Form 10-Q
period 2006-03-31
NOVACEA INC
filed 2006-06-22
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000 – 51967

NOVACEA, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	33-0960223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 GATEWAY BOULEVARD, SUITE 800 SOUTH SAN FRANCISCO, CALIFORNIA	94080
(Address of principal executive offices)	(Zip Code)

(650) 228-1800

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐                No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                No  ☒

As of June 15, 2006, 23,174,012 shares of our Common Stock, $.001 par value, were outstanding.

Novacea, Inc.

(a development stage company)

Index to Condensed Financial Statements

			Page
Part I.	Financial Information (Unaudited)

	Item 1.	Financial Statements

		Condensed Balance Sheets as of December 31, 2005 and March 31, 2006	3

		Condensed Statements of Operations for the three months ended March 31, 2005 and 2006 and for the period from February 27, 2001 (Inception) to March 31, 2006	4

		Condensed Statements of Cash Flows for the three months ended March 31, 2005 and 2006 and for the period from February 27, 2001 (Inception) to March 31, 2006	5

		Notes to Condensed Financial Statements for the period ended March 31, 2006	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4.	Controls and Procedures	23

Part II.	Other Information

	Item 1.	Legal Proceedings	24

	Item 1A.	Risk Factors	24

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

.	Item 3.	Defaults Upon Senior Securities	46

	Item 4.	Submission of Matters to a Vote of Security Holders	46

	Item 5.	Other Information	46

	Item 6.	Exhibits	46

Part I. Financial Information

Item  1. Financial Statements

Novacea, Inc.

(a development stage company)

Condensed Balance Sheets

(in thousands)

	December 31, 2005	March 31, 2006
	(See Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,039	$19,655
Marketable securities	14,483	24,045
Interest receivable	243	462
Prepaid and other current assets	964	1,194

Total current assets	51,729	45,356
Property and equipment, net	255	227
Other assets	280	1,551

Total assets	$52,264	$47,134

Liabilities, convertible preferred stock and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$2,585	$3,248
Accrued compensation	1,440	834
Other accrued liabilities	144	1,611
Liability for early exercise of stock options	513	601

Total current liabilities	4,682	6,294
Commitments
Convertible preferred stock	108,024	108,330
Stockholders’ equity (net capital deficiency):
Common stock	1	2
Additional paid-in capital	3,506	3,643
Deferred stock-based employee compensation	(2,162)	(1,894)
Accumulated other comprehensive income (loss)	(38)	(19)
Deficit accumulated during the development stage	(61,749)	(69,222)

Total stockholders’ equity (net capital deficiency)	(60,442)	(67,490)

Total liabilities, convertible preferred stock and stockholders’ equity (net capital deficiency)	$52,264	$47,134

See accompanying notes.

Novac ea, Inc.

(a development stage company)

Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Period from February 27, 2001 (Inception) to March 31, 2006
	2005	2006
Grant revenue	$—	$371	$3,248
Operating expenses:
Research and development*	2,821	6,588	55,094
General and administrative*	1,348	1,751	20,580

Total operating expenses	4,169	8,339	75,674

Loss from operations	(4,169)	(7,968)	(72,426)
Interest and other income, net	249	495	3,208
Interest expense	—	—	(4)

Net loss	$(3,920)	$(7,473)	$(69,222)

Net loss per common share, basic and diluted	$(3.27)	$(4.75)

Shares used in computing basic and diluted net loss per common share	1,197	1,572

*Includes stock-based employee compensation as follows:
Research and development	$—	$97	$235
General and administrative	—	78	342

	$—	$175	$577

See accompanying notes.

Nova cea, Inc.

(a development stage company)

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2006	Period from February 27, 2001 (Inception) to March 31, 2006
Operating activities
Net loss	$(3,920)	$(7,473)	$(69,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28	32	310
Amortization of deferred stock-based employee compensation	—	175	577
Non-cash stock compensation	51	11	246
Non-cash expense related to the purchase of certain licensed technology	—	—	120
Changes in operating assets and liabilities:
Prepaid and other current assets	—	(449)	(1,656)
Other assets	3	(1,274)	(1,561)
Accounts payable and accrued liabilities	(862)	1,612	6,294

Net cash used in operating activities	(4,700)	(7,366)	(64,892)

Investing activities
Purchases of property and equipment	(30)	(2)	(528)
Purchase of certain licensed patent rights	—	—	(100)
Purchases of short-term investments	(1,412)	(16,467)	(166,067)
Maturities of short-term investments	9,870	6,925	142,103

Net cash provided by (used in) investing activities	8,428	(9,544)	(24,592)

Financing activities
Net proceeds from issuances of convertible preferred stock	—	306	108,330
Proceeds from issuances of common stock, net of repurchases	64	220	809

Net cash provided by financing activities	64	526	109,139

Net increase (decrease) in cash and cash equivalents	3,792	(16,384)	19,655
Cash and cash equivalents at beginning of period	8,194	36,039	—

Cash and cash equivalents at end of period	$11,986	$19,655	$19,655

Supplemental schedule of non-cash investing and financing activities
Common stock issued for technology licenses and patent rights	$—	$—	$9

Deferred stock-based employee compensation	$—	$—	$2,564

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$4

See accompanying notes.

Novacea, Inc.

(a development stage company)

Notes to Condensed Financial Statements

1. Organization and Summary of Significant Accounting Policies

Novacea, Inc. (the “Company”) is a biopharmaceutical company focused on in-licensing, developing and commercializing novel therapies for the treatment of patients with cancer. The Company was founded in February 2001 (initially founded as D-Novo Therapeutics, later changed to Novacea, Inc.) and is incorporated in the State of Delaware. The Company’s product portfolio features three clinical-stage oncology product candidates, DN-101 (with worldwide rights), vinorelbine oral (for the United States and Canada) and AQ4N (for the United States, Canada and Mexico), each of which is a potential treatment for certain types of cancer. The Company has been primarily involved in performing research and development activities, hiring personnel, licensing new products, and raising capital to support and expand these activities since incorporation. Accordingly, the Company is considered to be in the development stage.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or for any other interim period or any other future year.

The accompanying unaudited condensed financial statements and notes to financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-131741), which was declared effective by the Securities and Exchange Commission (the “SEC”) on May 9, 2006.

The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements prepared in conformity with U.S. generally accepted accounting principles.

Reverse Stock Split

In March 2006, the Company’s board of directors approved a 1-for-3.5 reverse stock split of the Company’s common and convertible preferred stock, which was approved by the Company’s stockholders in April 2006. Such reverse stock split was effected on May 3, 2006. All share and per share amounts contained in the financial statements were retroactively adjusted to reflect the reverse stock split.

Initial Public Offering

On May 15, 2006, the Company completed its initial public offering of 6,250,000 shares of its common stock at a public offering price of $6.50 per share for gross proceeds of approximately $40.6 million. Net proceeds from the initial public offering are estimated to be approximately $35.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 14,239,571 shares of common stock.

On June 9, 2006, the underwriters of the Company’s initial public offering purchased an additional 657,500 shares of the Company’s common stock pursuant to their over-allotment option, and the Company received gross proceeds of approximately $4.3 million and net proceeds of approximately $4.0 million.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale securities. Total comprehensive loss for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended March 31,
	2005	2006
Net loss	$(3,920)	$(7,473)
Change in unrealized gain (loss) on available-for-sale securities	8	19

Comprehensive loss	$(3,912)	$(7,454)

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common securities, including options, common stock subject to repurchase, warrants and convertible preferred stock.

Pro forma basic and diluted net loss per common share have been computed to give effect to convertible preferred stock that converted to common stock upon the closing of the Company’s initial public offering in May 2006 (using the as-converted method), from the date of issuance, as if the closing occurred at the beginning of 2005.

The following table presents the calculation of historical and pro forma basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2006
Historical:
Net loss	$(3,920)	$(7,473)

Weighted-average number of common shares outstanding	1,261	1,923
Less: Weighted-average common shares subject to repurchase	(64)	(351)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	1,197	1,572

Basic and diluted net loss per common share	$(3.27)	$(4.75)

Pro forma:
Basic and diluted weighted-average shares used above	1,197	1,572
Pro forma adjustments to reflect assumed weighted-average effect of conversion of convertible preferred stock	11,333	14,235

Weighted-average shares used in computing pro forma basic and diluted net loss per common share	12,530	15,807

Pro forma net loss per common share, basic and diluted	$(0.31)	$(0.47)

The following outstanding options, common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2005	2006
Options to purchase common stock	1,808	1,580
Common stock subject to repurchase (weighted average basis)	64	351
Convertible preferred stock (as converted basis)	11,333	14,240

2. Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95. This revised standard addresses the accounting for stock-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic-value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the statement of operations.

On January 1, 2006, the Company adopted SFAS No. 123R using the prospective transition method, as required by the statement. Under this transition method, beginning January 1, 2006, employee stock-based compensation cost recognized includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value of those awards in accordance with the provisions of APB 25, and (b) compensation cost for all stock-based payments granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

The components of the stock-based employee compensation recognized in the Company’s Condensed Statements of Operations for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	General and Administrative	Research and Development	Total
Three months ended March 31, 2006
Employee stock options granted prior to January 1, 2006	$78	$97	$175
Employee stock options granted on or subsequent to January 1, 2006	—	—	—

	$78	$97	$175

Three months ended March 31, 2005
Employee stock options granted prior to January 1, 2006	$—	$—	$—

	$—	$—	$—

Since the Company did not grant or modify any stock-based compensation during the three months ended March 31, 2006, there was no effect of adopting SFAS No. 123R during the three month period ended March 31, 2006.

Employee Stock-Based Awards Granted Prior to January 1, 2006

Compensation costs for employee stock options granted prior to January 1, 2006, the date the Company adopted SFAS No. 123R, were accounted for using the intrinsic-value method of accounting as prescribed by

APB No. 25, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB No. 25, compensation expense for employee stock options is based on the excess, if any, of the fair value of the Company’s common stock over the option exercise price on the measurement date, which is typically the date of grant.

The Company determined in 2005 that, for accounting purposes, the estimated fair value of the Company’s common stock was greater than the exercise price for certain options granted to employees during 2005. The Company recorded deferred stock-based employee compensation of $2.6 million for these options as a component of stockholders’ equity, which will be amortized as a non-cash expense, as adjusted by unvested options cancelled as a result of employee terminations, over the vesting period of the applicable option, which is generally four years, on a straight line basis. As such for the three months ended March 31, 2006, the Company recorded amortization of the $175,000 in deferred stock-based employee compensation. During the three months ended March 31, 2006, the Company reversed 93,000 of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations. The expected future amortization expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

Remainder of 2006	$418
2007	558
2008	558
2009	360

$1,894

Employee Stock-Based Awards Granted On or Subsequent to January 1, 2006

Compensation cost for employee stock-based awards granted on or after January 1, 2006, the date the Company adopted SFAS 123R, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and will be recognized over the vesting period of the applicable award on a straight-line basis. During the three months ended March 31, 2006, the Company did not issue any new employee stock-based awards.

If the Company had granted employee stock-based awards, the fair values of the awards would have been calculated using the Black-Scholes valuation model, based on the following assumptions:

Three Months Ended March 31, 2006
Stock Option Plans
Weighted-average expected term	6.1 years
Expected volatility	73%
Risk-free interest rate	4.55%
Dividend yield	0%

Weighted-Average Expected Term. Under the Company’s 2006 Incentive Award Plan and Amended 2001 Stock Option Plan, the expected term of options granted is determined using the “shortcut” method, as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”). Under this approach, the expected term is presumed to be the average of the vesting term and the contractual term of the option. The shortcut approach is not permitted for options granted, modified or settled after December 31, 2007.

Volatility. Since the Company is a newly public entity with no historical data regarding the volatility of its common stock, the expected volatility used for 2006 is based on volatility of similar entities, referred to as “guideline” companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

Risk-Free Interest Rate. The risk-free rate that the Company uses in the Black-Scholes option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options or purchase rights.

Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Forfeitures. SFAS No. 123R also requires the Company to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The Company’s estimated annual forfeiture rate is approximately 8.6%. If the Company’s actual forfeiture rate is materially different from the above estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

Since the Company did not issue any employee stock-based awards during the three months ended March 31, 2006, there were no unrecognized compensation costs related to non-vested stock option awards granted after January 1, 2006, as of March 31, 2006.

Non-employee Stock Option Awards

Stock-based compensation arrangements to non-employees are accounted for in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), Emerging Issues Task Force 96-18 Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods, or Services (“EITF 96-18”), and related Interpretations, using a fair value approach, and the compensation costs of such arrangements are subject to re-measurement over their vesting terms, as earned.

From February 27, 2001 (Inception) to March 31, 2006, the Company has granted options to non-employees to purchase 146,837 shares of common stock at exercise prices ranging from $0.53 to $1.93 per share. During the three months ended March 31, 2006, the Company did not grant any new non-employee options to purchase common stock. The Company re-measured the non-employee options vested during the quarter using the Black-Scholes valuation model, using a volatility rate of 73%, an expected life representing the remaining contractual life, which ranged from 1 to 10 years, an expected dividend yield of 0% and a weighted average risk-free interest rate of 4.55%.

For the three months ended March 31, 2006 and 2005 and the period from February 27, 2001 (Inception) to March 31, 2006, compensation expense related to non-employee stock option awards was $11,000, $51,000 and $198,000, respectively.

At March 31, 2006 and December 31, 2005, a total of 3,142,855 and 3,142,855 shares, respectively, of common stock had been authorized for issuance under the 2001 Plan.

The following table summarizes option activity under the 2001 Plan, including stock options granted to non-employees, and related information:

	Shares Available for Grant	Options Outstanding	Weighted- Average Exercise Price per Share
	(in thousands, except per share amounts)
Balance at December 31, 2004	429	1,775	1.12
Additional shares authorized	500	—
Options granted	(767)	767	2.27
Options exercised	—	(614)	1.30
Shares repurchased	—	(2)	1.05
Options canceled	165	(165)	1.15

Balance at December 31, 2005	327	1,761	1.56
Additional shares authorized	—	—
Options granted	—	—	—
Options exercised	—	(143)	2.15
Shares repurchased	—	—	—
Options canceled	38	(38)	1.82

Balance at March 31, 2006	365	1,580	1.51

At March 31, 2006, all of the outstanding options to purchase shares of common stock of the Company were exercisable. These options are summarized in the following table:

Exercise Price per Share	Number of Options Outstanding	Number of Options Vested	Weighted-Average Remaining Contractual Life
	(in thousands)		(in years)
$0.53	126	446	5.77
$0.63	16	34	6.16
$1.05	286	504	7.12
$1.30	781	509	7.98
$1.58	48	—	9.11
$1.93	239	12	9.43
$5.25	84	71	9.67

	1,580	1,576

Options may be exercised prior to vesting, with the underlying shares subject to the Company’s right of repurchase, which lapses over the vesting term. At March 31, 2006 and December 31, 2005, there were 379,910 and 369,537 shares, respectively, of common stock issued pursuant to early exercises that are subject to the Company’s right of repurchase at prices ranging from $1.05 to $5.25 per share.

In accordance with EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB No. 25, and FIN No. 44, the shares purchased by the employees pursuant to the early exercise of stock options are not deemed to be issued until those shares vest. The EITF reached consensus that these guidelines should be applied to stock option awards granted or modified after March 21, 2002. Therefore, cash received in exchange for exercised and unvested shares related to stock options granted after that date is recorded as a liability for early exercise of stock options on the accompanying balance sheets, and will be transferred into common stock and additional paid-in capital as the shares vest. In addition to the options outstanding as reflected in the above tables, at March 31, 2006 and December 31, 2005, there were 379,910 and 369,537 shares of common stock subject to repurchase under grants made after March 21, 2002, for which the Company recorded $600,461 and $512,970, respectively, as liabilities. Such shares will be reflected as shares outstanding when the shares vest.

3. Stockholders’ Equity (Net Capital Deficiency), Convertible Preferred Stock and Stock-based Compensation Plans

Common Stock

During the three months ended March 31, 2006, certain employees, directors and a consultant of the Company exercised options to purchase an aggregate of 142,708 shares of the Company’s common stock prior to respective vesting dates of the stock options.

Convertible Preferred Stock

On January 13, 2006, the Company sold an additional 36,006 shares of Series C convertible preferred stock to a number of existing holders of its preferred stock at a price of $8.75 per share, for net proceeds of approximately $0.3 million. The Series C convertible stock sold in January 2006 is convertible into 36,006 shares of common stock.

Immediately prior to the completion of the Company’s initial public offering of 6,250,000 shares of its common stock, which occurred on May 15, 2006, all of the convertible preferred stock outstanding converted into 14,239,571 shares of common stock.

Stock Option Plans

2006 Incentive Award Plan

In March 2006, the Company’s board of directors adopted the 2006 Incentive Award Plan (the “2006 Plan”), which was approved by the Company’s stockholders in April 2006. The 2006 Plan is intended to serve as the successor equity incentive program to the Company’s Amended 2001 Stock Option Plan (the “2001 Plan”). The 2006 Plan became effective upon the completion of the Company’s initial public offering, at which time options could no longer be granted under the 2001 Plan, and the 2006 Plan will terminate on the earlier of (i) ten years after its approval by the Company’s stockholders or (ii) when the Company’s compensation committee, with the approval of the Company’s board of directors, terminates the 2006 Plan. The 2006 Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock, performance share awards, performance stock units, dividend equivalents, restricted stock units, stock payments, deferred stock, performance-based awards and stock appreciation rights. A total of 2,500,000 shares of common stock have been authorized for issuance pursuant to the 2006 Plan, plus the number of shares of our common stock available for issuance under the 2001 Plan that are not subject to outstanding options, as of the effective date of the 2006 Plan. In addition, the number of shares of common stock reserved for issuance under the 2006 Plan will increase automatically on the first day of each fiscal year, beginning in 2007, by a number of shares equal to the least of: (i) 4.5% of shares of the Company’s common stock outstanding on a fully diluted basis on such date; (ii) 2,000,000 shares; or (iii) a smaller number determined by the Company’s board of directors. As of March 31, 2006, there were no stock-based awards granted under the 2006 Plan.

2001 Stock Option Plan

In 2001, the Company’s board of directors and stockholders adopted the 2001 Plan. This plan provides for the granting of incentive and non-statutory stock options to employees, officers, directors, and non-employees of the Company. Incentive stock options may be granted with exercise prices of not less than fair value, and non-statutory stock options may be granted with an exercise price of not less than 85% of the fair value of the common stock on the date of grant. Stock options granted to a stockholder owning more than 10% of voting stock of the Company must have an exercise price of not less than 110% of the fair value of the common stock on the date of grant. The Company’s board of directors determines the fair value of common stock. Stock options are granted with terms of up to ten years and generally vest over a period of four years under the 2001 Plan.

4. Cash, Cash Equivalents and Marketable Securities

The following is a summary of the fair value of cash and available-for-sale securities at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$1,007	$—	$—	$1,007
Government and municipal obligations	930	—	—	930
Corporate debt securities	23,136	5	(26)	23,115
Money market funds	18,646	2	—	18,648

Total	$43,719	$7	$(26)	$43,700

Reported as:
Cash and cash equivalents	$19,653	$2	$—	$19,655
Marketable securities	24,066	5	(26)	24,045

Total	$43,719	$7	$(26)	$43,700

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$352	$—	$—	$352
Government and municipal obligations	930	—	$—	930
Corporate debt securities	13,591	—	(38)	13,553
Money market funds	35,687	—	—	35,687

Total	$50,560	$—	$(38)	$50,522

Reported as:
Cash and cash equivalents	$36,039	$—	$—	$36,039
Marketable securities	14,521	—	(38)	14,483

Total	$50,560	$—	$(38)	$50,522

At March 31, 2006, approximately $42.7 million of available-for-sale securities matures within one year of the balance sheet date, and the remaining securities mature within two years of the balance sheet date. The average maturity of available-for-sale securities was approximately 6.3 months.

5. License and Collaboration Agreements

In each of August 2002 and 2003, the Company entered into agreements with Aventis under which Aventis agreed to provide grant revenue payments totaling up to $3.0 million and up to $0.4 million, respectively, to the Company. The grant revenues provide for partial reimbursement of approved costs incurred, as defined in the agreements, and are contingent upon the achievement of milestones regarding the progress of two clinical trials involving DN-101 and Aventis’ Taxotere® oncology product. The Company is required to provide Aventis with a final report for both of the clinical trials upon their completion. Under the agreements, Aventis has no product rights to DN-101. However, Aventis does have co-ownership rights to certain inventions that arose from the Company’s Phase 2/3 clinical trial involving the use of DN-101 and Taxotere in the treatment of patients with androgen-independent prostate cancer.

The Company recorded revenue under the two agreements with Aventis of $0.4 million, $0.0 million and $3.2 million for the three months ended March 31, 2006 and 2005 and for the period from February 27, 2001 (Inception) to March 31, 2006, respectively. From inception, the costs incurred under the collaboration agreements have exceeded the revenues recognized.

In June 2001, the Company entered into an exclusive, worldwide license with Oregon Health & Science University, or OHSU, to utilize specific technology under patent rights and know-how related to the use of calcitriol and its analogs. In connection with entering into this license, the Company issued 228,571 shares of its common stock to OHSU. Because the technology licensed related to a patent application for a method of use utilized in research and development and there was no alternative future use for the technology, the Company recorded the fair value of the licensed technology as $120,000, based on the fair value of the shares issued, as research and development expense. As of March 31, 2006 and under the terms of the agreement, the Company may be obligated in the future to make certain milestone payments to OHSU of up to an aggregate of $0.5 million, which milestone payments are contingent upon the occurrence of certain clinical development and regulatory events related to DN-101. Payments to OHSU that relate to pre-approval development milestones are recorded as research and development expense when incurred. The Company is obligated to pay to OHSU certain royalties on net sales of DN-101, which royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell DN-101. The Company has agreed to pay OHSU a certain percentage of any sub-license revenues that the Company receives. The Company has also agreed to reimburse OHSU for all reasonable fees and costs related to the preparation, filing, prosecution and maintenance of the patent rights underlying the agreement, and the Company has agreed to indemnify OHSU and certain of its affiliates against liability arising out of the exercise of patent rights under the agreement. Furthermore, in addition to customary termination provisions for breach or bankruptcy, OHSU may also terminate the license agreement if the Company does not proceed reasonably with the development and practical application of the products and processes covered under the license or does not keep the products and processes covered under the license reasonably available to the public after commencing commercial use.

In July 2002, the Company acquired an exclusive, worldwide license from the University of Pittsburgh of the Commonwealth System of Higher Education, or University of Pittsburgh, to utilize specific technology under certain patent rights and know-how related to the use of calcitriol, and its derivatives and analogs, with certain chemotherapies. In exchange for this license, the Company issued 14,285 shares of common stock and paid cash consideration of $100,000 to the University of Pittsburgh. The Company recorded the value of the issuance of the common stock as $9,000, based on the fair value of the shares on the date of issuance. The Company capitalized the licensed patent rights of $109,000, included in “Other assets” on the accompanying balance sheet, and is amortizing the asset over the estimated useful life of the patents, or approximately 15 years. The carrying value of the licensed patent rights was $85,000 at March 31, 2006, and the amortization for fiscal years ending December 31, 2006 through 2010 is expected to be $7,000 per year. In addition, the Company is obligated to issue an additional 14,285 shares of its common stock to the University of Pittsburgh upon the issuance of certain claims included in one of several U.S. patents that are subject to this license. Under the terms of the agreement, the Company is obligated to pay the University of Pittsburgh certain royalties on net sales of DN-101 when used in combination with certain chemotherapies. The royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell DN-101. As of March 31, 2006 and under the terms of the agreement, the Company may be obligated through 2008 to make certain minimum royalty payments to the University of Pittsburgh of up to an aggregate of $0.6 million, which royalty payments are contingent upon continuation of the license agreement and are creditable against the Company’s royalty obligations that are actually due in any calendar year. This minimum royalty payment obligation began in July 2003. Minimum royalty payments to the University of Pittsburgh in advance of DN-101 marketing approval are recorded as research and development expense when incurred. The Company has agreed to pay the University of Pittsburgh a certain percentage of any sub-license revenues that the Company receives. The Company has also agreed to reimburse the University of Pittsburgh for all reasonable fees and costs related to the filing prosecution and maintenance of the patent rights underlying the agreement.

In December 2003, the Company entered into a license agreement with KuDOS Pharmaceuticals Limited, or KuDOS, which was recently acquired by AstraZeneca PLC. Under this license agreement, the Company obtained exclusive, royalty-bearing licenses to certain KuDOS patents and know-how acquired or to be acquired by KuDOS from a third party to the Company’s AQ4N product candidate for all human therapeutic, prophylactic and diagnostic uses in the United States, Canada and Mexico. The Company also received a sub-license to certain patents relating to AQ4N from a third party licensor to KuDOS. Upon signing the agreement in December 2003, the Company paid KuDOS an up-front fee of $1.0 million, which was recorded as research and development expense in the period because the licensed technology was incomplete and had no alternative future use. As of March 31, 2006 and under the terms of the agreement, the Company may be obligated in the future to make certain milestone payments to KuDOS of up to an aggregate of $5.0 million, which milestone payments are contingent upon the occurrence of certain clinical development and regulatory events related to AQ4N. Payments to KuDOS that relate to pre-approval development milestones are recorded as research and development expense when incurred. In addition to the foregoing payments, the Company is obligated to pay to KuDOS certain annual royalties on net sales of AQ4N, which royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses to third parties in order to manufacture, use or sell AQ4N in the United States, Canada and Mexico. The Company has agreed to pay KuDOS a certain percentage of any sub-license revenues that may be received by the Company. Generally, the Company and KuDOS will each bear their separate costs of development and commercialization, although certain manufacturing process development costs will be shared equally by KuDOS and the Company. Furthermore, in addition to customary termination provisions, including for breach and bankruptcy, KuDOS may terminate the license agreement if the Company directly or indirectly opposes or assists any third party in opposing KuDOS’ patents in the United States, Canada or Mexico.

In July 2005, the Company acquired from Pierre Fabre Medicament, or Pierre Fabre, an exclusive royalty-bearing license under certain patents and know-how to vinorelbine formulated in a soft gelatin capsule, or vinorelbine oral, for all human therapeutic, prophylactic and diagnostic uses in the United States and Canada in the field of cancer. The Company also acquired Pierre Fabre’s rights to a third party’s formulation and manufacturing patents in the United States and Canada. The Company granted Pierre Fabre an exclusive, fully paid-up and royalty free license to improvements to vinorelbine oral outside of the United States and Canada, including a license to improvements made by the Company to vinorelbine oral. Under a supply agreement with Pierre Fabre entered into at the same time, the Company is obligated to purchase from Pierre Fabre its total requirements of placebo and vinorelbine oral to be used in its clinical trials and of the vinorelbine oral commercial products in the United States and Canada. The Company is obligated to market vinorelbine oral under a Pierre Fabre trademark pursuant to a trademark agreement with Pierre Fabre. Pursuant to the Company’s trademark license agreement with Pierre Fabre, the Company is required to make certain royalty payments based on the net sales of vinorelbine oral, which rate may be reduced in the event of the presence of a generic version of vinorelbine oral or a Competing Product, as defined in the trademark agreement. Under the terms of the agreements, the Company made an upfront license payment of $2.0 million to Pierre Fabre upon signing the agreements in July 2005, which was recorded as research and development expense in the period because vinorelbine oral is a development stage product in the licensed territory. Additionally, the Company has made or is obligated to make certain milestone payments to Pierre Fabre, which are contingent upon the occurrence of certain clinical development and regulatory events related to vinorelbine oral. Payments to Pierre Fabre that relate to pre-approval development milestones are recorded as research and development expense when incurred. The Company is also obligated to make additional payments to Pierre Fabre in the event that annual sales of vinorelbine oral exceed certain revenue benchmarks. As of March 31, 2006 and under the terms of the agreement, the Company may be obligated in the future to make payments of up to an aggregate of $11.0 million related to the milestone payments and the additional payments based on annual sales of vinorelbine oral described above. These aggregate payment obligations are contingent, with respect to milestone payments, upon the occurrence of certain clinical development and regulatory events related to vinorelbine oral, and, with respect to the additional payments, on annual sales levels of vinorelbine oral, if any. As of March 31, 2006, the Company had recorded a liability of $1.0 million for an amount payable to Pierre Fabre related to a milestone that was achieved in March 2006, which amount was paid to Pierre Fabre in April 2006. The Company is further obligated to make certain royalty payments to Pierre Fabre based on net sales of vinorelbine oral, which rate may be reduced in the event of the presence of a generic version of vinorelbine oral or a Competing Product, as defined in the agreement. The Company has also agreed to pay Pierre Fabre a certain percentage of any sub-license revenues it may receive. In addition, under the terms of the Company’s license agreement with Pierre

Fabre, Pierre Fabre has agreed to share a portion of certain costs related to the Company’s first Phase 3 clinical trial of vinorelbine oral by providing the Company with a credit against certain milestone, royalty and other payments the Company may owe Pierre Fabre in the event that such clinical trial satisfies certain minimum patient obligations.

If the results of U.S. clinical trials do not allow the Company to file an initial NDA with the FDA for vinorelbine oral for the indication then under development, the Company has the right to terminate the license agreement and its development of vinorelbine oral. Pierre Fabre may terminate the license agreement if the Company fails to make diligent efforts to develop or seek regulatory approval for a vinorelbine oral product, if the Company challenges or contests other Pierre Fabre patents or market a Competing Product, or if the Company fails to meet certain minimum sales requirements for any two consecutive years following market launch. In addition to customary termination provisions, including for breach or bankruptcy, if the Company fails to prepare and deliver the development plan for Canada within 180 days from the end of Phase 2 meeting with the FDA, Pierre Fabre will have the right to terminate the Company’s license in Canada. In addition, the Company has certain limited rights to terminate the license agreement, if the FDA requires the Company to undertake certain material additional development activities in order for the Company to gain regulatory approval for vinorelbine oral.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2006 and results of operations for the three months ended March 31, 2006 and 2005 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A. “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

Overview

We are a biopharmaceutical company focused on in-licensing, developing and commercializing novel therapies for the treatment of cancer. We currently have three clinical-stage oncology product candidates. Our lead product candidate, DN-101, is in a Phase 3 clinical trial for the treatment of androgen-independent prostate cancer, or AIPC. Our second product candidate, vinorelbine oral, is expected to enter into a registration trial for the treatment of breast cancer in the second half of 2006. Our third product candidate, AQ4N, is expected to advance into a Phase 1/2 clinical trial in glioblastoma multiforme, in combination with radiation and chemotherapy in the second half of 2006.

We incorporated in February 2001 and continue to be a development stage company. We have devoted substantially all of our resources to the licensure and clinical development of our product candidates. We have generated a limited amount of grant revenue, and we have not generated any revenue from the sale of our products. Through March 31, 2006, we have funded our operations primarily through the private placement of equity securities. In May 2006, we completed our initial public offering of 6,250,000 shares of our common stock at the public offering price of $6.50 per share for gross proceeds of approximately $40.6 million. In June 2006, the underwriters of our initial public offering purchased an additional 657,500 shares of our common stock at the public offering price of $6.50 per share pursuant to their over-allotment option, and we received gross proceeds of approximately $4.3 million. We have incurred a net loss for the three months ended March 31, 2006 of $7.5 million and cumulative net losses of $69.2 million since our inception in 2001 through March 31, 2006. We expect our net losses to increase primarily due to our anticipated clinical trial activities. Clinical trials are costly, and as we continue to advance our product candidates through development, we expect our research and development expenses to increase significantly, especially as we continue our Phase 3 clinical trial of DN-101 for the treatment of patients with AIPC, and begin a registration trial for vinorelbine oral for the treatment of breast cancer in the second half of 2006. As compared to Phase 1 and Phase 2 clinical trials, Phase 3 clinical trials are typically more expensive as they involve a greater number of patients, are conducted at multiple sites and sometimes in several countries, are conducted over a longer period of time and require greater quantities of drug product. In addition, we plan to expand our infrastructure and facilities and hire additional personnel, including clinical development, administrative, sales and marketing personnel. We are unable to predict when, if ever, we will be able to commence the sale of or to generate any other type of revenue for, any of our product candidates.

Revenues

We have generated $3.2 million in grant revenues since our inception, including $0.4 million during the three months ended March 31, 2006, and do not expect to generate any revenues from the sale of our product candidates for at least several years.

Research and Development Expenses

Research and development expenses consist primarily of costs for: personnel, including salaries and benefits; regulatory activities; pre-clinical studies; clinical trials; materials and supplies; and allocations of other research and development-related costs. External research and development expenses include fees paid to other entities that manufacture our products for use in our clinical trials and that conduct certain research and development activities on our behalf. We recognize research and development expenses as they are incurred. Costs to acquire technologies to be used in research and development activities, but which have not reached technological feasibility and have no alternative future use, are expensed when incurred. Payments to licensors that relate to the achievement of pre-approval development milestones are recorded as research and development expense when incurred. Clinical trial costs are a significant component of our research and development expenses. Currently, we manage our clinical trials through independent medical investigators at their sites and at hospitals. We accrue research and development expenses for clinical trials based on estimates from our ongoing monitoring of the levels of patient enrollment and other activities at the investigator sites.

From inception in 2001 through March 31, 2006, we have incurred an aggregate of $55.1 million of research and development expenses, including $6.6 million of research and development expenses during the three months ended March 31, 2006. We expect that research and development expenses will increase significantly in the future as we progress our product candidates through the more expensive Phase 2 and Phase 3 clinical trials, start additional clinical trials, file for regulatory approvals, hire more employees and expand our infrastructure and facilities. Completion of clinical trials may take several years, although the length of these trials varies substantially according to the nature and complexity of the particular product candidate.

The following table provides a general estimated completion period for each phase of the clinical trials that we typically conduct:

Clinical Phase	Estimated Completion Period
Phase 1/2	0.5-2.0 Years
Phase 2	1.5-3.0 Years
Phase 3	3.0-5.0 Years

We initiated patient enrollment for our ASCENT-2 clinical trial of DN-101 in the first quarter of 2006 and expect to receive data from this trial in approximately three years.

The clinical development and regulatory approval processes inherently contain significant risks and uncertainties. Therefore, it is difficult to estimate the costs necessary to complete development projects. Additionally, risks related to the timing and results of our clinical trials add to the difficulty of estimating the costs necessary to complete development projects. Because of these risks, and the other risks set forth in Item 1A Risk Factors to this Quarterly Report on Form 10-Q, the cost projections and development timelines related to our clinical development and regulatory programs may be materially impacted. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

The following table summarizes our research and development expenses for the three months ended March 31, 2006 and 2005.

	Three Months ended March 31,
	2005	2006
	(in thousands)
Research and development expenses
DN-101	$1,265	$3,468
Vinorelbine oral	—	1,673
AQ4N	1,024	672
Other projects	532	678
Stock-based employee compensation	—	97

Total research and development expenses	$2,821	$6,588

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for our personnel in executive, business development, marketing, human resources, external communications, finance and other administrative functions, as well as consulting costs, including market research and business consulting. Other costs include professional fees for legal and accounting services. We anticipate that general and administrative expenses will increase significantly in the future as we continue to expand our operating activities and as a result of costs associated with being a public company. From inception through March 31, 2006, we have incurred an aggregate of $20.6 million of general and administrative expenses, including $1.8 million of general and administrative expenses during the three months ended March 31, 2006.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

We believe there have been no significant changes in our critical accounting policies as compared to what was previously disclosed in our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 10, 2006, as amended, which was declared effective by the SEC on May 9, 2006, except with regard to stock-based compensation as described more fully below.

Share-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment — An Amendment of FASB Statements No. 123 and 95. We adopted SFAS No. 123R using the prospective transition method. Under this transition method, beginning January 1, 2006, compensation cost recognized includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) , and (b) compensation cost for all stock-based payments granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Given that we did not grant or modify any share-based compensation during the three months ended March 31, 2006, there was no effect of adopting SFAS No. 123R during the three month period ended March 31, 2006.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.

We estimate the expected term of options using the “simplified” method, as illustrated in Staff Accounting Bulletin No. 107 (“SAB107”). As we have been operating as a public company for a period of time that is shorter than our estimated expected option term, we are unable to use actual price volatility data. Therefore, we estimate the volatility of our common stock based on volatility of similar entities. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, which represent our best estimates and involve inherent uncertainties and the application of management judgment.

Estimates of stock-based compensation expenses are significant to our financial statements, but these expenses are based on the Black-Scholes option valuation model and will never result in the payment of cash by us.

The guidance in SFAS No. 123R and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions.

If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, or if we decide to use a different valuation model, the compensation expense that we record in the future under SFAS No. 123R may differ significantly from what we have recorded in the current period and could materially affect our operating loss, net loss and net loss per share.

See Note 1 to our Condensed Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding SFAS No. 123R.

Results of Operations

The following table reflects period over period changes in selected line items from our statements of operations (in thousands, except percentages):

	Three Months ended March 31,
	2005	2006	Change Period Over Period
Grant Revenue	$—	$371	$371	—%
Research and Development Expenses	2,821	6,588	3,767	134
General and Administrative Expenses	1,348	1,751	403	30
Interest and Other Income, Net	249	495	246	99

Three Months ended March 31, 2006 and 2005

We have a limited operating history. We present below a comparison of our results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Grant Revenue

Grant revenue for the three months ended March 31, 2006 was $0.4 million compared to $0.0 million for the three months ended March 31, 2005. The increase in grant revenue from 2005 to 2006 was due to a development progress milestone achieved in 2006 under one of our two agreements with Aventis Pharmaceuticals, Inc. related to our DN-101 clinical studies. Approximately $0.1 million remained available for grant under these agreements as of March 31, 2006.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2006 were $6.6 million compared to $2.8 million for the three months ended March 31, 2005, an increase of $3.8 million. Research and development expenses associated with DN-101 were $3.5 million for the three months ended March 31, 2006 compared to $1.3 million for the three months ended March 31, 2005. This $2.2 million increase was due primarily to the initiation of our ASCENT-2 Phase 3 clinical trial for DN-101, including patient enrollment expenses. Research and development expenses associated with vinorelbine oral were $1.7 million for the three months ended March 31, 2006, which primarily reflects the expenses associated with our achievement of a development milestone, and other development activities related to vinorelbine oral. We did not have research and development expenses associated with vinorelbine oral for the three months ended March 31, 2005 because we did not acquire our rights to vinorelbine oral until July 2005. Research and development expenses associated with AQ4N were $0.7 million for the three months ended March 31, 2006 compared to $1.0 million for the three months ended March 31, 2005. This $0.3 million decrease resulted primarily from a lower level of clinical development activity during the period. Other research and development expenses were approximately $0.7 million for the three months ended March 31, 2006 compared to $0.5 million for the three months ended March 31, 2005. This $0.2 million increase resulted primarily from costs associated with higher internal staff levels and related external activities connected with advancing our general development activities. Stock-based employee compensation expense related to research and development employees was $0.1 million for the three months ended March 31, 2006. We did not record stock-based employee compensation expense for the three months ended March 31, 2005 because the grant price of options outstanding at that time was equal to the fair value of the underlying stock on the grant date.

We expect that research and development expenses will increase significantly in the future as we advance our product candidates through Phase 2 and Phase 3 clinical trials and registration trials, start additional clinical trials, file for regulatory approvals, hire more employees and expand our infrastructure and facilities.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2006 were $1.8 million compared to $1.3 million for the three months ended March 31, 2005. The $0.4 million increase in general and administrative expenses was due primarily to higher spending on intellectual property, legal, marketing and consulting services and stock-based employee compensation expense related to general and administrative employees.

We anticipate that general and administrative expenses will increase significantly in the future as we continue to expand our operating activities, continue to file and prosecute new and existing patents, and as a result of costs associated with being a public company, including costs associated with Sarbanes-Oxley compliance.

Interest and Other Income, Net

Interest and other income, net, for the three months ended March 31, 2006 was $0.5 million compared to $0.2 million for the three months ended March 31, 2005. The increase resulted from increased yields on higher investment balances throughout the first three months of 2006.

Liquidity and Capital Resources

We have incurred net losses of $69.2 million since inception through March 31, 2006. We have generated a limited amount of revenue, and do not expect to generate revenue from product candidates for several years. Since inception, we have funded our operations primarily through the private placement of our preferred stock. We raised net proceeds of $12.1 million through the sale of our Series A convertible preferred stock in 2001 and 2002, $35.9 million through the sale of our Series B convertible preferred stock in 2002 and $34.9 million through the sale of our Series C convertible preferred stock in December 2003. We raised net proceeds of $25.1 million through an additional sale of our Series C convertible preferred stock in December 2005 and $0.3 million through an additional sale of our Series C convertible preferred stock in January 2006.

On May 15, 2006, we completed our initial public offering of 6,250,000 shares of our common stock at a public offering price of $6.50 per share for gross proceeds of approximately $40.6 million. Net proceeds from the initial public offering are estimated to be approximately $35.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses. On June 9, 2006, the underwriters of our initial public offering purchased an additional 657,500 shares of our common stock pursuant to their over-allotment option, and we received gross proceeds of approximately $4.3 million and net proceeds of approximately $4.0 million, after deducting underwriting discounts.

At March 31, 2006, we had cash, cash equivalents and marketable securities of $43.7 million. At March 31, 2006, our cash and cash equivalents were $19.7 million as compared to $36.0 million at December 31, 2005.

Net cash used in operating activities for the three months ended March 31, 2006 and 2005 was $7.4 million and $4.7 million, respectively. For the three months ended March 31, 2006, cash used in operations was attributable primarily to our net loss and an increase in prepaid expenses related primarily to costs associated with our initial public offering, partially offset by an increase in accounts payable and accrued liabilities resulting principally from increased research and development activities and non-cash charges related to the amortization of deferred stock-based compensation. For the three months ended March 31, 2005, cash used in operations was attributable primarily to our net loss and a decrease in accounts payable and accrued liabilities.

Net cash used in investing activities was $9.5 million for the three months ended March 31, 2006 due primarily to net purchases of short-term investments and purchases of equipment. Net cash provided by investing activities was $8.4 million for the three months ended March 31, 2005 due primarily to net maturities of short-term investments, partially offset by purchases of equipment.

Net cash provided by financing activities for the three months ended March 31, 2006 and 2005 was $0.5 million and $0.1 million, respectively. Net cash provided by financing activities in the 2006 period was primarily related to proceeds from the sale of convertible preferred stock and issuance of our common stock upon the exercise of outstanding stock options. Net cash provided by financing activities in 2005 was primarily related to the proceeds from the issuance of our common stock upon the exercise of outstanding stock options.

Developing drugs, conducting clinical trials, and commercializing products are expensive. Our future funding requirements will depend on many factors, including:

•	the progress and costs of our clinical trials and other research and development activities;

•	the costs of in-licensing additional product candidates;

•	the costs and timing of obtaining regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights;

•	the costs and timing of securing manufacturing capabilities for our clinical product candidates and commercial products, if any;

•	the costs of establishing sales, marketing and distribution capabilities; and

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

We expect to incur losses from operations in the future. We expect to incur increasing research and development expenses, including expenses related to clinical trials and additional personnel. We expect that our general and administrative expenses will increase in the future as we expand our staff, add infrastructure and incur additional expenses related to being a public company, including directors’ and officers’ insurance, investor relations and increased professional fees.

Item  3. Quantitative and Qualitative Disclosures About Market Risk

Our concentration of credit risk consists principally of cash, cash equivalents, and short-term investments. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term debt securities.

Our investment policy restricts investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; fulfillment of liquidity needs; above-market returns versus industry averages; and fiduciary control of cash and investments. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our portfolio of cash equivalents, short-term marketable securities and restricted cash in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. As of March 31, 2006, all of our investments were in money market accounts, certificates of deposit or investment grade corporate debt obligations and U.S. government securities. Due to the short-term nature of these investments, a 10% movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of March 31, 2006.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this report before you decide to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks, and you may lose all or part of your investment.

Risks Related to Our Business

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may never achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history. We are not profitable and have incurred losses in each year since our inception in 2001. We have only generated a limited amount of grant revenue, and we have not generated any revenue from product sales. We do not anticipate that we will generate revenue from the sale of products for the foreseeable future. We have not yet submitted any products for approval by regulatory authorities and we do not currently have rights to any products that have been approved for marketing in our territory. We continue to incur research and development and general and administrative expenses related to our operations. Our net loss for the years ended December 31, 2003, 2004 and 2005 and for the three months ended March 31, 2006 was $12.8 million, $18.0 million, $23.8 million and $7.5 million, respectively. As of March 31, 2006, we had an accumulated deficit of $69.2 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and prepare for and begin to commercialize any approved products. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are highly dependent on the success of our lead product candidate, DN-101, and we cannot give any assurance that it will receive regulatory approval or be successfully commercialized.

DN-101 is in a Phase 3 clinical trial for the treatment of androgen-independent prostate cancer, or AIPC. Our trial may not be successful, and DN-101 may never receive regulatory approval or be successfully commercialized. Our clinical development program for DN-101 may not receive regulatory approval either if we fail to demonstrate that it is safe and effective in clinical trials and consequently fail to obtain necessary approvals from the U.S. Food and Drug Administration, or FDA, or similar non-U.S. regulatory agencies, or if we have inadequate financial or other resources to advance DN-101 through the clinical trial process. Even if DN-101 receives regulatory approval, we may not be successful in marketing it for a number of reasons, including the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in our sales and marketing efforts. Any failure to obtain approval of DN-101 and successfully commercialize it would have a material and adverse impact on our business.

We must complete our ASCENT-2 Phase 3 clinical trial to confirm the previously observed safety and efficacy trends of DN-101.

We have begun the process of enrolling patients in our ASCENT-2 Phase 3 clinical trial of DN-101, referred to as our ASCENT-2 clinical trial, with targeted enrollment of approximately 900 patients. Our ASCENT-2 clinical trial is designed based on observations about secondary endpoints from our completed ASCENT Phase 2/3 clinical trial, referred to as our ASCENT clinical trial, which enrolled 250 patients. In addition, while our ASCENT clinical trial evaluated the weekly administration of DN-101 in combination with weekly Taxotere® versus once weekly placebo in combination with weekly Taxotere, our ASCENT-2 clinical trial evaluates this DN-101 and Taxotere regimen versus the currently approved regimen for Taxotere, which is dosed every three weeks in combination with prednisone. As a result of these differences and other factors, the data collected from our ASCENT-2 clinical trial may not demonstrate the levels of safety and efficacy observed in our earlier clinical trials, including our ASCENT clinical trial.

The primary endpoint for our ASCENT clinical trial of DN-101 was a 50% reduction in Prostate Specific Antigen Response, or PSA Response, at six months. Our ASCENT clinical trial was designed to detect an increase in the frequency of PSA Response from 45% of the patients in the placebo arm to 65% of the patients in the DN-101 arm after six months of treatment. Following this six-month period, we conducted the primary efficacy analysis for our ASCENT clinical trial, which showed that PSA Response was achieved by 58% of the subjects in the DN-101 arm compared to 49% in the placebo arm. The increase in PSA Response was not statistically significant and we did not satisfy the primary endpoint for the ASCENT clinical trial. Based on the fact that we did not achieve statistical significance with the primary endpoint, the FDA has indicated to us that it considers all secondary endpoints from our ASCENT clinical trial to be hypothesis generating. Consequently, we must complete our ASCENT-2 clinical trial to confirm the efficacy and safety trends in favor of the DN-101 arm in comparison to the placebo arm that we observed in our ASCENT clinical trial. There can be no assurance that we will be successful in doing so.

The reduction of patient serious adverse events observed in our ASCENT clinical trial of DN-101 may not be replicated in our ASCENT-2 clinical trial of DN-101.

A reduction in the rates of several types of serious adverse events was observed in an exploratory analysis in patients who were enrolled in our ASCENT clinical trial of DN-101. Our ASCENT clinical trial was conducted in 250 patients, while our ASCENT-2 clinical trial is expected to enroll 900 patients. Although we believe that the reduction in the occurrence of serious adverse events may be explained by currently understood biological mechanisms, the mechanisms by which DN-101 works in the body are not yet fully understood. Due to the exploratory nature of these observations, uncertainties regarding the biological mechanism of DN-101 and the larger patient size of our ASCENT-2 clinical trial or other factors, we may not observe, or we may observe a significant reduction in, the safety benefits observed in our ASCENT clinical trial.

We cannot guarantee that the FDA will not require us to conduct an additional Phase 3 clinical trial for DN-101 in order to obtain approval, even if our ASCENT-2 clinical trial of DN-101 is successful.

If the results of our ASCENT-2 clinical trial of DN-101 are positive, we plan to file a new drug application, or NDA, for DN-101 and seek FDA approval on the basis of this single clinical trial confirming the observations from our ASCENT clinical trial. Even if our ASCENT-2 Phase 3 clinical confirmatory trial is successfully completed, there can be no assurance that the FDA will accept an NDA on the basis of a single confirmatory Phase 3 clinical trial. For example, we may achieve statistical significance using our pre-specified multivariate Cox model regression analysis, but if our ASCENT-2 clinical trial does not also achieve statistical significance using the log rank analysis requested by the FDA, then the FDA may not accept the data from our ASCENT-2 clinical trial as a basis for regulatory approval of DN-101 and we may be required to initiate a new clinical trial for DN-101. Failure to obtain approval on the basis of a single trial would require us to complete additional and more extensive clinical trials, which would be costly and time consuming and delay potential FDA approval of DN-101 for several more years. Moreover, the FDA may require that we conduct additional post-approval clinical studies as a condition of any approval.

While the FDA regards our ASCENT clinical trial of DN-101 as completed, approximately 8% of the patients enrolled were still undergoing treatment when our last analysis was performed. Because our ASCENT clinical trial is double-blinded, we cannot assure you that these patients have not subsequently experienced safety or efficacy issues that might result in regulatory delays for DN-101.

Although the patients in our ASCENT clinical trial of DN-101 have been analyzed with a median time of follow-up of 18.3 months, approximately 8% of patients enrolled in our ASCENT clinical trial continued to undergo treatment with Taxotere and either placebo or DN-101 on a blinded basis. We have not accessed or evaluated further data concerning these patients. Although the number of patients undergoing continuing treatment in our ASCENT clinical trial is small, these patients may have experienced clinically relevant safety or efficacy issues attributable to DN-101 of which we are unaware. Any significant safety or efficacy issue that may have been experienced by these patients could entirely undermine our conclusions regarding our ASCENT clinical trial and negatively impact our ability to complete the ongoing ASCENT-2 clinical trial in a timely fashion, or at all.

Non-U.S. regulatory authorities may request that we update our analysis from our ASCENT clinical trial, and we cannot guarantee that the results of the analysis will be the same.

In 2006, we may discuss the results of our ASCENT clinical trial with European regulatory agencies. They may request that we analyze the overall survival or other secondary endpoints at a later date than specified in our original clinical trial design. We cannot guarantee that the trends we observed with respect to secondary endpoints in our ASCENT clinical trial will be observed in any subsequent analyses, which may delay or prevent DN-101 from achieving regulatory approval.

Failure to recruit and enroll patients for clinical trials may cause the development of our product candidates to be delayed.

We may encounter delays or rejections if we are unable to recruit and enroll enough patients to complete clinical trials. We have begun the process of enrolling patients for our ASCENT-2 clinical trial of DN-101 and we anticipate that we will ultimately enroll 900 patients. Although we have not experienced enrollment delays for our ASCENT-2 clinical trial to date, we cannot guarantee you that such delays will not occur in the future. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. We have experienced, and expect to experience in the future, delays in patient enrollment in our clinical trials. Any such delays in planned patient enrollment in the future may result in increased costs, which could harm our ability to develop products.

We have tested the efficacy of DN-101 in combination with Taxotere in AIPC patients at a single dosing level. We do not currently know the minimum efficacious dose of DN-101 or whether alternative formulations of calcitriol, the active ingredient in DN-101, could be substituted.

Our ASCENT clinical trial tested a single dose of 45 micrograms once a week of DN-101 in combination with Taxotere in AIPC patients. We selected this dose because it approximated the dose used by investigators at Oregon Health & Science University, or OHSU, in their small Phase 2 study of calcitriol, the active ingredient in DN-101, in this patient population, from which favorable efficacy results were reported. We continue to use this dose in our development of DN-101 based on the survival and safety benefits observed in the ASCENT clinical trial.

If a lower dose of calcitriol is demonstrated to be equally or more effective than DN-101, it could be more feasible for physicians to prescribe commercially available formulations of calcitriol to AIPC patients as an alternative to DN-101. While this may still infringe our issued and pending patents, we may be limited in our ability to prevent any such product substitution.

Our ASCENT-2 clinical trial of DN-101 is designed to evaluate DN-101 as part of a combination therapy with Taxotere. If safety or efficacy issues arise with Taxotere, we may experience significant regulatory delays and our ASCENT-2 clinical trial may need to be terminated or re-designed.

We are currently seeking to enroll patients in our ASCENT-2 clinical trial to evaluate the use of DN-101 in combination with Taxotere for the treatment of AIPC. Taxotere is the current standard of care for AIPC. We did not develop or obtain regulatory approval for, and we do not manufacture or sell, Taxotere. If safety or efficacy issues arise with Taxotere, we may experience significant regulatory delays and the FDA may require us to re-design or terminate our current ASCENT-2 clinical trial. If Taxotere is replaced as the standard of care for first-line treatment of AIPC, the results, if any, of our ASCENT-2 clinical trial may be less meaningful and the FDA may require us to initiate additional clinical trials of DN-101 prior to any regulatory approval. Even if DN-101 were to receive regulatory approval and be commercialized, we would continue to be subject to the risk that safety or efficacy issues could arise with Taxotere or that Taxotere is replaced as the standard of care. This could result in DN-101 being removed from the market or being less commercially successful.

We do not hold and cannot license composition of matter patents covering the active ingredient in DN-101, calcitriol, and our competitors may be able to develop cancer therapies that are similar to DN-101 using calcitriol.

We do not hold and we cannot license patents covering the composition of matter of calcitriol, which is the active ingredient for our lead product candidate, DN-101. Although we have, or have licensed, issued and pending patents related to the use of calcitriol with a novel and proprietary dosing regimen capable of administering calcitriol in high doses without inducing its common side effects, which we refer to as high-dose pulse administration technology, or HDPA, as well as patents and pending patents related to using calcitriol in combination with certain chemotherapy treatments, our competitors are free to conduct their own research and development with respect to calcitriol and they may develop similar cancer therapies that compete with DN-101, which could harm our future operating results.

We cannot guarantee that lack of composition of matter protection for calcitriol will not adversely impact our proprietary position with respect to DN-101, or that third parties will be found to infringe any of our issued patent claims, or that these patents will be found valid and enforceable. There can be no assurance that any of our patent applications will issue in any jurisdiction. Moreover, we cannot predict the breadth of claims that may be allowed or the actual enforceable scope of the DN-101 patents that we hold. Furthermore, while our patent claims cover the treatment of hyperproliferative diseases, which are diseases characterized by abnormal proliferation of cells, by monotherapy with DN-101, we cannot guarantee that our existing patent applications will provide protection for all monotherapeutic uses of DN-101 that we may seek to pursue, and we may not be able to obtain patent protection for any such uses even if they prove commercially valuable.

There are currently clinical trials ongoing which seek to use other agents with Taxotere for the treatment of AIPC. If these clinical trials are completed prior to our current ASCENT-2 clinical trial, our ability to commercialize DN-101 may suffer.

Other companies, such as Genentech, Inc., are seeking to commercialize other agents to add to the benefits of Taxotere in the first-line treatment of AIPC. For example, a major oncology cooperative group of investigators is currently conducting a three-year clinical trial studying the use of Genentech’s Avastin® in combination with Taxotere in the first-line treatment of AIPC patients. If this trial, or any similar trial, is completed prior to our current ASCENT-2 clinical trial, or if the results of this trial, or any similar trial, are superior to the results of our current ASCENT-2 clinical trial, it may cause a delay in the approval of DN-101 or reduce the market opportunity for our product candidate.

Our ASCENT-2 clinical trial of DN-101 is designed solely to evaluate DN-101 as part of a combination therapy with Taxotere for the treatment of AIPC. We will be required to expend significant additional resources to develop and commercialize DN-101 for any other indications with other chemotherapies or as a monotherapy.

We are primarily developing DN-101 for use as a combination therapy with Taxotere for the treatment of AIPC. We also have a Phase 1/2 clinical trial, which began in August 2003 and for which we announced preliminary results in June 2006, designed to evaluate DN-101 in combination with Taxotere for the treatment of non-small cell lung cancer, and there is an investigator sponsored trial studying DN-101 in combination with mitoxantrone. Although additional trials are planned, we have no current plans to evaluate DN-101 as part of another combination therapy for other cancer indications. DN-101 may not demonstrate any clinical benefits for use in combination with other chemotherapies or in other indications. Moreover, it may be several years, if ever, before we are in a position to rigorously pursue DN-101 for use in combination with other chemotherapies or in other cancer indications. We cannot change our development focus for DN-101 without expending significant additional resources, and any such change in focus would cause significant delays in our ability to obtain regulatory approval for DN-101, which would materially harm our business.

We have evaluated potential monotherapeutic benefits for DN-101. For example, we conducted a Phase 2 clinical trial of DN-101 for use in the treatment of Myelodysplastic Syndrome, a group of stem cell disorders. We are not currently pursuing the development of DN-101 for the treatment of Myelodysplastic Syndrome, and we do not have any present plans to conduct additional clinical trials of DN-101 that will evaluate its potential monotherapeutic uses. We would need to expend significant resources to develop DN-101 for monotherapeutic uses, and any such development would take a considerable amount of our time and may not prove successful.

Our drug development activities could be delayed or stopped.

We do not know whether our ASCENT-2 clinical trial of DN-101, our planned registration trial with vinorelbine oral, or our planned Phase 1/2 clinical trial for glioblastoma multiforme and Phase 1/2 clinical trial for B-cell malignancies, each for AQ4N, will be completed on schedule, or at all, and we cannot guarantee that our planned clinical trials will begin on time or at all. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:

•	limited number of, and competition for, suitable patients with the particular types of cancer required for enrollment in our clinical trials;

•	limited number of, and competition for, suitable sites to conduct our clinical trials;

•	delay or failure to obtain FDA approval or agreement to commence a clinical trial;

•	delay or failure to obtain sufficient supplies of the product candidate for our clinical trials;

•	requirements to provide the drugs required in our clinical trial protocols at no cost, which may require significant expenditures that we are unable or unwilling to make;

•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators; and

•	delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site.

The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;

•	lack of efficacy evidenced during clinical trials;

•	termination of our clinical trials by one or more clinical trial sites;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols; and

•	inability to monitor patients adequately during or after treatment.

Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or us. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

There is a high risk that our drug development activities will not result in commercial products.

Our product candidates are in various stages of development and are prone to the risks of failure inherent in drug development. We will need to complete significant additional clinical trials before we can demonstrate that our product candidates are safe and effective to the satisfaction of the FDA and other non-U.S. regulatory authorities. Clinical trials are expensive and uncertain processes that take years to complete. Failure can occur at any stage of the process, and successful early clinical trials do not ensure that later clinical trials will be successful. Product candidates in later-stage trials may fail to show desired efficacy and safety traits despite having progressed through initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. In addition, a clinical trial may prove successful with respect to a secondary endpoint, but fail to demonstrate clinically significant benefits with respect to a primary endpoint, as we experienced in our ASCENT clinical trial of DN-101. Failure to satisfy a primary endpoint in a Phase 3 clinical trial or a registration trial would generally mean that a product candidate would not receive regulatory approval without a further successful Phase 3 clinical trial or registration trial which we may not be able to complete.

The results of previous clinical trials may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities.

Positive results from pre-clinical studies and early clinical trials should not be relied upon as evidence that later-stage or large-scale clinical trials will succeed. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that future clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other non-U.S. regulatory authorities despite having progressed through initial clinical trials.

Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. The FDA or other non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from pre-clinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comment on a protocol for a pivotal Phase 3 clinical trial that has the potential to result in FDA approval. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA or other non-U.S. regulatory authorities may not approve the labeling claims necessary or desirable for the successful commercialization of our product candidates.

Our product candidates may cause undesirable side effects during clinical trials that could delay or prevent their regulatory approval or commercialization.

Common side effects of DN-101 include mild hypercalcemia, a significant and unhealthy level of calcium in the blood, hypercalciuria, a significant and unhealthy level of calcium in the urine, fatigue and nausea. Common side effects of vinorelbine oral include bone marrow suppression with neutropenia, a condition diagnosed by an abnormally low number of white blood cells, gastrointestinal damage with nausea and vomiting and sepsis. Common side effects of AQ4N include cosmetic blue discoloration of the skin and urine, along with a decrease in lymphocytes and neutrophils, fatigue and anorexia. Because our product candidates have been tested in relatively small patient populations and for limited durations, additional side effects may be observed as their development progresses.

Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other non-U.S. regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing our product candidates and generating revenues from their sale. In addition, if our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product:

•	regulatory authorities may withdraw their approval of the product;

•	we may be required to recall the product, change the way the product is administered, conduct additional clinical trials or change the labeling of the product;

•	a product may become less competitive and product sales may decrease; or

•	our reputation may suffer.

Any one or a combination of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenues from the sale of the product.

We will require substantial additional funding which may not be available to us on acceptable terms, or at all.

We are advancing multiple product candidates through clinical development. We will need to raise substantial additional capital to continue our clinical development and commercialization activities.

Our future funding requirements will depend on many factors, including but not limited to:

•	our need to expand our research and development activities;

•	the rate of progress and cost of our clinical trials;

•	the costs associated with establishing a sales force and commercialization capabilities;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

•	the costs and timing of seeking and obtaining FDA and other non-U.S. regulatory approvals;

•	our ability to maintain, defend and expand the scope of our intellectual property portfolio;

•	our need and ability to hire additional management and scientific and medical personnel;

•	the effect of competing technological and market developments;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems; and

•	the economic and other terms and timing of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs.

If our competitors develop and market products that are more effective, safer or less expensive than our current and future product candidates, our commercial opportunities will be negatively impacted.

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address prostate cancer and other indications. We are currently developing three cancer therapeutics that will compete with other drugs and therapies that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other drugs and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research and marketing capabilities than we do. Some of the large pharmaceutical companies with which we expect to compete include Genentech, Inc., Sanofi-Aventis, S.A., AstraZeneca PLC, Novartis AG, Roche and Celgene Corporation. In addition, many universities and private and public research institutes may become active in cancer research, some of which are in direct competition with us.

Our product candidates will compete with a number of drugs that are currently marketed or in development that also target proliferating cells. DN-101 will compete with products that have been marketed or are in advanced stages of development, including Emcyt®, Novantrone®, Paraplatin®, Taxol®, and Thalomid®. Our vinorelbine oral product candidate will compete with products that have been marketed or are in advanced stages of development, including, not only intravenous vinorelbine, but also Abraxane™, Doxil®, Gemzar®, Herceptin®, Paraplatin, Xeloda®, Alimta®, Iressa®, Tarceva® and Taxotere®. AQ4N will compete with products that have been marketed or are in advanced stages of development, including cintredekin besudotox, and will also compete with radiation therapy for the treatment of glioblastoma multiforme.

In many instances, the drugs which will compete with our product candidates are generic, widely available and/or established, existing standards of care. To compete effectively with these drugs, our product candidates will need to demonstrate advantages that lead to improved clinical safety or efficacy compared to these competitive products.

We believe that our ability to successfully compete will depend on, among other things:

•	the results of our clinical trials;

•	our ability to recruit and enroll patients for our clinical trials;

•	the efficacy, safety and reliability of our product candidates;

•	the speed at which we develop our product candidates;

•	our ability to commercialize and market any of our product candidates that may receive regulatory approval;

•	our ability to design and successfully execute appropriate clinical trials;

•	our ability to maintain a good relationship with regulatory authorities;

•	the timing and scope of regulatory approvals;

•	adequate levels of reimbursement under private and governmental health insurance plans, including Medicare;

•	our ability to protect intellectual property rights related to our products;

•	our ability to have our partners manufacture and sell commercial quantities of any approved products to the market; and

•	acceptance of future product candidates by physicians and other health care providers.

If our competitors market products that are more effective, safer or less expensive than our future product candidates, if any, or that reach the market sooner than our future product candidates, if any, we may not achieve commercial success. In addition, the biopharmaceutical industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete or less competitive.

Vitamin D analogs, which are chemically-designed compounds that mimic natural vitamin D compounds, have been, or may be in the future, evaluated systemically in clinical trials for the treatment of diseases where the objective of therapy is to decrease or normalize the growth rate of cells. While the developers of some of these product candidates claim their compounds have increased benefits relative to their effects on the blood levels of calcium, we are unaware of any clinical data for these compounds that demonstrate significant therapeutic benefits to date in oncology. If vitamin D analogs demonstrate significant therapeutic benefits, they may be a cost-effective alternative to DN-101.

If we fail to attract and retain key management and scientific personnel, we may be unable to successfully develop or commercialize our product candidates.

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for our existing and future product candidates. Our success depends on our continued ability to attract, retain and motivate highly qualified management and pre-clinical and clinical personnel. The loss of the services of any of our senior management, particularly Bradford S. Goodwin, our Chief Executive Officer, and John G. Curd, M.D., our President and Chief Medical Officer, could delay or prevent the commercialization of our product candidates. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice. We will need to hire additional personnel as we continue to expand our research and development activities and build a sales and marketing function.

We have scientific and clinical advisors who assist us in formulating our research, development and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco, California area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives, our ability to raise additional capital and our ability to implement our business strategy. In particular, if we lose any members of our senior management team, we may not be able to find suitable replacements in a timely fashion or at all and our business may be harmed as a result.

As we evolve from a company primarily involved in development to a company also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

As we advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with such third parties, as well as additional collaborators and suppliers. Maintaining these relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to: manage our development efforts effectively; manage our clinical trials effectively; hire, train and integrate additional management, development, administrative and sales and marketing personnel; improve our managerial, development, operational and finance systems; and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure.

Furthermore, we may acquire additional businesses, products or product candidates that complement or augment our existing business. To date, we have no experience in acquiring and integrating other businesses. Integrating any newly acquired business or product could be expensive and time-consuming. We may not be able to integrate any acquired business or product successfully or operate any acquired business profitably. Our future financial performance will depend, in part, on our ability to manage any future growth effectively and our ability to integrate any acquired businesses. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

If we fail to acquire and develop other products or product candidates at all or on commercially reasonable terms, we may be unable to grow our business.

We intend to continue to rely on in-licensing as the source of any of our future product candidates for development and commercialization. Because we currently neither have nor intend to establish internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license products to us. The success of this strategy depends upon our ability to identify, select and acquire pharmaceutical product candidates. Proposing, negotiating and implementing an economically viable product acquisition or license is a lengthy and complex process. We compete for partnering arrangements and license agreements with pharmaceutical and biotechnology companies and academic research institutions. Our competitors may have stronger relationships with third parties with whom we are interested in collaborating, greater financial, development and commercialization resources and/or may have more established histories of developing and commercializing products than we do. As a result, our competitors may have a competitive advantage in entering into partnering arrangements with such third parties. In addition, even if we find promising product candidates, and generate interest in a partnering or strategic arrangement to acquire such product candidates, we may not be able to acquire rights to additional product candidates or approved products on commercially reasonable terms that we find acceptable, or at all.

We expect that any product candidate to which we acquire rights will require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and other non-U.S. regulatory authorities. All product candidates are subject to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. Even if the product candidates are approved, we cannot be sure that they would be capable of economically feasible production or commercial success.

We rely on third parties to conduct clinical trials for our product candidates and plan to rely on third parties to conduct future clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our current and future product candidates.

We do not have the ability to independently conduct clinical trials for DN-101, vinorelbine oral and AQ4N or any other product candidate. We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct some or all of our clinical trials of our product candidates. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and other non-U.S. regulatory authorities require us to comply with regulations and standards, commonly referred to as Good Clinical Practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to GCPs or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. In addition, a failure by such third parties to perform their obligations in compliance with GCPs may cause our clinical trials to fail to meet regulatory requirements, which may require us to repeat our clinical trials.

We rely on third parties to manufacture and supply our product candidates.

We do not own or operate manufacturing facilities for clinical or commercial production of our product candidates. We have no experience in drug formulation or manufacturing, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We obtain calcitriol, which is the active ingredient in DN-101, through an agreement with a single supplier, Plantex, Inc. Except in limited circumstances, we are obligated to purchase all of our calcitriol product requirements from Plantex. We believe we currently have, or can access, sufficient supplies of DN-101 to conduct and complete our planned ASCENT-2 clinical trial for DN-101. Plantex has the capacity to manufacture calcitriol in the quantities that our development and future commercialization efforts, if any, require. If Plantex is unable to produce calcitriol in the amounts that we require, we may not be able to establish a contract and obtain a sufficient alternative supply from another supplier on a timely basis or for the quantities we require. We expect to continue to depend on third-party contract manufacturers for the foreseeable future.

Under a product supply agreement with Pierre Fabre Medicament, S.A., or Pierre Fabre, we are obligated to purchase our total requirements of vinorelbine oral from Pierre Fabre. Pierre Fabre maintains a contract manufacturing agreement with a third party for the supply of vinorelbine oral. We currently have access to sufficient supplies of vinorelbine oral to conduct and complete our planned registration trial. However, if clinical supplies of vinorelbine oral become inaccessible to us, we may experience a significant delay in the completion of our planned registration trial.

Our product candidates require precise, high quality manufacturing. Any of our contract manufacturers will be subject to ongoing periodic unannounced inspection by the FDA and other non-U.S. regulatory authorities to ensure strict compliance with current Good Manufacturing Practice, or cGMP, and other applicable government regulations and corresponding standards. If our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP regulations, we may experience manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business.

To date, our product candidates have been manufactured in small quantities for pre-clinical studies and clinical trials, although vinorelbine oral has been scaled for commercialization and calcitriol is manufactured in bulk form by Plantex for commercial use in the chronic kidney disease market. If in the future one of our product candidates is approved for commercial sale, we will need to manufacture that product candidate in larger quantities. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. Additionally, any third party manufacturer we retain to manufacture our product candidates on a commercial scale must pass an FDA pre-approval inspection for conformance to the cGMPs before we can obtain approval of our product candidates. If we are unable to successfully increase the manufacturing capacity for a product candidate in conformance with cGMPs, the regulatory approval or commercial launch of any related products may be delayed or there may be a shortage in supply.

Any performance failure on the part of our contract manufacturers could delay clinical development or regulatory approval of our product candidates or commercialization of our future product candidates, depriving us of potential product revenue and resulting in additional losses. In addition, our dependence on a third party for manufacturing may adversely affect our future profit margins. Our ability to replace an existing manufacturer may be difficult because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer before it can begin manufacturing our product candidates. Such approval would require new testing and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all.

We currently have limited marketing staff and no sales or distribution organization. If we are unable to develop our sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our product candidates.

We currently have limited marketing and no sales or distribution capabilities. If any of our product candidates are approved, we intend to establish our sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. With respect to our existing and future product candidates, we may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we directly marketed or sold our products. In addition, any revenue we receive will depend in whole or in part upon the efforts of such third parties, which may not be successful and are generally not within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our existing and future product candidates. If we are not successful in commercializing our existing and future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

Our proprietary rights may not adequately protect our technologies and product candidates.

Our commercial success will depend on our ability to obtain patents and/or regulatory exclusivity and maintain adequate protection for our technologies and product candidates in the United States and other countries. As of March 31, 2006, we owned or had exclusive rights to 28 issued U.S. and foreign patents and 105 pending U.S. and foreign patent applications. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. In addition, we generally do not control the patent prosecution of subject matter that we license from others. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over our own. Moreover, the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we do not know whether:

•	we or our licensors were the first to make the inventions covered by each of our issued patents and pending patent applications;

•	we or our licensors were the first to file patent applications for these inventions;

•	others will independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our or our licensors’ pending patent applications will result in issued patents;

•	any of our or our licensors’ patents will be valid or enforceable;

•	any patents issued to us or our licensors and collaboration partners will provide us with any competitive advantages, or will be challenged by third parties;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will have an adverse effect on our business.

The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patents. Our ability to maintain and solidify our proprietary position for our products will depend on our success in obtaining effective claims and enforcing those claims once granted. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar products. Due to the extensive amount of time required for the development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

Protection afforded by U.S. patents may be adversely affected by proposed changes to patent related U.S. statutes and to U.S. Patent and Trademark Office, or USPTO, rules, especially changes to rules concerning the filing of continuation applications. If implemented, the rules may require that second or subsequent continuing application filings be supported by a showing as to why the new amendments or claims, argument or evidence presented could not have been previously submitted. Other rules, if implemented, may limit consideration by the USPTO of up to only 10 claims per application. It is common practice to file multiple patent applications with many claims in an effort to maximize patent protection. If the first set of proposed USPTO rules is implemented, they may limit our ability to file continuing applications directed to our products and methods and related competing products and methods. In addition, if the second set of USPTO rules is implemented, they may limit our ability to patent a number of claims sufficient to cover our products and methods and related competing products and methods. Other changes to the patent statutes may adversely affect the protection afforded by U.S. patents and/or open U.S. patents up to third party attack in non-litigation settings.

We also rely on trade secrets to protect some of our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our or our collaboration partners’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, non-U.S. courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them and our business could be harmed.

The intellectual property protection for our product candidates is dependent on third parties.

With respect to DN-101, OHSU and the University of Pittsburgh of the Commonwealth System of Higher Education, or University of Pittsburgh, retain the right to prosecute and maintain the patents and patent applications covered by our license agreements. We only have the right to select patent counsel under our OHSU license agreement. Generally, we do not have the right to prosecute and maintain patents for vinorelbine oral and AQ4N in our territories. We would need to determine, with our partners, who would be responsible for the prosecution of patents relating to any joint inventions. If any of our licensing partners fail to appropriately prosecute and maintain patent protection for any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, OHSU and Pierre Fabre retain an initial right to bring any infringement actions related to the intellectual property we license from these parties. Any failure by OHSU or Pierre Fabre, or any other licensing partner of ours, to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operation.

If we breach any of the agreements under which we license commercialization rights to our product candidates or technology from third parties, we could lose license rights that are important to our business.

We license the development and commercialization rights for each of our product candidates, and we expect to enter into similar licenses in the future. For instance, we licensed exclusive worldwide rights from OHSU and the University of Pittsburgh, pursuant to two separate license agreements, that enable us to use and administer calcitriol, the active ingredient in DN-101, in the treatment of cancer. We licensed exclusive rights in the United States, Canada and Mexico to AQ4N from KuDOS Pharmaceuticals Limited, which was recently acquired by AstraZeneca. We licensed exclusive rights in the United States and Canada to vinorelbine oral from Pierre Fabre. Under these licenses we are subject to commercialization and development, sublicensing, royalty and milestone payments, insurance and other obligations. If we fail to comply with any of these obligations or otherwise breach these license agreements, our licensing partners may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusivity rights provided therein could harm our financial condition and operating results.

The patent protection for our product candidates or products may expire before we are able to maximize their commercial value which may subject us to increased competition and reduce or eliminate our opportunity to generate product revenue.

The patents for our product candidates have varying expiration dates and, if these patents expire, we may be subject to increased competition and we may not be able to recover our development costs. For example, one of our U.S. patent claims for AQ4N is due to expire in 2010 and our other U.S. patent for a process of producing AQ4N is due to expire in 2019. Our U.S. patents for DN-101 are due to expire in 2017 and 2019 and our U.S. patent for vinorelbine oral is due to expire in 2022. In some of the larger economic territories, such as the United States and Europe, patent term extension/restoration may be available to compensate for time taken during aspects of the product’s regulatory review. However, we cannot be certain that an extension will be granted, or if granted, what the applicable time period or the scope of patent protection afforded during any extended period will be. In addition, even though some regulatory agencies may provide some other exclusivity for a product under its own laws and regulations, we may not be able to qualify the product or obtain the exclusive time period. If we are unable to obtain patent term extension/restoration or some other exclusivity, we could be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated. Furthermore, we may not have sufficient time to recover our development costs prior to the expiration of our U.S. and non-U.S. patents.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on all of our products or product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products. These products may compete with our products and may not be covered by any of our patent claims or other intellectual property rights.

The laws of some non-U.S. countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or pharmaceuticals, which could make it difficult for us to stop the infringement of our patents. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

If we are sued for infringing intellectual property rights of third parties, litigation will be costly and time consuming and could prevent us from developing or commercializing our future product candidates.

Our commercial success depends, in part, on our not infringing the patents and proprietary rights of other parties and not breaching any collaboration or other agreements we have entered into with regard to our technologies and product candidates. Numerous third-party U.S. and non-U.S. issued patents and pending applications exist in the areas of cancer chemotherapy with vitamin D compounds and formulations comprising vitamin D compounds.

For example, we are aware of a pending U.S. patent application owned by a competitor with claims that, as originally filed, would have presented potential infringement issues if a patent had issued. The claims have since been narrowed so that they do not cover the use of DN-101 for the treatment of cancer; however, it is possible that this party may attempt to reassert the original claims in the patent, or otherwise modify the claims, which if successful, could result in an issued patent that covers the use of DN-101 for the treatment of cancer. While we are aware of issued U.S. patents which claim formulations similar to DN-101, we believe that DN-101 does not infringe the claims of these issued patents.

Because patent applications can take several years to issue, if they are issued at all, there may currently be pending applications, unknown to us, that may result in issued patents that cover our technologies or product candidates. It is uncertain whether the issuance of any third party patent would require us to alter our products or processes, obtain licenses or cease certain activities. If we wish to use the technology or compound claimed in issued and unexpired patents owned by others, we will need to obtain a license from the owner, enter into litigation to challenge the validity of the patents or incur the risk of litigation in the event that the owner asserts that we infringe its patents. The failure to obtain a license to technology or the failure to challenge an issued patent that we may require to discover, develop or commercialize our products may have a material adverse impact on us.

If a third party asserts that we infringe its patents or other proprietary rights, we could face a number of risks that could seriously harm our results of operations, financial condition and competitive position, including:

•	infringement and other intellectual property claims, which would be costly and time consuming to defend, whether or not the claims have merit, and which could delay the regulatory approval process and divert management’s attention from our business;

•	substantial damages for past infringement, which we may have to pay if a court determines that our product candidates or technologies infringe a competitor’s patent or other proprietary rights;

•	a court prohibiting us from selling or licensing our technologies or future drugs unless the third party licenses its patents or other proprietary rights to us on commercially reasonable terms, which it is not required to do; and

•	if a license is available from a third party, we may have to pay substantial royalties or lump sum payments or grant cross licenses to our patents or other proprietary rights to obtain that license.

Although we are not currently a party to any legal proceedings relating to our intellectual property, in the future, third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert these claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend against these claims, whether they are with or without any merit, whether they are resolved in favor of or against us or our licensors, we may face costly litigation and diversion of management’s attention and resources. As a result of these disputes, we may have to develop costly non-infringing technology, or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, if at all, which could seriously harm our business or financial condition.

One or more third-party patents or patent applications may conflict with patent applications to which we have rights. Any such conflict may substantially reduce the coverage of any rights that may issue from the patent applications to which we have rights. If third parties file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention.

We may be subject to damages resulting from claims that we, or our employees, have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

Many of our employees were previously employed at universities or biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we have not received any claim to date, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel.

We expect that the price of our common stock will be highly volatile.

Prior to our initial public offering of common stock, there was no public market for our common stock. An active and liquid trading market for our common stock may not develop or be sustained following our initial public offering. The price of our common stock may be highly volatile as a result of changes in our operating performance or prospects. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	results from, and any delays in, our clinical trial programs, including our current and planned clinical and registration trials for DN-101, vinorelbine oral and AQ4N;

•	announcements of FDA non-approval of our product candidates, including DN-101, vinorelbine oral and AQ4N, or delays in FDA or other non-U.S. regulatory agency review processes;

•	FDA or other U.S. or non-U.S. regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our product candidates or future drugs;

•	failure or discontinuation of any of our research or clinical trial programs;

•	delays in the commercialization of our future product candidates;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in our quarterly operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our product candidates or future product candidates;

•	market acceptance of our future product candidates;

•	deviations in our operating results from the estimates of analysts;

•	coverage and reimbursement policies of government and other third-party payors;

•	sales of our common stock by our officers, directors or significant stockholders; and

•	additions or departures of key personnel.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has been often unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

The ownership of our common stock will continue to be highly concentrated.

As of the consummation of our initial public offering on May 15, 2006, we believe that our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned approximately 75% our outstanding common stock. Accordingly, these stockholders, acting as a group, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Provisions of our charter documents or Delaware law could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for our stockholders to change management.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:

•	a classified board of directors so that not all directors are elected at one time;

•	a prohibition on stockholder action through written consent;

•	limitation of our stockholders entitled to call special meetings of stockholders;

•	an advance notice requirement for stockholder proposals and nominations; and

•	the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine.

In addition, Delaware law prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person who, together with its affiliates, owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Delaware law may discourage, delay or prevent a change in control of our company.

Provisions in our charter and other provisions of Delaware law could limit the price that investors are willing to pay in the future for shares of our common stock.

We may incur increased costs as a result of changes in laws and regulations relating to corporate governance matters.

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the Securities and Exchange Commission and by the Nasdaq National Market, will result in increased costs to us as we respond to their requirements. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

A significant portion of our outstanding common stock may be sold into the market in the near future. Substantial sales of our common stock, or the perception such sales are likely to occur, could cause the price of our common stock to decline.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. Based on the number of shares outstanding as of March 1, 2006, an aggregate of 13,285,068 shares of our common stock may be sold pursuant to Rule 144, 144(k) and 701 on November 6, 2006 following the expiration of 180-day lock-up agreements entered into in connection with our initial public offering.

Risks Related to Our Industry

The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaboration partners from obtaining approvals for the commercialization of some or all of our product candidates.

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of an NDA, from the FDA. We have not submitted an application for or received marketing approval for any of our product candidates. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA, non-U.S. regulatory authorities or other applicable U.S. and non-U.S. regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

•	restrictions on the products, manufacturers or manufacturing process;

•	warning letters;

•	civil and criminal penalties;

•	injunctions;

•	suspension or withdrawal of regulatory approvals;

•	product seizures, detentions or import bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	total or partial suspension of production;

•	imposition of restrictions on operations, including costly new manufacturing requirements; and

•	refusal to approve pending NDAs or supplements to approved NDAs.

Regulatory approval of an NDA or NDA supplement is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional pre-clinical studies and clinical trials. The number of pre-clinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including:

•	a drug candidate may not be deemed safe or effective;

•	FDA officials may not find the data from pre-clinical studies and clinical trials sufficient;

•	the FDA might not approve our third-party manufacturer’s processes or facilities; or

•	the FDA may change its approval policies or adopt new regulations.

Even if we obtain regulatory approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our product candidates, which could materially impair our ability to generate revenue.

Once regulatory approval has been granted, the approved product and its manufacturer are subject to continual review. Any regulatory approval that we receive for a product candidate is likely to be subject to limitations on the indicated uses for which the product may be marketed, or include requirements for potentially costly post-approval follow-up clinical trials. In addition, if the FDA and/or other non-U.S. regulatory authorities approve any of our product candidates, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the product will be subject to extensive regulatory requirements. We and the manufacturers of our products are also required to comply with cGMP regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspection. If we fail to comply with the regulatory requirements of the FDA and other non-U.S. regulatory authorities, or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

•	restrictions on the products, manufacturers or manufacturing process;

•	warning letters;

•	civil or criminal penalties or fines;

•	injunctions;

•	product seizures, detentions or import bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	suspension or withdrawal of regulatory approvals;

•	total or partial suspension of production;

•	imposition of restrictions on operations, including costly new manufacturing requirements; and

•	refusal to approve pending NDAs or supplements to approved NDAs.

In addition, the FDA and other non-U.S. regulatory authorities may change their policies and additional regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we would likely not be permitted to market our future product candidates and we may not achieve or sustain profitability.

Even if we receive regulatory approval to market our product candidates, the market may not be receptive to our products.

Even if our product candidates obtain regulatory approval, resulting products may not gain market acceptance among physicians, patients, health care payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including:

•	timing of market introduction of competitive products;

•	potential changes in the standard of care for treating patients;

•	safety and efficacy of our product;

•	prevalence and severity of any side effects;

•	potential advantages or disadvantages over alternative treatments;

•	strength of marketing and distribution support;

•	price of our products, both in absolute terms and relative to alternative treatments;

•	availability of coverage and reimbursement from government and other third-party payors; and

•	with respect to DN-101, the acceptance by physicians of the dosing regimen for DN-101 over the currently approved standard of care for the use of Taxotere for the treatment of AIPC.

If our future product candidates fail to achieve market acceptance, we may not be able to generate significant revenue or achieve or sustain profitability.

The coverage and reimbursement status of newly approved drugs is uncertain, and failure to obtain adequate coverage and adequate reimbursement could limit our ability to market any future product candidates we may develop and decrease our ability to generate revenue from any of our existing and future product candidates that may be approved.

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. The commercial success of our existing and future product candidates in both domestic and international markets will depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, managed care organizations, and other third-party payors. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our existing and future product candidates. These payors may conclude that our future product candidates are less safe, less effective or less cost-effective than existing or later introduced products, and third-party payors may not approve our future product candidates for coverage and reimbursement. The failure to obtain coverage and adequate reimbursement for our existing and future product candidates or health care cost containment initiatives that limit or restrict reimbursement for our existing and future product candidates may reduce any future product revenue.

Current health care laws and regulations and future legislative or regulatory changes to the health care system may affect our ability to sell our future product candidates profitably.

In the United States, there have been and we expect there will continue to be a number of legislative and regulatory proposals to change the health care system in ways that could significantly affect our business. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the health care system, some of which are intended to contain or reduce the costs of medical products and services. On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, which, among other things, established a new Part D prescription drug benefit beginning January 1, 2006 and changed coverage and reimbursement for drugs and devices under existing benefits. It remains difficult to predict the full impact that the MMA will have on us and our industry.

There have also been federal legislative proposals to change pharmaceutical importation laws that could affect our business. Many current proposals seek to expand consumers’ ability to import lower priced versions of products from Canada and other foreign countries where there are government price controls on medical products and services. In addition, the MMA contains provisions that may change U.S. importation laws and broaden permissible imports. Even if the MMA changes do not take effect, and other legislative proposals are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the U.S. Customs Service, and other government agencies.

We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. Any cost containment measures or other health care system reforms that are adopted could have a material adverse effect on our ability to commercialize our existing and future product candidates successfully.

Failure to obtain regulatory approval outside the United States will prevent us from marketing our product candidates abroad.

We intend to market certain of our existing and future product candidates in non-U.S. markets. In order to market our existing and future product candidates in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with non-U.S. regulatory authorities, and the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more non-U.S. regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain non-U.S. regulatory approvals on a timely basis, if at all. We may not be able to file for non-U.S. regulatory approvals and may not receive necessary approvals to commercialize our existing and future product candidates in any market.

Non-U.S. governments often impose strict price controls, which may adversely affect our future profitability.

We intend to seek approval to market certain of our existing and future product candidates in both the United States and in non-U.S. jurisdictions. If we obtain approval in one or more non-U.S. jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product. In some countries, particularly in the European Union, prescription drug pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our existing and future product candidates to other available therapies. If reimbursement of our future product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

We may be subject to costly claims related to our clinical trials and may not be able to obtain adequate insurance.

Because we conduct clinical trials in humans, we face the risk that the use of our product candidates will result in adverse side effects. We cannot predict the possible harms or side effects that may result from our clinical trials. Although we have clinical trial liability insurance for up to $10 million, our insurance may be insufficient to cover any such events. We do not know whether we will be able to continue to obtain clinical trial coverage on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. Any litigation arising from our clinical trials, even if we were ultimately successful, would consume substantial amounts of our financial and managerial resources and may create adverse publicity.

Our business may become subject to economic, political, regulatory and other risks associated with international operations.

Our business is subject to risks associated with conducting business internationally, in part due to a number of our suppliers being located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	difficulties in compliance with non-U.S. laws and regulations;

•	changes in non-U.S. regulations and customs;

•	changes in non-U.S. currency exchange rates and currency controls;

•	changes in a specific country’s or region’s political or economic environment;

•	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;

•	negative consequences from changes in tax laws; and

•	difficulties associated with staffing and managing foreign operations, including differing labor relations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

We have issued and sold the following unregistered securities during the three months ended March 31, 2006. The following share numbers have been adjusted to reflect the 1-for-3.5 reverse stock split of our common stock and the conversion of our preferred stock into common stock, both of which were effected prior to the completion of our initial public offering of 6,250,000 shares of our common stock in May 2006.

1.	We issued an aggregate of 142,708 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of $307,197 upon the exercise of stock options and stock awards. The weighted average exercise price of such options and awards was $2.15.

2.	In January 2006, we issued an aggregate of 126,025 shares of Series C preferred stock, which were converted into an aggregate of 36,006 shares of common stock in connection with our initial public offering, to three accredited investors, for an aggregate price of $315,053.

We claimed exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) for the sales and issuances of securities in the transactions described in paragraph (1) above under Section 4(2) of the Securities Act in that such sales and issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described in paragraph (2) by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Section 4(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about we or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

(b) Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (Reg. No. 333-131741) which was declared effective by the Securities and Exchange Commission on May 9,

2006. We issued 6,250,000 shares on May 15, 2006 for gross proceeds of $40,625,000. We paid the underwriters a commission of $2,843,750 and incurred additional estimated offering expenses of approximately $1,950,000. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $35,831,250. The managing underwriters of our initial public offering were Bear, Stearns & Co., Inc. and Cowen and Company, LLC. On June 9, 2006 we issued an additional 657,500 shares of our common stock to the underwriters in connection with the exercise of their over-allotment option for gross proceeds of approximately $4,273,750. After deducting the underwriters’ commission, we received net proceeds of $3,974,587.

No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The net proceeds have been invested into short-term investment grade securities and money market accounts. We have begun, and intend to continue to use, our net proceeds to fund clinical development of our product candidates, DN-101, vinorelbine oral and AQ4N. We intend to use the remaining net proceeds from our initial public offering, if any, to, among other things, fund pre-launch marketing preparations for our product candidates, to identify new product candidates which we may in-license and for general corporate purposes and working capital.

(c) Repurchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matter s to a Vote of Security Holders

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 22nd day of June 2006.

Novacea, Inc.

/s/ Edward C. Albini
Edward C. Albini Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)