Form 10-Q
period 2006-06-30
NOVACEA INC
filed 2006-08-10
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☒                No  ☐

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

Yes  ☐                No  ☒

As of August 10, 2006, 23,174,012 shares of our Common Stock, $.001 par value, were outstanding.

Novacea, Inc.

(a development stage company)

Index to Condensed Financial Statements

			Page
Part I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (unaudited)

		Condensed Balance Sheets as of December 31, 2005 and June 30, 2006	3

		Condensed Statements of Operations for the three and six months ended June 30, 2005 and 2006 and for the period from February 27, 2001 (Inception) to June 30, 2006	4

		Condensed Statements of Cash Flows for the six months ended June 30, 2005 and 2006 and for the period from February 27, 2001 (Inception) to June 30, 2006	5

		Notes to Condensed Financial Statements for the periods ended June 30, 2006	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

	Item 4.	Controls and Procedures	25

Part II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	26

	Item 1A.	Risk Factors	26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

.	Item 3.	Defaults Upon Senior Securities	48

	Item 4.	Submission of Matters to a Vote of Security Holders	48

	Item 5.	Other Information	49

	Item 6.	Exhibits	49

Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Novacea, Inc.

(a development stage company)

Condensed Balance Sheets

(in thousands)

	December 31, 2005	June 30, 2006
	(See Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,039	$37,405
Marketable securities	14,483	39,454
Interest receivable	243	475
Prepaid and other current assets	964	1,499

Total current assets	51,729	78,833
Property and equipment, net	255	209
Other assets	280	240

Total assets	$52,264	$79,282

Liabilities, convertible preferred stock and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$2,585	$2,452
Accrued compensation	1,440	1,308
Other accrued liabilities	144	1,837
Liability for early exercise of stock options	513	539

Total current liabilities	4,682	6,136
Commitments
Convertible preferred stock	108,024	—
Stockholders’ equity (net capital deficiency):
Common stock	1	23
Additional paid-in capital	3,506	151,209
Deferred stock-based employee compensation	(2,162)	(1,445)
Accumulated other comprehensive income (loss)	(38)	(20)
Deficit accumulated during the development stage	(61,749)	(76,621)

Total stockholders’ equity (net capital deficiency)	(60,442)	73,146

Total liabilities, convertible preferred stock and stockholders’ equity (net capital deficiency)	$52,264	$79,282

See accompanying notes.

Novacea, Inc.

(a development stage company)

Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from February 27, 2001 (Inception) to June 30, 2006
	2005	2006	2005	2006
Grant revenue	$—	$—	$—	$371	$3,248
Operating expenses:
Research and development*	3,128	5,508	5,949	12,096	60,602
General and administrative*	1,684	2,626	3,032	4,377	23,206

Total operating expenses	4,812	8,134	8,981	16,473	83,808

Loss from operations	(4,812)	(8,134)	(8,981)	(16,102)	(80,560)
Interest and other income, net	260	735	509	1,230	3,943
Interest expense	—	—	—	—	(4)

Net loss	$(4,552)	$(7,399)	$(8,472)	$(14,872)	$(76,621)

Net loss per common share, basic and diluted	$(3.41)	$(0.60)	$(6.64)	$(2.11)

Shares used in computing basic and diluted net loss per common share	1,333	12,425	1,276	7,051

*Includes stock-based employee compensation as follows:
Research and development	$2	$98	$2	$195	$333
General and administrative	—	270	—	348	612

	$2	$368	$2	$543	$945

See accompanying notes.

Novacea, Inc.

(a development stage company)

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,		Period from February 27, 2001 (Inception) to June 30, 2006
	2005	2006
Operating activities
Net loss	$(8,472)	$(14,872)	$(76,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55	62	340
Amortization of deferred stock-based employee compensation	2	543	945
Non-cash stock compensation	74	42	277
Non-cash expense related to the purchase of certain licensed technology	—	—	120
Changes in operating assets and liabilities:
Prepaid and other current assets	76	(767)	(1,974)
Other assets	3	37	(250)
Accounts payable and accrued liabilities	(382)	1,454	6,136

Net cash used in operating activities	(8,644)	(13,501)	(71,027)

Investing activities
Purchases of property and equipment	(43)	(13)	(539)
Purchase of certain licensed patent rights	—	—	(100)
Purchases of short-term investments	(13,448)	(40,478)	(190,078)
Maturities of short-term investments	24,317	15,525	150,703

Net cash provided by (used in) investing activities	10,826	(24,966)	(40,014)

Financing activities
Net proceeds from issuances of convertible preferred stock	—	306	108,330
Proceeds from issuances of common stock, net of repurchases	149	39,527	40,116

Net cash provided by financing activities	149	39,833	148,446

Net increase in cash and cash equivalents	2,331	1,366	37,405
Cash and cash equivalents at beginning of period	8,194	36,039	—

Cash and cash equivalents at end of period	$10,525	$37,405	$37,405

Supplemental schedule of non-cash investing and financing activities
Common stock issued for technology licenses and patent rights	$—	$—	$9

Deferred stock-based employee compensation	$95	$—	$2,564

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$4

See accompanying notes.

Novacea, Inc.

(a development stage company)

Notes to Condensed Financial Statements

1. Organization and Summary of Significant Accounting Policies

Novacea, Inc. (the “Company”) is a biopharmaceutical company focused on in-licensing, developing and commercializing novel therapies for the treatment of patients with cancer. The Company was founded in February 2001 and is incorporated in the State of Delaware. The Company’s product portfolio features three clinical-stage oncology product candidates, DN-101 (with worldwide rights), vinorelbine oral (with rights in the United States and Canada) and AQ4N (with rights in the United States, Canada and Mexico), each of which is a potential treatment for certain types of cancer. The Company has been primarily involved in performing research and development activities, hiring personnel, licensing new products, and raising capital to support and expand these activities since incorporation. Accordingly, the Company is considered to be in the development stage.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006 or for any other interim period or any other future year.

The accompanying unaudited condensed financial statements and notes to financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005 included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-131741), which was declared effective by the Securities and Exchange Commission (the “SEC”) on May 9, 2006.

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

Initial Public Offering

On May 15, 2006, the Company completed its initial public offering, or IPO, of 6,250,000 shares of its common stock at a public offering price of $6.50 per share for gross proceeds of approximately $40.6 million. On June 9, 2006, the underwriters of the Company’s initial public offering purchased an additional 657,500 shares of the Company’s common stock pursuant to their over-allotment option at the public offering price of $6.50 per share for gross proceeds of approximately $4.3 million. Net proceeds from the initial public offering and the subsequent exercise of the underwriters’ over-allotment option to purchase additional shares of the Company’s common stock were approximately $39.3 million, after deducting underwriting discounts and commissions and other offering expenses. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 14,239,571 shares of common stock.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale securities. Total comprehensive loss for the three months and six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net loss	$(4,552)	$(7,399)	$(8,472)	$(14,872)
Change in unrealized gain (loss) on available-for-sale securities	38	(1)	46	18

Comprehensive loss	$(4,514)	$(7,400)	$(8,426)	$(14,854)

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

The following table presents the calculation of historical and pro forma basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Historical:
Net loss	$(4,552)	$(7,399)	$(8,472)	$(14,872)

Weighted-average number of common shares outstanding	1,530	12,762	1,396	7,372
Less: Weighted-average common shares subject to repurchase	(197)	(337)	(120)	(321)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	1,333	12,425	1,276	7,051

Basic and diluted net loss per common share	$(3.41)	$(0.60)	$(6.64)	$(2.11)

Pro forma:
Basic and diluted weighted-average shares used above	1,333	12,425	1,276	7,051
Pro forma adjustments to reflect assumed weighted-average effect of the conversion of convertible preferred stock, prior to the completion of the Company’s IPO in May 2006	11,333	6,885	11,333	10,540

Weighted-average shares used in computing pro forma basic and diluted net loss per common share	12,666	19,310	12,609	17,591

Pro forma net loss per common share, basic and diluted	$(0.36)	$(0.38)	$(0.67)	$(0.85)

The following outstanding options, common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Options to purchase common stock	1,480	2,020	1,480	2,020
Common stock subject to repurchase (weighted average basis)	197	337	120	321
Convertible preferred stock (as converted basis, until completion of the Company’s IPO in May 2006)	11,333	14,240	11,333	14,234

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

On January 1, 2006, the Company adopted SFAS No. 123R using the prospective transition method, as required by the statement. Under this transition method, beginning January 1, 2006, employee stock-based compensation cost recognized includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value of those awards in accordance with the provisions of APB No. 25, and (b) compensation cost for all stock-based payments granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net losses for both the three months and six months ended June 30, 2006, was $231,000 higher than if it had continued to account for employee stock-based compensation under APB No. 25. Basic and diluted net loss per share for the three months and six months ended June 30, 2006 are $0.02 and $0.03 higher, respectively, than if the Company had continued to account for employee stock-based compensation under APB No. 25. The Company did not grant any new employee stock options in 2006 except in the quarter ended June 30.

The components of the stock-based employee compensation recognized in the Company’s Condensed Statements of Operations for the three months and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	General and Administrative	Research and Development	Total
Three months ended June 30, 2006
Employee stock options granted prior to January 1, 2006	$53	$84	$137
Employee stock options granted on or subsequent to January 1, 2006	217	14	231

	$270	$98	$368

Six months ended June 30, 2006
Employee stock options granted prior to January 1, 2006	$131	$181	$312
Employee stock options granted on or subsequent to January 1, 2006	217	14	231

	$348	$195	$543

Three months ended June 30, 2005
Employee stock options granted prior to January 1, 2006	$—	$2	$2

	$—	$2	$2

Six months ended June 30, 2005
Employee stock options granted prior to January 1, 2006	$—	$2	$2

	$—	$2	$2

Employee Stock-Based Awards Granted Prior to January 1, 2006

Compensation costs for employee stock options granted prior to January 1, 2006, the date the Company adopted SFAS No. 123R, were accounted for using the intrinsic-value method of accounting as prescribed by APB No. 25, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation expense for employee stock options is based on the excess, if any, of the fair value of the Company’s common stock over the option exercise price on the measurement date, which is typically the date of grant.

The Company determined in 2005 that, for accounting purposes, the estimated fair value of the Company’s common stock was greater than the exercise price for certain options granted to employees during 2005. The Company recorded deferred stock-based employee compensation of $2.6 million for these options as a component of stockholders’ equity, which will be amortized as a non-cash expense, as adjusted by unvested options cancelled as a result of employee terminations, over the vesting period of the applicable option, which is generally four years, on a straight line basis. As such for the three months and six months ended June 30, 2006, the Company recorded amortization of the $137,000 and $312,000 in deferred stock-based employee compensation, respectively. During the three months and six months ended June 30, 2006, the Company reversed $80,000 and $173,000, respectively, of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations. The expected future amortization expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

Remainder of 2006	$266
2007	533
2008	533
2009	344

$1,676

Employee Stock-Based Awards Granted On or Subsequent to January 1, 2006

Compensation cost for employee stock-based awards granted on or after January 1, 2006, the date the Company adopted SFAS No. 123R, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and will be recognized over the vesting period of the applicable award on a straight-line basis. During the three months and six months ended June 30, 2006, the Company issued employee stock-based awards in the form of stock options. The weighted average estimated fair value of the employee stock options granted was $4.43 for both the three months and six months ended June 30, 2006. During the three months ended March 31, 2006, the Company did not issue any employee stock options.

The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock Option Plans
Weighted-average expected term	6.1 years	6.1 years
Expected volatility	72%	72%
Risk-free interest rate	5.13%	5.13%
Dividend yield	0%	0%

Weighted-Average Expected Term. Under the Company’s 2006 Incentive Award Plan and Amended 2001 Stock Option Plan, the expected term of options granted is determined using the “shortcut” method, as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 107. Under this approach, the expected term is presumed to be the average of the vesting term and the contractual term of the option. The shortcut approach is not permitted for options granted, modified or settled after December 31, 2007.

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

Forfeitures. SFAS No. 123R also requires the Company to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The Company’s estimated annual forfeiture rate is approximately 4.7%. If the Company’s actual forfeiture rate is materially different from the above estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

As of June 30, 2006, there was $1,815,000 of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted average period of 2.8 years.

Non-employee Stock Option Awards

Stock-based compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, Emerging Issues Task Force (“EITF”) 96-18 Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods, or Services, and related Interpretations, using a fair value approach, and the compensation costs of such arrangements are subject to re-measurement over their vesting terms, as earned.

From February 27, 2001 (Inception) to June 30, 2006, the Company has granted options to non-employees to purchase 153,693 shares of common stock at exercise prices ranging from $0.53 to $6.50 per share. During the three months and six months ended June 30, 2006, the Company granted new non-employee options to purchase 6,856 shares of common stock. The Company re-measured the non-employee options vested during the three months and six months ended June 30, 2006 using the Black-Scholes valuation model, using a volatility rate of 73% and 72%, respectively, an expected life representing the remaining contractual life, which ranged from 1 to 10 years, an expected dividend yield of 0% and a weighted average risk-free interest rate of 4.85% and 5.15%, respectively.

For the three months and six months ended June 30, 2006 and the period from February 27, 2001 (Inception) to June 30, 2006, compensation expense related to non-employee stock option awards was $31,000, $42,000 and $229,000, respectively. For the three months and six months ended June 30, 2005, compensation expense related to non-employee stock option awards was $23,000 and $74,000, respectively.

At June 30, 2006, a total of 2,897,555 shares of common stock had been authorized for issuance under the 2006 Incentive Award Plan. At December 31, 2005, a total of 3,142,855 shares of common stock had been authorized for issuance under the Amended 2001 Stock Option Plan. The 2006 Incentive Award Plan is the successor equity incentive program to the Amended 2001 Stock Option Plan. The 2006 Incentive Award Plan became effective upon the completion of the Company’s initial public offering, at which time options could no longer be granted under the Company’s Amended 2001 Stock Option Plan.

The following table summarizes option activity under the Amended 2001 Stock Option Plan, including stock options granted to non-employees, and related information:

	Shares Available for Grant	Options Outstanding	Weighted- Average Exercise Price per Share
	(in thousands, except per share amounts)
Balance at December 31, 2004	429	1,775	$1.12
Additional shares authorized	500	—
Options granted	(767)	767	2.27
Options exercised	—	(614)	1.30
Shares repurchased	—	(2)	1.05
Options canceled	165	(165)	1.15

Balance at December 31, 2005	327	1,761	1.56
Additional shares authorized	—	—
Options granted	—	—	—
Options exercised	—	(161)	2.09
Shares repurchased	—	—	—
Options canceled	71	(71)	1.91
Options transferred to 2006 Incentive Award Plan	(398)	—

Balance at June 30, 2006	—	1,529	$1.47

The following table summarizes option activity under the 2006 Incentive Award Plan, including stock options granted to non-employees, and related information:

	Shares Available for Grant	Options Outstanding	Weighted- Average Exercise Price per Share
	(in thousands, except per share amounts)
Balance at December 31, 2005	—	—	$—
Shares authorized	2,500	—
Options transferred from Amended 2001 Stock Option Plan	398	—
Options granted	(492)	492	6.50
Options exercised	—		—
Shares repurchased	—	—	—
Options canceled	1	(1)	6.50

Balance at June 30, 2006	2,407	491	$6.50

At June 30, 2006, all of the outstanding options to purchase shares of common stock of the Company were exercisable. These options are summarized in the following table:

Exercise Price per Share	Number of Options Outstanding	Number of Options Vested	Weighted-Average Remaining Contractual Life
	(in thousands)		(in years)
$0.53	126	446	5.52
$0.63	16	34	5.92
$1.05	281	538	6.87
$1.30	773	571	7.73
$1.58	48	13	8.86
$1.93	203	44	9.19
$5.25	82	71	9.42
$6.50	491	30	9.86

	2,020	1,747

Options may be exercised prior to vesting, with the underlying shares subject to the Company’s right of repurchase, which lapses over the vesting term. At June 30, 2006 and December 31, 2005, there were 338,293 and 369,537 shares, respectively, of common stock issued pursuant to early exercises that are subject to the Company’s right of repurchase at prices ranging from of $1.05 to $5.25 per share.

In accordance with EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB No. 25, and FIN No. 44, the shares purchased by the employees pursuant to the early exercise of stock options are not deemed to be issued until those shares vest. The EITF reached consensus that these guidelines should be applied to stock option awards granted or modified after March 21, 2002. Therefore, cash received in exchange for exercised and unvested shares related to stock options granted after that date is recorded as a liability for early exercise of stock options on the accompanying balance sheets, and will be transferred into common stock and additional paid-in capital as the shares vest. In addition to the options outstanding as reflected in the above tables, at June 30, 2006 and December 31, 2005, there were 338,293 and 369,537 shares of common stock subject to repurchase under grants made after March 21, 2002, for which the Company recorded $539,000 and $513,000, respectively, as liabilities. Such shares will be reflected as shares outstanding when the shares vest.

3. Stockholders’ Equity (Net Capital Deficiency), Convertible Preferred Stock and Stock-based Compensation Plans

Convertible Preferred Stock

On January 13, 2006, the Company sold 36,006 shares of Series C convertible preferred stock to a number of existing holders of its preferred stock at a price of $8.75 per share, for net proceeds of approximately $0.3 million.

Immediately prior to the completion of the Company’s initial public offering of 6,250,000 shares of its common stock, which occurred on May 15, 2006, all of the shares of convertible preferred stock outstanding converted into 14,239,571 shares of common stock.

Stock Option Plans

2006 Incentive Award Plan

In March 2006, the Company’s board of directors adopted the 2006 Incentive Award Plan (the “2006 Plan”), which was approved by the Company’s stockholders in April 2006. The 2006 Plan is intended to serve as the successor equity incentive program to the 2001 Plan. The 2006 Plan became effective upon the completion of the Company’s initial public offering, at which time options could no longer be granted under the Company’s Amended 2001 Stock Option Plan, and the 2006 Plan will terminate on the earlier of (i) ten years after its approval by the Company’s stockholders or (ii) when the Company’s compensation committee, with the approval of the Company’s board of directors, terminates the 2006 Plan. The 2006 Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock, performance share awards, performance stock units, dividend equivalents, restricted stock units, stock payments, deferred stock, performance-based awards and stock appreciation rights. A total of 2,500,000 shares of common stock have been authorized for issuance pursuant to the 2006 Plan, plus the number of shares of our common stock available for issuance under the 2001 Plan that are not subject to outstanding options, as of the effective date of the 2006 Plan. In addition, the number of shares of common stock reserved for issuance under the 2006 Plan will increase automatically on the first day of each fiscal year, beginning in 2007, by a number of shares equal to the least of: (i) 4.5% of shares of the Company’s common stock outstanding on a fully diluted basis on such date; (ii) 2,000,000 shares; or (iii) a smaller number determined by the Company’s board of directors.

2001 Stock Option Plan

In 2001, the Company’s board of directors and stockholders adopted the Amended 2001 Stock Option Plan of the Company (the “2001 Plan”). This plan provides for the granting of incentive and non-statutory stock options to employees, officers, directors, and non-employees of the Company. Incentive stock options may be granted with exercise prices of not less than fair value, and non-statutory stock options may be granted with an exercise price of not less than 85% of the fair value of the common stock on the date of grant. Stock options granted to a stockholder owning more than 10% of voting stock of the Company must have an exercise price of not less than 110% of the fair value of the common stock on the date of grant. The Company’s board of directors determines the fair value of common stock. Stock options are granted with terms of up to ten years and generally vest over a period of four years under the 2001 Plan.

4. Cash, Cash Equivalents and Marketable Securities

The following is a summary of the fair value of cash and available-for-sale securities at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$460	$—	$—	$460
Government and municipal obligations	910	—	—	910
Corporate debt securities	38,564	5	(25)	38,544
Money market funds	36,945	—	—	36,945

Total	$76,879	$5	$(25)	$76,859

Reported as:
Cash and cash equivalents	$37,405	$—	$—	$37,405
Marketable securities	39,474	5	(25)	39,454

Total	$76,879	$5	$(25)	$76,859

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$352	$—	$—	$352
Government and municipal obligations	930	—	—	930
Corporate debt securities	13,591	—	(38)	13,553
Money market funds	35,687	—	—	35,687

Total	$50,560	$—	$(38)	$50,522

Reported as:
Cash and cash equivalents	$36,039	$—	$—	$36,039
Marketable securities	14,521	—	(38)	14,483

Total	$50,560	$—	$(38)	$50,522

At June 30, 2006, approximately $76.4 million of available-for-sale securities matures within one year of the balance sheet date. The average maturity of available-for-sale securities was approximately 2.5 months.

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

The Company recorded revenue under the two agreements with Aventis of $0.0 million, $0.4 million and $3.2 million for the three months and six months ended June 30, 2006 and for the period from February 27, 2001 (Inception) to June 30, 2006, respectively. The Company did not record revenue under the two agreements with

Aventis during the three months and six months ended June 30, 2005. From inception, the costs incurred under each of the Aventis agreements have exceeded the revenues recognized.

In June 2001, the Company entered into an exclusive, worldwide license with Oregon Health & Science University, or OHSU, to utilize specific technology under patent rights and know-how related to the use of calcitriol and its analogs. In connection with entering into this license, the Company issued 228,571 shares of its common stock to OHSU. Because the technology licensed related to a patent application for a method of use utilized in research and development and there was no alternative future use for the technology, the Company recorded the fair value of the licensed technology as $120,000, based on the fair value of the shares issued, as research and development expense. As of June 30, 2006 and under the terms of the agreement, the Company may be obligated in the future to make certain milestone payments to OHSU of up to an aggregate of $0.5 million, which milestone payments are contingent upon the occurrence of certain clinical development and regulatory events related to DN-101. Payments to OHSU that relate to pre-approval development milestones are recorded as research and development expense when incurred. The Company is obligated to pay to OHSU certain royalties on net sales of DN-101, which royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell DN-101. The Company has agreed to pay OHSU a certain percentage of any sub-license revenues that the Company receives. The Company has also agreed to reimburse OHSU for all reasonable fees and costs related to the preparation, filing, prosecution and maintenance of the patent rights underlying the agreement, and the Company has agreed to indemnify OHSU and certain of its affiliates against liability arising out of the exercise of patent rights under the agreement. Furthermore, in addition to customary termination provisions for breach or bankruptcy, OHSU may also terminate the license agreement if the Company does not proceed reasonably with the development and practical application of the products and processes covered under the license or does not keep the products and processes covered under the license reasonably available to the public after commencing commercial use.

In July 2002, the Company acquired an exclusive, worldwide license from the University of Pittsburgh of the Commonwealth System of Higher Education, or University of Pittsburgh, to utilize specific technology under certain patent rights and know-how related to the use of calcitriol, and its derivatives and analogs, with certain chemotherapies. In exchange for this license, the Company issued 14,285 shares of common stock and paid cash consideration of $100,000 to the University of Pittsburgh. The Company recorded the value of the issuance of the common stock as $9,000, based on the fair value of the shares on the date of issuance. The Company capitalized the licensed patent rights of $109,000, included in “Other assets” on the accompanying balance sheet, and is amortizing the asset over the estimated useful life of the patents, or approximately 15 years. The carrying value of the licensed patent rights was $83,000 at June 30, 2006, and the amortization for fiscal years ending December 31, 2006 through 2010 is expected to be $7,000 per year. In addition, the Company is obligated to issue an additional 14,285 shares of its common stock to the University of Pittsburgh upon the issuance of certain claims included in one of several U.S. patents that are subject to this license. Under the terms of the agreement, the Company is obligated to pay the University of Pittsburgh certain royalties on net sales of DN-101 when used in combination with certain chemotherapies. The royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell DN-101. As of June 30, 2006 and under the terms of the agreement, the Company may be obligated through 2008 to make certain minimum royalty payments to the University of Pittsburgh of up to an aggregate of $0.6 million, which royalty payments are contingent upon continuation of the license agreement and are creditable against the Company’s royalty obligations that are actually due in any calendar year. This minimum royalty payment obligation began in July 2003. Minimum royalty payments to the University of Pittsburgh in advance of DN-101 marketing approval are recorded as research and development expense when incurred. The Company has agreed to pay the University of Pittsburgh a certain percentage of any sub-license revenues that the Company receives. The Company has also agreed to reimburse the University of Pittsburgh for all reasonable fees and costs related to the filing prosecution and maintenance of the patent rights underlying the agreement.

In December 2003, the Company entered into a license agreement with KuDOS Pharmaceuticals Limited, or KuDOS, which was recently acquired by AstraZeneca PLC. Under this license agreement, the Company obtained exclusive, royalty-bearing licenses to certain KuDOS patents and know-how acquired or to be acquired by KuDOS from a third party to the Company’s AQ4N product candidate for all human therapeutic, prophylactic and diagnostic uses in the United States, Canada and Mexico. The Company also received a sub-license to certain patents relating to AQ4N from a third party licensor to KuDOS. Upon signing the agreement in December 2003, the Company paid KuDOS an up-front fee of $1.0 million, which was recorded as research and development expense in the period because the licensed technology was incomplete and had no alternative future use. As of June 30, 2006 and under the terms of the agreement, the Company may be obligated in the future to make certain milestone payments to KuDOS of up to an aggregate of $5.0 million, which milestone payments are contingent upon the occurrence of certain clinical development and regulatory events related to AQ4N. Payments to KuDOS that relate to pre-approval development milestones are recorded as research and development expense when incurred. In addition to the foregoing payments, the Company is obligated to pay to KuDOS certain annual royalties on net sales of AQ4N, which royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses to third parties in order to manufacture, use or sell AQ4N in the United States, Canada and Mexico. The Company has agreed to pay KuDOS a certain percentage of any sub-license revenues that may be received by the Company. Generally, the Company and KuDOS will each bear their separate costs of development and commercialization, although certain manufacturing process development costs will be shared equally by KuDOS and the Company. Furthermore, in addition to customary termination provisions, including for breach and bankruptcy, KuDOS may terminate the license agreement if the Company directly or indirectly opposes or assists any third party in opposing KuDOS’ patents in the United States, Canada or Mexico.

In July 2005, the Company acquired from Pierre Fabre Medicament, or Pierre Fabre, an exclusive royalty-bearing license under certain patents and know-how to vinorelbine formulated in a soft gelatin capsule, or vinorelbine oral, for all human therapeutic, prophylactic and diagnostic uses in the United States and Canada in the field of cancer. The Company also acquired Pierre Fabre’s rights to a third party’s formulation and manufacturing patents in the United States and Canada. The Company granted Pierre Fabre an exclusive, fully paid-up and royalty free license to improvements to vinorelbine oral outside of the United States and Canada, including a license to improvements made by the Company to vinorelbine oral. Under a supply agreement with Pierre Fabre entered into at the same time, the Company is obligated to purchase from Pierre Fabre its total requirements of placebo and vinorelbine oral to be used in its clinical trials and of the vinorelbine oral commercial products in the United States and Canada. The Company is obligated to market vinorelbine oral under a Pierre Fabre trademark pursuant to a trademark agreement with Pierre Fabre. Pursuant to the Company’s trademark license agreement with Pierre Fabre, the Company is required to make certain royalty payments based on the net sales of vinorelbine oral, which rate may be reduced in the event of the presence of a generic version of vinorelbine oral or a Competing Product, as defined in the trademark agreement. Under the terms of the agreements, the Company made an upfront license payment of $2.0 million to Pierre Fabre upon signing the agreements in July 2005, which was recorded as research and development expense in the period because vinorelbine oral is a development stage product in the licensed territory. Additionally, the Company has made or is obligated to make certain milestone payments to Pierre Fabre, which are contingent upon the occurrence of certain clinical development and regulatory events related to vinorelbine oral. Payments to Pierre Fabre that relate to pre-approval development milestones are recorded as research and development expense when incurred. The Company is also obligated to make additional payments to Pierre Fabre in the event that annual sales of vinorelbine oral exceed certain revenue benchmarks. As of June 30, 2006 and under the terms of the agreement, the Company may be obligated in the future to make payments of up to an aggregate of $10.0 million related to the milestone payments and the additional payments based on annual sales of vinorelbine oral described above. These aggregate payment obligations are contingent, with respect to milestone payments, upon the occurrence of certain clinical development and regulatory events related to vinorelbine oral, and, with respect to the additional payments, on annual sales levels of vinorelbine oral, if any. In April 2006, the Company paid $1.0 million to Pierre Fabre related to a milestone that was achieved in March 2006. The Company is further obligated to make certain royalty payments to Pierre Fabre based on net sales of vinorelbine oral, which rate may be reduced in the event of the presence of a generic version of vinorelbine oral or a Competing Product, as defined in the agreement. The Company has also agreed to pay Pierre Fabre a certain percentage of any sub-license revenues it may receive. In addition, under the terms of the Company’s license agreement with Pierre Fabre, Pierre Fabre has agreed to share a portion of certain costs related to the Company’s first Phase 3 clinical trial of vinorelbine oral by providing the Company with a credit against certain milestone, royalty and other payments the Company may owe Pierre Fabre in the event that such clinical trial satisfies certain minimum patient obligations.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2006 and results of operations for the three months and six months ended June 30, 2006 and 2005 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A. “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

We incorporated in February 2001 and continue to be a development stage company. We have devoted substantially all of our resources to the licensure and clinical development of our product candidates. We have generated only a limited amount of grant revenue, and we have not generated any revenue from the sale of our product candidates. Until we completed our initial public offering in May 2006, we funded our operations primarily through the private placement of equity securities. In our initial public offering, we sold 6,250,000 shares of our common stock at the public offering price of $6.50 per share for gross proceeds of approximately $40.6 million. In June 2006, the underwriters of our initial public offering purchased an additional 657,500 shares of our common stock at the public offering price of $6.50 per share pursuant to their over-allotment option, and we received gross proceeds of approximately $4.3 million. Net proceeds from the initial public offering and the subsequent exercise of the underwriters’ over-allotment option and purchase of additional shares of the Company’s common stock were approximately $39.3 million, after deducting underwriting discounts and commissions and other offering expenses. We have incurred net losses for the three months and six months ended June 30, 2006 of $7.4 million and $14.9 million, respectively, and cumulative net losses of $76.6 million since our inception in 2001 through June 30, 2006. We expect our net losses to increase primarily due to our anticipated clinical trial activities. Clinical trials are costly, and as we continue to advance our product candidates through development, we expect our research and development expenses to increase significantly, especially as we continue our Phase 3 clinical trial of DN-101 for the treatment of patients with AIPC, and begin a registration trial for vinorelbine oral for the treatment of breast cancer in the second half of 2006. As compared to Phase 1 and Phase 2 clinical trials, Phase 3 clinical trials are typically more expensive as they involve a greater number of patients, are conducted at multiple sites and sometimes in several countries, are conducted over a longer period of time and require greater quantities of drug product. In addition, we plan to expand our infrastructure and facilities and hire additional personnel, including clinical development, administrative, sales and marketing personnel. We are unable to predict when, if ever, we will be able to commence the sale of, or generate any other type of revenue for, any of our product candidates.

Revenues

We have generated $3.2 million in grant revenues since our inception, including $0.0 and $0.4 million during the three months and six months ended June 30, 2006, respectively, and do not expect to generate any revenues from the sale of our product candidates for at least several years.

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

From inception in 2001 through June 30, 2006, we have incurred an aggregate of $60.6 million of research and development expenses, including $5.5 million and $12.1 million of research and development expenses during the three months and six months ended June 30, 2006, respectively. We expect that research and development expenses will increase significantly in the future as we progress our product candidates through the more expensive Phase 2 and Phase 3 clinical trials, start additional clinical trials, file for regulatory approvals, hire more employees and expand our infrastructure and facilities. Completion of clinical trials may take several years, although the length of any clinical trial varies substantially according to the nature and complexity of the particular product candidate that is the subject of such trial.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for our personnel in executive, business development, marketing, human resources, external communications, finance and other administrative functions, as well as consulting costs, including market research and business consulting. Other costs include professional fees for legal and accounting services. We anticipate that general and administrative expenses will increase significantly in the future as we continue to expand our operating activities and as a result of costs associated with being a public company. From inception through June 30, 2006, we have incurred an aggregate of $23.2 million of general and administrative expenses, including $2.6 million and $4.4 million of general and administrative expenses during the three months and six months ended June 30, 2006, respectively.

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

We believe there have been no significant changes in our critical accounting policies as compared to those disclosed previously in our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 10, 2006, as amended, which was declared effective by the SEC on May 9, 2006, except with regard to stock-based compensation as described more fully below.

Share-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment — An Amendment of FASB Statements No. 123 and 95. We adopted SFAS No. 123R using the prospective transition method. Under this transition method, beginning January 1, 2006, compensation cost recognized includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and (b) compensation cost for all stock-based payments granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

We estimate the expected term of options using the “simplified” method, as illustrated in Staff Accounting Bulletin (“SAB”) No. 107. As we have been operating as a public company for a period of time that is shorter than our estimated expected option term, we are unable to use actual price volatility data. Therefore, we estimate the volatility of our common stock based on volatility of similar entities. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

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

The guidance in SFAS No. 123R and SAB No. 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions.

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

See Note 1 to our Condensed Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding SFAS No. 123R.

Results of Operations

The following tables reflect period over period changes in selected line items from our statements of operations (in thousands, except percentages):

	Three Months ended June 30,
	2005	2006	Change Period Over Period
Grant Revenue	$—	$—	$—	—%
Research and Development Expenses	3,128	5,508	2,380	76
General and Administrative Expenses	1,684	2,626	942	56
Interest and Other Income, Net	260	735	475	183

	Six Months ended June 30,
	2005	2006	Change Period Over Period
Grant Revenue	$—	$371	$371	—%
Research and Development Expenses	5,949	12,096	6,147	103
General and Administrative Expenses	3,032	4,377	1,345	44
Interest and Other Income, Net	509	1,230	721	142

Three Months and Six Months ended June 30, 2006 and 2005

Grant Revenue

Grant revenue for the three months and six months ended June 30, 2006 was $0.0 million and $0.4 million, respectively. We did not record any grant revenue under the two agreements with Aventis Pharmaceuticals, Inc. during the three months and six months ended June 30, 2005. The increase in grant revenue from 2005 to 2006 was due to a development progress milestone achieved in 2006 under one of our two agreements with Aventis Pharmaceuticals, Inc. related to our DN-101 clinical studies. Approximately $0.1 million remained available for grant under these agreements as of June 30, 2006.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(in thousands)
Research and development expenses
DN-101	$1,604	$3,323	$2,869	$6,792
Vinorelbine oral	—	864	—	2,537
AQ4N	819	445	1,843	1,117
Other projects	703	778	1,235	1,455
Stock-based employee compensation	2	98	2	195

Total research and development expenses	$3,128	$5,508	$5,949	$12,096

Research and development expenses for the three months and six months ended June 30, 2006 were $5.5 and $12.1 million, respectively, compared to $3.1 million and $5.9 million for the three months and six months ended June 30, 2005, respectively. This represents an increase in research and development expenses of $2.4 million between the three-month periods in 2005 and 2006 and of $6.1 million between the six-month periods in 2005 and 2006. Research and development expenses associated with DN-101 were $3.3 million and $6.8 million for the three months and six months ended June 30, 2006, respectively, compared to $1.6 million and $2.9 million for the three months and six months ended June 30, 2005, respectively. The $1.7 million increase between the three-month periods in 2005 and 2006 and the $3.9 million increase between the six-month periods in 2005 and 2006 were due primarily to initiation and patient enrollment expenses related to our ASCENT-2 Phase 3 clinical trial for DN-101, which began in the first quarter of 2006. Research and development expenses associated with vinorelbine oral were $0.9 million and $2.5 million for the three months and six months ended June 30, 2006, respectively, which primarily reflects development activities on the product candidate and the expenses associated with our achievement of a development milestone in the first quarter of 2006. No research and development expenses were associated with vinorelbine oral for the three months and six months ended June 30, 2005 because we did not acquire our rights to vinorelbine oral until July 2005. Research and development expenses associated with AQ4N were $0.4 million and $1.1 million for the three months and six months ended June 30, 2006, respectively, compared to $0.8 million and $1.8 million for the three months and six months ended June 30, 2005, respectively. The $0.4 million decrease between the three-month periods in 2005 and 2006 and the $0.7 million decrease between the six-month periods in 2005 and 2006 resulted primarily from a lower level of clinical development activity and related expenditures on our AQ4N Phase 1/2 clinical trial during the period. Other research and development expenses were approximately $0.8 million and $1.5 million for the three months and six months ended June 30, 2006, respectively, compared to $0.7 million and $1.2 million for the three months and six months ended June 30, 2005, respectively. The $0.1 million increase between the three-month periods in 2005 and 2006 and the $0.3 million increase between the six-month periods in 2005 and 2006 resulted primarily from costs associated with higher internal, and related external, activities connected with advancing our general research and development efforts. Stock-based employee compensation expense was $0.1 million and $0.2 million for the three months and six months ended June 30, 2006, respectively, compared to $0.0 million and $0.0 million for the three months and six months ended June 30, 2005, respectively.

We expect that research and development expenses will increase significantly in the future as we advance our product candidates through Phase 2 and Phase 3 clinical trials and registration trials, start additional clinical trials, file for regulatory approvals, hire more employees and expand our infrastructure and facilities.

General and Administrative Expenses

General and administrative expenses for the three months and six months ended June 30, 2006 were $2.6 million and $4.4 million, respectively, compared to $1.7 million and $3.0 million for the three months and six months ended June 30, 2005, respectively. The $0.9 million increase between the three-month periods in 2005 and 2006 and the $1.4 million increase between the six-month periods in 2005 and 2006 in general and administrative expenses was due primarily to higher spending on intellectual property, legal, marketing and consulting services and stock-based employee compensation expense.

We anticipate that general and administrative expenses will increase significantly in the future as we continue to expand our operating activities, continue to file and prosecute new and existing patents, and as a result of costs associated with being a public company, including costs associated with compliance with the Sarbanes-Oxley Act of 2002.

Interest and Other Income, Net

Interest and other income, net, for the three months and six months ended June 30, 2006 was $0.7 million and $1.2 million, respectively, compared to $0.3 million and $0.5 million for the three months and six months ended June 30, 2005, respectively. The increase between the 2005 and 2006 periods resulted from increased investment balances resulting from the availability of the net proceeds of our initial public offering completed in the second quarter of 2006 and higher investment yields.

Liquidity and Capital Resources

We have incurred net losses of $76.6 million since inception through June 30, 2006. We have generated a limited amount of revenue, and do not expect to generate revenue from product candidates for several years. Since inception, we have funded our operations primarily through the private placement of our preferred stock. We raised net proceeds of $12.1 million through the sale of our Series A convertible preferred stock in 2001 and 2002, $35.9 million through the sale of our Series B convertible preferred stock in 2002 and $34.9 million through the sale of our Series C convertible preferred stock in December 2003. We raised net proceeds of $25.1 million through an additional sale of our Series C convertible preferred stock in December 2005 and $0.3 million through an additional sale of our Series C convertible preferred stock in January 2006.

On May 15, 2006, we completed our initial public offering of 6,250,000 shares of our common stock at a public offering price of $6.50 per share for gross proceeds of approximately $40.6 million. On June 9, 2006, the underwriters of our initial public offering purchased an additional 657,500 shares of our common stock pursuant to their over-allotment option at the public offering price of $6.50 per share for gross proceeds of approximately $4.3 million. Net proceeds to us from the initial public offering and the subsequent exercise of the underwriters’ over-allotment option to purchase additional shares of our common stock were approximately $39.3 million, after deducting underwriting discounts and commissions and other offering expenses.

At June 30, 2006, we had cash, cash equivalents and marketable securities of $76.9 million. At June 30, 2006, our cash and cash equivalents were $37.4 million as compared to $36.0 million at December 31, 2005.

Net cash used in operating activities for the six months ended June 30, 2006 and 2005 was $13.5 million and $8.7 million, respectively. For the six months ended June 30, 2006, cash used in operations was attributable primarily to our net loss and an increase in prepaid expenses related primarily to insurance premiums, partially offset by an increase in accounts payable and accrued liabilities resulting principally from increased research and development activities and non-cash charges related to the amortization of deferred stock-based compensation. For the six months ended June 30, 2005, cash used in operations was attributable primarily to our net loss and a decrease in accounts payable and accrued liabilities.

Net cash used in investing activities was $25.0 million for the six months ended June 30, 2006 due primarily to purchases and sales of short-term investments and purchases of equipment. Net cash provided by investing activities was $10.8 million for the six months ended June 30, 2005 due primarily to net purchases and sales of short-term investments, partially offset by purchases of equipment.

Net cash provided by financing activities for the six months ended June 30, 2006 and 2005 was $39.8 million and $0.2 million, respectively. Net cash provided by financing activities in the 2006 period was primarily related to net proceeds from the sale of common stock in our initial public offering, the sale of convertible preferred stock and the issuance of our common stock upon the exercise of outstanding stock options. Net cash provided by financing activities in 2005 was primarily related to the proceeds from the issuance of our common stock upon the exercise of outstanding stock options.

Developing drugs, conducting clinical trials, and commercializing products are expensive. Our future funding requirements will depend on many factors, including:

•	the progress and costs of our clinical trials and other research and development activities;

•	the costs of in-licensing additional product candidates;

•	the costs and timing of obtaining regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights;

•	the costs and timing of securing manufacturing capabilities for our clinical product candidates and commercial products, if any;

•	the costs of establishing sales, marketing and distribution capabilities; and

•	the terms and timing of any of our current collaborative, licensing and other arrangements or those that we may establish in the future.

We expect to incur losses from operations in the future. We expect to incur increasing research and development expenses, including expenses related to clinical trials and additional personnel. We expect that our general and administrative expenses will increase in the future as we expand our staff, add infrastructure and incur additional expenses related to being a public company, including directors’ and officers’ insurance, investor relations and increased professional fees, including costs associated with compliance with the Sarbanes-Oxley Act of 2002. We currently anticipate that our capital resources as of June 30, 2006 will be sufficient to enable us to maintain our currently planned operations through the end of 2007.

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

Our investment policy restricts investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; fulfillment of liquidity needs; above-market returns versus industry averages; and fiduciary control of cash and investments. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our portfolio of cash equivalents, short-term marketable securities and restricted cash in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. As of June 30, 2006, all of our investments were in money market accounts, certificates of deposit or investment grade corporate debt obligations and U.S. government securities. Due to the short-term nature of these investments, a 10% movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of June 30, 2006.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We are not profitable and have incurred losses in each year since our inception in 2001. We have only generated a limited amount of grant revenue, and we have not generated any revenue from product sales. We do not anticipate that we will generate revenue from the sale of products for the foreseeable future. We have not yet submitted any products for approval by regulatory authorities and we do not currently have rights to any products that have been approved for marketing in our territory. We continue to incur research and development and general and administrative expenses related to our operations. Our net losses for the years ended December 31, 2003, 2004 and 2005 and for the three months and six months ended June 30, 2006 were $12.8 million, $18.0 million, $23.8 million, $7.4 million and $14.9 million, respectively. As of June 30, 2006, we had an accumulated deficit of $76.6 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and prepare for and begin to commercialize any approved products. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

We are continuing to enroll patients in our Phase 3 clinical trial of DN-101, referred to as our ASCENT-2 clinical trial, with targeted enrollment of approximately 900 patients. Our ASCENT-2 clinical trial is designed based on observations about secondary endpoints from our completed Phase 2/3 clinical trial, referred to as our ASCENT clinical trial, which enrolled 250 patients. In addition, while our ASCENT clinical trial evaluated the weekly administration of DN-101 in combination with weekly Taxotere® versus once weekly placebo in combination with weekly Taxotere, our ASCENT-2 clinical trial evaluates this DN-101 and Taxotere regimen versus the currently approved regimen for Taxotere, which is dosed every three weeks in combination with prednisone. As a result of these differences and other factors, the data collected from our ASCENT-2 clinical trial may not demonstrate the levels of safety and efficacy observed in our earlier clinical trials, including our ASCENT clinical trial.

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

Although the patients in our ASCENT clinical trial of DN-101 have been analyzed with a median time of follow-up of 18.3 months, as of the date of our last analysis approximately 8% of patients enrolled in our ASCENT clinical trial continued to undergo treatment with Taxotere and either placebo or DN-101 on a blinded basis. We have not accessed or evaluated further data concerning these patients. Although the number of patients undergoing continuing treatment in our ASCENT clinical trial is small, these patients may have experienced clinically relevant safety or efficacy issues attributable to DN-101 of which we are unaware. Any significant safety or efficacy issue that may have been experienced by these patients could entirely undermine our conclusions regarding our ASCENT clinical trial and negatively impact our ability to complete the ongoing ASCENT-2 clinical trial in a timely fashion, or at all.

Non-U.S. regulatory authorities may request that we update our analysis from our ASCENT clinical trial, and we cannot guarantee that the results of the analysis will be the same.

While the FDA regards our ASCENT clinical trial of DN-101 as completed, non-U.S. regulatory authorities may request that we analyze the overall survival or other secondary endpoints at a later date than specified in our original clinical trial design. We cannot guarantee that the trends we observed with respect to secondary endpoints in our ASCENT clinical trial will be observed in any subsequent analyses, which may delay or prevent DN-101 from achieving regulatory approval.

Failure to recruit and enroll patients for clinical trials may cause the development of our product candidates to be delayed.

We may encounter delays or rejections if we are unable to recruit and enroll enough patients to complete clinical trials. We are continuing to enroll patients in our ASCENT-2 clinical trial of DN-101 and we anticipate that we will ultimately enroll 900 patients. Although we have not experienced enrollment delays for our ASCENT-2 clinical trial to date, we cannot guarantee you that such delays will not occur in the future. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. We have experienced, and expect to experience in the future, delays in patient enrollment in our clinical trials. Any such delays in planned patient enrollment in the future may result in increased costs, which could harm our ability to develop products.

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

We are currently enrolling patients in our ASCENT-2 clinical trial to evaluate the use of DN-101 in combination with Taxotere for the treatment of AIPC. Taxotere is the current standard of care for AIPC. We did not develop or obtain regulatory approval for, and we do not manufacture or sell, Taxotere. If safety or efficacy issues arise with Taxotere, we may experience significant regulatory delays and the FDA may require us to re-design or terminate our current ASCENT-2 clinical trial. If Taxotere is replaced as the standard of care for first-line treatment of AIPC, the results, if any, of our ASCENT-2 clinical trial may be less meaningful and the FDA may require us to initiate additional clinical trials of DN-101 prior to any regulatory approval. Even if DN-101 were to receive regulatory approval and be commercialized, we would continue to be subject to the risk that safety or efficacy issues could arise with Taxotere or that Taxotere is replaced as the standard of care. This could result in DN-101 being removed from the market or being less commercially successful.

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

Our commercial success will depend on our ability to obtain patents and/or regulatory exclusivity and maintain adequate protection for our technologies and product candidates in the United States and other countries. As of June 30, 2006, we owned or had exclusive rights to 29 issued U.S. and foreign patents and 107 pending U.S. and foreign patent applications. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

We license the development and commercialization rights for each of our product candidates, and we expect to enter into similar licenses in the future. For instance, we licensed exclusive worldwide rights from OHSU and the University of Pittsburgh, pursuant to two separate license agreements, that enable us to use and administer calcitriol, the active ingredient in DN-101, in the treatment of cancer. We licensed exclusive rights in the United States, Canada and Mexico to AQ4N from KuDOS Pharmaceuticals Limited, which was recently acquired by AstraZeneca. We licensed exclusive rights in the United States and Canada to vinorelbine oral from Pierre Fabre. Under these licenses we are subject to commercialization and development, sublicensing, royalty and milestone payments, insurance and other obligations. If we fail to comply with any of these obligations or otherwise breach these license agreements, our licensing partners may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusivity rights provided therein could harm our financial condition and operating results, including by resulting in the termination or delay of, or a reduction in the scope of our development efforts with respect to, any of our current or future product candidates, or by resulting in increased competition with respect to any of our current or future product candidates. In addition, to the extent that we receive benefits from collaborative provisions under any of our license agreements, we may lose those benefits, which could result in significant increases to our product development expenditures, and the need to hire additional employees or otherwise develop expertise for which we have not budgeted.

If conflicts of interest arise between our licensing partners and us, any of them may act in their self-interest, which may be adverse to our interests.

We license the development and commercialization rights for each of our product candidates, and we expect to enter into similar licenses in the future. If a conflict of interest arises between us and one or more of our licensing partners, they may act in their own self-interest and not in our interest or in the interest of our stockholders. For example, even after establishing licensing agreements, our licensors may seek to renegotiate or terminate their relationships with us for a variety of reasons, including unsatisfactory clinical results or timing, a change in business strategy on either our or their part or for other reasons. If one or more of our licensing partners were to breach their licensing agreement with us, or seek to renegotiate such agreement, the business attention and focus of our management team would be diverted and the development and commercialization of our product candidates may be delayed or terminated.

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

Prior to our initial public offering of common stock, there was no public market for our common stock. An active and liquid trading market for our common stock may not develop or be sustained following our initial public offering. The price of our common stock may be highly volatile as a result of changes in our operating performance or prospects. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	results from, and any delays in, our clinical trial programs, including our current and planned clinical and registration trials for DN-101, vinorelbine oral and AQ4N;

•	announcements of FDA non-approval of our product candidates, including DN-101, vinorelbine oral and AQ4N, or delays in FDA or other non-U.S. regulatory agency review processes;

•	FDA or other U.S. or non-U.S. regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our product candidates or future drugs;

•	failure or discontinuation of any of our research or clinical trial programs;

•	delays in the commercialization of our future product candidates;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in our quarterly operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our product candidates or future product candidates;

•	market acceptance of our future product candidates;

•	deviations in our operating results from the estimates of analysts;

•	coverage and reimbursement policies of government and other third-party payors;

•	sales of our common stock by our officers, directors or significant stockholders;

•	developments relating to our licensing and collaboration agreements; and

•	additions or departures of key personnel.

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

As of the consummation of our initial public offering on May 15, 2006, we believe that our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned approximately 75% of our outstanding common stock. Accordingly, these stockholders, acting as a group, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

We have issued and sold the following unregistered securities during the three months ended June 30, 2006. The following share numbers have been adjusted to reflect the 1-for-3.5 reverse stock split of our common stock and the conversion of our preferred stock into common stock, both of which were effected prior to the completion of our initial public offering of 6,250,000 shares of our common stock in May 2006.

We issued an aggregate of 18,693 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of $30,514 upon the exercise of stock options and stock awards. The weighted average exercise price of such options and awards was $1.63.

We claimed exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) for the sales and issuances of securities in the transactions described above under Section 4(2) of the Securities Act in that such sales and issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

(b) Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (Reg. No. 333-131741) which was declared effective by the Securities and Exchange Commission on May 9, 2006. We issued 6,250,000 shares on May 15, 2006 for gross proceeds of $40,625,000. We paid the underwriters a commission of approximately $2,843,750 and incurred additional offering expenses of approximately $2,505,364. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $35,275,886. The managing underwriters of our initial public offering were Bear, Stearns & Co., Inc. and Cowen and Company, LLC. On June 9, 2006 we issued an additional 657,500 shares of our common stock to the underwriters in connection with the exercise of their over-allotment option for gross proceeds of approximately $4,273,750. After deducting the underwriters’ commission, we received net proceeds of approximately $3,974,587.

No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The net proceeds from our initial public offering have been invested into short-term investment grade securities and money market accounts. We have begun, and intend to continue to use, our net proceeds from our initial public offering to fund clinical development of our product candidates, DN-101, vinorelbine oral and AQ4N. We intend to use the remaining net proceeds from our initial public offering, if any, to, among other things, fund pre-launch marketing preparations for our product candidates, to identify new product candidates which we may in-license and for general corporate purposes and working capital.

(c) Repurchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

The following share numbers have been adjusted to reflect the 1-for-3.5 reverse stock split of our common stock and the conversion of our preferred stock into common stock, both of which were effected prior to the completion of our initial public offering of 6,250,000 shares of our common stock in May 2006.

On April 5, 2006, we solicited the written consent of our preferred stockholders to consent to the election of John Walker to the Board of Directors. By written consent, stockholders holding 12,228,922 shares of preferred stock, or approximately 86% of the outstanding shares of preferred stock on an as-if-converted to common basis as of April 5, 2006, the date of the written consent, approved such action. Following the election of Mr. Walker, the Board of Directors consisted of Bradford S. Goodwin, Eckard Weber, M.D., James C. Blair, Ph.D., Daniel M. Bradbury, James I. Healy, M.D., Ph.D., Jay Moorin, Camille D. Samuels, Michael G. Raab, Lowell E. Sears and Mr. Walker.

On April 28, 2006, we solicited the written consent of our stockholders to (i) approve an amendment to our Restated Certificate of Incorporation to effect a 1 for 3.5 reverse stock split (ii) approve our Amended and Restated Certificate of Incorporation, (iii) approve our 2006 Incentive Award Plan and (iv) approve the form of indemnification agreement to be entered into with our directors and executive officers. By written consent, stockholders holding 15,185,316 shares of common stock and preferred stock, approximately 93% of the outstanding shares of common stock and preferred stock on an as-if-converted to common basis as of April 28, 2006, the date of the written consent, approved such actions.

On May 9, 2006, we solicited the written consent of our preferred stockholders to consent to the automatic conversion of all outstanding shares of our preferred stock into shares of our common stock. By written consent, stockholders holding 14,047,458 shares of preferred stock, approximately 86% of the outstanding shares of preferred stock on an as-if-converted to common basis as of May 9, 2006, the date of the written consent, approved such action.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

(a)    Exhibits:

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of August 2006.

Novacea, Inc.

/S/ EDWARD C. ALBINI
Edward C. Albini Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)