Form 10-Q
period 2006-09-30
NOVACEA INC
filed 2006-11-13
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐                No  ☒

As of November 10, 2006, 23,175,823 shares of our Common Stock, $.001 par value, were outstanding.

Novacea, Inc.

(a development stage company)

Index to Condensed Financial Statements

			Page
Part I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)

		Condensed Balance Sheets as of December 31, 2005 and September 30, 2006	3

		Condensed Statements of Operations for the three and nine months ended September 30, 2005 and 2006 and for the period from February 27, 2001 (Inception) to September 30, 2006	4

		Condensed Statements of Cash Flows for the nine months ended September 30, 2005 and 2006 and for the period from February 27, 2001 (Inception) to September 30, 2006	5

		Notes to Condensed Financial Statements for the periods ended September 30, 2006	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

	Item 4.	Controls and Procedures	25

Part II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	26

	Item 1A.	Risk Factors	26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

	Item 3.	Defaults Upon Senior Securities	48

	Item 4.	Submission of Matters to a Vote of Security Holders	48

	Item 5.	Other Information	48

	Item 6.	Exhibits	48

Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

Novacea, Inc.

(a development stage company)

Condensed Balance Sheets

(in thousands)

	December 31, 2005	September 30, 2006
	(See Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,039	$37,780
Marketable securities	14,483	33,218
Interest receivable	243	495
Prepaid and other current assets	964	974

Total current assets	51,729	72,467
Property and equipment, net	255	179
Other assets	280	211

Total assets	$52,264	$72,857

Liabilities, convertible preferred stock and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$2,585	$2,113
Accrued compensation	1,440	1,339
Other accrued liabilities	144	2,232
Liability for early exercise of stock options	513	432

Total current liabilities	4,682	6,116
Commitments
Convertible preferred stock	108,024	—
Stockholders’ equity (net capital deficiency):
Common stock	1	23
Additional paid-in capital	3,506	151,754
Deferred stock-based employee compensation	(2,162)	(1,487)
Accumulated other comprehensive income (loss)	(38)	12
Deficit accumulated during the development stage	(61,749)	(83,561)

Total stockholders’ equity (net capital deficiency)	(60,442)	66,741

Total liabilities, convertible preferred stock and stockholders’ equity (net capital deficiency)	$52,264	$72,857

See accompanying notes.

Novacea, Inc.

(a development stage company)

Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from February 27, 2001 (Inception) to September 30, 2006
	2005	2006	2005	2006
Grant revenue	$—	$—	$—	$371	$3,248
Operating expenses:
Research and development*	7,138	4,742	13,087	16,838	65,345
General and administrative*	1,535	3,175	4,567	7,552	26,381

Total operating expenses	8,673	7,917	17,654	24,390	91,726

Loss from operations	(8,673)	(7,917)	(17,654)	(24,019)	(88,478)
Interest and other income	260	977	770	2,207	4,922
Interest expense	—	—	—	—	(4)

Net loss	$(8,413)	$(6,940)	$(16,884)	$(21,812)	$(83,560)

Net loss per common share, basic and diluted	$(5.77)	$(0.30)	$(12.98)	$(1.75)

Shares used in computing basic and diluted net loss per common share	1,459	22,903	1,301	12,432

*Includes stock-based employee compensation as follows:
Research and development	$48	$104	$50	$299	$437
General and administrative	51	279	51	627	891

	$99	$383	$101	$926	$1,328

See accompanying notes.

Novacea, Inc.

(a development stage company)

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,		Period from February 27, 2001 (Inception) to September 30, 2006
	2005	2006
Operating activities
Net loss	$(16,884)	$(21,812)	$(83,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84	99	396
Amortization of deferred stock-based employee compensation for employee stock options granted prior to January 1, 2006	101	441	843
Amortization of deferred stock-based employee compensation for employee stock options granted on or subsequent to January 1, 2006	—	485	485
Non-cash stock compensation	49	53	288
Non-cash expense related to the purchase of certain licensed technology	—	—	120
Changes in operating assets and liabilities:
Prepaid and other current assets	136	(262)	(1,469)
Other assets	(5)	66	(223)
Accounts payable and accrued liabilities	1,148	1,515	5,684

Net cash used in operating activities	(15,371)	(19,415)	(77,436)

Investing activities
Purchases of property and equipment	(61)	(18)	(563)
Purchase of certain licensed patent rights	—	—	(100)
Purchases of short-term investments	(14,381)	(55,461)	(205,061)
Maturities of short-term investments	35,126	36,775	171,953

Net cash provided by (used in) investing activities	20,684	(18,704)	(33,771)

Financing activities
Net proceeds from issuances of convertible preferred stock	—	306	108,330
Proceeds from issuances of common stock, net of repurchases	447	39,554	40,657

Net cash provided by financing activities	447	39,860	148,987

Net increase in cash and cash equivalents	5,760	1,741	37,780
Cash and cash equivalents at beginning of period	8,194	36,039	—

Cash and cash equivalents at end of period	$13,954	$37,780	$37,780

Supplemental schedule of non-cash investing and financing activities
Common stock issued for technology licenses and patent rights	$—	$—	$9

Deferred stock-based employee compensation	$2,273	$—	$2,564

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$4

See accompanying notes.

Novacea, Inc.

(a development stage company)

Notes to Condensed Financial Statements

1. Organization and Summary of Significant Accounting Policies

Novacea, Inc. (the “Company”) is a biopharmaceutical company focused on in-licensing, developing and commercializing novel therapies for the treatment of patients with cancer. The Company was founded in February 2001 and is incorporated in the State of Delaware. The Company’s product portfolio features two clinical-stage oncology product candidates, Asentar™, which is the brand name for DN-101 (with worldwide rights), and AQ4N (with rights in the United States, Canada and Mexico), each of which is a potential treatment for certain types of cancer. During the fourth quarter of 2006, the Company exercised its right to terminate each of its agreements relating to its previous product candidate, vinorelbine oral, and return to its licensor the vinorelbine oral product rights in the United States and Canada. The Company has been primarily involved in performing research and development activities, hiring personnel, licensing new products, and raising capital to support and expand these activities since incorporation. Accordingly, the Company is considered to be in the development stage.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006 or for any other interim period or any other future year.

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

Certain prior period amounts have been reclassified to conform to the current presentation, including categorization of stock-based employee compensation expenses in the condensed statements of operations under research and development and general and administrative expenses. The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements prepared in conformity with U.S. generally accepted accounting principles.

Reverse Stock Split

In March 2006, the Company’s board of directors approved a 1-for-3.5 reverse stock split of the Company’s common and convertible preferred stock, which was approved by the Company’s stockholders in April 2006. Such reverse stock split was effected on May 3, 2006. All share and per share amounts contained in the accompanying unaudited financial statements were retroactively adjusted to reflect the reverse stock split.

Initial Public Offering

On May 15, 2006, the Company completed its initial public offering, or IPO, of 6,250,000 shares of its common stock at the public offering price of $6.50 per share for gross proceeds of approximately $40.6 million. On June 9, 2006, the underwriters of the Company’s initial public offering purchased an additional 657,500 shares of the Company’s common stock pursuant to their over-allotment option at the public offering price of $6.50 per share for gross proceeds of approximately $4.3 million. Net proceeds from the initial public offering and the subsequent exercise of the underwriters’ over-allotment option to purchase additional shares of the

Company’s common stock were approximately $39.3 million, after deducting underwriting discounts and commissions and other offering expenses. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 14,239,571 shares of common stock.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gain (loss) on available-for-sale securities. Total comprehensive loss for the three months and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net loss	$(8,413)	$(6,940)	$(16,884)	$(21,812)
Change in unrealized gain (loss) on available-for-sale securities	20	32	66	50

Comprehensive loss	$(8,393)	$(6,908)	$(16,818)	$(21,762)

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common securities, including options, common stock subject to repurchase, warrants and convertible preferred stock.

Pro forma basic and diluted net loss per common share have been computed to give effect to the Company’s shares of convertible preferred stock that converted to common stock upon the closing of the Company’s initial public offering in May 2006 (using the as-converted method), from the date of issuance, as if the conversion occurred at the beginning of 2005, or date of issuance, if later.

The following table presents the calculation of historical and pro forma basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Historical:
Net loss	$(8,413)	$(6,940)	$(16,884)	$(21,812)

Weighted-average number of common shares outstanding	1,661	23,175	1,434	12,698
Less: Weighted-average common shares subject to repurchase	(202)	(272)	(133)	(265)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	1,459	22,903	1,301	12,433

Basic and diluted net loss per common share	$(5.77)	$(0.30)	$(12.98)	$(1.75)

Pro forma:
Basic and diluted weighted-average shares used above	1,459	22,903	1,301	12,433
Pro forma adjustments to reflect assumed weighted-average effect of the conversion of convertible preferred stock, prior to the completion of the Company’s IPO in May 2006	11,333	—	11,333	6,988

Weighted-average shares used in computing pro forma basic and diluted net loss per common share	12,792	22,903	12,634	19,421

Pro forma net loss per common share, basic and diluted	$(0.66)	$(0.30)	$(1.34)	$(1.12)

The following outstanding options, common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Options to purchase common stock	1,890	2,101	1,890	2,101
Common stock subject to repurchase (weighted average basis)	202	272	133	265
Convertible preferred stock (as converted basis, until completion of the Company’s IPO in May 2006)	11,333	—	11,333	14,238

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

On January 1, 2006, the Company adopted SFAS No. 123R using the prospective transition method, as required by the statement. Under the prospective transition method, beginning January 1, 2006, employee stock-based compensation cost recognized includes: (a) compensation cost for all stock-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value of those awards in accordance with the provisions of APB No. 25, and (b) compensation cost for all stock-based payment awards granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net losses for both the three months and nine months ended September 30, 2006, were $253,000 and $485,000 higher, respectively, than if the Company had continued to account for employee stock-based compensation under APB No. 25. Basic and diluted net loss per share for the three months and nine months ended September 30, 2006 are $0.01 and $0.04 higher, respectively, than if the Company had continued to account for employee stock-based compensation under APB No. 25.

The components of the stock-based employee compensation recognized in the Company’s condensed statements of operations for the three months and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	General and Administrative	Research and Development	Total
Three months ended September 30, 2006
Employee stock options granted prior to January 1, 2006	$51	$79	$130
Employee stock options granted on or subsequent to January 1, 2006	228	25	253

	$279	$104	$383

Nine months ended September 30, 2006
Employee stock options granted prior to January 1, 2006	$182	$259	$441
Employee stock options granted on or subsequent to January 1, 2006	445	40	485

	$627	$299	$926

Three months ended September 30, 2005
Employee stock options granted prior to January 1, 2006	$51	$48	$99

	$51	$48	$99

Nine months ended September 30, 2005
Employee stock options granted prior to January 1, 2006	$51	$50	$101

	$51	$50	$101

Employee Stock-Based Awards Granted Prior to January 1, 2006

Compensation costs for employee stock options granted prior to January 1, 2006, the date the Company adopted SFAS No. 123R, were accounted for using the intrinsic-value method of accounting as prescribed by APB No. 25, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB No. 25, compensation expense for employee stock options is based on the excess, if any, of the fair value of the Company’s common stock over the option exercise price on the measurement date, which is typically the date of grant.

The Company determined in 2005 that, for accounting purposes, the estimated fair value of the Company’s common stock was greater than the exercise price for certain options granted to employees during 2005. The Company recorded deferred stock-based employee compensation of $2.6 million for these options as a component of stockholders’ equity, which will be amortized as a non-cash expense, as adjusted by unvested options cancelled as a result of employee terminations, over the vesting period of the applicable option, which is generally four years, on a straight line basis. As such, for the three months and nine months ended September 30, 2006, the Company recorded amortization of the $130,000 and $441,000, respectively, in deferred stock-based employee compensation. During the three months and nine months ended September 30, 2006, the Company reversed $56,000 and $229,000, respectively, of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations. The expected future amortization expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

Remainder of 2006	$129
2007	514
2008	514
2009	330

$1,487

Employee Stock-Based Awards Granted On or Subsequent to January 1, 2006

Compensation cost for employee stock-based awards granted on or after January 1, 2006, the date the Company adopted SFAS No. 123R, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and will be recognized over the vesting period of the applicable award on a straight-line basis. During the three months and nine months ended September 30, 2006, the Company issued employee stock-based awards in the form of stock options. The weighted average estimated fair value of the employee stock options granted was $4.21 and $4.37 for the three months and nine months ended September 30, 2006, respectively.

The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock Option Plans
Weighted-average expected term	6.1 years	6.1 years
Expected volatility	72%	72%
Risk-free interest rate	4.77%	4.77%
Dividend yield	0%	0%

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

As of September 30, 2006, there was $2,218,451 of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted average period of 2.1 years.

Non-employee Stock Option Awards

Stock-based compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods, or Services, and related Interpretations, using a fair value approach, and the compensation costs of such arrangements are subject to re-measurement over their vesting terms, as earned.

From February 27, 2001 (Inception) to September 30, 2006, the Company has granted options to non-employees to purchase 153,693 shares of common stock at exercise prices ranging from $0.53 to $6.50 per share. During the three months and nine months ended September 30, 2006, the Company granted new non-employee options to purchase 0 and 6,856 shares of common stock, respectively. The Company re-measured the non-employee options vested during the three months and nine months ended September 30, 2006 using the Black-Scholes valuation model, using a volatility rate of 72% and 72%, respectively, an expected life representing the remaining contractual life, which ranges from 1 to 10 years, an expected dividend yield of 0% and a weighted average risk-free interest rate of 4.77% and 4.88%, respectively.

For the three months and nine months ended September 30, 2006 and the period from February 27, 2001 (Inception) to September 30, 2006, compensation expense related to non-employee stock option awards was $11,000, $53,000 and $240,000, respectively. For the three months and nine months ended September 30, 2005, compensation expense related to non-employee stock option awards was $22,000 and $49,000, respectively.

At September 30, 2006, a total of 2,897,555 shares of common stock had been authorized for issuance under the 2006 Incentive Award Plan. At December 31, 2005, a total of 3,142,855 shares of common stock had been authorized for issuance under the Amended 2001 Stock Option Plan. The 2006 Incentive Award Plan is the successor equity incentive program to the Amended 2001 Stock Option Plan. The 2006 Incentive Award Plan became effective upon the completion of the Company’s initial public offering, at which time options could no longer be granted under the Amended 2001 Stock Option Plan,

The following table summarizes option activity under the Amended 2001 Stock Option Plan, including stock options granted to non-employees, and related information:

	Shares Available for Grant	Options Outstanding	Weighted- Average Exercise Price per Share
	(in thousands, except per share amounts)
Balance at December 31, 2004	429	1,775	$1.12
Additional shares authorized	500	—
Options granted	(767)	767	2.27
Options exercised	—	(614)	1.30
Shares repurchased	—	(2)	1.05
Options canceled	165	(165)	1.15

Balance at December 31, 2005	327	1,761	1.56
Additional shares authorized	—	—
Options granted	—	—	—
Options exercised	—	(163)	2.08
Shares repurchased	—	—	—
Options canceled	71	(130)	1.78
Options transferred to 2006 Incentive Award Plan	(398)	—

Balance at September 30, 2006	—	1,468	$1.48

The following table summarizes option activity under the 2006 Incentive Award Plan, including stock options granted to non-employees, and related information:

	Shares Available for Grant	Options Outstanding	Weighted- Average Exercise Price per Share
	(in thousands, except per share amounts)
Balance at December 31, 2005	—	—	$—
Shares authorized	2,500	—
Options transferred from Amended 2001 Stock Option Plan	398	—
Options granted	(656)	656	6.43
Options exercised	—	—	—
Shares repurchased	—	—	—
Options canceled	23	(23)	6.50
Options canceled and transferred from Amended 2001 Stock Option Plan	59	—	—

Balance at September 30, 2006	2,324	633	$6.42

At September 30, 2006, all of the outstanding options to purchase shares of common stock of the Company were exercisable. These options are summarized in the following table:

Exercise Price per Share	Number of Options Outstanding	Number of Options Vested	Weighted- Average Remaining Contractual Life
	(in thousands)		(in years)
$0.53	126	446	5.27
$0.63	16	34	5.66
$1.05	274	571	6.61
$1.30	751	631	7.47
$1.58	48	17	8.61
$1.93	171	123	8.94
$5.25	82	71	9.17
$6.50	557	68	9.66
$6.21	76	—	9.96

	2,101	1,961

Options granted under the Amended 2001 Stock Option Plan may be exercised prior to vesting, with the underlying shares subject to the Company’s right of repurchase, which lapses over the vesting term. At September 30, 2006 and December 31, 2005, there were 272,010 and 369,537 shares, respectively, of common stock issued pursuant to early exercises that are subject to the Company’s right of repurchase at prices ranging from of $0.53 to $5.25 per share.

In accordance with EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB No. 25, and FIN No. 44, the shares purchased by the employees pursuant to the early exercise of stock options are not deemed to be issued until those shares vest. The EITF reached consensus that these guidelines should be applied to stock option awards granted or modified after March 21, 2002. Therefore, cash received in exchange for exercised and unvested shares related to stock options granted after that date is recorded as a liability for early exercise of stock options on the accompanying balance sheets, and will be transferred into common stock and additional paid-in capital as the shares vest. In addition to the options outstanding as reflected in the above tables, at September 30, 2006 and December 31, 2005, there were 272,010 and 369,537 shares of common stock subject to repurchase under option grants made after March 21, 2002, for which the Company recorded $432,000 and $513,000, respectively, as liabilities. Such shares will be reflected as shares outstanding when the shares vest.

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

Stock Option Plans

2006 Incentive Award Plan

In March 2006, the Company’s board of directors adopted the 2006 Incentive Award Plan (the”2006 Plan”), which was approved by the Company’s stockholders in April 2006. The 2006 Plan is intended to serve as the successor equity incentive program to the Amended 2001 Stock Option Plan (the “2001 Plan”). The 2006 Plan became effective upon the completion of the Company’s initial public offering, at which time options could no longer be granted under the 2001 Plan, and the 2006 Plan will terminate on the earlier of (i) ten years after its approval by the Company’s stockholders or (ii) when the Company’s compensation committee, with the approval of the Company’s board of directors, terminates the 2006 Plan. The 2006 Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock, performance share awards, performance stock units, dividend equivalents, restricted stock units, stock payments, deferred stock, performance-based awards and stock appreciation rights. A total of 2,500,000 shares of common stock have been authorized for issuance pursuant to the 2006 Plan, plus the number of shares of our common stock available for issuance under the 2001 Plan that are not subject to outstanding options, as of the effective date of the 2006 Plan. In addition, the number of shares of common stock reserved for issuance under the 2006 Plan will increase automatically on the first day of each fiscal year, beginning in 2007, by a number of shares equal to the least of: (i) 4.5% of shares of the Company’s common stock outstanding on a fully diluted basis on such date; (ii) 2,000,000 shares; or (iii) a smaller number determined by the Company’s board of directors.

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

4. Cash, Cash Equivalents and Marketable Securities

The following is a summary of the fair value of cash and available-for-sale securities at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$(114)	$—	$—	$(114)
Government and municipal obligations	910	—	—	910
Corporate debt securities	32,296	13	(1)	32,308
Money market funds	37,894	—	—	37,894

Total	$70,986	$13	$(1)	$70,998

Reported as:
Cash and cash equivalents	$37,780	$—	$—	$37,780
Marketable securities	33,206	13	(1)	33,218

Total	$70,986	$13	$(1)	$70,998

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$352	$—	$—	$352
Government and municipal obligations	930	—	—	930
Corporate debt securities	13,591	—	(38)	13,553
Money market funds	35,687	—	—	35,687

Total	$50,560	$—	$(38)	$50,522

Reported as:
Cash and cash equivalents	$36,039	$—	$—	$36,039
Marketable securities	14,521	—	(38)	14,483

Total	$50,560	$—	$(38)	$50,522

At September 30, 2006, approximately $71.0 million of available-for-sale securities matures within one year of the balance sheet date. The average maturity of available-for-sale securities was approximately 1.3 months.

5. License and Collaboration Agreements

Aventis Pharmaceuticals, Inc.

In each of August 2002 and 2003, the Company entered into agreements with Aventis Pharmaceuticals, Inc., or Aventis, under which Aventis agreed to provide grant revenue payments totaling up to $3.0 million and up to $0.4 million, respectively, to the Company. The grant revenues provide for partial reimbursement of approved costs incurred, as defined in the agreements, and are contingent upon the achievement of milestones regarding the progress of two clinical trials involving Asentar™ and Aventis’ Taxotere® oncology product. The Company is required to provide Aventis with a final report for both of the clinical trials upon their completion. Under the agreements, Aventis has no product rights to Asentar™. However, Aventis does have co-ownership rights to certain inventions that arose from the Company’s Phase 2/3 clinical trial involving the use of Asentar™ and Taxotere in the treatment of patients with androgen-independent prostate cancer.

The Company recorded revenue under the two agreements with Aventis of $0.0 million, $0.4 million and $3.2 million for the three months and nine months ended September 30, 2006 and for the period from February 27, 2001 (Inception) to September 30, 2006, respectively. The Company did not record revenue under the two agreements with Aventis during the three months and nine months ended September 30, 2005. From inception, the costs incurred under each of the Aventis agreements have exceeded the revenues recognized.

Oregon Health & Science University

In June 2001, the Company entered into an exclusive, worldwide license with Oregon Health & Science University, or OHSU, to utilize specific technology under patent rights and know-how related to the use of calcitriol and its analogs. In connection with entering into this license, the Company issued 228,571 shares of its common stock to OHSU. Because the technology licensed related to a patent application for a method of use utilized in research and development and there was no alternative future use for the technology, the Company recorded the fair value of the licensed technology as $120,000, based on the fair value of the shares issued, as research and development expense. As of September 30, 2006 and under the terms of the agreement, the Company may be obligated in the future to make certain milestone payments to OHSU of up to an aggregate of $0.5 million, which milestone payments are contingent upon the occurrence of certain clinical development and regulatory events related to Asentar™. Payments to OHSU that relate to pre-approval development milestones are recorded as research and development expense when incurred. The Company is obligated to pay to OHSU certain royalties on net sales of Asentar™, which royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell Asentar™. The Company has agreed to pay OHSU a certain percentage of any sub-license revenues that the Company receives. The Company has also agreed to reimburse OHSU for all reasonable fees and costs related to the preparation, filing, prosecution and maintenance of the patent rights underlying the agreement, and the Company has agreed to indemnify OHSU and certain of its affiliates against liability arising out of the exercise of patent rights under the agreement. Furthermore, in addition to customary termination provisions for breach or bankruptcy, OHSU may also terminate the license agreement if the Company does not proceed reasonably with the development and practical application of the products and processes covered under the license or does not keep the products and processes covered under the license reasonably available to the public after commencing commercial use.

University of Pittsburgh

In July 2002, the Company acquired an exclusive, worldwide license from the University of Pittsburgh of the Commonwealth System of Higher Education, or University of Pittsburgh, to utilize specific technology under certain patent rights and know-how related to the use of calcitriol, and its derivatives and analogs, with certain chemotherapies. In exchange for this license, the Company issued 14,285 shares of common stock and paid cash consideration of $100,000 to the University of Pittsburgh. The Company recorded the value of the issuance of the common stock as $9,000, based on the fair value of the shares on the date of issuance. The Company capitalized the licensed patent rights of $109,000, included in “Other assets” on the accompanying balance sheet, and is amortizing the asset over the estimated useful life of the patents, or approximately 15 years. The carrying value of the licensed patent rights was $82,000 at September 30, 2006, and the amortization for fiscal years ending December 31, 2006 through 2010 is expected to be $7,000 per year. In addition, the Company is obligated to issue an additional 14,285 shares of its common stock to the University of Pittsburgh upon the issuance of certain claims included in one of several U.S. patents that are subject to this license. Under the terms of the agreement, the Company is obligated to pay the University of Pittsburgh certain royalties on net sales of Asentar™ when used in combination with certain chemotherapies. The royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell Asentar™. As of September 30, 2006 and under the terms of the agreement, the Company may be obligated through 2008 to make certain minimum royalty payments to the University of Pittsburgh of up to an aggregate of $0.4 million, which royalty payments are contingent upon continuation of the license agreement and are creditable against the Company’s royalty obligations that are actually due in any calendar year. This minimum royalty payment obligation began in July 2003. Minimum royalty payments to the University of Pittsburgh in advance of Asentar™ marketing approval are recorded as research and development expense when incurred. The Company has agreed to pay the University of Pittsburgh a certain percentage of any sub-license revenues that the Company receives. The Company has also agreed to reimburse the University of Pittsburgh for all reasonable fees and costs related to the filing prosecution and maintenance of the patent rights underlying the agreement.

KuDOS Pharmaceuticals Limited

In December 2003, the Company entered into a license agreement with KuDOS Pharmaceuticals Limited, or KuDOS, which was recently acquired by AstraZeneca PLC. Under this license agreement, the Company obtained exclusive, royalty-bearing licenses to certain KuDOS patents and know-how acquired or to be acquired by KuDOS from a third party to the Company’s AQ4N product candidate for all human therapeutic, prophylactic and diagnostic uses in the United States, Canada and Mexico. The Company also received a sub-license to certain patents relating to AQ4N from a third party licensor to KuDOS. Upon signing the agreement in December 2003, the Company paid KuDOS an up-front fee of $1.0 million, which was recorded as research and development expense in the period because the licensed technology was incomplete and had no alternative future use. As of September 30, 2006 and under the terms of the agreement, the Company may be obligated in the future to make certain milestone payments to KuDOS of up to an aggregate of $5.0 million, which milestone payments are contingent upon the occurrence of certain clinical development and regulatory events related to AQ4N. Payments to KuDOS that relate to pre-approval development milestones are recorded as research and development expense when incurred. In addition to the foregoing payments, the Company is obligated to pay to KuDOS certain annual royalties on net sales of AQ4N, which royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses to third parties in order to manufacture, use or sell AQ4N in the United States, Canada and Mexico. The Company has agreed to pay KuDOS a certain percentage of any sub-license revenues that may be received by the Company. Generally, the Company and KuDOS will each bear their separate costs of development and commercialization, although certain manufacturing process development costs will be shared equally by KuDOS and the Company. Furthermore, in addition to customary termination provisions, including for breach and bankruptcy, KuDOS may terminate the license agreement if the Company directly or indirectly opposes or assists any third party in opposing KuDOS’ patents in the United States, Canada or Mexico.

Pierre Fabre Medicament

In July 2005, the Company acquired from Pierre Fabre Medicament, or Pierre Fabre, an exclusive royalty-bearing license under certain patents and know-how to vinorelbine formulated in a soft gelatin capsule, or vinorelbine oral, for all human therapeutic, prophylactic and diagnostic uses in the United States and Canada in the field of cancer. The Company also acquired Pierre Fabre’s rights to a third party’s formulation and manufacturing patents in the United States and Canada. The Company granted Pierre Fabre an exclusive, fully paid-up and royalty-free license to improvements to vinorelbine oral outside of the United States and Canada, including a license to improvements made by the Company to vinorelbine oral. Under a supply agreement with Pierre Fabre entered into at the same time, the Company is obligated to purchase from Pierre Fabre its total requirements of placebo and vinorelbine oral to be used in its clinical trials and of the vinorelbine oral commercial products in the United States and Canada. The Company is obligated to market vinorelbine oral under a Pierre Fabre trademark pursuant to a trademark agreement with Pierre Fabre. Pursuant to the Company’s trademark license agreement with Pierre Fabre, the Company is required to make certain royalty payments based on net sales of vinorelbine oral, which rate may be reduced in the event of the presence of a generic version of vinorelbine oral or a Competing Product, as defined in the trademark agreement. Under the terms of the agreements, the Company made an upfront license payment of $2.0 million to Pierre Fabre upon signing the agreements in July 2005, which was recorded as research and development expense in the period because vinorelbine oral is a development stage product in the licensed territory. Additionally, the Company has made or is obligated to make certain milestone payments to Pierre Fabre, which are contingent upon the occurrence of certain clinical development and regulatory events related to vinorelbine oral. Payments to Pierre Fabre that relate to pre-approval development milestones are recorded as research and development expense when incurred. The Company is also obligated to make additional payments to Pierre Fabre in the event that annual sales of vinorelbine oral exceed certain revenue benchmarks. As of September 30, 2006 and under the terms of the agreement, the Company may be obligated in the future to make payments of up to an aggregate of $10.0 million related to the milestone payments and the additional payments based on annual sales of vinorelbine oral described above. These aggregate payment obligations are contingent, with respect to milestone payments, upon the occurrence of certain clinical development and regulatory events related to vinorelbine oral, and, with respect to the additional payments, on annual sales levels of vinorelbine oral, if any. In April 2006, the Company paid $1.0 million to Pierre Fabre related to a milestone that was achieved in March 2006.

During the fourth quarter of 2006, the Company exercised its right to terminate each of its agreements with Pierre Fabre relating to vinorelbine oral and return to Pierre Fabre the vinorelbine oral product rights, and certain other information and materials, licensed or otherwise provided to the Company under each of the terminated agreements. The Company provided written notice of its intent to terminate its agreements with Pierre Fabre on October 31, 2006 and, pursuant to the terms of such agreements, the termination will be effective sixty days after delivery of such notice, on December 30, 2006. As a result of the termination of its agreements with Pierre Fabre, the Company will not be obligated in the future to make the milestone and other payments to Pierre Fabre described above.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2006 and results of operations for the three months and nine months ended September 30, 2006 and 2005 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A. “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

Overview

We are a biopharmaceutical company focused on in-licensing, developing and commercializing novel therapies for the treatment of cancer. We currently have two clinical-stage oncology product candidates. Our lead product candidate, Asentar™, is in a Phase 3 clinical trial for the treatment of androgen-independent prostate cancer, or AIPC. In November 2006, we announced the initiation of our Phase 1b/2a clinical trial of our second product candidate, AQ4N, in combination with radiation and chemotherapy, for the treatment of glioblastoma multiforme. During the fourth quarter of 2006, we exercised our right to terminate our existing agreements related to our previous product candidate, vinorelbine oral, and return to the licensor all vinorelbine oral product rights in the United States and Canada.

We incorporated in February 2001 and continue to be a development stage company. We have devoted substantially all of our resources to the licensure and clinical development of our product candidates. We have generated only a limited amount of grant revenue, and we have not generated any revenue from the sale of our product candidates. Until we completed our initial public offering in May 2006, we funded our operations primarily through the private placement of equity securities. In our initial public offering, we sold 6,250,000 shares of our common stock at the public offering price of $6.50 per share for gross proceeds of approximately $40.6 million. In June 2006, the underwriters of our initial public offering purchased an additional 657,500 shares of our common stock at the public offering price of $6.50 per share pursuant to their over-allotment option, and we received gross proceeds of approximately $4.3 million. Net proceeds from the initial public offering and the subsequent exercise of the underwriters’ over-allotment option and purchase of additional shares of the Company’s common stock were approximately $39.3 million, after deducting underwriting discounts and commissions and other offering expenses. We have incurred net losses for the three months and nine months ended September 30, 2006 of $6.9 million and $21.8 million, respectively, and cumulative net losses of $83.6 million since our inception in 2001 through September 30, 2006. We expect our net losses to increase primarily due to our anticipated clinical trial activities. Clinical trials are costly, and as we continue to advance our product candidates through development, we expect our research and development expenses to increase significantly, especially as we continue our Phase 3 clinical trial of Asentar™ for the treatment of patients with AIPC. As compared to Phase 1 and Phase 2 clinical trials, Phase 3 clinical trials are typically more expensive as they involve a greater number of patients, are conducted at multiple sites and sometimes in several countries, are conducted over a longer period of time and require greater quantities of drug product. In addition, we plan to expand our infrastructure and facilities and hire additional personnel, including clinical development, administrative, sales and marketing personnel. We are unable to predict when, if ever, we will be able to commence the sale of, or generate any other type of revenue for, any of our product candidates.

Revenues

We have generated $3.2 million in grant revenues since our inception, including $0.0 and $0.4 million during the three months and nine months ended September 30, 2006, respectively, and do not expect to generate any revenues from the sale of our product candidates for at least several years.

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

From inception in 2001 through September 30, 2006, we have incurred an aggregate of $65.3 million of research and development expenses, including $4.7 million and $16.8 million of research and development expenses during the three months and nine months ended September 30, 2006, respectively. We expect that research and development expenses will increase significantly in the future as we progress our product candidates through the more expensive Phase 2 and Phase 3 clinical trials, start additional clinical trials, file for regulatory approvals, hire more employees and expand our infrastructure and facilities. Completion of clinical trials may take several years, although the length of any clinical trial varies substantially according to the nature and complexity of the particular product candidate that is the subject of such trial.

The following table provides a general estimated completion period for each phase of the clinical trials that we typically conduct:

Clinical Phase	Estimated Completion Period
Phase 1/2	0.5-2.0 Years
Phase 2	1.5-3.0 Years
Phase 3	3.0-5.0 Years

We initiated patient enrollment for our ASCENT-2 clinical trial of Asentar™ in the first quarter of 2006 and expect to receive data from this trial in approximately three years.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for our personnel in executive, business development, marketing, human resources, external communications, finance and other administrative functions, as well as consulting costs, including market research and business consulting. Other costs include professional fees for legal and accounting services. We anticipate that general and administrative expenses will increase significantly in the future as we continue to expand our operating activities and as a result of costs associated with being a public company. From inception through September 30, 2006, we have incurred an aggregate of $26.4 million of general and administrative expenses, including $3.2 million and $7.6 million of general and administrative expenses during the three months and nine months ended September 30, 2006, respectively.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Therefore, actual results could differ materially from those estimates under different assumptions or conditions.

We believe there have been no significant changes in our critical accounting policies as compared to those disclosed previously in our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 10, 2006, as amended, which was declared effective by the SEC on May 9, 2006, except with regard to stock-based compensation as described more fully below.

Share-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment — An Amendment of FASB Statements No. 123 and 95. We adopted SFAS No. 123R using the prospective transition method. Under the prospective transition method, beginning January 1, 2006, compensation cost recognized includes: (a) compensation cost for all stock-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and (b) compensation cost for all stock-based payment awards granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

See Note 1 to our Condensed Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding SFAS No. 123R.

Results of Operations

The following tables reflect period over period changes in selected line items from our statements of operations (in thousands, except percentages):

	Three Months ended September 30,
	2005	2006	Change Period Over Period
Grant Revenue	$—	$—	$—	—%
Research and Development Expenses	7,138	4,742	(2,396)	(34)
General and Administrative Expenses	1,535	3,175	1,640	107
Interest and Other Income, Net	260	977	717	275

	Nine Months ended September 30,
	2005	2006	Change Period Over Period
Grant Revenue	$—	$371	$371	—%
Research and Development Expenses	13,087	16,838	3,751	29
General and Administrative Expenses	4,567	7,552	2,985	65
Interest and Other Income, Net	770	2,207	1,437	187

Three Months and Nine Months ended September 30, 2006 and 2005

Grant Revenue

Grant revenue for the three months and nine months ended September 30, 2006 was $0.0 million and $0.4 million, respectively. We did not record any grant revenue under our two agreements with Aventis Pharmaceuticals, Inc. during the three months and nine months ended September 30, 2005. The increase in grant revenue from 2005 to 2006 was due to a development progress milestone achieved in 2006 under one of our two agreements with Aventis Pharmaceuticals, Inc. related to our Asentar™ clinical studies. Approximately $0.1 million remained available for grant under these agreements as of September 30, 2006.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(in thousands)
Research and development expenses
Asentar™	$1,858	$2,892	$4,726	$9,684
Vinorelbine oral	3,181	622	3,181	3,159
AQ4N	1,464	411	3,307	1,528
Other projects	587	713	1,823	2,168
Stock-based employee compensation	48	104	50	299

Total research and development expenses	$7,138	$4,742	$13,087	$16,838

Research and development expenses for the three months and nine months ended September 30, 2006 were $4.7 and $16.8 million, respectively, compared to $7.1 million and $13.1 million for the three months and nine months ended September 30, 2005, respectively. This represents a decrease in research and development expenses of $2.4 million between the three-month periods in 2005 and 2006 and an increase in research and development expenses of $3.7 million between the nine-month periods in 2005 and 2006.

Research and development expenses associated with Asentar™ were $2.9 million and $9.7 million for the three months and nine months ended September 30, 2006, respectively, compared to $1.9 million and $4.7 million for the three months and nine months ended September 30, 2005, respectively. The $1.0 million increase between the three-month periods in 2005 and 2006 and the $5.0 million increase between the nine-month periods in 2005 and 2006 were due primarily to initiation and patient enrollment expenses related to our ASCENT-2 Phase 3 clinical trial for Asentar™, which began in the first quarter of 2006.

Research and development expenses associated with vinorelbine oral were $0.6 million and $3.2 million for the three months and nine months ended September 30, 2006, respectively, which primarily reflects development activities on the product candidate and the expenses associated with our achievement of a development milestone in the first quarter of 2006. Research and development expenses associated with vinorelbine oral were $3.2 million for the three months and nine months ended September 30, 2005, respectively, which primarily reflects our acquisition of development and commercialization rights in July 2005 and the expense of a pre-approval development milestone for, and commencing development activities on, vinorelbine oral. The $2.6 million decrease between the three-month periods in 2005 and 2006 resulted primarily from the timing of the acquisition of our rights to vinorelbine oral and the expense of a pre-approval development milestone in 2005. During the fourth quarter of 2006, we exercised our right to terminate our existing agreements related to our previous product candidate, vinorelbine oral, and return to the licensor all vinorelbine oral product rights in the United States and Canada.

Research and development expenses associated with AQ4N were $0.4 million and $1.5 million for the three months and nine months ended September 30, 2006, respectively, compared to $1.5 million and $3.3 million for the three months and nine months ended September 30, 2005, respectively. The $1.1 million decrease between the three-month periods in 2005 and 2006 and the $1.8 million decrease between the nine-month periods in 2005 and 2006 resulted primarily from a wind down of clinical development activity and related expenditures on the Phase 1 portions of two prior AQ4N clinical trials, partially offset by the preparation costs associated with the commencement of our AQ4N Phase 1b/2a clinical trial in combination with radiation and chemotherapy, for the treatment of glioblastoma multiforme.

Other research and development expenses were approximately $0.7 million and $2.2 million for the three months and nine months ended September 30, 2006, respectively, compared to $0.6 million and $1.8 million for the three months and nine months ended September 30, 2005, respectively. The $0.1 million increase between the three-month periods in 2005 and 2006 and the $0.4 million increase between the nine-month periods in 2005 and 2006 resulted primarily from costs associated with higher internal, and related external, activities associated with advancing our general research and development efforts.

Stock-based employee compensation expense was $0.1 million and $0.3 million for the three months and nine months ended September 30, 2006, respectively, compared to $0.1 million and $0.1 million for the three months and nine months ended September 30, 2005, respectively.

We expect that research and development expenses will increase significantly in the future as we advance our product candidates through Phase 2 and Phase 3 clinical trials, start additional clinical trials, file for regulatory approvals, hire more employees and expand our infrastructure and facilities.

General and Administrative Expenses

General and administrative expenses for the three months and nine months ended September 30, 2006 were $3.2 million and $7.6 million, respectively, compared to $1.5 million and $4.6 million for the three months and nine months ended September 30, 2005, respectively. The $1.7 million increase between the three-month periods in 2005 and 2006 and the $3.0 million increase between the nine-month periods in 2005 and 2006 in general and administrative expenses was due primarily to higher spending on intellectual property, legal, marketing and consulting services and stock-based employee compensation expense.

We anticipate that general and administrative expenses will increase significantly in the future as we continue to expand our operating activities, continue to file and prosecute new and existing patents, and as a result of costs associated with being a public company, including costs associated with compliance with the Sarbanes-Oxley Act of 2002.

Interest and Other Income, Net

Interest and other income, net, for the three months and nine months ended September 30, 2006 was $1.0 million and $2.2 million, respectively, compared to $0.3 million and $0.8 million for the three months and nine months ended September 30, 2005, respectively. The increase between the 2005 and 2006 periods resulted from increased investment balances resulting from the availability of the net proceeds of our initial public offering completed in the second quarter of 2006 and higher investment yields.

Liquidity and Capital Resources

We have incurred net losses of $83.6 million since inception through September 30, 2006. We have generated a limited amount of revenue, and do not expect to generate revenue from product candidates for several years. Since inception, we have funded our operations primarily through the private placement of our preferred stock. We raised net proceeds of $12.1 million through the sale of our Series A convertible preferred stock in 2001 and 2002, $35.9 million through the sale of our Series B convertible preferred stock in 2002 and $34.9 million through the sale of our Series C convertible preferred stock in December 2003. We raised net proceeds of $25.1 million through an additional sale of our Series C convertible preferred stock in December 2005 and $0.3 million through an additional sale of our Series C convertible preferred stock in January 2006.

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

At September 30, 2006, we had cash, cash equivalents and marketable securities of $71.0 million as compared to $50.5 million at December 31, 2005. At September 30, 2006, our cash and cash equivalents were $37.8 million as compared to $36.0 million at December 31, 2005.

Net cash used in operating activities for the nine months ended September 30, 2006 and 2005 was $19.4 million and $15.4 million, respectively. For the nine months ended September 30, 2006, cash used in operations was attributable primarily to our net loss and an increase in prepaid and other current assets related primarily to a higher interest receivable balance, partially offset by an increase in accounts payable and accrued liabilities resulting principally from increased research and development activities and non-cash charges related to the amortization of deferred stock-based compensation. For the nine months ended September 30, 2005, cash used in operations was attributable primarily to our net loss, partially offset by an increase in accounts payable and accrued liabilities, a decrease in prepaid and other current assets, and non-cash charges related to the amortization of deferred stock-based compensation.

Net cash used in investing activities was $18.7 million for the nine months ended September 30, 2006 due primarily to purchases and maturities of short-term investments. Net cash provided by investing activities was $20.7 million for the nine months ended September 30, 2005 due primarily to net purchases and maturities of short-term investments, partially offset by purchases of equipment.

Net cash provided by financing activities for the nine months ended September 30, 2006 and 2005 was $39.9 million and $0.4 million, respectively. Net cash provided by financing activities in the 2006 period was primarily related to net proceeds from the sale of common stock in our initial public offering, the sale of convertible preferred stock and the issuance of our common stock upon the exercise of outstanding stock options. Net cash provided by financing activities in 2005 was primarily related to the proceeds from the issuance of our common stock upon the exercise of outstanding stock options.

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

We expect to incur losses from operations in the future. We expect to incur increasing research and development expenses, including expenses related to clinical trials and additional personnel. We expect that our general and administrative expenses will increase in the future as we expand our staff, add infrastructure and incur additional expenses related to being a public company, including directors’ and officers’ insurance, investor relations and increased professional fees, including costs associated with compliance with the Sarbanes-Oxley Act of 2002. We currently anticipate that our capital resources as of September 30, 2006 will be sufficient to enable us to maintain our currently planned operations through the end of the first quarter of 2008.

Off-Balance Sheet Arrangements

As of September 30, 2006, we had no off-balance sheet arrangements, as defined under Regulation S-K Item 303(a)(4).

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

Our investment policy restricts investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; fulfillment of liquidity needs; above-market returns versus industry averages; and fiduciary control of cash and investments. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our portfolio of cash equivalents, short-term marketable securities and restricted cash in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. As of September 30, 2006, all of our investments were in money market accounts, certificates of deposit or investment grade corporate debt obligations and U.S. government securities. Due to the short-term nature of these investments, a 10% movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of September 30, 2006.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We are not profitable and have incurred losses in each year since our inception in 2001. We have only generated a limited amount of grant revenue, and we have not generated any revenue from product sales. We do not anticipate that we will generate revenue from the sale of products for the foreseeable future. We have not yet submitted any products for approval by regulatory authorities and we do not currently have rights to any products that have been approved for marketing in our territory. We continue to incur research and development and general and administrative expenses related to our operations. Our net losses for the years ended December 31, 2003, 2004 and 2005 and for the three months and nine months ended September 30, 2006 were $12.8 million, $18.0 million, $23.8 million, $6.9 million and $21.8 million, respectively. As of September 30, 2006, we had an accumulated deficit of $83.6 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and prepare for and begin to commercialize any approved products. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are highly dependent on the success of our lead product candidate, Asentar™, and we cannot give any assurance that it will receive regulatory approval or be successfully commercialized.

Asentar™ is in a Phase 3 clinical trial for the treatment of androgen-independent prostate cancer, or AIPC. Our trial may not be successful, and Asentar™ may never receive regulatory approval or be successfully commercialized. Our clinical development program for Asentar™ may not receive regulatory approval either if we fail to demonstrate that it is safe and effective in clinical trials and consequently fail to obtain necessary approvals from the U.S. Food and Drug Administration, or FDA, or similar non-U.S. regulatory agencies, or if we have inadequate financial or other resources to advance Asentar™ through the clinical trial process. Even if Asentar™ receives regulatory approval, we may not be successful in marketing it for a number of reasons, including the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in our sales and marketing efforts. Any failure to obtain approval of Asentar™ and successfully commercialize it would have a material and adverse impact on our business.

We must complete our ASCENT-2 Phase 3 clinical trial to confirm the previously observed safety and efficacy trends of Asentar™.

We are continuing to enroll patients in our Phase 3 clinical trial of Asentar™, referred to as our ASCENT-2 clinical trial, with targeted enrollment of approximately 900 patients. Our ASCENT-2 clinical trial is designed based on observations about secondary endpoints from our completed Phase 2/3 clinical trial, referred to as our ASCENT clinical trial, which enrolled 250 patients. In addition, while our ASCENT clinical trial evaluated the weekly administration of Asentar™ in combination with weekly Taxotere® versus once weekly placebo in combination with weekly Taxotere, our ASCENT-2 clinical trial evaluates this Asentar™ and Taxotere regimen versus the currently approved regimen for Taxotere, which is dosed every three weeks in combination with prednisone. As a result of these differences and other factors, the data collected from our ASCENT-2 clinical trial may not demonstrate the levels of safety and efficacy observed in our earlier clinical trials, including our ASCENT clinical trial.

The primary endpoint for our ASCENT clinical trial of Asentar™ was a 50% reduction in Prostate Specific Antigen Response, or PSA Response, at nine months. Our ASCENT clinical trial was designed to detect an increase in the frequency of PSA Response from 45% of the patients in the placebo arm to 65% of the patients in the Asentar™ arm after nine months of treatment. Following this nine-month period, we conducted the primary efficacy analysis for our ASCENT clinical trial, which showed that PSA Response was achieved by 58% of the subjects in the Asentar™ arm compared to 49% in the placebo arm. The increase in PSA Response was not statistically significant and we did not satisfy the primary endpoint for the ASCENT clinical trial. Based on the fact that we did not achieve statistical significance with the primary endpoint, the FDA has indicated to us that it considers all secondary endpoints from our ASCENT clinical trial to be hypothesis generating. Consequently, we must complete our ASCENT-2 clinical trial to confirm the efficacy and safety trends in favor of the Asentar™ arm in comparison to the placebo arm that we observed in our ASCENT clinical trial. There can be no assurance that we will be successful in doing so.

The reduction of patient serious adverse events observed in our ASCENT clinical trial of Asentar™ may not be replicated in our ASCENT-2 clinical trial of Asentar™.

A reduction in the rates of several types of serious adverse events was observed in an exploratory analysis in patients who were enrolled in our ASCENT clinical trial of Asentar™. Our ASCENT clinical trial was conducted in 250 patients, while our ASCENT-2 clinical trial is expected to enroll 900 patients. Although we believe that the reduction in the occurrence of serious adverse events may be explained by currently understood biological mechanisms, the mechanisms by which Asentar™ works in the body are not yet fully understood. Due to the exploratory nature of these observations, uncertainties regarding the biological mechanism of Asentar™ and the larger patient size of our ASCENT-2 clinical trial or other factors, we may not observe, or we may observe a significant reduction in, the safety benefits observed in our ASCENT clinical trial.

We cannot guarantee that the FDA will not require us to conduct an additional Phase 3 clinical trial for Asentar™ in order to obtain approval, even if our ASCENT-2 clinical trial of Asentar™ is successful.

If the results of our ASCENT-2 clinical trial of Asentar™ are positive, we plan to file a new drug application, or NDA, for Asentar™ and seek FDA approval on the basis of this single clinical trial confirming the observations from our ASCENT clinical trial. Even if our ASCENT-2 Phase 3 clinical confirmatory trial is successfully completed, there can be no assurance that the FDA will accept an NDA on the basis of a single confirmatory Phase 3 clinical trial. For example, we may achieve statistical significance using our pre-specified multivariate Cox model regression analysis, but if our ASCENT-2 clinical trial does not also achieve statistical significance using the log rank analysis requested by the FDA, then the FDA may not accept the data from our ASCENT-2 clinical trial as a basis for regulatory approval of Asentar™ and we may be required to initiate a new clinical trial for Asentar™. Failure to obtain approval on the basis of a single trial would require us to complete additional and more extensive clinical trials, which would be costly and time consuming and delay potential FDA approval of Asentar™ for several more years. Moreover, the FDA may require that we conduct additional post-approval clinical studies as a condition of any approval.

While the FDA regards our ASCENT clinical trial of Asentar™ as completed, approximately 8% of the patients enrolled were still undergoing treatment when our last analysis was performed. Because our ASCENT clinical trial is double-blinded, we cannot assure you that these patients have not subsequently experienced safety or efficacy issues that might result in regulatory delays for Asentar™.

Although the patients in our ASCENT clinical trial of Asentar™ have been analyzed with a median time of follow-up of 18.3 months, as of the date of our last analysis approximately 8% of patients enrolled in our ASCENT clinical trial continued to undergo treatment with Taxotere and either placebo or Asentar™ on a blinded basis. We have not accessed or evaluated further data concerning these patients. Although the number of patients undergoing continuing treatment in our ASCENT clinical trial is small, these patients may have experienced clinically relevant safety or efficacy issues attributable to Asentar™ of which we are unaware. Any significant safety or efficacy issue that may have been experienced by these patients could entirely undermine our conclusions regarding our ASCENT clinical trial and negatively impact our ability to complete the ongoing ASCENT-2 clinical trial in a timely fashion, or at all.

Non-U.S. regulatory authorities may request that we update our analysis from our ASCENT clinical trial, and we cannot guarantee that the results of the analysis will be the same.

While the FDA regards our ASCENT clinical trial of Asentar™ as completed, non-U.S. regulatory authorities may request that we analyze the overall survival or other secondary endpoints at a later date than specified in our original clinical trial design. We cannot guarantee that the trends we observed with respect to secondary endpoints in our ASCENT clinical trial will be observed in any subsequent analyses, which may delay or prevent Asentar™ from achieving regulatory approval.

Failure to recruit and enroll patients for clinical trials may cause the development of our product candidates to be delayed.

We may encounter delays if we are unable to recruit and enroll enough patients to complete our ongoing and any future clinical trials. Currently, we are actively enrolling patients in two trials: our ASCENT-2 clinical trial of Asentar™ and our Phase 1b/2a clinical trial of AQ4N in glioblastoma multiforme (GBM). We anticipate that we will ultimately enroll 900 patients in the ASCENT-2 trial and approximately 60 patients in the AQ4N GBM trial. We may experience enrollment delays in either or both of these current trials, although any delays would not necessarily be significant or adversely impact our projected completion of the trials. Additionally, we cannot assure you that significant delays that would impact the projected completion of these trials will not occur in the future. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. For past clinical trials involving our product candidates, we have experienced delays in patient enrollment, and we may experience in the future delays in patient enrollment in our clinical trials. Any such delays in planned patient enrollment in the future for any of our product candidates may result in increased costs, which could harm our ability to develop products.

We have tested the efficacy of Asentar™ in combination with Taxotere in AIPC patients at a single dosing level. We do not currently know the minimum efficacious dose of Asentar™ or whether alternative formulations of calcitriol, the active ingredient in Asentar™, could be substituted.

Our ASCENT clinical trial tested a single dose of 45 micrograms once a week of Asentar™ in combination with Taxotere in AIPC patients. We selected this dose because it approximated the dose used by investigators at Oregon Health & Science University, or OHSU, in their small Phase 2 study of calcitriol, the active ingredient in Asentar™, in this patient population, from which favorable efficacy results were reported. We continue to use this dose in our development of Asentar™ based on the survival and safety benefits observed in the ASCENT clinical trial.

If a lower dose of calcitriol is demonstrated to be equally or more effective than Asentar™, it could be more feasible for physicians to prescribe commercially available formulations of calcitriol to AIPC patients as an alternative to Asentar™. While this may still infringe our issued and pending patents, we may be limited in our ability to prevent any such product substitution.

Our ASCENT-2 clinical trial of Asentar™ is designed to evaluate Asentar™ as part of a combination therapy with Taxotere. If safety or efficacy issues arise with Taxotere, we may experience significant regulatory delays and our ASCENT-2 clinical trial may need to be terminated or re-designed.

We are currently enrolling patients in our ASCENT-2 clinical trial to evaluate the use of Asentar™ in combination with Taxotere for the treatment of AIPC. Taxotere is the current standard of care for AIPC. We did not develop or obtain regulatory approval for, and we do not manufacture or sell, Taxotere. If safety or efficacy issues arise with Taxotere, we may experience significant regulatory delays and the FDA may require us to re-design or terminate our current ASCENT-2 clinical trial. If Taxotere is replaced as the standard of care for first-line treatment of AIPC, the results, if any, of our ASCENT-2 clinical trial may be less meaningful and the FDA may require us to initiate additional clinical trials of Asentar™ prior to any regulatory approval. Even if Asentar™ were to receive regulatory approval and be commercialized, we would continue to be subject to the risk that safety or efficacy issues could arise with Taxotere or that Taxotere is replaced as the standard of care. This could result in Asentar™ being removed from the market or being less commercially successful.

We do not hold and cannot license composition of matter patents covering the active ingredient in Asentar™, calcitriol, and our competitors may be able to develop cancer therapies that are similar to Asentar™ using calcitriol.

We do not hold and we cannot license patents covering the composition of matter of calcitriol, which is the active ingredient for our lead product candidate, Asentar™. Although we have, or have licensed, issued and pending patents related to the use of calcitriol with a novel and proprietary dosing regimen capable of administering calcitriol in high doses without inducing its common side effects, which we refer to as high-dose pulse administration technology, or HDPA, as well as patents and pending patents related to using calcitriol in combination with certain chemotherapy treatments, our competitors are free to conduct their own research and development with respect to calcitriol and they may develop similar cancer therapies that compete with Asentar™, which could harm our future operating results.

We cannot guarantee that lack of composition of matter protection for calcitriol will not adversely impact our proprietary position with respect to Asentar™, or that third parties will be found to infringe any of our issued patent claims, or that these patents will be found valid and enforceable. There can be no assurance that any of our patent applications will issue in any jurisdiction. Moreover, we cannot predict the breadth of claims that may be allowed or the actual enforceable scope of the Asentar™ patents that we hold. Furthermore, while our patent claims cover the treatment of hyperproliferative diseases, which are diseases characterized by abnormal proliferation of cells, by monotherapy with Asentar™, we cannot guarantee that our existing patent applications will provide protection for all monotherapeutic uses of Asentar™ that we may seek to pursue, and we may not be able to obtain patent protection for any such uses even if they prove commercially valuable.

There are currently clinical trials ongoing which seek to use other agents with Taxotere for the treatment of AIPC. If these clinical trials are completed prior to our current ASCENT-2 clinical trial, our ability to commercialize Asentar™ may suffer.

Other companies, such as Genentech, Inc., are seeking to commercialize other agents to add to the benefits of Taxotere in the first-line treatment of AIPC. For example, a major oncology cooperative group of investigators is currently conducting a three-year clinical trial studying the use of Genentech’s Avastin® in combination with Taxotere in the first-line treatment of AIPC patients. If this trial, or any similar trial, is completed prior to our current ASCENT-2 clinical trial, or if the results of this trial, or any similar trial, are superior to the results of our current ASCENT-2 clinical trial, it may cause a delay in the approval of Asentar™ or reduce the market opportunity for our product candidate.

Our ASCENT-2 clinical trial of Asentar™ is designed solely to evaluate Asentar™ as part of a combination therapy with Taxotere for the treatment of AIPC. We will be required to expend significant additional resources to develop and commercialize Asentar™ for any other indications with other chemotherapies or as a monotherapy.

We are primarily developing Asentar™ for use as a combination therapy with Taxotere for the treatment of AIPC. We also have a Phase 1/2 clinical trial, which began in August 2003 and for which we announced preliminary results in June 2006, designed to evaluate Asentar™ in combination with Taxotere for the treatment of non-small cell lung cancer, and there is an investigator sponsored trial studying Asentar™ in combination with mitoxantrone. Although additional trials are planned, we have no current plans to evaluate Asentar™ as part of another combination therapy for other cancer indications. Asentar™ may not demonstrate any clinical benefits for use in combination with other chemotherapies or in other indications. Moreover, it may be several years, if ever, before we are in a position to rigorously pursue Asentar™ for use in combination with other chemotherapies or in other cancer indications. We cannot change our development focus for Asentar™ without expending significant additional resources, and any such change in focus would cause significant delays in our ability to obtain regulatory approval for Asentar™, which would materially harm our business.

We have also evaluated potential monotherapeutic benefits for Asentar™. For example, we conducted a Phase 2 clinical trial of Asentar™ for use in the treatment of Myelodysplastic Syndrome, a group of stem cell disorders. We are not currently pursuing the development of Asentar™ for the treatment of Myelodysplastic Syndrome, and we do not have any present plans to conduct additional clinical trials of Asentar™ that will evaluate its potential monotherapeutic uses. We would need to expend significant resources to develop Asentar™ for monotherapeutic uses, and any such development would take a considerable amount of our time and may not prove successful.

Our drug development activities could be delayed or stopped.

We do not know whether our ASCENT-2 clinical trial of Asentar™ for AIPC, our Phase 1b/2a clinical trial of AQ4N for glioblastoma multiforme or our Phase 1/2 clinical trial of AQ4N for B-cell malignancies will be completed on schedule, or at all, and we cannot guarantee that our planned clinical trials will begin on time or at all. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:

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

Our product candidates are in various stages of development and are prone to the risks of failure inherent in drug development. We will need to complete significant additional clinical trials before we can demonstrate that our product candidates are safe and effective to the satisfaction of the FDA and other non-U.S. regulatory authorities. Clinical trials are expensive and uncertain processes that take years to complete. Failure can occur at any stage of the process, and successful early clinical trials do not ensure that later clinical trials will be successful. Product candidates in later-stage trials may fail to show desired efficacy and safety traits despite having progressed through initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. In addition, a clinical trial may prove successful with respect to a secondary endpoint, but fail to demonstrate clinically significant benefits with respect to a primary endpoint, as we experienced in our ASCENT clinical trial of Asentar™. Failure to satisfy a primary endpoint in a Phase 3 clinical trial would generally mean that a product candidate would not receive regulatory approval without a further successful Phase 3 clinical trial, which we may not be able to complete.

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

Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials. The FDA or other non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from pre-clinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comment on a protocol for a pivotal Phase 3 clinical trial that has the potential to result in FDA approval. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA or other non-U.S. regulatory authorities may not approve the labeling claims necessary or desirable for the successful commercialization of our product candidates.

Our product candidates may cause undesirable side effects during clinical trials that could delay or prevent their regulatory approval or commercialization.

Common side effects of Asentar™ include mild hypercalcemia, a significant and unhealthy level of calcium in the blood, hypercalciuria, a significant and unhealthy level of calcium in the urine, fatigue and nausea.

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address prostate cancer and other indications. We are currently developing two cancer therapeutics that will compete with other drugs and therapies that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other drugs and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research and marketing capabilities than we do. Some of the large pharmaceutical companies with which we expect to compete include Genentech, Inc., Sanofi-Aventis, S.A., AstraZeneca PLC, Novartis AG, Roche and Celgene Corporation. In addition, many universities and private and public research institutes may become active in cancer research, some of which are in direct competition with us.

Our product candidates will compete with a number of drugs that are currently marketed or in development that also target proliferating cells. Asentar™ will compete with products that have been marketed or are in advanced stages of development, including Emcyt®, Novantrone®, Paraplatin®, Taxol®, and Thalomid®. AQ4N will compete with products that have been marketed or are in advanced stages of development, including cintredekin besudotox, and will also compete with radiation therapy for the treatment of glioblastoma multiforme.

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

Vitamin D analogs, which are chemically-designed compounds that mimic natural vitamin D compounds, have been, or may be in the future, evaluated systemically in clinical trials for the treatment of diseases where the objective of therapy is to decrease or normalize the growth rate of cells. While the developers of some of these product candidates claim their compounds have increased benefits relative to their effects on the blood levels of calcium, we are unaware of any clinical data for these compounds that demonstrate significant therapeutic benefits to date in oncology. If vitamin D analogs demonstrate significant therapeutic benefits, they may be a cost-effective alternative to Asentar™.

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

We expect that any product candidate to which we acquire rights will require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and other non-U.S. regulatory authorities. All product candidates are subject to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. For example, in the fourth quarter of 2006, we exercised our right to terminate our existing agreements with Pierre Fabre relating to our prior product candidate, vinorelbine oral. Even if the product candidates are approved, we cannot be sure that they would be capable of economically feasible production or commercial success.

We rely on third parties to conduct clinical trials for our product candidates and plan to rely on third parties to conduct future clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our current and future product candidates.

We do not have the ability to independently conduct clinical trials for Asentar™ and AQ4N or any other product candidate. We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct some or all of our clinical trials of our product candidates. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and other non-U.S. regulatory authorities require us to comply with regulations and standards, commonly referred to as Good Clinical Practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to GCPs or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. In addition, a failure by such third parties to perform their obligations in compliance with GCPs may cause our clinical trials to fail to meet regulatory requirements, which may require us to repeat our clinical trials.

We rely on third parties to manufacture and supply our product candidates.

We do not own or operate manufacturing facilities for clinical or commercial production of our product candidates. We have no experience in drug formulation or manufacturing, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We obtain calcitriol, which is the active ingredient in Asentar™, through an agreement with a single supplier, Plantex, Inc. Except in limited circumstances, we are obligated to purchase all of our calcitriol product requirements from Plantex. We believe we currently have, or can access, sufficient supplies of Asentar™ to conduct and complete our planned ASCENT-2 clinical trial for Asentar™. Plantex has the capacity to manufacture calcitriol in the quantities that our development and future commercialization efforts, if any, require. If Plantex is unable to produce calcitriol in the amounts that we require, we may not be able to establish a contract and obtain a sufficient alternative supply from another supplier on a timely basis or for the quantities we require. We expect to continue to depend on third-party contract manufacturers for the foreseeable future.

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

To date, our product candidates have been manufactured in small quantities for pre-clinical studies and clinical trials, although calcitriol is manufactured in bulk form by Plantex for commercial use in the chronic kidney disease market. If in the future one of our product candidates is approved for commercial sale, we will need to manufacture that product candidate in larger quantities. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. Additionally, any third party manufacturer we retain to manufacture our product candidates on a commercial scale must pass an FDA pre-approval inspection for conformance to the cGMPs before we can obtain approval of our product candidates. If we are unable to successfully increase the manufacturing capacity for a product candidate in conformance with cGMPs, the regulatory approval or commercial launch of any related products may be delayed or there may be a shortage in supply.

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

Our commercial success will depend on our ability to obtain patents and/or regulatory exclusivity and maintain adequate protection for our technologies and product candidates in the United States and other countries. As of September 30, 2006, we owned or had exclusive rights to 29 issued U.S. and foreign patents and 112 pending U.S. and foreign patent applications. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

With respect to Asentar™, OHSU and the University of Pittsburgh of the Commonwealth System of Higher Education, or University of Pittsburgh, retain the right to prosecute and maintain the patents and patent applications covered by our license agreements. We only have the right to select patent counsel under our OHSU license agreement. Generally, we do not have the right to prosecute and maintain patents for AQ4N in our territory. We would need to determine, with our partners, who would be responsible for the prosecution of patents relating to any joint inventions. If any of our licensing partners fail to appropriately prosecute and maintain patent protection for any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, OHSU retains an initial right to bring any infringement actions related to the intellectual property we license from these parties. Any failure by OHSU, or any other licensing partner of ours, to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operation.

If we breach any of the agreements under which we license commercialization rights to our product candidates or technology from third parties, we could lose license rights that are important to our business.

We license the development and commercialization rights for each of our product candidates, and we expect to enter into similar licenses in the future. For instance, we licensed exclusive worldwide rights from OHSU and the University of Pittsburgh, pursuant to two separate license agreements, that enable us to use and administer calcitriol, the active ingredient in Asentar™, in the treatment of cancer. We licensed exclusive rights in the United States, Canada and Mexico to AQ4N from KuDOS Pharmaceuticals Limited, which was recently acquired by AstraZeneca. In addition, we previously licensed exclusive rights in the United States and Canada to vinorelbine oral from Pierre Fabre. During the fourth quarter of 2006, we exercised our right to terminate our existing agreements related to our prior product candidate, vinorelbine oral, and return to Pierre Fabre the vinorelbine oral product rights in the United States and Canada. Under these licenses we are subject to commercialization and development, sublicensing, royalty and milestone payments, insurance and other obligations. If we fail to comply with any of these obligations or otherwise breach these license agreements, our licensing partners may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusivity rights provided therein could harm our financial condition and operating results, including by resulting in the termination or delay of, or a reduction in the scope of our development efforts with respect to, any of our current or future product candidates, or by resulting in increased competition with respect to any of our current or future product candidates. In addition, to the extent that we receive benefits from collaborative provisions under any of our license agreements, we may lose those benefits, which could result in significant increases to our product development expenditures, and the need to hire additional employees or otherwise develop expertise for which we have not budgeted.

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

The patents for our product candidates have varying expiration dates and, if these patents expire, we may be subject to increased competition and we may not be able to recover our development costs. For example, one of our U.S. patent claims for AQ4N is due to expire in 2010 and our other U.S. patent for a process of producing AQ4N is due to expire in 2019. Our U.S. patents for use of Asentar™ are due to expire in 2017 and 2019. In some of the larger economic territories, such as the United States and Europe, patent term extension/restoration may be available to compensate for time taken during aspects of the product’s regulatory review. However, we cannot be certain that an extension will be granted, or if granted, what the applicable time period or the scope of patent protection afforded during any extended period will be. In addition, even though some regulatory agencies may provide some other exclusivity for a product under its own laws and regulations, we may not be able to qualify the product or obtain the exclusive time period. If we are unable to obtain patent term extension/restoration or some other exclusivity, we could be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated. Furthermore, we may not have sufficient time to recover our development costs prior to the expiration of our U.S. and non-U.S. patents.

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

For example, we are aware of a pending U.S. patent application owned by a competitor with claims that, as originally filed, would have presented potential infringement issues if a patent had issued. The claims have since been narrowed so that they do not cover the use of Asentar™ for the treatment of cancer; however, it is possible that this party may attempt to reassert the original claims in the patent, or otherwise modify the claims, which if successful, could result in an issued patent that covers the use of Asentar™ for the treatment of cancer. While we are aware of issued U.S. patents which claim formulations similar to Asentar™, we believe that Asentar™ does not infringe the claims of these issued patents. In addition, we are aware of a patent that appears to be broad enough to cover Sanofi-Aventis’ Taxotere® formulation and use thereof to treat cancer. We believe that the use of Asentar™ together with Sanofi-Aventis’ Taxotere® formulation to treat cancer does not infringe any valid claim of this patent.

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

We expect that the price of our common stock will be volatile.

Prior to our initial public offering of common stock, there was no public market for our common stock. An active and liquid trading market for our common stock may not develop or be sustained following our initial public offering. The price of our common stock may be volatile as a result of changes in our operating performance or prospects. From the date of our initial public offering in May 2006 through September 30, 2006, the price of our common stock has ranged from a low of $5.45 to a high of $12.25. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	results from, and any delays in, our clinical trial programs, including our current and planned clinical trials for Asentar™ and AQ4N;

•	announcements of FDA non-approval of our product candidates, including Asentar™ and AQ4N, or delays in FDA or other non-U.S. regulatory agency review processes;

•	FDA or other U.S. or non-U.S. regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our product candidates or future drugs;

•	failure or discontinuation of any of our research or clinical trial programs;

•	delays in the commercialization of our future product candidates;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in our quarterly operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our product candidates or future product candidates;

•	market acceptance of our future product candidates;

•	deviations in our operating results from the estimates of analysts;

•	coverage and reimbursement policies of government and other third-party payors;

•	sales of our common stock by our officers, directors or significant stockholders;

•	developments relating to our licensing and collaboration agreements; and

•	additions or departures of key personnel.

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

As of the consummation of our initial public offering on May 15, 2006, we believe that our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned approximately 75% of our outstanding common stock. We do not believe that any substantial change has occurred in this ownership concentration. Accordingly, these stockholders, acting as a group, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. Based on the number of shares outstanding as of March 1, 2006, an aggregate of 13,285,068 shares of our common stock may be sold pursuant to Rule 144, 144(k) and 701 on November 18, 2006 following the expiration of lock-up agreements entered into in connection with our initial public offering.

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

Even if our product candidates obtain regulatory approval, resulting products may not gain market acceptance among physicians, patients, health care payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including:

•	timing of market introduction of competitive products;

•	potential changes in the standard of care for treating patients;

•	safety and efficacy of our product;

•	prevalence and severity of any side effects;

•	potential advantages or disadvantages over alternative treatments;

•	strength of marketing and distribution support;

•	price of our products, both in absolute terms and relative to alternative treatments;

•	availability of coverage and reimbursement from government and other third-party payors; and

•	with respect to Asentar™, the acceptance by physicians of the dosing regimen for Asentar™ over the currently approved standard of care for the use of Taxotere for the treatment of AIPC.

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

None

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

The net proceeds from our initial public offering have been invested into short-term investment grade securities and money market accounts. We have begun, and intend to continue to use, our net proceeds from our initial public offering to fund clinical development of our product candidates, Asentar™ and AQ4N. We intend to use the remaining net proceeds from our initial public offering, if any, to, among other things, fund pre-launch marketing preparations for our product candidates, to identify new product candidates which we may in-license and for general corporate purposes and working capital.

(c) Repurchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of November 2006.

Novacea, Inc.

/s/ EDWARD C. ALBINI
Edward C. Albini Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)