Form 10-K
period 2006-12-31
NOVACEA INC
filed 2007-04-02
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-51967

NOVACEA, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0960223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Gateway Boulevard, Suite 800

South San Francisco, California 94080

(650) 228-1800

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant’s second fiscal quarter was: $210,189,160.

As of March 28, 2007 there were 23,001,311 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

Special Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K in Item 1—“Business”, Item 1A—“Risk Factors”, Item 3—“Legal Proceedings”, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operation” and in other sections of this Annual Report on Form 10-K that are forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	delays or unfavorable results from our current and planned clinical trials;

•	our ability to enter into and maintain relationships with third parties who are conducting our clinical trials;

•	our ability to enroll patients for our clinical trials;

•	our ability to implement and manage our sales and commercialization initiatives;

•	the impact of competition and technological change;

•	our relationships with our licensors;

•	our relationships with our key suppliers;

•	the timing of necessary regulatory clearances;

•	coverage and reimbursement policies of governmental and private third-party payors, including the Medicare and Medicaid programs;

•	general economic and business conditions, both nationally and in our markets;

•	our ability to manage our growth and development;

•	our ability to attract and retain key management and scientific personnel;

•	existing and future regulations that affect our business; and

•	other risk factors included under “Risk Factors” in this prospectus.

In addition, in this Annual Report on Form 10-K, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” “predict,” “potential” and similar expressions, as they relate to Novacea, Inc., our business and our management, are intended to identify forward-looking statements. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

We are a biopharmaceutical company focused on in-licensing, developing and commercializing novel therapies for the treatment of cancer. We currently have two clinical-stage oncology product candidates. Our lead product candidate, Asentar™, is in a Phase 3 clinical trial for the treatment of androgen-independent prostate cancer, or AIPC, which is also very similar to hormone refractory prostate cancer. AIPC is the stage of prostate cancer when the disease is no longer controlled by deprivation of male hormones and tends to progress rather rapidly, uniformly leading to death. Our second product candidate, AQ4N, advanced into a Phase 1/2 clinical trial in glioblastoma multiforme, the most aggressive form of brain cancer, in combination with radiation and chemotherapy in the fourth quarter of 2006.

Our experienced team uses its expertise in oncology product development to identify, license and develop novel therapeutics with the potential to improve clinical outcomes for cancer patients. We also seek to develop anti-cancer agents that may reduce the toxicities associated with current treatments. In addition, we attempt to mitigate development risks for our product candidates by licensing product candidates with well-characterized mechanisms of action and supportive pre-clinical or clinical data. We believe that our oncology development expertise enables our team to design efficient clinical development and commercialization programs that could provide cancer patients with improved treatment options over current standards of care.

We were incorporated in Delaware in 2001. The terms “Novacea,” “our,” “us” and “we” refer to Novacea, Inc.

Product Development Programs

We continue to advance our product candidates through clinical development. The following chart shows our existing clinical trials, with the lead indication, program status and commercial rights for each of our product candidates:

Product Candidate	Lead Cancer Indication	Program Status	Our Commercial Rights
Asentar™	Androgen-independent prostate cancer	Phase 3	Worldwide

AQ4N	Glioblastoma multiforme	Phase 1/2	United States, Canada & Mexico

We expect each of our product candidates to have clinical application across multiple tumor types. We also plan to initiate studies in additional cancer indications for our product candidates. Our total research and development expenses for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 were $4.0 million, $10.9 million, $14.7 million, $17.8 million and $21.8 million, respectively.

Our Lead Product Candidate, Asentar™

Asentar™ Background

Asentar™ is a proprietary, convenient-to-use, high-dose oral formulation of calcitriol designed for cancer therapy. Calcitriol is a naturally occurring hormone and the most biologically active form of vitamin D. At normal levels in the body, the primary role of calcitriol is to act on the intestine, bone and kidney to increase serum calcium and decrease phosphate levels. Commercially available low-dose formulations of calcitriol have been used systemically for the management of calcium levels in end-stage renal disease since 1978.

While calcitriol has been used primarily for its calcium regulatory activities, it is also involved in a variety of other physiological processes. Calcitriol acts by binding to the vitamin D receptor, or VDR, a member of the nuclear receptor super family of transcription factors. VDR is found in over 30 tissues, including intestine, kidney, bone, brain, stomach, heart, pancreas, skin, colon, ovary, breast, prostate and activated lymphocytes. Once activated by calcitriol, VDR regulates transcription of a wide variety of genes, including several responsible for the growth and differentiation of normal and malignant cells.

Accordingly, calcitriol has exhibited effective anti-cancer activity at high dosage levels in multiple pre-clinical tumor models. These anti-cancer effects appear to result from calcitriol’s ability to induce differentiation, anti-proliferative activity, cell cycle arrest, decreased invasiveness, decreased metastases, and apoptosis. In addition, pre-clinical data indicate that transient high plasma levels are sufficient to induce anti-cancer activities in multiple tumor cell lines and in animal models of cancer including prostate, breast, colon, head and neck, lymphoma and myeloma. Several in vitro and in vivo pre-clinical evaluations have also demonstrated that high doses of calcitriol can be effective alone or in combination with widely-used chemotherapeutic agents, including the taxanes, the platinums, dexamethasone, doxorubicin, mitoxantrone, and gemcitabine, as well as nonsteroidal anti-inflammatory drugs.

In spite of these encouraging pre-clinical observations, the known side effects of high doses of calcitriol, primarily life-threatening excessive levels of calcium in the blood, or hypercalcemia, have prevented investigators from studying calcitriol in humans at the high dosage levels that appear to be required to induce anti-cancer effects. For example, previous studies for the treatment of cancer evaluated daily dosing of a marketed formulation of calcitriol known as Rocaltrol®, or Rocaltrol, which is used in the treatment of renal disease, but the dose of Rocaltrol could be escalated only modestly when administered on consecutive days before the development of hypercalcemia in patients was observed.

Investigators at Oregon Health & Science University, or OHSU, overcame this obstacle in 1998 with the discovery of a novel and proprietary dosing regimen capable of delivering the high concentrations of calcitriol necessary to achieve an anti-cancer effect without inducing hypercalcemia. The proprietary dosing regimen used high doses of calcitriol administered once a week in order to achieve the transient levels of calcitriol in plasma necessary for an anti-cancer effect. This dosing regimen allowed the body to clear calcitriol before inducing hypercalcemia. In one of OHSU’s Phase 2 clinical trials, high-dose calcitriol was administered weekly to 37 AIPC patients in combination with weekly Taxotere® or Taxotere. This combination trial not only showed that transient high concentrations of calcitriol could be delivered in humans safely, but also that levels of Prostate Specific Antigen, or PSA, a biomarker of prostate cancer, declined by 50% or greater in 81% of the patients. Activity in measurable disease and survival also suggested that the high-dose calcitriol and Taxotere combination may be more active than Taxotere alone, with a comparable safety profile. OHSU has patented and has patent applications pending for methods relating to the treatment of hyperproliferative diseases, which are diseases characterized by abnormal proliferation of cells, with the dosing regimen for calcitriol and analogs using its novel and proprietary dosing regimen capable of administering high doses of calcitriol without inducing hypercalcemia, which we refer to as high-dose pulse administration technology for calcitriol, or HDPA. Additionally, we refer to this method as an intermittent, dose intense administration of calcitriol.

The OHSU trials demonstrated that HDPA allows for the delivery of therapeutic doses of calcitriol. However, there are significant limitations with commercially available formulations of calcitriol, including lack of convenient administration, inconsistent absorption and gastric complications. For example, during the OHSU trials, AIPC patients were required to ingest a high number of Rocaltrol capsules (e.g. 60 to 90) to achieve therapeutic doses, resulting in gastric and absorption complications.

We licensed exclusive, worldwide rights from OHSU to HDPA for use with calcitriol and its analogs, and we subsequently developed Asentar™ as our proprietary formulation that we believe is capable of delivering in a single pill a predictable therapeutic level of calcitriol without the gastrointestinal and absorption complications associated with delivering high-dose pulse administration of commercially available formulations. We filed an investigational new drug application, or IND, for Asentar™ in February 2002.

Asentar™ in the Treatment of AIPC

Market Opportunity

According to the American Cancer Society, prostate cancer is the second leading cause of cancer death in men with approximately 218,890 new cases and 27,050 deaths in the United States expected in 2007. The mortality from this disease is expected to rise significantly in the United States with the aging of the “baby boomer” generation. The Prostate Cancer Foundation forecasts that without new interventions the number of deaths from prostate cancer in the United States will grow to approximately 68,000 annually by 2025.

We believe the annual deaths from prostate cancer is a reasonable estimate for the number of new AIPC patients each year as patients rarely die of prostate cancer in the early stages of the disease.

Current Treatment

Prostate cancer is usually diagnosed by a PSA blood test or a digital rectal exam, followed by a biopsy. PSA is a substance produced primarily, if not solely, in the prostate gland, a high level of which may indicate the presence of cancer. Primary treatment of prostate cancer is usually either surgical removal or ablation through radiation of the prostate. When the disease is diagnosed early, primary treatment is most often curative. After primary treatment, patients continue to be followed by their physicians. If high levels of PSA are detected in periodic blood tests, it is an indication that cancerous cells may have spread beyond the prostate and that the cancer is recurrent.

For recurrent prostate cancer, androgen ablation therapy by surgical castration or medical intervention is often prescribed to retard the growth of the cancer at this stage of the disease and is generally effective in reducing PSA to or near undetectable levels. Androgen ablation therapy is generally effective for 12 to 18 months of treatment, when patients may again experience a rise in their PSA levels indicating that the prostate cancer is progressing. Upon progression to this stage, the patient is considered androgen-independent, which is referred to as androgen-independent prostate cancer, or AIPC. At this stage, patients become eligible for their initial treatment or first-line chemotherapy with Taxotere. The mortality of prostate cancer is primarily associated with patients at the AIPC-stage of the disease, as AIPC is uniformly fatal.

A number of treatments have been approved for AIPC. In 1981, estramustine was approved for palliative treatment of patients with metastatic and/or progressive carcinoma of the prostate. Beginning in 1996, the combination of mitoxantrone and prednisone was used for the palliation of symptoms related to progressive castrate metastatic disease and zoledronic acid was approved in 2001 for the palliative treatment of patients with documented bone metastases from solid tumors, in conjunction with standard hormone therapy. However, none of these approved agents have been shown in prospective randomized comparisons to prolong life.

In May 2004, Taxotere became the first agent approved in the United States for the treatment of AIPC that demonstrated an improvement in survival in a randomized Phase 3 clinical trial. The combination of Taxotere and prednisone was approved based on the results of an international, multicenter, Phase 3 clinical trial called TAX327 sponsored by Sanofi-Aventis S.A., or Sanofi-Aventis, in subjects with metastatic AIPC. The regimen of Taxotere every three weeks resulted in an observed median survival of 18.9 months and an estimated 32% improvement in overall survival compared to the mitoxantrone regimen. With Taxotere now established as the standard of care for first-line treatment in AIPC, a key focus of clinical research is to identify new approaches to build on the clinical benefits of Taxotere in this patient population.

The Opportunity for Asentar™

Based on the results of our ASCENT clinical trial, we believe that the use of Asentar™ in combination with weekly Taxotere will provide AIPC patients with an innovative cancer therapy that has favorable risk-to-benefit profile, prolonging survival while mitigating the toxicities and complications normally associated with chemotherapy and the morbidity of the underlying disease. In our ASCENT-2 clinical trial, we seek to confirm the survival and safety benefits attributed to the addition of Asentar™ to weekly Taxotere that were observed in our ASCENT clinical trial.

We believe that Asentar™ may offer the following therapeutic and commercial benefits:

•	clinically meaningful overall survival improvement and favorable safety profile in patients with AIPC;

•	anti-cancer activity in multiple tumor types, including pancreatic, prostate, breast and colon, as suggested by pre-clinical data;

•	enhanced anti-cancer activity with multiple chemotherapy agents as suggested by pre-clinical data;

•	novel mechanism of action via a nuclear receptor, a member of a proven family of targets for drugs;

•	convenient, proprietary high-dose oral capsules; and

•	exclusive worldwide rights protected by a multi-layer patent portfolio with significant remaining patent life.

Development Status and Strategy

Our ongoing ASCENT-2 clinical trial is designed to confirm the survival and safety benefits observed in our ASCENT clinical trial. Our ASCENT-2 clinical trial is a randomized, open-label, multicenter trial in which we expect to enroll approximately 900 patients, or 450 patients per arm, at centers primarily in the United States, Canada and Europe. Our ASCENT-2 clinical trial will compare the weekly dosing regimen of Asentar™ and Taxotere, used in our ASCENT clinical trial, with the currently approved regimen for Taxotere, dosed every three weeks in combination with prednisone. We currently expect to complete enrollment for ASCENT-2 by the end of 2007 and anticipate that data from the clinical trial will be available in approximately two years.

The primary endpoint of our ASCENT-2 clinical trial is Overall Survival, which is defined as the time between the date of randomization and the date of death, regardless of cause. We believe an improvement in Overall Survival is recognized as the most meaningful outcome in AIPC and was the endpoint used as the basis for approval by the FDA in 2004 of Taxotere, which is the current chemotherapeutic standard of care for the first-line treatment of AIPC.

We have established the secondary endpoints for our ASCENT-2 trial based on the safety and efficacy results observed in our ASCENT clinical trial. The secondary endpoints are: (i) Thromboembolic Event Rate, which is defined as a myocardial infarction, cerebrovascular infarction, pulmonary embolism, deep venous thrombosis, or an arterial thrombosis, and (ii) Duration of Skeletal Related Event-Free Survival. Skeletal related events are defined as pathologic bone fracture, spinal cord compression, surgery to the bone, or radiation therapy to the bone. To evaluate the safety and tolerability of the Asentar™ arm, the serious adverse event rate and gastrointestinal event rate are prespecified as safety endpoints.

We believe the similarity of the designs of our ASCENT-2 clinical trial, our ASCENT clinical trial and Sanofi-Aventis’s TAX327 trial allowed us to use the results of the latter two trials to estimate the size and statistical power of our ongoing ASCENT-2 clinical trial with reasonable confidence.

Our ASCENT Clinical Trial

Our ASCENT clinical trial evaluated Asentar™ in combination with weekly administration of Taxotere for the treatment of AIPC. We reported the results of our 250-patient, double-blind, placebo-controlled, multicenter ASCENT clinical trial at the American Society of Clinical Oncology meeting in May 2005.

The two trial treatment arms were:

•	Asentar™ Arm. Once weekly Asentar™ in a combination regimen with weekly Taxotere.

•	Placebo Arm. Once weekly placebo in a combination regimen with weekly Taxotere.

The primary endpoint for the ASCENT trial was a 50% reduction in PSA Response by six months. In patients with AIPC, many clinicians use increasing levels of PSA as an indicator of disease progression. The ASCENT trial was designed to detect an increase in the frequency of PSA Response from 45% of the patients in the placebo arm to 65% of the patients in the Asentar™ arm. Although PSA Response rate may not be predictive of a clinical benefit for AIPC patients and has not been an acceptable registration endpoint for the FDA, we chose this as our primary endpoint in order to confirm and extend the results of OHSU’s Phase 2 clinical trial. However, we also included in our ASCENT clinical trial several clinically meaningful secondary endpoints that have been acceptable registration endpoints for the FDA, including Overall Survival and Duration of Skeletal Related Event-Free Survival. Other secondary endpoints included time to PSA Response, Tumor Response in patients with measurable disease, as well as safety and tolerability of the study treatment.

Results From Our ASCENT Clinical Trial

In July 2004, after the last randomized subject had been followed for six months, we conducted the primary efficacy analysis, which showed that a PSA Response was achieved by 58% of the subjects in the Asentar™ arm compared to 49% in the placebo arm. This demonstrated a favorable trend toward the Asentar™ arm, but this primary endpoint did not reach statistical significance, with a p-value equal to 0.160. A p-value is a statistical measure of significance, with a p-value of less than 0.050 indicating a statistically significant difference. The odds ratio for PSA Response was 0.70, supporting this favorable trend. An odds ratio of less than 1.0 favors the Asentar™ arm as compared to the placebo arm. Based on the fact that we did not achieve statistical significance with our primary endpoint, the FDA has indicated to us that they consider all secondary endpoints from our ASCENT clinical trial to be exploratory.

In evaluating the meaning of these PSA Response data, we considered what has been learned about this endpoint since the ASCENT study was designed in 2001. Analyses of the results from TAX327 and another large clinical trial in AIPC patients where survival benefit was measured in treatment regimens containing Taxotere as compared to a mitoxantrone regimen demonstrated that PSA response was a strong correlate for survival, but did not explain all of the survival benefit. Thus, the limitations of the PSA Response as a predictor of a survival benefit have become more apparent.

In April 2005, we completed the final analysis of our secondary endpoints. In our ASCENT clinical trial we observed a trend in favor of the Asentar™ group in comparison to the placebo group in all pre-specified endpoints. Overall Survival for the Asentar™ group over the placebo group did show a statistically significant improvement. The hazard ratio is a statistical measure of the risk ratio of deaths between the Asentar™ group and the placebo group of the ASCENT trial. A hazard ratio of less than 1.0 indicates a reduction in the risk of death in the Asentar™ group relative to the placebo group. The multivariate hazard ratio included pre-specified adjustments for patients’ baseline measurements for hemoglobin and Eastern Cooperative Oncology Group performance status. The median survival in the placebo group was 16.4 months. The median survival in the Asentar™ group was not reached, but is estimated to be 24.5 months using the multivariate hazard ratio. Serious adverse events (SAEs) were reported in 27% of subjects in the Asentar™ group and 41% of subjects in the placebo group, with an odds ratio of 0.54 and a p-value of 0.023. In addition, from an exploratory analysis, there was a significant reduction in the frequency of both serious gastrointestinal events, with a p-value of 0.017, and serious thromboembolic events, with a p-value of 0.031.

The data on the survival endpoint is summarized in the following table:

Overall Survival Endpoint(1)	Placebo + Taxotere (n = 125)	Asentar™ + Taxotere (n = 125)	p-value
Hazard ratio—multivariate		0.67	0.035
Median survival (in months)—observed, and estimated using multivariate hazard ratio	16.4 (observed)	24.5 (estimated)

(1)	Based on final secondary endpoint analysis in April 2005

The Kaplan-Meier plot of the duration of overall survival is depicted in the figure below:

In the Kaplan-Meier plot above, the vertical axis reflects the probability of survival. The horizontal axis displays the number of months from randomization to death for the patients in the trial. The point at which either the Asentar™ group or placebo group curve or line reaches median survival, i.e. the 0.50 probability of survival, corresponds to the time in months on the horizontal axis at which half of the subjects have died in either the Asentar™ or placebo group. As was noted above, the observed median survival for the placebo group was 16.4 months, and an observed median survival was not reached for the Asentar™ group. The hazard ratio compares the Overall Survival curve of the Asentar™ group to that of the placebo group and assumes its consistency over time. It is a better representation of the overall risk of death of a patient on the Asentar™ arm compared to the placebo arm than median survival.

Other efficacy results and findings from our analysis in April 2005 trended in favor of the Asentar™ group as compared to the placebo group, including: skeletal morbidity-free survival, with a hazard ratio of 0.78, and a p-value equal to 0.130; and tumor response rates, with an odds ratio of 0.74, and a p-value equal to 0.510. Skeletal Morbidity-Free Survival was defined as the time between the date of first dose received and the date on which the skeletal-related event occurs or the date of death from any cause, whichever occurs first.

Safety Observations of ASCENT Clinical Trial

We made the following overall safety observations about Asentar™:

•	produced only low grade, or mild, levels of elevated blood calcium or hypercalcemia that were asymptomatic in all patients;

•	added no detectable toxicities to Taxotere; and

•	appeared to mitigate the toxicities associated with Taxotere and the morbidity of the underlying disease.

	Placebo + Taxotere (n = 125)		Asentar™ + Taxotere (n = 125)		p-value (1)
Serious Adverse Event Class	%	#	%	#
Subjects reporting at least one event	41	51	27	34	0.023
Gastrointestinal	10	12	2	3	0.017
Thromboembolic	7	9	2	2	0.031
Pulmonary	6	7	2	3	0.200
Infection	10	12	6	7	0.230
Central Nervous System	0	0	1	1	0.310
Multifactorial (2)	24	30	17	21	0.160
Bleeding	3	4	5	6	0.520
Neuropathic	0	0	0	0	1.000

(1)	The p-value is for the comparison of the % of patients experiencing one or more Severe Adverse Events in the two trial arms of the ASCENT trial
(2)	Multifactorial consists of all SAEs not otherwise classified above

These safety differences were initially observed by an independent Data Safety Monitoring Board early in the trial and subsequently by us during our safety analysis. In order to analyze the potential safety benefit of Asentar™ an exploratory analysis was conducted in which the adverse events were grouped into certain clinically relevant categories to assess potential differences in the two trial arms.

Although the mechanisms by which observed beneficial effects of Asentar™ on safety have not been fully elucidated, the reduction in thromboembolic events may be explained through the modulation of the extrinsic coagulation pathway by calcitriol. Calcitriol has been shown to up-regulate thrombomodulin, an anticoagulant, and down-regulate tissue factor, a procoagulant. The biological rationale for this activity by calcitriol was first characterized by a study in 1998. In addition, in studies of vitamin D receptor deficient “knockout” mice, the animals were observed to have a predisposition to thrombosis. Thus, the actions of calcitriol might be expected to reduce the incidence of complications of coagulation in an at-risk patient population. Given this body of data, we postulate that the differences observed in the frequency of thromboembolic events in the Asentar™ group as compared to placebo group could represent the pharmacological effects of Asentar™ on vascular events associated with thrombosis.

Given that Taxotere is known to cause gastrointestinal, or GI, adverse events in many treated patients, we sought a rationale to explain how Asentar™ might prevent or reduce the severity of Taxotere-induced GI adverse events. One mechanism whereby Asentar™ may reduce or prevent the GI toxicity of Taxotere is to reduce the rate of growth or induce temporary cell cycle arrest in the rapidly proliferative cells of the gastrointestinal tract rendering them less sensitive to the cytotoxic effects of Taxotere chemotherapy. Epidemiological and other studies have shown that higher levels of vitamin D metabolites are associated with reduced proliferation of epithelial cells in the gastrointestinal system.

In our ASCENT-2 clinical trial, we are attempting to confirm the results of our ASCENT clinical trial.

Asentar™ in Other Cancer Indications

Beyond our ongoing ASCENT-2 clinical trial in AIPC, we will seek to develop Asentar™ broadly as a non-toxic, oral anti-cancer therapy and study its potential in multiple cancers and in combination with several chemotherapeutic agents. Currently, our plans include an additional company-sponsored Phase 2 clinical trial in pancreatic cancer during 2007 and investigator-sponsored trials for Asentar™ during 2007.

In June 2006, we announced preliminary results from our non-small cell lung cancer Phase 1/2 clinical trial. In both stages of this trial, Asentar™ was well tolerated at all doses. We plan to present an analysis from this clinical trial at an upcoming scientific meeting in 2007.

We have also studied Asentar™ in a Phase 2 clinical trial in Myelodysplastic Syndrome, a group of stem cell disorders. While Asentar™ appeared to be safe and well-tolerated in these patients, only two patients demonstrated a meaningful response and we terminated this clinical trial.

Our Second Product Candidate, AQ4N

We are developing AQ4N as a novel, tumor-selective prodrug with applicability to multiple tumor types, both in combination with a number of chemotherapeutic agents and as a monotherapy for hematological malignancies. AQ4N is an inert, oxidized derivative of AQ4, a well-characterized Topoisomerase II inhibitor which exhibits potent cytotoxicity comparable to other marketed Topoisomerase II inhibitors such as Novantrone® mitoxantrone and Adriamycin® doxorubicin.

AQ4N Background

The oxidation of, or presence of oxygen on, the two nitrogens within the chemical structure of AQ4N modifies the positive charge on the tertiary nitrogens causing AQ4 to be inert and inactive, as the positive charges are necessary for AQ4 binding to DNA and for the inhibition of Topoisomerase II activity. AQ4N remains inactive in the body unless it is in the presence of severely reduced oxygen levels called severe hypoxia. Hypoxia exists in some portions or regions in solid tumors that are greater than two millimeters in size. These hypoxic regions of solid tumors have distinctive characteristics that are associated with poor perfusion of oxygen and nutrients, increased production of lactic acid, poor growth, and resistance to the damaging effects of irradiation or chemotherapy. These characteristics stem from the disordered vasculature, or arrangement of the blood vessels, and blood flow that is characteristic of solid tumors. When AQ4N encounters a severely hypoxic region in a tumor, the oxygens of AQ4N are enzymatically removed, releasing AQ4 that subsequently produces cytotoxic effects at the site of activation.

Since normal tissues in the body do not exhibit severe hypoxia, AQ4N does not undergo appreciable activation in normal tissues, thereby enabling it to potentially behave as a “tumor selective” prodrug. For reasons that are not completely understood, certain cells derived from malignant hematological malignancies also appear to activate AQ4N, even in the absence of severe hypoxia. These malignant cells are much more sensitive to the cytotoxic effects of AQ4 and other Topoisomerase II inhibitors than cells derived from solid tumors.

The Opportunity for AQ4N

We believe AQ4N may offer the following therapeutic and commercial benefits:

•	novel, proprietary anti-cancer agent with tumor-selective activation at the cellular level in hypoxic tumor cells and lymphoid tissues to yield cytotoxic concentrations of AQ4;

•	minimizes systemic toxicity by selectively activating only in hypoxic tumors;

•	potent Topoisomerase II inhibitor and DNA intercalator;

•	long half-life and schedule independence;

•	demonstrated in vivo anti-tumor activity as monotherapy in solid tumor and lymphoma models;

•	clinical data demonstrating additive benefit to radiation and chemotherapy regimens; and

•	superior safety profile to conventional cytotoxics in humans and animals due to AQ4N’s activation only in tumor cells.

We believe that AQ4N has the potential to work on multiple solid tumor types as a monotherapy and in combination with other chemotherapies and radiation treatments. We are pursuing a development strategy that we believe may provide the quickest regulatory pathway for AQ4N.

AQ4N is a Tumor Targeting Prodrug. AQ4N is designed to be an intravenously-administered, tumor-selective, prodrug that is activated preferentially in hypoxic cells or some hematological cells. Data collected to date shows that AQ4N is soluble in water and fat and diffuses into most, if not all, of the various tissues and cells in the body, effectively delivering the prodrug to all tissues, normal and malignant, even crossing the blood brain barrier.

AQ4N Targets Hypoxic Tumors. Hypoxia is an important distinguishing characteristic of tumors that limits the effectiveness of radiation and chemotherapy treatments. In vitro data indicate that the level of response to radiation and/or chemotherapy in hypoxic cells is one-third that of normally oxygenated, or normoxic, cells, thus limiting the effectiveness of these therapies. This lower response can be attributed to the fact that hypoxic cells replicate slower than normoxic cells making them less vulnerable to the chemotherapeutic agents that target rapidly dividing cells. In addition, oxygen plays a key role in the response of tumors to radiation and/or chemotherapy by facilitating the free radical damage that kills cells after radiation and some chemotherapies. Given that normal levels of oxygen play an important role in killing malignant cells, hypoxic cells are more likely to survive and then regrow, leading to treatment failure. AQ4N potentially addresses a significant unmet medical need, as few treatments effectively target the hypoxic cell populations of tumors.

AQ4N Appears to Have a Favorable Safety Profile. We believe that an important differentiating feature of AQ4N is that, since its activation is primarily intracellular, the opportunity for systemic toxicity should be reduced significantly in comparison to most cytotoxic chemotherapies. When not activated, AQ4N diffuses out of the tissues and is excreted as the inactive agent in the bile and urine. In clinical trials to date, AQ4N has demonstrated a relatively safe profile. The most notable side effect observed to date is a transient blue discoloration to patients’ skin.

AQ4, the Potent Cytotoxic Agent of AQ4N. When AQ4N is converted into its active form, AQ4 is designed to act as a Topoisomerase II inhibitor, a class of anti-cancer agents that have been used for many years for the treatment of tumors. Topoisomerase II inhibitors act as chemotherapies by inhibiting Topoisomerase II, a DNA processing enzyme crucial to cell division. Many malignancies, such as breast cancer, ovarian cancer, non-Hodgkin’s lymphoma, acute myeloid leukemia, non-small cell lung cancer and colorectal cancer, have been found to over express Topoisomerase II and should be appropriate indications for AQ4N treatment. While Topoisomerase II inhibitors such as doxorubicin, daunorubicin, and mitoxantrone are commonly used to treat breast cancer, leukemia, and lymphoma, their use is limited by toxicities such as myelosuppression.

AQ4N Appears to Enhance the Effect of Radiation and Chemotherapy. Pre-clinical experiments have demonstrated in hypoxic conditions that adding AQ4N to radiation or platinum chemotherapy treatment doubled the time it takes for a fixed number of cells to increase by two fold as compared to applying either treatment modality alone.

In addition, because AQ4 has a relatively long half-life, which is the time required for half the amount of AQ4 in the system to be eliminated naturally, we believe that AQ4 should produce long-lasting anti-cancer effects in those cells in which AQ4N has become activated. This should lead to a favorable pharmacological property known as “schedule independence”, which means that physicians would have flexibility in administering AQ4N in combination with other therapies, including radiation and chemotherapy.

AQ4N Development Status and Strategy

We are responsible for the development and commercialization of AQ4N in North America, although we coordinate our related activities and share the resulting data with AstraZeneca PLC, or AstraZeneca (AstraZeneca acquired KuDOS Pharmaceuticals Limited, or KuDOS, in 2006). Together, we have completed four Phase 1 clinical trials. We have demonstrated that both weekly and every three week dosing has been well tolerated in advanced solid tumor malignancies and in patients with refractory B-cell malignancies, some of whom have a decreased bone marrow reserve. KuDOS has completed a Phase 1 two-dose, dose escalation clinical trial in combination with fractionated radiation in esophageal carcinoma at two sites in the U.K. KuDOS has completed several biopsy studies in patients with a variety of tumor types and has also conducted safety and activity seeking studies with AQ4N in combination with chemotherapy. We believe that, based on the combined studies to date, the safety and dosing of AQ4N have been confirmed.

Based on these findings, the severity of the unmet medical need and the potential for a rapid route to approval, we started a Phase 1/2 clinical trial in the fourth quarter of 2006 that will evaluate AQ4N in the treatment of glioblastoma multiforme. This trial will combine AQ4N with radiation and temozolomide chemotherapy. In addition, we plan to initiate additional Phase 1 or Phase 2 clinical trials in additional tumor types, including hematological malignancies.

Prior and Ongoing Phase 1 Studies of AQ4N

We are studying AQ4N as a monotherapy and in combination with other chemotherapy agents and/or radiation. We and our collaborator, AstraZeneca, have conducted safety and dosing studies of AQ4N both as a monotherapy and in combination with chemotherapy and/or radiation. To date, three Phase 1 studies of AQ4N alone and one Phase 1 study of AQ4N in combination with irradiation are complete. There are two ongoing studies in patients with bladder cancer: one with AQ4N in combination with cisplatin chemotherapy, and; one with AQ4N in combination with radiation therapy. The results of the four completed Phase 1 studies were presented at scientific meetings in 2005 and 2006.

One of the Phase 1 studies noted above was a pharmacodynamic study in which the purpose was to assess the amount of tumor-selective activation of AQ4N to AQ4 and also to assess the degree of activation and deposition of AQ4 within malignant tissue. In this study, a single dose of 200 milligrams per meter squared of AQ4N was administered on the day before patients were scheduled to undergo a surgical resection, or removal, of their primary tumor for medical reasons. At the time of the surgical procedure, samples of the tumors, adjacent normal organs, and skin were obtained to assess the amounts of AQ4 and AQ4N that were present in the tissues, as determined by quantitative validated assays. In addition, the location of AQ4 was assessed by immunofluorescence in the tumor tissue and correlated with the presence or absence of immunochemical determinations of markers indicative of hypoxia such as Glucose transporter-1, or GLUT-1, protein expression and carbonic anhydrase IX expression.

The quantitative analyses for AQ4N and AQ4 from samples from eight patients with brain tumors demonstrated the tumor selective activation of AQ4N, producing several fold greater amounts of AQ4 in the brain tumor samples, as compared to the adjacent normal brain tissues. The amounts of AQ4 in the brain tumor samples approached or exceeded those that produced cytotoxicity in a variety of solid tumor cell lines in tissue culture assays. The immunofluorescence studies of the brain tumors showed that AQ4 fluorescence was heterogeneous or “patchy” and occurred primarily in regions that were also characterized by the expression of GLUT-1.

Our Ongoing AQ4N Clinical Trial in Glioblastoma Multiforme, or GBM

The study described above provides evidence that AQ4N appears to cross the blood brain barrier, to penetrate into the brain tumor, and to undergo activation to AQ4. Previous preclinical studies show that AQ4N can combine with irradiation or chemotherapy to enhance the antitumor effects of these treatment modalities.

Glioblastoma multiforme is one of the most aggressive and rapidly progressing tumors, with the median survival for newly diagnosed cases of less than one year despite intensive treatment with irradiation and chemotherapy with temozolomide, a chemotherapy.

We believe that AQ4N may add significantly to the standard treatment of patients with GBM and we initiated in late 2006 a multicenter, Phase1b/2a open-label clinical trial of AQ4N, in combination with radiotherapy and temozolomide, for safety, tolerability and activity in patients with newly diagnosed GBM. The primary objective of the first part of the trial will be to evaluate safety and tolerability of three dose levels: 200, 400 and 750 milligrams per meter squared. The second part of the trial will further evaluate safety and tolerability as well as efficacy at the highest safe and tolerated dose of the AQ4N treatment determined in the first part of the trial.

Our Potential AQ4N Clinical Trials in Hematological Malignancies

We are currently investigating why, some malignant cells obtained from leukemias or lymphoid organs activate AQ4N to AQ4 in the absence of severe hypoxia. These cells are also relatively sensitive to AQ4 as compared to cells derived from solid tumors. Additionally, a completed Phase 1 study of AQ4N in patients with refractory B-cell malignancies showed that AQ4N appears well-tolerated, with one patient achieving a partial response. Taken together, preclinical studies and the limited human experience provide rationale for the future evaluation of AQ4N as therapy in patients with hematological malignancies.

Market Opportunity

The large majority of solid tumors have hypoxic areas, which are relatively resistant to standard anti-cancer treatment, including radiation therapy and chemotherapy. An agent that treats the hypoxic areas of tumors and effectively combines with other agents to enhance their anti-cancer activities should increase the overall efficiency of cancer cell killing, reduce tumor recurrence and improve the prognosis for a significant number of patients with cancer.

According to the American Cancer Society, an estimated 20,500 new cases and 12,740 deaths from brain and other nervous system tumors will occur in the United States in 2007. Brain tumors account for 85% to 90% of all primary central nervous system tumors and GBM is the most commonly diagnosed brain tumor. GBM is one of the most aggressive and rapidly progressing tumors, with the median survival for newly diagnosed cases of less than one year. Given the aggressive nature of GBM, the relatively small patient population and the lack of effective therapies, we believe that AQ4N may provide us with an accelerated development path as a first-line therapy in an orphan drug indication.

Vinorelbine Oral

We provided written notice to Pierre Fabre Medicament, or Pierre Fabre of our election, as of October 31, 2006, to terminate each of : (i) the Patent and Know-How License Agreement, or the License Agreement, dated as of July 19, 2005, by and among Novacea, Inc. and Pierre Fabre, pursuant to Section 17.4(b) of the License Agreement, (ii) the Supply Agreement, dated as of July 19, 2005, by and among Novacea and Pierre Fabre, pursuant to Section 6.2.3 of the Supply Agreement, and (iii) the Trademark License Agreement, or the Trademark Agreement, dated as of July 19, 2005, by and among Novacea, Inc. and Pierre Fabre, pursuant to Section 9.2.3 of the Trademark Agreement. The License Agreement, Supply Agreement and Trademark Agreement are collectively referred to herein as the PF Agreements.

According to the applicable provisions of the PF Agreements, the termination of each of the PF Agreements was automatically effective on December 30, 2006, sixty days following delivery of the written notice. We have not incurred any early termination penalties as a result of the termination of the PF Agreements. However, pursuant to the terms of the PF Agreements, we are required to, among other things, promptly return certain intellectual property and other information relating to vinorelbine oral to Pierre Fabre and to transfer all investigational new drug applications and certain related materials to Pierre Fabre.

Pursuant to the PF Agreements, in July 2005, we acquired from Pierre Fabre an exclusive royalty-bearing license under certain patents and know-how to vinorelbine formulated in a soft gelatin capsule, or vinorelbine oral, for all human therapeutic, prophylactic and diagnostic uses in the United States and Canada in the field of cancer. We also acquired Pierre Fabre’s rights to a third party’s formulation and certain manufacturing patents in the United States and Canada.

Under the terms of the PF Agreements prior to their termination in December 2006, we made an upfront license payment and certain milestone payments to Pierre Fabre. Following our termination of the PF Agreements in December 2006, we have no further payments or other financial obligations to Pierre Fabre.

Corporate Strategy

Our goal is to reduce death and suffering of cancer patients through treatment with our novel, proprietary product candidates. Key elements of our strategy include:

•

Obtain regulatory approval for our lead product candidate, Asentar™, for AIPC. We are devoting most of our efforts to completing the clinical development of, and obtaining regulatory approval for, Asentar™ in combination with Taxotere for the treatment of AIPC.

•

Expand the development of Asentar™ for the treatment of multiple tumor types and for use with multiple anti cancer. We plan to broaden the use of Asentar™ by studying it in other cancer types and with other chemotherapy agents.

•	Rapidly advance the clinical development of AQ4N. We will seek to develop AQ4N as an adjunct to standard radiation and chemotherapy in the treatment of cancer.

•

Establish our North American oncology commercialization capabilities. We intend to build a specialized North American sales and marketing infrastructure to commercialize Asentar™ and our other future products. However, we will be opportunistic in evaluating opportunities for corporate partners to assist us in our commercialization efforts.

•

Identify new opportunities to license, co-develop or acquire products and product candidates that complement our existing portfolio. We will use our expertise in oncology product development to identify, license and develop product candidates and products with one of the following profiles:

•	clinical agents that enhance the benefits and safety of established treatments;

•	targeted therapies with a well-characterized mechanism of action; and

•	chemotherapeutic agents with novel activity.

•

Expand our proprietary technology and intellectual property position. Our patent portfolio, on a worldwide basis, includes 28 issued patents and approximately 126 pending patent applications. We intend to expand our intellectual property position.

Sales and Marketing

We have worldwide rights to Asentar™ and North American rights to AQ4N. We intend to build a North American sales and marketing infrastructure to specifically target medical oncologists, the primary prescribers for each of our product candidates. Initially, we believe that our products can be effectively marketed in North America with an adequately sized marketing and sales organization. We currently have limited marketing, sales or distribution capabilities. In order to commercialize any of our product candidates, we plan to develop these capabilities internally or through collaborations with third parties.

Outside of North America, we remain open to establishing our own sales and marketing organization or collaborating with an established industry leader to market and sell our products that receive regulatory approval.

License and Collaboration Agreements

Aventis Pharmaceuticals, Inc.

In each of August 2002 and 2003, we entered into agreements with Aventis Pharmaceuticals, Inc., or Aventis, under which Aventis agreed to provide grant revenue payments to us totaling up to $3.0 million and up to $0.4 million, respectively. The grant revenues provide for partial reimbursement of approved costs incurred, as defined in the agreements, and are contingent upon the achievement of milestones regarding the progress of two clinical trials involving Asentar™ and Aventis’ Taxotere® oncology product. We are required to provide Aventis with a final report for both of the clinical trials upon their completion. Under the agreements, Aventis has no product rights to Asentar™. However, Aventis does have co-ownership rights to certain inventions that arose from our Phase 2 clinical trial involving the use of Asentar™ and Taxotere in the treatment of patients with androgen-independent prostate cancer.

We recorded revenue under the two agreements with Aventis of $0.4 million, $1.3 million, $1.1 million, $0.1 million, $0.4 million and $3.3 million for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 and for the period from inception (February 27, 2001) to December 31, 2006, respectively. From inception, the costs incurred under the collaboration agreements have exceeded the revenues recognized.

Oregon Health & Science University

In June 2001, we entered into an exclusive, worldwide license with Oregon Health & Science University, or OHSU, to utilize specific technology under patent rights and know-how related to the use of calcitriol and its analogs. In connection with entering into this license, we issued 228,571 shares of our common stock to OHSU. Because the technology licensed related to a patent application for a method of use utilized in research and development and there was no alternative future use for the technology, we recorded the fair value of the licensed technology as $120,000, based on the fair value of the shares issued, as research and development expense. As of December 31, 2006 and under the terms of the agreement, we may be obligated in the future to make certain milestone payments to OHSU of up to an aggregate of $0.6 million, which milestone payments are contingent upon the occurrence of certain clinical development and regulatory events related to Asentar™. Payments to OHSU that relate to pre-approval development milestones are recorded as research and development expense when incurred. We are obligated to pay to OHSU certain royalties on net sales of Asentar™, which royalty rate may be reduced in the event that we must pay certain additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell Asentar™. We have agreed to pay OHSU a certain percentage of any sub-license revenues that we receive. We have also agreed to reimburse OHSU for all reasonable fees and costs related to the preparation, filing, prosecution and maintenance of the patent rights underlying the agreement, and we have agreed to indemnify OHSU and certain of its affiliates against liability arising out of the exercise of patent rights under the agreement. Furthermore, in addition to customary termination provisions for breach or bankruptcy, OHSU may also terminate the license agreement if we do not proceed reasonably with the development and practical application of the products and processes covered under the license or does not keep the products and processes covered under the license reasonably available to the public after commencing commercial use.

University of Pittsburgh

In July 2002, we acquired an exclusive, worldwide license from the University of Pittsburgh of the Commonwealth System of Higher Education, or University of Pittsburgh, to utilize specific technology under certain patent rights and know-how related to the use of calcitriol, and its derivatives and analogs, with certain chemotherapies. In exchange for this license, we issued 14,285 shares of common stock and paid cash consideration of $100,000 to the University of Pittsburgh. We recorded the value of the issuance of the common stock as $9,000, based on the fair value of the shares on the date of issuance. We capitalized the licensed patent rights of $109,000, included in “Other assets” on the accompanying balance sheet, and are amortizing the asset on a straight-line basis over the estimated useful life of the patents, or approximately 15 years. The carrying value of the licensed patent rights at December 31, 2006 and 2005 was $80,000 and $87,000, respectively. The amortization expense of the licensed patent rights was $7,000 for each of the years ended December 2004, 2005 and 2006 and is expected to remain $7,000 per year through 2011. In addition, we are obligated to issue an additional 14,285 shares of our common stock to the University of Pittsburgh upon the issuance of certain claims included in one of several U.S. patents that are subject to this license. Under the terms of the agreement, we are obligated to pay the University of Pittsburgh certain royalties on net sales of Asentar™ when used in combination with certain chemotherapies. The royalty rate may be reduced in the event that we must pay certain additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell Asentar™. As of December 31, 2006 and under the terms of the agreement, we may be obligated through 2009 to make certain minimum royalty payments to the University of Pittsburgh of up to an aggregate of $0.7 million, which royalty payments are contingent upon continuation of the license agreement and are creditable against our royalty obligations that are actually due in any calendar year. This minimum royalty payment obligation began in July 2003. Minimum royalty payments to the University of Pittsburgh in advance of Asentar™ marketing approval are recorded as research and development expense when incurred. We have agreed to pay the University of Pittsburgh a certain percentage of any sub-license revenues that we receive. We have also agreed to reimburse the University of Pittsburgh for all reasonable fees and costs related to the filing prosecution and maintenance of the patent rights underlying the agreement.

KuDOS Pharmaceuticals Limited

In December 2003, we entered into a license agreement with KuDOS Pharmaceuticals Limited, or KuDOS, which was acquired in early 2006 by AstraZeneca PLC. Under this license agreement, we obtained exclusive, royalty-bearing licenses to certain KuDOS patents and know-how acquired or to be acquired by KuDOS from a third party to our AQ4N product candidate for all human therapeutic, prophylactic and diagnostic uses in the United States, Canada and Mexico. We also received a sub-license to certain patents relating to AQ4N from a third party licensor to KuDOS. Upon signing the agreement in December 2003, we paid KuDOS an up-front fee of $1.0 million, which was recorded as research and development expense in the period because the licensed technology was incomplete and had no alternative future use. As of December 31, 2006 and under the terms of the agreement, we may be obligated in the future to make certain milestone payments to KuDOS of up to an aggregate of $5.0 million, which milestone payments are contingent upon the occurrence of certain clinical development and regulatory events related to AQ4N. Payments to KuDOS that relate to pre-approval development milestones are recorded as research and development expense when incurred. In addition to the foregoing payments, we are obligated to pay to KuDOS certain annual royalties on net sales of AQ4N, which royalty rate may be reduced in the event that we must pay certain additional royalties under patent licenses to third parties in order to manufacture, use or sell AQ4N in the United States, Canada and Mexico. We have agreed to pay KuDOS a certain percentage of any sub-license revenues that we may receive. Generally, we and KuDOS will each bear our separate costs of development and commercialization, although certain manufacturing process development costs will be shared equally by KuDOS and us. Furthermore, in addition to customary termination provisions, including for breach and bankruptcy, KuDOS may terminate the license agreement if we directly or indirectly oppose or assist any third party in opposing KuDOS’ patents in the United States, Canada or Mexico. In addition, KuDOS may take actions related to its agreement with the primary licensor, which could result in the termination of our rights under our license agreement with KuDOS.

Pierre Fabre Medicament

We provided written notice to Pierre Fabre Medicament, or Pierre Fabre of our election, as of October 31, 2006, to terminate each of : (i) the Patent and Know-How License Agreement, or the License Agreement, dated as of July 19, 2005, by and among Novacea, Inc. and Pierre Fabre, pursuant to Section 17.4(b) of the License Agreement, (ii) the Supply Agreement, dated as of July 19, 2005, by and among Novacea and Pierre Fabre, pursuant to Section 6.2.3 of the Supply Agreement, and (iii) the Trademark License Agreement, or the Trademark Agreement, dated as of July 19, 2005, by and among Novacea, Inc. and Pierre Fabre, pursuant to Section 9.2.3 of the Trademark Agreement. The License Agreement, Supply Agreement and Trademark Agreement are collectively referred to herein as the PF Agreements.

According to the applicable provisions of the PF Agreements, the termination of each of the PF Agreements was automatically effective on December 30, 2006, sixty days following delivery of the written notice. We have not incurred any early termination penalties as a result of the termination of the PF Agreements. However, pursuant to the terms of the PF Agreements, we are required to, among other things; promptly return certain intellectual property and other information relating to vinorelbine oral to Pierre Fabre and to transfer all investigational new drug applications and certain related materials to Pierre Fabre.

Pursuant to the PF Agreements, in July 2005, we acquired from Pierre Fabre an exclusive royalty-bearing license under certain patents and know-how to vinorelbine formulated in a soft gelatin capsule, or vinorelbine oral, for all human therapeutic, prophylactic and diagnostic uses in the United States and Canada in the field of cancer. We also acquired Pierre Fabre’s rights to a third party’s formulation and certain manufacturing patents in the United States and Canada.

Under the terms of the PF Agreements prior to their termination in December 2006, we made an upfront license payment and certain milestone payments to Pierre Fabre. Following our termination of the PF Agreements in December 2006, we have no further payments or other financial obligations to Pierre Fabre.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. We actively seek to protect the proprietary technology that we consider important to our business, including chemical species, compositions and forms, their methods of use and processes for their manufacture. Our policy is to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued in the United States are effective for:

•	the longer of 17 years from the issue date or 20 years from the earliest non-provisional filing date, if the patent application was filed prior to June 8, 1995; and

•	20 years from the earliest non-provisional filing date, if the non-provisional patent application was filed on or after June 8, 1995.

The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is 20 years from the earliest foreign filing date. Under the Hatch-Waxman Act in the United States, and similar laws in Europe, in certain instances, a patent term can be extended for up to five years to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. Although we believe that our product candidates will meet the criteria for patent term extensions, there can be no assurance that we will obtain such extensions. Our patent estate, based on patents existing now and expected by us to issue based on pending applications, will expire on dates ranging from 2010 to 2026.

Asentar™

We own or have rights to three issued U.S. patents and seven pending U.S. patent applications related to Asentar™ and its use in the United States and applications and patents in 35 foreign countries as well as patent application filings under the Patent Cooperation Treaty, the European Patent Convention and the Eurasian Patent Convention.

In June 2001, we entered into a license agreement with OHSU, whereby we acquired exclusive worldwide rights to OHSU’s patents, applications and know-how claiming methods for the treatment of hyperproliferative diseases, such as cancer, utilizing HDPA with calcitriol and its analogs. We are the exclusive licensee from OHSU of one issued U.S. patent, one pending U.S. patent application, one foreign patent and four foreign pending patent applications. The issued U.S. patent covers methods of treating hyperproliferative diseases by high-dose pulse administration of calcitriol in doses from about 0.12 micrograms per kilogram of patient weight (or 9 micrograms per day for a 75kg patient) to about 2.8 micrograms per kilogram of patient weight (or 210 micrograms per day for a 75kg patient), and expires in March 2019.

In July 2002, we acquired an exclusive, worldwide license from the University of Pittsburgh to utilize specific technology under certain patent rights and know-how related to methods of using calcitriol, and its derivatives and analogs, with certain chemotherapies. We are the exclusive licensee from the University of Pittsburgh of two issued U.S. patents, two pending U.S. patent applications, 18 foreign patents (under the European Patent Convention), and six pending foreign applications. One of the issued U.S. patents claims a method of killing cells such as cancer cells with any vitamin D derivative together with paclitaxel or cyclophosphamide, and expires in August 2017. The second issued patent claims a method of killing neoplastic cells with any vitamin D derivative together with carboplatin, cisplatin, paclitaxel or Taxotere, and expires in August 2017.

We also own four pending U.S. patent applications; one issued foreign patent and 35 pending foreign applications related to our formulation for calcitriol and other active vitamin D compounds. The four pending patent applications, if issued, should expire in December 2022.

In addition, we have eight pending U.S. patent applications, 24 foreign applications and four patent application filings under the Patent Cooperation Treaty related to our use of Asentar™ in the treatment of cancer and other diseases and medical conditions.

AQ4N

We own or have rights to four issued patents and thirteen pending patent applications related to AQ4N in the United States, Canada, Mexico and under the Patent Cooperation Treaty.

In December 2003, we entered into a license with KuDOS related to AQ4N. Pursuant to this license agreement, we obtained exclusive, royalty-bearing licenses to certain KuDOS patents and know-how and an exclusive license to certain patents and know-how acquired or to be acquired by KuDOS from a third party to our AQ4N product candidate for all human therapeutic, prophylactic and diagnostic uses in the United States, Canada and Mexico. We also received a sub-license to certain patents relating to AQ4N from a third-party licensor to KuDOS. In the event that the third party terminates its license with KuDOS, the third party has agreed to provide us with a substantially similar license for the North American market. In addition, we acquired an exclusive royalty-free right, but not the obligation, to use in the United States, Canada and Mexico any trademarks hereafter owned, controlled, used or proposed to be used by KuDOS in connection with the marketing of AQ4N.

Competition

The development and commercialization of new drugs are highly competitive. Our major competitors are large pharmaceutical, specialty pharmaceutical and biotechnology companies, both in the United States and abroad. Any product candidates that we successfully develop and commercialize will compete with existing and new drugs and therapies in the field of cancer. Many of these entities developing and marketing potentially competing products have substantially greater financial resources and expertise in the areas of manufacturing, product development, clinical trials, regulatory submissions, and marketing. These entities also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring products and technologies complementary to, our programs.

Our ability to compete successfully will depend largely on our ability to:

•	advance the development of our lead programs, including the enrollment of patients for our clinical trials;

•	gain regulatory approval for our product candidates in their respective first indications as well as expand into additional indications;

•	commercialize our lead products successfully, including convincing physicians, insurers and other third-party payors of the advantages of our products over current standard therapies;

•	obtain intellectual property protection and protect the exclusivity for our products; and

•	acquire other product candidates to expand our pipeline.

Noted below is some of the existing and potential competition for each of our products under development.

Asentar™

The main treatment options for advanced prostate cancer are hormonal therapy, chemotherapy, palliative treatments for cancer that has spread to the bones or other organs and palliative local radiation therapy.

Other marketed products that are used in the treatment of advanced prostate cancer include Emcyt®; Novantrone®, Paraplatin®, Taxol®, and Thalomid®. We believe the potentially competitive products, including those in clinical development, can be categorized broadly as follows: (a) agents potentially useful in combination therapy with Taxotere, such as Avastin®, Thalomid, Velcade®, GVAX® GM-CSF immuno-therapy, Provenge® immuno-therapy, Eloxatin®, VEGF-Trap, (b) other formulations of calcitriol, calcitriol analogs, such as Zemplar®, Hectorol®, inecalcitol and seocalcitol, cytotoxic monotherapies such as satraplatin, and (c) non-cytotoxic monotherapies.

Although a composition of matter patent protection claim is not available for calcitriol, the active ingredient in Asentar™, our issued and pending patents relating to the methods of use and pharmaceutical compositions should provide broad intellectual property rights that should help mitigate or deter competition in AIPC from other calcitriol and related analog formulations, such as currently marketed low-dose formulations for the treatment of chronic renal disease and psoriasis.

In addition, we believe that the currently marketed low-dose oral formulations of calcitriol for the treatment of chronic renal disease, such as Rocaltrol, are not viable substitutes for high-dose administration in AIPC due to some of the following reasons: lack of clinically-demonstrated survival benefit or safety profile; limited bioavailability; non-linear dose-related increase in maximum plasma concentration, and cumulative exposure; inter-patient variability; and lack of convenience due to the number of pills required to achieve such high-dose levels.

AQ4N

In the United States, most physicians have been treating GBM patients with surgery followed by radiation therapy and often chemotherapy, such as temozolomide or procarbazine, or a combination of these therapies. Cintredekin besudotox has received orphan drug designation in the US and Europe and fast track drug development program status from the FDA. In addition, cintredekin besudotox has been selected to participate in the FDA’s Continuous Marketing Application Pilot 2 program. Several agents and approaches remain in various stages of investigation and include Avastin ®, which is currently undergoing phase 3 trial in combination with chemotherapy.

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, pre-market approval, manufacture, marketing and distribution of pharmaceutical and biological products. These agencies and other federal, state and local entities regulate research and development activities and the testing, approval, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of our product candidates. Failure to comply with applicable FDA or other requirements may result in civil or criminal penalties, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market.

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FFDCA, its implementing regulations. The process required by the FDA before our drug and biologic product candidates may be marketed in the United States generally involves the following:

•

completion of extensive pre-clinical laboratory tests, pre-clinical animal studies and formulation studies all performed in accordance with FDA’s current Good Laboratory Practice, or cGLP, regulations;

•	submission to the FDA of an IND which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission to the FDA of a new drug application, or NDA;

•

satisfactory completion of an FDA preapproval inspection of the manufacturing facilities at which the product is produced to assess compliance with current Good Manufacturing Practice, or cGMP, regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Pre-clinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of pre-clinical tests, together with manufacturing information and analytical data, are submitted as part of an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30 day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our IND submissions, or those of our collaborators, may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, and the FDA must grant permission before each clinical trial can begin. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive good clinical practices, or GCPs, regulations and regulations for informed consent.

Clinical Trials

For purposes of NDA submission and approval, human clinical trials are typically conducted in the following three sequential phases, which may overlap:

•

Phase 1 Clinical Trials. Studies are initially conducted in a limited population to test the product candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. In some cases, particularly in clinical trials assessing a product candidate for the treatment of cancer, a sponsor may decide to conduct what is referred to as a “Phase 1b” evaluation, which is a second, safety-focused Phase 1 clinical trial typically designed to evaluate the impact of the drug candidate in combination with currently approved drugs;

•

Phase 2 Clinical Trials. Studies are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials. In some cases, a sponsor may decide to run what is referred to as a “Phase 2b” evaluation, which is a second, confirmatory Phase 2 clinical trial that could, if positive and accepted by the FDA, serve as a pivotal trial in the approval of a product candidate;

•

Phase 3 Clinical Trials. These are commonly referred to as pivotal studies or registration studies or registration trials, when designed to provide the principal basis for approval. When Phase 2 evaluations demonstrate that a dose range of the product is effective and has an acceptable safety profile, Phase 3 clinical trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically-dispersed clinical trial sites; and

•

Phase 4 Clinical Trials. In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after NDA approval. Such post approval trials are typically referred to as Phase 4 studies.

New Drug Applications

The results of product development, pre-clinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs also must contain extensive manufacturing information. Once the submission has been accepted for filing, the FDA targets 10 months to review the application and respond to the applicant. This 10 month review time from the date of the receipt of the application is in accordance with the Prescription Drug User Fee Act. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal Phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase 4 studies, and surveillance programs to monitor the safety effects of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post marketing programs or other information.

As an alternate path to FDA approval for modifications to formulations of products previously approved by the FDA, or new indications for use of previously approved products, an applicant may file an NDA under Section 505(b)(2) of the FFDCA. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent

Term Restoration Act of 1984 (also known as the Hatch-Waxman Act), and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The Hatch-Waxman Act permits the applicant to rely upon certain pre-clinical or clinical studies conducted for an approved product. The FDA typically requires companies to perform additional, sometimes extensive, clinical studies and analyses to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. We may seek approval of some of our product candidates under Section 505(b)(2) of the FFDCA. For instance, if we submit an NDA for our Asentar™ product candidate, we may rely on previous studies conducted on approved formulations of calcitriol, and thus the application may be filed under Section 505(b)(2).

We may also seek approval of our product candidates under programs designed to accelerate the FDA’s review and approval of NDAs. For instance, we may seek FDA designation of a product candidate as a “fast track product.” Fast track products are those products intended for the treatment of a serious or life-threatening condition and which demonstrate the potential to address unmet medical needs for such conditions. If fast track designation is obtained, FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information. In some cases, a fast track product may be approved on the basis of either a clinical endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefit under the FDA’s accelerated approval regulations. Approvals of this kind typically include requirements for appropriate post-approval Phase 4 studies to validate the surrogate endpoint or otherwise confirm the effect of the clinical endpoint. In addition, our product candidates may be eligible for “priority review,” or review within a six month timeframe from the date a complete NDA is accepted for filing, if we show that our product candidate provides a significant improvement compared to marketed drugs. Because we are studying our product candidates for the treatment of serious and life-threatening conditions, we regularly assess the potential for using these programs. However, there can be no assurance that any of our products in development will receive designation as fast track products or that our products will be reviewed or approved more expeditiously than would otherwise have been the case. For instance, prior to commencing our ASCENT-2 clinical trial of our Asentar™ product candidate, we asked the FDA whether the data from the ASCENT clinical trial were sufficient to support designation of Asentar™ as a fast track product. The FDA responded that, due to the failure to achieve the primary endpoint in the ASCENT clinical trial, a fast track designation was not warranted at the time. We may later seek fast track designation for the Asentar™ product candidate based on the results of our ongoing ASCENT-2 clinical trial.

Other Regulatory Requirements

Any products manufactured or distributed by us or our collaborators pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping and reporting requirements. Adverse event experience with the product must be reported to the FDA in a timely fashion and pharmacovigilance programs to proactively look for these adverse events may be mandated by the FDA. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as Warning Letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If our present or future third party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs and biologics may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require us to develop additional data or conduct additional pre-clinical studies and clinical trials. Failure to comply with these requirements can result in adverse publicity, Warning Letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.

International Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our future product candidates. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marking authorization that is valid for all European Union member states. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marking authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

In Canada, applications for marketing authorizations are submitted to Health Canada, which is a centralized regulatory body overseeing prescription drug approval for all of Canada. At present, Health Canada targets 355 days for application review and approvals. Once approved, the sponsor has the right to sell the drug in Canada; however, placement on the reimbursement formularies in the various Canadian provinces may take an unspecified amount of time.

In addition to regulations in Europe and the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of our future product candidates.

Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement from government and other third-party payors, including the Medicare and Medicaid programs. Third-party payors are increasingly challenging the pricing of pharmaceutical products and may not consider our future product candidates cost-effective or may not provide coverage of and adequate reimbursement for our future product candidates, in whole or in part. In the United States, there have been and we expect there will continue to be a number of legislative and regulatory proposals to change the health care system in ways that could significantly affect our business. For instance, on December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, which, among other things, established a new prescription drug benefit policy beginning January 1, 2006 and changed the reimbursement for certain oncology drugs under existing benefits. It remains difficult to predict the impact of the MMA on us and our industry. Furthermore, we cannot predict the impact of any new legislations or regulations that may be enacted or adopted in the future on our business.

Manufacturing

We do not own facilities for the manufacture of materials for clinical or commercial use. We rely and expect to continue to rely on contract manufacturers with whom we have agreements directly, or indirectly through our product licensors, for process development as well as manufacturing of our products in accordance with current cGMP for use in clinical trials. We will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale. Contract manufacturers are subject to extensive governmental regulation.

In December 2001, we entered into a supply agreement with Plantex USA, under which Plantex will supply calcitriol, the active ingredient in Asentar™, for our use in clinical trials and other development activities and for commercial sale. Except in limited circumstances, we are obligated to purchase all of our calcitriol product requirements from Plantex. Without our consent, during the term of the agreement, Plantex may not supply calcitriol to any other entity for use in the treatment or prevention of cancer. Following FDA marketing approval of Asentar™, Plantex must maintain in its inventory a six-month supply of calcitriol, based on our then forecasted amounts. If we receive FDA approval to market Asentar™, Plantex will have the right to re-evaluate the price for calcitriol, subject to certain limitations on price increases if our purchases of calcitriol exceed a specified amount. Either Plantex or we may terminate the agreement upon two years prior written notice to the other party, but not before the third anniversary after we receive marketing approval for Asentar™ from the FDA.

In January 2006, we entered into an amendment to our supply agreement with Plantex. Pursuant to the amendment, Plantex may terminate the supply agreement, with one year notice, in the event that we do not receive marketing approval for Asentar™ from the FDA before December 2011. The supply agreement with Plantex was further amended in March 2006 to obligate Novacea to purchase up to 80% of its annual requirement of calcitriol from Plantex for its manufacture, sale and distribution of Finished Products, as defined in the agreement, provided that Novacea together with any of its affiliates will not purchase more than five (5) grams of calcitriol from any other source in a calendar year. In February 2007, the agreement was amended to permit Novacea to evaluate alternate sources of supply, so that the qualified alternative source supplier will be available as needed per the original agreement.

We have agreed with KuDOS to initially coordinate on the manufacture and supply of both the Active Pharmaceutical Ingredient and the Final Product, as defined in the license agreement, related to AQ4N. After we reach an agreement with KuDOS regarding certain manufacturing specifications and validated methods for the Active Pharmaceutical Ingredient in AQ4N, we will have numerous options by which we may fulfill our AQ4N requirements. After we reach an agreement with KuDOS regarding certain specifications for the Final Product, KuDOS will have numerous options by which KuDOS may supply its requirements of Final Product.

Insurance

We maintain liability insurance for our clinical trials, and intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for any of our products. Insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against product liabilities.

Trademark

Novacea is our registered trademark. We have also applied for registration of the Novacea trademark outside the United States.

Employees

As of December 31, 2006, we had 59 full-time employees, 12 of whom hold Ph.D., M.D. or comparable degrees and 14 of whom hold other advanced degrees. There are 46 employees engaged in development activities and 13 employees in business development, finance and other administrative functions. Our employees are not represented by any collective bargaining unit. We have never experienced any employment-related work stoppages and we believe our relationship with our employees is good.

Facilities

As of December 31, 2006, we subleased approximately 18,820 square feet of space in South San Francisco, California from an independent party for our headquarters and as the base for our operational activities, with annual lease payments totaling approximately $474,000. The lease expires in June 2007. In the future, we may lease or sublease additional space that we believe will be available on commercially reasonable terms.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

Available Information

Availability of Reports. We are a reporting company under the Securities Exchange Act of 1934, as amended, and we file reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any of our filings at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we make filings to the SEC electronically, you may access this information at the SEC’s Internet site: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.

Web Site Access. Our Internet web site address is www.novacea.com. We make available, free of charge at the “Investor Relations” portion of this web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our web site. Information in, or that can be accessed through, our web site is not part of this annual report on Form 10-K.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We are not profitable and have incurred losses in each year since our inception in 2001. We have only generated a limited amount of grant revenue, and we have not generated any revenue from product sales. We do not anticipate that we will generate revenue from the sale of products for the foreseeable future. We have not yet submitted any products for approval by regulatory authorities and we do not currently have rights to any products that have been approved for marketing in our territory. We continue to incur research and development and general and administrative expenses related to our operations. Our net loss for the years ended December 31, 2004, 2005 and 2006 was $18.0 million, $23.8 million, and $29.6 million, respectively. As of December 31, 2006, we had an accumulated deficit of $91.4 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and prepare for and begin to commercialize any approved products. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

We are continuing to enroll patients in our Phase 3 clinical trial of Asentar™, referred to as our ASCENT-2 clinical trial, with targeted enrollment of approximately 900 patients. Our ASCENT-2 clinical trial is designed based on observations about secondary endpoints from our completed Phase 2 clinical trial, referred to as our ASCENT clinical trial, which enrolled 250 patients. In addition, while our ASCENT clinical trial evaluated the weekly administration of Asentar™ in combination with weekly Taxotere® versus once weekly placebo in combination with weekly Taxotere, our ASCENT-2 clinical trial evaluates this Asentar™ and Taxotere regimen versus the currently approved regimen for Taxotere, which is dosed every three weeks in combination with prednisone. As a result of these differences and other factors, the data collected from our ASCENT-2 clinical trial may not demonstrate the levels of safety and efficacy observed in our earlier clinical trials, including our ASCENT clinical trial.

The primary endpoint for our ASCENT clinical trial of Asentar™ was a 50% reduction in Prostate Specific Antigen Response, or PSA Response, at six months. Our ASCENT clinical trial was designed to detect an increase in the frequency of PSA Response from 45% of the patients in the placebo arm to 65% of the patients in the Asentar™ arm after six months of treatment. Six months after the last patient was enrolled, we conducted the primary efficacy analysis for our ASCENT clinical trial, which showed that PSA Response was achieved by 58% of the subjects in the Asentar™ arm compared to 49% in the placebo arm. The increase in PSA Response was not statistically significant and we did not satisfy the primary endpoint for the ASCENT clinical trial. Based on the fact that we did not achieve statistical significance with the primary endpoint, the FDA has indicated to us that it considers all secondary endpoints from our ASCENT clinical trial to be hypothesis generating. Consequently, we must complete our ASCENT-2 clinical trial to confirm the efficacy and safety trends in favor of the Asentar™ arm in comparison to the placebo arm that we observed in our ASCENT clinical trial. There can be no assurance that we will be successful in doing so.

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

The FDA could require us to conduct an additional Phase 3 clinical trial for Asentar™ in order to obtain approval, even if our ASCENT-2 clinical trial of Asentar™ is successful.

If the results of our ASCENT-2 clinical trial of Asentar™ are positive, we plan to file a new drug application, or NDA, for Asentar™ and seek FDA approval on the basis of this single clinical trial confirming the observations from our ASCENT clinical trial. We did not request from the FDA a Special Protocol Assessment for our ASCENT-2 clinical trial. Even if our ASCENT-2 Phase 3 clinical confirmatory trial is successfully completed, there can be no assurance that the FDA will accept an NDA on the basis of a single confirmatory Phase 3 clinical trial. For example, we may achieve statistical significance using our pre-specified multivariate Cox model regression analysis. However, if our ASCENT-2 clinical trial does not also achieve statistical significance using the log rank analysis requested by the FDA, the FDA may not accept the data from our ASCENT-2 clinical trial as a basis for regulatory approval of Asentar™ and we may be required to initiate a new clinical trial for Asentar™. Failure to obtain approval on the basis of a single trial would require us to complete additional and more extensive clinical trials, which would be costly and time consuming and delay potential FDA approval of Asentar™ for several more years. Moreover, the FDA may require that we conduct additional post-approval clinical studies as a condition of any approval.

While the FDA regards our ASCENT clinical trial of Asentar™ as completed, approximately 8% of the patients enrolled were still undergoing treatment when our last analysis was performed. Because our ASCENT clinical trial is double-blinded, we cannot assure you that these patients have not subsequently experienced safety or efficacy issues that might result in regulatory delays for Asentar™.

Although the patients in our ASCENT clinical trial of Asentar™ have been analyzed with a median follow-up time of 18.3 months, as of the date of our last analysis approximately 8% of patients enrolled in our ASCENT clinical trial continued to undergo treatment with Taxotere and either placebo or Asentar™ on a blinded basis. We have not accessed or evaluated further data concerning these patients. Although the number of patients undergoing continuing treatment in our ASCENT clinical trial is small, these patients may have experienced clinically relevant safety or efficacy issues attributable to Asentar™ of which we are unaware. Any significant safety or efficacy issue that may have been experienced by these patients could entirely undermine our conclusions regarding our ASCENT clinical trial and negatively impact our ability to complete the ongoing ASCENT-2 clinical trial in a timely fashion, or at all.

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

We have tested the efficacy of Asentar™ in combination with Taxotere in AIPC patients at a single dosing level. We do not currently know the minimum efficacious dose of Asentar™ or whether alternative formulations of calcitriol, the active ingredient in Asentar™ could be substituted.

Our ASCENT clinical trial tested a single dose of 45 micrograms of Asentar™ administered once a week in combination with Taxotere in AIPC patients. We selected this dose because it approximated the dose used by investigators at Oregon Health & Science University, or OHSU, in their small Phase 2 study of calcitriol, the active ingredient in Asentar™, from which favorable efficacy results were reported. We continue to use this dose in our development of Asentar™ based on the survival and safety benefits observed in the ASCENT clinical trial.

If a lower dose of calcitriol is demonstrated to be equally or more effective than Asentar™, physicians might be able to prescribe commercially available formulations of calcitriol to AIPC patients as an alternative to Asentar™. While this may infringe our issued and pending patents, we may be limited in our ability to prevent any such product substitution.

Our ASCENT-2 clinical trial of Asentar™ is designed to evaluate Asentar™ as part of a combination therapy with Taxotere. If safety or efficacy issues arise with Taxotere, we may experience significant regulatory delays and our ASCENT-2 clinical trial may need to be terminated or redesigned.

We are currently enrolling patients in our ASCENT-2 clinical trial to evaluate the use of Asentar™ in combination with Taxotere for the treatment of AIPC. Taxotere is the current standard of care for AIPC. We did not develop or obtain regulatory approval for, and we do not manufacture or sell, Taxotere. If safety or efficacy issues arise with Taxotere, we may experience significant regulatory delays and the FDA may require us to redesign or terminate our current ASCENT-2 clinical trial. If Taxotere is replaced as the standard of care for first-line treatment of AIPC, the results, if any, of our ASCENT-2 clinical trial may be less meaningful and the FDA may require us to initiate additional clinical trials of Asentar™ prior to any regulatory approval. Even if Asentar™ were to receive regulatory approval and be commercialized, we would continue to be subject to the risk that safety or efficacy issues could arise with Taxotere or that Taxotere may be replaced as the standard of care. This could result in Asentar™ being removed from the market or being less commercially successful.

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

We cannot guarantee that lack of composition of matter protection for calcitriol will not adversely impact our proprietary position with respect to Asentar™, or that third parties will be found to infringe any of our issued patent claims, or that these patents will be found valid and enforceable. There can be no assurance that any of our patent applications will issue in any jurisdiction. Moreover, we cannot predict the breadth of claims that may be allowed or the actual enforceable scope of the Asentar™ patents that we hold. Furthermore, while our patent claims cover the treatment of hyperproliferative diseases, which are diseases characterized by abnormal proliferation of cells, by monotherapy with Asentar™, we cannot guarantee that our existing patent applications will provide protection for all monotherapeutic uses of Asentar™ that we may seek to pursue. Furthermore, we may not be able to obtain patent protection for any such uses even if they prove commercially valuable.

There are currently clinical trials ongoing which seek to use other agents with Taxotere for the treatment of AIPC. If these clinical trials are completed prior to our current ASCENT-2 clinical trial, our ability to commercialize Asentar™ may suffer.

Other companies, such as Genentech, Inc., are seeking to commercialize other agents to add to the benefits of Taxotere in the first-line treatment of AIPC. For example, a major oncology cooperative group of investigators is currently conducting a three-year clinical trial studying the use of Genentech’s Avastin® in combination with Taxotere in the first-line treatment of AIPC patients. If this trial, or any similar trial, is completed prior to our current ASCENT-2 clinical trial, or if the results of this trial, or any similar trial, are superior to the results of our current ASCENT-2 clinical trial, it may cause a delay in the approval of Asentar™ or reduce the market opportunity for our lead product candidate.

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

We do not know whether our ASCENT-2 clinical trial of Asentar™ for AIPC, our Phase 1b/2a clinical trial of AQ4N for glioblastoma multiforme will be completed on schedule, or at all, and we cannot guarantee that our planned clinical trials will begin on time or at all. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:

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

Our clinical trials may be suspended or terminated at any time by the Data Safety and Monitoring Board, the FDA, other regulatory authorities, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or us. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

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

Our product candidates will compete with a number of drugs that are currently marketed or in development that also target proliferating cells. We expect that Asentar™ will compete with products that have been marketed or are in advanced stages of development, including Emcyt®, Novantrone®, Paraplatin®, Taxol®, VEGF-Trap, and Thalomid®, Avastin, Satraplatin, Provenge vaccine and the like. We expect that AQ4N will compete with products that have been marketed or are in advanced stages of development, including cintredekin besudotox, Avastin, and radiation therapy.

In many instances, the drugs which will compete with our product candidates are generic, widely available and/or established, existing standards of care. To compete effectively with these drugs, our product candidates will need to demonstrate advantages that lead to improved clinical safety or efficacy compared to these products.

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

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for our existing and future product candidates. Our success depends on our continued ability to attract, retain and motivate highly qualified management and pre-clinical and clinical personnel. The loss of the services of any of our senior management, particularly John G. Curd, M.D., our President and Chief Medical Officer, could delay or prevent the commercialization of our product candidates. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice. We will need to hire additional personnel as we continue to expand our research and development activities and build a sales and marketing function.

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

As we advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with such third parties, as well as additional collaborators and suppliers. Maintaining these relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to: manage our development efforts effectively; manage our clinical trials effectively; hire, train and integrate additional management, development, administrative and sales and marketing personnel; improve our managerial, development, operational and finance systems and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure.

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

We intend to continue to rely on in-licensing as the source of any of our future product candidates for development and commercialization. Because we do not currently have nor do we intend to establish internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license products to us. The success of this strategy depends upon our ability to identify, select and acquire pharmaceutical product candidates. Proposing, negotiating and implementing an economically viable product acquisition or license is a lengthy and complex process. We compete for partnering arrangements and license agreements with pharmaceutical and biotechnology companies and academic research institutions. Our competitors may have stronger relationships with third parties with whom we are interested in collaborating, greater financial, development and commercialization resources and/or may have more established histories of developing and commercializing products than we do. As a result, our competitors may have a competitive advantage in entering into partnering arrangements with such third parties. In addition, even if we find promising product candidates, and generate interest in a partnering or strategic arrangement to acquire such product candidates, we may not be able to acquire rights to additional product candidates or approved products on commercially reasonable terms that we find acceptable, or at all.

We expect that any product candidate to which we acquire rights will require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and other non-U.S. regulatory authorities. All product candidates are subject to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities and the possibility that, due to strategic considerations, we will discontinue research or development with respect to a product candidate for which we have already incurred significant expense. For example, in the fourth quarter of 2006, we exercised our right to terminate our existing agreements with Pierre Fabre relating to our prior product candidate, vinorelbine oral. Even if the product candidates are approved, we cannot be sure that they would be capable of economically feasible production or commercial success.

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

Our product candidates require precise, high quality manufacturing. Any of our contract manufacturers will be subject to ongoing periodic unannounced inspection by the FDA and other non-U.S. regulatory authorities to ensure strict compliance with current Good Manufacturing Practice, or cGMP, and other applicable government regulations and corresponding standards. If our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP regulations, we may experience manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production, failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business.

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

Our commercial success will depend on our ability to obtain patents and/or regulatory exclusivity and maintain adequate protection for our technologies and product candidates in the United States and other countries. As of December 31, 2006, we owned or had exclusive rights to 28 issued U.S. and foreign patents and 126 pending U.S. and foreign patent applications. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents covering important technologies or product candidates in a timely fashion, or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. In addition, we generally do not control the patent prosecution of subject matter that we license from others. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over our own. Moreover, the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we do not know whether:

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

The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patents under existing and future laws. Our ability to maintain and solidify our proprietary position for our products will depend on our success in obtaining effective claims and enforcing those claims once granted. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar products. Due to the extensive amount of time required for the development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

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

We license the development and commercialization rights for each of our product candidates, and we expect to enter into similar licenses in the future. For instance, we licensed exclusive worldwide rights from OHSU and the University of Pittsburgh, pursuant to two separate license agreements, that enable us to use and administer calcitriol, the active ingredient in Asentar™, in the treatment of cancer. We licensed exclusive rights in the United States, Canada and Mexico to AQ4N from KuDOS Pharmaceuticals Limited, which was recently acquired by AstraZeneca. In addition, we previously licensed exclusive rights in the United States and Canada to vinorelbine oral from Pierre Fabre. During the fourth quarter of 2006, we exercised our right to terminate our existing agreements related to our prior product candidate, vinorelbine oral, and return to Pierre Fabre the vinorelbine oral product rights in the United States and Canada. Under these licenses we are subject to commercialization and development, sublicensing, royalty and milestone payments, insurance and other obligations. If we fail to comply with any of these obligations or otherwise breach these license agreements, our licensing partners may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. For example, KuDOS may terminate our license agreement if we directly or indirectly oppose or assist any third party in opposing KuDOS’ patents in the United States, Canada or Mexico. In addition, KuDOS may take actions related to its agreement with the primary licensor, which could result in the termination of our rights under our license agreement with KuDOS. Loss of any of these licenses or the exclusivity rights provided therein could harm our financial condition and operating results, including by resulting in the termination or delay of, or a reduction in the scope of our development efforts with respect to, any of our current or future product candidates, or by resulting in increased competition with respect to any of our current or future product candidates. In addition, to the extent that we receive benefits from collaborative provisions under any of our license agreements, we may lose those benefits, which could result in significant increases to our product development expenditures, and the need to hire additional employees or otherwise develop expertise for which we have not budgeted.

If conflicts of interest arise between our licensing partners and us, any of them may act in their self-interest, which may be adverse to our interests.

We license the development and commercialization rights for each of our product candidates, and we expect to enter into similar licenses in the future. If a conflict of interest arises between us and one or more of our licensing partners, they may act in their own self-interest and not in our interest or in the interest of our stockholders. For example, even after entering into licensing agreements, our licensors may seek to renegotiate or terminate their relationships with us for a variety of reasons, including unsatisfactory clinical results or timing, a change in our or their business strategy on either our or their part or for other reasons. If one or more of our licensing partners were to breach their licensing agreement with us, or seek to renegotiate such agreement, the business attention and focus of our management team would be diverted and the development and commercialization of our product candidates may be delayed or terminated.

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

For example, we are aware of a pending U.S. patent application owned by a competitor with claims that, as originally filed, would have presented potential infringement issues if a patent had issued. The claims have since been narrowed so that they do not cover the use of Asentar™ for the treatment of cancer; however, this competitor has filed a continuation application with the original claims, which if successful, could result in an issued patent that covers the use of Asentar™ for the treatment of cancer. While we are aware of issued U.S. patents which claim formulations similar to Asentar™, we believe that Asentar™ does not infringe the claims of these issued patents. In addition, we are aware of a patent that appears to be broad enough to cover Sanofi-Aventis’ Taxotere® formulation and use thereof to treat cancer. We believe that the use of Asentar™ together with Sanofi-Aventis’ Taxotere® formulation to treat cancer does not infringe any valid claim of this patent.

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

Although we are not currently a party to any legal proceedings relating to our intellectual property, in the future, third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert these claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend against these claims, whether they are with or without any merit, whether they are resolved in favor of or against us or our licensors, we may face costly litigation and diversion of management’s attention and resources. As a result of these disputes, we may have to develop costly non-infringing technology, or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, if at all, could seriously harm our business or financial condition.

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

Many of our employees were previously employed at universities or biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we have not received any claim to date, we may be subject to claims that these employees or through their employment, we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel.

We expect that the price of our common stock may be volatile.

Prior to our initial public offering of common stock, there was no public market for our common stock. The price of our common stock may be volatile as a result of changes in our operating performance or prospects. From the date of our initial public offering in May 2006 through December 31, 2006, the price of our common stock has ranged from a high of $12.25 to a low of $5.45. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

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

The ownership of our common stock may continue to be highly concentrated.

As of the consummation of our initial public offering on May 15, 2006, we believe that our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned approximately 75% of our outstanding common stock. Based on required securities filings, we do not believe that any substantial change has occurred in this ownership concentration. Accordingly, these stockholders, acting as a group, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the Securities and Exchange Commission and by the NASDAQ Global Market, will result in increased costs to us as we respond to these requirements. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

A significant portion of our outstanding common stock may be sold into the market. Substantial sales of our common stock, or the perception such sales are likely to occur, could cause the price of our common stock to decline.

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA. We have not submitted an application for or received marketing approval for any of our product candidates. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA, non-U.S. regulatory authorities or other applicable U.S. and non-U.S. regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

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

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. The commercial success of our existing and future product candidates in both domestic and international markets will depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, managed care organizations, and other third-party payors. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our existing and future product candidates. These payors may conclude that our future product candidates are less safe, less effective or less cost-effective than existing or later introduced products, and they may not approve our future product candidates for coverage and reimbursement. The failure to obtain coverage and adequate reimbursement for our existing and future product candidates or health care cost containment initiatives that limit or restrict reimbursement for our existing and future product candidates may reduce any future product revenue.

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

We intend to market certain of our existing and future product candidates in non-U.S. markets. In order to market our existing and future product candidates in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with non-U.S. regulatory authorities, and the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more non-U.S. regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval as well as other risks specific to the jurisdictions in which we may seek approval. We may not obtain non-U.S. regulatory approvals on a timely basis, if at all. We may not be able to file for non-U.S. regulatory approvals and may not receive necessary approvals to commercialize our existing and future product candidates in any market.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2006, we subleased approximately 18,820 square feet of space in South San Francisco, California from an independent party for our headquarters and as the base for our operational activities, with annual lease payments totaling approximately $474,000. The lease expires in June 2007. In the future, we may lease or sublease additional space that we believe will be available on commercially reasonable terms.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Use of Proceeds From Registered Securities

On May 15, 2006, the Company completed its initial public offering, or IPO, of 6,250,000 shares of its common stock at the public offering price of $6.50 per share for gross proceeds of approximately $40.6 million. We paid the underwriters a commission of approximately $2,843,750 and incurred additional offering expenses of approximately $2,505,364. On June 9, 2006, the underwriters of the Company’s initial public offering purchased an additional 657,500 shares of the Company’s common stock pursuant to their over-allotment option at the public offering price of $6.50 per share for gross proceeds of approximately $4.3 million. Net proceeds from the initial public offering and the subsequent exercise of the underwriters’ over-allotment option to purchase additional shares of the Company’s common stock were approximately $39.2 million, after deducting underwriting discounts and commissions and other offering expenses. The managing underwriters of our initial public offering were Bear, Stearns & Co., Inc. and Cowen and Company, LLC. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 14,239,571 shares of common stock.

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

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol “NOVC”. The following table sets forth, for the period indicated (which begins on the first day our common stock was publicly traded), the high and low sales prices per share of our common stock for each full quarterly period since our initial public offering, as reported on The NASDAQ Stock Market.

	Sales Price
	High	Low
May 10, 2006, to June 30, 2006	$9.94	$6.01
July 1, 2006, to September 30, 2006	$12.25	$5.45
October 1, 2006 to December 31, 2006	$7.77	$5.62

The closing price of our common shares as reported by the NASDAQ Stock Exchange on March 28, 2007 was $7.40 per share. As of March 28, 2007 there were approximately 125 holders of record of our common stock.

Dividend Policy

No dividends have been declared or paid on our common stock. We do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

We did not make any repurchases of common stock during the fourth quarter of 2006.

Securities Authorized For Issuance Under Equity Compensation Plans

Information relating to compensation plans under which equity securities are authorized for issuance is set forth under Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Performance Graph

The following graph and table compare:

•

the performance of an investment in our common stock over the period of May 10, 2006 through December 31, 2006, beginning with an investment at the closing market price on May 10, 2006, the end of the first day our common stock traded on the Nasdaq Global Market following our initial public offering, and thereafter, based on the closing price of our common stock on the Nasdaq Global Market; with

•

an investment in the Amex Biotechnology Index, an investment in the NASDAQ Composite Index and an investment in the NASDAQ Biotech Index, in each case, beginning with an investment at the closing price on May 10, 2006 and thereafter, based on the closing price of the index.

The graph and table assume $100 was invested on the starting date at the price indicated above and that dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

The information provided above under the heading “Performance Graph” is not “soliciting material” and shall not be considered “filed” with the Securities and Exchange Commission or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data

Set forth below is selected financial data of Novacea, Inc. as of and for the years ended December 31, 2002, 2003, 2004, 2005, and 2006. The financial data has been obtained or derived from our records. Our historical results are not necessarily indicative of results to be expected in any future period.

	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Balance sheet data
Cash, cash equivalents and marketable securities	$40,588	$63,883	$46,641	$50,522	$64,579
Working capital	40,577	62,873	44,909	47,047	59,438
Total assets	41,872	65,231	48,030	52,264	66,064
Convertible preferred stock	48,000	82,944	82,944	108,024	—
Common stock and additional paid-in capital	245	328	460	3,507	152,451
Deferred stock-based employee compensation	—	—	—	(2,162)	(1,268)
Deficit accumulated during the development stage	(7,217)	(19,992)	(37,944)	(61,749)	(91,377)
Total stockholders’ equity (net capital deficiency)	(6,972)	(19,673)	(37,613)	(60,442)	59,824

	Years Ended December 31,					Period from Inception (February 27, 2001) to December 31, 2006
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Statements of operations data
Grant revenue	$371	$1,330	$1,120	$56	$371	$3,248
Operating expenses:
Research and development	4,037	10,930	14,687	17,808	21,809	70,315
General and administrative	2,212	3,691	5,212	7,112	11,306	30,135

Total operating expenses	6,249	14,621	19,899	24,920	33,115	100,450

Loss from operations	(5,878)	(13,291)	(18,779)	(24,864)	(32,744)	(97,202)
Interest and other income, net	242	516	827	1,059	3,116	5,829
Interest expense	—	—	—	—	—	(4)

Net loss	$(5,636)	$(12,775)	$(17,952)	$(23,805)	$(29,628)	$(91,377)

Net loss per common share, basic and diluted	$(6.92)	$(14.15)	$(16.56)	$(17.03)	$(1.98)

Shares used in computing basic and diluted net loss per common share	815	903	1,084	1,398	14,991

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2004, 2005 and 2006. Unless the context indicates otherwise, as used herein, the terms “we,” “us” and “our” refer to Novacea, Inc.

The following discussion should be read in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The information in this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking. Actual results and the timing of events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in Item 1A—“Risk Factors” of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this Annual Report.

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

We incorporated in February 2001 and continue to be a development stage company. We have devoted substantially all of our resources to the licensure and clinical development of our product candidates. We have generated only a limited amount of grant revenue, and we have not generated any revenue from the sale of our product candidates. Until we completed our initial public offering in May 2006, we funded our operations primarily through the private placement of equity securities. In our initial public offering, we sold 6,250,000 shares of our common stock and in June 2006, the underwriters of our initial public offering purchased an additional 657,500 shares of our common stock pursuant to their over-allotment option. Net proceeds from the initial public offering and the subsequent exercise of the underwriters’ over-allotment option and purchase of additional shares of our common stock were approximately $39.2 million, after deducting underwriting discounts and commissions and other offering expenses. Our net loss for the years ended December 31, 2004, 2005 and 2006 was $18.0 million, $23.8 million and $29.6 million, respectively. As of December 31, 2006, we had an accumulated deficit of $91.4 million. We expect our net losses to increase primarily due to our anticipated clinical trial activities. Clinical trials are costly, and as we continue to advance our product candidates through development, we expect our research and development expenses to increase significantly, especially as we continue our Phase 3 clinical trial of Asentar™ for the treatment of patients with AIPC. As compared to Phase 1 and Phase 2 clinical trials, Phase 3 clinical trials are typically more expensive as they involve a greater number of patients, are conducted at multiple sites and sometimes in several countries, are conducted over a longer period of time and require greater quantities of drug product. In addition, we plan to expand our infrastructure and facilities and hire additional personnel, including clinical development, administrative, sales and marketing personnel. We are unable to predict when, if ever, we will be able to commence the sale of, or generate any other type of revenue for, any of our product candidates.

Revenues. We have generated $3.2 million in grant revenues from our inception in 2001 through December 31, 2006, and do not expect to generate any revenues from the sale of our product candidates for at least several years.

Research and Development Expenses. Research and development expenses consist primarily of costs for: personnel, including salaries and benefits; regulatory activities; pre-clinical studies; clinical trials; materials and supplies; and allocations of other research and development-related costs. External research and development expenses include fees paid to other entities that manufacture our products for use in our clinical trials and that conduct certain research and development activities on our behalf. We recognize research and development expenses as they are incurred. The costs to acquire technologies to be used in research and development activities, but which have not reached technological feasibility and have no alternative future use, are expensed when incurred. Payments to licensors that relate to the achievement of pre-approval development milestones are recorded as research and development expense when incurred. Clinical trial costs are a significant component of our research and development expenses. Currently, we manage our clinical trials through independent medical investigators at their sites and at hospitals. We accrue research and development expenses for clinical trials based on estimates from our ongoing monitoring of the levels of patient enrollment and other activities at the investigator sites.

From our inception in 2001 through December 31, 2006, we have incurred an aggregate of $70.3 million of research and development expenses. We expect that research and development expenses will increase significantly in the future as we progress our product candidates through the more expensive Phase 2 and Phase 3 clinical trials, start additional clinical trials, file for regulatory approvals, hire more employees and expand our infrastructure and facilities. Completion of clinical trials may take several years, although the length of these trials varies substantially according to the nature and complexity of the particular product candidate.

The following table provides a general estimated completion period for each phase of the clinical trials that we typically conduct:

Clinical Phase	Estimated Completion Period
Phase 1/2	0.5-2.0 Years
Phase 2	1.5-3.0 Years
Phase 3	3.0-5.0 Years

We initiated patient enrollment for our ASCENT-2 clinical trial of Asentar™ in the first quarter of 2006 and expect to receive data from this trial in approximately three years from the inception of the trial.

The clinical development and regulatory approval processes inherently contain significant risks and uncertainties. Therefore, it is difficult to estimate the costs necessary to complete development projects. For example: we may experience delays or fail to obtain institutional review board approval to conduct clinical trials at a prospective site; we may experience delays or fail to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators; patient enrollment may be slower than expected at trial sites due to factors including the limited number of, and substantial competition for, suitable patients with the particular types of cancer required for enrollment in our clinical trials; there is a limited number of, and substantial competition for, suitable sites to conduct our clinical trials; clinical trial sites may terminate our clinical trials; patients and medical investigators may be unwilling or unable to follow our clinical trial protocols; patients may fail to complete our clinical trials once enrolled; results from clinical trials may be unfavorable; and unforeseen safety issues may arise or regulatory agencies may deem data from clinical trials insufficient for marketing approval and may require additional clinical trials. Additionally, risks related to the timing and results of our clinical trials add to the difficulty of estimating the costs necessary to complete development projects. For example: we cannot guarantee that the FDA will not require us to conduct an additional Phase 3 clinical trial for Asentar™ in order to obtain approval, even if our ASCENT-2 clinical trial of Asentar™ is successful; failure to recruit and enroll patients for clinical trials may cause the development of our product candidates to be delayed; if safety or efficacy issues arise with Taxotere, we may experience significant regulatory delays and our ASCENT-2 clinical trial may need to be terminated or re-designed; the results of previous clinical trials may not be predictive of future results, which might delay regulatory approval, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities; or our product candidates may cause undesirable side effects during clinical trials that could delay or prevent their regulatory approval or commercialization. Because of these risks, the cost projections and development timelines related to our clinical development and regulatory programs may be materially impacted. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for our personnel in executive, business development, marketing, human resources, external communications, finance and other administrative functions, as well as consulting costs, including market research and business consulting. Other costs include professional fees for legal and accounting services, insurance and facility costs. We anticipate that general and administrative expenses will increase significantly in the future as we continue to expand our operating activities and as a result of costs associated with being a public company. From our inception through December 31, 2006, we have incurred an aggregate of $30.1 million of general and administrative expenses.

Results of Operations

The following table reflects year over year changes in selected line items from our statements of operations (in thousands, except percentages).

	Years ended December 31,
	2004	2005	Change Year Over Year		2006	Change Year Over Year
Grant Revenue	$1,120	$56	$(1,064)	(95)%	$371	$315	563%
Research and Development Expenses	14,687	17,808	3,121	21%	21,809	4,001	22%
General and Administrative Expenses	5,212	7,112	1,900	36%	11,306	4,194	59%
Interest and Other Income, Net	827	1,059	232	28%	3,116	2,057	194%

Years ended December 31, 2004, 2005 and 2006

We have a limited operating history. We present below our results of operations for the year ended December 31, 2006 compared to the year ended December 31, 2005 and for the year ended December 31, 2005 compared to the year ended December 31, 2004.

Grant Revenue

Grant revenue for the year ended December 31, 2006 was $0.4 million compared to $0.1 million for the year ended December 31, 2005 compared to $1.1 million for the year ended December 31, 2004. The increase of $0.3 million, or 563%, in grant revenue from 2005 to 2006 was due to a development progress milestone achieved in the first quarter of 2006. The decrease of $1.1 million, or 95%, in grant revenue from 2004 to 2005 was mainly due to a lower number of development progress milestones achieved in 2005 with one of our two agreements with Aventis Pharmaceuticals, Inc. related to our Asentar™ clinical studies.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2004, 2005 and 2006.

	Years ended December 31,
	2004	2005	2006
	(in thousands)
Research and development expenses
Asentar™	$11,313	$7,298	$12,920
Vinorelbine oral	—	3,502	3,201
AQ4N	2,693	4,314	1,990
Other projects	681	2,556	3,294
Stock-based employee compensation	—	138	404

Total research and development expenses	$14,687	$17,808	$21,809

Research and development expenses for the year ended December 31, 2006 were $21.8 million compared to $17.8 million for the year ended December 31, 2005, an increase of $4.0 million, or 22%. Research and development expenses associated with Asentar™ were $12.9 million for the year ended December 31, 2006 compared to $7.3 million for the year ended December 31, 2005. The $5.6 million increase was due primarily to the clinical development activities in our ASCENT-2 Phase 3 clinical trial for Asentar™, which began in the first quarter of 2006. Research and development expenses associated with vinorelbine oral for the year ended December 31, 2006 were $3.2 million compared to $3.5 million for the year ended December 31, 2005, which in 2005 primarily reflects our acquiring development and commercialization rights in July 2005 and the expense of a pre-approval development milestone for, and commencing development activities on, vinorelbine oral. Vinorelbine oral research and development expenses in 2006 primarily reflect development activities on the product candidate and the expenses associated with our achievement of a development milestone in the first quarter of 2006. During the fourth quarter of 2006, we exercised our right to terminate our existing agreements related to vinorelbine oral, and to return to the licensor all product rights in the United States and Canada. Research and development expenses associated with AQ4N were $2.0 million for the year ended December 31, 2006 compared to $4.3 million for the year ended December 31, 2005. This $2.3 million decrease resulted primarily from a wind down of clinical activity and related expenditures on the Phase 1 portions of two prior AQ4N clinical trials, partially offset by the costs associated with the initiation of our AQ4N Phase 1b/2a clinical trial, in combination with radiation and chemotherapy, for the treatment of glioblastoma multiforme. Other research and development expenses were approximately $3.3 million for the year ended December 31, 2006 compared to $2.6 million for the year ended December 31, 2005. This $0.7 million increase resulted primarily from costs associated with higher internal and related external, activities associated with advancing our general research and development efforts. Research and development expenses associated with stock-based compensation were $0.4 million for the year ended December 31, 2006 compared to $0.1 million for the year ended December 31, 2005 and accounted for approximately $0.3 million of the increase in research and development expenses.

We expect that research and development expenses will increase significantly in the future as we advance our product candidates through Phase 2 and Phase 3 clinical trials and registration trials, start additional clinical trials, file for regulatory approvals, hire more employees and expand our infrastructure and facilities.

Research and development expenses for the year ended December 31, 2005 were $17.8 million compared to $14.7 million for the year ended December 31, 2004, an increase of $3.1 million. Research and development expenses associated with Asentar™ were $7.3 million for the year ended December 31, 2005 compared to $11.3 million for the year ended December 31, 2004. This $4.0 million decrease was due primarily to the lower level of activity in our ASCENT clinical trial for Asentar™ after completing the final analysis of our secondary efficacy endpoints in April 2005. Research and development expenses associated with vinorelbine oral were

$3.5 million for the year ended December 31, 2005, which primarily reflects our acquiring development and commercialization rights for, and commencing development activities on, vinorelbine oral. We did not have research and development expenses associated with vinorelbine oral for the year ended December 31, 2004 because we did not acquire our rights to vinorelbine oral until July 2005. Research and development expenses associated with AQ4N were $4.3 million for the year ended December 31, 2005 compared to $2.7 million for the year ended December 31, 2004. This $1.6 million increase resulted primarily from our commencing an additional AQ4N clinical trial in April 2005. Other research and development expenses were approximately $2.6 million for the year ended December 31, 2005 compared to $0.7 million for the year ended December 31, 2004. This $1.9 million increase resulted primarily from costs associated with higher internal staff levels and related external activities.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2006 were $11.3 million compared to $7.1 million for the year ended December 31, 2005. The $4.2 million, or 59%, increase in general and administrative expenses was mainly due to higher spending in compensation, insurance, intellectual property, audit, legal, marketing, consulting services and stock-based compensation.

General and administrative expenses for the year ended December 31, 2005 were $7.1 million compared to $5.2 million for the year ended December 31, 2004. The $1.9 million, or 36%, increase in general and administrative expenses was mainly due to higher spending on intellectual property, legal, audit and consulting services.

We anticipate that general and administrative expenses will increase significantly in the future as we continue to expand our operating activities, continue to file and prosecute new and existing patents, and as a result of costs associated with being a public company, including costs associated with compliance with the Sarbanes-Oxley Act of 2002.

Interest and Other Income, Net

Interest and other income, net, for the year ended December 31, 2006 was $3.1 million compared to $1.1 million for the year ended December 31, 2005. The 2006 increase of $2.0 million, or 194%, resulted primarily from increased investment balances resulting from the availability of the net proceeds from our initial public offering completed in the second quarter of 2006 and higher investment yields.

Interest and other income, net, for the year ended December 31, 2005 was $1.1 million compared to $0.8 million for the year ended December 31, 2004. The 2005 increase resulted primarily from increased yields, which were partially offset by lower investment balances throughout most of 2005.

Income Taxes

We have incurred net losses for the years ended December 31, 2006, 2005, and 2004 and, accordingly, we did not pay or record any federal or state income taxes. As of December 31, 2006, we had net operating loss carry-forwards for federal income tax purposes of approximately $88.0 million and research credits of approximately $1.0 million, which will expire beginning in the year 2021. We also had a state net operating loss carry-forward of approximately $87.6 million, which expires beginning in 2013. We also had state research credits of approximately $1.1 million, which have no expiration date.

We have not recorded a benefit from our net operating loss carry forwards because we believe that it is uncertain that we will have sufficient income from future operations to realize the carry-forwards prior to their expiration. Accordingly, we have established a valuation allowance against the deferred tax asset arising from the carry-forwards.

Utilization of the net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carry-forwards and credits before utilization.

Liquidity and Capital Resources

We have incurred net losses of $91.4 million since inception through December 31, 2006. We have generated a limited amount of revenue, and do not expect to generate revenue from product candidates for several years. Since inception, we have funded our operations primarily through the private placement of our preferred stock. We raised net proceeds of $12.1 million through the sale of our Series A convertible preferred stock in 2001 and 2002, $35.9 million through the sale of our Series B convertible preferred stock in 2002 and $34.9 million through the sale of our Series C convertible preferred stock in December 2003. In addition, we raised net proceeds of $25.1 million through an additional sale of our Series C convertible preferred stock in December 2005 and net proceeds of $0.3 million from an additional sale of our Series C convertible preferred stock in January 2006.

In May 2006, we completed our initial public offering of 6,250,000 shares of our common stock and in June 2006, the underwriters of our initial public offering purchased an additional 657,500 shares of our common stock pursuant to their over-allotment option. Net proceeds to us from the initial public offering and the subsequent exercise of the underwriters’ over-allotment option to purchase additional shares of our common stock were approximately $39.2 million, after deducting underwriting discounts and commissions and other offering expenses.

At December 31, 2006, we had cash, cash equivalents and marketable securities of $64.6 million. At December 31, 2005, our cash, cash equivalents and marketable securities were $50.5 million as compared to $46.6 million at December 31, 2004.

Cash Used in Operating Activities

Net cash used in operating activities for the years ended December 31, 2006, 2005, and 2004 was $25.9 million, $21.9 million, and $17.1 million, respectively. For the year ended December 31, 2006, cash used in operations was primarily attributable to our net loss, partially offset by an increase in accrued liabilities resulting principally from increased research and development activities and non-cash charges related to the amortization of deferred stock-based compensation. For the years ended December 31, 2005 and December 31, 2004, cash used in operations was primarily attributable to our net loss incurred in each of these years, partially offset by an increase in accounts payable and accrued liabilities resulting principally from increased research and development activities.

Cash Used in Investing Activities

Net cash used in investing activities was $35.6 million for the year ended December 31, 2006 primarily due to net purchases of short-term investments. Net cash provided by investing activities was $23.9 million for the year ended December 31, 2005 due primarily to net maturities of short-term investments, partially offset by purchases of property and equipment. Net cash provided by investing activities was $1.0 million for the year ended December 31, 2004 primarily due to net maturities of short-term investments, partially offset by purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2006, 2005 and 2004 was $39.9 million, $25.9 million, and $0.1 million, respectively. Net cash provided by financing activities in the 2006 period was primarily related to net proceeds from the sale of common stock in our initial public offering, the sale of convertible preferred stock and the issuance of our common stock from the exercise of outstanding stock options. Net cash provided by financing activities for the year ended December 31, 2005 was primarily related to the sale of convertible preferred stock. Net cash provided by financing activities for the year ended December 31, 2004 was related to proceeds from the issuance of our common stock from the exercise of outstanding stock options.

Liquidity Sources and Cash Requirements and Commitments

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

We expect to incur losses from operations in the future. We expect to incur increasing research and development expenses, including expenses related to clinical trials and additional personnel. We expect that our general and administrative expenses will increase in the future as we expand our staff, add infrastructure and incur additional expenses related to being a public company, including directors’ and officers’ insurance, investor relations and increased professional fees, including costs associated with compliance with the Sarbanes-Oxley Act of 2002. We currently anticipate that our capital resources as of December 31, 2006 will be sufficient to enable us to maintain our currently planned operations through the end of the first quarter 2008.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2006 include purchase commitments and future minimum lease payments under an operating lease. Our purchase commitments are $0.1 million payable in the year ending December 31, 2007. Our future minimum lease payments under an operating lease which expires in June 2007 are $0.2 million payable in the year ending December 31, 2007.

In June 2001, we entered into an exclusive, worldwide license with the Oregon Health & Science University, or OHSU, to utilize specific technology under patent rights and know-how related to the use of calcitriol and its analogs. In connection with entering into this license, we issued 228,571 shares of our common stock to OHSU. Because the technology licensed related to a patent application for a method of use utilized in research and development, and because there was no alternative future use for the technology, we recorded the fair value of the licensed technology as $120,000, based on the fair value of the shares issued, for research and development expense. As of December 31, 2006, we have made $0.2 million in aggregate milestone payments under the agreement. As of December 31, 2006 and under the terms of the agreement, we may be obligated in the future to make certain milestone payments to OHSU of up to an aggregate of $0.6 million, which milestone payments are contingent upon the occurrence of certain clinical development and regulatory events related to Asentar™. We do not anticipate making any milestone, royalty, license or sub-license payments to OHSU under the terms of the agreement in the year ending December 31, 2007.

In July 2002, we acquired an exclusive, worldwide license from the University of Pittsburgh to utilize specific technology under certain patents and know-how applicable to Asentar™. In exchange for this license, we issued 14,285 shares of common stock and paid cash consideration of $100,000 to the University of Pittsburgh.

We recorded the value of the issuance of the common stock as $9,000, based on the fair value of the shares on the date of issuance. The Company capitalized the licensed patent rights of $109,000, included in “Other assets” on the accompanying balance sheet, and is amortizing the asset on a straight-line basis over the estimated useful life of the patents, or approximately 15 years. The carrying value of the licensed patent rights at December 31, 2006 and 2005 was $80,000 and $87,000, respectively. The amortization expense of the licensed patent rights was $7,000 for each of the years ended December 2004, 2005 and 2006 and is expected to remain $7,000 per year through 2011. In addition, we are obligated to issue an additional 14,285 shares of our common stock to the University of Pittsburgh upon the issuance of certain claims included in one of several U.S. patent applications that are subject to this license. Under the terms of the license agreement, we are obligated to pay the University of Pittsburgh certain royalties on net sales of Asentar™ when used in combination with certain chemotherapies. The royalty rate may be reduced in the event that we must pay certain additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell Asentar™. As of December 31, 2006, we have made aggregate annual minimum royalty payments of $0.6 million and an initial license grant payment of $0.1 million under the agreement. Our obligation to make annual minimum royalty payments to the University of Pittsburgh began in July 2003 and this obligation will continue for the duration of the agreement. Under the terms of the agreement, the amount of our annual minimum royalty payment obligation is $100,000, which amount increases by $25,000 each year up to a maximum annual minimum royalty amount of $250,000. As of December 31, 2006 and under the terms of the agreement, the Company may be obligated through 2009 to make certain minimum royalty payments to the University of Pittsburgh of up to an aggregate of $0.7 million, which royalty payments are contingent upon continuation of the license agreement and are creditable against the Company’s royalty obligations that are actually due in any calendar year. We anticipate making aggregate minimum royalty payments of $0.2 million to the University of Pittsburgh under the terms of the agreement in the year ending December 31, 2007. The amount of the annual minimum royalty payment with respect to net sales that we must make to the University of Pittsburgh in any year is creditable against any other royalty payments that are actually due in such year. Minimum royalty payments to the University of Pittsburgh in advance of Asentar™ marketing approval are recorded as research and development expense when incurred. We have agreed to pay the University of Pittsburgh a certain percentage of any sub-license revenues we receive. We have also agreed to reimburse the University of Pittsburgh for all reasonable fees and costs related to the filing prosecution and maintenance of the patent rights underlying the agreement. This agreement will terminate in the United States on the expiration date of the last-to-expire U.S. patent subject to the license. Currently, the last-to-expire U.S. patent under the agreement is scheduled to expire in August 2017, absent an extension of the expiration date of any patent under the agreement past such date. We have patent applications pending which, if issued and not invalidated, may extend the expiration date of the last-to-expire patent. Furthermore, on a country-by-country basis outside of the United States, the term of this agreement continues until the expiration in the applicable country of the last-to-expire of the patents licensed to us under the agreement. In addition, we may terminate the agreement by giving three months prior written notice to the University of Pittsburgh and paying all amounts due under the agreement through the effective date of termination.

In December 2003, we entered into a license agreement with KuDOS Pharmaceuticals Limited, or KuDOS, which was acquired in early 2006 by AstraZeneca PLC. Under our license agreement, we obtained exclusive, royalty-bearing licenses to certain KuDOS patents and know-how and an exclusive license to certain patents and know-how acquired or to be acquired by KuDOS from a third party to our AQ4N product for all human therapeutic, prophylactic and diagnostic uses in the United States, Canada and Mexico. We also received a sub-license to certain patents relating to AQ4N from a third party licensor to KuDOS. Upon signing the agreement in December 2003, we paid KuDOS an up-front fee, which was recorded as research and development expense in the period because the licensed technology was incomplete and had no alternative future use. As of December 31, 2006, the only payments we have made are aggregate research reimbursement payments of $1.0 million and aggregate milestone payments of $1.0 million under the agreement. Under the terms of the agreement, we may be obligated in the future to make certain milestone payments to KuDOS of up to an aggregate of $5.0 million, which milestone payments are contingent upon the occurrence of certain clinical development and regulatory events related to AQ4N. We do not anticipate making any milestone, royalty, license or sub-license payments to KuDOS under the terms of the agreement in fiscal year 2007. Payments to KuDOS that relate to pre-approval development milestones are recorded as research and development expense when incurred. In addition to the foregoing payments, we are obligated to pay to KuDOS certain annual royalties on net sales of AQ4N, which royalty rate may be reduced in the event that we must pay certain additional royalties under patent licenses to third parties in order to manufacture, use or sell AQ4N in the United States, Canada and Mexico. We have agreed to pay KuDOS a certain percentage of any sub-license revenues we receive. Generally, we and KuDOS will each bear our separate costs of development and commercialization, although certain manufacturing process development costs will be shared equally by KuDOS and us. The license agreement will terminate in the United States upon the later of (i) the expiration or termination of KuDOS’ obligation to pay royalties pursuant to its license for AQ4N and (ii) the expiration date of the last-to-expire U.S. patent subject to the license. Currently, the last-to-expire U.S. patent under the agreement is scheduled to expire in October 2010, absent an extension of the expiration date of any patent under the agreement past such date. We have patent applications pending which, if issued and not invalidated, may extend our rights past the expiration date of the last-to-expire patent. Furthermore, on a country-by-country basis outside of the United States, the term of this agreement continues until the later of (i) the expiration or termination of KuDOS’ obligation to pay royalties pursuant to its license for AQ4N and (ii) the expiration date in the applicable country of the last-to-expire of the patents licensed to us under the agreement. Furthermore, in addition to customary termination provisions, including for breach and bankruptcy, KuDOS may terminate the license agreement if we directly or indirectly oppose or assist any third party in opposing KuDOS’ patents in the United States, Canada or Mexico. In addition, KuDOS may take actions related to its agreement with the primary licensor, which could result in the termination of our rights under our license agreement with KuDOS. We may terminate the agreement by giving notice to KuDOS at any time, which termination shall be effective ninety days after such notice and upon transfer of ownership to KuDOS or its designee of certain rights as required by the agreement.

In July 2005, we acquired from Pierre Fabre Medicament, or Pierre Fabre, an exclusive royalty-bearing license under certain patents and know-how to vinorelbine formulated in a soft gelatin capsule, or vinorelbine oral, for all human therapeutic, prophylactic and diagnostic uses in the field of oncology in the United States and Canada.

During the fourth quarter of 2006, we exercised our right to terminate each of the agreements with Pierre Fabre relating to vinorelbine oral and return to Pierre Fabre the vinorelbine oral product rights, and certain other information and materials, licensed or otherwise provided to us under each of the terminated agreements. We provided written notice of our intent to terminate our agreements with Pierre Fabre on October 31, 2006 and, pursuant to the terms of these agreements, the termination was effective on December 30, 2006, sixty days after delivery of such notice. As a result of the termination of our agreements with Pierre Fabre, we will not be obligated in the future to make the milestone and other payments to Pierre Fabre described above.

In August 2002 and August 2003, we entered into agreements with Aventis Pharmaceuticals, Inc., or Aventis. Under these agreements, Aventis agreed to make certain payments totaling up to $3.0 million related to our ASCENT clinical trial for Asentar™ and totaling up to $0.4 million related to our Phase 1/2 clinical trial in non-small cell lung cancer for Asentar™. The clinical trial grant payments were contingent upon the achievement of milestones regarding the progress of these two clinical studies involving Asentar™ and Aventis’ Taxotere oncology product. We are required to provide Aventis with a final trial report for both of the clinical studies upon their completion. Under the agreements, Aventis has no product rights to Asentar™. However, Aventis does have co-ownership rights to certain inventions that arose from the ASCENT clinical trial. To date, we have received $3.0 million in payments from Aventis relating to our ASCENT clinical trial for Asentar™ and $0.3 million in payments from Aventis relating to our Phase 1/2 clinical trial of Asentar™. We may receive up to an aggregate of $0.1 million as an additional grant payment pursuant to the Aventis agreement relating to our Phase 1/2 clinical trial of Asentar™. In January 2006, Aventis merged with Sanofi-Synthelabo Inc. to form Sanofi-Aventis U.S. LLC.

Under the terms of the above license agreements, we have made as of December 31, 2006 and may be obligated in the future to make payments as follows:

Total Obligations under Key Product Candidate License Agreements

(in millions)

	Payments through December 31, 2006	Pre-approval Estimates *		Approval and Post-approval Estimates**	Total
		2007	After 2007
Initiation fees and milestone payments(1)	$6.30	$0.00	$2.30	$3.25	$11.85
Minimum royalty obligations(1)	0.55	0.20	0.48	0.00	1.23

Total	$6.85	$0.20	$2.78	$3.25	$13.08

*	The amounts listed in “Pre-approval” represent estimated cash payments to be made by us prior to the receipt of marketing approval from the FDA or appropriate regulatory agency.

**	The amounts listed under “Approval and Post-approval” represent estimated cash payments to be made by us after we receive FDA approval for a particular product.

(1)	The specific timing of each of the estimated payments reflected in the table above cannot be predicted given the timing and other uncertainties associated with: the progress of our clinical development activities; regulatory events, including delays in, or failures to receive, marketing approvals; and the level of commercial acceptance, if any, for our product candidates.

Off-Balance Sheet Arrangements and Contingencies

As of December 31, 2006 we had no off-balance sheet arrangements, (as defined in Item 303(a)(4)(ii) of Regulation S-K).

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at December 31, 2006 that, in the opinion of management, are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Research and Development Cost. Research and development expenditures are charged to operations as incurred, pursuant to SFAS No. 2, Accounting for Research and Development Costs. The costs to acquire technologies to be used in research and development, but which have not reached technological feasibility and have no alternative future use are expensed when incurred. Payments to licensors that relate to the achievement of pre-approval development milestones are recorded as research and development expense when incurred. Research and development costs for activities conducted through third parties with whom we contract are expensed as the costs are incurred. To the extent we make a payment to a third party vendor representing a refundable deposit, such payment is recorded as a prepaid expense. These third party vendors may include contract research organizations, third-party manufacturers of drug material and clinical supplies and other vendors. Investigator costs related to patient enrollment are accrued as patients enter the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews and correspondence and discussions with external vendors in order to estimate our incurred expenses. Due to the possibility of incomplete or inaccurate information, we may underestimate or overestimate activity levels and related expenses associated with any of our clinical trials at a given point in time. In such an event, we would record adjustments to research and development expenses in future periods when the actual activity level becomes known. In the past, we have not had to make any material adjustments to research and development expenses due to deviations between the estimates used in determining our accruals for clinical trial expenses and the actual clinical trial expenses incurred. Additionally, we do not expect material adjustments to research and development expenses to result from changes in the nature and level of clinical trial activity and related expenses that are currently subject to estimation. In the future, as we expand our clinical trial activities for our product candidates, we expect to have increased levels of research and development costs that will be subject to estimation. Our processes pertaining to those estimates may need to be enhanced in order to continue to adequately determine our accruals for those costs.

Stock-Based Compensation. On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95. We adopted SFAS No. 123R using the prospective transition method. Under the prospective transition method, beginning January 1, 2006, compensation cost recognized includes: (a) compensation cost for all stock-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and (b) compensation cost for all stock-based payment awards granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

See Note 1 to our Financial Statements included in this Annual Report on Form 10-K for further information regarding SFAS No. 123R.

Income Taxes. We have incurred net operating losses for the years ended December 31, 2006, 2005, and 2004 and, accordingly, we did not pay or record any federal or state income taxes. As of December 31, 2006, we had net operating loss carry-forwards for federal income tax purposes of approximately $88.0 million and research credits of approximately $1.0 million, which expire beginning in the year 2021. We also had a state net operating loss carry-forward of approximately $87.6 million, which expires beginning in 2013. We also had state research credits of approximately $1.1 million, which have no expiration date.

We have not recorded a benefit from our net operating loss carry forwards because we believe that it is uncertain that we will have sufficient income from future operations to realize the carry-forwards prior to their expiration. Accordingly, we have established a valuation allowance against the deferred tax asset arising from the carry-forwards.

Utilization of the net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carry-forwards and credits before utilization.

Recently Issued Accounting Pronouncements

Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN No. 48). In June 2006, FASB issued FIN No. 48 that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN No. 48 provides guidance on derecognition (vs. “recognition”), classification, interest and penalties, accounting in interim periods, disclosure and transition. This statement becomes effective for us on January 1, 2007. The cumulative effect of adopting FIN No. 48 will be recorded in accumulated deficit and other accounts, as applicable. We are currently evaluating the impact of adopting FIN No. 48 on our financial statements.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). In September 2006, the FASB issued SFAS No. 157. The statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting FAS No. 157 on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our concentration of credit risk consists principally of cash, cash equivalents, and marketable securities. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term debt securities.

Our investment policy restricts investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; fulfillment of liquidity needs; above-market returns versus industry averages; and fiduciary control of cash and investments. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our portfolio of cash equivalents, short-term marketable securities and restricted cash in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. As of December 31, 2006, all of our investments were in money market accounts, certificates of deposit or investment grade corporate debt obligations and U.S. government securities. Due to the short-term nature of these investments, a 10% movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of December 31, 2006.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Novacea, Inc.

We have audited the accompanying balance sheets of Novacea, Inc. (a development stage company) as of December 31, 2005 and 2006, and the related statements of operations, convertible preferred stock and stockholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2006 and for the period from inception (February 27, 2001) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novacea, Inc. (a development stage company) at December 31, 2005 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 and for the period from inception (February 27, 2001) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2006 Novacea, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment.”

Ernst & Young LLP

Palo Alto, California

March 26, 2007

Novacea, Inc.

(a development stage company)

Balance Sheets

(in thousands, except for share and per share amounts)

	December 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$36,039	$14,429
Marketable securities	14,483	50,150
Interest receivable	243	173
Prepaid and other current assets	964	926

Total current assets	51,729	65,678

Property and equipment, net	255	150
Other assets	280	236

Total assets	$52,264	$66,064

Liabilities, convertible preferred stock and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$2,585	$2,413
Accrued compensation	1,440	2,260
Other accrued liabilities	144	1,191
Liability for early exercise of stock options	513	376

Total current liabilities	4,682	6,240

Commitments (Notes 4 and 6)

Convertible preferred stock, $0.001 par value; 99,351,663 shares authorized; issuable in series:
Series A-1 convertible preferred stock, 0 and 1,142,853 shares designated, issued, and outstanding at December 31, 2006 and 2005, respectively, at amount paid in; aggregate liquidation preference of $5,000 at December 31, 2005	4,941	—
Series A-2 convertible preferred stock, 0 and 1,167,342 shares designated, issued, and outstanding at December 31, 2006 and 2005, respectively, at amount paid in; aggregate liquidation preference of $7,150 at December 31, 2005	7,140	—
Series B convertible preferred stock, 0 and 5,017,416 shares designated, issued, and outstanding at December 31, 2006 and 2005, respectively, at amount paid in; aggregate liquidation preference of $36,000 at December 31, 2005	35,919	—
Series C convertible preferred stock, 0 and 6,875,954 shares designated, issued, and outstanding at December 31, 2006 and 2005, respectively, at amount paid in; aggregate liquidation preference of $60,165 at December 31, 2005	60,024	—

Total convertible preferred stock	108,024	—

Stockholders’ equity (net capital deficiency):
Common stock, $0.001 par value—123,104,000 shares authorized; 23,001,311 and 1,497,371 shares issued and outstanding, net of repurchases, as of December 31, 2006 and 2005, respectively	1	23
Additional paid-in-capital	3,506	152,428
Deferred stock-based employee compensation	(2,162)	(1,268)
Accumulated other comprehensive income (loss)	(38)	18
Deficit accumulated during the development stage	(61,749)	(91,377)

Total stockholders’ equity (net capital deficiency)	(60,442)	59,824

Total liabilities, convertible preferred stock and stockholders’ equity (net capital deficiency)	$52,264	$66,064

See accompanying notes.

Novacea, Inc.

(a development stage company)

Statements of Operations

(in thousands, except per share amounts)

	Years ended December 31,			Period from inception (February 27, 2001) to December 31, 2006
	2004	2005	2006
Grant revenue	$1,120	$56	$371	$3,248
Operating expenses:
Research and development	14,687	17,808	21,809	70,315
General and administrative	5,212	7,112	11,306	30,135

Total operating expenses	19,899	24,920	33,115	100,450

Loss from operations	(18,779)	(24,864)	(32,744)	(97,202)
Interest and other income, net	827	1,059	3,116	5,829
Interest expense	—	—	—	(4)

Net loss	$(17,952)	$(23,805)	$(29,628)	$(91,377)

Net loss per common share, basic and diluted	$(16.56)	$(17.03)	$(1.98)

Shares used in computing basic and diluted net loss per common share	1,084	1,398	14,991

See accompanying notes.

Novacea, Inc.

(a development stage company)

Statement of Convertible Preferred Stock and Stockholders’ Equity (Net Capital Deficiency)

Period from inception (February 27, 2001) to December 31, 2006

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-Based Employee Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at inception (February 27, 2001)	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of 571 shares of common stock at $0.001 per share for cash to founders in March 2001	—	—	571	1	1	—	—	—	2
Issuance of 229 shares of common stock for technology license in June 2001	—	—	229	—	120	—	—	—	120
Issuance of 1,143 shares of Series A-1 convertible preferred stock to investors at $4.38 per share for cash in July 2001, net of issuance costs of $59	1,143	4,941	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	(1,581)	(1,581)

Balance at December 31, 2001	1,143	4,941	800	1	121	—	—	(1,581)	(1,459)
Issuance of 1,167 shares of Series A-2 convertible preferred stock to investors at $6.13 per share for cash in February 2002, net of issuance costs of $10	1,167	7,140	—	—	—	—	—	—	—
Issuance of 5,017 shares of Series B convertible preferred stock to investors at $7.18 per share for cash in October 2002, net of issuance costs of $80	5,017	35,919	—	—	—	—	—	—	—
Issuance of 215 shares of common stock for cash upon exercise of stock options at prices ranging from $0.53 to $0.63 per share	—	—	215	—	114	—	—	—	114
Impact of repurchase rights related to common shares issued pursuant to early exercises of stock options in 2002	—	—	(2)	—	—	—	—	—	—
Issuance of 14 shares of common stock for technology license in July 2002	—	—	14	—	9	—	—	—	9
Net loss and comprehensive loss	—	—	—	—	—	—	—	(5,636)	(5,636)

Balance at December 31, 2002	7,327	$48,000	1,027	$1	$244	$—	$—	$(7,217)	$(6,972)
(carried forward)

See accompanying notes.

(continued)

Novacea, Inc.

(a development stage company)

Statement of Convertible Preferred Stock and Stockholders’ Equity (Net Capital Deficiency)—(Continued)

Period from inception (February 27, 2001) to December 31, 2006

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-Based Employee Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	7,327	$48,000	1,027	$1	$244	$—	$—	$(7,217)	$(6,972)
(brought forward)
Issuance of 87 shares of common stock for cash upon exercise of stock options at prices ranging from $0.53 to $1.05 per share	—	—	87	—	31	—	—	—	31
Impact of repurchase rights related to common shares issued pursuant to early exercises of stock options in 2003, net of vesting of 2002 amounts	—	—	(18)	—	(21)	—	—	—	(21)
Issuance of 4,006 shares of Series C convertible preferred stock to investors at $8.75 per share for cash in December 2003, net of issuance costs of $106	4,006	34,944	—	—	—	—	—	—	—
Stock compensation associated with stock options granted to non-employees	—	—	—	—	25	—	—	—	25
Stock compensation associated with the modification of an employee award	—	—	—	—	48	—	—	—	48
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(12,775)	(12,775)
Unrealized loss on cash equivalents and short-term investments	—	—	—	—	—	—	(9)	—	(9)

Comprehensive loss									(12,784)

Balance at December 31, 2003	11,333	$82,944	1,096	$1	$327	$—	$(9)	$(19,992)	$(19,673)
(carried forward)

See accompanying notes.

(continued)

Novacea, Inc.

(a development stage company)

Statement of Convertible Preferred Stock and Stockholders’ Equity (Net Capital Deficiency)—(Continued)

Period from inception (February 27, 2001) to December 31, 2006

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-Based Employee Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	11,333	$82,944	1,096	$1	$327	$—	$(9)	$(19,992)	$(19,673)
(brought forward)
Issuance of 136 shares of common stock for cash upon exercise of stock options at prices ranging from $0.53 to $1.30 per share	—	—	136	—	149	—	—	—	149
Impact of repurchase rights related to common shares issued pursuant to early exercises of stock options in 2004, net of vesting of prior years’ amounts	—	—	(30)	—	(39)	—	—	—	(39)
Stock compensation associated with stock options granted to non-employees	—	—	—	—	22	—	—	—	22
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(17,952)	(17,952)
Unrealized loss on cash equivalents and short-term investments	—	—	—	—	—	—	(120)	—	(120)

Comprehensive loss									(18,072)

Balance at December 31, 2004	11,333	$82,944	1,202	$1	$459	$—	$(129)	$(37,944)	$(37,613)
(carried forward)

See accompanying notes.

(continued)

Novacea, Inc.

(a development stage company)

Statement of Convertible Preferred Stock and Stockholders’ Equity (Net Capital Deficiency)—(Continued)

Period from inception (February 27, 2001) to December 31, 2006

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-Based Employee Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	11,333	$82,944	1,202	$1	$459	$—	$(129)	$(37,944)	$(37,613)
(brought forward)
Issuance of 614 shares of common stock for cash upon exercise of stock options at prices ranging from $0.53 to $1.93 per share	—	—	614	—	796	—	—	—	796
Impact of repurchase rights related to common shares issued pursuant to early exercises of stock options in 2005, net of vesting of prior years’ amounts	—	—	(319)	—	(453)	—	—	—	(453)
Issuance of 2,871 shares of Series C convertible preferred stock to investors at $8.75 per share for cash in December 2005, net of issuance costs of $35	2,871	25,080	—	—	—	—	—	—	—
Deferred compensation related to employee stock options	—	—	—	—	2,564	(2,564)	—	—	—
Amortization of deferred stock-based employee compensation		—	—	—	—	402	—	—	402
Stock compensation associated with stock options granted to non-employees	—	—	—	—	140	—	—	—	140
Comprehensive loss:
Net loss Net loss	—	—	—	—	—	—	—	(23,805)	(23,805)
Unrealized gain on cash equivalents and short-term investments	—	—	—	—	—	—	91	—	91

Comprehensive loss									(23,714)

Balance at December 31, 2005	14,204	$108,024	1,497	$1	$3,506	$(2,162)	$(38)	$(61,749)	$(60,442)
(carried forward)

See accompanying notes.

(continued)

Novacea, Inc.

(a development stage company)

Statement of Convertible Preferred Stock and Stockholders’ Equity (Net Capital Deficiency)—(Continued)

Period from inception (February 27, 2001) to December 31, 2006

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-Based Employee Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	14,204	$108,024	1,497	$1	$3,506	$(2,162)	$(38)	$(61,749)	$(60,442)
(brought forward)
Issuance of 222,594 shares of common stock for cash upon exercise of stock options at prices ranging from $0.53 to $5.25 per share	—	—	223	—	410	—	—	—	410
Vesting of prior years’ early exercises of stock options, net of impact of repurchase rights related to shares of common stock issued pursuant to current year early exercise of stock options	—	—	135	—	137	—	—	—	137
Issuance of 36,006 shares of Series C2 convertible preferred stock to investors at $8.75 per share for cash in January 2006, net of issuance costs of $43,902	36	306	—	—	—	—	—	—	—
Issuance of 6,907,500 shares of common stock for cash at a price of $6.50 per share in May 2006, net of issuance costs of $5,683	—	—	6,908	7	39,207	—	—	—	39,214
Issuance of 14,239,571 shares of common stock upon conversion of 49,838,605 shares of convertible preferred stock in May 2006	(14,240)	(108,330)	14,240	15	108,315	—	—	—	108,330
Stock based compensation for options granted to employees		—	—	—	702	—	—	—	702
Amortization of deferred stock-based compensation related to employee stock options	—	—	—	—	—	567	—	—	567
Deferred compensation related to cancellation of employee stock options	—	—	—	—	(327)	327	—	—	—
Stock compensation associated with stock options granted to non-employees	—	—	—	—	80	—	—	—	80
Stock compensation related to modification of stock options granted to employee	—	—	—	—	398	—	—	—	398
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(29,628)	(29,628)
Unrealized gain on cash equivalents and short-term investments	—	—	—	—	—	—	56	—	56

Comprehensive loss									(29,572)

Balance at December 31, 2006	—	$—	23,003	$23	$152,428	$(1,268)	$18	$(91,377)	$59,824

See accompanying notes.

Novacea, Inc.

(a development stage company)

Statements of Cash Flows

(in thousands)

	Years ended December 31,			Period from inception (February 27, 2001) to December 31, 2006
	2004	2005	2006
Operating activities
Net loss	$(17,952)	$(23,805)	$(29,628)	$(91,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88	119	126	404
Amortization of deferred stock-based employee compensation for employee stock options granted prior to January 1, 2006	—	402	567	969
Stock-based compensation for employee stock options granted on or subsequent to January 1, 2006	—	—	702	702
Stock-based compensation related to modification of employee stock option	—	—	398	398
Non-cash stock compensation related to non-employees	22	140	80	315
Non-cash expense related to the purchase of certain licensed technology	—	—	—	120
Changes in operating assets and liabilities:
Prepaid and other current assets	(17)	(240)	108	(1,099)
Other assets	28	(78)	42	(245)
Accounts payable and accrued liabilities	700	1,528	1,695	5,864

Net cash used in operating activities	(17,131)	(21,934)	(25,910)	(83,949)

Investing activities
Purchases of property and equipment	(140)	(154)	(19)	(545)
Purchase of certain licensed patent rights	—	—	—	(100)
Purchases of short-term investments	(51,073)	(16,321)	(97,156)	(252,979)
Maturities and sales of short-term investments	52,252	40,378	61,545	202,958

Net cash provided by (used in) investing activities	1,039	23,903	(35,630)	(50,666)

Financing activities
Net proceeds from issuances of convertible preferred stock	—	25,080	306	108,330
Proceeds from issuances of common stock, net of repurchases	149	796	39,624	40,714

Net cash provided by financing activities	149	25,876	39,930	149,044

Net increase (decrease) in cash and cash equivalents	(15,943)	27,845	(21,610)	14,429
Cash and cash equivalents at beginning of period	24,137	8,194	36,039	—

Cash and cash equivalents at end of period	$8,194	$36,039	$14,429	$14,429

Supplemental schedule of non-cash investing and financing activities
Common stock issued for technology licenses and patent rights	$—	$—	$—	$9

Deferred stock-based employee compensation	$—	$2,564	$(324)	$2,240

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$—	$4

See accompanying notes.

Novacea, Inc.

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies

Novacea, Inc. (the “Company”) is a biopharmaceutical company that operates and is managed as a single operating segment focusing on in-licensing, developing and commercializing novel therapies for the treatment of patients with cancer. The Company was founded in February 2001 and is incorporated in the State of Delaware and all of its property and equipment is located in the United States. The Company’s product portfolio features two clinical-stage oncology product candidates, Asentar™ (with worldwide rights), and AQ4N (with rights in the United States, Canada and Mexico), each of which is a potential treatment for certain types of cancer. During the fourth quarter of 2006, the Company exercised its right to terminate each of its agreements relating to its previous product candidate, vinorelbine oral, and return to its licensor the vinorelbine oral product rights in the United States and Canada. The Company has been primarily involved in performing research and development activities, hiring personnel, licensing new products, and raising capital to support and expand these activities since incorporation. Accordingly, the Company is considered to be in the development stage.

Reverse Stock Split

In March 2006, the Company’s board of directors approved a 1-for-3.5 reverse stock split of the Company’s common and convertible preferred stock, which was approved by the Company’s stockholders in April 2006. Such reverse stock split was effective on May 3, 2006. All share and per share amounts contained in the accompanying audited financial statements were retroactively adjusted to reflect the reverse stock split.

Initial Public Offering

On May 15, 2006, the Company completed its initial public offering, or IPO, of 6,250,000 shares of its common stock at the public offering price of $6.50 per share and on June 9, 2006, the underwriters of the Company’s initial public offering purchased an additional 657,500 shares of the Company’s common stock pursuant to their over-allotment option at the public offering price of $6.50 per share. Net proceeds from the initial public offering and the subsequent exercise of the underwriters’ over-allotment option to purchase additional shares of the Company’s common stock were approximately $39.2 million, after deducting underwriting discounts and commissions and other offering expenses. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 14,239,571 shares of common stock.

Significant Accounting Policies

Use of Estimates and Reclassifications

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Certain reclassifications of prior period amounts have been made to the financial statements to conform to current period presentation. In order to conform to current period presentation, a reclassification in the amount of $0.4 million was made from general and administrative expense to research and development expense in the statements of operations for the year ended December 31, 2004. This reclassification had no impact on the total operating expenses and net loss amounts reported in prior years.

Cash Equivalents and Marketable Securities

The Company considers all highly liquid securities with maturities of three months or less from the date of purchase to be cash equivalents.

Management determines the appropriate classification of securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. The Company has classified its entire investment portfolio as available-for-sale securities. Management views its investment portfolio as available for use in current operations and, accordingly, has reflected all such investments as current assets although the stated maturity of individual investments may be one year or more beyond the balance sheet date. Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses reported in “Accumulated other comprehensive income (loss)” as a separate component of stockholders’ equity (net capital deficiency). The cost of securities in this category is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in “Interest and other income, net.”

Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in interest and other income, net. When securities are sold, any associated unrealized gain or loss recorded as a separate component of stockholders’ equity (net capital deficiency) is reclassified out of stockholders’ equity (net capital deficiency) on a specific-identification basis and recorded in earnings for the period. Realized gains and losses on available-for-sale securities for the periods presented were not significant.

Concentration of Credit Risk

Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company’s investment policy restricts investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of the investment policy are as follows: preservation of capital; fulfillment of liquidity needs; above-market returns versus industry averages; and fiduciary control of cash and investments.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years.

Long-Lived Assets

Long-lived assets include property and equipment and certain purchased licensed patent rights. The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2006, there have been no such impairments.

Revenue Recognition

The Company applies the revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

The Company recognizes revenues based on the performance requirements under its existing agreements. Grant revenues associated with the Company’s two agreements with Aventis Pharmaceuticals Inc. (“Aventis”) consist of milestone payments earned related to progress made associated with two clinical trials sponsored by the Company. These grants from Aventis generally provide for reimbursement of approved costs incurred, as defined in the agreement, upon the achievement of specified milestones. The Company recognizes revenue under the agreements with Aventis upon achievement of the milestone and when no further obligation to perform exists under the related milestone provisions.

Comprehensive Loss

Comprehensive loss is composed of net loss and unrealized gains/losses on available-for-sale securities.

	Years ended December 31,
	2004	2005	2006
Net loss	$(17,952)	$(23,805)	$(29,628)
Change in unrealized gain (loss) on available-for-sale securities	(120)	91	56

Comprehensive loss	$(18,072)	$(23,714)	$(29,572)

Stock-Based Compensation

Through December 31, 2005, the Company had elected to continue to follow the intrinsic-value method of accounting as prescribed by the Accounting Principles Board (“APB”) Opinion No. 25. Under APB Opinion No. 25, compensation expense for employee stock options is based on the excess, if any, on the date of grant of the fair value of the Company’s common stock and the option exercise price. In December 2004, the Financial Accounting Standards Boards (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R requires companies to recognize an expense for share-based payment arrangements, including stock options and employee stock purchase plans, as of the beginning of the first fiscal year that starts after June 15, 2005. On January 1, 2006, the Company adopted SFAS No. 123R using the prospective transition method, as required by the statement. Under the prospective transition method, beginning January 1, 2006, employee stock-based compensation cost recognized includes: (a) compensation cost for all stock-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value of those awards in accordance with the provisions of APB No. 25, and (b) compensation cost for all stock-based payment awards granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. See Note 7 for future information regarding the components of the stock-based employee compensation.

SFAS No. 123R prohibits the recognition of a deferred tax asset for an excess tax benefit that has not yet been realized. As a result, the Company will only recognize a benefit from stock-based compensation in additional paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect benefits of stock-based compensation on the research tax credit through the statements of operations rather than through additional paid-in-capital.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, and the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common securities, including options, common stock subject to repurchase, warrants and convertible preferred stock.

Pro forma basic and diluted net loss per common share for 2006 have been computed to give effect to the Company’s shares of convertible preferred stock that converted to common stock upon the closing of the Company’s initial public offering in May 2006 (using the as-converted method), from the date of issuance, as if the conversion occurred at the beginning of each year, or date of issuance, if later.

The following table presents the calculation of historical and pro forma basic and diluted net loss per common share (in thousands, except per share amounts):

	Years ended December 31,
	2004	2005	2006
Historical:
Net loss	$(17,952)	$(23,805)	$(29,628)

Weighted-average number of common shares outstanding	1,198	1,558	15,346
Less: Weighted-average common shares subject to repurchase	(114)	(160)	(355)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	1,084	1,398	14,991

Basic and diluted net loss per common share	$(16.56)	$(17.03)	$(1.98)

Pro forma:
Basic and diluted weighted-average shares used above			14,991
Pro forma adjustments to reflect assumed weighted-average effect of the conversion of convertible preferred stock, prior to the completion of the Company’s IPO in May 2006			5,227

Weighted-average shares used in computing pro forma basic and diluted net loss per common share			20,218

Pro forma net loss per common share, basic and diluted			$(1.47)

The following outstanding options, common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Years ended December 31,
	2004	2005	2006
Options to purchase common stock	1,775	1,761	2,314
Common stock subject to repurchase (weighted average basis)	114	160	355
Convertible preferred stock (as converted basis, until completion of the Company’s IPO in May 2006)	11,333	14,204	14,240

Research and Development Costs

Research and development (“R&D”) expenditures are charged to operations as incurred, pursuant to SFAS No. 2, Accounting for Research and Development Costs.

Major components of R&D expenses consist of personnel costs, including salaries and benefits, clinical trials, materials and supplies, and allocations of R&D-related costs, as well as fees paid to other entities that conduct certain research and development activities on behalf of the Company. Payments made to other entities are under agreements that are generally cancelable by the Company.

The Company’s R&D activities can be separated into two primary categories: clinical development and drug product development. Clinical development costs consist primarily of Phase 1, 2 and 3 clinical trials. Drug product development costs consist of product formulation and chemical analysis.

Clinical trial costs are a significant component of R&D expenses. Currently, the Company manages its clinical trials through independent medical investigators at their sites and hospitals. The Company accrues costs for clinical trials based on estimates from its on-going monitoring of the levels of patient enrollment and other activities at the investigator sites.

The costs to acquire technologies to be used in research and development, but which have not reached technological feasibility and have no alternative future use are expensed when incurred. Payments to licensors that relate to the achievement of pre-approval development milestones are recorded as R&D expense when incurred.

Income Taxes

The Company uses the liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Currently, there is no provision for income taxes, as the Company has incurred net losses to date.

Recently Issued Accounting Pronouncements

Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN No. 48). In June 2006, FASB issued FIN No. 48 that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN No. 48 provides guidance on derecognition (vs. “recognition”), classification, interest and penalties, accounting in interim periods, disclosure and transition. This statement becomes effective for the Company on January 1, 2007. The cumulative effect of adopting FIN No. 48 will be recorded in accumulated deficit and other accounts, as applicable. The Company is currently evaluating the impact of adopting FIN No. 48 on its financial statements.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). In September 2006, the FASB issued SFAS No. 157. The statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FAS No. 157 on its financial statements.

2. Cash, Cash Equivalents and Marketable Securities

The following is a summary of the fair value of cash and available-for-sale securities at December 31, 2005 and 2006 (in thousands):

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$352	$—	$—	$352
Government and municipal obligations	1,927	—	—	1,927
Coporate debt securities	13,591	—	(38)	13,553
Money market funds	34,690	—	—	34,690

Total	$50,560	$—	$(38)	$50,522

Reported as:
Cash and cash equivalents	$36,039	$—	$—	$36,039
Marketable securities	14,521	—	(38)	14,483

Total	$50,560	$—	$(38)	$50,522

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$350	$—	$—	$350
Government and municipal obligations	910	—	—	910
Corporate debt securities	51,221	20	(2)	51,239
Money market funds	12,080	—	—	12,080

Total	$64,561	$20	$(2)	$64,579

Reported as:
Cash and cash equivalents	$14,429	$—	$—	$14,429
Marketable securities	50,132	20	(2)	50,150

Total	$64,561	$20	$(2)	$64,579

At December 31, 2006, approximately $64.2 million of available-for-sale securities mature within one year of the balance sheet date. The average maturity of available-for-sale securities was approximately 2 months.

As of December 31, 2006, there were no available-for-sale securities that were in a continuous unrealized loss position for more than twelve months.

3. Property and Equipment, Net

Property and equipment are stated at the lower of cost or net realizable value. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which is typically three or five years. Repair and maintenance costs are expensed as incurred.

Property and equipment consisted of the following (in thousands):

	December 31,
	2005	2006
Computer equipment and software	$411	$417
Furniture and fixtures	115	115

	526	532
Less accumulated depreciation and amortization	(271)	(382)

Property and equipment, net	$255	$150

Depreciation expense for property and equipment for the years ended December 31, 2004, 2005 and 2006 was $88,000, $111,800 and $122,900, respectively.

4. Operating Leases

During 2002, the Company entered into a three-year non-cancelable lease agreement for its corporate facilities in South San Francisco, California, which expired on March 31, 2005. Related to the facilities leased in 2002, the Company also entered into a two-year non-cancelable lease agreement in 2003 to sublease such facilities to an independent party. During January 2003, the Company entered into a two-year non-cancelable lease agreement for additional facilities in South San Francisco. In September 2004, the Company amended the 2003 lease agreement to extend the lease term for six months and to obtain an option to extend the lease term for a second six-month period. In February 2005, the Company exercised the above option, which extended the overall lease term into December 2005. In June 2005, the Company entered into an amendment to the lease, which extended the overall lease term through June 14, 2007.

The Company is obligated to make future minimum lease payments under an operating lease agreement of approximately $217,000 for the period from January 1, 2007 through June 14, 2007.

Rent expense, net of sublease income, was approximately $345,000, $436,000 and $474,000 for the years ended December 31, 2004, 2005 and 2006, respectively. For the years ended December 31, 2004 and 2005, the Company recorded sublease income of approximately $65,000 and $11,000. The Company did not sublease its corporate facilities in the year ended December 31, 2006.

5. Collaboration Agreements

In each of August 2002 and 2003, the Company entered into agreements with Aventis under which Aventis agreed to provide grant revenue payments totaling up to $3.0 million and up to $0.4 million, respectively, to the Company. The grant revenues provide for partial reimbursement of approved costs incurred, as defined in the agreements, and are contingent upon the achievement of milestones regarding the progress of two clinical trials involving Asentar™ and Aventis’ Taxotere® oncology product. The Company is required to provide Aventis with a final report for both of the clinical trials upon their completion. Under the agreements, Aventis has no product rights to Asentar™. However, Aventis does have co-ownership rights to certain inventions that arose from the Company’s Phase 2 clinical trial involving the use of Asentar™ and Taxotere in the treatment of patients with androgen-independent prostate cancer.

The Company recorded revenue under the two agreements with Aventis of $1.1 million, $0.1 million and $0.4 million for the years ended December 31, 2004, 2005 and 2006, respectively. From inception, the costs incurred under the collaboration agreements have exceeded the revenues recognized.

6. Licensed Technology

Oregon Health & Science University. In June 2001, the Company entered into an exclusive, worldwide license with Oregon Health & Science University, or OHSU, to utilize specific technology under patent rights and know-how related to the use of calcitriol and its analogs. In connection with entering into this license, the Company issued 228,571 shares of its common stock to OHSU. Because the technology licensed related to a patent application for a method of use utilized in research and development and there was no alternative future use for the technology, the Company recorded the fair value of the licensed technology as $120,000, based on the fair value of the shares issued, as research and development expense. As of December 31, 2006 and under the terms of the agreement, the Company may be obligated in the future to make certain milestone payments to OHSU of up to an aggregate of $0.6 million, which milestone payments are contingent upon the occurrence of certain clinical development and regulatory events related to Asentar™. Payments to OHSU that relate to pre-approval development milestones are recorded as research and development expense when incurred. The Company is obligated to pay to OHSU certain royalties on net sales of Asentar™, which royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell Asentar™. The Company has agreed to pay OHSU a certain percentage of any sub-license revenues that the Company receives. The Company has also agreed to reimburse OHSU for all reasonable fees and costs related to the preparation, filing, prosecution and maintenance of the patent rights underlying the agreement, and the Company has agreed to indemnify OHSU and certain of its affiliates against liability arising out of the exercise of patent rights under the agreement. Furthermore, in addition to customary termination provisions for breach or bankruptcy, OHSU may also terminate the license agreement if the Company does not proceed reasonably with the development and practical application of the products and processes covered under the license or does not keep the products and processes covered under the license reasonably available to the public after commencing commercial use.

University of Pittsburgh. In July 2002, the Company acquired an exclusive, worldwide license from the University of Pittsburgh of the Commonwealth System of Higher Education, or University of Pittsburgh, to utilize specific technology under certain patent rights and know-how related to the use of calcitriol, and its derivatives and analogs, with certain chemotherapies. In exchange for this license, the Company issued 14,285 shares of common stock and paid cash consideration of $100,000 to the University of Pittsburgh. The Company capitalized the licensed patent rights of $109,000, included in “Other assets” on the accompanying balance sheet, and is amortizing the asset on a straight-line basis over the estimated useful life of the patents, or approximately 15 years. The carrying value of the licensed patent rights at December 31, 2006 and 2005 was $80,000 and $87,000, respectively. The amortization expense of the licensed patent rights was $7,000 for each of the years ended December 2004, 2005 and 2006 and is expected to remain $7,000 per year through 2011. In addition, the Company is obligated to issue an additional 14,285 shares of its common stock to the University of Pittsburgh upon the issuance of certain claims included in one of several U.S. patents that are subject to this license. Under the terms of the agreement, the Company is obligated to pay the University of Pittsburgh certain royalties on net sales of Asentar™ when used in combination with certain chemotherapies. The royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell Asentar™. As of December 31, 2006 and under the terms of the agreement, the Company may be obligated through 2009 to make certain minimum royalty payments to the University of Pittsburgh of up to an aggregate of $0.7 million, which royalty payments are contingent upon continuation of the license agreement and are creditable against the Company’s royalty obligations that are actually due in any calendar year. This minimum royalty payment obligation began in July 2003. Minimum royalty payments to the University of Pittsburgh in advance of Asentar™ marketing approval are recorded as research and development expense when incurred. The Company has agreed to pay the University of Pittsburgh a certain percentage of any sub-license revenues that the Company receives. The Company has also agreed to reimburse the University of Pittsburgh for all reasonable fees and costs related to the filing prosecution and maintenance of the patent rights underlying the agreement.

KuDOS Pharmaceuticals Limited. In December 2003, the Company entered into a license agreement with KuDOS Pharmaceuticals Limited, or KuDOS, which was recently acquired by AstraZeneca PLC. Under this license agreement, the Company obtained exclusive, royalty-bearing licenses to certain KuDOS patents and know-how acquired or to be acquired by KuDOS from a third party to the Company’s AQ4N product candidate for all human therapeutic, prophylactic and diagnostic uses in the United States, Canada and Mexico. The Company also received a sub-license to certain patents relating to AQ4N from a third party licensor to KuDOS. Upon signing the agreement in December 2003, the Company paid KuDOS an up-front fee of $1.0 million, which was recorded as research and development expense in the period because the licensed technology was incomplete and had no alternative future use. As of December 31, 2006 and under the terms of the agreement, the Company may be obligated in the future to make certain milestone payments to KuDOS of up to an aggregate of $5.0 million, which milestone payments are contingent upon the occurrence of certain clinical development and regulatory events related to AQ4N. Payments to KuDOS that relate to pre-approval development milestones are recorded as research and development expense when incurred. In addition to the foregoing payments, the Company is obligated to pay to KuDOS certain annual royalties on net sales of AQ4N, which royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses to third parties in order to manufacture, use or sell AQ4N in the United States, Canada and Mexico. The Company has agreed to pay KuDOS a certain percentage of any sub-license revenues that may be received by the Company. Generally, the Company and KuDOS will each bear their separate costs of development and commercialization, although certain manufacturing process development costs will be shared equally by KuDOS and the Company. Furthermore, in addition to customary termination provisions, including for breach and bankruptcy, KuDOS may terminate the license agreement if the Company directly or indirectly opposes or assists any third party in opposing KuDOS’ patents in the United States, Canada or Mexico. In addition, KuDOS may take actions related to its agreement with the primary licensor, which could result in the termination of our rights under our license agreement with KuDOS.

Pierre Fabre Medicament. In July 2005, the Company acquired from Pierre Fabre Medicament, or Pierre Fabre, an exclusive royalty-bearing license under certain patents and know-how to vinorelbine formulated in a soft gelatin capsule, or vinorelbine oral, for all human therapeutic, prophylactic and diagnostic uses in the United States and Canada in the field of cancer. The Company also acquired Pierre Fabre’s rights to a third party’s formulation and manufacturing patents in the United States and Canada. In exchange for the license, the Company granted Pierre Fabre an exclusive, fully paid-up and royalty-free license to improvements to vinorelbine oral outside of the United States and Canada, including a license to improvements made by the Company to vinorelbine oral. Further, under a supply agreement with Pierre Fabre entered into at the same time, the Company was obligated to purchase from Pierre Fabre its total requirements of placebo and vinorelbine oral to be used in its clinical trials and of the vinorelbine oral commercial products in the United States and Canada.

Under the terms of the agreements, the Company made an upfront license payment of $2.0 million to Pierre Fabre upon signing the agreements in July 2005, which was recorded as research and development expense in the period because vinorelbine oral is a development stage product in the licensed territory. In October 2005, the Company paid $1.0 million to Pierre Fabre related to a pre-approval development milestone achieved in September 2005. In April 2006, the Company paid $1.0 million to Pierre Fabre related to a pre-approval development milestone achieved in March 2006.

During the fourth quarter of 2006, the Company exercised its right to terminate each of its agreements with Pierre Fabre relating to vinorelbine oral and return to Pierre Fabre the vinorelbine oral product rights, and certain other information and materials, licensed or otherwise provided to the Company under each of the terminated agreements. The Company provided written notice of its intent to terminate its agreements with Pierre Fabre on October 31, 2006 and, pursuant to the terms of these agreements, the termination was effective sixty days after delivery of such notice, on December 30, 2006. As a result of the termination of its agreements with Pierre Fabre, the Company will not be obligated in the future to make additional milestone and other payments to Pierre Fabre.

7. Stockholders’ Equity (Net Capital Deficiency) and Convertible Preferred Stock

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

Stock Option Plans

2006 Incentive Award Plan

In March 2006, the Company’s board of directors adopted the 2006 Incentive Award Plan (the “2006 Plan”), which was approved by the Company’s stockholders in April 2006. The 2006 Plan is intended to serve as the successor equity incentive program to the Amended 2001 Stock Option Plan (the “2001 Plan”). The 2006 Plan became effective upon the completion of the Company’s initial public offering, at which time options could no longer be granted under the 2001 Plan, and the 2006 Plan will terminate on the earlier of (i) ten years after its approval by the Company’s stockholders or (ii) when the Company’s compensation committee, with the approval of the Company’s board of directors, terminates the 2006 Plan. The 2006 Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock, performance share awards, performance stock units, dividend equivalents, restricted stock units, stock payments, deferred stock, performance-based awards and stock appreciation rights. A total of 2,500,000 shares of common stock have been authorized for issuance pursuant to the 2006 Plan, plus the number of shares of the Company’s common stock available for issuance under the 2001 Plan that are not subject to outstanding options, as of the effective date of the 2006 Plan. In addition, the number of shares of common stock reserved for issuance under the 2006 Plan will increase automatically on the first day of each fiscal year, beginning in 2007, by a number of shares equal to the least of: (i) 4.5% of shares of the Company’s common stock outstanding on a fully diluted basis on such date; (ii) 2,000,000 shares; or (iii) a smaller number determined by the Company’s board of directors.

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

2006 401(k) Plan

The Company maintains a 401(k) Plan that is a defined contribution plan intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended. All employees who are 21 years of age or older and have been employed by the Company for at least 1 month are eligible to participate. The Company’s 401(k) Plan is a discretionary contribution plan, whereby participants may voluntarily make pre-tax contributions to the 401(k) plan of up to a maximum statutory limit. The 401(k) plan provides for discretionary matching contributions in the form of shares of common stock or cash. Under the 401(k) Plan, each employee is fully vested in his or her deferred salary contributions. For the plan year ending December 31, 2006, the Company’s board approved a 50% matching contribution on pretax deferrals made by each participant. For the twelve month period ending December 31, 2006, the Company recorded stock-based compensation expense of $0.3 million for the 50% common stock matching contribution during the year. The company did not make any matching contributions during the years ended December 31, 2004 and 2005.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95. This revised standard addresses the accounting for stock-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the compensation transactions using the intrinsic-value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the statements of operations.

On January 1, 2006, the Company adopted SFAS No. 123R using the prospective transition method, as required by the statement. Under the prospective transition method, beginning January 1, 2006, employee stock- based compensation cost recognized includes: (a) compensation cost for all stock-based payment awards granted prior to, but not yet vested as of December 31, 2005, and (b) compensation cost for all stock-based payment awards granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

As a result of adopting SFAS No, 123R on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 was $0.7 million higher than if the Company had continued to account for employee stock-based compensation under APB No. 25. Basic and diluted net loss per share for the year ended December 31, 2006 was $0.05 higher than if the Company had continued to account for employee stock-based compensation under APB No. 25.

The components of the stock-based compensation recognized in the Company’s statements of operations for the years ended December 31, 2004, 2005 and 2006 are as follows (in thousands):

	Years ended December 31,			Period from inception (February 27, 2001) to December 31, 2006
	2004	2005	2006
Employee stock options granted prior to January 1, 2006:
Research and development	$—	$138	$322	$460
General and administrative	—	264	245	509

Total employee stock options granted prior to January 1, 2006:	—	402	567	969

Employee stock options granted on or subsequent to January 1, 2006:
Research and development	—	—	82	82
General and administrative	—	—	620	620

Total employee stock options granted on or subsequent to January 1, 2006:	—	—	702	702

Total stock based compensation	$—	$402	$1,269	$1,671

Employee Stock-Based Awards Granted Prior to January 1, 2006

Compensation costs for employee stock options granted prior to January 1, 2006, the date the Company adopted SFAS No. 123R, were accounted for using the intrinsic-value method of accounting as prescribed by APB No. 25, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under APB No. 25, compensation expense for employee stock options is based on the excess, if any, of the fair value of the Company’s common stock over the option exercise price on the measurement date, which is typically the date of grant.

The Company determined in 2005 that, for accounting purposes, the estimated fair value of the Company’s common stock was greater than the exercise price for certain options granted to employees during 2005. The Company recorded deferred stock-based employee compensation of $2.6 million for these options as a component of stockholders’ equity, which will be amortized as a non-cash expense, as adjusted by unvested options cancelled as a result of employee terminations, over the vesting period of the applicable option, which is generally four years, on a straight line basis. As such, for the year ended December 31, 2006, the Company recorded amortization of $567,000 in deferred stock-based employee compensation and reversed $327,000 of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations. The expected future amortization expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

2007	$480
2008	480
2009	308

$1,268

Pro forma information regarding net loss, as required by SFAS No. 123, has been determined as if the Company had accounted for its employee stock options granted since inception under the fair value method. The following table illustrates the effect on net loss if the Company had applied the fair value method recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements in each of the years ended December 31, 2004 and 2005 (in thousands, except per share amounts):

	Years ended December 31,		Period from inception (February 27, 2001) to December 31, 2005
	2004	2005
Net loss, as reported	$(17,952)	$(23,805)	$(61,749)
Add: Stock-based employee compensation expense included in reported net loss	—	402	402
Deduct: Stock-based employee compensation determined under the fair-value based method for all awards	(75)	(459)	(567)

Adjusted net loss	$(18,027)	$(23,862)	$(61,914)

Net loss per common share, basic and diluted:
As reported	$(16.56)	$(17.03)

Adjusted	$(16.63)	$(17.07)

The following table illustrates the weighted-average assumptions for the Black-Scholes model used in determining the fair value of options granted to employees, in each of the years ended December 31, 2004 and 2005, using the minimum value method. Under the minimum value method, a volatility factor of 0% is assumed:

	Years ended December 31,		Period from inception (February 27, 2001) to December 31, 2005
	2004	2005
Risk-free interest rate	3.4%	4.1%	3.4%
Expected life	5 years	5 years	5 years
Dividend yield	—	—	—

Employee Stock-Based Awards Granted On or Subsequent to January 1, 2006

Compensation cost for employee stock-based awards granted on or after January 1, 2006, the date the Company adopted SFAS No. 123R, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and will be recognized over the vesting period of the applicable award on a straight-line basis. During the twelve months ended December 31, 2006, the Company issued employee stock-based awards in the form of stock options.

The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions:

Year Ended December 31, 2006
Stock Option Plans
Weighted-average expected term	6.1 years
Expected volatility	72.4%
Risk-free interest rate	4.8%
Dividend yield	—%

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

As of December 31, 2006, there was $3.1 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested employee stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted average period of 3.1 years.

Stock Option Activity

The following table summarizes option activity under the Amended 2001 Stock Option Plan, including stock options granted to non-employees, and related information (in thousands):

	Shares Available for Grant	Options Outstanding	Weighted- Average Exercise Price per Share
	(in thousands, except per share amounts)
Balance at December 31, 2003	455	1,028	$0.94
Additional shares authorized	858	—
Options granted	(1,019)	1,019	1.30
Options exercised	—	(136)	1.11
Shares repurchased	—	(1)	1.05
Options canceled .	135	(135)	1.12

Balance at December 31, 2004	429	1,775	1.12
Additional shares authorized	500	—	—
Options granted	(767)	767	2.27
Options exercised	—	(614)	1.30
Shares repurchased	—	(2)	1.05
Options canceled	165	(165)	1.15

Balance at December 31, 2005	327	1,761	1.56
Options exercised	—	(223)	1.83
Options canceled	130	(130)	1.76
Options transferred to 2006 Incentive Award Plan	(457)	—	—

Balance at December 31, 2006	—	1,408	$1.50

The following table summarizes option activity under the 2006 Incentive Award Plan, including stock options granted to non-employees, and related information:

	Shares Available for Grant	Options Outstanding	Weighted- Average Exercise Price per Share
	(in thousands, except per share amounts)
Balance at December 31, 2005	—	—	$—
Shares authorized	2,500	—	—
Options transferred from Amended 2001 Stock Option Plan	457	—	—
Options granted	(929)	929	6.38
Options canceled	23	(23)	6.50

Balance at December 31, 2006	2,051	906	$6.38

The total intrinsic value of stock options exercised during the years ended December 31, 2004, 2005 and 2006 was $0, $754,000, and $367,000, respectively. The amount of cash received from exercise of stock options during the years ended December 31, 2004, 2005 and 2006 was $149,000, $796,000, and $410,000, respectively. At December 31, 2006, the aggregate intrinsic value of the stock options outstanding was zero, as the exercise price of these options was generally equal to stock market price on the grant date.

At December 31, 2006, all of the outstanding options to purchase shares of common stock of the Company were exercisable. These options are summarized in the following table:

Exercise Price per Share	Number of Options Outstanding	Number of Options Vested	Weighted- Average Remaining Contractual Life
	(in thousands)		(in years)
$0.53	126	126	5.02
$0.63	2	2	5.41
$1.05	258	232	6.34
$1.30	727	495	7.21
$1.58	48	18	8.36
$1.93	165	50	8.69
$5.25	82	56	8.92
$6.17	250	—	9.97
$6.21	164	21	9.70
$6.50	469	90	9.36
$7.23	23	—	9.88

	2,314	1,090

The total fair value of the shares vested during the years ended December 31, 2004, 2005 and 2006 was $0.5 million, $1.1 million, and $2.4 million, respectively. The number of the shares vested during the year ended December 31, 2006 was 702,689 and their weighted average grant date fair value was $3.47. The number of the shares forfeited during the year ended December 31, 2006 was 152,991, and their weighted average grant date fair value was $4.72.

Options granted under the Amended 2001 Stock Option Plan may be exercised prior to vesting, with the underlying shares subject to the Company’s right of repurchase, which lapses over the vesting term. At December 31, 2006 and December 31, 2005, there were 233,490 and 369,537 shares, respectively, of common stock issued pursuant to early exercises that are subject to the Company’s right of repurchase at prices ranging from of $1.05 to $5.25 per share.

In accordance with EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB No. 25, and FIN No. 44, the shares purchased by the employees pursuant to the early exercise of stock options are not deemed to be issued until those shares vest. The EITF reached consensus that these guidelines should be applied to stock option awards granted or modified after March 21, 2002. Therefore, cash received in exchange for exercised and unvested shares related to stock options granted after that date is recorded as a liability for early exercise of stock options on the accompanying balance sheets, and will be transferred into common stock and additional paid-in capital as the shares vest. In addition to the options outstanding as reflected in the above tables, at December 31, 2006 and December 31, 2005, there were 233,490 and 369,537 shares of common stock subject to repurchase under option grants made after March 21, 2002, for which the Company recorded $376,000 and $513,000, respectively, as liabilities. Such shares will be reflected as shares outstanding when the shares vest.

Modification of Employee Stock-Based Awards

On December 13, 2006, the Company entered into a General Release and Separation Agreement (the “Separation Agreement”) with its former Chief Executive Officer, which agreement was effective December 20, 2006.

In the year ended December 31, 2006, the Company recorded compensation cost of $0.9 million for payments and benefits received and to be received by the former Chief Executive Officer pursuant to his Separation Agreement, equal to (i) several cash payments in the total amount of $0.5 million payable over the year ending December 31, 2007, and (ii) stock-based compensation cost of $0.4 million resulting from the acceleration of vesting terms associated with options outstanding to purchase 80,125 shares of common stock. Such acceleration was equal to the vesting that would have occurred had he remained continuously employed by the Company during the year ending December 31, 2007. The former Chief Executive Officer will be permitted to exercise his vested stock options on or before December 31, 2007.

The Company accounted for the acceleration of the former Chief Executive Officer’s stock options under the rules of SFAS No. 123R, Share-Based Payment, which requires that a modification of the terms or conditions of an equity award be treated as an exchange of the original award for a new award. The incremental stock-based compensation cost of $0.4 million was measured as of December 20, 2006, and is equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification of the award.

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

From February 27, 2001 (Inception) to December 31, 2006, the Company has granted options to non-employees to purchase 153,693 shares of common stock at exercise prices ranging from $0.53 to $6.50 per share. During the year ended December 31, 2006, the Company granted new non-employee options to purchase 6,856 shares of common stock. The Company remeasured the non-employee options vested during the year ended December 31, 2006 using the Black-Scholes valuation model, using a volatility rate of 73%, an expected life representing the remaining contractual life, which ranges from 1 to 10 years, an expected dividend yield of 0% and a weighted average risk-free interest rate of 4.8%.

For the years ended December 31, 2004, 2005 and 2006 and the period from inception (February 27, 2001) to December 31, 2006, compensation expense related to non-employee stock option awards was $22,000, $140,000, $80,000 and $267,000, respectively.

At December 31, 2006, a total of 2,957,136 shares of common stock had been authorized for issuance under the 2006 Incentive Award Plan. At December 31, 2004 and 2005, a total of 2,642,855 and 3,142,855 shares of common stock, respectively, had been authorized for issuance under the Amended 2001 Stock Option Plan. The 2006 Incentive Award Plan is the successor equity incentive program to the Amended 2001 Stock Option Plan. The 2006 Incentive Award Plan became effective upon the completion of the Company’s initial public offering, at which time options could no longer be granted under the Amended 2001 Stock Option Plan.

Shares of Common Stock Outstanding and Reserved for Future Issuance

At December 31, 2006, the Company had shares of common stock outstanding and shares reserved for future issuance as follows (in thousands):

Shares outstanding	23,003
Stock option plans:
Unvested shares subject to repurchase	233
Outstanding stock options	2,314
Reserved for future grants	2,051

Total	29,601

8. Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since its inception. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Years ended December 31,
	2005	2006
Deferred tax assets:
Federal and state net operating losses	$23,741	$34,181
Research credits	1,444	1,820
Other	364	1,390

Total deferred tax assets	25,549	37,391
Valuation allowance	(25,549)	(37,391)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance because the Company did not consider it more likely than not that these assets would be realized based upon limitations on usage of certain of the carry-forwards, as well as its cumulative net losses in recent years. The valuation allowance increased by $7.4 million, $10.0 million and $11.8 million for the years ended December 31, 2004, 2005 and 2006, respectively.

A portion of the valuation allowance is related to the benefit for stock option exercises, which increase the amount of the net operating loss carry-forwards. When this benefit is used in the future, the related reduction in the valuation allowance of $16,000 will be recorded to additional paid-in capital rather than income tax expense.

As of December 31, 2006, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $85.9 million and research credits of approximately $1.1 million, which will expire beginning in the year 2021. The Company also had a state net operating loss carry-forward of approximately $85.6 million, which expires beginning in 2013. The Company also had state research credits of approximately $1.1 million, which have no expiration date.

Utilization of the net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carry-forwards and credits before utilization.

9. Related-Party Transactions

A former officer of Novacea, Inc. has a financial investment in and is a member of the board of directors of a company to which the Company pays fees for the use of its software products. For the years ended December 31, 2004, 2005 and 2006, the Company incurred $37,000, $35,000 and $39,000 in fees, respectively, to this Company.

SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Results of Operations

The following table presents our unaudited statements of operations data for each of the eight quarters in the period ended December 31, 2006. In our opinion, this information has been presented on the same basis as the audited financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons.

Unaudited Quarterly Results of Operations

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2005	June 30, 2005	Sept 30, 2005	Dec 31, 2005	March 31, 2006	June 30, 2006	Sept 30, 2006	Dec 31, 2006
Grant revenue	$—	$—	$—	$56	$371	$—	$—	$—
Operating expenses:
Research and development	2,821	3,128	7,138	4,721	6,588	5,508	4,742	4,971
General and administrative	1,348	1,684	1,535	2,545	1,751	2,626	3,175	3,754

Total operating expenses	4,169	4,812	8,673	7,266	8,339	8,134	7,917	8,725

Loss from operations	(4,169)	(4,812)	(8,673)	(7,210)	(7,968)	(8,134)	(7,917)	(8,725)
Interest and other income, net	249	260	260	290	495	735	977	909

Net loss	$(3,920)	$(4,552)	$(8,413)	$(6,920)	$(7,473)	$(7,399)	$(6,940)	$(7,816)

Net loss per common share, basic and diluted	$(3.27)	$(3.41)	$(5.77)	$(4.95)	$(4.75)	$(0.60)	$(0.30)	$(0.34)

Shares used in computing basic and diluted net loss per common share	1,197	1,333	1,459	1,398	1,572	12,425	22,903	22,922

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during the fourth quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our fiscal year ending December 31, 2007. The evidence of such compliance is due no later than the time we file our annual report for the fiscal year ending December 31, 2007. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in a management assurance, or an attestation by the independent auditors, that internal controls over financial reporting were adequate.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics. The code of business conduct applies to all of our employees, officers and directors. The full texts of our codes of business conduct and ethics are posted on our website at http://www.novacea.com under the Investor Relations section. We intend to disclose future amendments to our codes of business conduct and ethics, or certain waivers of such provisions, at the same location on our website identified above and also in public filings. The inclusion of our website address in this report does not include or incorporate by reference the information on our Web site into this report.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference to our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the section entitled “Information about the Independent Auditors” in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Index to Financial Statements under Item 8 on page 63.

(a)(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a)(3) Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this report.

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Novacea, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on May 2, 2006).

3.2	Amended and Restated Bylaws of Novacea, Inc. (incorporated by reference to Exhibit 3.5 to Amendment No. 3 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on May 2, 2006).

4.1	Specimen Common Stock certificate of Novacea, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on April 14, 2006).

4.2	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea, Inc. and purchasers of Series A, Series B and Series C Preferred Stock (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on February 10, 2006).

10.1	Novacea, Inc. 2001 Stock Option Plan and forms of agreements relating thereto (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on February 10, 2006).

10.2	Novacea, Inc. 2006 Equity Incentive Plan, as amended, and forms of agreements relating thereto.

10.3	Form of Indemnification Agreement made by and between Novacea, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on May 2, 2006).

10.4†	Exclusive License Agreement, dated as of June 27, 2001, by and between the Oregon Health & Science University and D-Novo Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on March 28, 2006).

10.5†	License Agreement, dated as of July 1, 2002, by and between the University of Pittsburgh of the Commonwealth System of Higher Education and Novacea, Inc. (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on May 2, 2006).

Exhibit No.	Description of Exhibit
10.6†	License Agreement, dated as of December 3, 2003, by and between Novacea, Inc. and KuDOS Pharmaceuticals Limited (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on February 10, 2006).

10.7	Agreement, dated as of August 5, 2002, by and between Novacea, Inc. and Aventis Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on February 10, 2006).

10.8	Agreement, dated as of August 4, 2003, by and between Novacea, Inc. and Aventis Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on February 10, 2006).

10.9†	Supply Agreement, dated as of December 27, 2001, by and between Plantex USA, Inc. and Novacea, Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on May 2, 2006).

10.10	First Amendment to Supply Agreement, dated as of January 24, 2006, amending Supply Agreement, dated as of December 27, 2001, by and between Plantex USA, Inc. and Novacea, Inc. (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on February 10, 2006).

10.11	Office Lease, dated as of March 1, 2002, by and between Gateway Center LLC and Novacea, Inc. (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on February 10, 2006).

10.12	Amended and Restated First Amendment to Lease, dated as of September 1, 2004, by and between Gateway Center LLC and Novacea, Inc. (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on February 10, 2006).

10.13	Second Amendment to Lease, dated as of June 1, 2005, by and between Gateway Center LLC and Novacea, Inc. (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on February 10, 2006).

10.14	Executive Severance Benefits Agreement by and between Edward C. Albini and Novacea, Inc. (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on April 14, 2006).

10.15	Executive Severance Benefits Agreement by and between Ivy Ang and Novacea, Inc. (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on April 14, 2006).

10.16	Executive Severance Benefits Agreement by and between Fong Wang Clow, D.Sc. and Novacea, Inc. (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on April 14, 2006).

10.17	Executive Severance Benefits Agreement by and between John G. Curd, M.D. and Novacea, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on April 14, 2006).

10.18	Executive Severance Benefits Agreement by and between Amar Singh and Novacea, Inc. (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on April 14, 2006).

10.19†	Letter Amendment, dated November 21, 2005, to the Exclusive License Agreement, dated as of June 27, 2001, by and between the Oregon Health & Science University and D-Novo Therapeutics, Inc. (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on March 28, 2006).

Exhibit No.	Description of Exhibit
10.20	Second Amendment to Supply Agreement, dated as of March 21, 2006, amending Supply Agreement, dated as of December 27, 2001 by and between Plantex USA, Inc. and Novacea, Inc. (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on March 28, 2006).

10.21	2006 Director Equity Compensation Policy.

10.22	General Release and Separation Agreement by and between Bradford S. Goodwin and Novacea, Inc., effective as of December 12, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 18, 2006).

10.23††	Letter Agreement by and between John Walker and Novacea, Inc., dated as of December 18, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2006).

10.24††	Third Amendment to Supply Agreement, effective as of February 28, 2007, amending Supply Agreement, dated as of December 27, 2001 by and between Plantex USA, Inc. and Novacea, Inc.

10.25	2007 Management Bonus Program (incorporated by reference to the Current Report on Form 8-K filed on January 23, 2007).

23.1	Consent of independent registered public accounting firm.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
††	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

(b) Exhibits

See Exhibits listed under Item 15(a)(3) above.

(c) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 2nd day of April, 2007.

Novacea, Inc.

By:	/S/ JOHN P. WALKER
John P. Walker Interim Chief Executive Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, John P. Walker and Edward C. Albini, and each one of them, attorneys-in-fact for the undersigned, each with the power of substitution, for the undersigned in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN P. WALKER John P. Walker	Interim Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 2, 2007

/S/ EDWARD C. ALBINI Edward C. Albini	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2007

/S/ JAMES BLAIR, PH.D. James Blair, Ph.D.	Director	April 2, 2007

/S/ DANIEL M. BRADBURY Daniel M. Bradbury	Director	April 2, 2007

/S/ JAMES HEALY, M.D., PH.D. James Healy, M.D., Ph.D.	Director	April 2, 2007

/S/ JAY MOORIN Jay Moorin	Director	April 2, 2007

/S/ MICHAEL RAAB Michael Raab	Director	April 2, 2007

/S/ CAMILLE SAMUELS Camille Samuels	Director	April 2, 2007

/S/ LOWELL E. SEARS Lowell E. Sears	Director	April 2, 2007

/S/ ECKARD WEBER, M.D. Eckard Weber, M.D.	Director	April 2, 2007