Form 10-Q
period 2007-03-31
NOVACEA INC
filed 2007-05-15
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 10, 2007, 23,271,062 shares of our Common Stock, $.001 par value, were outstanding.

Index to Consolidated Financial Statements

Novacea, Inc.

(a development stage company)

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Novacea, Inc.

(a development stage company)

Condensed Balance Sheets

(In thousands, except for share and per share amounts )

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$19,274	$14,429
Marketable securities	37,506	50,150
Interest receivable	130	173
Prepaid and other current assets	788	926

Total current assets	57,698	65,678

Property and equipment, net	120	150
Other assets	226	236

Total assets	$58,044	$66,064

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,260	$2,413
Accrued compensation	1,445	2,260
Other accrued liabilities	1,795	1,191
Liability for early exercise of stock options	310	376

Total current liabilities	7,810	6,240

Stockholders’ equity:
Common stock, $0.001 par value — 123,104,000 shares authorized; 23,116,231 shares issued and outstanding at March 31, 2007 and 23,001,311 shares issued and outstanding at December 31, 2006	23	23
Additional paid-in-capital	153,331	152,428
Deferred stock-based employee compensation	(1,114)	(1,268)
Accumulated other comprehensive income	10	18
Deficit accumulated during the development stage	(102,016)	(91,377)

Total stockholders’ equity	50,234	59,824

Total liabilities and stockholders’ equity	$58,044	$66,064

See accompanying notes.

Novacea, Inc.

(a development stage company)

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Period from inception (February 27, 2001) to March 31, 2007
	2007	2006
Grant revenue	$—	$371	$3,248
Operating expenses:
Research and development	7,552	6,588	77,867
General and administrative	3,875	1,751	34,010

Total operating expenses	11,427	8,339	111,877

Loss from operations	(11,427)	(7,968)	(108,629)
Interest and other income, net	788	495	6,613

Net loss	$(10,639)	$(7,473)	$(102,016)

Net loss per common share, basic and diluted	$(0.46)	$(4.75)

Shares used in computing basic and diluted net loss per common share	23,095	1,572

See accompanying notes.

Novacea, Inc.

(a development stage company)

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Period from inception (February 27, 2001) to March 31, 2007
	2007	2006
Operating activities
Net loss	$(10,639)	$(7,473)	$(102,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42	32	446
Amortization of deferred stock-based employee compensation for employee stock options granted prior to January 1, 2006	120	175	1,089
Stock-based compensation for employee stock option granted on or subsequent to January 1, 2006	567	—	1,269
Stock-based compensation related to modification of employee stock option	—	—	398
Non-cash stock compensation related to non-employees	1	11	316
Non-cash expense related to settlement of the Company’s liability under 401(k) Plan	22	—	22
Non-cash expense related to the purchase of certain licensed technology	—	—	120
Changes in operating assets and liabilities:
Prepaid and other current assets	181	(449)	(918)
Other assets	10	(1,274)	(235)
Accounts payable and accrued liabilities	1,901	1,612	7,765

Net cash used in operating activities	(7,795)	(7,366)	(91,744)

Investing activities
Purchases of property and equipment	(12)	(2)	(557)
Purchase of certain licensed patent rights	—	—	(100)
Purchases of short-term investments	(12,025)	(16,467)	(265,004)
Maturities of short-term investments	24,662	6,925	227,620

Net cash provided by (used in) investing activities	12,625	(9,544)	(38,041)

Financing activities
Net proceeds from issuances of convertible preferred stock	—	306	108,330
Proceeds from issuances of common stock, net of repurchases	15	220	40,729

Net cash provided by financing activities	15	526	149,059

Net increase (decrease) in cash and cash equivalents	4,845	(16,384)	19,274
Cash and cash equivalents at beginning of period	14,429	36,039	—

Cash and cash equivalents at end of period	$19,274	$19,655	$19,274

Supplemental schedule of non-cash investing and financing activities
Common stock issued for technology licenses and patent rights	$—	$—	$9

Common stock issued for the Company’s matching contribution under 401(k) Plan	$286	$—	$286

Deferred stock-based employee compensation	$(34)	$(105)	$2,206

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$4

See accompanying notes.

Novacea, Inc.

(a development stage company)

Notes to Condensed Financial Statements

1. Organization and Summary of Significant Accounting Policies

Novacea, Inc. (the “Company”) is a biopharmaceutical company focusing on in-licensing, developing and commercializing novel therapies for the treatment of patients with cancer. The Company was founded in February 2001 and is incorporated in the State of Delaware and all of its property and equipment is located in the United States. The Company’s product portfolio features two clinical-stage oncology product candidates with worldwide rights, Asentar™ and AQ4N, each of which is a potential treatment for certain types of cancer. The Company has been primarily involved in performing research and development activities, hiring personnel, licensing new products, and raising capital to support and expand these activities since incorporation. Accordingly, the Company is considered to be in the development stage.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007 or for any other interim period or any other future year.

The accompanying unaudited condensed financial statements and notes to financial statements should be read in conjunction with the Company’s audited financial statements in its 2006 Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on April 2, 2007.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale securities. Total comprehensive loss for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(10,639)	$(7,473)
Change in unrealized gains (losses) on available-for-sale securities	(8)	19

Comprehensive loss	$(10,647)	$(7,454)

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common securities, including options, common stock subject to repurchase, warrants and convertible preferred stock.

Pro forma basic and diluted net loss per common share have been computed to give effect to the Company’s shares of convertible preferred stock that converted to common stock upon the closing of the Company’s initial public offering in May 2006 (using the as-converted method), from the date of issuance, as if the conversion occurred at the beginning of 2006, or date of issuance, if later.

The following table presents the calculation of historical and pro forma basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Historical:
Net loss	$(10,639)	$(7,473)

Weighted-average number of common shares outstanding	23,299	1,923
Less: Weighted-average common shares subject to repurchase	(204)	(351)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	23,095	1,572

Basic and diluted net loss per common share	$(0.46)	$(4.75)

Pro forma:
Basic and diluted weighted-average shares used above		1,572
Pro forma adjustments to reflect assumed weighted-average effect of the conversion of convertible preferred stock, prior to the completion of the Company’s IPO in May 2006		14,235

Weighted-average shares used in computing pro forma basic and diluted net loss per common share		15,807

Pro forma net loss per common share, basic and diluted		$(0.47)

The following outstanding options, common stock subject to repurchase and convertible preferred stock were excluded from the computation of historical diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2007	2006
Options to purchase common stock	2,848	1,580
Common stock subject to repurchase (weighted average basis)	204	351
Convertible preferred stock (as converted basis, until completion of the Company’s IPO in May 2006)	—	14,240

Recently Adopted Accounting Pronouncement

Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN No. 48). In June 2006, Financial Accounting Standards Board (“FASB”) issued FIN No. 48 that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN No. 48 provides guidance on derecognition (vs. “recognition”), classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted this statement effective January 1, 2007. The adoption of FIN No. 48 did not have a material effect on the Company’s financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and in several states. All tax years since the Company’s incorporation in 2001 remain subject to examination by major tax jurisdictions.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.

2. Stock-Based Compensation

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

The components of the stock-based compensation recognized in the Company’s statements of operations for the three months ended March 31, 2007, and 2006 are as follows (in thousands):

	Three Months Ended March 31,		Period from inception (February 27, 2001) to March 31, 2007
	2007	2006
Research and development	$181	$97	$723
General and administrative	506	78	1,635

Total stock based-compensation	$687	$175	$2,358

Employee Stock-Based Awards Granted Prior to January 1, 2006

Compensation costs for employee stock options granted prior to January 1, 2006, the date the Company adopted SFAS No. 123R, were accounted for using the intrinsic-value method of accounting as prescribed by APB No. 25, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under APB No. 25, compensation expense for employee stock options is based on the excess, if any, of the fair value of the Company’s common stock over the option exercise price on the measurement date, which is typically the date of grant. The Company determined in 2005 that, for accounting purposes, the estimated fair value of the Company’s common stock was greater than the exercise price for certain options granted to employees during 2005. The Company recorded deferred stock-based employee compensation of $2.6 million for these options as a component of stockholders’ equity, which will be amortized as a non-cash expense, as adjusted by unvested options cancelled as a result of employee terminations, over the vesting period of the applicable option, which is generally four years, on a straight line basis. As such, for the three months ended March 31, 2007, and 2006 the Company recorded amortization of $120,000 and $175,000, respectively, in deferred stock-based employee compensation and reversed $34,000 and $105,000, respectively, of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations. At March 31, 2007, the expected future amortization expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

Years ending December 31,	2007	(remainder)	$350
	2008		467
	2009		297

			$1,114

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

The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended March 31,
	2007		2006
Stock Option Plans

Weighted-average expected term	6.1	years	6.1	years
Expected volatility	74.3%		73.0%
Risk-free interest rate	4.8%		5.0%
Dividend yield	—%		—%

As of March 31, 2007, there was $4.9 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested employee stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted average period of 3.0 years.

Stock Option Activity

The following table summarizes option activity under the Amended 2001 Stock Option Plan, including stock options granted to non-employees, and related information:

	Shares Available for Grant	Options Outstanding	Weighted- Average Exercise Price per Share

	(in thousands, except per share amounts)
Balance at December 31, 2005	327	1,761	$1.56
Options exercised	—	(223)	1.83
Options canceled	130	(130)	1.76
Options transferred to 2006 Incentive Award Plan	(457)	—	—

Balance at December 31, 2006	—	1,408	1.50

Options exercised	—	(19)	1.03
Options canceled	41	(41)	1.54
Options transferred to 2006 Incentive Award Plan	(41)	—	—

Balance at March 31, 2007	—	1,348	$1.50

The following table summarizes option activity under the 2006 Incentive Award Plan, including stock options granted to non-employees, and related information:

	Shares Available for Grant	Options Outstanding	Weighted- Average Exercise Price per Share

	(in thousands, except per share amounts)
Balance at December 31, 2005	—	—	$—
Shares authorized	2,500	—	—
Options transferred from Amended 2001 Stock Option Plan	457	—	—
Options granted	(929)	929	6.38
Options canceled	23	(23)	6.50

Balance at December 31, 2006	2,051	906	6.38

Automatic increase in option pool on January 1, 2007	1,150	—	—
Options transferred from Amended 2001 Stock Option Plan	41	—	—
Options granted	(705)	705	5.92
Options canceled	111	(111)	6.14

Balance at March 31, 2007	2,648	1,500	$6.18

At March 31, 2007, all 1,348,115 of the outstanding options granted under the Amended 2001 Stock Option Plan to purchase shares of common stock of the Company were exercisable. At March 31, 2007, 266,756 outstanding options were vested under the 2006 Incentive Award Plan and were exercisable.

The Company’s outstanding options as of March 31, 2007 are summarized in the following table:

Exercise Price per Share	Number of Options Outstanding	Number of Options Vested	Weighted- Average Remaining Contractual Life

	(in thousands)		(in years)
$0.53	123	123	4.78
$0.63	2	2	5.16
$1.05	240	229	6.06
$1.30	701	591	6.97
$1.58	46	21	8.11
$1.93	156	58	8.44
$5.25	80	57	8.67
$5.90	649	44	9.80
$6.17	250	16	9.72
$6.21	114	33	9.45
$6.50	450	173	9.11
$6.82	14	—	9.88
$7.23	23	—	9.63

	2,848	1,347

The total fair value of the shares vested during the three months ended March 31, 2007, was $1.3 million. The number of shares vested during the three months ended March 31, 2007 was 324,301, and their weighted average grant date fair value was $4.12. The number of shares forfeited during the three months ended March 31, 2007 was 152,513, and their weighted average grant date fair value was $5.21.

Options granted under the Amended 2001 Stock Option Plan may be exercised prior to vesting, with the underlying shares subject to the Company’s right of repurchase, which lapses over the vesting term. At March 31, 2007 there were 186,877 shares of common stock issued pursuant to early exercises that are subject to the Company’s right of repurchase at prices ranging from of $1.05 to $1.93 per share.

In accordance with ratified Emerging Issues Task Force (“EITF”) No. 00-23, Issues Related to the Accounting for Stock Compensation under Accounting Principles Board (“APB”) Opinion No. 25, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN No. 44), the shares purchased by the employees pursuant to the early exercise of stock options are not deemed to be issued until those shares vest. The EITF reached consensus that these guidelines should be applied to stock option awards granted or modified after March 21, 2002. Therefore, cash received in exchange for exercised and unvested shares related to stock options granted after that date is recorded as a liability for early exercise of stock options on the accompanying balance sheets, and will be transferred into common stock and additional paid-in capital as the shares vest. In addition to the options outstanding as reflected in the above tables, at March 31, 2007 there were 186,877 shares of common stock subject to repurchase under option grants made after March 21, 2002, for which the Company recorded $310,000 as liabilities. Such shares will be reflected as shares outstanding when the shares vest.

Non-employee Stock Option Awards

Stock-based compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, EITF 96-18, Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and related Interpretations, using a fair value approach, and the compensation costs of such arrangements are subject to re-measurement over their vesting terms, as earned.

3. Cash, Cash Equivalents and Marketable Securities

The following is a summary of the fair value of cash and available-for-sale securities at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$—	$—	$—	$—
Government and municipal obligations	910	—	—	910
Corporate debt securities	36,585	11	—	36,596
Money market funds	19,274	—	—	19,274

Total	$56,769	$11	$—	$56,780

Reported as:
Cash and cash equivalents	$19,274	$—	$—	$19,274
Marketable securities	37,495	11	—	37,506

Total	$56,769	$11	$—	$56,780

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$350	$—	$—	$350
Government and municipal obligations	910	—	—	910
Corporate debt securities	51,221	20	(2)	51,239
Money market funds	12,080	—	—	12,080

Total	$64,561	$20	$(2)	$64,579

Reported as:
Cash and cash equivalents	$14,429	$—	$—	$14,429
Marketable securities	50,132	20	(2)	50,150

Total	$64,561	$20	$(2)	$64,579

At March 31, 2007, approximately $56.8 million of available-for-sale securities matures within one year of the balance sheet date. The average maturity of available-for-sale securities was approximately 2.4 months.

4. Subsequent Events

KuDOS Pharmaceuticals Limited. In April 2007, the Company entered into an assignment of KuDOS’ ownership of rights, title and interests in patents and know-how related to AQ4N. Under the terms and conditions of the agreement, the Company may be obligated in the future to make a payment to KuDOS of $5.0 million upon achievement of a certain milestone tied to the Company’s AQ4N sales reaching a specified dollar level. No other future pre-approval development milestones or royalties will be due to KuDOS under this agreement.

BTG International Limited. In April 2007, the Company entered into a novation and license agreement with BTG International Limited, or BTG, the primary licensor to KuDOS regarding AQ4N. The Company acquired the worldwide exclusive rights to patents and know-how for the development, manufacture and use of AQ4N for the diagnosis, treatment and prevention of human diseases. The Company is obligated to pay BTG approximately $1.4 million as an up-front payment. Under the terms and conditions of the agreement, the Company is obligated to pay BTG approximately $0.1 million per year beginning in 2008 until the Company receives regulatory approval for AQ4N. Further, under the agreement, the Company may be obligated in the future to make certain milestone payments to BTG of up to approximately $12.0 million, which are contingent upon the occurrence of certain clinical development and regulatory events related to AQ4N. In addition, the Company is obligated to pay BTG certain annual royalties based on net sales of AQ4N, which are subject to annual minimum royalty payment amounts, and which royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses to third parties in order to manufacture, use or sell AQ4N. The Company has also agreed to pay BTG a certain percentage of any sub-license revenues that the Company receives. The license agreement will terminate on a country-by-country basis on the expiration date in the applicable country of the last-to-expire patent licensed to us under the agreement. Currently, the composition of matter patent for AQ4N is scheduled to expire in October 2010 in the U.S., while the protection for the current formulation, if granted in the U.S. in the future, extends until September 2024, absent an extension of the expiration date of any patent under the agreement past such date. The Company has patent applications pending which, if issued and not invalidated, may extend its rights past the expiration date of the last-to-expire patent. In addition to customary termination provisions, including breach of the agreement and bankruptcy, BTG may terminate the license agreement if the Company directly or indirectly opposes or assists any third party in opposing BTG’s patents. The Company may terminate the agreement by giving notice to BTG at any time, which termination shall be effective six months after such notice and upon transfer of ownership to BTG or its designee of certain rights as required by the agreement, subject to certain payments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2007 and results of operations for the three months ended March 31, 2007 and 2006 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A.“Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

We incorporated in February 2001 and continue to be a development stage company. We have devoted substantially all of our resources to the licensure and clinical development of our product candidates. We have generated only a limited amount of grant revenue, and we have not generated any revenue from the sale of our product candidates. Until we completed our initial public offering in May 2006, we funded our operations primarily through the private placement of equity securities. In our initial public offering, we sold 6,250,000 shares of our common stock and in June 2006, the underwriters of our initial public offering purchased an additional 657,500 shares of our common stock pursuant to their over-allotment option. Net proceeds from the initial public offering and the subsequent exercise of the underwriters’ over-allotment option and purchase of additional shares of our common stock were approximately $39.2 million, after deducting underwriting discounts and commissions and other offering expenses. We have incurred a net loss for the three months ended March 31, 2007 and 2006 of $10.6 million and $7.5 million, respectively, and cumulative net losses of $102.0 million since our inception in 2001 through March 31, 2007. We expect our net losses to increase primarily due to our anticipated clinical trial activities. Clinical trials are costly, and as we continue to advance our product candidates through development, we expect our research and development expenses to increase significantly, especially as we continue our Phase 3 clinical trial of Asentar™ for the treatment of patients with AIPC. As compared to Phase 1 and Phase 2 clinical trials, Phase 3 clinical trials are typically more expensive as they involve a greater number of patients, are conducted at multiple sites and sometimes in several countries, are conducted over a longer period of time and require greater quantities of drug product. In addition, we plan to expand our infrastructure and facilities and hire additional personnel, including clinical development, administrative, sales and marketing personnel. We are unable to predict when, if ever, we will be able to commence the sale of, or generate any other type of revenue for, any of our product candidates.

Revenues. We have generated $3.2 million in grant revenues from our inception in 2001, including $0.0 million and $0.4 million during the three months ended March 31, 2007 and 2006, respectively, and do not expect to generate any revenues from the sale of our product candidates for at least several years.

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

From inception in 2001 through March 31, 2007, we have incurred an aggregate of $77.9 million of research and development expenses, including $7.6 million and $6.6 million of research and development expenses during the three months ended March 31, 2007 and 2006, respectively. We expect that research and development expenses will increase significantly in the future as we progress our product candidates through the more expensive Phase 2 and Phase 3 clinical trials, start additional clinical trials, file for regulatory approvals, hire more employees and expand our infrastructure and facilities. Completion of clinical trials may take several years, although the length of these trials varies substantially according to the nature and complexity of the particular product candidate.

The following table provides a general estimated completion period for each phase of the clinical trials that we typically conduct:

Clinical Phase	Estimated Completion Period
Phase 1 / 2	0.5-2.0 Years
Phase 2	1.5-3.0 Years
Phase 3	3.0-5.0 Years

We initiated patient enrollment for our ASCENT-2 clinical trial of Asentar™ in the first quarter of 2006 and expect to receive data from this trial approximately three years after the trial’s inception.

The clinical development and regulatory approval processes inherently contain significant risks and uncertainties. Therefore, it is difficult to estimate the costs necessary to complete development projects. For example: we may experience delays or fail to obtain institutional review board approval to conduct clinical trials at a prospective site; we may experience delays or fail to reach agreement on acceptable clinical trial terms or clinical trial protocols with prospective sites or investigators; patient enrollment may be slower than expected at trial sites due to factors including the limited number of, and substantial competition for, suitable patients with the particular types of cancer required for enrollment in our clinical trials; there is a limited number of, and substantial competition for, suitable sites to conduct our clinical trials; clinical trial sites may terminate our clinical trials; patients and medical investigators may be unwilling or unable to follow our clinical trial protocols; patients may fail to complete our clinical trials once enrolled; results from clinical trials may be unfavorable; and unforeseen safety issues may arise or regulatory agencies may deem data from clinical trials insufficient for marketing approval and may require additional clinical trials. Additionally, risks related to the timing and results of our clinical trials add to the difficulty of estimating the costs necessary to complete development projects. For example: we cannot guarantee that the FDA will not require us to conduct an additional Phase 3 clinical trial for Asentar™ in order to obtain approval, even if our ASCENT-2 clinical trial of Asentar™ is successful; failure to recruit and enroll patients for clinical trials may cause the development of our product candidates to be delayed; if safety or efficacy issues arise with Taxotere, we may experience significant regulatory delays and our ASCENT-2 clinical trial may need to be terminated or re-designed; the results of previous clinical trials may not be predictive of future results, which might delay regulatory approval, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities or our product candidates may cause undesirable side effects during clinical trials that could delay or prevent their regulatory approval or commercialization. Because of these risks, and the other risks set forth more fully in Item 1A, Risk Factors, to this Quarterly Report on Form 10-Q, the cost projections and development timelines related to our clinical development and regulatory programs may be materially impacted. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for our personnel in executive, business development, marketing, human resources, external communications, finance and other administrative functions, as well as consulting costs, including market research and business consulting. Other costs include professional fees for legal and accounting services, insurance and facility costs. We anticipate that general and administrative expenses will increase significantly in the future as we continue to expand our operating activities and as a result of costs associated with being a public company. From our inception through March 31,

2007, we have incurred an aggregate of $34.0 million of general and administrative expenses, including $3.9 million and $1.8 million of general and administrative expenses during the three months ended March 31, 2007 and 2006, respectively.

Results of Operations

Three Months ended March 31, 2007 and 2006

We have a limited operating history. The following tables reflect period over period changes in selected line items from our statements of operations (in thousands, except percentages):

	Three Months Ended March 31,		Change Period Over Period
	2007	2006
Grant Revenue	$—	$371	$(371)	—%
Research and Development Expenses	7,552	6,588	964	15%
General and Administrative Expenses	3,875	1,751	2,124	121%
Interest and Other Income, Net	788	495	293	59%

Grant Revenue

We did not record any grant revenue under our two agreements with Aventis Pharmaceuticals, Inc. during the three months ended March 31, 2007. Grant revenue for the three months ended March 31, 2006 was $0.4 million and was attributable to a development progress milestone achieved in 2006 for one of our two agreements with Aventis Pharmaceuticals, Inc. related to our Asentar™ clinical studies. Approximately $0.1 million remained available for grant under these agreements as of March 31, 2007.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Asentar™	$4,736	$3,468
Vinorelbine oral	5	1,673
AQ4N	1,677	672
Other projects	953	678
Stock-based compensation	181	97

Total research and development expenses	$7,552	$6,588

Research and development expenses for the three months ended March 31, 2007 and 2006 were $7.6 million and $6.6 million, respectively. This represents an increase in research and development expenses of $1.0 million, or 15%, between the three-month periods in 2007 and 2006.

Research and development expenses associated with Asentar™ were $4.7 million for the three months ended March 31, 2007 compared to $3.5 million for the three months ended March 31, 2006. The $1.3 million, or 37%, increase was due primarily to the clinical development activities in our ASCENT-2 Phase 3 clinical trial for Asentar™, which began in the first quarter of 2006.

Research and development expenses associated with vinorelbine oral for the three months ended March 31, 2007 were immaterial, as a result of the termination during the fourth quarter of 2006 of our then existing agreements related to vinorelbine oral, and the return to the licensor all vinorelbine oral product rights in the United States and Canada. Research and development expenses associated with vinorelbine oral were $1.7 million for the three months ended March 31, 2006, which primarily reflects development activities on the product candidate and the expenses associated with our achievement of a development milestone in the first quarter of 2006.

Research and development expenses associated with AQ4N were $1.7 million for the three months ended March 31, 2007 compared to $0.7 million for the three months ended March 31, 2006. The $1.0 million, or 150%, increase resulted primarily from the development activities and related expenses for AQ4N, currently in a Phase 1b/2a clinical trial in glioblastoma multiforme.

Other research and development expenses were approximately $1.0 million for the three months ended March 31, 2007 compared to $0.7 million for the three months ended March 31, 2006. The $0.3 million, or 41%, increase resulted primarily from costs associated with higher internal, and related external, activities associated with advancing our general research and development efforts.

Stock-based compensation expense was $0.2 million for the three months ended March 31, 2007 compared to $0.1 million for the three months ended March 31, 2006. The $0.1 million, or 87%, increase resulted primarily from additional stock options granted to our employees during the twelve months ended March 31, 2007.

We expect that research and development expenses will increase significantly in the future as we advance our product candidates through Phase 2 and Phase 3 clinical trials, start additional clinical trials, file for regulatory approvals, hire more employees and expand our infrastructure and facilities.

General and Administrative Expenses

General and administrative expenses were $3.9 million for the three months ended March 31, 2007 compared to $1.8 million for the three months ended March 31, 2006. The increase of $2.1 million, or 121%, in general and administrative expenses was mainly due to a $0.6 increase in consulting, legal and audit fees, $0.4 million increase in stock-based compensation expense, resulting primarily from additional stock options granted to our employees during the twelve months ended March 31, 2007, $0.3 million increase in compensation and benefits, $0.3 million increase in marketing and communication expenses, $0.2 million increase in spending on recruitment, and $0.2 million increase in insurance expense.

We anticipate that general and administrative expenses will increase significantly in the future as we continue to expand our operating activities, continue to file and prosecute new and existing patents, and as a result of costs associated with being a public company.

Interest and Other Income, Net

Interest and other income, net, was $0.8 million for the three months ended March 31, 2007 compared to $0.5 million for the three months ended March 31, 2006. The increase of $0.3 million, or 59 % between the 2007 and 2006 periods resulted from higher average investment balances and increased investment yields.

Liquidity and Capital Resources

We have incurred net losses of $102.0 million since inception through March 31, 2007. We have generated a limited amount of revenue, and do not expect to generate revenue from product candidates for several years. Since inception, we have funded our operations primarily through the private placement of our preferred stock. We raised net proceeds of $12.1 million through the sale of our Series A convertible preferred stock in 2001 and 2002, $35.9 million through the sale of our Series B convertible preferred stock in 2002 and $34.9 million through the sale of our Series C convertible preferred stock in December 2003. We raised net proceeds of $25.1 million through an additional sale of our Series C convertible preferred stock in December 2005 and $0.3 million through an additional sale of our Series C convertible preferred stock in January 2006.

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

At March 31, 2007, we had cash, cash equivalents and marketable securities of $56.8 million. At December 31, 2006, our cash, cash equivalents and marketable securities were $64.6 million.

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2007 and 2006 was $7.8 million and $7.4 million, respectively. For the three months ended March 31, 2007, cash used in operations was primarily attributable to our net loss, partially offset by an increase in accrued liabilities resulting principally from increased research and development activities and non-cash charges related to stock-based compensation. For the three months ended March 31, 2006, cash used in operations was attributable primarily to our net loss and an increase in prepaid expenses related primarily to costs associated with our initial public offering, partially offset by an increase in accounts payable and accrued liabilities resulting principally from increased research and development activities and non-cash charges related to stock-based compensation.

Cash Provided by and Used in Investing Activities

Net cash provided by investing activities of $12.6 million for the three months ended March 31, 2007 was due primarily to net maturities of short-term investments. Net cash used in investing activities of $9.5 million for the three months ended March 31, 2006 was due primarily to net purchases of short-term investments.

Cash Provided by Financing Activities

Net cash provided by financing activities of $15,000 for the three months ended March 31, 2007 was primarily due to proceeds from the issuance of our common stock from the exercise of outstanding stock options. Net cash provided by financing activities of $0.5 million for the three months ended March 31, 2006 was primarily related to proceeds from the sale of convertible preferred stock and the proceeds from issuance of our common stock from the exercise of outstanding stock options.

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

We expect to incur losses from operations in the future. We expect to incur increasing research and development expenses, including expenses related to clinical trials and additional personnel. We expect that our general and administrative expenses will increase in the future as we expand our staff, add infrastructure and incur additional expenses related to being a public company, including directors’ and officers’ insurance, investor relations and increased professional fees, including costs associated with compliance with the Sarbanes-Oxley Act of 2002. We currently anticipate that our capital resources as of March 31, 2007 will be sufficient to enable us to maintain our currently planned operations through the end of the first quarter 2008.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2007 include purchase commitments and future minimum lease payments under an operating lease. Our purchase commitments payable as of March 31, 2007 were not material. Our future minimum lease payments under an operating lease which expires in June 2007 are $0.1 million payable in the year ending December 31, 2007.

KuDOS Pharmaceuticals Limited. As of March 31, 2007, the only payments we have made are aggregate research reimbursement payments of $1.0 million and aggregate milestone payments of $1.0 million under the agreement. In April 2007, we terminated our December 2003 license agreement for KuDOS’ North American rights in favor of a worldwide license agreement concluded directly with the primary licensor to KuDOS, BTG International Limited. Relatedly, in April 2007, we entered into an assignment of KuDOS’ ownership of rights, title and interests in patents and know-how related to AQ4N. Under the terms and conditions of the agreement, we may be obligated in the future to make a payment to KuDOS of $5.0 million upon achievement of a certain milestone tied to our AQ4N sales reaching a specified dollar level. No other future pre-approval development milestones or royalties will be due to KuDOS under this agreement.

BTG International Limited. In April 2007, we entered into a novation and license agreement with BTG International Limited, or BTG, the primary licensor to KuDOS regarding AQ4N. We acquired the worldwide exclusive rights to patents and know-how for the development, manufacture and use of AQ4N for the diagnosis, treatment and prevention of human diseases. We are obligated to pay BTG approximately $1.4 million as an up-front payment. Under the terms and conditions of the agreement, we are obligated to pay BTG approximately $0.1 million per year beginning in 2008 until we receive regulatory approval for AQ4N. Further, under the agreement, we may be obligated in the future to make certain milestone payments to BTG up to approximately $12.0 million, which are contingent upon the occurrence of certain clinical development and regulatory events related to AQ4N. Payments to BTG that relate to pre-approval development milestones are recorded as research and development expense when incurred. In addition, we are obligated to pay BTG certain annual royalties based on net sales of AQ4N, which are subject to annual minimum royalty payment amounts, and which royalty rate may be reduced in the event that we must pay certain additional royalties under patent licenses to third parties in order to manufacture, use or sell AQ4N. We have also agreed to pay BTG a certain percentage of any sub-license revenues we receive. The license agreement will terminate on a country-by-country basis on the expiration date in the applicable country of the last-to-expire patent licensed to us under the agreement. Currently, the composition of matter patent for AQ4N is scheduled to expire in October 2010 in the U.S., while the protection for the current formulation, if granted in the U.S. in the future, extends until September 2024, absent an extension of the expiration date of any patent under the agreement past such date. We have patent applications pending which, if issued and not invalidated, may extend our rights past the expiration date of the last-to-expire patent. In addition to customary termination provisions, including breach of the agreement and bankruptcy, BTG may terminate the license agreement if we directly or indirectly oppose or assist any third party in opposing BTG’s patents. We may terminate the agreement by giving notice to BTG at any time, which termination shall be effective six months after such notice and upon transfer of ownership to BTG or its designee of certain rights as required by the agreement, subject to certain payments.

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no off-balance sheet arrangements, as defined under Regulation S-K Item 303(a)(4).

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

We estimate the expected term of options using the “simplified” method, as illustrated in Staff Accounting Bulletin (“SAB”) No. 107. As we have been operating as a public company for a period of time that is shorter than our estimated expected option term, we are unable to use actual price volatility data. Therefore, we estimate the volatility of our common stock based on volatility of similar entities. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Total compensation cost related to nonvested stock options not yet recognized as of March 31, 2007 was $6.7 million and the weighted average period over which it is expected to be recognized was 2.9 years.

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

Recently Adopted Accounting Pronouncement

Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN No. 48). In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48 that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN No. 48 provides guidance on derecognition (vs. “recognition”), classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this statement effective January 1, 2007. The adoption of FIN No. 48 did not have a material effect on our financial statements.

We file income tax returns in the U.S. federal jurisdiction and in several states. All tax years since our incorporation in 2001 remain subject to examination by major tax jurisdictions.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

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

Our investment policy restricts investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; fulfillment of liquidity needs; above-market returns versus industry averages; and fiduciary control of cash and investments. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our portfolio of cash equivalents, short-term marketable securities and restricted cash in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. As of March 31, 2007, all of our investments were in money market accounts, certificates of deposit or investment grade corporate debt obligations and U.S. government securities. Due to the short-term nature of these investments, a 10% movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of March 31, 2007.

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

There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our fiscal year ending December 31, 2007. The evidence of such compliance is due no later than the time we file our annual report for the fiscal year ending December 31, 2007. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in a management assurance, or an attestation by the independent auditors, that internal controls over financial reporting are adequate.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We are not profitable and have incurred losses in each year since our inception in 2001. We have only generated a limited amount of grant revenue, and we have not generated any revenue from product sales. We do not anticipate that we will generate revenue from the sale of products for the foreseeable future. We have not yet submitted any products for approval by regulatory authorities and we do not currently have rights to any products that have been approved for marketing in our territory. We continue to incur research and development and general and administrative expenses related to our operations. Our net loss for the years ended December 31, 2004, 2005 and 2006 and for the three months ended March 31, 2007 were $18.0 million, $23.8 million, $29.6 million, and $10.6 million, respectively. As of March 31, 2007, we had an accumulated deficit of $102.0 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and prepare for and begin to commercialize any approved products. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

We do not know whether our ASCENT-2 clinical trial of Asentar™ for AIPC and our Phase 1b/2a clinical trial of AQ4N for glioblastoma multiforme will be completed on schedule, or at all, and we cannot guarantee that our planned clinical trials will begin on time or at all. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:

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

We intend to continue to rely on in-licensing as the source of any of our future product candidates for development and commercialization. Because we do not currently have nor do we intend to establish internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license products to us. The success of this strategy depends upon our ability to identify, select and acquire pharmaceutical product candidates. Proposing, negotiating and implementing an economically viable product acquisition or license are lengthy and complex processes. We compete for partnering arrangements and license agreements with pharmaceutical and biotechnology companies and academic research institutions. Our competitors may have stronger relationships with third parties with whom we are interested in collaborating, greater financial, development and commercialization resources and/or may have more established histories of developing and commercializing products than we do. As a result, our competitors may have a competitive advantage in entering into partnering arrangements with such third parties. In addition, even if we find promising product candidates, and generate interest in a partnering or strategic arrangement to acquire such product candidates, we may not be able to acquire rights to additional product candidates or approved products on commercially reasonable terms that we find acceptable, or at all.

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

Our commercial success will depend on our ability to obtain patents and/or regulatory exclusivity and maintain adequate protection for our technologies and product candidates in the United States and other countries. As of March 31, 2007, we owned or had exclusive rights to 30 issued U.S. and foreign patents and 131 pending U.S. and foreign patent applications. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

We license the development and commercialization rights for each of our product candidates, and we expect to enter into similar licenses in the future. For instance, we licensed exclusive worldwide rights from OHSU and the University of Pittsburgh, pursuant to two separate license agreements, that enable us to use and administer calcitriol, the active ingredient in Asentar™, in the treatment of cancer. In 2003, we licensed exclusive rights in the United States, Canada and Mexico to AQ4N from KuDOS, which was acquired by AstraZeneca. In April 2007, we terminated the December 2003 license agreement with KuDOS, in favor of an agreement concluded directly with the primary licensor to KuDOS, BTG International Limited, under which we acquired the worldwide exclusive rights to patents and know-how for the development, manufacture and use of AQ4N for the diagnosis, treatment and prevention of human diseases. In addition, we previously licensed exclusive rights in the United States and Canada to vinorelbine oral from Pierre Fabre. During the fourth quarter of 2006, we exercised our right to terminate our existing agreements related to our prior product candidate, vinorelbine oral, and return to Pierre Fabre the vinorelbine oral product rights in the United States and Canada. Under these licenses we are subject to commercialization and development, sublicensing, royalty and milestone payments, insurance and other obligations. If we fail to comply with any of these obligations or otherwise breach these license agreements, our licensing partners may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusivity rights provided therein could harm our financial condition and operating results, including by resulting in the termination or delay of, or a reduction in the scope of our development efforts with respect to, any of our current or future product candidates, or by resulting in increased competition with respect to any of our current or future product candidates. In addition, to the extent that we receive benefits from collaborative provisions under any of our license agreements, we may lose those benefits, which could result in significant increases to our product development expenditures, and the need to hire additional employees or otherwise develop expertise for which we have not budgeted.

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

Many of our employees were previously employed at universities or biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we have not received any claim to date, we may be subject to claims that these employees through their employment inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel.

We expect that the price of our common stock may be volatile.

Prior to our initial public offering of common stock, there was no public market for our common stock. The price of our common stock may be volatile as a result of changes in our operating performance or prospects. From the date of our initial public offering in May 2006 through March 31, 2007, the price of our common stock has ranged from a high of $12.25 to a low of $5.45. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

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

As of April 2, 2007, we believe that our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned approximately 82% of our outstanding common stock. Based on required securities filings, we do not believe that any substantial change has occurred in this ownership concentration. Accordingly, these stockholders, acting as a group, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Recent Sales of Unregistered Securities

We did not sell any securities during the three months ended March 31, 2007 that were not registered under the Securities Act of 1933, as amended.

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

We did not make any repurchases of common stock in the three months ended March 31, 2007.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

On April 19, 2007, we terminated the license agreement, dated as of December 3, 2003 (the “KuDOS License”), between Novacea and KuDOS Pharmaceuticals Limited (“KuDOS”) pursuant to Section 11.3 of the KuDOS License. Under the KuDOS License, we obtained exclusive, royalty-bearing licenses to certain KuDOS patents and know-how and an exclusive license to certain patents and know-how acquired or to be acquired by KuDOS from BTG International Limited (“BTG”) to our AQ4N product for all human therapeutic, prophylactic and diagnostic uses in the United States, Canada and Mexico. We also received a sub-license to certain patents relating to AQ4N that KuDOS had licensed from BTG.

In connection with termination of the KuDOS License, we entered into an assignment agreement, dated as of April 19, 2007, between Novacea and KuDOS (the “Assignment Agreement”) pursuant to which KuDOS transferred ownership of all rights, title and interests in patents and know-how related to AQ4N to Novacea. Under the terms of the Assignment Agreement, we may be obligated to make a future payment to KuDOS of $5.0 million upon achievement of a certain milestone tied to our AQ4N sales reaching a specified dollar level. No other future pre-approval development milestones or royalties will be due to KuDOS under the Assignment Agreement or the KuDOS License.

On April 19, 2007, we entered into a novation and license agreement (the “BTG License”) between Novacea and BTG. Under the BTG License, we acquired the worldwide exclusive rights to patents and know-how for the development, manufacture and use of AQ4N for the diagnosis, treatment and prevention of human diseases. We are obligated under the BTG License to pay BTG approximately $1.4 million as an up-front payment and approximately $0.1 million per year beginning in 2008 and continuing until we receive regulatory approval for AQ4N. Further, under the BTG License, we may be obligated to make certain future milestone payments to BTG of up to approximately $12.0 million, which are contingent upon the occurrence of certain clinical development and regulatory events related to AQ4N. In addition, we are obligated to pay BTG certain annual royalties based on net sales of AQ4N, which are subject to annual minimum royalty payment amounts, and which royalty rate may be reduced in the event that we must pay certain additional royalties under patent licenses to third parties in order to manufacture, use or sell AQ4N. We have also agreed to pay BTG a certain percentage of any sub-license revenues we receive. The BTG License will terminate on a country-by-country basis on the expiration date in the applicable country of the last-to-expire patent licensed to us under the BTG License. Currently, the composition of matter patent for AQ4N is scheduled to expire in October 2010 in the U.S., while the protection for the current formulation, if granted in the U.S. in the future, extends until September 2024, absent an extension of the expiration date of any patent under the agreement past such date. We have patent applications pending which, if issued and not invalidated, may extend our rights past the expiration date of the last-to-expire patent. In addition to customary termination provisions, including breach of the agreement and bankruptcy, BTG may terminate the BTG License if we directly or indirectly oppose or assist any third party in opposing BTG’s patents. We may terminate the agreement by giving notice to BTG at any time, which termination shall be effective six months after such notice and upon transfer of ownership to BTG or its designee of certain rights as required by the agreement, subject to certain payments.

Item 6.	Exhibits

(a)	Exhibits:

10.1	2006 Directors Compensation Policy, as amended.

10.2†	Novation and License Agreement between BTG International Limited and Novacea Inc., dated as of April 19, 2007.

10.3†	Assignment by and between KUDOS Pharmaceuticals Limited and Novacea Inc., dated as of 19 April, 2007.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 15th day of May 2007.

Novacea, Inc.

/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)