Form 10-Q
period 2007-06-30
NOVACEA INC
filed 2007-08-14
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 13, 2007, 23,531,185 shares of our Common Stock, $.001 par value, were outstanding.

Index to Consolidated Financial Statements

Novacea, Inc.

(a development stage company)

Item No.		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Condensed Balance Sheets — June 30, 2007 and December 31, 2006	3

	Condensed Statements of Operations — Three and six months ended June 30, 2007 and 2006 and for the period from February 27, 2001 (Inception) to June 30, 2007	4

	Condensed Statements of Cash Flows — Six months ended June 30, 2007 and 2006 and for the period from February 27, 2001 (Inception) to June 30, 2007	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

	SIGNATURES	43

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Novacea, Inc.

(a development stage company)

Condensed Balance Sheets

(In thousands, except for share and per share amounts)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$13,264	$14,429
Marketable securities	32,888	50,150
Account receivable	60,000	—
Interest receivable	153	173
Prepaid and other current assets	1,143	926

Total current assets	107,448	65,678

Property and equipment, net	118	150
Other assets	215	236

Total assets	$107,781	$66,064

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,770	$2,413
Accrued compensation	2,011	2,260
Deferred revenue	9,968	—
Other accrued liabilities	6,403	1,191
Liability for early exercise of stock options	338	376

Total current liabilities	21,490	6,240

Non-current deferred revenue	49,896	—

Total liabilities	71,386	6,240

Stockholders’ equity:
Common stock, $0.001 par value — 123,104,000 shares authorized; 23,468,946 shares issued and outstanding at June 30, 2007 and 23,001,311 shares issued and outstanding at December 31, 2006	24	23
Additional paid-in-capital	155,135	152,428
Deferred stock-based employee compensation	(743)	(1,268)
Accumulated other comprehensive income	21	18
Deficit accumulated during the development stage	(118,042)	(91,377)

Total stockholders’ equity	36,395	59,824

Total liabilities and stockholders’ equity	$107,781	$66,064

See accompanying notes.

Novacea, Inc.

(a development stage company)

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from inception (February 27, 2001) to June 30, 2007
	2007	2006	2007	2006
License and other revenue	$136	$—	$136	$371	$3,385
Operating expenses:
Research and development	11,444	5,508	18,996	12,096	89,311
General and administrative	5,384	2,626	9,258	4,377	39,394

Total operating expenses	16,828	8,134	28,254	16,473	128,705

Loss from operations	(16,692)	(8,134)	(28,118)	(16,102)	(125,320)
Interest and other income, net	665	735	1,453	1,230	7,278

Net loss	$(16,027)	$(7,399)	$(26,665)	$(14,872)	$(118,042)

Net loss per common share, basic and diluted	$(0.69)	$(0.60)	$(1.15)	$(2.11)

Shares used in computing basic and diluted net loss per common share	23,303	12,425	23,202	7,051

See accompanying notes.

Novacea, Inc.

(a development stage company)

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,		Period from inception (February 27, 2001) to June 30, 2007
	2007	2006
Operating activities
Net loss	$(26,665)	$(14,872)	$(118,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66	62	470
Amortization of deferred stock-based employee compensation for employee stock options granted prior to January 1, 2006	224	312	1,193
Stock-based employee compensation expense granted subsequent to January 1, 2006	1,965	231	2,667
Stock-based compensation related to modification of employee stock options	—	—	398
Non-cash stock compensation related to non-employees	1	42	316
Non-cash expense related to settlement of the Company’s liability under 401(k) Plan	22	—	22
Non-cash expense related to the purchase of certain licensed technology	—	—	120
Changes in operating assets and liabilities:
Account receivable	(60,000)	—	(60,000)
Prepaid and other current assets	(198)	(767)	(1,296)
Other assets	21	37	(224)
Accounts payable and accrued liabilities	5,789	1,454	11,651
Deferred revenues	59,864	—	59,864

Net cash used in operating activities	(18,911)	(13,501)	(102,861)

Investing activities
Purchases of property and equipment	(34)	(13)	(579)
Purchase of certain licensed patent rights	—	—	(100)
Purchases of short-term investments	(30,495)	(40,478)	(283,474)
Maturities of short-term investments	47,762	15,525	250,720

Net cash provided by (used in) investing activities	17,233	(24,966)	(33,433)

Financing activities
Net proceeds from issuances of convertible preferred stock	—	306	108,330
Proceeds from issuances of common stock, net of repurchases	513	39,527	41,228

Net cash provided by financing activities	513	39,833	149,558

Net increase (decrease) in cash and cash equivalents	(1,165)	1,366	13,264

Cash and cash equivalents at beginning of period	14,429	36,039	—

Cash and cash equivalents at end of period	$13,264	$37,405	$13,264

Supplemental schedule of non-cash investing and financing activities
Common stock issued for technology licenses and patent rights	$—	$—	$9

Common stock issued for the Company’s matching contribution under 401(k) Plan	$286	$—	$286

Deferred stock-based employee compensation	$(302)	$—	$1,938

See accompanying notes.

Novacea, Inc.

(a development stage company)

Notes to Condensed Financial Statements

1. Organization and Summary of Significant Accounting Policies

Novacea, Inc. (the “Company”) is a biopharmaceutical company focusing on in-licensing, developing and commercializing novel therapies for the treatment of patients with cancer. The Company was founded in February 2001 and is incorporated in the State of Delaware and all of its property and equipment is located in the United States. The Company’s product portfolio features two clinical-stage oncology product candidates with worldwide rights, Asentar™ and AQ4N, each of which is a potential treatment for certain types of cancer. In May 2007, the Company signed an exclusive worldwide license agreement with Schering Corporation (“Schering”) for the development and commercialization of Asentar™. The Company has been primarily involved in performing research and development activities, hiring personnel, licensing new products, and raising capital to support and expand these activities since incorporation. Accordingly, the Company is considered to be in the development stage.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007 or for any other interim period or any other future year.

The accompanying unaudited condensed financial statements and notes to financial statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the United States Securities and Exchange Commission on April 2, 2007.

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

Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer, and whether there is objective and reliable evidence of the fair value of the undelivered items. Consideration received is allocated among the separate units of accounting based on their respective fair values. Applicable revenue recognition criteria are then applied to each of the units.

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.

For each source of revenue, the Company complies with the above revenue recognition criteria in the following manner:

•

Non-refundable upfront reimbursement for past research and development expenses and license fees received with separable stand-alone values are recognized when the technology is transferred, provided that the technology transfer is not dependent upon continued efforts by the Company with respect to the agreement. If the delivered technology does not have stand-alone value, or if objective and reliable evidence of the fair value of the undelivered products or services does not exist, the amount of revenue allocable to the delivered technology is deferred and amortized ratably over the related involvement period in which the remaining products or services are provided.

•

Revenue from cost reimbursement for the Company’s R&D efforts and commercialization-related services is recognized as the related costs are incurred. Such cost reimbursement is based upon direct costs incurred by the Company and negotiated rates for full time equivalent employees that are intended to approximate the Company’s anticipated costs. Differences between actual cost reimbursement and estimated cost reimbursement are reconciled and adjusted in the period which they become known, typically the following quarter. The Company’s costs associated with these R&D efforts are included in research and development expenses.

•

Payments received that are related to substantive, performance-based “at-risk” milestones are recognized as revenue upon achievement of the milestone or event specified in the underlying contracts, which represents the culmination of the earnings process. Amounts received in advance, if any, are recorded as deferred revenue until the milestone is reached.

•

Royalty revenue from sales of the Company’s licensed products, if and when approved for marketing by the appropriate regulatory agency, will be recognized when received, which the Company expects will be typically in the quarter following the quarter in which the corresponding sales and royalties are earned.

During the three-month and six-month period ended June 30, 2007, the Company recognized $136,000 related to the amortization of the $60 million upfront payments received by the Company under its agreement with Schering. Deferred revenue consists of upfront payments received under this agreement that are not earned as of June 30, 2007. See Note 4 for further details of the agreement.

Recently Adopted Accounting Pronouncement

Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN No. 48). In June 2006, Financial Accounting Standards Board (“FASB”) issued FIN No. 48 which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN No. 48 provides guidance on derecognition (vs. “recognition”), classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted this statement effective January 1, 2007. The adoption of FIN No. 48 did not have a material effect on the Company’s financial statements.

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

2. Results of Operations

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common securities, including options, common stock subject to repurchase, warrants and convertible preferred stock.

The following table presents the calculation of historical basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Historical:
Net loss	$(16,027)	$(7,399)	$(26,665)	$(14,872)

Weighted-average number of common shares outstanding	23,459	12,762	23,379	7,372
Less: Weighted-average common shares subject to repurchase	(156)	(337)	(177)	(321)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	23,303	12,425	23,202	7,051

Basic and diluted net loss per common share	$(0.69)	$(0.60)	$(1.15)	$(2.11)

The following outstanding options, unvested restricted stock units, common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Options to purchase common stock	2,460	2,020	2,460	2,020
Unvested restricted stock units	497	—	497	—
Common stock subject to repurchase (weighted average basis)	156	337	177	321
Convertible preferred stock (as converted basis)	—	14,240	—	14,234

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale securities. Total comprehensive loss for the three months and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(16,027)	$(7,399)	$(26,665)	$(14,872)
Change in unrealized gains (losses) on available-for-sale securities	11	(1)	3	18

Comprehensive loss	$(16,016)	$(7,400)	$(26,662)	$(14,854)

3. Stock-Based Compensation

The components of the stock-based compensation recognized in the Company’s statements of operations for the three months and six months ended June 30, 2007, and 2006 and since inception are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from inception (February 27, 2001) to June 30, 2007
	2007	2006	2007	2006
Research and development	$472	$98	$653	$195	$1,195
General and administrative	1,030	270	1,536	348	2,666

Total stock based-compensation	$1,502	$368	$2,189	$543	$3,861

Employee Stock-Based Awards Granted Prior to January 1, 2006

Compensation costs for employee stock options granted prior to January 1, 2006, the date the Company adopted SFAS No. 123(R), were accounted for using the intrinsic-value method of accounting as prescribed by APB No. 25, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under APB No. 25, compensation expense for employee stock options is based on the excess, if any, of the fair value of the Company’s common stock over the option exercise price on the measurement date, which is typically the date of grant. The Company determined in 2005 that, for accounting purposes, the estimated fair value of the Company’s common stock was greater than the exercise price for certain options granted to employees during 2005. The Company recorded deferred stock-based employee compensation of $2.6 million for these options as a component of stockholders’ equity, which will be amortized as a non-cash expense, as adjusted by unvested options cancelled as a result of employee terminations, over the vesting period of the applicable option, which is generally four years, on a straight line basis. As such, for the three months ended June 30, 2007 and 2006, the Company recorded amortization of $104,000 and $137,000, respectively, in stock-based employee compensation expense and reversed $268,000 and $80,000, respectively, of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations. For the six months ended June 30, 2007 and 2006, the Company recorded amortization of $224,000 and $312,000, respectively, in stock-based employee compensation expense and reversed $302,000 and $173,000, respectively, of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations. At June 30, 2007, the expected future amortization expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

Years ending December 31,	2007 (remainder)	$170
	2008	340
	2009	233

		$743

Employee Stock-Based Awards Granted On or Subsequent to January 1, 2006

The Company’s 2006 Incentive Award Plan (the “2006 Plan”) provides for grants of restricted stock units to employees as part of the Company’s long-term incentive compensation program. In April and May 2007, the Company’s board of directors approved grants totaling 547,000 restricted stock units to its employees, including executive officers. Restricted stock units have no exercise price, are valued using the closing market price on the date of grant and vest as determined by the board of directors, typically in annual tranches over a two- or three-year period at different rates. Restricted stock units granted under the 2006 Plan expire no more than ten years after the date of grant. At June 30, 2007, 497,000 restricted stock units remain unvested and outstanding.

Restricted stock units and stock options granted to certain executive officers of the Company contained an accelerated vesting feature, which was reached upon execution of the agreement with Schering in June 2007 and resulted in additional stock based compensation of $0.6 million recorded in the three months ended June 30, 2007. See Note 4 for further details of the agreement.

Compensation cost for employee stock-based awards granted on or after January 1, 2006, the date the Company adopted SFAS No. 123R, is based on the grant-date fair value of employee stock options and restricted stock unit awards estimated in accordance with the provisions of SFAS No. 123R and is recognized over the vesting period of the applicable award on a straight-line basis.

As of June 30, 2007, there was $4.8 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested employee stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted average period of 3.1 years. As of June 30, 2007, there was $3.5 million of total unrecognized compensation costs, net of estimated forfeitures, related to unvested restricted stock unit awards granted to employees in the three months ended June 30, 2007, which are expected to be recognized over a weighted average period of 2.5 years.

Stock Option and Restricted Stock Unit Activity

The following table summarizes option and restricted stock unit activity under the Amended 2001 Stock Option Plan and the 2006 Incentive Award Plan, including stock options granted to non-employees, and related information:

	Shares Available for Grant	Options Outstanding	Option Weighted- Average Exercise Price per Share
	(in thousands, except per share amounts)
Balance at December 31, 2006	2,051	2,314	3.41
Automatic increase in option pool on January 1, 2007	1,150	—	—
Options granted	(765)	765	6.13
Restricted stock units granted	(547)	—	—
Options exercised	—	(351)	1.89
Options canceled	268	(268)	5.19

Balance at June 30, 2007	2,157	2,460	$4.28

4. Marketable Securities

At June 30, 2007, approximately $32.9 million of available-for-sale securities mature within one year of the balance sheet date. The average maturity of available-for-sale securities was approximately 2.6 months.

5. License and Collaboration Agreements

KuDOS Pharmaceuticals Limited. In April 2007, the Company entered into an assignment of KuDOS’ ownership of rights, title and interests in patents and know-how related to AQ4N. Under the terms and conditions of the agreement, the Company may be obligated in the future to make a payment to KuDOS of $5.0 million upon achievement of a certain milestone tied to the Company’s AQ4N sales reaching a specified dollar level. No future pre-approval development milestones or royalties will be due to KuDOS under this agreement.

BTG International Limited. In April 2007, the Company entered into a novation and license agreement with BTG International Limited, or BTG, the primary licensor to KuDOS regarding AQ4N. The Company acquired the worldwide exclusive rights to patents and know-how for the development, manufacture and use of AQ4N for the diagnosis, treatment and prevention of human diseases. In May 2007, the Company paid BTG £700,000 (approximately $1.4 million) as an up-front payment recorded as research and development expense in the three months ended June 30, 2007. Under the terms and conditions of the agreement, the Company is obligated to pay BTG £50,000 (approximately $0.1 million) per year beginning in 2008 until the Company receives regulatory approval for AQ4N. Further, under the agreement, the Company may be obligated in the future to make certain milestone payments to BTG of up to £6.0 million (approximately $12.0 million), which are contingent upon the occurrence of certain clinical development and regulatory events related to AQ4N. Payments to BTG that relate to pre-approval development milestones are recorded as research and development expense when incurred. In addition, the Company is obligated to pay BTG certain annual royalties based on net sales of AQ4N, which are subject to annual minimum royalty payment amounts, and which royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses to third parties in order to manufacture, use or sell AQ4N. The Company has also agreed to pay BTG a certain percentage of any sub-license revenues that the Company receives. The license agreement will terminate on a country-by-country basis on the expiration date in the applicable country of the last-to-expire patent licensed to us under the agreement. In addition to customary termination provisions, including breach of the agreement and bankruptcy, BTG may terminate the license agreement if the Company directly or indirectly opposes or assists any third party in opposing BTG’s patents. The Company may terminate the agreement by giving notice to BTG at any time, which termination shall be effective six months after such notice and upon transfer of ownership to BTG or its designee of certain rights as required by the agreement, subject to certain payments.

Schering Corporation. In May 2007, the Company signed an exclusive worldwide License, Development and Commercialization Agreement with Schering Corporation, a wholly-owned subsidiary of Schering-Plough Corporation (“Schering”), for the development and commercialization of Asentar™ (the “Collaboration Agreement”).

The Collaboration Agreement became effective on June 26, 2007, following clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In July 2007, the Company received upfront payments from Schering totaling $60 million, which was outstanding as of June 30, 2007, including $35 million as reimbursement for past research and development expenses and a license fee of $25 million. The Company will recognize revenues from the upfront payments ratably over an estimated six-year development period starting on June 26, 2007 and ending on June 30, 2013. The Company believes that this period for revenue recognition represents substantially the entire period for which it has significant participatory obligations for Asentar™. The revenue recognized in connection with the upfront payment in the three and six months ended June 30, 2007 was $0.1 million. The Company is also eligible to receive up to $380 million in pre-commercial milestone payments, as well as royalties on worldwide sales of Asentar™ based on tiered royalty percentage rates that range from the high teens to the mid-twenties, depending on annual product sales levels.

Under the terms of the Collaboration Agreement, the Company and Schering will establish a joint development committee and joint commercialization committee, which will be responsible for reviewing the development and commercialization activities, respectively, of the collaboration. The Company and Schering have agreed on an initial development plan (the “Core Development Plan”) governing the development of the products licensed under the Collaboration Agreement in the core indications. Schering has final decision-making authority with respect to the development and commercialization of Asentar™. Schering will assume responsibility for conducting and will fund all new development activities for Asentar™. Ongoing and certain new Asentar™ clinical studies will continue to be conducted by the Company, and will be funded by Schering.

In connection with the Collaboration Agreement, the Company amended and restated its supply agreement with Plantex USA Inc., its exclusive license agreement with Oregon Health & Science University (the “OHSU License Agreement”), and its license agreement with the University of Pittsburgh of the Commonwealth System of Higher Education (the “University of Pittsburgh License Agreement”). Each agreement was revised to align with the Company’s sublicensing of Asentar™ to Schering and to better facilitate the commercialization of licensed products under the Collaboration Agreement.

Under the amended and restated supply agreement, Novacea is allowed to maintain, and may purchase a certain amount of calcitriol from, a qualified second source manufacturer of calcitriol in any calendar year. Additionally, Novacea has the right to commit Plantex to manufacture calcitriol over a certain period at a premium price over the manufacturing cost.

Under the amended OHSU License Agreement, the Company will pay Oregon Health & Science University a sublicensing fee of $3.8 million, equal to 15% of the $25 million license fee received under the Collaboration Agreement, which was a provision under the original OHSU License Agreement. This amount was accrued and recorded as research and development expense in the three months ended June 30, 2007, because the technology rights are being utilized in research and development, and it is not clear that an alternative future use exists for such technology. Under the amended University of Pittsburgh License Agreement, the Company will pay a sublicensing fee of $1.3 million, equal to 5% of the $25 million license fee received under the Collaboration Agreement, which was a provision under the original University of Pittsburgh License Agreement. Although the initial license payment of $0.1 million made to the University of Pittsburgh in July 2002 was capitalized and is being amortized, the sublicensing fee was accrued and recorded as research and development expense in the three months ended June 30, 2007, because the technology rights are being utilized in research and development, and it is not clear that an alternative future use exists for such technology.

6. Lease Agreement

In June 2007, the Company entered into a new operating lease with Kashiwa Fudosan America, Inc. for new corporate facilities, located at 400 Oyster Point Boulevard, South San Francisco, CA 94080. The lease for the new corporate facilities is non-cancelable and has a five year term with a total obligation of $3.6 million. The Company plans to move into the new corporate facilities in November 2007. The Company may extend the lease term for an additional five year period following expiration of the original five year term. The lease provides for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of an extension, market adjusted rates.

7. Subsequent Event

In July 2007, pursuant to the terms of the Collaboration Agreement, the Company sold to Schering 1,490,868 shares of its common stock for cash of $8.05 per share, for an aggregate purchase price of $12.0 million under a Common Stock Purchase Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2007 and results of operations for the three months and six months ended June 30, 2007 and 2006 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A. “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

Overview

We are a biopharmaceutical company focused on in-licensing, developing and commercializing novel therapies for the treatment of cancer. We currently have two clinical-stage oncology product candidates. Our lead product candidate, Asentar™, is in a Phase 3 clinical trial for the treatment of androgen-independent prostate cancer, or AIPC. In November 2006, we announced the initiation of our Phase 1b/2a clinical trial of our second product candidate, AQ4N, in combination with radiation and chemotherapy, for the treatment of glioblastoma multiforme. During the fourth quarter of 2006, we exercised our right to terminate our existing agreements related to our previous product candidate, vinorelbine oral, and returned to the licensor all vinorelbine oral product rights in the United States and Canada. In May 2007, we signed an exclusive worldwide License, Development and Commercialization Agreement with Schering Corporation, a wholly-owned subsidiary of Schering-Plough Corporation (“Schering”), for the development and commercialization of Asentar™ (the “Collaboration Agreement”).

The Collaboration Agreement became effective on June 26, 2007, following clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In July 2007, we received upfront payments from Schering totaling $60 million, including $35 million as reimbursement for past research and development expenses and a license fee of $25 million. We will recognize revenues from the upfront payments ratably over an estimated six-year development period starting on June 26, 2007 and ending on June 30, 2013. The Company is also eligible to receive up to $380 million in pre-commercial milestone payments, as well as royalties on worldwide sales of Asentar™ based on tiered royalty percentage rates that range from the high teens to the mid-twenties, depending on annual product sales levels.

We incorporated in February 2001 and continue to be a development stage company. We have devoted substantially all of our resources to the licensure and clinical development of our product candidates. We have generated only a limited amount of grant revenue and revenue under a license agreement, and we have not generated any revenue from the sale of our product candidates. Until we completed our initial public offering in May 2006, we funded our operations primarily through the private placement of equity securities. In our initial public offering, we sold 6,250,000 shares of our common stock and in June 2006, the underwriters of our initial public offering purchased an additional 657,500 shares of our common stock pursuant to their over-allotment option. Net proceeds from the initial public offering and the subsequent exercise of the underwriters’ over-allotment option and purchase of additional shares of our common stock were approximately $39.2 million, after deducting underwriting discounts and commissions and other offering expenses. We have incurred net losses for the three months and six months ended June 30, 2007 of $16.0 million and $26.7 million, respectively, and cumulative net losses of $118.0 million since our inception in 2001 through June 30, 2007. We expect our net losses to continue primarily due to our anticipated clinical trial activities. Clinical trials are costly, and as we continue to advance our product candidates through development, we expect our research and development expenses to increase significantly, especially as we continue our Phase 3 clinical trial of Asentar™ for the treatment of patients with AIPC. As compared to Phase 1 and Phase 2 clinical trials, Phase 3 clinical trials are typically more expensive as they involve a greater number of patients, are conducted at multiple sites and sometimes in several countries, are conducted over a longer period of time and require greater quantities of drug product. In addition, we plan to expand our infrastructure and facilities and hire additional personnel, including clinical development, administrative, sales and marketing personnel. We are unable to predict when, if ever, we will be able to commence the sale of, or generate any other type of revenue for, any of our product candidates.

Revenues. We have generated $3.4 million in revenues from our inception in 2001, including $0.1 million during the three months ended June 30, 2007, related to the amortization of an upfront payment under the Schering Collaboration Agreement, and do not expect to generate any revenues from the sale of our product candidates for at least several years.

Research and Development Expenses. Research and development expenses consist primarily of costs for: personnel, including salaries and benefits; regulatory activities; pre-clinical studies; clinical trials; materials and supplies; and allocations of other research and development-related costs including cost incurred in connection with our collaboration with Schering. External research and development expenses include fees paid to other entities that manufacture our products for use in our clinical trials and that conduct certain research and development activities on our behalf. We recognize research and development expenses as they are incurred. The costs to acquire technologies to be used in research and development activities, but which have not reached technological feasibility and have no alternative future use, are expensed when incurred. Payments to licensors that relate to the achievement of pre-approval development milestones are recorded as research and development expense when incurred. Clinical trial costs are a significant component of our research and development expenses. Currently, we manage our clinical trials through independent medical investigators at their sites and at hospitals. We accrue research and development expenses for clinical trials based on estimates from our ongoing monitoring of the levels of patient enrollment and other activities at the investigator sites.

From inception in 2001 through June 30, 2007, we have incurred an aggregate of $89.3 million of research and development expenses, including $11.4 million and $19.0 million of research and development expenses during the three months and six months ended June 30, 2007, respectively. We expect that research and development expenses will increase significantly in the future as we progress our product candidates through the more expensive Phase 2 and Phase 3 clinical trials, start additional clinical trials, file for regulatory approvals, hire more employees and expand our infrastructure and facilities. Completion of clinical trials may take several years, although the length of these trials varies substantially according to the nature and complexity of the particular product candidate.

The following table provides a general estimated completion period for each phase of the clinical trials that we typically conduct:

Clinical Phase	Estimated Completion Period
Phase 1 / 2	0.5-2.0 Years
Phase 2	1.5-3.0 Years
Phase 3	3.0-5.0 Years

We initiated patient enrollment for our ASCENT-2 Phase 3 clinical confirmatory trial of Asentar™ in the first quarter of 2006.

The clinical development and regulatory approval processes inherently contain significant risks and uncertainties. Therefore, it is difficult to estimate the costs necessary to complete development projects. For example: we may experience delays or fail to obtain institutional review board approval to conduct clinical trials at a prospective site; we may experience delays or fail to reach agreement on acceptable clinical trial terms or clinical trial protocols with prospective sites or investigators; patient enrollment may be slower than expected at trial sites due to factors including the limited number of, and substantial competition for, suitable patients with the particular types of cancer required for enrollment in our clinical trials; there is a limited number of, and substantial competition for, suitable sites to conduct our clinical trials; clinical trial sites may terminate our clinical trials; patients and medical investigators may be unwilling or unable to follow our clinical trial protocols; patients may fail to complete our clinical trials once enrolled; results from clinical trials may be unfavorable; and unforeseen safety issues may arise or regulatory agencies may deem data from clinical trials insufficient for marketing approval and may require additional clinical trials. Additionally, risks related to the timing and results of our clinical trials add to the difficulty of estimating the costs necessary to complete development projects. For example: we cannot guarantee that the FDA will not require us to conduct an additional Phase 3 clinical trial for Asentar™ in order to obtain approval, even if our ASCENT-2 Phase 3 clinical confirmatory trial of Asentar™ is successful; failure to recruit and enroll patients for clinical trials may cause the development of our product candidates to be delayed; if safety or efficacy issues arise with Taxotere, we may experience significant regulatory delays and our ASCENT-2 Phase 3 clinical confirmatory trial may need to be terminated or re-designed; the results of previous clinical trials may not be predictive of future results, which might delay regulatory approval, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities or our product candidates may cause undesirable side effects during clinical trials that could delay or prevent their regulatory approval or commercialization. Because of these risks, and the other risks set forth more fully in Item 1A, Risk Factors, to this Quarterly Report on Form 10-Q, the cost projections and development timelines related to our clinical development and regulatory programs may be materially impacted. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for our personnel in executive, business development, marketing, human resources, external communications, finance and other administrative functions, as well as consulting costs, including market research and business consulting. Other costs include professional fees for legal and accounting services, insurance and facility costs. We anticipate that general and administrative expenses will increase significantly in the future as we continue to expand our operating activities and as a result of costs associated with being a public company. From our inception through June 30, 2007, we have incurred an aggregate of $39.4 million of general and administrative expenses, including $5.4 million and $9.3 million of general and administrative expenses during the three months and six months ended June 30, 2007, respectively.

Results of Operations

Three months and six months ended June 30, 2007 and 2006

We have a limited operating history. The following tables reflect period over period changes in selected line items from our condensed statements of operations (in thousands, except percentages):

	Three Months Ended June 30,		Change Period Over Period		Six Months Ended June 30,		Change Period Over Period
	2007	2006			2007	2006
License and other revenue	$136	$—	$136	—%	$136	$371	$(235)	(63)%
Research and development expenses	11,444	5,508	5,936	108%	18,996	12,096	6,900	57%
General and administrative expenses	5,384	2,626	2,758	105%	9,258	4,377	4,880	112%
Interest and other income, net	665	735	(70)	(10)%	1,453	1,230	223	18%

License and Other Revenue

In May 2007, we signed an exclusive worldwide License, Development and Commercialization Agreement with Schering Corporation, a wholly-owned subsidiary of Schering-Plough Corporation, or Schering, for the development and commercialization of Asentar™ (the “Collaboration Agreement”).

The Collaboration Agreement became effective on June 26, 2007, following clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In July 2007, we received upfront payments from Schering totaling $60 million, including $35 million as reimbursement for past research and development expenses and a license fee of $25 million. We will recognize revenues from the upfront payments ratably over an estimated six-year development period starting on June 26, 2007 (the effective date of the Collaboration Agreement) and ending on June 30, 2013. We believe that this period for revenue recognition represents substantially the entire period for which we would have significant participatory obligations for Asentar™. We are also eligible to receive up to $380 million in pre-commercial milestone payments, as well as royalties on worldwide sales of Asentar™ based on tiered royalty percentage rates that range from the high teens to the mid-twenties depending on annual product sales levels.

Revenue for the three and six months ended June 30, 2007 was $0.1 million and was attributable to the recognition of a portion of the upfront payments under the Collaboration Agreement. Revenue for the three months and six months ended June 30, 2006 was $0.0 and $0.4 million, respectively, and was attributable to a development milestone achieved in 2006 for one of our two agreements with Aventis Pharmaceuticals, Inc. related to our Asentar™ clinical studies. Approximately $0.1 million remained available for grant under these agreements as of June 30, 2007, which amount we expect to receive upon achievement of a final milestone under one of the two agreements with Aventis Pharmaceuticals, Inc.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Asentar™	$8,945	$3,323	$13,681	$6,792
Vinorelbine oral	(5)	864	0	2,537
AQ4N	1,078	445	2,755	1,117
Other projects	954	778	1,907	1,455
Stock-based compensation	472	98	653	195

Total research and development expenses	$11,444	$5,508	$18,996	$12,096

Research and development expenses for the three months and six months ended June 30, 2007 were $11.4 million and $19.0 million, respectively, compared to $5.5 million and $12.1 million for the three months and six months ended June 30, 2006, respectively. This represents an increase in research and development expenses of $5.9 million, or 108%, between the three-month periods in 2007 and 2006 and of $6.9 million, or 57%, between the six-month periods in 2007 and 2006.

Research and development expenses associated with Asentar™ were $8.9 million and $13.7 million for the three months and six months ended June 30, 2007, respectively, compared to $3.3 million and $6.8 million for the three months and six months ended June 30, 2006, respectively. The $5.6 million, or 169%, increase between the three-month periods in 2007 and 2006 and the $6.9 million, or 101%, increase between the six-month periods in 2007 and 2006 were due primarily to a sublicensing fee of $3.8 million to be paid to Oregon Health & Science University and a sublicensing fee of $1.3 million to be paid to the University of Pittsburgh, equal to 15% and 5%, respectively, of the $25 million license fee received under the Collaboration Agreement, and to clinical development activities in our ASCENT-2 Phase 3 clinical trial for Asentar™, which began in the first quarter of 2006. Ongoing and certain new Asentar™ clinical studies will continue to be conducted by us, and the related research and development expenses incurred beginning in the third quarter of 2007 will be subject to reimbursement by Schering. The expenses will continue to be recorded as research and development expenses and the reimbursement will be recorded as revenue.

Research and development expenses associated with vinorelbine oral for the three months and six months ended June 30, 2007 were immaterial, as a result of the termination during the fourth quarter of 2006 of our then-existing agreements related to vinorelbine oral, and the return to the licensor of all vinorelbine oral product rights in the United States and Canada. Research and development expenses associated with vinorelbine oral were $0.9 million and $2.5 million for the three months and six months ended June 30, 2006, respectively, which primarily reflects development activities on the product candidate and the expenses associated with our achievement of a development milestone of $1.0 million in the first quarter of 2006.

Research and development expenses associated with AQ4N were $1.1 million and $2.8 million for the three months and six months ended June 30, 2007, respectively, compared to $0.4 million and $1.1 million for the three months and six months ended June 30, 2006, respectively. The $0.7 million, or 142%, increase between the three-month periods in 2007 and 2006 resulted primarily from an upfront payment to BTG International Limited (BTG) made in May 2007 under a novation and license agreement with BTG executed in April 2007. The $1.7 million, or 147%, increase between the six-month periods in 2007 and 2006 resulted primarily from the upfront payment to BTG and the development activities and related expenses for AQ4N, currently in a Phase 1b/2a clinical trial in glioblastoma multiforme which began in the fourth quarter of 2006.

Other research and development expenses were approximately $1.0 million and $1.9 million for the three months and six months ended June 30, 2007, respectively, compared to $0.8 million and $1.5 million for the three months and six months ended June 30, 2006, respectively. The $0.2 million, or 23%, increase between the three-month periods in 2007 and 2006 and the $0.4 million, or 31%, increase between the six-month periods in 2007 and 2006 resulted primarily from costs associated with higher internal, and related external activities associated with advancing our general research and development efforts.

Stock-based compensation expense included in research and development expenses was $0.5 million and $0.7 million for the three months and six months ended June 30, 2007, respectively, compared to $0.1 million and $0.2 million for the three months and six months ended June 30, 2006, respectively. The $0.4 million increase between the three-month periods in 2007 and 2006 and the $0.5 million increase between the six-month periods in 2007 and 2006 resulted primarily from additional stock options granted to our employees during the twelve months ended June 30, 2007 and restricted stock units granted to our employees during the three months ended June 30, 2007.

We expect that research and development expenses will increase significantly in the future as we continue with our ASCENT-2 Phase 3 clinical trial for Asentar™ under the Collaboration Agreement and advance our product candidates through Phase 2 and Phase 3 clinical trials, start additional clinical trials, file for regulatory approvals, hire more employees and expand our infrastructure and facilities.

General and Administrative Expenses

General and administrative expenses were $5.4 million and $9.3 million for the three months and six months ended June 30, 2007, respectively, compared to $2.6 million and $4.4 million for the three months and six months ended June 30, 2006, respectively. The increase of $2.8 million, or 105%, between the three-month periods in 2007 and 2006 in general and administrative expenses was mainly due to a $0.8 million increase in consulting, legal and audit fees, including legal and other fees related to entering the Collaboration Agreement, a $0.7 million increase in marketing and communication expenses, a $0.7 million increase in stock-based compensation expense, resulting primarily from additional stock options granted to our employees during the twelve months ended June 30, 2007 and restricted stock units granted to our employees during the three months ended June 30, 2007, and a $0.1 million increase in compensation and benefits. The increase of $4.9 million, or 112%, between the six-month periods in 2007 and 2006 in general and administrative expenses was mainly due to a $1.3 million increase in consulting, legal and audit fees, including legal and other fees related to entering the Collaboration Agreement, a $1.1 million increase in stock-based compensation expense, resulting primarily from additional stock options granted to our employees during the twelve months ended June 30, 2007 and restricted stock units granted to our employees during the three months ended June 30, 2007, a $1.0 million increase in marketing and communication expenses, a $0.5 million increase in compensation and benefits, a $0.3 million increase in spending on recruitment, and a $0.2 million increase in insurance expense. These increases in expenses are due partially to higher administrative and corporate support of our research and development activities for our ASCENT-2 Phase 3 clinical trial and additional clinical and other development activities for Asentar™ and AQ4N.

We anticipate that general and administrative expenses will increase significantly in the future as we continue to expand our operating activities, continue to file and prosecute new and existing patents, and as a result of costs associated with being a public company.

Interest and Other Income, Net

Interest and other income, net, was $0.7 million and $1.5 million for the three months and six months ended June 30, 2007, respectively, compared to $0.7 million and $1.2 million for the three months and six months ended June 30, 2006, respectively. The decrease between the three-month periods in 2007 and 2006 in interest and other income, net, was immaterial as the higher average cash balance in 2006 was offset by higher interest rates in 2007. The increase of $0.3 million, or 18%, between the six-month periods in 2007 and 2006 resulted from increased investment yields.

Liquidity and Capital Resources

We have incurred net losses of $118.0 million since inception through June 30, 2007. We have generated a limited amount of revenue, and do not expect to generate revenue from product candidates for several years. Since inception, we have funded our operations primarily through the private placement of our preferred stock. We raised net proceeds of $12.1 million through the sale of our Series A convertible preferred stock in 2001 and 2002, $35.9 million through the sale of our Series B convertible preferred stock in 2002 and $34.9 million through the sale of our Series C convertible preferred stock in December 2003. We raised net proceeds of $25.1 million through an additional sale of our Series C convertible preferred stock in December 2005 and $0.3 million through an additional sale of our Series C convertible preferred stock in January 2006.

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

At June 30, 2007, we had cash, cash equivalents and marketable securities of $46.2 million. At December 31, 2006, our cash, cash equivalents and marketable securities were $64.6 million.

In May 2007, we signed an exclusive worldwide License, Development and Commercialization Agreement with Schering for the development and commercialization of Asentar™ (the “Collaboration Agreement”). The Collaboration Agreement became effective on June 26, 2007, following clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In July 2007, we received upfront payments from Schering totaling $60 million, including $35 million as reimbursement for past research and development expenses and a license fee of $25 million. We are also eligible to receive up to $380 million in pre-commercial milestone payments, as well as royalties on worldwide sales of Asentar™ based on tiered royalty percentage rates that range from the high teens to the mid-twenties depending on annual product sales levels. In July 2007, pursuant to the terms of the Collaboration Agreement, we sold to Schering 1,490,868 shares of our common stock for cash of $8.05 per share, for an aggregate purchase price of $12.0 million under a Common Stock Purchase Agreement.

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2007 and 2006 was $18.9 million and $13.5 million, respectively. For the six months ended June 30, 2007, cash used in operations was primarily attributable to our net loss, partially offset by an increase in accrued liabilities resulting principally from the total sublicensing fees of $5.0 million to be paid to Oregon Health & Science University and to the University of Pittsburgh and increased research and development activities, and non-cash charges related to stock-based compensation. For the six months ended June 30, 2006, cash used in operations was attributable primarily to our net loss and an increase in prepaid expenses related primarily to insurance premiums, partially offset by an increase in accounts payable and accrued liabilities resulting principally from increased research and development activities, and non-cash charges related to the amortization of deferred stock-based compensation.

Cash Provided by and Used in Investing Activities

Net cash provided by investing activities of $17.2 million for the six months ended June 30, 2007 was due primarily to net maturities of short-term investments and purchases of equipment. Net cash used in investing activities of $25.0 million for the six months ended June 30, 2006 was due primarily to net purchases and sales of short-term investments.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2007 and 2006 was $0.5 million and $39.8 million, respectively. Net cash provided by financing activities for the six months ended June 30, 2007 was due primarily to proceeds from the issuance of our common stock from the exercise of outstanding stock options. Net cash provided by financing activities for the six months ended June 30, 2006 was primarily related to the sale of common stock in our initial public offering, the sale of convertible preferred stock and the issuance of our common stock from the exercise of outstanding stock options.

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

We expect to incur losses from operations in the future. We expect to incur increasing research and development expenses, including expenses related to clinical trials and additional personnel. We expect that our general and administrative expenses will increase in the future as we expand our staff, add infrastructure and incur additional expenses related to being a public company, including directors’ and officers’ insurance, investor relations and increased professional fees, including costs associated with compliance with the Sarbanes-Oxley Act of 2002. We currently anticipate that our capital resources as of June 30, 2007, in combination with the proceeds of the upfront payment and equity investment from Schering in July 2007, net of our sublicense obligations, and the estimated future cost reimbursement related to our Asentar™ development services on behalf of Schering, will provide us with capital resources in the range of approximately $95 to $100 million as of December 31, 2007. Given our estimate of Schering’s planned future cost reimbursement funding of our Asentar™ development costs and based on our current operating plans, we project that our net cash usage in each of 2008 and 2009 will approximate $25 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2007 include purchase commitments and future minimum lease payments under an operating lease, as shown in the following table:

Total Contractual Obligations

(in millions)

	Remainder 2007	2008	2009	2010	2011	2012 and Thereafter	Total Future Minimum Payments
Operating leases (1)	$0.5	$0.7	$0.7	$0.7	$0.8	$0.6	$4.0
Purchase obligations	0.3	0.7	0.9	0.8	—	—	2.7

Total	$0.8	$1.4	$1.6	$1.5	$0.8	$0.6	$6.7

(1)	Includes obligations under operating leases for our current and new corporate facilities. In May 2007, we extended the operating lease for our current corporate facilities, which was scheduled to expire in June 2007, until November 2007. In June 2007, we entered into a new operating lease for new corporate facilities, located at 400 Oyster Point Boulevard, South San Francisco, CA 94080. Our lease for the new corporate facilities is non-cancelable and has a five year term. The Company plans to move into the new corporate facilities in November 2007. The Company may extend the lease term for an additional five year period following expiration of the original five year term. The lease provides for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of an extension, market adjusted rates.

KuDOS Pharmaceuticals Limited. In April 2007, we terminated our December 2003 license agreement under which we licensed KuDOS’ North American rights to AQ4N and entered into a worldwide license agreement concluded directly with the primary licensor to KuDOS, BTG International Limited. Relatedly, in April 2007, we entered into an assignment of KuDOS’ ownership of rights, title and interests in patents and know-how related to AQ4N. Under the terms and conditions of the assignment agreement, we may be obligated in the future to make a payment to KuDOS of $5.0 million upon achievement of a certain milestone tied to our AQ4N sales reaching a specified dollar level. No future pre-approval development milestones or royalties will be due to KuDOS under this agreement.

BTG International Limited. In April 2007, we entered into a novation and license agreement with BTG International Limited, or BTG, the primary licensor to KuDOS regarding AQ4N. We acquired the worldwide, exclusive rights to patents and know-how for the development, manufacture and use of AQ4N for the diagnosis, treatment and prevention of human diseases. In May 2007, we paid BTG £700,000 (approximately $1.4 million) as an up-front payment, which we have recorded as a research and development expense in the three months ended June 30, 2007. Under the terms and conditions of the agreement, we are obligated to pay BTG approximately £50,000 (approximately $0.1 million) per year beginning in 2008 until we receive regulatory approval for AQ4N. Further, under the agreement, we may be obligated in the future to make certain milestone payments to BTG up to approximately £6.0 million (approximately $12.0 million), which are contingent upon the occurrence of certain clinical development and regulatory events related to AQ4N. Payments to BTG that relate to pre-approval development milestones are recorded as research and development expense when incurred. In addition, we are obligated to pay BTG certain annual royalties based on net sales of AQ4N, which are subject to annual minimum royalty payment amounts, and which royalty rate may be reduced in the event that we must pay certain additional royalties under patent licenses to third parties in order to manufacture, use or sell AQ4N. We have also agreed to pay BTG a certain percentage of any sub-license revenues we receive. The license agreement will terminate on a country-by-country basis on the expiration date in the applicable country of the last-to-expire patent licensed to us under the agreement. In addition to customary termination provisions, including breach of the agreement and bankruptcy, BTG may terminate the license agreement if we directly or indirectly oppose or assist any third party in opposing BTG’s patents. We may terminate the agreement by giving notice to BTG at any time, which termination shall be effective six months after such notice and upon transfer of ownership to BTG or its designee of certain rights as required by the agreement, subject to certain payments.

Schering-Plough Corporation. As described above, we signed in May 2007 the Collaboration Agreement with Schering for the development and commercialization of Asentar™. The Collaboration Agreement became effective on June 26, 2007, following clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In July 2007, we received upfront payments from Schering totaling $60 million, including $35 million as reimbursement for past research and development expenses and a license fee of $25 million. We are also eligible to receive up to $380 million in pre-commercial milestone payments, as well as royalties on worldwide sales of Asentar™ based on tiered royalty percentage rates that range from the high teens to the mid-twenties depending on annual product sales levels.

Under the terms of the Collaboration Agreement, Schering and we will establish a joint development committee and joint commercialization committee, which will be responsible for reviewing the development and commercialization activities, respectively, of the collaboration. Schering and we have agreed on an initial development plan (the “Core Development Plan”) governing the development of the products licensed under the Collaboration Agreement in the core indications. Schering has final decision-making authority with respect to the development and commercialization of Asentar™. Schering will assume responsibility for conducting and will fund all new development activities for Asentar™. Ongoing and certain new Asentar™ clinical studies will continue to be conducted by us, and will be funded by Schering.

In connection with the Collaboration Agreement, we amended and restated our supply agreement with Plantex USA Inc., our exclusive license agreement with Oregon Health & Science University (the “OHSU License Agreement”), and our license agreement with the University of Pittsburgh of the Commonwealth System of Higher Education (the “University of Pittsburgh License Agreement”). Each agreement was revised to align with the Company’s sublicensing of Asentar™ and to better facilitate the commercialization of licensed products under the Collaboration Agreement.

Under the amended and restated supply agreement, we are allowed to maintain, and may purchase a certain amount of calcitriol from, a qualified second source manufacturer of calcitriol in any calendar year. Additionally, we have the right to commit Plantex to manufacture calcitriol over a certain period at a premium price over the manufacturing cost.

Under the amended OHSU License Agreement, we will pay Oregon Health & Science University a sublicensing fee of $3.8 million, equal to 15% of the $25 million license fee received under the Collaboration Agreement, which was a provision under the original OHSU License Agreement. This amount was accrued and recorded as research and development expense in the three months ended June 30, 2007, because the technology rights are being utilized in research and development, and it is not clear that an alternative future use exists for such technology. Under the amended University of Pittsburgh License Agreement, we will pay a sublicensing fee of $1.3 million, equal to 5% of the $25 million license fee received under the Collaboration Agreement, which was a provision under the original University of Pittsburgh License Agreement. Although the initial license payment of $0.1 million made to the University of Pittsburgh in July 2002 was capitalized and is being amortized, the sublicensing fee was accrued and recorded as research and development expense in the three months ended June 30, 2007, because the technology rights are being utilized in research and development, and it is not clear that an alternative future use exists for such technology.

Under the terms of the license agreements, including our novation and license agreement with BTG and other agreements which were amended during the six months ended June 30, 2007, as described above, we have made as of June 30, 2007, and we may be obligated in the future to make payments as follows:

Total Obligations under Key Product Candidate License Agreements

(in millions)

	Payments through June 30, 2007	Pre-approval Estimates *		Approval and Post-approval Estimates**	Total
		2007	After 2007
Initiation fees and milestone payments(1)	$7.70	$—	$4.30	$13.25	$25.25
Minimum royalty obligations(1)	0.55	0.20	0.78	—	1.53

Total	$8.25	$0.20	$5.08	$13.25	$26.78

*	The amounts listed in “Pre-approval” represent estimated cash payments to be made by us prior to the receipt of marketing approval from the FDA or appropriate regulatory agency.
**	The amounts listed under “Approval and Post-approval” represent estimated cash payments to be made by us after we receive FDA approval for a particular product.
(1)	The specific timing of each of the estimated payments reflected in the table above cannot be predicted given the timing and other uncertainties associated with: the progress of our clinical development activities; regulatory events, including delays in, or failures to receive, marketing approvals; and the level of commercial acceptance, if any, for our product candidates.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet arrangements, as defined under Regulation S-K Item 303(a)(4).

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Therefore, actual results could differ materially from those estimates under different assumptions or conditions.

Revenue Recognition

We generate revenue from a collaborative agreement with a pharmaceutical company which consists of upfront payments, comprised of an amount related to reimbursement for past research and development expenses and a license fee, cost reimbursement for our research and development (R&D) efforts and commercialization-related services, achievement of milestones, and royalties on commercial product sales. We apply the revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer, and whether there is objective and reliable evidence of the fair value of the undelivered items. Consideration received is allocated among the separate units of accounting based on their respective fair values. Applicable revenue recognition criteria are then applied to each of the units.

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.

For each source of revenue, we comply with the above revenue recognition criteria in the following manner:

•

Non-refundable upfront reimbursement for past research and development expenses and license fees received with separable stand-alone values are recognized when the technology is transferred, provided that the technology transfer is not dependent upon continued efforts by us with respect to the agreement. If the delivered technology does not have stand-alone value, or if objective and reliable evidence of the fair value of the undelivered products or services does not exist, the amount of revenue allocable to the delivered technology is deferred and amortized ratably over the related involvement period in which the remaining products or services are provided.

•

Revenue from cost reimbursement for our R&D efforts and commercialization-related services is recognized as the related costs are incurred. Such cost reimbursement is based upon direct costs incurred by us and negotiated rates for full time equivalent employees that are intended to approximate our anticipated costs. Differences between actual cost reimbursement and estimated cost reimbursement are reconciled and adjusted in the period which they become known, typically the following quarter. Our costs associated with these R&D efforts are included in research and development expenses. Payments received that are related to substantive, performance-based “at-risk” milestones are recognized as revenue upon achievement of the milestone or event specified in the underlying contracts, which represents the culmination of the earnings process. Amounts received in advance, if any, are recorded as deferred revenue until the milestone is reached.

•

Royalty revenue from sales of our licensed products, if and when approved for marketing by the appropriate regulatory agency, is recognized when received, which we expect will be typically in the quarter following the quarter in which the corresponding sales were earned.

In June 2007, we entered into an agreement with Schering whereby we provided licenses to Schering and agreed to perform certain R&D and commercialization-related services on their behalf. The upfront reimbursement for past research and development expenses and license fees of $60 million is considered to be one unit of accounting and will be amortized to contract revenue ratably over the estimated development period of the agreement. See Note 4 to the Notes to the Condensed Financial Statements for further details of the agreement.

Deferred revenue consists of upfront payments received under this agreement that are not earned as of June 30, 2007.

Recently Adopted Accounting Pronouncement

Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN No. 48). In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN No. 48 provides guidance on derecognition (vs. “recognition”), classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this statement effective January 1, 2007. The adoption of FIN No. 48 did not have a material effect on our financial statements.

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

Our investment policy restricts investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; fulfillment of liquidity needs; above-market returns versus industry averages; and fiduciary control of cash and investments. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our portfolio of cash equivalents, short-term marketable securities and restricted cash in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. As of June 30, 2007, all of our investments were in money market accounts, certificates of deposit or investment grade corporate debt obligations and United States government securities. Due to the short-term nature of these investments, a 10% movement in market interest rates would not have a material impact on the total fair market value of our investment portfolio as of June 30, 2007.

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

There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We are not profitable and have incurred losses in each year since our inception in 2001. We have only generated a limited amount of grant revenue and revenue from our collaboration agreement, and we have not generated any revenue from product sales. We do not anticipate that we will generate revenue from the sale of products for the foreseeable future. We have not yet submitted any products for approval by regulatory authorities and we do not currently have rights to any products that have been approved for marketing in our territory. We continue to incur research and development and general and administrative expenses related to our operations. Our net loss for the years ended December 31, 2004, 2005 and 2006 and for the six months ended June 30, 2007 were $18.0 million, $23.8 million, $29.6 million, and $26.7 million, respectively. As of June 30, 2007, we had an accumulated deficit of $118.0 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and prepare for and begin to commercialize any approved products. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are highly dependent on the success of our lead product candidate, Asentar™, and we cannot give any assurance that it will receive regulatory approval or be successfully commercialized.

Asentar™ is in a Phase 3 clinical trial for the treatment of androgen-independent prostate cancer, or AIPC. The trial may not be successful, and Asentar™ may never receive regulatory approval or be successfully commercialized. The clinical development program for Asentar™ may not receive regulatory approval either if we and our collaborator fail to demonstrate that it is safe and effective in clinical trials and consequently fail to obtain necessary approvals from the U.S. Food and Drug Administration, or FDA, or similar non-U.S. regulatory agencies, or if there are inadequate financial or other resources to advance Asentar™ through the clinical trial process. Even if Asentar™ receives regulatory approval, we and our collaborator may not be successful in marketing it for a number of reasons, including the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in sales and marketing efforts. Any failure to obtain approval of Asentar™ and to successfully commercialize it would have a material and adverse impact on our business.

We must complete the ASCENT-2 Phase 3 clinical confirmatory trial to confirm the previously observed safety and efficacy trends of Asentar™.

We are continuing to enroll patients in the Phase 3 clinical confirmatory trial of Asentar™, referred to as the ASCENT-2 Phase 3 clinical confirmatory trial, with targeted enrollment of approximately 900 patients, which may be increased to 1,200 patients. We and our collaborator have submitted to the FDA and other regulatory agencies a protocol amendment to the ASCENT-2 Phase 3 clinical trial that proposes to increase the study population from 900 to 1,200 and to increase the statistical power of the trial from 85 to 90 percent. The ASCENT-2 Phase 3 clinical confirmatory trial is designed based on observations about secondary endpoints from our completed Phase 2 clinical trial, referred to as our ASCENT clinical trial, which enrolled 250 patients. In addition, while our ASCENT clinical trial evaluated the weekly administration of Asentar™ in combination with weekly Taxotere® versus once weekly placebo in combination with weekly Taxotere, the ASCENT-2 Phase 3 clinical confirmatory trial evaluates this Asentar™ and Taxotere regimen versus the currently approved regimen for Taxotere, which is dosed every three weeks in combination with prednisone. As a result of these differences and other factors, the data collected from the ASCENT-2 Phase 3 clinical confirmatory trial may not demonstrate the levels of safety and efficacy observed in our earlier clinical trials, including our ASCENT clinical trial.

The primary endpoint for our ASCENT clinical trial of Asentar™ was a 50% reduction in Prostate Specific Antigen Response, or PSA Response, at six months. Our ASCENT clinical trial was designed to detect an increase in the frequency of PSA Response from 45% of the patients in the placebo arm to 65% of the patients in the Asentar™ arm after six months of treatment. Six months after the last patient was enrolled, we conducted the primary efficacy analysis for our ASCENT clinical trial, which showed that PSA Response was achieved by 58% of the subjects in the Asentar™ arm compared to 49% in the placebo arm. The increase in PSA Response was not statistically significant and we did not satisfy the primary endpoint for the ASCENT clinical trial. Based on the fact that we did not achieve statistical significance with the primary endpoint, the FDA has indicated to us that it considers all secondary endpoints from our ASCENT clinical trial to be hypothesis-generating. Consequently, we and our collaborator must complete the ASCENT-2 Phase 3 clinical confirmatory trial to confirm the efficacy and safety trends in favor of the Asentar™ arm in comparison to the placebo arm that we observed in our ASCENT clinical trial. There can be no assurance that we and our collaborator will be successful in doing so.

The reduction of patient serious adverse events observed in our ASCENT clinical trial of Asentar™ may not be replicated in the ASCENT-2Phase 3 clinical confirmatory trial of Asentar™.

A reduction in the rates of several types of serious adverse events was observed in an exploratory analysis in patients who were enrolled in our ASCENT clinical trial of Asentar™. Our ASCENT clinical trial was conducted in 250 patients, while the ASCENT-2 Phase 3 clinical confirmatory trial is expected to enroll 900 patients, which may be increased to 1,200 patients. Although we believe that the reduction in the occurrence of serious adverse events may be explained by currently understood biological mechanisms, the mechanisms by which Asentar™ works in the body are not yet fully understood. Due to the exploratory nature of these observations, uncertainties regarding the biological mechanism of Asentar™ and the larger patient size of the ASCENT-2 Phase 3 clinical confirmatory trial or other factors, we and our collaborator may not observe, or may observe a significant reduction in, the safety benefits observed in our ASCENT clinical trial.

The FDA could require an additional Phase 3 clinical trial for Asentar™ to be conducted in order to obtain approval, even if the ASCENT-2 Phase 3 clinical confirmatory trial of Asentar™ is successful.

If the results of the ASCENT-2 Phase 3 clinical confirmatory trial of Asentar™ are positive, we and our collaborator plan to file a new drug application, or NDA, for Asentar™ and seek FDA approval on the basis of this single clinical trial confirming the observations from our ASCENT clinical trial. We did not request from the FDA a Special Protocol Assessment for the ASCENT-2 Phase 3 clinical confirmatory trial. Even if the ASCENT-2 Phase 3 clinical confirmatory trial is successfully completed, there can be no assurance that the FDA will accept an NDA on the basis of a single confirmatory Phase 3 clinical trial. For example, we may achieve statistical significance using our pre-specified statistical analysis. However, if the ASCENT-2 Phase 3 clinical confirmatory trial does not also achieve statistical significance using the log rank analysis requested by the FDA, the FDA may not accept the data from the ASCENT-2 Phase 3 clinical confirmatory trial as a basis for regulatory approval of Asentar™ and may require the initiation of a new clinical trial for Asentar™. Failure to obtain approval on the basis of a single trial would require the completion of additional and more extensive clinical trials, which would be costly and time consuming and delay potential FDA approval of Asentar™ for several more years. Moreover, the FDA may require additional post-approval clinical studies to be conducted as a condition of any approval.

While the FDA regards our ASCENT clinical trial of Asentar™ as completed, patients remained on study following the protocol specified analysis that had been previously reported. We cannot assure you that these patients have not subsequently experienced safety or efficacy issues that might alter the reported data.

Although the patients in our ASCENT clinical trial of Asentar™ have been analyzed with a median follow-up time of 18.3 months as of the date of our reported analysis, approximately 8% of patients enrolled in our ASCENT clinical trial continued to undergo treatment with Taxotere and either placebo or Asentar™ on a blinded basis. This study has now been terminated and we have not fully evaluated the complete dataset. Although the number of patients undergoing continuing treatment in our ASCENT clinical trial beyond the time of the original analysis was small, these patients may have experienced clinically relevant safety or efficacy issues attributable to Asentar™ of which we are unaware and may be borne out in any future analysis of the dataset from the ASCENT study. Any significant safety or efficacy issue that may have been experienced by these patients or contained in the final dataset could entirely undermine our conclusions regarding our ASCENT clinical trial and negatively impact our previously reported findings.

Non-U.S. regulatory authorities may request that we update our analysis from our ASCENT clinical trial, and we cannot guarantee that the results of the analysis will be the same.

While the FDA regards our ASCENT clinical trial of Asentar™ as completed, non-U.S. regulatory authorities may request that we analyze the overall survival or other secondary endpoints at a later date or perform other analyses not contemplated by our original clinical trial design. We cannot guarantee that the trends we observed with respect to secondary endpoints in our ASCENT clinical trial will be observed in any subsequent analyses, which may delay or prevent Asentar™ from achieving regulatory approval.

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

The ASCENT-2 Phase 3 clinical confirmatory trial of Asentar™ is designed to evaluate Asentar™ as part of a combination therapy with Taxotere. If safety or efficacy issues arise with Taxotere, we may experience significant regulatory delays and the ASCENT-2 Phase 3 clinical confirmatory trial may need to be terminated or redesigned.

We are currently enrolling patients in the ASCENT-2 Phase 3 clinical confirmatory trial to evaluate the use of Asentar™ in combination with Taxotere for the treatment of AIPC. Taxotere is the current standard of care for AIPC. We did not develop or obtain regulatory approval for, and we do not manufacture or sell, Taxotere. If safety or efficacy issues arise with Taxotere, we may experience significant regulatory delays and the FDA may require the redesign or termination of the current ASCENT-2 Phase 3 clinical confirmatory trial. If Taxotere is replaced as the standard of care for first-line treatment of AIPC, the results, if any, of the ASCENT-2 Phase 3 clinical confirmatory trial may be less meaningful and the FDA may require the initiation of additional clinical trials of Asentar™ prior to any regulatory approval. Even if Asentar™ were to receive regulatory approval and be commercialized, it would continue to be subject to the risk that safety or efficacy issues could arise with Taxotere or that Taxotere may be replaced as the standard of care. This could result in Asentar™ being removed from the market or being less commercially successful.

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

There are currently clinical trials ongoing which seek to use other agents with Taxotere for the treatment of AIPC. If these clinical trials are completed prior to the current ASCENT-2Phase 3 clinical confirmatory trial, our ability to commercialize Asentar™ may suffer.

Other companies, such as Genentech, Inc., are seeking to commercialize other agents to add to the benefits of Taxotere in the first-line treatment of AIPC. For example, a major oncology cooperative group of investigators is currently conducting a three-year clinical trial studying the use of Genentech’s Avastin® in combination with Taxotere in the first-line treatment of AIPC patients. If this trial, or any similar trial, is completed prior to the current ASCENT-2 Phase 3 clinical confirmatory trial, or if the results of this trial, or any similar trial, are superior to the results of the current ASCENT-2 Phase 3 clinical confirmatory trial, it may cause a delay in the approval of Asentar™ or reduce the market opportunity for our lead product candidate.

The ASCENT-2 Phase 3 clinical confirmatory trial of Asentar™ is designed solely to evaluate Asentar™ as part of a combination therapy with Taxotere for the treatment of AIPC. We and our collaborator will be required to expend significant additional resources to develop and commercialize Asentar™ for any other indications with other chemotherapies or as a monotherapy.

We and our collaborator are primarily developing Asentar™ for use as a combination therapy with Taxotere for the treatment of AIPC. We also have a Phase 1/2 clinical trial, which began in August 2003 and for which we announced preliminary results in June 2006, designed to evaluate Asentar™ in combination with Taxotere for the treatment of non-small cell lung cancer, and there is an investigator sponsored trial studying Asentar™ in combination with mitoxantrone.

Our drug development activities could be delayed or stopped.

We do not know whether the ASCENT-2 Phase 3 clinical confirmatory trial of Asentar™ for AIPC and our Phase 1b/2a clinical trial of AQ4N for glioblastoma multiforme will be completed on schedule, or at all, and we cannot guarantee that our planned clinical trials will begin on time or at all. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:

•	limited number of, and competition for, suitable patients with the particular types of cancer required for enrollment in our clinical trials;

•	limited number of, and competition for, suitable sites to conduct our clinical trials;

•	delay or failure to obtain FDA approval or agreement to commence a clinical trial;

•	delay or failure to obtain sufficient supplies of the product candidate for our clinical trials;

•	requirements to provide the drugs required in our clinical trial protocols at no cost, which may require significant expenditures that we or our partners are unable or unwilling to make;

•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators; and

•	delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site.

The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;

•	lack of efficacy evidenced during clinical trials;

•	termination of our clinical trials by one or more clinical trial sites;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols; and

•	inability to monitor patients adequately during or after treatment.

Clinical trials for our product candidates may be suspended or terminated at any time by the Data Safety and Monitoring Board, the FDA, other regulatory authorities, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or us. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

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

We depend on our collaborator, Schering-Plough Corporation, to work with us to develop, manufacture and commercialize Asentar™.

We have granted exclusive, worldwide rights for the development and commercialization of Asentar™ to Schering-Plough Corporation, or Schering. We expect to receive significant financial support under our collaboration agreement with Schering, as well as meaningful technical and manufacturing contributions to the Asentar™ program. The success of our Asentar™ program is dependent upon the continued financial and other support that Schering has agreed to provide.

The success of our collaboration depends on the efforts and activities of our collaborator. Schering has significant discretion in determining the efforts and resources that it will apply to the collaboration. Our existing collaborations may not be scientifically or commercially successful.

The risks that we face in connection with our existing collaborations and any future collaborations include the following:

•

our collaboration agreements are subject to termination under various circumstances, including, as in the case of our agreement with Schering, termination by Schering under certain specified circumstances at any time, and for any reason or no reason after the second anniversary of the effective date of the agreement. Any such termination could have an adverse material effect on our financial condition and/or delay the development and commercial sale of our drug candidates, including Asentar™. Additionally, under certain specified circumstances we may be required to pay royalties to Schering following the termination of our agreement with Schering;

•	Schering may engage in certain business relationships, including mergers and acquisitions.

•

Schering has a right to change the focus of its development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their development and commercialization priorities based on multiple factors following mergers and consolidations, which have been common in recent years in these industries. The ability of Asentar™ to reach its potential could be limited if our collaborator decreases or fails to increase development or commercialization efforts related to Asentar™;

•	our collaboration agreement with Schering may have the effect of limiting the areas of research and development that we may pursue, either alone or in collaboration with third parties; and

•	Schering may develop and commercialize, either alone or with others, drugs that are similar to or competitive with the drugs or drug candidates that are the subject of the collaboration with us.

Our existing collaboration and any collaborations we enter into in the future may not be successful.

Schering has agreed to fund our Asentar™ research and development programs and/or to conduct the development and commercialization of specified drug candidates and, if they are approved, drugs. In exchange, we have given Schering technology, sales and marketing rights relating to those Asentar™ drugs and drug candidates. Schering has rights to control the planning and execution of drug development and clinical programs for our drug candidate Asentar™. Our collaborator may exercise its control rights in ways that may negatively affect the timing and success of those programs. Our collaboration is also subject to termination rights by the collaborator. If Schering was to terminate its relationship with us, or fail to meet its contractual obligations, that action could have a material adverse effect on our ability to undertake research, to fund related and other programs and to develop, manufacture and market any drugs that may have resulted from the collaboration.

In addition, we expect to seek additional collaborative arrangements, which may not be available to us, to develop and commercialize our drug candidates in the future. Even if we are able to establish acceptable collaborative arrangements in the future, they may not be successful. The success of our collaboration arrangements, if any, will depend heavily on the efforts and activities of our collaborators. Possible future collaborations have risks, including the following:

•	disputes may arise in the future with respect to the ownership of rights to technology developed with future collaborators;

•	disagreements with future collaborators could delay or terminate the research, development or commercialization of products, or result in litigation or arbitration;

•	future collaboration agreements are likely to be for fixed terms and subject to termination by our collaborators in the event of a material breach or lack of scientific progress by us;

•

future collaborators are likely to have the first right to maintain or defend our intellectual property rights and, although we would likely have the right to assume the maintenance and defense of our intellectual property rights if our collaborators do not, our ability to do so may be compromised by our collaborators’ acts or omissions;

•

future collaborators may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability;

•

future collaborators may change the focus of their development and commercialization efforts. As previously noted, pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of our products to reach their potential could be limited if future collaborators decrease or fail to increase spending relating to such products;

•	future collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or development of our products; and

•

future collaborators may develop alternative products either on their own or in collaboration with others, or encounter conflicts of interest or changes in business strategy or other business issues, which could adversely affect their willingness or ability to fulfill their obligations to us.

Given these risks, it is possible that any collaborative arrangements into which we enter may not be successful.

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

In many instances, the drugs that will compete with our product candidates are generic, widely available and/or established, existing standards of care. To compete effectively with these drugs, our product candidates will need to demonstrate advantages that lead to improved clinical safety or efficacy compared to these products.

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

We do not own or operate manufacturing facilities for clinical or commercial production of our product candidates. We have no experience in drug formulation or manufacturing, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We obtain calcitriol, which is the active ingredient in Asentar™, through an agreement with a single supplier, Plantex, Inc. Except in limited circumstances, we are obligated to purchase the majority of our calcitriol product requirements from Plantex. We believe we currently have, or can access, sufficient supplies of Asentar™ to conduct and complete the planned ASCENT-2 Phase 3 clinical confirmatory trial for Asentar™. Plantex has the capacity to manufacture calcitriol in the quantities that our development and future commercialization efforts, if any, require. If Plantex is unable to produce calcitriol in the amounts that we require, we may not be able to establish a contract and obtain a sufficient alternative supply from another supplier on a timely basis or for the quantities we require. We expect to continue to depend on third-party contract manufacturers for the foreseeable future.

We may not be able to start our clinical trials as planned and obtain regulatory approvals if we do not receive materials or drug products from our manufacturers.

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

Our commercial success will depend on our ability to obtain patents and/or regulatory exclusivity and maintain adequate protection for our technologies and product candidates in the United States and other countries. As of June 30, 2007, we owned or had exclusive rights to 62 issued U.S. and foreign patents and 153 pending U.S. and foreign patent applications, an increase over the related numbers as of March 31, 2007 primarily due to the assignment of KuDOS’ ownership rights, title and interests in patents and know-how related to AQ4N and license agreement with BTG. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patents under existing and future laws. Our ability to maintain and solidify our proprietary position for our products will depend on our success in obtaining effective claims and enforcing those claims once granted. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar products. Due to the extensive amount of time required for the development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

Protection afforded by U.S. patents may be adversely affected by proposed changes to patent-related U.S. statutes and to U.S. Patent and Trademark Office, or USPTO, rules, especially changes to rules concerning the filing of continuation applications. If implemented, the rules may require that second or subsequent continuing application filings be supported by a showing as to why the new amendments or claims, argument or evidence presented could not have been previously submitted. Other rules, if implemented, may limit consideration by the USPTO of up to only 10 claims per application. It is common practice to file multiple patent applications with many claims in an effort to maximize patent protection. If the first set of proposed USPTO rules is implemented, they may limit our ability to file continuing applications directed to our products and methods and related competing products and methods. In addition, if the second set of USPTO rules is implemented, they may limit our ability to patent a number of claims sufficient to cover our products and methods and related competing products and methods. Other changes to the patent statutes may adversely affect the protection afforded by U.S. patents and/or open up U.S. patents to third party attack in non-litigation settings.

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

Prior to our initial public offering of common stock, there was no public market for our common stock. The price of our common stock may be volatile as a result of changes in our operating performance or prospects. From the date of our initial public offering in May 2006 through June 30, 2007, the price of our common stock has ranged from a high of $17.25 to a low of $5.45. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	results from, and any delays in, our clinical trial programs, including current and planned clinical trials for Asentar™ and AQ4N;

•	announcements of FDA non-approval of our product candidates, including Asentar™ and AQ4N, or delays in FDA or other non-U.S. regulatory agency review processes;

•	FDA or other U.S. or non-U.S. regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our product candidates or future drugs;

•	failure or discontinuation of any of our research or clinical trial programs;

•	delays in the commercialization of our future product candidates;

•	the costs of in-licensing additional product candidates;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in our quarterly operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our product candidates or future product candidates;

•	market acceptance of our future product candidates;

•	deviations in our operating results from the estimates of analysts;

•	coverage and reimbursement policies of government and other third-party payors;

•	sales of our common stock by our officers, directors or significant stockholders;

•	developments relating to our licensing and collaboration agreements; and

•	additions or departures of key personnel.

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

Recent Sales of Unregistered Securities

We did not sell any securities during the three months and six months ended June 30, 2007 that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds From Registered Securities

On May 15, 2006, the Company completed its initial public offering, or IPO, of 6,250,000 shares of its common stock at the public offering price of $6.50 per share for gross proceeds of approximately $40.6 million. We paid the underwriters a commission of approximately $2.8 million incurred additional offering expenses of approximately $2.5 million. On June 9, 2006, the underwriters of the Company’s initial public offering purchased an additional 657,500 shares of the Company’s common stock pursuant to their over-allotment option at the public offering price of $6.50 per share for gross proceeds of approximately $4.3 million. Net proceeds from the initial public offering and the subsequent exercise of the underwriters’ over-allotment option to purchase additional shares of the Company’s common stock were approximately $39.2 million, after deducting underwriting discounts and commissions and other offering expenses. The managing underwriters of our initial public offering were Bear, Stearns & Co., Inc. and Cowen and Company, LLC. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 14,239,571 shares of common stock.

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

Issuer Purchases of Equity Securities

We did not make any repurchases of our common stock in the three months and six months ended June 30, 2007.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Stockholders of the Company was held pursuant to notice on June 8, 2007, at 9:00 a.m. local time at the Company’s principal executive offices, 601 Gateway Boulevard, Suite 730, South San Francisco, California. There were present at the meeting, in person or represented by proxy, the holders of 19,029,012 shares of the Company’s common stock. The matters voted on at the meeting and the votes cast were as follows:

(a) The nominees for Class I Directors listed below were elected at the meeting:

NAME OF NOMINEE	NO. OF COMMON VOTES IN FAVOR	NO. OF COMMON VOTES WITHHELD
James C. Blair	19,014,561	14,451
Camille D. Samuels	19,015,580	13,432

James I. Healy, Jay Moorin, Lowell E. Sears and John P. Walker are Class II Directors and were not up for election at the 2007 Annual Meeting. Daniel M. Bradbury, Michael G. Raab and Eckard Weber are Class III Directors and were not up for election at the 2007 Annual Meeting. Messrs. Moorin, Sears, Walker, Bradbury and Raab and Drs. Weber and Healy continue to serve as directors of the Company.

(b) The appointment of Ernst & Young LLP as the Company’s independent accountants for the fiscal year ending December 31, 2007 was ratified. There were 19,025,468 shares of the Company’s common stock voting in favor, 3,544 shares of common stock voting against and no shares of common stock abstaining.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits:

10.1†	Amended and Restated Supply Agreement, dated as of May 25, 2007, by and between the Company and Plantex USA, Inc.

10.2†	Amended and Restated Exclusive License Agreement, dated as of May 25, 2007, by and between the Company and Oregon Health & Science University.

10.3†	Amended and Restated License Agreement, dated as of May 24, 2007, by and between the Company and University of Pittsburgh of the Commonwealth System of Higher Education.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of August 2007.

Novacea, Inc.

/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)