Form 10-Q/A
period 2007-06-30
NOVACEA INC
filed 2007-09-28
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

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

EXPLANATORY NOTE

Novacea, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A solely for the purpose of re-filing Exhibits 10.1 and 10.2 to the Company’s Quarterly Report on Form 10-Q originally filed on August 14, 2007 (the “Original Quarterly Report”) in response to comments received from the Securities and Exchange Commission in connection with a pending request for confidential treatment of portions of such exhibits. The Company has made no other changes to the previously filed Original Quarterly Report.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description
10.1†	Amended and Restated Supply Agreement, dated as of May 25, 2007, by and between the Company and Plantex USA, Inc.

10.2†	Amended and Restated Exclusive License Agreement, dated as of May 25, 2007, by and between the Company and Oregon Health & Science University.

10.3†*	Amended and Restated License Agreement, dated as of May 24, 2007, by and between the Company and University of Pittsburgh of the Commonwealth System of Higher Education.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

*	Filed with the Original Quarterly Report on August 14, 2007.

2

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novacea, Inc.

Date: September 28, 2007

/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

3

EXHIBIT INDEX

Exhibit No.	Description
10.1†	Amended and Restated Supply Agreement, dated as of May 25, 2007, by and between the Company and Plantex USA, Inc.

10.2†	Amended and Restated Exclusive License Agreement, dated as of May 25, 2007, by and between the Company and Oregon Health & Science University.

10.3†*	Amended and Restated License Agreement, dated as of May 24, 2007, by and between the Company and University of Pittsburgh of the Commonwealth System of Higher Education.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

*	Filed with the Original Quarterly Report on August 14, 2007.

4