Form 10-Q
period 2007-09-30
NOVACEA INC
filed 2007-11-13
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000 – 51967

NOVACEA, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	33-0960223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 OYSTER POINT BOULEVARD, SUITE 200 SOUTH SAN FRANCISCO, CALIFORNIA	94080
(Address of principal executive offices)	(Zip Code)

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

As of November 5, 2007, 25,151,646 shares of our Common Stock, $.001 par value, were outstanding.

Index to Consolidated Financial Statements

Novacea, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Novacea, Inc.

Condensed Balance Sheets

(In thousands, except for share and per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$17,131	$14,429
Marketable securities	86,682	50,150
Accounts receivable	6,053	—
Interest receivable	448	173
Prepaid and other current assets	1,017	926

Total current assets	111,331	65,678
Property and equipment, net	610	150
Other assets	1,073	236

Total assets	$113,014	$66,064

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,602	$2,413
Accrued compensation	1,882	2,260
Deferred revenue	9,968	—
Other accrued liabilities	2,474	1,191
Liability for early exercise of stock options	118	376

Total current liabilities	19,044	6,240
Non-current deferred revenue	47,383	—

Total liabilities	66,427	6,240

Stockholders’ equity:
Common stock, $0.001 par value—123,104,000 shares authorized; 25,060,454 shares issued and outstanding, at September 30, 2007 and 23,001,311 shares issued and outstanding, at December 31, 2006	25	23
Additional paid-in-capital	168,344	152,428
Deferred stock-based employee compensation	(602)	(1,268)
Accumulated other comprehensive income	100	18
Accumulated deficit	(121,280)	(91,377)

Total stockholders’ equity	46,587	59,824

Total liabilities and stockholders’ equity	$113,014	$66,064

See accompanying notes.

Novacea, Inc.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Collaboration revenue	$8,566	$—	$8,702	$371
Operating expenses:
Research and development	9,552	4,742	28,548	16,838
General and administrative	3,634	3,175	12,893	7,552

Total operating expenses	13,186	7,917	41,441	24,390

Loss from operations	(4,620)	(7,917)	(32,739)	(24,019)
Interest and other income, net	1,383	977	2,836	2,207

Net loss	$(3,237)	$(6,940)	$(29,903)	$(21,812)

Net loss per share, basic and diluted	$(0.13)	$(0.30)	$(1.26)	$(1.75)

Shares used in computing basic and diluted net loss per share	24,923	22,903	23,787	12,432

See accompanying notes.

Novacea, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(29,903)	$(21,812)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	88	99
Amortization of deferred stock-based employee compensation for employee stock options granted prior to January 1, 2006	305	441
Stock-based employee compensation expense granted subsequent to January 1, 2006	3,043	485
Non-cash stock compensation related to non-employees	1	53
Non-cash expense related to settlement of the Company’s liability under 401(k) Plan	22	—
Changes in operating assets and liabilities:
Account receivable	(6,053)	—
Prepaid and other current assets	(366)	(262)
Other assets	(837)	66
Accounts payable and accrued liabilities	3,365	1,515
Deferred revenue	57,351	—

Net cash provided by (used in) operating activities	27,016	(19,415)

Investing activities
Purchases of property and equipment	(548)	(18)
Purchases of short-term investments	(104,523)	(55,461)
Maturities of short-term investments	68,072	36,775

Net cash (used in) investing activities	(36,999)	(18,704)

Financing activities
Net proceeds from issuances of convertible preferred stock	—	306
Proceeds from issuances of common stock, net of repurchases	12,685	39,554

Net cash provided by financing activities	12,685	39,860

Net increase in cash and cash equivalents	2,702	1,741

Cash and cash equivalents at beginning of period	14,429	36,039

Cash and cash equivalents at end of period	$17,131	$37,780

See accompanying notes.

Novacea, Inc.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. During the three months ended September 30, 2007, the Company recorded material amounts of collaboration revenue and, as such, emerged from being a development stage company. The results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007 or for any other interim period or any other future year.

The accompanying unaudited condensed financial statements and notes to financial statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the United States Securities and Exchange Commission on April 2, 2007.

Public Offerings

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

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

For each source of revenue, the Company complies with the above revenue recognition criteria in the following manner:

•

Non-refundable upfront reimbursement for past research and development (R&D) expenses and license fees received with separable stand-alone values are recognized when the technology is transferred, provided that the technology transfer is not dependent upon continued efforts by the Company with respect to the agreement. If the delivered technology does not have stand-alone value, or if objective and reliable evidence of the fair value of the undelivered products or services does not exist, the amount of revenue allocable to the delivered technology is deferred and amortized ratably over the related involvement period in which the remaining products or services are provided.

•

Revenue from reimbursement for the Company’s R&D efforts and commercialization-related services is recognized as the related costs are incurred. Such reimbursement is based upon direct costs incurred by the Company and negotiated rates for full time equivalent employees that are intended to approximate the Company’s anticipated costs. Differences between actual reimbursement and estimated reimbursement are reconciled and adjusted in the period which they become known, typically the following quarter. The Company’s costs associated with these R&D efforts are included in research and development expenses.

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

2. Results of Operations

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of vested shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common securities, including options, common stock subject to repurchase, warrants and convertible preferred stock.

The following table presents the calculation of historical basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Historical:
Net loss	$(3,237)	$(6,940)	$(29,903)	$(21,812)

Weighted-average number of shares outstanding	24,990	23,175	23,922	12,697
Less: Weighted-average shares subject to repurchase	(67)	(272)	(135)	(265)

Weighted-average number of shares outstanding used in computing basic and diluted net loss per share	24,923	22,903	23,787	12,432

Basic and diluted net loss per share	$(0.13)	$(0.30)	$(1.26)	$(1.75)

The following outstanding options, unvested restricted stock units, common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Options to purchase common stock	2,915	2,101	2,915	2,101
Unvested restricted stock units	575	—	575	—
Common stock subject to repurchase (weighted average basis)	67	272	135	265
Convertible preferred stock (as converted basis)	—	—	—	14,238

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale securities. Total comprehensive loss for the three months and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(3,237)	$(6,940)	$(29,903)	$(21,812)
Change in unrealized gains (losses) on available-for-sale securities	79	32	82	50

Comprehensive loss	$(3,158)	$(6,908)	$(29,821)	$(21,762)

3. Stock-Based Compensation

The components of the stock-based compensation for employees and non-employees recognized in the Company’s statements of operations for the three months and nine months ended September 30, 2007, and 2006 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development	$299	$104	$952	$299
General and administrative	860	279	2,397	627

Total stock based-compensation	$1,159	$383	$3,349	$926

Employee Stock-Based Awards Granted Prior to January 1, 2006

Compensation costs for employee stock options granted prior to January 1, 2006, the date the Company adopted SFAS No. 123(R), were accounted for using the intrinsic-value method of accounting as prescribed by APB No. 25, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under APB No. 25, compensation expense for employee stock options is based on the excess, if any, of the fair value of the Company’s common stock over the option exercise price on the measurement date, which is typically the date of grant. The Company determined in 2005 that, for accounting purposes, the estimated fair value of the Company’s common stock was greater than the exercise price for certain options granted to employees during 2005. The Company recorded deferred stock-based employee compensation of $2.6 million for these options as a component of stockholders’ equity, which will be amortized as a non-cash expense, as adjusted by unvested options cancelled as a result of employee terminations, over the vesting period of the applicable option, which is generally four years, on a straight line basis. As such, for the three months ended September 30, 2007 and 2006, the Company recorded amortization of $81,000 and $130,000, respectively, in stock-based employee compensation expense and reversed $60,000 and $56,000, respectively, of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations. For the nine months ended September 30, 2007 and 2006, the Company recorded amortization of $305,000 and $441,000, respectively, in stock-based employee compensation expense and reversed $362,000 and $229,000, respectively, of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations. At September 30, 2007, the expected future amortization expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

Years ending December 31,	2007 (remainder)	$78
	2008	311
	2009	213

		$602

Employee Stock-Based Awards Granted On or Subsequent to January 1, 2006

The Company’s 2006 Incentive Award Plan (the “2006 Plan”) provides for grants of restricted stock units to employees as part of the Company’s long-term incentive compensation program. During the three-month and nine-month period ended September 30, 2007, the Company’s board of directors approved grants totaling 110,000 and 657,000 restricted stock units, respectively, to its employees, including executive officers. Restricted stock units have no exercise price, are valued using the closing market price on the date of grant and vest as determined by the board of directors, typically in annual tranches over a two- or three-year period at different rates. Restricted stock units granted under the 2006 Plan expire no more than ten years after the date of grant. At September 30, 2007, 575,000 restricted stock units remain unvested and outstanding.

Restricted stock units and stock options granted to certain executive officers of the Company contained an accelerated vesting feature, which was reached upon execution of the agreement with Schering in June 2007 and resulted in additional stock based compensation of $0.6 million recorded in the three months ended June 30, 2007 and nine months ended September 30, 2007.

Compensation cost for employee stock-based awards granted on or after January 1, 2006, the date the Company adopted SFAS No. 123R, is based on the grant-date fair value of employee stock options and restricted stock unit awards estimated in accordance with the provisions of SFAS No. 123R and is recognized over the vesting period of the applicable award on a straight-line basis.

As of September 30, 2007, there was $6.8 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested employee stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted average period of 2.9 years. As of September 30, 2007, there was $3.8 million of total unrecognized compensation costs, net of estimated forfeitures, related to unvested restricted stock unit awards granted to employees in the nine months ended September 30, 2007, which are expected to be recognized over a weighted average period of 2.0 years.

Stock Option and Restricted Stock Unit Activity

The following table summarizes option and restricted stock unit activity under the Amended 2001 Stock Option Plan and the 2006 Incentive Award Plan, including stock options granted to non-employees, and related information:

	Shares Available for Grant	Options Outstanding	Option Weighted- Average Exercise Price per Share
	(in thousands, except per share amounts)
Balance at December 31, 2006	2,051	2,314	$3.41
Additional shares authorized on January 1, 2007	1,150	—	—
Options granted	(1,335)	1,335	6.89
Restricted stock units granted	(657)	—	—
Options exercised	—	(440)	1.90
Options canceled	294	(294)	5.17
Restricted stock units cancelled	32	—

Balance at September 30, 2007	1,535	2,915	$5.05

4. License and Collaboration Agreements

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

BTG International Limited. In April 2007, the Company entered into a novation and license agreement with BTG International Limited, or BTG, the primary licensor to KuDOS regarding AQ4N. The Company acquired the worldwide exclusive rights to patents and know-how for the development, manufacture and use of AQ4N for the diagnosis, treatment and prevention of human diseases. In May 2007, the Company paid BTG £700,000 (approximately $1.4 million) as an up-front payment recorded as research and development expense in the three months ended June 30, 2007. Under the terms and conditions of the agreement, the Company is obligated to pay BTG £50,000 (approximately $0.1 million) per year beginning in 2008 until the Company receives regulatory approval for AQ4N. Further, under the agreement, the Company may be obligated in the future to make certain milestone payments to BTG of up to £6.0 million (approximately $12.2 million), which are contingent upon the occurrence of certain clinical development and regulatory events related to AQ4N. Payments to BTG that relate to pre-approval development milestones are recorded as research and development expense when incurred. In addition, the Company is obligated to pay BTG certain annual royalties based on net sales of AQ4N, which are subject to annual minimum royalty payment amounts, and which royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses to third parties in order to manufacture, use or sell AQ4N. The Company has also agreed to pay BTG a certain percentage of any sub-license revenues that the Company receives. The license agreement will terminate on a country-by-country basis on the expiration date in the applicable country of the last-to-expire patent licensed to us under the agreement. In addition to customary termination provisions, including breach of the agreement and bankruptcy, BTG may terminate the license agreement if the Company directly or indirectly opposes or assists any third party in opposing BTG’s patents. The Company may terminate the agreement by giving notice to BTG at any time, which termination shall be effective six months after such notice and upon transfer of ownership to BTG or its designee of certain rights as required by the agreement, subject to certain payments.

Schering Corporation. In May 2007, the Company signed an exclusive worldwide License, Development and Commercialization Agreement with Schering Corporation, a wholly-owned subsidiary of Schering-Plough Corporation (“Schering”), for the development and commercialization of Asentar™ (the “Collaboration Agreement”).

The Collaboration Agreement became effective on June 26, 2007, following clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In July 2007, the Company received upfront payments from Schering totaling $60 million, of which $35 million was reimbursement for past research and development expenses and $25 million was a license fee. The Company will recognize revenues from the upfront payments ratably over an estimated six-year development period starting on June 26, 2007 and ending on June 30, 2013. The Company believes that this period for revenue recognition represents substantially the entire period for which it has significant participatory obligations for Asentar™.

The revenue recognized in connection with the upfront payment in the three and nine months ended September 30, 2007 was $2.5 million and $2.6 million, respectively. Revenue from reimbursement for the Company’s R&D efforts on Asentar™ is recognized as the related costs are incurred. The revenue from reimbursement for the Company’s R&D efforts on Asentar™ during the three months ended September 30, 2007 was $6.1 million, which amount is recorded as receivable from Schering as of September 30, 2007, with payment expected to be received in the fourth quarter of 2007. The Company is also eligible to receive up to $380 million in pre-commercial milestone payments, as well as royalties on worldwide sales of Asentar™ based on tiered royalty percentage rates that range from the high teens to the mid-twenties, depending on annual product sales levels.

Under the terms of the Collaboration Agreement, the Company and Schering established a joint development committee and joint commercialization committee, which are responsible for reviewing the development and commercialization activities, respectively, of the collaboration. The Company and Schering have agreed on an initial development plan (the “Core Development Plan”) governing the development of the products licensed under the Collaboration Agreement in the core indications. Schering has final decision-making authority with respect to the development and commercialization of Asentar™.

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

Under the amended OHSU License Agreement, the Company paid Oregon Health & Science University in September 2007 a sublicensing fee of $3.8 million, equal to 15% of the $25 million license fee received under the Collaboration Agreement, which was a provision under the original OHSU License Agreement. This amount was recorded as research and development expense in the three months ended June 30, 2007, because the technology rights are being utilized in research and development, and it is not clear that an alternative future use exists for such technology. Under the amended University of Pittsburgh License Agreement, the Company paid in August 2007 a sublicensing fee of $1.3 million, equal to 5% of the $25 million license fee received under the Collaboration Agreement, which was a provision under the original University of Pittsburgh License Agreement. Although the initial license payment of $0.1 million made to the University of Pittsburgh in July 2002 was capitalized and is being amortized, the sublicensing fee was accrued and recorded as research and development expense in the three months ended June 30, 2007, because the technology rights are being utilized in research and development, and it is not clear that an alternative future use exists for such technology.

5. Lease Agreement

In June 2007, the Company entered into an operating lease with Kashiwa Fudosan America, Inc. for new corporate facilities, located at 400 Oyster Point Boulevard, South San Francisco, California. The lease for the new corporate facilities is non-cancelable and has a five year term with a total obligation of $3.6 million. The Company moved into the new corporate facilities in October 2007. The Company may extend the lease term for an additional five year period following expiration of the original five year term. The lease provides for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of an extension, market adjusted rates.

6. Subsequent Event

In November 2007, the Company ended its ASCENT-2 Phase 3 clinical trial of Asentar™ for the treatment of androgen-independent prostate cancer, or AIPC, due to an unexplained imbalance of deaths between the treatment and control arms of the trial. As a precautionary measure, the Company has also suspended enrollment in its Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and in each of its other ongoing trials involving the use of Asentar™. The Company has not reviewed the data from the ASCENT-2 trial. Together with Schering, the Company will review and analyze the data from the ASCENT-2 Phase 3 clinical trial in an attempt to determine the reason for the higher number of deaths in the treatment arm and, depending on the results of this analysis, we will decide whether or not to continue our development efforts with respect to Asentar™. The Company does not expect the termination of the ASCENT-2 Phase 3 clinical trial and the suspension of the other trials involving Asentar™ to have a significant impact on its near-term net operating results because the majority of R&D expenses associated with these trials were subject to reimbursement from Schering under the Collaboration Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2007 and results of operations for the three months and nine months ended September 30, 2007 and 2006 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A. ”Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

Overview

We are a biopharmaceutical company focused on in-licensing, developing and commercializing novel therapies for the treatment of cancer. We currently have two clinical-stage oncology product candidates. Our lead product candidate, Asentar™, had been in a Phase 3 clinical trial for the treatment of androgen-independent prostate cancer, or AIPC, and had been in a Phase 2 clinical trial for the treatment of advanced pancreatic cancer, initiated in September 2007. In November 2006, we initiated a Phase 1b/2a clinical trial of our second product candidate, AQ4N, in combination with radiation and chemotherapy, for the treatment of glioblastoma multiforme. In October 2007, we initiated a Phase 2 clinical trial of AQ4N for the treatment of acute lymphoblastic leukemia, or ALL. During the fourth quarter of 2006, we exercised our right to terminate our existing agreements related to our previous product candidate, vinorelbine oral, and returned to the licensor all vinorelbine oral product rights in the United States and Canada. In May 2007, we signed an exclusive worldwide License, Development and Commercialization Agreement with Schering Corporation, a wholly-owned subsidiary of Schering-Plough Corporation (“Schering”), for the development and commercialization of Asentar™ (the “Collaboration Agreement”).

The Collaboration Agreement became effective on June 26, 2007. In July 2007, we received upfront payments from Schering totaling $60 million, including $35 million as reimbursement for past research and development expenses and a license fee of $25 million. We recognize revenues from the upfront payments ratably over an estimated six-year development period starting on June 26, 2007 and ending on June 30, 2013. Revenue from reimbursement for our research and development (R&D) efforts on Asentar™ is recognized as the related costs are incurred. We are also eligible to receive up to $380 million in pre-commercial milestone payments, as well as royalties on worldwide sales of Asentar™ based on tiered royalty percentage rates that range from the high teens to the mid-twenties, depending on annual product sales levels.

In November 2007, we ended our ASCENT-2 Phase 3 clinical trial of Asentar™ for the treatment of androgen-independent prostate cancer, or AIPC, due to an unexplained imbalance of deaths between the treatment and control arms of the trial. As a precautionary measure, we have also suspended enrollment in our Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and in each of our other ongoing trials involving the use of Asentar™. We have not reviewed the data from our ASCENT-2 trial. Together with Schering we will review and analyze the data from the ASCENT-2 Phase 3 clinical trial in an attempt to determine the reason for the higher number of deaths in the treatment arm and, depending on the results of this analysis, we will decide whether or not to continue our development efforts with respect to Asentar™. We do not expect the termination of the ASCENT-2 Phase 3 clinical trial and the suspension of the other trials involving Asentar™ to have a significant impact on our near-term net operating results because starting from the third quarter of 2007, the majority of the expenses associated with these trials were subject to reimbursement from Schering under the Collaboration Agreement.

We incorporated in February 2001 and have devoted substantially all of our resources to the licensure and clinical development of our product candidates. Until we completed our initial public offering in May 2006, we funded our operations primarily through the private placement of equity securities. In our initial public offering, we sold 6,250,000 shares of our common stock and in June 2006, the underwriters of our initial public offering purchased an additional 657,500 shares of our common stock pursuant to their over-allotment option. Net proceeds from the initial public offering and the subsequent exercise of the underwriters’ over-allotment option and purchase of additional shares of our common stock were approximately $39.2 million, after deducting underwriting discounts and commissions and other offering expenses. We have incurred net loss for the nine months ended September 30, 2007 of $29.9 million and cumulative net losses of $121.3 million since our inception in 2001 through September 30, 2007. We expect our net losses to continue primarily due to our anticipated clinical trial activities. Clinical trials are costly, and as we continue to advance our product candidates through development, we expect our research and development expenses to increase significantly. As compared to Phase 1 and Phase 2 clinical trials, Phase 3 clinical trials are typically more expensive as they involve a greater number of patients, are conducted at multiple sites and sometimes in several countries, are conducted over a longer period of time and require greater quantities of drug product. In addition, we plan to expand our infrastructure and facilities and hire additional personnel, including clinical development, administrative, sales and marketing personnel. We are unable to predict when, if ever, we will be able to commence the sale of, or generate any other type of revenue for, any of our product candidates.

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

The clinical development and regulatory approval processes inherently contain significant risks and uncertainties. Therefore, it is difficult to estimate the costs necessary to complete development projects. For example: we may experience delays or fail to obtain institutional review board approval to conduct clinical trials at a prospective site; we may experience delays or fail to reach agreement on acceptable clinical trial terms or clinical trial protocols with prospective sites or investigators; patient enrollment may be slower than expected at trial sites due to factors including the limited number of, and substantial competition for, suitable patients with the particular types of cancer required for enrollment in our clinical trials; there is a limited number of, and substantial competition for, suitable sites to conduct our clinical trials; clinical trial sites may terminate our clinical trials; patients and medical investigators may be unwilling or unable to follow our clinical trial protocols; patients may fail to complete our clinical trials once enrolled; results from clinical trials may be unfavorable; and unforeseen safety issues may arise or regulatory agencies may deem data from clinical trials insufficient for marketing approval and may require additional clinical trials. Additionally, risks related to the timing and results of our clinical trials add to the difficulty of estimating the costs necessary to complete development projects. For example: failure to recruit and enroll patients for clinical trials may cause the development of our product candidates to be delayed;; the results of previous clinical trials may not be predictive of future results, which might delay regulatory approval, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities or our product candidates may cause undesirable side effects during clinical trials that could delay or prevent their regulatory approval or commercialization. Because of these risks, and the other risks set forth more fully in Item 1A, Risk Factors, to this Quarterly Report on Form 10-Q, the cost projections and development timelines related to our clinical development and regulatory programs may be materially impacted. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

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

Results of Operations

Three months and nine months ended September 30, 2007 and 2006

The following tables reflect period over period changes in selected line items from our condensed statements of operations (in thousands, except percentages):

	Three Months Ended September 30,		Change Period		Nine Months Ended September 30,		Change Period
	2007	2006	Over Period		2007	2006	Over Period
Collaboration revenue	$8,566	$—	$8,566	—%	$8,702	$371	$8,331	2,246%
Research and development expenses	9,552	4,742	4,810	101%	28,548	16,838	11,710	70%
General and administrative expenses	3,634	3,175	459	14%	12,893	7,552	5,341	71%
Interest and other income, net	1,383	977	406	42%	2,836	2,207	629	28%

Collaboration Revenue

In May 2007, we signed an exclusive worldwide License, Development and Commercialization Agreement with Schering Corporation, a wholly-owned subsidiary of Schering-Plough Corporation, or Schering, for the development and commercialization of Asentar™ (the “Collaboration Agreement”).

In July 2007, we received upfront payments from Schering totaling $60 million, including $35 million as reimbursement for past research and development (R&D) expenses and a license fee of $25 million. We recognize revenues from the upfront payments ratably over an estimated six-year development period starting on June 26, 2007 (the effective date of the Collaboration Agreement) and ending on June 30, 2013. We believe that this period for revenue recognition represents substantially the entire period for which we would have significant participatory obligations for Asentar™. Revenue from reimbursement for our R&D efforts on Asentar™ is recognized as the related costs are incurred. We are also eligible to receive up to $380 million in pre-commercial milestone payments, as well as royalties on worldwide sales of Asentar™ based on tiered royalty percentage rates that range from the high teens to the mid-twenties depending on annual product sales levels.

We generated $8.6 million and $8.7 million of revenue during the three and nine months ended September 30, 2007, respectively. This includes $2.5 million and $2.6 million during the three and nine months ended September 30, 2007, respectively, related to the amortization of upfront payments under the Schering Collaboration Agreement and $6.1 million during the three months ended September 30, 2007, related to reimbursement by Schering for our R&D efforts on Asentar™. The revenue from reimbursement is recorded as receivable from Schering as of September 30, 2007, with payment expected to be received in the fourth quarter of 2007. Revenue for the three months and nine months ended September 30, 2006 was $0.0 and $0.4 million, respectively, and was attributable to a development milestone achieved in 2006 for one of our two agreements with Aventis Pharmaceuticals, Inc. related to our Asentar™ clinical studies. Approximately $0.1 million remained available for grant under these agreements as of September 30, 2007, which amount we expect to receive upon achievement of a final milestone under one of the two agreements with Aventis Pharmaceuticals, Inc.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Asentar™	$6,580	$2,892	$20,261	$9,684
Vinorelbine oral	—	622	—	3,159
AQ4N	1,627	411	4,382	1,528
Other projects	1,046	713	2,953	2,168
Stock-based compensation	299	104	952	299

Total research and development expenses	$9,552	$4,742	$28,548	$16,838

Research and development expenses for the three months and nine months ended September 30, 2007 were $9.6 million and $28.5 million, respectively, compared to $4.7 million and $16.8 million for the three months and nine months ended September 30, 2006, respectively. This represents an increase in research and development expenses of $4.8 million, or 101%, between the three-month periods in 2007 and 2006 and of $11.7 million, or 70%, between the nine-month periods in 2007 and 2006.

Research and development expenses associated with Asentar™ were $6.6 million and $20.3 million for the three months and nine months ended September 30, 2007, respectively, compared to $2.9 million and $9.7 million for the three months and nine months ended September 30, 2006, respectively. The $3.7 million, or 128%, increase between the three-month periods in 2007and 2006 was due primarily to the higher level of clinical development activities in our ASCENT-2 Phase 3 clinical trial in AIPC, which began in the first quarter of 2006, and to the costs associated with the preparation for the initiation of our Phase 2 clinical trial in advanced pancreatic cancer, initiated in September 2007. The $10.6 million, or 109%, increase between the nine-month periods in 2007 and 2006 were due primarily to a sublicensing fee of $3.8 million to be paid to Oregon Health & Science University and a sublicensing fee of $1.3 million to be paid to the University of Pittsburgh, equal to 15% and 5%, respectively, of the $25 million license fee received under the Collaboration Agreement, and to the higher level of clinical development activities in our ASCENT-2 Phase 3 clinical trial in AIPC, which began in the first quarter of 2006, and to the costs associated with the preparation for the initiation of our Phase 2 clinical trial in advanced pancreatic cancer, initiated in September 2007. Certain research and development expenses for Asentar™ will be subject to reimbursement from Schering under the Collaboration Agreement. The expenses will continue to be recorded as research and development expenses and the reimbursement of such costs will be recorded as revenue as incurred by us.

Research and development expenses associated with vinorelbine oral for the three months and nine months ended September 30, 2007 were immaterial, as a result of the termination during the fourth quarter of 2006 of our then-existing agreements related to vinorelbine oral, and the return to the licensor of all vinorelbine oral product rights in the United States and Canada. Research and development expenses associated with vinorelbine oral were $0.6 million and $3.2 million for the three months and nine months ended September 30, 2006, respectively, which primarily reflects development activities on the product candidate and the expenses associated with our achievement of a development milestone of $1.0 million in the first quarter of 2006.

Research and development expenses associated with AQ4N were $1.6 million and $4.4 million for the three months and nine months ended September 30, 2007, respectively, compared to $0.4 million and $1.5 million for the three months and nine months ended September 30, 2006, respectively. The $1.2 million, or 296%, increase between the three-month periods in 2007 and 2006 resulted primarily from development activities and product manufacturing expenses for AQ4N, currently in a Phase 1b/2a clinical trial in glioblastoma multiforme which began in the fourth quarter of 2006, and in preparation for the planned initiation of additional clinical studies in leukemia and lymphoma. The $2.9 million, or 187%, increase between the nine-month periods in 2007 and 2006 resulted primarily from an upfront payment to BTG International Limited (BTG) made in May 2007 under a novation and license agreement with BTG executed in April 2007, and the development activities and product manufacturing expenses for AQ4N, currently in a Phase 1b/2a clinical trial in glioblastoma multiforme which began in the fourth quarter of 2006, and in preparation for the planned initiation of additional clinical studies in leukemia and lymphoma.

Other research and development expenses were approximately $1.0 million and $3.0 million for the three months and nine months ended September 30, 2007, respectively, compared to $0.7 million and $2.2 million for the three months and nine months ended September 30, 2006, respectively. The $0.3 million, or 47%, increase between the three-month periods in 2007 and 2006 and the $0.8 million, or 36%, increase between the nine-month periods in 2007 and 2006 resulted primarily from costs associated with higher internal, and related external activities associated with advancing our general research and development efforts.

Stock-based compensation expense included in research and development expenses was $0.3 million and $1.0 million for the three months and nine months ended September 30, 2007, respectively, compared to $0.1 million and $0.3 million for the three months and nine months ended September 30, 2006, respectively. The $0.2 million increase between the three-month periods in 2007 and 2006 and the $0.7 million increase between the nine-month periods in 2007 and 2006 resulted primarily from additional stock options granted to our employees during the twelve months ended September 30, 2007 and from restricted stock units granted to our employees during the nine months ended September 30, 2007.

We expect that research and development expenses will increase significantly in the future as we advance our product candidates through Phase 2 and Phase 3 clinical trials, start additional clinical trials, file for regulatory approvals, hire more employees and expand our infrastructure and facilities.

General and Administrative Expenses

General and administrative expenses were $3.6 million and $12.9 million for the three months and nine months ended September 30, 2007, respectively, compared to $3.2 million and $7.6 million for the three months and nine months ended September 30, 2006, respectively. The increase of $0.5 million, or 14%, between the three-month periods in 2007 and 2006 in general and administrative expenses was mainly due to a $0.6 million increase in stock-based compensation expense, resulting primarily from additional stock options granted to our employees during the twelve months ended September 30, 2007 and restricted stock units granted to our employees during the nine months ended September 30, 2007, a $0.4 million increase in compensation and benefits, and a $0.1 million increase in recruiting expense partially offset by a $0.8 million reduction in marketing and communication expenses. The increase of $5.3 million, or 71%, between the nine-month periods ended September 30, 2007 and 2006 in general and administrative expenses was mainly due to a $1.8 million increase in stock-based compensation expense, resulting primarily from additional stock options granted to our employees during the twelve months ended September 30, 2007 and restricted stock units granted to our employees during the nine months ended September 30, 2007, a $1.4 million increase in consulting, legal and audit fees, including legal and other fees related to entering the Collaboration Agreement, a $0.9 million increase in compensation and benefits, a $0.4 million increase in recruiting expenses, a $0.3 million increase in facilities-related costs, a $0.2 million increase in marketing and communication expenses, and a $0.1 million increase in insurance expense. These increases in expenses were due partially to higher administrative and corporate support of our research and development activities for our ASCENT-2 Phase 3 clinical trial and additional clinical and other development activities for Asentar™ and AQ4N.

We anticipate that general and administrative expenses will increase significantly in the future as we continue to expand our operating activities, continue to file and prosecute new and existing patents, and as a result of costs associated with being a public company.

Interest and Other Income, Net

Interest and other income, net, was $1.4 million and $2.8 million for the three months and nine months ended September 30, 2007, respectively, compared to $1.0 million and $2.2 million for the three months and nine months ended September 30, 2006, respectively. The increase of $0.4 million, or 42% between the three-month periods in 2007 and 2006 in interest and other income, net, resulted from higher investment balances and increased investment yields. The increase of $0.6 million, or 28%, between the nine-month periods in 2007 and 2006 resulted from higher investment balances and increased investment yields.

Liquidity and Capital Resources

We have generated a limited amount of revenue, and do not expect to generate revenue from product candidates for several years. Since inception, we have funded our operations significantly through the private placement of our preferred stock, with total net proceeds of $108.3 million. We raised net proceeds of $12.1 million through the sale of our Series A convertible preferred stock in 2001 and 2002, $35.9 million through the sale of our Series B convertible preferred stock in 2002 and $34.9 million through the sale of our Series C convertible preferred stock in December 2003. We raised net proceeds of $25.1 million through an additional sale of our Series C convertible preferred stock in December 2005 and $0.3 million through an additional sale of our Series C convertible preferred stock in January 2006.

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

In May 2007, we signed an exclusive worldwide License, Development and Commercialization Agreement with Schering for the development and commercialization of Asentar™ (the “Collaboration Agreement”). The Collaboration Agreement became effective on June 26, 2007, following clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In July 2007, we received upfront payments from Schering totaling $60 million, including $35 million as reimbursement for past research and development expenses and a license fee of $25 million. Revenue from reimbursement for our R&D efforts on Asentar™ is recognized as the related costs are incurred. The revenue from reimbursement for our R&D efforts on Asentar™ during the three months ended September 30, 2007 was $6.1 million, which amount is recorded as receivable from Schering as of September 30, 2007, with payment expected to be received in the fourth quarter of 2007. We are also eligible to receive up to $380 million in pre-commercial milestone payments, as well as royalties on worldwide sales of Asentar™ based on tiered royalty percentage rates that range from the high teens to the mid-twenties depending on annual product sales levels. In July 2007, pursuant to the terms of the Collaboration Agreement, we sold to Schering 1,490,868 shares of our common stock for cash of $8.05 per share, for an aggregate purchase price of $12.0 million under a Common Stock Purchase Agreement.

At September 30, 2007, we had cash, cash equivalents and marketable securities of $103.8 million. At December 31, 2006, our cash, cash equivalents and marketable securities were $64.6 million.

Cash Used in Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2007 was $27.0 million. Net cash used in operating activities for the nine months ended September 30, 2006 was $19.4 million. For the nine months ended September 30, 2007, cash provided by operations was primarily attributable to an increase in deferred revenues related to the upfront payments received from Schering under the Collaboration Agreement, , an increase in accounts payable and accrued liabilities resulting principally from increased research and development activities, and non-cash charges related to stock-based compensation, offset partially by our net loss. For the nine months ended September 30, 2006, cash used in operations was attributable primarily to our net loss and an increase in prepaid and other current assets related primarily to a higher interest receivable balance, partially offset by an increase in accounts payable and accrued liabilities resulting principally from increased research and development activities, and non-cash charges related to stock-based compensation.

Cash Provided by and Used in Investing Activities

Net cash used in investing activities of $37.0 million for the nine months ended September 30, 2007 was due primarily to net purchases and maturities of short-term investments and purchases of property and equipment. Net cash used in investing activities of $18.7 million for the nine months ended September 30, 2006 was due primarily to net purchases and maturities of short-term investments.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2007 and 2006 was $12.7 million and $39.9 million, respectively. Net cash provided by financing activities for the nine months ended September 30, 2007 was due primarily to proceeds from our sale to Schering of 1,490,868 shares of our common stock for an aggregate purchase price of $12.0 million under a Common Stock Purchase Agreement, pursuant to the terms of the Collaboration Agreement, and the issuance of our common stock from the exercise of outstanding stock options. Net cash provided by financing activities for the nine months ended September 30, 2006 was primarily related to the sale of common stock in our initial public offering, the sale of convertible preferred stock and the issuance of our common stock from the exercise of outstanding stock options.

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

We expect to incur losses from operations in the future. We expect to incur increasing research and development expenses, including expenses related to clinical trials and additional personnel. We expect that our general and administrative expenses will increase in the future as we expand our staff, add infrastructure and incur additional expenses related to being a public company, including directors’ and officers’ insurance, investor relations and increased professional fees, including costs associated with compliance with the Sarbanes-Oxley Act of 2002. We currently estimate that our cash balance at December 31, 2007 will be approximately $100 million, including the estimated future reimbursement by Schering of our Asentar development costs. Based on our current operating plans, we project that our net cash usage in 2008 will be in the range of $20 million to $25 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2007 include purchase commitments and future minimum lease payments under an operating lease, as shown in the following table:

Total Contractual Obligations

(in millions)

	Remainder 2007	2008	2009	2010	2011	2012 and Thereafter	Total Future Minimum Payments
Operating leases (1)	$0.3	$0.7	$0.7	$0.7	$0.8	$0.5	$3.7
Purchase obligations	0.2	0.7	0.9	0.8	—	—	2.6

Total	$0.5	$1.4	$1.6	$1.5	$0.8	$0.5	$6.3

(1)	Includes obligations under operating leases for our current and new corporate facilities. In May 2007, we extended the operating lease for our current corporate facilities, which was scheduled to expire in June 2007, until November 2007. In June 2007, we entered into a new operating lease for new corporate facilities, located at 400 Oyster Point Boulevard, South San Francisco, CA 94080. Our lease for the new corporate facilities is non-cancelable and has a five year term. The Company plans to move into the new corporate facilities in November 2007. The Company may extend the lease term for an additional five year period following expiration of the original five year term. The lease provides for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of an extension, market adjusted rates.

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

BTG International Limited. In April 2007, we entered into a novation and license agreement with BTG International Limited, or BTG, the primary licensor to KuDOS regarding AQ4N. We acquired the worldwide, exclusive rights to patents and know-how for the development, manufacture and use of AQ4N for the diagnosis, treatment and prevention of human diseases. In May 2007, we paid BTG £700,000 (approximately $1.4 million) as an up-front payment, which we have recorded as a research and development expense in the three months ended June 30, 2007. Under the terms and conditions of the agreement, we are obligated to pay BTG approximately £50,000 (approximately $0.1 million) per year beginning in 2008 until we receive regulatory approval for AQ4N. Further, under the agreement, we may be obligated in the future to make certain milestone payments to BTG up to approximately £6.0 million (approximately $12.2 million), which are contingent upon the occurrence of certain clinical development and regulatory events related to AQ4N. Payments to BTG that relate to pre-approval development milestones are recorded as research and development expense when incurred. In addition, we are obligated to pay BTG certain annual royalties based on net sales of AQ4N, which are subject to annual minimum royalty payment amounts, and which royalty rate may be reduced in the event that we must pay certain additional royalties under patent licenses to third parties in order to manufacture, use or sell AQ4N. We have also agreed to pay BTG a certain percentage of any sub-license revenues we receive. The license agreement will terminate on a country-by-country basis on the expiration date in the applicable country of the last-to-expire patent licensed to us under the agreement. In addition to customary termination provisions, including breach of the agreement and bankruptcy, BTG may terminate the license agreement if we directly or indirectly oppose or assist any third party in opposing BTG’s patents. We may terminate the agreement by giving notice to BTG at any time, which termination shall be effective six months after such notice and upon transfer of ownership to BTG or its designee of certain rights as required by the agreement, subject to certain payments.

Schering-Plough Corporation. As described above, we signed in May 2007 the Collaboration Agreement with Schering for the development and commercialization of Asentar™. The Collaboration Agreement became effective on

June 26, 2007, following clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In July 2007, we received upfront payments from Schering totaling $60 million, including $35 million as reimbursement for past research and development expenses and a license fee of $25 million. Revenue from reimbursement for our R&D efforts on Asentar™ is recognized as the related costs are incurred. We are also eligible to receive up to $380 million in pre-commercial milestone payments, as well as royalties on worldwide sales of Asentar™ based on tiered royalty percentage rates that range from the high teens to the mid-twenties depending on annual product sales levels.

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

Under the amended OHSU License Agreement, we paid Oregon Health & Science University in September 2007 a sublicensing fee of $3.8 million, equal to 15% of the $25 million license fee received under the Collaboration Agreement, which was a provision under the original OHSU License Agreement. This amount was accrued and recorded as research and development expense in the three months ended June 30, 2007, because the technology rights are being utilized in research and development, and it is not clear that an alternative future use exists for such technology. Under the amended University of Pittsburgh License Agreement, we paid in August 2007 a sublicensing fee of $1.3 million, equal to 5% of the $25 million license fee received under the Collaboration Agreement, which was a provision under the original University of Pittsburgh License Agreement. Although the initial license payment of $0.1 million made to the University of Pittsburgh in July 2002 was capitalized and is being amortized, the sublicensing fee was accrued and recorded as research and development expense in the three months ended June 30, 2007, because the technology rights are being utilized in research and development, and it is not clear that an alternative future use exists for such technology.

Under the terms of the license agreements, including our novation and license agreement with BTG and other agreements which were amended during the nine months ended September 30, 2007, as described above, we have made as of September 30, 2007, and we may be obligated in the future to make payments as follows:

Total Obligations under Key Product Candidate License Agreements

(in millions)

	Payments through September 30,	Pre-approval Estimates *		Approval and Post-approval	Total
	2007	2007	After 2007	Estimates**
Initiation fees and milestone payments(1)	$12.70	$—	$4.30	$13.25	$30.25
Minimum royalty obligations(1)	0.75	—	0.78	—	1.53

Total	$13.45	$—	$5.08	$13.25	$31.78

*	The amounts listed in “Pre-approval” represent estimated cash payments to be made by us prior to the receipt of marketing approval from the FDA or appropriate regulatory agency.
**	The amounts listed under “Approval and Post-approval” represent estimated cash payments to be made by us after we receive FDA approval for a particular product.
(1)	The specific timing of each of the estimated payments reflected in the table above cannot be predicted given the timing and other uncertainties associated with: the progress of our clinical development activities; regulatory events, including delays in, or failures to receive, marketing approvals; and the level of commercial acceptance, if any, for our product candidates.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements, as defined under Regulation S-K Item 303(a)(4).

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

Revenue Recognition

We generate revenue from a collaborative agreement with a pharmaceutical company which consists of upfront payments, comprised of an amount related to reimbursement for past research and development expenses and a license fee, reimbursement for our research and development (R&D) efforts and commercialization-related services, achievement of milestones, and royalties on commercial product sales (the “Collaboration Agreement”). We apply the revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

•

Revenue from reimbursement for our R&D efforts and commercialization-related services is recognized as the related costs are incurred. Such reimbursement is based upon direct costs incurred by us and negotiated rates for full time equivalent employees that are intended to approximate our anticipated costs. Differences between actual reimbursement and estimated reimbursement are reconciled and adjusted in the period which they become known, typically the following quarter. Our costs associated with these R&D efforts are included in research and development expenses.

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

In June 2007, we entered into an agreement with Schering whereby we provided licenses to Schering and agreed to perform certain R&D and commercialization-related services on their behalf. The upfront reimbursement for past research and development expenses and license fees of $60 million is considered to be one unit of accounting and will be amortized to contract revenue ratably over the estimated development period of the agreement. Revenue from reimbursement for our R&D efforts on Asentar™ is recognized as the related costs are incurred.

Deferred revenue consists of upfront payments received under this agreement that are not earned as of September 30, 2007.

Income Taxes

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

Our investment policy restricts investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; fulfillment of liquidity needs; above-market returns versus industry averages; and fiduciary control of cash and investments. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our portfolio of cash equivalents, short-term marketable securities and restricted cash in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. As of September 30, 2007, all of our investments were in money market accounts, certificates of deposit or investment grade corporate debt obligations and United States government securities. Due to the short-term nature of these investments, a 10% movement in market interest rates would not have a material impact on the total fair market value of our investment portfolio as of September 30, 2007.

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

There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We are not profitable and have incurred losses in each year since our inception in 2001. We have only generated a limited amount of grant revenue and revenue from our collaboration agreement, and we have not generated any revenue from product sales. We do not anticipate that we will generate revenue from the sale of products for the foreseeable future. We have not yet submitted any products for approval by regulatory authorities and we do not currently have rights to any products that have been approved for marketing in our territory. We continue to incur research and development and general and administrative expenses related to our operations. Our net loss for the years ended December 31, 2004, 2005 and 2006 and for the nine months ended September 30, 2007 were $18.0 million, $23.8 million, $29.6 million, and $29.9 million, respectively. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and prepare for and begin to commercialize any approved products. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We ended and have suspended enrollment in clinical trials for our lead product candidate, Asentar™, and we cannot give any assurance that it will receive regulatory approval or be successfully developed or commercialized.

In November, 2007, we ended our Phase 3 clinical trial of Asentar™ for the treatment of androgen-independent prostate cancer, or AIPC, due to an unexplained imbalance of deaths between the treatment and control arms of the trial. As a precautionary measure, we have also suspended enrollment in our Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and in other trials involving the use of Asentar™. We will analyze the data from the ASCENT-2 Phase 3 clinical trial in an attempt to determine the reason for the higher number of deaths in the treatment arm and, depending on the results of this analysis, may decide to stop all development efforts with respect to Asentar™. If we continue to seek approval for Asentar™, we do not know whether we will be able to enroll another clinical trial, and Asentar™ may never receive regulatory approval or be successfully commercialized. The clinical development program for Asentar™ may not receive regulatory approval from the U.S. Food and Drug Administration, or FDA, or similar non-U.S. regulatory agencies either if we and our collaborator fail to determine the causes of the imbalance in death rates and demonstrate that it is safe and effective in clinical trials, or if there are inadequate financial or other resources to advance Asentar™ through the clinical trial process. Even if Asentar™ receives regulatory approval, we and our collaborator may not be successful in marketing it for a number of reasons, including concerns raised by the results of the ASCENT-2 Phase 3 clinical trial, the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in sales and marketing efforts. Any failure to obtain approval of Asentar™ and to successfully commercialize it would have a material and adverse impact on our business.

We ended the ASCENT-2 Phase 3 clinical confirmatory trial without confirming the previously observed safety and efficacy trends of Asentar™.

The ASCENT-2 Phase 3 clinical confirmatory trial was designed based on observations about secondary endpoints from our completed Phase 2 clinical trial, referred to as our ASCENT clinical trial, which enrolled 250 patients. In addition, while our ASCENT clinical trial evaluated the weekly administration of Asentar™ in combination with weekly Taxotere® versus once weekly placebo in combination with weekly Taxotere, the ASCENT-2 Phase 3 clinical confirmatory trial evaluates this Asentar™ and Taxotere regimen versus the currently approved regimen for Taxotere, which is dosed every three weeks in combination with prednisone. We ended the ASCENT-2 Phase 3 clinical trial in November 2007 due to an unexplained imbalance of deaths between the treatment and control arms of the trial and were not able to demonstrate the levels of safety and efficacy observed in our earlier clinical trials, including our ASCENT clinical trial. We have not yet determined the cause of the higher death rate in the treatment group. If, after analyzing the data from both the completed ASCENT clinical trial and the ASCENT-2 Phase 3 clinical trial, we determine that the higher death rate is related to Asentar™, or if we are unable to determine the cause, we may discontinue our studies of Asentar™ or we may be unable to enroll or complete an additional Phase 3 study which would support regulatory approval.

The reduction of patient serious adverse events observed in our ASCENT clinical trial of Asentar™ was not replicated in the ASCENT-2 Phase 3 clinical confirmatory trial of Asentar™.

A reduction in the rates of several types of serious adverse events was observed in an exploratory analysis in patients who were enrolled in our ASCENT clinical trial of Asentar™. Our ASCENT clinical trial was conducted in 250 patients, while the ASCENT-2 Phase 3 clinical confirmatory trial was expected to enroll 1,200 patients. We did not observe the safety benefits observed in our ASCENT clinical trial prior to termination of the ASCENT-2 Phase 3 clinical trial and do not know whether we will observe these safety benefits in any future trials of Asentar™ that we may conduct.

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

Our ASCENT clinical trial tested a single dose of 45 micrograms of Asentar™ administered once a week in combination with Taxotere in AIPC patients. We selected this dose because it approximated the dose used by investigators at Oregon Health & Science University, or OHSU, in their small Phase 2 study of calcitriol, the active ingredient in Asentar™, from which favorable efficacy results were reported. We used this dose in our development of Asentar™ based on the survival and safety benefits observed in the ASCENT clinical trial.

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

We cannot guarantee that lack of composition of matter protection for calcitriol will not adversely impact our proprietary position with respect to Asentar™, or that third parties will not infringe any of our issued patent claims, or that these patents will be found valid and enforceable. There can be no assurance that any of our patent applications will issue in any jurisdiction. Moreover, we cannot predict the breadth of claims that may be allowed or the actual enforceable scope of the Asentar™ patents that we hold. Furthermore, while our patent claims cover the treatment of hyperproliferative diseases, which are diseases characterized by abnormal proliferation of cells, by monotherapy with Asentar™, we cannot guarantee that our existing patent applications will provide protection for all monotherapeutic uses of Asentar™ that we may seek to pursue. Furthermore, we may not be able to obtain patent protection for any such uses even if they prove commercially valuable.

There are currently clinical trials ongoing which seek to use other agents with Taxotere for the treatment of AIPC. If these clinical trials are completed before we are able to enroll and complete another clinical confirmatory trial establishing the safety and efficacy of Asentar™, our ability to commercialize Asentar™ may suffer.

Other companies, such as Genentech, Inc., are seeking to commercialize other agents to add to the benefits of Taxotere in the first-line treatment of AIPC. For example, a major oncology cooperative group of investigators is currently conducting a three-year clinical trial studying the use of Genentech’s Avastin® in combination with Taxotere in the first-line treatment of AIPC patients. If this trial, or any similar trial, is completed before we enroll and complete another clinical confirmatory trial which establishes the safety and efficacy of Asentar™ in combination with Taxotere for treatment of AIPC, or if the results of this trial, or any similar trial, are superior to the results of our clinical confirmatory trial, it may cause a delay in the approval of Asentar™ or reduce the market opportunity for our lead product candidate.

We and our collaborator will be required to expend significant additional resources to fully develop and commercialize Asentar™ for any other indications with other chemotherapies or as a monotherapy.

We and our collaborator have been primarily developing Asentar™ for use as a combination therapy with Taxotere for the treatment of AIPC. In September 2007, we initiated a Phase 2 clinical trial of Asentar for the treatment of advanced pancreatic cancer. We also have a Phase 1/2 clinical trial, which began in August 2003 and for which we announced preliminary results in June 2006, designed to evaluate Asentar™ in combination with Taxotere for the treatment of non-small cell lung cancer, and there are investigator sponsored trials studying Asentar™. Due to the unexplained higher number of deaths in the treatment arm over the control arm of our ASCENT-2 Phase 3 clinical trial, we have suspended enrollment in these trials until we can determine the cause of this imbalance. We do not know when, or if, we will continue enrollment for these trials.

Our drug development activities could be delayed or stopped.

We do not know whether our other trials for Asentar™ and AQ4N will be completed on schedule, or at all, and we cannot guarantee that our planned clinical trials will begin on time or at all. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:

•	our suspension of enrollment in other trials involving Asentar™ until we can evaluate the data from our ASCENT-2 Phase 3 clinical trial;

•	limited number of, and competition for, suitable patients with the particular types of cancer required for enrollment in our clinical trials;

•	limited number of, and competition for, suitable sites to conduct our clinical trials;

•	delay or failure to obtain FDA approval or agreement to commence a clinical trial;

•	delay or failure to obtain sufficient supplies of the product candidate for our clinical trials;

•	requirements to provide the drugs required in our clinical trial protocols at no cost, which may require significant expenditures that we or our partners are unable or unwilling to make;

•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators; and

•	delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site.

The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;

•	lack of efficacy evidenced during clinical trials;

•	termination of our clinical trials by one or more clinical trial sites;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols; and

•	inability to monitor patients adequately during or after treatment.

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

The risks that we face in connection with our existing collaborations and any future collaborations include the following:

•

our collaboration agreements are subject to termination under various circumstances, including, as in the case of our agreement with Schering, termination by Schering if Schering reasonably determines (i) that there is a significant issue related to the safety or efficacy of the use of Asentar™ in humans, (ii) that further development and commercialization of Asentar™ in the United States or Europe is not commercially reasonable due to technical problems related to Asentar™, (iii) under certain other specified circumstances at any time, and for any reason or (iv) for any or no reason after the second anniversary of the effective date of the agreement, depending on the results of our review and analysis of the ASCENT-2 clinical data, Schering may have a right to terminate the collaboration agreement. Any such termination could have an adverse material effect on our financial condition and/or delay the development and commercial sale of our drug candidates, including Asentar™. Additionally, under certain specified circumstances we may be required to pay royalties to Schering following the termination of our agreement with Schering;

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

Schering has agreed to fund our Asentar™ research and development programs and/or to conduct the development and commercialization of specified drug candidates and, if they are approved, drugs. In exchange, we have given Schering technology, sales and marketing rights relating to those Asentar™ drugs and drug candidates. Schering has rights to control the planning and execution of drug development and clinical programs for our drug candidate, Asentar™. Our collaborator may exercise its control rights in ways that may negatively affect the timing and success of those programs. Our collaboration is also subject to termination rights by the collaborator. For example, if Schering reasonably determines that there is a significant issue related to the safety or efficacy of the use of Asentar™ in humans or that further development and commercialization of Asentar™ in the United States or Europe is not commercially reasonably due to technical problems related to Asentar™, they have a right to terminate the collaboration agreement. If Schering was to terminate its relationship with us, or fail to meet its contractual obligations, that action could have a material adverse effect on our ability to undertake research, to fund related and other programs and to develop, manufacture and market any drugs that may have resulted from the collaboration. We may also incur significant costs in the return of any rights to us due to any such termination; however, under the collaboration agreement, Schering must conduct an orderly wind-down of all then on-going Asentar™ development programs.

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

Our product candidates will compete with a number of drugs that are currently marketed or in development that also target proliferating cells. We expect that Asentar™ will compete with products that have been marketed or are in advanced stages of development, including Emcyt®, Novantrone®, Paraplatin®, Taxol®, VEGF-Trap, Thalomid®, Avastin®, Satraplatin, Provenge vaccine and the like. We expect that AQ4N will compete with products that have been marketed or are in advanced stages of development, including cintredekin besudotox, Avastin, and radiation therapy.

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

We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for our existing and future product candidates. Our success depends on our continued ability to attract, retain and motivate highly qualified management and pre-clinical and clinical personnel. The loss of the services of any of our senior management could delay or prevent the commercialization of our product candidates. We are currently recruiting certain senior management positions, including an executive to lead our development efforts and to serve as our chief medical officer, as well as an executive to lead our corporate development efforts and to oversee our internal legal function. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice. We will need to hire additional personnel as we continue to expand our research and development activities and build a sales and marketing function.

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

Our commercial success will depend on our ability to obtain patents and/or regulatory exclusivity and maintain adequate protection for our technologies and product candidates in the United States and other countries. As of September 30, 2007, we owned or had exclusive rights to 62 issued U.S. and foreign patents and 172 pending U.S. and foreign patent applications. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

Protection afforded by U.S. patents may be adversely affected by proposed changes to patent-related U.S. statutes and to U.S. Patent and Trademark Office, or USPTO, rules, especially changes to rules concerning the filing of continuation applications and other rules affecting the prosecution of our patent applications in the U.S, which were enacted August 22, 2007 and were to be effective November 1, 2007 but were successfully challenged by a third party. While the rules have not been interpreted or implemented at this time and it is unknown when and if the rules would apply to our current patent applications, the rules require that third or subsequent continuing application filings be supported by a showing as to why the new amendments or claims, argument or evidence presented could not have been previously submitted. In addition, the rules limit the numbers of Requests for Continuing Examination (RCEs) to one per application family. Other rules limit consideration by the USPTO of up to only 5 independent claims and 25 total claims per application. It is common practice to file multiple patent applications with many claims and file multiple RCEs in an effort to maximize patent protection. The USPTO rules as implemented and interpreted may limit our ability to file RCEs and continuing applications directed to our products and methods and related competing products and methods. In addition, the USPTO rules may limit our ability to patent a number of claims sufficient to cover our products and methods and related competing products and methods. Other changes to the patent statutes may adversely affect the protection afforded by U.S. patents and/or open up U.S. patents to third party attack in non-litigation settings.

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

Filing, prosecuting and defending patents on all of our products or product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products. These products may compete with our products and may not be covered by any of our patent claims or other intellectual property rights. Additionally, the intellectual property laws throughout the world, including the United States, are subject to change from time to time which could affect our patent and other intellectual property rights.

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

Prior to our initial public offering of common stock, there was no public market for our common stock. The price of our common stock may be volatile as a result of changes in our operating performance or prospects. From the date of our initial public offering in May 2006 through September 30, 2007, the price of our common stock has ranged from a high of $17.25 to a low of $5.45. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•

results from, and any delays in, our clinical trial programs, including current and planned clinical trials for Asentar™ and AQ4N; including our announcement in November 2007 to end our ASCENT-2 Phase 3 clinical trial for Asentar™ for the treatment of AIPC and to suspend enrollment for our Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and each of our other ongoing trials involving the use of Asentar™;

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

As of September 30, 2007, we believe that our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned significant amounts of our outstanding common stock. Based on required securities filings, we do not believe that any substantial change has occurred in this ownership concentration. Accordingly, these stockholders, acting as a group, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Even if we obtain regulatory approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our product candidates, which could materially impair our ability to commercialize and generate revenue.

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

Even if our product candidates obtain regulatory approval, resulting products may not gain market acceptance among physicians, patients, health care payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including:

•	timing of market introduction of competitive products;

•	potential changes in the standard of care for treating patients;

•	safety and efficacy of our product;

•	prevalence and severity of any side effects;

•	potential advantages or disadvantages over alternative treatments;

•	strength of marketing and distribution support;

•	price of our products, both in absolute terms and relative to alternative treatments; and

•	availability of coverage and reimbursement from government and other third-party payors.

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

We intend to seek approval to market certain of our existing and future product candidates in both the United States and in non-U.S. jurisdictions. If we obtain approval in one or more non-U.S. jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product. In some countries, particularly in the European Union, prescription drug pricing is subject to negotiation and governmental control. In these countries, price negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our existing and future product candidates to other available therapies. If reimbursement of our future product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

Recent Sales of Unregistered Securities

We did not sell any securities during the three months and nine months ended September 30, 2007 that were not registered under the Securities Act of 1933, as amended.

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

Issuer Purchases of Equity Securities

For the three months and nine months ended September 30, 2007 we repurchased 0 and 92,914 shares, respectively, of our common stock from former employees.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits:

10.1	Amended and Restated Chief Executive Officer Agreement by and between the Company and John P. Walker, dated September 19, 2007 (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of November 2007.

Novacea, Inc.

/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)