Form 10-K
period 2007-12-31
NOVACEA INC
filed 2008-03-17
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-51967

NOVACEA, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0960223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Oyster Point Boulevard, Suite 200

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2007, the last business day of the registrant’s second fiscal quarter was: $222,250,916.

As of March 6, 2008 there were 25,696,498 shares of the registrant’s common stock outstanding.

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

Special Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K in Item 1—“Business”, Item 1A—“Risk Factors”, Item 3—“Legal Proceedings”, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operation” and in other sections of this Annual Report on Form 10-K that are forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	delays or unfavorable results from our current and planned clinical trials;

•	our ability to enter into and maintain relationships with third parties who are conducting our clinical trials;

•	our ability to enroll patients for our clinical trials;

•	our ability to implement and manage our sales and commercialization initiatives;

•	the impact of competition and technological change;

•	our relationships under our collaboration agreement;

•	our relationships with our licensors;

•	our relationships with our key suppliers;

•	the timing of necessary regulatory clearances;

•	coverage and reimbursement policies of governmental and private third-party payors, including the Medicare and Medicaid programs;

•	general economic and business conditions, both nationally and in our markets;

•	our ability to manage our growth and development;

•	our ability to attract and retain key management and scientific personnel;

•	existing and future regulations that affect our business; and

•	other risk factors included under “Risk Factors” in this prospectus.

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

PART I

Item 1. Business

Overview

We are a biopharmaceutical company focused on in-licensing, developing and commercializing novel therapies for the treatment of cancer. Our product portfolio features two clinical-stage oncology product candidates with worldwide rights, Asentar™ and AQ4N, each of which is a potential treatment for certain types of cancer.

In May 2007, we signed an exclusive worldwide License, Development and Commercialization Agreement, or the Collaboration Agreement, with Schering Corporation, a wholly-owned subsidiary of Schering-Plough Corporation (“Schering”), for the development and commercialization of Asentar™ (the “Collaboration Agreement”) in androgen-independent prostate cancer, or AIPC, earlier stages of prostate cancer, and in other types of cancers, including pancreatic cancer. Until November 2007, Asentar™ was in its ASCENT-2 Phase 3 clinical trial for the treatment of androgen-independent prostate cancer, or AIPC, which is very similar to hormone refractory prostate cancer. AIPC is the stage of prostate cancer when the disease is no longer controlled by deprivation of male hormones and tends to progress rather rapidly, uniformly leading to death. In November 2007, we ended our ASCENT-2 Phase 3 clinical trial of Asentar™ due to an unexplained imbalance of deaths between the treatment and control arms of the trial. As a precautionary measure, we also suspended enrollment in our Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and in each of the other ongoing investigator-sponsored trials involving the use of Asentar™. Together with Schering, we are reviewing and analyzing the data from the ASCENT-2 Phase 3 clinical trial in an attempt to determine the reason for the higher number of deaths in the treatment arm and, depending on the results of this analysis, we intend to decide with Schering whether or not to continue our development efforts with respect to Asentar™. If development efforts on Asentar™ under the Collaboration Agreement are discontinued, we would no longer recognize revenue from Schering related to the reimbursement of our related development efforts other than for the costs incurred by us for the wind-down of activities for the then ongoing Asentar™ development programs. Additionally, in this situation, the period over which we plan to recognize revenues from the upfront payments received from Schering, which is currently estimated to be six years and represents the estimated period for which we believe we have significant obligations under the Collaboration Agreement, may be shortened to reflect any reduced future development period.

Our second product candidate, AQ4N, is in a Phase 1/2 clinical trial in glioblastoma multiforme, the most aggressive form of brain cancer, in combination with radiation and chemotherapy.

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

We were incorporated in Delaware in 2001. The terms “Novacea,” “our,” “us” and “we” refer to Novacea, Inc.

Product Development Programs

The following chart shows our existing clinical trials, with the lead indication, program status and commercial rights for each of our product candidates:

Product Candidate	Lead Cancer Indication	Program Status	Our Commercial Rights
Asentar™	Androgen-independent prostate cancer	Phase 3—Terminated	Worldwide, with Schering
	Advanced pancreatic cancer	Phase 2b—On hold	Worldwide, with Schering

AQ4N	Glioblastoma multiforme	Phase 1b/2a	Worldwide

Our total research and development expenses for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 were $36.1 million, $21.8 million, $17.8 million, $14.7 million and $10.9 million, respectively.

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

The Opportunity for Asentar™

Based on the results of our ASCENT clinical trial described below, we believed that the use of Asentar™ in combination with weekly Taxotere would provide AIPC patients with an innovative cancer therapy that would have a favorable risk-to-benefit profile, prolonging survival while mitigating the toxicities and complications normally associated with chemotherapy and the morbidity of the underlying disease. In our ASCENT-2 clinical trial, we sought to confirm the survival and safety benefits attributed to the addition of Asentar™ to weekly Taxotere that were observed in our ASCENT clinical trial. However, in November 2007, we ended our ASCENT-2 Phase 3 clinical trial of Asentar™ due to an unexplained imbalance of deaths between the treatment and control arms of the trial. As a precautionary measure, we also suspended enrollment in our Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and in each of the other ongoing trials involving the use of Asentar™. Together with Schering, we will review and analyze the data from the ASCENT-2 Phase 3 clinical trial in an attempt to determine the reason for the higher number of deaths in the treatment arm and, depending on the results of this analysis we intend to decide with Schering whether or not to continue our development efforts with respect to Asentar™. If development efforts on Asentar™ under the Collaboration Agreement with Schering are discontinued, the development programs for our other potential products are not covered under the Collaboration Agreement.

Development Status and Strategy

Our ASCENT-2 clinical trial was designed to confirm the survival and safety benefits observed in our ASCENT clinical trial. Our ASCENT-2 clinical trial was a randomized, open-label, multicenter trial in which we expected to enroll approximately 1,200 patients, or 600 patients per arm, at centers in the United States, Canada and Europe. As of the termination date of the ASCENT-2 trial in November 2007, we had enrolled approximately 950 AIPC patients at nearly 200 clinical trial sites. Our ASCENT-2 clinical trial was comparing the weekly dosing regimen of Asentar™ and Taxotere, used in our ASCENT clinical trial, with the currently approved regimen for Taxotere, dosed every three weeks in combination with prednisone.

The primary endpoint of our ASCENT-2 clinical trial was Overall Survival, which is defined as the time between the date of randomization and the date of death, regardless of cause. We believe an improvement in Overall Survival is recognized as the most meaningful outcome in AIPC and was the endpoint used as the basis for approval by the FDA in 2004 of Taxotere, which is the current chemotherapeutic standard of care for the first-line treatment of AIPC.

We believed that the similarity of the designs of our ASCENT-2 clinical trial, our ASCENT clinical trial and Sanofi-Aventis’s TAX327 trial allowed us to use the results of the latter two trials to estimate the size and statistical power of our terminated ASCENT-2 clinical trial with reasonable confidence. The ASCENT-2 clinical trial featured an asymmetrical design, given that the weekly dosing regimen of Asentar™ and Taxotere was compared to an every three week dosing regimen of Taxotere in combination with prednisone. As we review and analyze the data from the ASCENT-2 Phase 3 clinical trial along with Schering, in an attempt to determine the reason for the higher number of deaths in the treatment arm, the asymmetric design of the ASCENT-2 trial may prove to be a complicating factor in our ability to isolate definitively the impact and effect of each component of the two regimens in the trial.

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

In April 2005, we completed the final analysis of our secondary endpoints. In our ASCENT clinical trial we observed a trend in favor of the Asentar™ group in comparison to the placebo group in all pre-specified endpoints. Overall Survival for the Asentar™ group over the placebo group did show a statistically significant improvement. The hazard ratio is a statistical measure of the risk ratio of deaths between the Asentar™ group and the placebo group of the ASCENT trial. A hazard ratio of less than 1.0 indicates a reduction in the risk of death in the Asentar™ group relative to the placebo group. The multivariate hazard ratio included pre-specified adjustments for patients’ baseline measurements for hemoglobin and Eastern Cooperative Oncology Group performance status. The median survival in the placebo group was 16.4 months. The median survival in the Asentar™ group was not reached, but was estimated to be 24.5 months using the multivariate hazard ratio. Serious adverse events (SAEs) were reported in 27% of subjects in the Asentar™ group and 41% of subjects in the placebo group, with an odds ratio of 0.54 and a p-value of 0.023. In addition, from an exploratory analysis, there was a significant reduction in the frequency of both serious gastrointestinal events, with a p-value of 0.017, and serious thromboembolic events, with a p-value of 0.031.

The data on the survival endpoint is summarized in the following table:

Overall Survival Endpoint (1)	Placebo + Taxotere (n = 125)	Asentar™ + Taxotere (n = 125)	p-value
Hazard ratio—multivariate		0.67	0.035
Median survival (in months)—observed, and estimated using multivariate hazard ratio	16.4 (observed)	24.5 (estimated)

(1)	Based on final secondary endpoint analysis in April 2005

The Kaplan-Meier plot of the duration of overall survival is depicted in the figure below:

In the Kaplan-Meier plot above, the vertical axis reflects the probability of survival. The horizontal axis displays the number of months from randomization to death for the patients in the trial. The point at which either the Asentar™ group or placebo group curve or line reaches median survival, i.e. the 0.50 probability of survival, corresponds to the time in months on the horizontal axis at which half of the subjects have died in either the Asentar™ or placebo group. As was noted above, the observed median survival for the placebo group was 16.4 months, and an observed median survival was not reached for the Asentar™ group. The hazard ratio compares the Overall Survival curve of the Asentar™ group to that of the placebo group and assumes its consistency over time. It is a better representation than median survival of the overall risk of death of a patient on the Asentar™ arm compared to the placebo arm.

Other efficacy results and findings from our analysis in April 2005 trended in favor of the Asentar™ group as compared to the placebo group, including: skeletal morbidity-free survival, with a hazard ratio of 0.78, and a p-value equal to 0.130; and tumor response rates, with an odds ratio of 0.74, and a p-value equal to 0.510. Skeletal Morbidity-Free Survival was defined as the time between the date of first dose received and the date on which the skeletal-related event occurred or the date of death from any cause, whichever occurred first.

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

In our ASCENT-2 clinical trial, we were attempting to confirm the results of our ASCENT clinical trial.

Asentar™ in Other Cancer Indications

Beyond our terminated ASCENT-2 clinical trial in AIPC, we were seeking to develop Asentar™ broadly as a non-toxic, oral anti-cancer therapy and to study its potential in multiple cancers and in combination with several chemotherapeutic agents. In September 2007, we initiated a Phase 2 clinical trial in advanced pancreatic cancer. Additionally, there were several investigator-sponsored trials for Asentar™ ongoing in, or planned for 2007. As a precautionary measure related to the termination of our ASCENT-2 clinical trial of Asentar™ in AIPC in November 2007, we suspended at that time the enrollment of our Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and each of the other ongoing investigator-sponsored trials involving the use of Asentar™, including investigator-sponsored trials in patients with: hormone refractory prostate cancer, in combination with every three week dosing of Taxotere; recurrent prostate cancer, in combination with Naprosyn®, a non-steroidal anti-inflammatory drug; early prostate cancer, and: lung cancer, classified as high-risk.

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

AQ4N Development Status and Strategy

We are responsible for the development and commercialization of AQ4N worldwide. In December 2003, we entered into a license agreement with KuDOS Pharmaceuticals Limited, or KuDOS, which was acquired in early 2006 by AstraZeneca PLC. Under this license agreement, we obtained exclusive, royalty-bearing licenses to certain KuDOS patents and know-how acquired or to be acquired by KuDOS from a third party to our AQ4N product candidate for all human therapeutic, prophylactic and diagnostic uses in the United States, Canada and Mexico. In April 2007, we entered into an assignment of KuDOS’ ownership of rights, title and interests in patents and know-how related to AQ4N. Relatedly, in April 2007, we entered into a novation and license agreement with BTG International Limited, or BTG, the primary licensor to KuDOS regarding AQ4N. Under the novation and license agreement, we acquired the worldwide exclusive rights to patents and know-how for the development, manufacture and use of AQ4N for the diagnosis, treatment and prevention of human diseases. Together with KuDOS and later, AstraZeneca PLC, we have completed several Phase 1 clinical trials. We have demonstrated that both weekly and every three week dosing has been well tolerated in advanced solid tumor malignancies and in patients with refractory B-cell malignancies, some of whom have a decreased bone marrow reserve. KuDOS has completed a Phase 1 two-dose, dose escalation clinical trial in combination with fractionated radiation in esophageal carcinoma at two sites in the United Kingdom. KuDOS has completed several biopsy studies in patients with a variety of tumor types and has also conducted safety and activity seeking studies with AQ4N in combination with chemotherapy. We believe that, based on the combined studies to date, the safety and dosing of AQ4N have been confirmed.

Based on these findings, the severity of the unmet medical need and the potential for a rapid route to approval, we started a Phase 1/2 clinical trial in the fourth quarter of 2006 that will evaluate AQ4N in the treatment of glioblastoma multiforme. This trial will combine AQ4N with radiation and temozolomide chemotherapy. In October 2007, we initiated a Phase 2 clinical trial of AQ4N for the treatment of acute lymphobastic leukemia, or ALL, however, this trial was discontinued in January 2008 in connection with our decision to scale back clinical development activities for AQ4N in order to preserve capital resources.

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

Our Ongoing AQ4N Clinical Trial in Glioblastoma Multiforme, or GBM

The study described above provides evidence that AQ4N appears to cross the blood brain barrier, to penetrate into the brain tumor, and to undergo bioreduction to the active form AQ4. Previous preclinical studies show that AQ4N can combine with radiation or chemotherapy to enhance the antitumor effects of these treatment modalities. Glioblastoma multiforme is one of the most aggressive and rapidly progressing tumors, with the median survival of less than one year for newly diagnosed cases despite intensive treatment with radiation and chemotherapy with temozolomide, which is a chemotherapy.

We believe that AQ4N may add significantly to the standard treatment of patients with GBM and we initiated in late 2006 a multicenter, Phase1b/2a open-label clinical trial of AQ4N, in combination with radiotherapy and temozolomide, for safety, tolerability and activity in patients with newly diagnosed GBM. The primary objective of the first part of the trial will be to evaluate safety and tolerability of three dose levels: 200, 450 and 750 milligrams per meter squared. The second part of the trial will further evaluate safety and tolerability as well as efficacy at the highest safe and tolerated dose of the AQ4N treatment determined in the first part of the trial.

We have completed the first two cohorts of the Phase 1b/2a GBM study without any dose limiting toxicities, or DLTs, dosing patients at 200 milligrams per meter squared and 450 milligrams per meter squared of AQ4N once-weekly for six weeks in combination with a standard regimen of radiation therapy and temozolomide. Seven subjects have been treated in the protocol-defined final dose cohort of 750 milligrams per meter squared without any DLTs to date. Assuming no DLTs are found in this cohort, 750 milligrams per meter squared will be the dose taken forward in the Phase 2a portion of the study. In the Phase 1b portion of the study, six patients received 200 milligrams per meter squared of AQ4N and one patient has not experienced disease progression after approximately 11 months of treatment and follow-up. At the 450 milligrams per meter squared dose level, three of seven patients have not experienced disease progression after approximately six to nine months of treatment and follow-up. At the 750 milligrams per meter squared dose level, six of seven patients have not experienced disease progression after approximately one to five months of treatment and follow-up.

Our Potential AQ4N Clinical Trials in Hematological Malignancies

We are currently investigating why some malignant cells obtained from leukemias or lymphoid organs activate AQ4N to AQ4 in the absence of severe hypoxia. These cells are also relatively sensitive to AQ4 as compared to cells derived from solid tumors. Additionally, a completed Phase 1 study of AQ4N in patients with refractory B-cell malignancies showed that AQ4N appears well-tolerated, with one patient achieving a partial response. Taken together, preclinical studies and the limited human experience provide rationale for the future evaluation of AQ4N as therapy in patients with hematological malignancies.

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

Corporate Strategy

Our goal is to reduce death and suffering of cancer patients through treatment with our novel, proprietary product candidates. Key elements of our strategy include:

•

Assess the viability of future clinical development of Asentar™  In November 2007, we ended our ASCENT-2 Phase 3 clinical trial of Asentar™ in AIPC due to an unexplained imbalance of deaths between the treatment and control arms of the trial. As a precautionary measure, we also suspended enrollment in our Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and in each of the other ongoing trials involving the use of Asentar™. Together with Schering, we are reviewing and analyzing the data from the ASCENT-2 Phase 3 clinical trial in an attempt to determine the reason for the higher number of deaths in the treatment arm and, depending on the results of this analysis, we intend to decide with Schering whether or not to continue our development efforts with respect to Asentar™.

•	Advance the clinical development of AQ4N. We will seek to develop AQ4N as an adjunct to standard radiation and chemotherapy in the treatment of cancer.

•	Identify new opportunities and evaluate strategic alternatives to acquire products and product candidates that complement our existing portfolio.

•	Expand our proprietary technology and intellectual property position. Our patent portfolio, on a worldwide basis, includes 67 issued patents and approximately 183 pending patent applications.

•	Manage carefully our capital resources as we evaluate strategic alternatives.

Sales and Marketing

We have worldwide rights to Asentar™ and to AQ4N. Initially, we believe that our products can be effectively marketed in North America with an adequately sized marketing and sales organization that would specifically target medical oncologists, the primary prescribers for each of our product candidates. We currently have limited marketing, sales or distribution capabilities. In order to commercialize any of our product candidates, we plan to develop these capabilities internally or through collaborations with third parties.

Outside of North America, we will evaluate whether to establish our own sales and marketing organization or collaborate with third parties to market and sell our products that receive regulatory approval.

License and Collaboration Agreements

Schering Corporation

In May 2007, we entered into an exclusive worldwide License, Development and Commercialization Agreement, or the Collaboration Agreement, with Schering Corporation, a wholly-owned subsidiary of Schering-Plough Corporation, or Schering, for the development and commercialization of Asentar™ in androgen-independent prostate cancer, or AIPC, earlier stages of prostate cancer, and in other types of cancers, including pancreatic cancer.

The Collaboration Agreement became effective on June 26, 2007, following clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In July 2007, we received non-refundable upfront payments from Schering totaling $60 million, of which $35 million was reimbursement for past research and development expenses and $25 million was a license fee. We will recognize revenues from the upfront payments ratably over an estimated six-year development period starting on June 26, 2007 and ending on June 30, 2013. We believe that this period for revenue recognition represents substantially the entire period for which we have significant participatory obligations for Asentar™. If development efforts on Asentar™ under the Collaboration Agreement are discontinued, we would no longer recognize revenue from Schering related to the reimbursement of our related development efforts other than for the costs incurred by us for the wind-down of activities for the then ongoing Asentar™ development programs. Additionally, in this situation, the period over which we plan to recognize revenues from the upfront payments received from Schering, which is currently estimated to be six years and represents the estimated period for which we believe we have significant obligations under the Collaboration Agreement, may be shortened to reflect any reduced future development period. The revenue recognized in connection with the upfront payment for the period from the effective date of June 26, 2007 through December 31, 2007 was $5.2 million. Revenue from reimbursement for our R&D efforts on Asentar™ is recognized as the related costs are incurred. The revenue from reimbursement for our R&D efforts on Asentar™ during the year ended December 31, 2007 was $11.5 million, which amount is recorded as a receivable from Schering as of December 31, 2007. The balance includes $6.1 million related to our R&D effects in the third quarter of 2007, for which payment was received in January 2008, and $5.4 million related to the fourth quarter of 2007. All payments received from Schering are nonrefundable. We are also eligible to receive up to $380 million in pre-commercial milestone payments, as well as royalties on worldwide sales of Asentar™ based on tiered royalty percentage rates that range from the high teens to the mid-twenties, depending on annual product sales levels. In addition to customary termination provisions for breach or bankruptcy, Schering may terminate the Collaboration Agreement if Schering reasonably determines (i) that there is a significant issue related to the safety or efficacy of the use of Asentar™ in humans, (ii) that further development and commercialization of Asentar™ in the United States or Europe is not commercially reasonable due to technical problems related to Asentar™ or (iii) for any or no reason after the second anniversary of the effective date of the agreement. Additionally, under certain specified circumstances we may be required to pay royalties to Schering following the termination of our agreement with Schering.

Under the terms of the Collaboration Agreement, Schering and we have established a joint development committee and joint commercialization committee, which are responsible for reviewing the development and commercialization activities, respectively, of the collaboration. Schering and we have agreed on an initial development plan, or the Core Development Plan, and a Forward Development Plan governing the development of the products licensed under the Collaboration Agreement. Schering has final decision-making authority with respect to the development and commercialization of Asentar™. In November 2007, we ended our ASCENT-2 Phase 3 clinical trial of Asentar™ due to an unexplained imbalance of deaths between the treatment and control arms of the trial. As a precautionary measure, we also suspended enrollment in our Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and in each of the other ongoing investigator-sponsored trials involving the use of Asentar™. Together with Schering, we are reviewing and analyzing the data from the ASCENT-2 Phase 3 clinical trial in an attempt to determine the reason for the higher number of deaths in the treatment arm and, depending on the results of this analysis, we intend to decide with Schering whether or not to continue our development efforts with respect to Asentar™.

In July 2007, pursuant to the terms of the Collaboration Agreement, we sold to Schering 1,490,868 shares of our common stock for cash of $8.05 per share, for an aggregate purchase price of $12.0 million under a Common Stock Purchase Agreement.

In connection with the Collaboration Agreement, we amended and restated our supply agreement with Plantex USA Inc., our exclusive license agreement with Oregon Health & Science University, and our license agreement with the University of Pittsburgh of the Commonwealth System of Higher Education. Each agreement was revised to align with our sublicensing of Asentar™ to Schering and to better facilitate the commercialization of licensed products under the Collaboration Agreement.

Under the amended and restated supply agreement, we are allowed to maintain, and may purchase a certain amount of calcitriol from, a qualified second source manufacturer of calcitriol in any calendar year. Additionally, we have the right to commit Plantex to manufacture calcitriol over a certain period at a premium price over the manufacturing cost.

Aventis Pharmaceuticals, Inc.

In each of August 2002 and 2003, we entered into agreements with Aventis Pharmaceuticals, Inc., or Aventis, under which Aventis agreed to provide grant revenue payments to us totaling up to $3.0 million and up to $0.4 million, respectively. The grant revenues provide for partial reimbursement of approved costs incurred, as defined in the agreements, and are contingent upon the achievement of milestones regarding the progress of two clinical trials involving Asentar™ and Aventis’ Taxotere® oncology product. We are required to provide Aventis with a final report for both of the clinical trials upon their completion. Under the agreements, Aventis has no product rights to Asentar™. However, Aventis does have co-ownership rights to certain inventions that arose from our Phase 2 clinical trial involving the use of Asentar™ and Taxotere in the treatment of patients with androgen-independent prostate cancer. Approximately $0.1 million remained available for grant under these agreements as of December 31, 2007, which amount we expect to receive upon achievement of a final milestone under one of the two agreements with Aventis.

We recorded revenue under the two agreements with Aventis of nil, $0.4 million, $0.1 million, $1.1 million, and $1.3 million for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. In each of the periods noted, the costs incurred under the collaboration agreements have exceeded the revenues recognized.

Oregon Health & Science University

In June 2001, we entered into an exclusive, worldwide license with Oregon Health & Science University, or OHSU, to utilize specific technology under patent rights and know-how related to the use of calcitriol and its analogs. In connection with entering into this license, we issued 228,571 shares of our common stock to OHSU. Because the technology licensed related to a patent application for a method of use utilized in research and development and there was no alternative future use for the technology, we recorded the fair value of the licensed technology as $120,000, based on the fair value of the shares issued, as research and development expense. As of December 31, 2007 and under the terms of the agreement, we may be obligated in the future to make certain milestone payments to OHSU of up to an aggregate of $0.6 million, which milestone payments are contingent upon the occurrence of certain clinical development and regulatory events related to Asentar™. Payments to OHSU that relate to pre-approval development milestones are recorded as research and development expense when incurred. We are obligated to pay to OHSU certain royalties on net sales of Asentar™, which royalty rate may be reduced in the event that we must pay certain additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell Asentar™. We have agreed to pay OHSU a certain percentage of any sub-license revenues that we receive. We have also agreed to reimburse OHSU for all reasonable fees and costs related to the preparation, filing, prosecution and maintenance of the patent rights underlying the agreement, and we have agreed to indemnify OHSU and certain of its affiliates against liability arising out of the exercise of patent rights under the agreement. Furthermore, in addition to customary termination provisions for breach or bankruptcy, OHSU may also terminate the license agreement if we do not proceed reasonably with the development and practical application of the products and processes covered under the license or does not keep the products and processes covered under the license reasonably available to the public after commencing commercial use.

In connection with the Collaboration Agreement with Schering, we amended and restated our exclusive, worldwide license agreement with OHSU in May 2007 to align with our sublicensing of Asentar™ to Schering and to better facilitate the commercialization of licensed products under the Collaboration Agreement. In September 2007, we paid OHSU a sublicensing fee of $3.8 million, equal to 15% of the $25 million license fee received under the Collaboration Agreement with Schering, effective in June 2007, which was a provision under the original license agreement with OHSU. This amount was recorded as research and development expense during the year ended December 31, 2007, because the technology rights are being utilized in research and development, and it is not clear that an alternative future use exists for such technology.

University of Pittsburgh

In July 2002, we acquired an exclusive, worldwide license from the University of Pittsburgh of the Commonwealth System of Higher Education, or University of Pittsburgh, to utilize specific technology under certain patent rights and know-how related to the use of calcitriol, and its derivatives and analogs, with certain chemotherapies. In exchange for this license, we issued 14,285 shares of common stock and paid cash consideration of $100,000 to the University of Pittsburgh. We recorded the value of the issuance of the common stock as $9,000, based on the fair value of the shares on the date of issuance. In addition, we are obligated to issue an additional 14,285 shares of our common stock to the University of Pittsburgh upon the issuance of certain claims included in one of several U.S. patents that are subject to this license. Under the terms of the agreement, we are obligated to pay the University of Pittsburgh certain royalties on net sales of Asentar™ when used in combination with certain chemotherapies. The royalty rate may be reduced in the event that we must pay certain additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell Asentar™. As of December 31, 2007 and under the terms of the agreement, we may be obligated to make certain minimum royalty payments to the University of Pittsburgh of up to an aggregate of $1.2 million through 2012, which royalty payments are contingent upon continuation of the license agreement and are creditable against our royalty obligations that are actually due in any calendar year. This minimum royalty payment obligation began in July 2003. Minimum royalty payments to the University of Pittsburgh in advance of Asentar™ marketing approval are recorded as research and development expense when incurred. We have agreed to pay the University of Pittsburgh a certain percentage of any sub-license revenues that we receive. We have also agreed to reimburse the University of Pittsburgh for all reasonable fees and costs related to the filing prosecution and maintenance of the patent rights underlying the agreement. This agreement will terminate in the United States on the expiration date of the last-to-expire U.S. patent subject to the license. Currently, the last-to-expire U.S. patent under the agreement is scheduled to expire in August 2017, absent an extension of the expiration date of any patent under the agreement past such date. We have patent applications pending which, if issued and not invalidated, may extend the expiration date of the last-to-expire patent. Furthermore, on a country-by-country basis outside of the United States, the term of this agreement continues until the expiration in the applicable country of the last-to-expire of the patents licensed to us under the agreement. In addition, we may terminate the agreement by giving three months prior written notice to the University of Pittsburgh and paying all amounts due under the agreement through the effective date of termination.

In connection with the Collaboration Agreement with Schering, we amended and restated our exclusive, worldwide license agreement with the University of Pittsburgh in May 2007 to align with our sublicensing of Asentar™ to Schering and to better facilitate the commercialization of licensed products under the Collaboration Agreement. In August 2007, we paid a sublicensing fee of $1.3 million, equal to 5% of the $25 million license fee received under the Collaboration Agreement with Schering, effective in June 2007, which was a provision under the original University of Pittsburgh License Agreement. Although the initial license payment of $0.1 million made to the University of Pittsburgh in July 2002 was capitalized and is being amortized, the sublicensing fee was recorded as research and development expense during the year ended December 31, 2007, because the technology rights are being utilized in research and development, and it is not clear that an alternative future use exists for such technology.

KuDOS Pharmaceuticals Limited

In December 2003, we entered into a license agreement with KuDOS Pharmaceuticals Limited, or KuDOS, which was acquired in early 2006 by AstraZeneca PLC. Under this license agreement, we obtained exclusive, royalty-bearing licenses to certain KuDOS patents and know-how acquired or to be acquired by KuDOS from a third party to our AQ4N product candidate for all human therapeutic, prophylactic and diagnostic uses in the United States, Canada and Mexico. We also received a sub-license to certain patents relating to AQ4N from a third party licensor to KuDOS. Upon signing the agreement in December 2003, we paid KuDOS an up-front fee of $1.0 million. Additionally, we made a $1.0 million milestone payment to KuDOS in 2004. Each of the two payments was recorded as research and development expense in the period because the licensed technology was incomplete and had no alternative future use.

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

BTG International Limited

In April 2007, we entered into a novation and license agreement with BTG International Limited, or BTG, the primary licensor to KuDOS regarding AQ4N. We acquired the worldwide exclusive rights to patents and know-how for the development, manufacture and use of AQ4N for the diagnosis, treatment and prevention of human diseases. In May 2007, we paid BTG £700,000 (approximately $1.4 million) as an up-front payment, which was recorded as research and development expense during the year ended December 31, 2007. Under the terms and conditions of the agreement, we are obligated to pay BTG £50,000 (approximately $0.1 million) per year beginning in 2008 until we receive regulatory approval for AQ4N. Further, under the agreement, we may be obligated in the future to make certain milestone payments to BTG of up to £6.0 million (approximately $11.9 million), which are contingent upon the occurrence of certain clinical development and regulatory events related to AQ4N. Payments to BTG that relate to pre-approval development milestones are recorded as research and development expense when incurred. In addition, we are obligated to pay BTG certain annual royalties based on net sales of AQ4N, which are subject to annual minimum royalty payment amounts, and which royalty rate may be reduced in the event that we must pay certain additional royalties under patent licenses to third parties in order to manufacture, use or sell AQ4N. We have also agreed to pay BTG a certain percentage of any sub-license revenues that we receive. The license agreement will terminate on a country-by-country basis on the expiration date in the applicable country of the last-to-expire patent licensed to us under the agreement. In addition to customary termination provisions, including breach of the agreement and bankruptcy, BTG may terminate the license agreement if we directly or indirectly opposes or assists any third party in opposing BTG’s patents. We may terminate the agreement by giving notice to BTG at any time, which termination shall be effective six months after such notice and upon transfer of ownership to BTG or its designee of certain rights as required by the agreement, subject to certain payments.

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

The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is 20 years from the earliest foreign filing date. Under the Hatch-Waxman Act in the United States, and similar laws in Europe, in certain instances, a patent term can be extended for up to five years to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. Although we believe that our product candidates will meet the criteria for patent term extensions, there can be no assurance that we will obtain such extensions. Our patent estate, based on patents existing now and expected by us to issue based on pending applications, will expire on dates ranging from 2010 to 2028.

Asentar™

We own or have rights to three issued U.S. patents and nine pending U.S. patent applications related to Asentar™ and its use in the United States and applications and patents in 37 foreign countries as well as patent application filings under the Patent Cooperation Treaty, the European Patent Convention and the Eurasian Patent Convention.

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

In July 2002, we acquired an exclusive, worldwide license from the University of Pittsburgh to utilize specific technology under certain patent rights and know-how related to methods of using calcitriol, and its derivatives and analogs, with certain chemotherapies. We are the exclusive licensee from the University of Pittsburgh of two issued U.S. patents, two pending U.S. patent applications, 18 foreign patents (under the European Patent Convention), and eight pending foreign applications. One of the issued U.S. patents claims a method of killing cells such as cancer cells with any vitamin D derivative together with paclitaxel or cyclophosphamide, and expires in August 2017. The second issued patent claims a method of killing neoplastic cells with any vitamin D derivative together with carboplatin, cisplatin, paclitaxel or Taxotere, and expires in August 2017.

We also own six pending U.S. patent applications; six issued foreign patents and 31 pending foreign applications related to our formulation for calcitriol and other active vitamin D compounds. The six pending patent applications, if issued, should expire in December 2022.

In addition, we have 14 pending U.S. patent applications, 68 foreign applications and two patent application filings under the Patent Cooperation Treaty related to our use of Asentar™ in the treatment of cancer and other diseases and medical conditions.

AQ4N

We own or have rights to 38 issued patents and 39 pending patent applications related to AQ4N in the United States, foreign countries and under the Patent Cooperation Treaty.

In December 2003, we entered into a license with KuDOS related to AQ4N. Pursuant to this license agreement, we obtained exclusive, royalty-bearing licenses to certain KuDOS patents and know-how and an exclusive license to certain patents and know-how acquired or to be acquired by KuDOS from a third party to our AQ4N product candidate for all human therapeutic, prophylactic and diagnostic uses in the United States, Canada and Mexico. In April 2007, we entered into an assignment of KuDOS’ ownership of rights, title and interests in patents and know-how related to AQ4N. Relatedly, in April 2007, we entered into a novation and license agreement with BTG International Limited, or BTG, the primary licensor to KuDOS regarding AQ4N. Under the novation and license agreement, we acquired the worldwide exclusive rights to patents and know-how for the development, manufacture and use of AQ4N for the diagnosis, treatment and prevention of human diseases.

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

Similarly, there are several compounds and regimens currently in development or already on the market that are being used for the treatment of metastatic pancreatic cancer. Treatments currently used include chemoradiation, Gemzar®, Tarceva®, 5-Flourouracil, or 5FU, chemotherapy-based regimens and best supportive care. It is likely that the competitive position of Asentar™ will be dictated by how rapidly future studies could commence in these settings as well as results obtained from competitive trials.

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

•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced to assess compliance with current Good Manufacturing Practice, or cGMP, regulations; and

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

We may also seek approval of our product candidates under programs designed to accelerate the FDA’s review and approval of NDAs. For instance, we may seek FDA designation of a product candidate as a “fast track product.” Fast track products are those products intended for the treatment of a serious or life-threatening condition and which demonstrate the potential to address unmet medical needs for such conditions. If fast track designation is obtained, FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information. In some cases, a fast track product may be approved on the basis of either a clinical endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefit under the FDA’s accelerated approval regulations. Approvals of this kind typically include requirements for appropriate post-approval Phase 4 studies to validate the surrogate endpoint or otherwise confirm the effect of the clinical endpoint. In addition, our product candidates may be eligible for “priority review,” or review within a six month timeframe from the date a complete NDA is accepted for filing, if we show that our product candidate provides a significant improvement compared to marketed drugs. Because we are studying our product candidates for the treatment of serious and life-threatening conditions, we regularly assess the potential for using these programs. However, there can be no assurance that any of our products in development will receive designation as fast track products or that our products will be reviewed or approved more expeditiously than would otherwise have been the case

Other Regulatory Requirements

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

In January 2006, we entered into an amendment to our supply agreement with Plantex. Pursuant to the amendment, Plantex may terminate the supply agreement, with one year notice, in the event that we do not receive marketing approval for Asentar™ from the FDA before December 2011. The supply agreement with Plantex was further amended in March 2006 to obligate us to purchase up to 80% of our annual requirement of calcitriol from Plantex for its manufacture, sale and distribution of Finished Products, as defined in the agreement, provided that we, together with any of our affiliates, will not purchase more than five (5) grams of calcitriol from any other source in a calendar year. In February 2007, the agreement was amended to permit us to evaluate alternate sources of supply, so that the qualified alternative source supplier will be available as needed per the original agreement. In connection with the Collaboration Agreement, we amended and restated our supply agreement with Plantex to align with our sublicensing of Asentar™ to Schering and to better facilitate the commercialization of licensed products under the Collaboration Agreement. Under the amended and restated supply agreement, we are allowed to maintain, and may purchase a certain amount of calcitriol from, a qualified second source manufacturer of calcitriol in any calendar year. Additionally, we have the right to commit Plantex to manufacture calcitriol over a certain period at a premium price over the manufacturing cost.

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

Employees

As of December 31, 2007, we had 64 full-time employees, 10 of whom hold Ph.D., M.D. or comparable degrees and 17 of whom hold other advanced degrees. There are 43 employees engaged in development activities and 21 employees in business development, finance and other administrative functions. Our employees are not represented by any collective bargaining unit. We have never experienced any employment-related work stoppages and we believe our relationship with our employees is good.

Facilities

As of December 31, 2007, we leased approximately 25,288 square feet of space in South San Francisco, California from an independent party for our headquarters and as the base for our operational activities, with average annual lease payments totaling approximately $725,000. The lease expires in September 2012. In the future, we may lease or sublease additional space that we believe will be available on commercially reasonable terms.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We are not profitable and have incurred losses in each year since our inception in 2001. We have only generated a limited amount of grant revenue and revenue from our collaboration agreement, and we have not generated any revenue from product sales. We do not anticipate that we will generate revenue from the sale of products for the foreseeable future. We have not yet submitted any products for approval by regulatory authorities and we do not currently have rights to any products that have been approved for marketing in our territory. We continue to incur research and development and general and administrative expenses related to our operations. Our net loss for the years ended December 31, 2007, 2006 and 2005 was $32.5 million, $29.6 million, and $23.8 million, respectively. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase if we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and prepare for and begin to commercialize any approved products. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We ended and have suspended enrollment in clinical trials for our lead product candidate, Asentar™, and we cannot give any assurance that it will receive regulatory approval or be successfully developed or commercialized.

In November 2007, we ended our Phase 3 clinical trial of Asentar™ for the treatment of androgen-independent prostate cancer, or AIPC, due to an unexplained imbalance of deaths between the treatment and control arms of the trial. As a precautionary measure, we have also suspended enrollment in our Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and in other trials involving the use of Asentar™. We are analyzing data from the ASCENT-2 Phase 3 clinical trial along with our collaborator, Schering, in an attempt to determine the reason for the higher number of deaths in the treatment arm and, depending on the results of this analysis, may decide to stop all development efforts with respect to Asentar™. If we continue to seek approval for Asentar™, we do not know whether we will be able to enroll another clinical trial, and Asentar™ may never receive regulatory approval or be successfully commercialized. The clinical development program for Asentar™ may not receive regulatory approval from the U.S. Food and Drug Administration, or FDA, or similar non-U.S. regulatory agencies either if we and our collaborator fail to determine the causes of the imbalance in death rates and demonstrate that it is safe and effective in clinical trials, or if there are inadequate financial or other resources to advance Asentar™ through the clinical trial process. Even if Asentar™ receives regulatory approval, we and our collaborator may not be successful in marketing it for a number of reasons, including concerns raised by the results of the ASCENT-2 Phase 3 clinical trial, the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in sales and marketing efforts. Any failure to obtain approval of Asentar™ and to successfully commercialize it would have a material and adverse impact on our business.

We ended the ASCENT-2 Phase 3 clinical confirmatory trial without confirming the previously observed safety and efficacy trends of Asentar™.

The ASCENT-2 Phase 3 clinical confirmatory trial was designed based on observations about secondary endpoints from our completed Phase 2 clinical trial, referred to as our ASCENT clinical trial, which enrolled 250 patients. In addition, while our ASCENT clinical trial evaluated the weekly administration of Asentar™ in combination with weekly Taxotere® versus once weekly placebo in combination with weekly Taxotere, the ASCENT-2 Phase 3 clinical confirmatory trial evaluated this Asentar™ and Taxotere regimen versus the currently approved regimen for Taxotere, which is dosed every three weeks in combination with prednisone. We ended the ASCENT-2 Phase 3 clinical trial in November 2007 due to an unexplained imbalance of deaths between the treatment and control arms of the trial and were not able to demonstrate the levels of safety and efficacy observed in our earlier clinical trials, including our ASCENT clinical trial. We have not yet determined the cause of the higher death rate in the treatment group. If, after analyzing the data from both the completed ASCENT clinical trial and the ASCENT-2 Phase 3 clinical trial, we determine that the higher death rate is related to Asentar™, or if we are unable to determine the cause, we may discontinue our studies of Asentar™ or we may be unable to enroll or complete an additional Phase 3 study which would support regulatory approval.

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

If a different dosage level of calcitriol is demonstrated to be equally or more effective than Asentar™, physicians might be able to prescribe commercially available formulations of calcitriol to AIPC patients as an alternative to Asentar™. While this may infringe our issued and pending patents, we may be limited in our ability to prevent any such product substitution.

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

We and our collaborator have been primarily developing Asentar™ for use as a combination therapy with Taxotere for the treatment of AIPC. In 2007, we initiated a Phase 2 clinical trial of Asentar for the treatment of advanced pancreatic cancer, and several investigator-sponsored trials using Asentar were underway. Due to the unexplained higher number of deaths in the treatment arm over the control arm of our ASCENT-2 Phase 3 clinical trial, we have suspended enrollment in these trials until we can determine the cause of this imbalance. We do not know when, or if, we will continue enrollment for these trials.

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

Clinical trials for our product candidates may be suspended or terminated at any time by the Data Safety and Monitoring Board, the FDA, other regulatory authorities, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or us. For example, in November 2007, we ended our Phase 3 clinical trial of Asentar™ for the treatment of androgen-independent prostate cancer, or AIPC, due to an unexplained imbalance of deaths between the treatment and control arms of the trial as reported to us by the Data Safety and Monitoring Board, and in November 2007, the FDA indicated that they would place a hold on any investigational new drug applications for Asentar. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

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

The risks that we face in connection with our existing collaborations and any future collaborations include the following:

•

our collaboration agreements are subject to termination under various circumstances, including, as in the case of our agreement with Schering, termination by Schering if Schering reasonably determines (i) that there is a significant issue related to the safety or efficacy of the use of Asentar™ in humans, (ii) that further development and commercialization of Asentar™ in the United States or Europe is not commercially reasonable due to technical problems related to Asentar™ or (iii) for any or no reason after the second anniversary of the effective date of the agreement. Depending on the results of our review and analysis of the ASCENT-2 clinical data, Schering may have a right to terminate the collaboration agreement. Any such termination could have an adverse material effect on our financial condition and/or delay the development and commercial sale of our drug candidates, including Asentar™. Additionally, under certain specified circumstances we may be required to pay royalties to Schering following the termination of our agreement with Schering;

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

Our product candidates will compete with a number of drugs that are currently marketed or in development that also target proliferating cells. We expect that Asentar™ will compete with products that have been marketed or are in advanced stages of development, including Emcyt®, Novantrone®, Paraplatin®, Taxol®, VEGF-Trap, Thalomid®, Avastin®, Satraplatin®, Provenge® vaccine and the like. We expect that AQ4N will compete with products that have been marketed or are in advanced stages of development, including cintredekin besudotox, Avastin, and radiation therapy.

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

We intend to continue to rely on in-licensing as the source of any of our future product candidates for development and commercialization. Because we do not currently have nor do we intend to establish internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license products to us. The success of this strategy depends upon our ability to identify, select and acquire pharmaceutical product candidates. Proposing, negotiating and implementing an economically viable product acquisition or license are lengthy and complex processes. We compete for partnering arrangements and license agreements with pharmaceutical and biotechnology companies and academic research institutions. Our competitors may have stronger relationships with third parties with whom we are interested in collaborating, greater financial, development and commercialization resources and/or may have more established histories of developing and commercializing products than we do. As a result, our competitors may have a competitive advantage in entering into partnering arrangements with such third parties. In addition, even if we find promising product candidates, and generate interest in a partnering or strategic arrangement to acquire such product candidates, we may not be able to acquire rights to additional product candidates or approved products on commercially reasonable terms that we find acceptable, or at all. If we are unable to in-license or develop product candidates necessary to grow our business, we may consider other strategic alternatives, such as a sale of the Company.

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

We do not have the ability to independently conduct clinical trials for Asentar™, AQ4N or any other product candidate. We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct some or all of our clinical trials of our product candidates. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and other non-U.S. regulatory authorities require us to comply with regulations and standards, commonly referred to as Good Clinical Practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to GCPs or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. In addition, a failure by such third parties to perform their obligations in compliance with GCPs may cause our clinical trials to fail to meet regulatory requirements, which may require us to repeat our clinical trials.

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

Our commercial success will depend on our ability to obtain patents and/or regulatory exclusivity and maintain adequate protection for our technologies and product candidates in the United States and other countries. As of December 31, 2007, we owned or had exclusive rights to 62 issued U.S. and foreign patents and 172 pending U.S. and foreign patent applications. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

With respect to Asentar™, OHSU and the University of Pittsburgh of the Commonwealth System of Higher Education, or UPitt, retain the right to prosecute and maintain the patents and patent applications covered by our license agreements. We only have the right to select patent counsel and provide comments and suggestions under our OHSU license agreement. We only have the right to consult in the selection of counsel and advise in the prosecution, filing and maintenance of patent applications under our UPitt license agreement. Generally, we only have right to prosecute and maintain certain patents for AQ4N in our territory and rely on our licensing partner to prosecute and maintain the remainder of our AQ4N patents. We would need to determine, with our partners, who would be responsible for the prosecution of patents relating to any joint inventions. If any of our licensing partners fail to appropriately prosecute and maintain patent protection for any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, OHSU retains an initial right to bring any infringement actions related to the intellectual property we license from these parties. Any failure by OHSU, or any other licensing partner of ours, to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operation.

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

Prior to our initial public offering of common stock, there was no public market for our common stock. The price of our common stock may be volatile as a result of changes in our operating performance or prospects. From the date of our initial public offering in May 2006 through December 31, 2007, the price of our common stock has ranged from a high of $17.25 to a low of $2.21. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

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

As of December 31, 2007, we believe that our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned significant amounts of our outstanding common stock. Based on required securities filings, we do not believe that any substantial change has occurred in this ownership concentration. Accordingly, these stockholders, acting as a group, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2007, we subleased approximately 25,288 square feet of space in South San Francisco, California from an independent party for our headquarters and as the base for our operational activities, with average annual lease payments totaling approximately $725,000. The lease expires in September 2012. In the future, we may lease or sublease additional space that we believe will be available on commercially reasonable terms.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2007.

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

Market Information

Our common stock is traded on The NASDAQ Global Market under the symbol “NOVC”. The following table sets forth, for the period indicated (which begins on the first day our common stock was publicly traded), the high and low sales prices per share of our common stock for each full quarterly period since our initial public offering, as reported on The NASDAQ Global Market.

	Sales Price
	High	Low
Year Ended December 31, 2006
Second Quarter (beginning May 10, 2006)	$9.94	$6.01
Third Quarter	$12.25	$5.45
Fourth Quarter	$7.77	$5.62
Year Ended December 31, 2007
First Quarter	$7.78	$5.60
Second Quarter	$17.25	$6.57
Third Quarter	$11.09	$7.30
Fourth Quarter	$8.96	$2.21

The closing price of our common shares as reported by the NASDAQ Stock Exchange on March 6, 2008 was $2.71 per share. As of March 6, 2008 there were approximately 94 holders of record of our common stock.

Dividend Policy

No dividends have been declared or paid on our common stock. We do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to repurchases of our common stock during the fourth quarter of fiscal 2007.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate total dollar value of shares that may yet be purchased under the program
				(in thousands)
October 1, 2007 – October 31, 2007	5,089	$1.31	—	$—
November 1, 2007 – November 30, 2007	11,786	1.93	—	—
December 1, 2007 – December 31, 2007	1	1.30	—	—

Total	16,876	$1.74	—	$—

(1)	None of the repurchases of common stock noted above were made pursuant to a publicly announced plan. The shares repurchased were related to the early exercise of options that had not yet vested upon termination of the purchaser’s employment. The repurchase price paid was the exercise price paid by the option holder.

Securities Authorized For Issuance Under Equity Compensation Plans

Information relating to compensation plans under which equity securities are authorized for issuance is set forth under Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Performance Graph

The following graph and table compare:

•

the performance of an investment in our common stock over the period of May 10, 2006 through December 31, 2007, beginning with an investment at the closing market price on May 10, 2006, the end of the first day our common stock traded on the Nasdaq Global Market following our initial public offering, and thereafter, based on the closing price of our common stock on the Nasdaq Global Market; with

•

an investment in the Amex Biotechnology Index, an investment in the NASDAQ Composite Index and an investment in the NASDAQ Biotech Index, in each case, beginning with an investment at the closing price on May 10, 2006 and thereafter, based on the closing price of the index.

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

Item 6. Selected Financial Data

Set forth below is selected financial data of Novacea, Inc. as of and for the years ended December 31, 2003, 2004, 2005, 2006, and 2007. The financial data has been obtained or derived from our records. Our historical results are not necessarily indicative of results to be expected in any future period.

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance sheet data
Cash, cash equivalents and marketable securities	$94,607	$64,579	$50,522	$46,641	$63,883
Accounts receivable	11,522 *	—	—	—	—
Working capital	88,613	59,438	47,047	44,909	62,873
Total assets	109,820	66,064	52,264	48,030	65,231
Convertible preferred stock	—	—	108,024	82,944	82,944
Common stock and additional paid-in capital	169,718	152,451	3,507	460	328
Deferred stock-based employee compensation	(270)	(1,268)	(2,162)	—	—
Accumulated deficit	(123,908)	(91,377)	(61,749)	(37,944)	(19,992)
Total stockholders’ equity (net capital deficiency)	45,748	59,824	(60,442)	(37,613)	(19,673)

(*)	Represents amounts receivable from Schering under an exclusive worldwide License, Development and Commercialization Agreement (the “Collaboration Agreement”), including $6.1 million for reimbursement for our research & development (R&D) efforts performed in the third quarter of 2007, for which payment was received in January 2008, and $5.4 million for reimbursement for our R&D efforts performed in the fourth quarter of 2007.

	Years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statements of operations data
Collaboration revenue	$16,683 *	$371 **	$56 **	$1,120 **	$1,330 **
Operating expenses:
Research and development	36,055	21,809	17,808	14,687	10,930
General and administrative	17,279	11,306	7,112	5,212	3,691

Total operating expenses	53,334	33,115	24,920	19,899	14,621

Loss from operations	(36,651)	(32,744)	(24,864)	(18,779)	(13,291)
Interest and other income, net	4,120	3,116	1,059	827	516

Net loss	$(32,531)	$(29,628)	$(23,805)	$(17,952)	$(12,775)

Net loss per share, basic and diluted	$(1.35)	$(1.98)	$(17.03)	$(16.56)	$(14.15)

Shares used in computing basic and diluted net loss per share	24,158	14,991	1,398	1,084	903

(*)	Represents revenue from the collaboration agreement with Schering.
(**)	Represents revenue earned under our agreements with Aventis Pharmaceuticals, Inc. upon achievement of milestones associated with two clinical trials sponsored by us.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2007, 2006 and 2005. Unless the context indicates otherwise, as used herein, the terms “we,” “us” and “our” refer to Novacea, Inc.

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

Overview

We are a biopharmaceutical company focused on in-licensing, developing and commercializing novel therapies for the treatment of cancer. We currently have two clinical-stage oncology product candidates. Our lead product candidate, Asentar™, had been in a Phase 3 clinical trial for the treatment of androgen-independent prostate cancer, or AIPC, and had been in a Phase 2 clinical trial for the treatment of advanced pancreatic cancer, initiated in September 2007. In November 2006, we initiated a Phase 1b/2a clinical trial of our second product candidate, AQ4N, in combination with radiation and chemotherapy, for the treatment of glioblastoma multiforme. In October 2007, we initiated a Phase 2 clinical trial of AQ4N for the treatment of acute lymphoblastic leukemia, or ALL; however, this trial was discontinued in January 2008 in connection with our decision to scale back clinical development activities for AQ4N in order to preserve capital resources. In May 2007, we signed an exclusive worldwide License, Development and Commercialization Agreement with Schering Corporation, a wholly-owned subsidiary of Schering-Plough Corporation (“Schering”), for the development and commercialization of Asentar™ (the “Collaboration Agreement”) in AIPC, earlier stages of prostate cancer, and in other types of cancers, including pancreatic cancer.

In November 2007, we ended our ASCENT-2 Phase 3 clinical trial of Asentar™ due to an unexplained imbalance of deaths between the treatment and control arms of the trial. As a precautionary measure, we also suspended enrollment in our Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and in each of the other ongoing investigator-sponsored trials involving the use of Asentar™. Together with Schering, we are reviewing and analyzing the data from the ASCENT-2 Phase 3 clinical trial in an attempt to determine the reason for the higher number of deaths in the treatment arm and, depending on the results of this analysis we intend to decide with Schering whether or not to continue our development efforts with respect to Asentar™. If development efforts on Asentar™ under the Collaboration Agreement are discontinued, we would no longer recognize revenue from Schering related to the reimbursement of our related development efforts other than for the costs incurred by us for the wind-down of activities for the then ongoing Asentar™ development programs. Additionally, in this situation, the period over which we plan to recognize revenues from the upfront payments received from Schering, which is currently estimated to be six years and represents the estimated period for which we believe we have significant obligations under the Collaboration Agreement, may be shortened to reflect any reduced future development period. The deferred revenue related to the upfront payments from Schering as of December 31, 2007 was $54.8 million.

We incorporated in February 2001 and have devoted substantially all of our resources to the licensure and clinical development of our product candidates. Until we completed our initial public offering in May 2006, we funded our operations primarily through the private placement of equity securities. In our initial public offering, we sold 6,250,000 shares of our common stock and in June 2006, the underwriters of our initial public offering purchased an additional 657,500 shares of our common stock pursuant to their over-allotment option. Net proceeds from the initial public offering and the subsequent exercise of the underwriters’ over-allotment option and purchase of additional shares of our common stock were approximately $39.2 million, after deducting underwriting discounts and commissions and other offering expenses. Our net loss for the years ended December 31, 2007, 2006 and 2005 was $32.5 million, $29.6 million and $23.8 million respectively. As of December 31, 2007, we had an accumulated deficit of $123.9 million. We expect our net losses to continue primarily due to our anticipated clinical trial activities. Clinical trials are costly, and as we continue to advance our product candidates through development, we expect our research and development expenses to increase significantly. As compared to Phase 1 and Phase 2 clinical trials, Phase 3 clinical trials are typically more expensive as they involve a greater number of patients, are conducted at multiple sites and sometimes in several countries, are conducted over a longer period of time and require greater quantities of drug product. In addition, we may expand our infrastructure and facilities and hire additional personnel, including clinical development, administrative, sales and marketing personnel. We are unable to predict when, if ever, we will be able to commence the sale of, or generate any other type of revenue for, any of our product candidates.

Research and Development Expenses. Research and development expenses consist primarily of costs for: personnel, including salaries and benefits; regulatory activities; pre-clinical studies; clinical trials; materials and supplies; and allocations of other research and development-related costs including costs incurred in connection with our collaboration with Schering. External research and development expenses include fees paid to other entities that manufacture our products for use in our clinical trials and that conduct certain research and development activities on our behalf. We recognize research and development expenses as they are incurred. The costs to acquire technologies to be used in research and development activities, but which have not reached technological feasibility and have no alternative future use, are expensed when incurred. Payments to licensors that relate to the achievement of pre-approval development milestones are recorded as research and development expense when incurred. Clinical trial costs are a significant component of our research and development expenses. Currently, we manage our clinical trials through independent medical investigators at their sites and at hospitals. We accrue research and development expenses for clinical trials based on estimates from our ongoing monitoring of the levels of patient enrollment and other activities at the investigator sites.

We expect that research and development expenses will increase significantly in the future if we progress our product candidates through the more expensive Phase 2 and Phase 3 clinical trials, start additional clinical trials, file for regulatory approvals, hire more employees and expand our infrastructure and facilities. Completion of clinical trials may take several years, although the length of these trials varies substantially according to the nature and complexity of the particular product candidate.

The following table provides a general estimated completion period for each phase of the clinical trials that we typically conduct:

Clinical Phase	Estimated Completion Period
Phase 1 / 2	0.5-2.0 Years
Phase 2	1.5-3.0 Years
Phase 3	3.0-5.0 Years

The clinical development and regulatory approval processes inherently contain significant risks and uncertainties. Therefore, it is difficult to estimate the costs necessary to complete development projects. For example: we may experience delays or fail to obtain institutional review board approval to conduct clinical trials at a prospective site; we may experience delays or fail to reach agreement on acceptable clinical trial terms or clinical trial protocols with prospective sites or investigators; patient enrollment may be slower than expected at trial sites due to factors including the limited number of, and substantial competition for, suitable patients with the particular types of cancer required for enrollment in our clinical trials; there is a limited number of, and substantial competition for, suitable sites to conduct our clinical trials; clinical trial sites may terminate our clinical trials; patients and medical investigators may be unwilling or unable to follow our clinical trial protocols; patients may fail to complete our clinical trials once enrolled; results from clinical trials may be unfavorable; and

unforeseen safety issues may arise or regulatory agencies may deem data from clinical trials insufficient for marketing approval and may require additional clinical trials. Additionally, risks related to the timing and results of our clinical trials add to the difficulty of estimating the costs necessary to complete development projects. For example: failure to recruit and enroll patients for clinical trials may cause the development of our product candidates to be delayed; the results of previous clinical trials may not be predictive of future results, which might delay regulatory approval, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities or our product candidates may cause undesirable side effects during clinical trials that could delay or prevent their regulatory approval or commercialization. Because of these risks, and the other risks set forth more fully in Item 1A, Risk Factors, to this Annual Report on Form 10-K, the cost projections and development timelines related to our clinical development and regulatory programs may be materially impacted. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for our personnel in executive, business development, marketing, human resources, external communications, finance and other administrative functions, as well as consulting costs, including market research and business consulting. Other costs include professional fees for legal and accounting services, insurance and facility costs. We anticipate that general and administrative expenses will increase significantly in the future if we continue to expand our operating activities and as a result of costs associated with being a public company.

Results of Operations

The following table reflects year over year changes in selected line items from our statements of operations (in thousands, except percentages).

	Years ended December 31,
	2007	2006	Change Year Over Year		2005	Change Year Over Year
Collaboration Revenue	$16,683	$371	$16,312	4,397%	$56	$315	563%
Research and Development Expenses	36,055	21,809	14,246	65%	17,808	4,001	22%
General and Administrative Expenses	17,279	11,306	5,973	53%	7,112	4,194	59%
Interest and Other Income, Net	4,120	3,116	1,004	32%	1,059	2,057	194%

Years ended December 31, 2007, 2006 and 2005

We have a limited operating history. We present below our results of operations for the year ended December 31, 2007 compared to the year ended December 31, 2006 and for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Collaboration Revenue

The Collaboration Agreement with Schering became effective on June 26, 2007, following clearance under the Hart Scott-Rodino Antitrust Improvements Act of 1976, as amended. In July 2007, we received non-refundable upfront payments from Schering totaling $60 million, including $35 million as reimbursement for past research and development (R&D) expenses and a license fee of $25 million. We recognize revenues from the upfront payments ratably over an estimated six-year development period starting on June 26, 2007 and ending on June 30, 2013. We believe that this period for revenue recognition represents substantially the entire period for which we would have significant participatory obligations for Asentar™. If development efforts on Asentar™ under the Collaboration Agreement are discontinued, we would no longer recognize revenue from Schering related to the reimbursement of our related development efforts other than for the costs incurred by us for the wind-down of activities for the then ongoing Asentar™ development programs. Additionally, in this situation, the period over which we plan to recognize revenues from the upfront payments received from Schering, which is currently estimated to be six years and represents the estimated period for which we believe we have significant obligations under the Collaboration Agreement, may be shortened to reflect any reduced future development period. The deferred revenue related to the upfront payments from Schering as of December 31, 2007, was $54.8 million. Revenue from reimbursement for our R&D efforts on Asentar™ is recognized as the related costs are incurred. We are also eligible to receive up to $380 million in pre-commercial milestone payments, as well as royalties on worldwide sales of Asentar™ based on tiered royalty percentage rates that range from the high teens to the mid-twenties depending on annual product sales levels.

Collaboration revenue for the year ended December 31, 2007 was $16.7 million compared to $0.4 million for the year ended December 31, 2006 compared to $56,000 for the year ended December 31, 2005. The increase of $16.3 million in collaboration revenue from 2006 to 2007 was due to $11.5 million in reimbursement for our R&D efforts on Asentar™ and $5.2 million related to the amortization of upfront payments under the Collaboration Agreement with Schering. The $11.5 million in revenue from reimbursement for our R&D efforts is recorded as a receivable from Schering as of December 31, 2007, with a related payment of $6.1 million received by us from Schering in January 2008. All payments received from Schering are non-refundable. The increase of $0.3 million in collaboration revenue from 2005 to 2006 was attributable to a development milestone achieved in 2006 for one of our two agreements with Aventis Pharmaceuticals, Inc. related to our Asentar™ clinical studies. Approximately $0.1 million remained available for grant under these agreements as of December 31, 2007, which amount we expect to receive upon achievement of a final milestone under one of the two agreements with Aventis Pharmaceuticals, Inc.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Research and development expenses
Asentar™	$25,371	$12,920	$7,298
Vinorelbine oral	—	3,201	3,502
AQ4N	5,796	1,990	4,314
Other projects	3,743	3,294	2,556
Stock-based compensation	1,145	404	138

Total research and development expenses	$36,055	$21,809	$17,808

Research and development expenses for the year ended December 31, 2007 were $36.1 million compared to $21.8 million for the year ended December 31, 2006, an increase of $14.3 million, or 65%. Research and development expenses associated with Asentar™ were $25.4 million for the year ended December 31, 2007 compared to $12.9 million for the year ended December 31, 2006. The $12.5 million increase was due in part to a sublicensing fee of $3.8 million paid to Oregon Health & Science University and a sublicensing fee of $1.3 million paid to the University of Pittsburgh, equal to 15% and 5%, respectively, of the $25 million license fee received from Schering under the Collaboration Agreement, the clinical development activities in our ASCENT-2 Phase 3 clinical trial for Asentar™, which began in the first quarter of 2006 and was terminated in November 2007, combined with the costs of preparing for our Phase 2 clinical trial in advanced pancreatic cancer initiated in September 2007, and placed on hold in November 2007 related to the termination of the ASCENT-2 Phase 3 clinical trial. Research and development expenses associated with vinorelbine oral for the year ended December 31, 2007 were nil compared to $3.2 million for the year ended December 31, 2006. Vinorelbine oral research and development expenses in 2006 primarily reflect development activities on the product candidate and the expenses associated with our achievement of a development milestone in the first quarter of 2006. During the fourth quarter of 2006, we exercised our right to terminate our existing agreements related to vinorelbine oral and to return to the licensor all product rights in the United States and Canada. Research and development expenses associated with AQ4N were $5.8 million for the year ended December 31, 2007 compared to $2.0 million for the year ended December 31, 2006. The $3.8 million increase was due primarily to a $1.4 million up-front payment made under a novation and license agreement with BTG International Limited, or BTG, entered into in 2007, the clinical development activities and product manufacturing expenses for AQ4N, currently in a Phase 1b/2a clinical trial that began in the fourth quarter of 2006, in combination with radiation and chemotherapy, for the treatment of glioblastoma multiforme, and the costs of preparing for the planned initiation of additional AQ4N clinical trials in leukemia and lymphoma. In October 2007, we initiated a Phase 2 clinical trial of AQ4N for the treatment of acute lymphobastic leukemia, or ALL, however, this trial was discontinued in January 2008 in connection with our decision to scale back clinical development activities for AQ4N in order to preserve capital resources. Other research and development expenses were approximately $3.7 million for the year ended December 31, 2007 compared to $3.3 million for the year ended December 31, 2006. This $0.4 million increase resulted primarily from costs associated with higher internal and related external activities associated with advancing our general research and development efforts. Research and development expenses associated with stock-based compensation were $1.1 million for the year ended December 31, 2007 compared to $0.4 million for the year ended December 31, 2006 and accounted for approximately $0.7 million of the increase in research and development expenses. The increase in stock-based compensation resulted primarily from additional stock options and restricted stock units granted to employees during 2007.

Our research and development expenses may increase significantly in the future if we advance our product candidates through Phase 2 and Phase 3 clinical trials and registration trials, start additional clinical trials, file for regulatory approvals, hire more employees and expand our infrastructure and facilities.

Research and development expenses for the year ended December 31, 2006 were $21.8 million compared to $17.8 million for the year ended December 31, 2005, an increase of $4.0 million, or 22%. Research and development expenses associated with Asentar™ were $12.9 million for the year ended December 31, 2006 compared to $7.3 million for the year ended December 31, 2005. The $5.6 million increase was due primarily to the clinical development activities in our ASCENT-2 Phase 3 clinical trial for Asentar™, which began in the first quarter of 2006. Research and development expenses associated with AQ4N were $2.0 million for the year ended December 31, 2006 compared to $4.3 million for the year ended December 31, 2005. This $2.3 million decrease resulted primarily from a wind down of clinical activity and related expenditures on the Phase 1 portions of two prior AQ4N clinical trials, partially offset by the costs associated with the initiation of our AQ4N Phase 1b/2a clinical trial in the fourth quarter of 2006, in combination with radiation and chemotherapy, for the treatment of glioblastoma multiforme. Other research and development expenses were approximately $3.3 million for the year ended December 31, 2006 compared to $2.6 million for the year ended December 31, 2005. This $0.7 million increase resulted primarily from costs associated with higher internal and related external activities associated with advancing our general research and development efforts. Research and development expenses associated with vinorelbine oral for the year ended December 31, 2006 were $3.2 million compared to $3.5 million for the year ended December 31, 2005, which in 2005 primarily reflects our acquiring development and commercialization rights in July 2005 and the expense of a pre-approval development milestone for, and commencing development activities on, vinorelbine oral. Vinorelbine oral research and development expenses in 2006 primarily reflect development activities on the product candidate and the expenses associated with our achievement of a development milestone in the first quarter of 2006. During the fourth quarter of 2006, we exercised our right to terminate our existing agreements related to vinorelbine oral, and to return to the licensor all product rights in the United States and Canada. Research and development expenses associated with stock-based compensation were $0.4 million for the year ended December 31, 2006 compared to $0.1 million for the year ended December 31, 2005 and accounted for approximately $0.3 million of the increase in research and development expenses. The increase in stock-based compensation resulted primarily from additional stock options and restricted stock units granted to employees during 2007.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2007 were $17.3 million compared to $11.3 million for the year ended December 31, 2006. The $6.0 million, or 53%, increase in general and administrative expenses was mainly due to a $2.2 million increase in stock-based compensation, resulting primarily from additional stock options and restricted stock units granted to our employees during 2007, a $1.6 million increase in consulting, legal and audit fees, including legal and other fees related to entering the Collaboration Agreement with Schering, a $1.0 million increase in compensation and benefits, a $0.5 million increase in facilities-related costs, and a $0.4 million increase in recruiting expenses. These increases in expenses were due partially to higher administrative and corporate support of our research and development activities for our ASCENT-2 Phase 3 clinical trial and additional clinical and other development activities for Asentar™ and AQ4N.

General and administrative expenses for the year ended December 31, 2006 were $11.3 million compared to $7.1 million for the year ended December 31, 2005. The $4.2 million, or 59%, increase in general and administrative expenses was mainly due to higher spending in compensation, insurance, intellectual property, audit, legal, marketing, consulting services and stock-based compensation, as we became a public entity during the year ended December 31, 2006.

We anticipate that general and administrative expenses will increase significantly in the future if we expand our operating activities, continue to file and prosecute new and existing patents, and as a result of costs associated with being a public company.

Interest and Other Income, Net

Interest and other income, net, for the year ended December 31, 2007 was $4.1 million compared to $3.1 million for the year ended December 31, 2006. The 2007 increase of $1.0 million, or 32%, resulted primarily from higher investment balances resulting from the availability of the net proceeds from our Collaboration agreement with Schering completed in the second quarter of 2007 and higher investment yields.

Interest and other income, net, for the year ended December 31, 2006 was $3.1 million compared to $1.1 million for the year ended December 31, 2005. The 2006 increase of $2.0 million, or 194%, resulted primarily from higher investment balances resulting from the availability of the net proceeds from our initial public offering completed in the second quarter of 2006 and higher investment yields.

Income Taxes

We have incurred net losses for the years ended December 31, 2007, 2006, and 2005 and, accordingly, we did not pay or record any federal or state income taxes. As of December 31, 2007, we had net operating loss carry-forwards for federal income tax purposes of approximately $83.1 million and research credits of approximately $2.3 million, which will expire beginning in the year 2021. We also had a state net operating loss carry-forward of approximately $82.5 million, which expires beginning in 2013. We also had state research credits of approximately $2.2 million, which have no expiration date.

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

Liquidity and Capital Resources

We have generated a limited amount of revenue, and do not expect to generate revenue from product candidates for several years. Since inception, we have funded our operations significantly through the private placement of our preferred stock, with total net proceeds of $108.3 million. We raised net proceeds of $25.1 million through the sale of our Series C convertible preferred stock in December 2005 and $0.3 million through an additional sale of our Series C convertible preferred stock in January 2006.

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

In May 2007, we signed a Collaboration Agreement with Schering. In July 2007, we received upfront payments from Schering totaling $60 million, including $35 million as reimbursement for past research and development expenses and a license fee of $25 million. Revenue from reimbursement for our R&D efforts on Asentar™ is recognized as the related costs are incurred. The revenue from reimbursement for our R&D efforts on Asentar™ during the six months ended December 31, 2007 was $11.5 million, which amount is recorded as receivable from Schering as of December 31, 2007 with a related payment of $6.1 million received by us from Schering in January 2008 and the remaining amount expected to be received by us from Schering later in the first quarter of 2008. We are also eligible to receive up to $380 million in pre-commercial milestone payments, as well as royalties on worldwide sales of Asentar™ based on tiered royalty percentage rates that range from the high teens to the mid-twenties depending on annual product sales levels. In July 2007, pursuant to the terms of the Collaboration Agreement, we sold to Schering 1,490,868 shares of our common stock for cash of $8.05 per share, for an aggregate purchase price of $12.0 million under a Common Stock Purchase Agreement. All payments received from Schering are non-refundable.

In November 2007, the Company ended its ASCENT-2 Phase 3 clinical trial of Asentar™ for treatment of AIPC due to an unexplained imbalance of deaths between the treatment and control arms of the trial. As a precautionary measure, the Company also suspended enrollment in its Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and in each of the other ongoing investigator-sponsored trials involving the use of Asentar™. Together with Schering, the Company is reviewing and analyzing the data from the ASCENT-2 Phase 3 clinical trial in an attempt to determine the reason for the higher number of deaths in the treatment arm and, depending on the results of this analysis the Company intends to decide with Schering whether or not to continue development efforts with respect to Asentar™. If development efforts on Asentar™ under the Collaboration Agreement are discontinued, the Company would no longer recognize revenue from Schering related to the reimbursement of its related development efforts other than for the costs incurred by the Company for the wind-down of activities for the then ongoing Asentar™ development programs. Additionally, in this situation, the period over which the Company is currently recognizing revenues from the upfront payments received from Schering, which is currently estimated to be six years and represents the estimated period for which the Company believes it has significant obligations under the Collaboration Agreement, may be shortened to reflect any reduced future development period.

At December 31, 2007, we had cash, cash equivalents and marketable securities of $94.6 million. At December 31, 2006 and 2005, cash, cash equivalents and marketable securities were $64.6 million and $50.5 million respectively.

The following table summarizes cash provided by (used in) our operating, investing and financing activities:

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Cash provided by (used in) operating activities	$17,747	$(25,910)	$(21,934)
Cash provided by (used in) investing activities	(20,646)	(35,630)	23,903
Cash provided by financing activities	$13,190	$39,930	$25,876

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $17.7 million for the year ended December 31, 2007 primarily attributable to deferred revenue resulting from the $60.0 million in upfront payments received from Schering under the Collaboration Agreement, non-cash charges related to stock-based compensation, and an increase in accounts payable and accrued liabilities resulting principally from increased research and development activities, offset partially by our net loss and an increase in accounts receivable of $11.5 million due from Schering under the Collaboration Agreement. Net cash used in operating activities for the years ended 2006, and 2005 was $25.9 million, and $21.9 million, respectively. For the year ended December 31, 2006, cash used in operations was primarily attributable to our net loss, partially offset by an increase in accrued liabilities resulting principally from increased research and development activities and non-cash charges related to the amortization of deferred stock-based compensation. For the year ended December 31, 2005, cash used in operations was primarily attributable to our net loss, partially offset by an increase in accounts payable and accrued liabilities resulting principally from increased research and development activities.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $20.6 million for the year ended December 31, 2007 primarily due to net purchases of short-term investments, and purchases of property and equipment. Net cash used in investing activities was $35.6 million for the year ended December 31, 2006 primarily due to net purchases of short-term investments. Net cash provided by investing activities was $23.9 million for the year ended December 31, 2005 due primarily to maturities of short-term investments, partially offset by purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2007, 2006 and 2005 was $13.2 million, $39.9 million, and $25.9 million, respectively. Net cash provided by financing activities for the year ended December 31, 2007 was due primarily to proceeds from our sale to Schering of 1,490,868 shares of our common stock for an aggregate purchase price of $12.0 million under a Common Stock Purchase Agreement, pursuant to the terms of the Collaboration Agreement, and the issuance of our common stock from the exercise of outstanding stock options. Net cash provided by financing activities for the year ended December 31, 2006 was primarily related to net proceeds from the sale of common stock in our initial public offering, the sale of convertible preferred stock and the issuance of our common stock from the exercise of outstanding stock options. Net cash provided by financing activities for the year ended December 31, 2005 was primarily related to the sale of convertible preferred stock.

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

We expect to incur losses from operations in the future. We may incur increasing research and development expenses, including expenses related to clinical trials and additional personnel. Our general and administrative expenses may increase in the future if we expand our staff, add infrastructure and incur additional expenses related to being a public company, including directors’ and officers’ insurance, investor relations and increased professional fees, including costs associated with maintaining compliance with the Sarbanes-Oxley Act of 2002. Based on our current operating plans, including the estimated future reimbursement by Schering of our Asentar development costs, we project that in 2008 our usage of operating capital, comprised of cash and cash equivalents, marketable securities and accounts receivable, will be in the range of $17 million to $19 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2007 include potential purchase commitments and future minimum lease payments under an operating lease, as shown in the following table:

Total Contractual Obligations(3)

(in millions)

	2008	2009	2010	2011	2012	2013 and Thereafter	Total Future Minimum Payments
Operating leases (1)	$0.7	$0.7	$0.7	$0.8	$0.6	$—	$3.5
Purchase obligations (2)	0.7	0.9	0.8	—	—	—	2.4

Total	$1.4	$1.6	$1.5	$0.8	$0.6	$—	$5.9

(1)	Includes obligations under operating leases for our current corporate facilities. In June 2007, we entered into a new operating lease for new corporate facilities, located at 400 Oyster Point Boulevard, South San Francisco, CA 94080. Our lease for the new corporate facilities is non-cancelable and has a five year term. We moved into the new corporate facilities in October 2007. We may extend the lease term for an additional five year period following expiration of the original five year term. The lease provides for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of an extension, market adjusted rates.
(2)

Pursuant to the terms of our agreement with Plantex USA Inc., under certain circumstances we may incur annual purchase obligations in connection with Plantex’s obligation to supply us with calcitriol, the active ingredient in Asentar™, for our use in clinical trials and other development activities and for commercial sale.

(3)	The obligations in the table above do not include obligations under key product candidate license agreements that are listed in the table below.

Under the terms of the above license agreements, we have made as of December 31, 2007 and may be obligated in the future to make payments as follows:

Total Obligations under Key Product Candidate License Agreements

(in millions)

	Payments through December 31, 2007	Pre-approval Estimates *		Approval and Post- approval Estimates **	Total
		2008	After 2008
Initiation fees and milestone payments (1)	$12.70	$—	$4.30	$13.25	$30.25
Minimum royalty obligations (1)	0.75	0.33	1.20	—	2.28

Total	$13.45	$0.33	$5.50	$13.25	$32.53

*	The amounts listed in “Pre-approval” represent estimated cash payments to be made by us prior to the receipt of marketing approval from the FDA or appropriate regulatory agency.
**	The amounts listed under “Approval and Post-approval” represent estimated cash payments to be made by us after we receive FDA approval for a particular product.
(1)	The specific timing of each of the estimated payments reflected in the table above cannot be predicted given the timing and other uncertainties associated with: the progress of our clinical development activities; regulatory events, including delays in, or failures to receive, marketing approvals; and the level of commercial acceptance, if any, for our product candidates.

Off-Balance Sheet Arrangements and Contingencies

As of December 31, 2007, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters as of December 31, 2007 that, in the opinion of management, are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

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

Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (SFAS No. 141R). In December 2007, the FASB issued SFAS No. 141R. SFAS No. 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination and requires the acquirer to disclose information it needs to evaluate and understand the financial effect of the business combination. As SFAS No. 141R is effective for business combinations for which the acquisition date is on or after December 15, 2008, we have not yet evaluated whether SFAS 141R will have a material impact to our prospective financial statements.

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

Revenue Recognition. We apply the revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

For each source of revenue, we comply with the above revenue recognition criteria in the following manner:

•

Non-refundable upfront reimbursement for past research and development (R&D) expenses and license fees received with separable stand-alone values are recognized when the technology is transferred, provided that the technology transfer is not dependent upon continued efforts by us with respect to the agreement. If the delivered technology does not have stand-alone value, or if objective and reliable evidence of the fair value of the undelivered products or services does not exist, the amount of revenue allocable to the delivered technology is deferred and amortized ratably over the related estimated period over which the remaining products or services are provided.

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

If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, or if we decide to use a different valuation model, the compensation expense that we record in the future under SFAS No. 123R may differ significantly from what we have recorded in the current period and could materially affect our operating loss, net loss and net loss per share. As of December 31, 2007, there was $2.4 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested restricted stock units granted to employees after January 1, 2006, which are expected to be recognized over a weighted average period of 1 year.

See Note 1 to our Financial Statements included in this Annual Report on Form 10-K for further information regarding SFAS No. 123R.

Income Taxes. We have incurred net operating losses for the years ended December 31, 2007, 2006, and 2005 and, accordingly, we did not pay or record any federal or state income taxes. As of December 31, 2007, we had net operating loss carry-forwards for federal income tax purposes of approximately $83.1 million and research credits of approximately $2.3 million, which expire beginning in the year 2021. We also had a state net operating loss carry-forward of approximately $82.5 million, which expires beginning in 2013. We also had state research credits of approximately $2.2 million, which have no expiration date.

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

Our investment policy restricts investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; fulfillment of liquidity needs; above-market returns versus industry averages; and fiduciary control of cash and investments. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our portfolio of cash equivalents, short-term marketable securities and restricted cash in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. As of December 31, 2007, all of our investments were in money market accounts, certificates of deposit or investment grade corporate debt. Due to the short-term nature of these investments, a 10% movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of December 31, 2007. We do not expect current credit market conditions to materially impact the value of our investment portfolio.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Novacea, Inc.

We have audited the accompanying balance sheets of Novacea, Inc. as of December 31, 2007 and 2006, and the related statements of operations, convertible preferred stock and stockholders’ equity (net capital deficiency), and cash for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novacea, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2006 Novacea, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Novacea, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 14, 2008

Novacea, Inc.

Balance Sheets

(in thousands, except for share and per share amounts)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$24,720	$14,429
Marketable securities	69,887	50,150
Accounts receivable	11,522	—
Other current assets	1,650	1,099

Total current assets	107,779	65,678

Property and equipment, net	1,098	150
Security deposit	770	111
Other assets	173	125

Total assets	$109,820	$66,064

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,199	$2,413
Accrued compensation	2,086	2,260
Deferred revenue	9,968	—
Other accrued liabilities	2,874	1,191
Liability for early exercise of stock options	39	376

Total current liabilities	19,166	6,240
Non-current deferred revenue	44,870	—
Other long-term liabilities	36	—

Total liabilities	64,072	6,240

Commitments (Notes 4 and 6)

Stockholders’ equity:
Common stock, $0.001 par value—123,104,000 shares authorized; 25,394,852 and 23,001,311 shares issued and outstanding as of December 31, 2007 and 2006, respectively	26	23
Additional paid-in capital	169,692	152,428
Deferred stock-based employee compensation	(270)	(1,268)
Accumulated other comprehensive income	208	18
Accumulated deficit	(123,908)	(91,377)

Total stockholders’ equity	45,748	59,824

Total liabilities and stockholders’ equity	$109,820	$66,064

See accompanying notes.

Novacea, Inc.

Statements of Operations

(in thousands, except per share amounts)

	Years ended December 31,
	2007	2006	2005
Collaboration revenue	$16,683	$371	$56
Operating expenses:
Research and development	36,055	21,809	17,808
General and administrative	17,279	11,306	7,112

Total operating expenses	53,334	33,115	24,920

Loss from operations	(36,651)	(32,744)	(24,864)
Interest and other income, net	4,120	3,116	1,059

Net loss	$(32,531)	$(29,628)	$(23,805)

Net loss per share, basic and diluted	$(1.35)	$(1.98)	$(17.03)

Shares used in computing basic and diluted net loss per share	24,158	14,991	1,398

See accompanying notes.

Novacea, Inc.

Statement of Convertible Preferred Stock and Stockholders’ Equity (Net Capital Deficiency)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-Based Employee Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	11,333	$82,944	1,202	$1	$459	$—	$(129)	$(37,944)	$(37,613)
Issuance of 616,088 shares of common stock for cash upon exercise of stock options at prices ranging from $0.53 to $1.93 per share	—	—	614	—	796	—	—	—	796
Impact of repurchase rights related to common shares issued pursuant to early exercises of stock options, net of vesting of prior years’ amounts	—	—	(319)	—	(453)	—	—	—	(453)
Issuance of 2,870,255 shares of Series C convertible preferred stock to investors at $8.75 per share for cash in December 2005, net of issuance costs of $35	2,871	25,080	—	—	—	—	—	—	—
Deferred compensation related to employee stock options	—	—	—	—	2,564	(2,564)	—	—	—
Amortization of deferred stock-based employee compensation		—	—	—	—	402	—	—	402
Stock compensation associated with stock options granted to non-employees	—	—	—	—	140	—	—	—	140
Comprehensive loss:
Net loss Net loss	—	—	—	—	—	—	—	(23,805)	(23,805)
Unrealized gain on cash equivalents and marketable securities	—	—	—	—	—	—	91	—	91
Comprehensive loss									(23,714)

Balance at December 31, 2005 (carried forward)	14,204	$108,024	1,497	$1	$3,506	$(2,162)	$(38)	$(61,749)	$(60,442)

See accompanying notes.

(continued)

Novacea, Inc.

Statement of Convertible Preferred Stock and Stockholders’ Equity (Net Capital Deficiency)—(Continued)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-Based Employee Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at December 31, 2005 (brought forward)	14,204	$108,024	1,497	$1	$3,506	$(2,162)	$(38)	$(61,749)	$(60,442)
Issuance of 222,594 shares of common stock for cash upon exercise of stock options at prices ranging from $0.53 to $5.25 per share	—	—	223	—	410	—	—	—	410
Impact of repurchase rights related to common shares issued pursuant to early exercise of stock options, net of vesting of prior years’ amounts	—	—	135	—	137	—	—	—	137
Issuance of 36,006 shares of Series C2 convertible preferred stock to investors at $8.75 per share for cash in January 2006, net of issuance costs of $44	36	306	—	—	—	—	—	—	—
Issuance of 6,907,500 shares of common stock for cash at a price of $6.50 per share in May 2006, net of issuance costs of $6	—	—	6,908	7	39,207	—	—	—	39,214
Issuance of 14,239,571 shares of common stock upon conversion of 49,838,605 shares of convertible preferred stock in May 2006	(14,240)	(108,330)	14,240	15	108,315	—	—	—	108,330
Stock based compensation for options granted to employees		—	—	—	702	—	—	—	702
Amortization of deferred stock-based compensation related to employee stock options	—	—	—	—	—	567	—	—	567
Deferred compensation related to cancellation of employee stock options	—	—	—	—	(327)	327	—	—	—
Stock compensation associated with stock options granted to non-employees	—	—	—	—	80	—	—	—	80
Stock compensation related to modification of stock options granted to employee	—	—	—	—	398	—	—	—	398
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(29,628)	(29,628)
Unrealized gain on cash equivalents and marketable securities	—	—	—	—	—	—	56	—	56

Comprehensive loss									(29,572)

Balance at December 31, 2006 (carried forward)	—	$—	23,003	$23	$152,428	$(1,268)	$18	$(91,377)	$59,824

See accompanying notes.

(continued)

Novacea, Inc.

Statement of Convertible Preferred Stock and Stockholders’ Equity (Net Capital Deficiency)—(Continued)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-Based Employee Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at December 31, 2006 (brought forward)	—	$—	23,003	$23	$152,428	$(1,268)	$18	$(91,377)	$59,824
Issuance of 750,130 shares of common stock for cash upon exercise of stock options at prices ranging from $0.53 to $6.50 per share	—	—	750	1	1,189	—	—	—	1,190
Impact of repurchase rights related to common shares issued pursuant to early exercise of stock options, net of vesting of prior years’ amounts	—	—	104	—	159	—	—	—	159
Issuance of 1,490,868 shares of common stock for cash at $8.049 per share	—	—	1,491	2	11,998	—	—	—	12,000
Issuance of 46,885 shares of common stock as part of 2006 401-K matching valued at price of $6.10 per share on March 12, 2007	—	—	47	—	286	—	—	—	286
Stock based compensation for options granted to employees	—	—	—	—	2,746	—	—	—	2,746
Stock based compensation for restricted stock units granted to employees	—	—	—	—	1,415	—	—	—	1,415
Amortization of deferred stock-based compensation related to employee stock options	—	—	—	—	—	365	—	—	365
Deferred compensation related to cancellation of employee stock options	—	—	—	—	(633)	633	—	—	—
Stock compensation associated with stock options granted to non-employees	—	—	—	—	1	—	—	—	1
Stock compensation related to modification of stock options granted to employee	—	—	—	—	103	—	—	—	103
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(32,531)	(32,531)
Unrealized gain on cash equivalents and marketable securities	—	—	—	—	—	—	190	—	190

Comprehensive loss									(32,341)

Balance at December 31, 2007	—	$—	25,395	$26	$169,692	$(270)	$208	$(123,908)	$45,748

See accompanying notes.

(continued)

Novacea, Inc.

Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2007	2006	2005
Operating activities
Net loss	$(32,531)	$(29,628)	$(23,805)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	151	126	119
Amortization of deferred stock-based employee compensation for employee stock options granted prior to January 1, 2006	365	567	402
Stock-based employee compensation expense for employee stock options and restricted stock units granted subsequent to January 1, 2006	4,161	702	—
Stock-based compensation related to modification of employee stock option	103	398	—
Non-cash stock compensation related to non-employees	1	80	140
Non-cash expense related to settlement of the Company’s liability under 401(k) Plan	21	—	—
Changes in operating assets and liabilities:
Accounts receivable	(11,522)	—	—
Other current assets	(551)	108	(240)
Other assets	(707)	42	(78)
Accounts payable and accrued liabilities	3,418	1,695	1,528
Deferred revenue	54,838	—	—

Net cash provided by (used in) operating activities	17,747	(25,910)	(21,934)

Investing activities
Purchases of property and equipment	(1,099)	(19)	(154)
Purchases of short-term investments	(128,369)	(97,156)	(16,321)
Maturities of short-term investments	108,822	61,545	40,378

Net cash provided by (used in) investing activities	(20,646)	(35,630)	23,903

Financing activities
Net proceeds from issuances of convertible preferred stock	—	306	25,080
Proceeds from issuances of common stock	13,190	39,624	796

Net cash provided by financing activities	13,190	39,930	25,876

Net increase (decrease) in cash and cash equivalents	10,291	(21,610)	27,845
Cash and cash equivalents at beginning of period	14,429	36,039	8,194

Cash and cash equivalents at end of period	$24,720	$14,429	$36,039

See accompanying notes.

Novacea, Inc.

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies

Novacea, Inc. (the “Company”) is a biopharmaceutical company focused on in-licensing, developing and commercializing novel therapies for the treatment of cancer. The Company was founded in February 2001, incorporated in the State of Delaware, and is located in California. The Company’s product portfolio features two clinical-stage oncology product candidates with worldwide rights, Asentar™ and AQ4N, each of which is a potential treatment for certain types of cancer. In May 2007, the Company signed an exclusive worldwide license agreement with Schering Corporation (“Schering”) for the development and commercialization of Asentar™. During the year ended December 31, 2007, the Company recorded material amounts of collaboration revenue and, as such, emerged from the development stage. The Company continues to be primarily involved in performing research and development activities, hiring personnel, licensing new products, and raising capital to support and expand these activities.

Reverse Stock Split

In March 2006, the Company’s board of directors approved a 1-for-3.5 reverse stock split of the Company’s common and convertible preferred stock, which was approved by the Company’s stockholders in April 2006. Such reverse stock split was effective on May 3, 2006. All share and per share amounts contained in the accompanying financial statements were retroactively adjusted to reflect the reverse stock split.

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

Management determines the appropriate classification of securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. The Company has classified its entire investment portfolio as available-for-sale. Management views its investment portfolio as available for use in current operations and, accordingly, has reflected all such investments as current assets although the stated maturity of individual investments may be one year or more beyond the balance sheet date. Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses reported in “Accumulated other comprehensive income (loss)” as a separate component of stockholders’ equity. The cost of securities in this category is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in “Interest and other income, net.”

Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in interest and other income, net. When securities are sold, any associated unrealized gain or loss recorded as a separate component of stockholders’ equity is reclassified out of stockholders’ equity on a specific-identification basis and recorded in earnings for the period. Realized gains and losses on available-for-sale securities for the periods presented were not significant.

Concentration of Credit Risk

Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company’s investment policy restricts investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of the investment policy are as follows: preservation of capital; fulfillment of liquidity needs; above-market returns versus industry averages; and fiduciary control of cash and investments. The Company’s exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of the Company’s investments are in short-term debt securities.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are stated at cost, less accumulated amortization, and amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the lease term of five years.

Long-Lived Assets

Long-lived assets include property and equipment and purchased licensed patent rights. The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2007, there have been no such impairments.

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

•

Revenue from reimbursement for the Company’s R&D efforts and commercialization-related services is recognized as the related costs are incurred. Such reimbursement is based upon direct costs incurred by the Company and negotiated rates for full time equivalent employees that are intended to approximate the Company’s actual costs. Differences, if any, between actual reimbursement and estimated reimbursement are reconciled and adjusted in the period which they become known, typically the following quarter. The Company’s costs associated with these R&D efforts are included in research and development expenses.

•

Payments received that are related to substantive, performance-based “at-risk” milestones are recognized as revenue upon achievement of the milestone or event specified in the underlying contracts, which represents the culmination of the earnings process. Amounts received in advance, if any, are recorded as deferred revenue until the milestone is reached.

Comprehensive Loss

Comprehensive loss is composed of net loss and unrealized gains/losses on cash equivalents and marketable securities.

Stock-Based Compensation

Through December 31, 2005, the Company followed the intrinsic-value method of accounting as prescribed by the Accounting Principles Board (“APB”) Opinion No. 25. Under APB Opinion No. 25, compensation expense for employee stock options is based on the excess, if any, on the date of grant of the fair value of the Company’s common stock and the option exercise price. In December 2004, the Financial Accounting Standards Boards (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R requires companies to recognize an expense for share-based payment arrangements, including stock options and employee stock purchase plans, as of the beginning of the first fiscal year that starts after June 15, 2005. On January 1, 2006, the Company adopted SFAS No. 123R using the prospective transition method. Under the prospective transition method, beginning January 1, 2006, employee stock-based compensation cost recognized includes: (a) compensation cost for all stock-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value of those awards in accordance with the provisions of APB No. 25, and (b) compensation cost for all stock-based payment awards granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

The following table presents the calculation of historical and basic and diluted net loss per share (in thousands, except per share amounts):

	Years ended December 31,
	2007	2006	2005
Historical:
Net loss	$(32,531)	$(29,628)	$(23,805)

Weighted-average number of common shares outstanding	24,210	15,346	1,558
Less: Weighted-average common shares subject to repurchase	(52)	(355)	(160)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	24,158	14,991	1,398

Basic and diluted net loss per share	$(1.35)	$(1.98)	$(17.03)

The following outstanding options, unvested restricted stock units, common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Years ended December 31,
	2007	2006	2005
Options to purchase common stock	3,411	2,314	1,761
Unvested restricted stock units	495	—	—
Common stock subject to repurchase (weighted average basis)	52	355	160
Convertible preferred stock (as converted basis, until completion of the Company’s IPO in May 2006)	—	14,240	14,204

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

Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (SFAS No. 141R). In December 2007, the FASB issued SFAS No. 141R. SFAS No. 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination and requires the acquirer to disclose information it needs to evaluate and understand the financial effect of the business combination. As SFAS No. 141R is effective for business combinations for which the acquisition date is on or after December 15, 2008. The Company has not yet evaluated whether SFAS 141R will have a material impact to our prospective financial statements.

2. Cash, Cash Equivalents and Marketable Securities

The following is a summary of the fair value of cash and cash equivalents and available-for-sale securities (in thousands):

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$1,051	$—	$—	$1,051
Government and municipal obligations	—	—	—	—
Corporate debt securities	77,639	215	(7)	77,847
Money market funds	15,709	—	—	15,709

Total	$94,399	$215	$(7)	$94,607

Reported as:
Cash and cash equivalents	$24,720	$—	$—	$24,720
Marketable securities	69,679	215	(7)	69,887

Total	$94,399	$215	$(7)	$94,607

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$350	$—	$—	$350
Government and municipal obligations	910	—	—	910
Corporate debt securities	51,221	20	(2)	51,239
Money market funds	12,080	—	—	12,080

Total	$64,561	$20	$(2)	$64,579

Reported as:
Cash and cash equivalents	$14,429	$—	$—	$14,429
Marketable securities	50,132	20	(2)	50,150

Total	$64,561	$20	$(2)	$64,579

At December 31, 2007, approximately $93.6 million of available-for-sale securities mature within one year of the balance sheet date. The average maturity of available-for-sale securities was approximately four months.

As of December 31, 2007, there were no available-for-sale securities that were in a continuous unrealized loss position for more than twelve months. The Company does not expect current credit market conditions to materially impact the fair value of its investment portfolio.

3. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006
Computer equipment and software	$782	$417
Furniture and fixtures	736	115
Leasehold improvements	113	—

	1,631	532
Less accumulated depreciation and amortization	(533)	(382)

Property and equipment, net	$1,098	$150

Depreciation and amortization expense for property and equipment for the years ended December 31, 2007, 2006 and 2005 was $151,000, $122,900 and $111,800, respectively.

4. Commitments and Contingencies

In June 2007, the Company entered into an operating lease for new corporate facilities located in South San Francisco, California. The lease for the new corporate facilities is non-cancelable and has a five-year term with a total obligation of $3.6 million. The Company moved into the new corporate facilities in October 2007. The Company may extend the lease term for an additional five year period following expiration of the original five-year term. The lease provides for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of an extension, market adjusted rates. Rent expense is recognized on a straight line basis over the term of the lease. As of December 31, 2007, the Company maintained a security deposit of $0.8 million required under conditions of the lease, which was recorded as a noncurrent asset on the Company’s balance sheet.

Aggregate future minimum lease payments under the operating lease are as follows (in thousands):

Year Ending December 31,
2008	$688
2009	709
2010	730
2011	752
2012	576

$3,455

Rent expense, net of sublease income, was approximately $774,000, $474,000 and $436,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Pursuant to the terms of our agreement with Plantex USA Inc., under certain circumstances we may incur annual purchase obligations in connection with Plantex’s obligation to supply the Company with calcitriol, the active ingredient in Asentar™, for use in clinical trials and other development activities and for commercial sale. This contingency totals approximately $2.4 million in 2008 through 2010.

The Company is subject to various claims and assessments in the ordinary course of business. None of these matters are expected to have a material adverse effect on the Company’s financial position or results of operations.

5. Collaboration Agreements

Aventis. In each of August 2002 and 2003, the Company entered into agreements with Aventis under which Aventis agreed to provide grant revenue payments totaling up to $3.0 million and up to $0.4 million, respectively, to the Company. The grant revenues provide for partial reimbursement of approved costs incurred, as defined in the agreements, and are contingent upon the achievement of milestones regarding the progress of two clinical trials involving Asentar™ and Aventis’ Taxotere® oncology product. The Company is required to provide Aventis with a final report for both of the clinical trials upon their completion. Under the agreements, Aventis has no product rights to Asentar™. However, Aventis does have co-ownership rights to certain inventions that arose from the Company’s Phase 2 clinical trial involving the use of Asentar™ and Taxotere in the treatment of patients with androgen-independent prostate cancer, or AIPC.

The Company recorded revenue under the two agreements with Aventis of zero, $0.4 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. From inception, the costs incurred under the collaboration agreements have exceeded the revenues recognized.

Schering Corporation. In May 2007, the Company signed an exclusive worldwide License, Development and Commercialization Agreement with Schering Corporation, a wholly-owned subsidiary of Schering-Plough Corporation (“Schering”), for the development and commercialization of Asentar™ (the “Collaboration Agreement”) in androgen-independent prostate cancer, or AIPC, earlier stages of prostate cancer, and other types of cancers, including pancreatic cancer.

The Collaboration Agreement became effective on June 26, 2007, following clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In July 2007, the Company received non-refundable upfront payments from Schering totaling $60 million, of which $35 million was reimbursement for past research and development expenses and $25 million was a license fee. The Company is also eligible to receive up to $380 million in pre-commercial milestone payments, as well as royalties on worldwide sales of Asentar™ based on tiered royalty percentage rates that range from the high teens to the mid-twenties, depending on annual product sales levels. The Company is recognizing revenues from the upfront payments ratably over an estimated six-year development period starting on June 26, 2007 and ending in June 2013.

The Company recorded revenue under the agreement with Schering of $16.7 million during the year ended December 31, 2007. The revenue recognized in connection with the upfront payment in the year ended December 31, 2007 was $5.2 million. Revenue from reimbursement for the Company’s R&D efforts on Asentar™ is recognized as the related costs are incurred. The revenue from reimbursement for the Company’s R&D efforts on Asentar™ during the year ended December 31, 2007 was $11.5 million. All payments received from Schering are non-refundable.

Under the terms of the Collaboration Agreement, the Company and Schering established a joint development committee and joint commercialization committee, which are responsible for reviewing the development and commercialization activities, respectively, of the collaboration. The Company and Schering have agreed on an initial development plan (the “Core Development Plan”) and a Forward Development Plan governing the development of the products licensed under the Collaboration Agreement. The Company has the right, but not an obligation, to participate in these joint committees and Schering has final decision-making authority with respect to the development and commercialization of Asentar™.

In July 2007, pursuant to the terms of the Collaboration Agreement, the Company sold to Schering 1,490,868 shares of its common stock for cash of $8.05 per share, for an aggregate purchase price of $12.0 million under a Common Stock Purchase Agreement.

In November 2007, the Company ended its ASCENT-2 Phase 3 clinical trial of Asentar™ for treatment of AIPC due to an unexplained imbalance of deaths between the treatment and control arms of the trial. As a precautionary measure, the Company also suspended enrollment in its Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and in each of the other ongoing investigator-sponsored trials involving the use of Asentar™. Together with Schering, the Company is reviewing and analyzing the data from the ASCENT-2 Phase 3 clinical trial in an attempt to determine the reason for the higher number of deaths in the treatment arm and, depending on the results of this analysis the Company intends to decide with Schering whether or not to continue development efforts with respect to Asentar™. If development efforts on Asentar™ under the Collaboration Agreement are discontinued, the Company would no longer recognize revenue from Schering related to the reimbursement of its related development efforts other than for the costs incurred by the Company for the wind-down of activities for the then ongoing Asentar™ development programs. Additionally, in this situation, the period over which the Company is currently recognizing revenues from the upfront payments received from Schering, which is currently estimated to be six years and represents the estimated period for which the Company believes it has significant obligations under the Collaboration Agreement, may be shortened to reflect any reduced future development period. The deferred revenue related to the upfront payments from Schering as of December 31, 2007, was $54.8 million.

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

6. Licensed Technology

Oregon Health & Science University. In June 2001, the Company entered into an exclusive, worldwide license with Oregon Health & Science University, or OHSU, to utilize specific technology under patent rights and know-how related to the use of calcitriol and its analogs. In connection with entering into this license, the Company issued 228,571 shares of its common stock to OHSU. Because the technology licensed related to a patent application for a method of use utilized in research and development and there was no alternative future use for the technology, the Company recorded the fair value of the licensed technology as $120,000, based on the fair value of the shares issued, as research and development expense. In connection with the Collaboration Agreement with Schering, the Company amended and restated its exclusive license agreement with OHSU in May 2007. Under the amended OHSU License Agreement, the Company paid OHSU in September 2007 a sublicensing fee of $3.8 million, equal to 15% of the $25 million license fee received under the Collaboration Agreement with Schering which was a provision under the original OHSU License Agreement. This amount was recorded as research and development expense because the technology rights are being utilized in research and development, and it is not clear that an alternative future use exists for such technology. As of December 31, 2007 and under the terms of the agreement, the Company may be obligated in the future to make certain milestone payments to OHSU of up to an aggregate of $0.6 million, which milestone payments are contingent upon the occurrence of certain clinical development and regulatory events related to Asentar™. Payments to OHSU that relate to pre-approval development milestones are recorded as research and development expense when incurred. The Company is obligated to pay to OHSU certain royalties on net sales of Asentar™, which royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell Asentar™. The Company has agreed to pay OHSU a certain percentage of any sub-license revenues that the Company receives. The Company has also agreed to reimburse OHSU for all reasonable fees and costs related to the preparation, filing, prosecution and maintenance of the patent rights underlying the agreement, and the Company has agreed to indemnify OHSU and certain of its affiliates against liability arising out of the exercise of patent rights under the agreement. Furthermore, in addition to customary termination provisions for breach or bankruptcy, OHSU may also terminate the license agreement if the Company does not proceed reasonably with the development and practical application of the products and processes covered under the license or does not keep the products and processes covered under the license reasonably available to the public after commencing commercial use.

University of Pittsburgh. In July 2002, the Company acquired an exclusive, worldwide license from the University of Pittsburgh of the Commonwealth System of Higher Education, or University of Pittsburgh, to utilize specific technology under certain patent rights and know-how related to the use of calcitriol, and its derivatives and analogs, with certain chemotherapies. In exchange for this license, the Company issued 14,285 shares of common stock and paid cash consideration of $100,000 to the University of Pittsburgh. The Company capitalized the licensed patent rights of $109,000, included in “Other assets” on the accompanying balance sheet, and is amortizing the asset on a straight-line basis over the estimated useful life of the patents, or approximately 15 years. The net carrying value of the licensed patent rights at December 31, 2007 and 2006 was $73,000 and $80,000, respectively. The amortization expense of the licensed patent rights was $7,000 for each of the years ended December 2007, 2006 and 2005, and is expected to be $7,000 per year through 2017. In addition, the Company is obligated to issue an additional 14,285 shares of its common stock to the University of Pittsburgh upon the issuance of certain claims included in one of several U.S. patents that are subject to this license. Under the terms of the agreement, the Company is obligated to pay the University of Pittsburgh certain royalties on net sales of Asentar™ when used in combination with certain chemotherapies. The royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell Asentar™. In connection with the Schering Collaboration Agreement, the Company amended and restated its license agreement with the University of Pittsburgh of the Commonwealth of Higher Education in May 2007. Under the amended University of Pittsburgh License Agreement, the Company paid in August 2007 a sublicensing fee of $1.3 million, equal to 5% of the $25 million license fee received under the Collaboration Agreement with Schering, effective in June 2007, which was a provision under the original University of Pittsburgh License Agreement. The sublicensing fee was recorded as research and development expense during the year ended December 31, 2007, because the technology rights are being utilized in research and development, as we do not believe that an alternative future use exists for such technology. As of December 31, 2007 and under the terms of the agreement, the Company may be obligated through 2012 to make certain minimum royalty payments to the University of Pittsburgh of up to an aggregate of $1.2 million, which royalty payments are contingent upon continuation of the license agreement and are creditable against the Company’s other royalty obligations that are actually due in any calendar year. This minimum royalty payment obligation began in July 2003. Minimum royalty payments to the University of Pittsburgh in advance of Asentar™ marketing approval are recorded as research and development expense when incurred. The Company has agreed to pay the University of Pittsburgh a certain percentage of any sub-license revenues that the Company receives. The Company has also agreed to reimburse the University of Pittsburgh for all reasonable fees and costs related to the filing prosecution and maintenance of the patent rights underlying the agreement.

KuDOS Pharmaceuticals Limited. In December 2003, the Company entered into a license agreement with KuDOS Pharmaceuticals Limited, or KuDOS, which was acquired in early 2006 by AstraZeneca PLC. Under this license agreement, the Company obtained exclusive, royalty-bearing licenses to certain KuDOS patents and know-how acquired or to be acquired by KuDOS from a third party to the Company’s AQ4N product candidate for all human therapeutic, prophylactic and diagnostic uses in the United States, Canada and Mexico. The Company also received a sub-license to certain patents relating to AQ4N from a third party licensor to KuDOS. Upon signing the agreement in December 2003, the Company paid KuDOS an up-front fee of $1.0 million. Additionally, the Company made a $1.0 million milestone payment to KuDOS in 2004. Each of the two payments was recorded as research and development expense in the period because the licensed technology was incomplete and had no alternative future use. Payments to KuDOS that relate to pre-approval development milestones are recorded as research and development expense when incurred.

In April 2007, the Company terminated the December 2003 license agreement under which it licensed KuDOS’ North American rights to AQ4N and entered into a worldwide license agreement directly with the primary licensor to KuDOS, BTG International Limited. Relatedly, in April 2007, the Company entered into an assignment of KuDOS’ ownership of rights, title and interests in patents and know-how related to AQ4N. As of December 31, 2007 and under the terms and conditions of the assignment agreement, the Company may be obligated in the future to make a payment to KuDOS of $5.0 million upon achievement of a certain milestone tied to the Company’s AQ4N sales reaching a specified dollar level. No future pre-approval development milestones or royalties will be due to KuDOS under this agreement.

BTG International Limited. In April 2007, the Company entered into a novation and license agreement with BTG International Limited, or BTG, the primary licensor to KuDOS regarding AQ4N. The Company acquired the worldwide, exclusive rights to patents and know-how for the development, manufacture and use of AQ4N for the diagnosis, treatment and prevention of human diseases. In May 2007, the Company paid BTG $1.4 million as an up-front payment, which was recorded as a research and development expense. Under the terms and conditions of the agreement, the Company is obligated to pay BTG approximately £50,000 (approximately $0.1 million) per year beginning in 2008 until the Company receives regulatory approval for

AQ4N. Further, under the agreement, the Company may be obligated in the future to make certain milestone payments to BTG up to approximately £6.0 million (approximately $11.9 million), which are contingent upon the occurrence of certain clinical development and regulatory events related to AQ4N. Payments to BTG that relate to pre-approval development milestones will be recorded as research and development expense when incurred. In addition, the Company is obligated to pay BTG certain annual royalties based on net sales of AQ4N, which are subject to annual minimum royalty payment amounts, and which royalty rate may be reduced in the event that we must pay certain additional royalties under patent licenses to third parties in order to manufacture, use or sell AQ4N. The Company also agreed to pay BTG a certain percentage of any sub-license revenues that the Company receives. The license agreement will terminate on a country-by-country basis on the expiration date in the applicable country of the last-to-expire patent licensed to the Company under the agreement. In addition to customary termination provisions, including breach of the agreement and bankruptcy, BTG may terminate the license agreement if the Company directly or indirectly opposes or assists any third party in opposing BTG’s patents. The Company may terminate the agreement by giving notice to BTG at any time, which termination shall be effective six months after such notice and upon transfer of ownership to BTG or its designee of certain rights as required by the agreement, subject to certain payments. As of December 31, 2007, the only payment that the Company has made to BTG is the up-front payment of $1.4 million.

7. Convertible Preferred Stock and Stockholders’ Equity

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

Stock Option Plans

2006 Incentive Award Plan

In March 2006, the Company’s board of directors adopted the 2006 Incentive Award Plan (the “2006 Plan”), which was approved by the Company’s stockholders in April 2006. The 2006 Plan is intended to serve as the successor equity incentive program to the Amended 2001 Stock Option Plan (the “2001 Plan”). The 2006 Plan became effective upon the completion of the Company’s initial public offering, at which time options could no longer be granted under the 2001 Plan, and the 2006 Plan will terminate on the earlier of (i) ten years after its approval by the Company’s stockholders or (ii) when the Company’s compensation committee, with the approval of the Company’s board of directors, terminates the 2006 Plan. The 2006 Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock, performance share awards, performance stock units, dividend equivalents, restricted stock units, stock payments, deferred stock, performance-based awards and stock appreciation rights. In the years ended December 31, 2007 and 2006, the Company granted both non-qualified and incentive stock options under the 2006 Plan. The employee stock options generally vest over four years, are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are issued and are granted at prices equal to the fair value of our common stock on the grant date. In the year ended December 31, 2007, the Company granted restricted stock units under the 2006 Plan. The restricted stock units generally vest over two years. Stock option and restricted stock units exercises are settled with newly issued common stock from the 2006 Plan’s previously authorized and available pool of shares. A total of 2,500,000 shares of common stock have been authorized for issuance pursuant to the 2006 Plan, plus the number of shares of the Company’s common stock available for issuance under the 2001 Plan that are not subject to outstanding options, as of the effective date of the 2006 Plan. In addition, the number of shares of common stock reserved for issuance under the 2006 Plan will increase automatically on the first day of each fiscal year, beginning in 2007, by a number of shares equal to the least of: (i) 4.5% of shares of the Company’s common stock outstanding on a fully diluted basis on such date; (ii) 2,000,000 shares; or (iii) a smaller number determined by the Company’s board of directors.

The Company’s 2006 Plan provides for grants of restricted stock units to employees as part of the Company’s long-term incentive compensation program. During the year ended December 31, 2007, the Company’s board of directors approved grants totaling 657,000 restricted stock units to its employees, including executive officers. Restricted stock units have no exercise price, are valued using the closing market price on the date of grant and vest as determined by the board of directors, typically in annual tranches over a two- or three-year period at different rates. Restricted stock units granted under the 2006 Plan expire no more than ten years after the date of grant. At December 31, 2007, 495,000 restricted stock units remain unvested and outstanding.

At December 31, 2007 and 2006, a total of 4,106,851 and 2,957,136 shares of common stock, respectively, had been authorized for issuance under the 2006 Plan. The 2006 Plan is the successor equity incentive program to the Amended 2001 Stock Option Plan. The 2006 Incentive Award Plan became effective upon the completion of the Company’s initial public offering, at which time options could no longer be granted under the Amended 2001 Stock Option Plan.

2001 Stock Option Plan

In 2001, the Company’s board of directors and stockholders adopted the 2001 Plan. This plan provides for the granting of incentive and non-statutory stock options to employees, officers, directors, and non-employees of the Company. Incentive stock options may be granted with exercise prices of not less than fair value, and non-statutory stock options may be granted with an exercise price of not less than 85% of the fair value of the common stock on the date of grant. Stock options granted to a stockholder owning more than 10% of voting stock of the Company must have an exercise price of not less than 110% of the fair value of the common stock on the date of grant. In the years ended December 31, 2006 and 2005, the Company granted both non-qualified and incentive stock options under the 2001 Plan. The employee stock options generally vest over four years, are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are issued and are granted at prices equal to the fair value of our common stock on the grant date. Stock option exercises were settled with newly issued common stock from the 2001 and 2006 Plans’ previously authorized and available pool of shares. At December 31, 2007, there are no shares available for future grant under this plan.

2006 401(k) Plan

The Company maintains a 401(k) Plan that is a defined contribution plan intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended. All employees who are 21 years of age or older and have been employed by the Company for at least 1 month are eligible to participate. The Company’s 401(k) Plan is a discretionary contribution plan, whereby participants may voluntarily make pre-tax contributions to the 401(k) plan of up to a maximum statutory limit. The 401(k) plan provides for discretionary matching contributions in the form of shares of common stock or cash. Under the 401(k) Plan, each employee is fully vested in his or her deferred salary contributions. For the plan years ending December 31, 2007 and 2006, the Company’s board approved a 50% matching contribution on pretax deferrals made by each participant. For each of the years ended December 31, 2007 and 2006, the Company recorded compensation expense of $0.3 million for the Company’s 50% common stock matching contribution. The Company did not make any matching contributions during the year ended December 31, 2005.

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

The components of the stock-based compensation for employees and non-employees recognized in the Company’s statements of operations are as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Research and development	$1,145	$404	$138
General and administrative	3,485	1,343	404

Total stock based compensation	$4,630	$1,747	$542

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

The Company determined in 2005 that, for accounting purposes, the estimated fair value of the Company’s common stock was greater than the exercise price for certain options granted to employees during 2005. The Company recorded deferred stock-based employee compensation of $2.6 million for these options as a component of stockholders’ equity, which is being amortized as a non-cash expense, as adjusted by unvested options cancelled as a result of employee terminations, over the vesting period of the applicable option, which is generally four years, on a straight line basis. As such, for the year ended December 31, 2007, the Company recorded amortization expense of $365,000 and reversed $633,000 of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations. The expected future amortization expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

Year ending December 31,
2008	$162
2009	108

$270

Employee Stock-Based Awards Granted On or Subsequent to January 1, 2006

Compensation cost for employee stock-based awards granted on or after January 1, 2006, the date the Company adopted SFAS No. 123R, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and is recognized over the vesting period of the applicable award on a straight-line basis. During the year ended December 31, 2007, the Company issued employee stock-based awards in the form of stock options and restricted stock units. During the year ended December 31, 2006, the Company issued employee stock-based awards in the form of stock options.

The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions:

	Years ended December 31,
	2007	2006
Stock Option Plans
Weighted-average expected term	6.1 years	6.1 years
Expected volatility	70.7%	72.4%
Risk-free interest rate	4.0%	4.8%
Dividend yield	0.0%	0.0%

Weighted-Average Expected Term. Under the Company’s Stock Option plans, the expected term of options granted is determined using the “shortcut” method, as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 107. Under this approach, the expected term is presumed to be the average of the vesting term and the contractual term of the option. The shortcut approach is not permitted for options granted, modified or settled after December 31, 2007.

Volatility. Since the Company is a reasonably new public entity with limited historical data regarding the volatility of its common stock, the expected volatility used for 2007 and 2006 is based on volatility of similar entities, referred to as “guideline” companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

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

Forfeitures. SFAS No. 123R also requires the Company to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The Company’s estimated annual forfeiture rate is approximately 12.6%. If the Company’s actual forfeiture rate is materially different from the above estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

As of December 31, 2007, there was $7.5 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested employee stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted average period of 3 years. As of December 31, 2007, there was $2.4 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested restricted stock units granted to employees after January 1, 2006, which are expected to be recognized over a weighted average period of 2 years.

Stock Option and Restricted Stock Unit Activity

The following table summarizes option and restricted stock unit activity under the Company’s plans including stock options granted to non-employees:

	Shares Available for Grant	Options Outstanding	Option Weighted- Average Exercise Price per Share
	(in thousands, except per share amounts)
Balance at December 31, 2004	429	1,775	$1.12
Additional shares authorized	500	—	—
Options granted	(767)	767	2.27
Options exercised	—	(614)	1.30
Shares repurchased	—	(2)	1.05
Options canceled	165	(165)	1.15

Balance at December 31, 2005	327	1,761	1.56
Additional shares authorized	2,500	—	—
Options granted	(929)	929	6.38
Options exercised	—	(223)	1.83
Options canceled	153	(153)	2.45

Balance at December 31, 2006	2,051	2,314	3.42
Additional shares authorized	1,151	—	—
Options granted	(2,936)	2,936	4.75
Restricted stock units granted	(657)	—	—
Options exercised	—	(750)	1.59
Options canceled or forfeited	1,089	(1,089)	6.54
Restricted stock units cancelled	102	—	—

Balance at December 31, 2007	800	3,411	3.99

The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $348,000, $367,000, and $754,000, respectively. The amount of cash received from exercise of stock options during the years ended December 31, 2007, 2006 and 2005 was $1,189,000, $410,000, and $796,000, respectively. At December 31, 2007, the aggregate intrinsic value of the stock options outstanding was $0.9 million. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 was $9.5 million, $4.0 million and $1.2 million, respectively.

Restricted stock units and stock options granted to certain executive officers of the Company contained an accelerated vesting feature, which was reached upon effective date of the Collaboration Agreement with Schering in June 2007 and resulted in additional stock based compensation of $0.6 million recorded in the year ended December 31, 2007.

At December 31, 2007, 1,234,000 of the outstanding options to purchase shares of common stock of the Company were exercisable at a weighted average price per share of $3.83. The options outstanding as of December 31, 2007 are summarized in the following table:

Exercise Price per Share	Number of Options Outstanding	Number of Options Vested	Weighted- Average Remaining Contractual Life
	(in thousands)		(in years)
$0.53	62	62	3.99
$0.63	2	2	4.41
$1.05	46	46	5.31
$1.30	274	274	6.26
$1.58	46	46	7.36
$1.93	83	83	7.70
$2.81	400	—	9.90
$3.03	1,201	—	9.95
$5.25	70	70	7.92
$5.90	386	180	9.05
$6.17	250	212	8.97
$6.21	98	67	8.70
$6.50	369	187	8.36
$6.82	14	—	9.12
$7.23	20	5	8.88
$7.90	35	—	9.72
$8.46	42	—	9.32
$9.39	13	—	9.49

	3,411	1,234

Options granted under the Amended 2001 Stock Option Plan may be exercised prior to vesting, with the underlying shares subject to the Company’s right of repurchase, which lapses over the vesting term. In accordance SFAS No. 123R, the shares purchased by the employees pursuant to the early exercise of stock options are not deemed to be issued until those shares vest. Therefore, cash received in exchange for exercised and unvested shares related to stock options granted after that date is recorded as a liability for early exercise of stock options on the accompanying balance sheets, and will be transferred into common stock and additional paid-in capital as the shares vest. In addition to the options outstanding as reflected in the above tables, at December 31, 2007 and December 31, 2006, there were 20,903 and 233,490 shares of common stock subject to repurchase at prices ranging from of $1.05 to $5.25 per share under option grants made after March 21, 2002, for which the Company recorded $39,000 and $376,000, respectively, as liabilities. Such shares will be reflected as shares outstanding when the shares vest.

Modification of Employee Stock-Based Awards

On December 13, 2006, the Company entered into a General Release and Separation Agreement (the “Separation Agreement”) with its former Chief Executive Officer, which agreement was effective December 20, 2006. In the year ended December 31, 2006, the Company recorded compensation cost of $0.9 million for payments and benefits received by the former Chief Executive Officer pursuant to his Separation Agreement, equal to (i) several cash payments in the total amount of $0.5 million paid over the year ended December 31, 2007, and (ii) stock-based compensation cost of $0.4 million resulting from the acceleration of vesting terms associated with options outstanding to purchase 80,125 shares of common stock. The former Chief Executive Officer exercised his vested stock options before December 31, 2007.

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

Non-employee Stock Option Awards

During the year ended December 31, 2006 the Company has granted options to non-employees to purchase 6,856 shares of common stock at exercise prices of $6.50 per share. During the year ended December 31, 2007, the Company did not grant any new non-employee options to purchase shares of common stock. The Company remeasures the non-employee options as they vest using the Black-Scholes valuation model, using a volatility rate of 70.7%, an expected life representing the remaining contractual life, which ranges from 1 to 10 years, an expected dividend yield of 0% and a weighted average risk-free interest rate of 4.0%.

Shares Reserved for Future Issuance

At December 31, 2007, the Company had shares reserved for future issuance as follows (in thousands):

Stock option plans:
Outstanding stock options	3,411
Reserved for future grants	800
Outstanding restricted stock units	555

Total	4,766

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Federal and state net operating losses	$33,057	$34,181
Deferred revenues	12,741	—
Research credits	2,596	1,820
Stock-based compensation	1,553	465
Other	523	925

Total deferred tax assets	50,470	37,391
Valuation allowance	(50,470)	(37,391)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $13.1 million and $11.8 million for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $83.1 million and research credits of approximately $2.3 million, which will expire beginning in the year 2021. The Company also had state net operating loss carry-forwards of approximately $82.5 million, which expires beginning in 2013. The Company also had state research credits of approximately $2.2 million, which have no expiration date.

Utilization of the net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carry-forwards and credits before utilization.

The Company is tracking a portion of its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to SFAS No. 123R. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to SFAS No. 123R, the benefit of these stock options will only be recorded to equity when they reduce cash taxes payable. As of December 31, 2007 the portion of the stock option benefit which will be recorded to stockholders’ equity is approximately $73,000.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. As of the date of adoption, the Company recorded a $1.2 million reduction to deferred tax assets and the associated valuation allowance for unrecognized tax benefits. If the unrecognized tax benefits were recognized, there would be no impact on the effective tax rate. Our policy is to record interest and penalties in tax expense in the statements of operations and none have been recorded. We do not expect any material changes to the unrecognized tax benefit during 2008.

The Company files U.S. and state income tax returns with varying statutes of limitations. The tax years from inception in 2001 forward remain open to examination due to the carryover of unused net operating losses and tax credits.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance as of January 1, 2007	$1,250
Increases related to current year tax positions	85

Balance as of December 31, 2007	$1,335

9. Unaudited Financial Information

Quarterly Results of Operations

The following table presents our unaudited statements of operations data for each of the eight quarters in the period ended December 31, 2007. The information has been presented on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

Unaudited Quarterly Results of Operations

(in thousands, except per share amounts)

	Three Months Ended
	Dec 31, 2007	Sept 30, 2007	June 30, 2007	March 31, 2007	Dec 31, 2006	Sept 30, 2006	June 30, 2006	March 31, 2006
Collaboration revenue	$7,981	$8,566	$136	$—	$—	$—	$—	$371
Operating expenses:
Research and development	7,507	9,552	11,444	7,552	4,971	4,742	5,508	6,588
General and administrative	4,386	3,634	5,384	3,875	3,754	3,175	2,626	1,751

Total operating expenses	11,893	13,186	16,828	11,427	8,725	7,917	8,134	8,339

Loss from operations	(3,912)	(4,620)	(16,692)	(11,427)	(8,725)	(7,917)	(8,134)	(7,968)
Interest and other income, net	1,284	1,383	665	788	909	977	735	495

Net loss	$(2,628)	$(3,237)	$(16,027)	$(10,639)	$(7,816)	$(6,940)	$(7,399)	$(7,473)

Net loss per share, basic and diluted	$(0.10)	$(0.13)	$(0.69)	$(0.46)	$(0.34)	$(0.30)	$(0.60)	$(4.75)

Shares used in computing basic and diluted net loss per share	25,262	24,923	23,303	23,095	22,922	22,903	12,425	1,572

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: Our Chief Executive Officer and Chief Financial Officer reviewed and evaluated our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports we file under the Exchange Act.

(b) Management’s Annual Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our financial statements included in this report on Form 10-K and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Their report on the audit of internal control over financial reporting appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Novacea, Inc.

We have audited Novacea, Inc.’s internal control over financials reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Novacea, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Novacea, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSCO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Novacea, Inc. as of December 31, 2007 and 2006, and the related statements of operations, convertible preferred stock and stockholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 14, 2008

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

(a)(1) Financial Statements

See Index to Financial Statements under Item 8 on page 66.

(a)(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a)(3) Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this report.

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Novacea, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on May 2, 2006).

3.2	Amended and Restated Bylaws of Novacea, Inc. (incorporated by reference to Exhibit 3.5 to Amendment No. 3 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on May 2, 2006).

4.1	Specimen Common Stock certificate of Novacea, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on April 14, 2006).

4.2	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea, Inc. and purchasers of Series A, Series B and Series C Preferred Stock (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on February 10, 2006).

10.1	Novacea, Inc. 2001 Stock Option Plan and forms of agreements relating thereto (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on February 10, 2006).

10.2	Novacea, Inc. 2006 Equity Incentive Plan, as amended, and forms of agreements relating thereto (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on April 2, 2007).

10.3	Form of Indemnification Agreement made by and between Novacea, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on May 2, 2006).

10.4 †	Amended and Restated Exclusive License Agreement, dated as of May 25, 2007, by and between the Oregon Health & Science University and Novacea, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed on November 28, 2007).

10.5 †	Amended and Restated License Agreement, dated as of May 24, 2007, by and between the University of Pittsburgh of the Commonwealth System of Higher Education and Novacea, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2007).

10.6 †	License Agreement, dated as of December 3, 2003, by and between Novacea, Inc. and KuDOS Pharmaceuticals Limited (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on February 10, 2006).

Exhibit No.	Description of Exhibit
10.7	Agreement, dated as of August 5, 2002, by and between Novacea, Inc. and Aventis Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on February 10, 2006).

10.8	Agreement, dated as of August 4, 2003, by and between Novacea, Inc. and Aventis Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on February 10, 2006).

10.9†	Amended and Restated Supply Agreement, dated as of May 25, 2007, by and between Plantex USA, Inc. and Novacea, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed on September 28, 2007).

10.10	Office Lease, by and between Kashiwa Fudosan America, Inc. and Novacea, Inc. dated as of May 15, 2007.

10.11	Executive Severance Benefits Agreement by and between Edward F. Schnipper, M.D. and Novacea, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2007).

10.12	Offer Letter by and between Edward F. Schnipper, M.D. and Novacea, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 27, 2007).

10.13	Executive Severance Benefits Agreement by and between Edward C. Albini and Novacea, Inc. (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on April 14, 2006).

10.14	Amendment to Executive Severance Benefits Agreement by and between Edward C. Albini and Novacea, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 18, 2007).

10.15	Executive Severance Benefits Agreement by and between Ivy Ang and Novacea, Inc. (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on April 14, 2006).

10.16	Executive Severance Benefits Agreement by and between Amar Singh and Novacea, Inc. (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to our Registration Statement on Form S-1 (SEC File No. 333-131741) filed on April 14, 2006).

10.17	Amendment to Executive Severance Benefits Agreement by and between Amar Singh and Novacea, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 18, 2007).

10.18	Amended and Restated Director Compensation Policy (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on April 2, 2007).

10.19	General Release and Separation Agreement by and between Bradford S. Goodwin and Novacea, Inc., effective as of December 12, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 18, 2006).

10.20	Amended and Restated Chief Executive Officer Agreement by and between John Walker and Novacea, Inc., dated as of September 19, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 24, 2007).

10.21††	License, Development and Commercialization Agreement, dated May 29, 2007, by and between Schering Corporation and Novacea, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2007).

10.22	Common Stock Purchase Agreement, dated May 29, 2007, by and between Schering Corporation and Novacea, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 1, 2007).

10.23 ††	Novation and License Agreement, dated April 19, 2007, by and between BTG International Limited and Novacea, Inc. (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on May 15, 2007).

10.24 ††	Assignment, dated April 19, 2007, by and between KUDOS Pharmaceuticals Limited and Novacea, Inc. (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed on May 15, 2007).

23.1	Consent of independent registered public accounting firm.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
††	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

(b) Exhibits

See Exhibits listed under Item 15(a)(3) above.

(c) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 17th day of March, 2008.

Novacea, Inc.

By:	/S/ JOHN P. WALKER
John P. Walker Chief Executive Officer

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

Signature	Title	Date

/S/ JOHN P. WALKER John P. Walker	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 17, 2008

/S/ EDWARD C. ALBINI Edward C. Albini	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008

/S/ DANIEL M. BRADBURY Daniel M. Bradbury	Director	March 17, 2008

/S/ JAMES HEALY, M.D., PH.D. James Healy, M.D., Ph.D.	Director	March 17, 2008

/S/ JUDITH A. HEMBERGER, PH.D. Judith A. Hemberger	Director	March 17, 2008

/S/ MICHAEL RAAB Michael Raab	Director	March 17, 2008

/S/ FREDERICK J. RUEGSEGGER Frederick J. Ruegsegger	Director	March 17, 2008

/S/ CAMILLE SAMUELS Camille Samuels	Director	March 17, 2008

/S/ LOWELL E. SEARS Lowell E. Sears	Director	March 17, 2008

/S/ ECKARD WEBER, M.D. Eckard Weber, M.D.	Director	March 17, 2008