Form 10-Q
period 2008-03-31
NOVACEA INC
filed 2008-05-12
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of May 8, 2008, 25,786,141 shares of our Common Stock, $.001 par value, were outstanding.

Index to Consolidated Financial Statements

Novacea, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Novacea, Inc.

Condensed Balance Sheets

(In thousands, except for share and per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$20,220	$24,720
Marketable securities	77,212	69,887
Accounts receivable	4,787	11,522
Other current assets	973	1,650

Total current assets	103,192	107,779
Property and equipment, net	1,040	1,098
Other assets	916	943

Total assets	$105,148	$109,820

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,749	$4,199
Accrued compensation	1,165	2,086
Deferred revenue	52,353	9,968
Other accrued liabilities	2,008	2,874
Liability for early exercise of stock options	30	39

Total current liabilities	59,305	19,166
Non-current deferred revenue	—	44,870
Other long-term liabilities	45	36

Total liabilities	59,350	64,072

Stockholders’ equity:
Common stock, $0.001 par value — 123,104,000 shares authorized; 25,734,559 and 25,394,852 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	26	26
Additional paid-in-capital	170,689	169,692
Deferred stock-based employee compensation	(162)	(270)
Accumulated other comprehensive income	313	208
Accumulated deficit	(125,068)	(123,908)

Total stockholders’ equity	45,798	45,748

Total liabilities and stockholders’ equity	$105,148	$109,820

See accompanying notes.

Novacea, Inc.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Collaboration revenue	$6,789	$—
Operating expenses:
Research and development	5,507	7,552
General and administrative	3,440	3,875

Total operating expenses	8,947	11,427

Loss from operations	(2,158)	(11,427)
Interest and other income, net	998	788

Net loss	$(1,160)	$(10,639)

Net loss per share, basic and diluted	$(0.05)	$(0.46)

Shares used in computing basic and diluted net loss per share	25,680	23,095

See accompanying notes.

Novacea, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(1,160)	$(10,639)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	82	42
Amortization of deferred stock-based employee compensation for employee stock options granted prior to January 1, 2006	30	120
Stock-based employee compensation expense for employee stock options and restricted stock units granted subsequent to January 1, 2006	573	567
Non-cash stock compensation related to non-employees	15	1
Non-cash expense related to settlement of the Company’s liability under 401(k) Plan	(10)	22
Changes in operating assets and liabilities:
Account receivable	6,735	—
Other current assets	677	181
Other assets	27	10
Accounts payable and accrued liabilities	(1,936)	1,901
Deferred revenue	(2,485)	—

Net cash provided by (used in) operating activities	2,548	(7,795)

Investing activities
Purchases of property and equipment	(24)	(12)
Purchases of short-term investments	(42,087)	(12,025)
Maturities of short-term investments	34,867	24,662

Net cash provided by (used in) investing activities	(7,244)	12,625

Financing activities
Proceeds from issuances of common stock, net of repurchases	196	15

Net cash provided by financing activities	196	15

Net increase (decrease) in cash and cash equivalents	(4,500)	4,845
Cash and cash equivalents at beginning of period	24,720	14,429

Cash and cash equivalents at end of period	$20,220	$19,274

See accompanying notes.

Novacea, Inc.

Notes to Condensed Financial Statements

1. Organization and Summary of Significant Accounting Policies

Novacea, Inc. (the “Company”) is a biopharmaceutical company focused on in-licensing, developing and commercializing novel therapies for the treatment of patients with cancer. The Company was founded in February 2001 and is incorporated in the State of Delaware. The Company’s product portfolio features two clinical-stage oncology product candidates with worldwide rights, Asentar™ and AQ4N, each of which is a potential treatment for certain types of cancer. In May 2007, the Company signed an exclusive worldwide license agreement with Schering Corporation (“Schering”) for the development and commercialization of Asentar™, which agreement was terminated in April 2008 (see Note 6 — “Subsequent Events”).

The Company continues to be primarily involved in performing research and development activities.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008 or for any other interim period or any other future year.

The accompanying unaudited condensed financial statements and notes to financial statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the United States Securities and Exchange Commission on March 17, 2008.

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

Fair Value Measurements

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). Effective January 1, 2008, the Company adopted SFAS No. 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.

The Company adopted the provisions of SFAS No. 157 on a prospective basis for financial assets and liabilities which require that the Company determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS No. 157. SFAS No. 157 describes three levels of inputs that may be used to measure fair value, as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations and financial condition as of and for the quarter ended March 31, 2008.

Recently Issued Accounting Pronouncement

Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (SFAS No. 141R). In December 2007, the FASB issued SFAS No. 141R. SFAS No. 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination, including capitalizing at the acquisition date the fair value of acquired in-process research and development, and requires the acquirer to disclose information it needs to evaluate and understand the financial effect of the business combination As SFAS No. 141R is effective for business combinations for which the acquisition date is on or after December 15, 2008. The Company has not yet evaluated whether SFAS 141R will have a material impact to its prospective financial statements.

2. Results of Operations

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of vested shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common securities, including options, common stock subject to repurchase, warrants and convertible preferred stock.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Historical:
Net loss	$(1,160)	$(10,639)

Weighted-average number of common shares outstanding	25,698	23,299
Less: Weighted-average common shares subject to repurchase	(18)	(204)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	25,680	23,095

Basic and diluted net loss per share	$(0.05)	$(0.46)

The following outstanding options, unvested restricted stock units, and common stock subject to repurchase were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2008	2007
Options to purchase common stock	3,464	2,848
Unvested restricted stock units	474	—
Common stock subject to repurchase (weighted average basis)	18	204

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale securities. Total comprehensive loss for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(1,160)	$(10,639)
Change in unrealized gain (loss) on available-for-sale securities	105	(8)

Comprehensive loss	$(1,055)	$(10,647)

3. Fair Value

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$9,948	$9,948	$—	$—
Commercial paper	48,834	—	48,834	—
U.S. corporate debt	9,116	—	9,116	—
U.S. government sponsored enterprise issues	26,512	—	26,512	—
U.S. treasury securities	2,749	—	2,749	—

	$97,159	$9,948	$87,211	$—

4. License and Collaboration Agreements

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

The Collaboration Agreement became effective on June 26, 2007, and in July 2007, the Company received upfront payments from Schering totaling $60 million, of which $35 million was reimbursement for past research and development expenses and $25 million was a license fee. Additionally, in July 2007, pursuant to the terms of the Collaboration Agreement, the Company sold to Schering 1,490,868 shares of its common stock for cash at $8.05 per share, for an aggregate purchase price of $12.0 million under a Common Stock Purchase Agreement.

During the three months ended March 31, 2008, the Company recorded revenue under the agreement with Schering of $6.8 million. The revenue recognized in connection with the upfront payment in the three months ended March 31, 2008 was $2.5 million, commensurate with the then estimated six year development period. Revenue from reimbursement for the Company’s R&D efforts on Asentar™ is recognized as the related costs are incurred. The revenue from reimbursement for the Company’s R&D efforts on Asentar™ during the three months ended March 31, 2008 was $4.3 million. All payments received from Schering are non-refundable.

In November 2007, the Company ended its ASCENT-2 Phase 3 clinical trial of Asentar™ for treatment of AIPC due to an unexplained imbalance of deaths between the treatment and control arms of the trial. At that time, the Company also suspended enrollment in its Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and in each of the other ongoing investigator-sponsored trials involving the use of Asentar™. Together with Schering, the Company has been reviewing and analyzing the data from the ASCENT-2 Phase 3 clinical trial in an attempt to determine the reason for the higher number of deaths in the treatment arm. On April 4, 2008, Schering delivered written notice (the “Termination Letter”) of Schering’s termination of the Collaboration Agreement (see Note 6 — “Subsequent Events”).

Through the termination date of the Collaboration Agreement, the Company had recognized revenues from the upfront payments ratably over an estimated six-year development period starting on June 26, 2007 and ending on June 30, 2013. As a result of the termination of the Collaboration Agreement, the Company anticipates that it will recognize as revenue during 2008 the remaining deferred revenue balance ($52.4 million as of March 31, 2008) related to the $60.0 million in upfront payments from Schering. Also, the Company will no longer recognize revenue from Schering related to the reimbursement of its Asentar development efforts other than for the costs incurred by the Company for the wind-down activities on the Asentar™ development programs covered by the Collaboration Agreement.

Oregon Health & Science University. As of March 31, 2008 and under the terms of the amended OHSU License Agreement, the Company may be obligated in the future to make certain milestone payments to OHSU of up to an aggregate of $0.6 million, which milestone payments are contingent upon the occurrence of certain clinical development and regulatory events related to Asentar™. The Company is obligated to pay to OHSU certain royalties on net sales of Asentar™, which royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell Asentar™. The Company has agreed to pay OHSU a certain percentage of any sub-license revenues that the Company receives. The Company has also agreed to reimburse OHSU for all reasonable fees and costs related to the preparation, filing, prosecution and maintenance of the patent rights underlying the agreement, and the Company has agreed to indemnify OHSU and certain of its affiliates against liability arising out of the exercise of patent rights under the agreement. Furthermore, in addition to customary termination provisions for breach or bankruptcy, OHSU may also terminate the license agreement if the Company does not proceed reasonably with the development and practical application of the products and processes covered under the license or does not keep the products and processes covered under the license reasonably available to the public after commencing commercial use.

University of Pittsburgh. As of March 31, 2008 and under the terms of the amended University of Pittsburgh License Agreement, the Company may be obligated through 2012 to make certain minimum royalty payments to the University of Pittsburgh of up to an aggregate of $1.2 million, which royalty payments are contingent upon continuation of the license agreement and are creditable against the Company’s other royalty obligations that are actually due in any calendar year. This minimum royalty payment obligation began in July 2003. Minimum royalty payments to the University of Pittsburgh in advance of Asentar™ marketing approval are recorded as research and development expense when incurred. The Company is obligated to pay the University of Pittsburgh certain royalties on net sales of Asentar™ when used in combination with certain chemotherapies. The royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell Asentar™. Additionally, the Company has agreed to pay the University of Pittsburgh a certain percentage of any sub-license revenues that the Company receives. The Company has also agreed to reimburse the University of Pittsburgh for all reasonable fees and costs related to the filing prosecution and maintenance of the patent rights underlying the agreement. In addition, the Company is obligated to issue an additional 14,285 shares of its common stock to the University of Pittsburgh upon the issuance of certain claims included in one of several U.S. patents that are subject to this license. This agreement will terminate in the United States on the expiration date of the last-to-expire U.S. patent subject to the license. Currently, the last-to-expire U.S. patent under the agreement is scheduled to expire in August 2017, absent an extension of the expiration date of any patent under the agreement past such date. The Company has patent applications pending which, if issued and not invalidated, may extend the expiration date of the last-to-expire patent. Furthermore, on a country-by-country basis outside of the United States, the term of this agreement continues until the expiration in the applicable country of the last-to-expire of the patents licensed to the Company under the agreement. In addition, the Company may terminate the agreement by giving three months prior written notice to the University of Pittsburgh and paying all amounts due under the agreement through the effective date of termination.

KuDOS Pharmaceuticals Limited. In April 2007, the Company terminated the December 2003 license agreement under which it licensed KuDOS’ North American rights to AQ4N and entered into a worldwide license agreement directly with the primary licensor to KuDOS, BTG International Limited. Also in April 2007, the Company entered into an assignment of KuDOS’ ownership of rights, title and interests in patents and know-how related to AQ4N. As of March 31, 2008 and under the terms and conditions of the assignment agreement, the Company may be obligated in the future to make a payment to KuDOS of $5.0 million upon achievement of a certain milestone tied to the Company’s AQ4N sales reaching a specified dollar level. No future pre-approval development milestones or royalties will be due to KuDOS under this agreement.

BTG International Limited. In April 2007, the Company entered into a novation and license agreement with BTG International Limited, or BTG, the primary licensor to KuDOS regarding AQ4N. The Company acquired the worldwide exclusive rights to patents and know-how for the development, manufacture and use of AQ4N for the diagnosis, treatment and prevention of human diseases. In May 2007, the Company paid BTG $1.4 million as an up-front payment, which was recorded as a research and development expense. Under the terms and conditions of the agreement, the Company is obligated to pay BTG approximately £50,000 (approximately $0.1 million) per year beginning in 2008 until the Company receives regulatory approval for AQ4N. Further, under the agreement, the Company may be obligated in the future to make certain milestone payments to BTG up to approximately £6.0 million (approximately $11.9 million), which are contingent upon the occurrence of certain clinical development and regulatory events related to AQ4N. Payments to BTG that relate to pre-approval development milestones will be recorded as research and development expense when incurred. In addition, the Company is obligated to pay BTG certain annual royalties based on net sales of AQ4N, which are subject to annual minimum royalty payment amounts, and which royalty rate may be reduced in the event that we must pay certain additional royalties under patent licenses to third parties in order to manufacture, use or sell AQ4N. The Company also agreed to pay BTG a certain percentage of any sub-license revenues that the Company receives. The license agreement will terminate on a country-by-country basis on the expiration date in the applicable country of the last-to-expire patent licensed to the Company under the agreement. In addition to customary termination provisions, including breach of the agreement and bankruptcy, BTG may terminate the license agreement if the Company directly or indirectly opposes or assists any third party in opposing BTG’s patents. The Company may terminate the agreement by giving notice to BTG at any time, which termination shall be effective six months after such notice and upon transfer of ownership to BTG or its designee of certain rights as required by the agreement, subject to certain payments. As of March 31, 2008, the only payments that the Company has made to BTG is the up-front payment of $1.4 million in May 2007 and the 2008 annual license fee of $0.1 million in January 2008.

5. Commitment and Contingencies

Legal Proceedings. From time to time, the Company may be involved in a number of judicial, regulatory and arbitration matters arising in connection with its business, including recently initiated litigation by its former officer described below. The outcome of matter the Company is involved in cannot be determined at this time, and the result cannot be predicted with certainty. There can be no assurance that this matter will not have a material adverse effect on the Company’s results of operations in any future period and a significant judgment could have a material adverse impact on the Company’s consolidated statements of financial condition, results of operations and cash flows. The Company may in the future become involved in additional litigation in the ordinary course of its business, including litigation that could be material to the Company’s business.

In accordance with SFAS No. 5, Accounting for Contingencies, the Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that such litigation would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, with respect to matters the Company is involved in, in view of the inherent difficulty of predicting the outcome of these matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time.

On April 1, 2008, a former officer of the Company filed a complaint in San Mateo County Superior Court against the Company alleging three separate breaches of contract and/or failure to take certain actions with respect to Company securities held by the former officer. The aggregate amount of the alleged damages is up to $1.7 million. The Company believes it has meritorious defenses to the claims brought by the former officer and intends to vigorously defend against such claims.

6. Subsequent Events

On April 4, 2008, Schering delivered written notice (the “Termination Letter”) of Schering’s termination of the Collaboration Agreement as of that date. Schering elected to terminate the Collaboration Agreement based on Schering’s determination, related to the termination of the ASCENT-2 Phase 3 clinical trial, that there had been a technical failure related to Asentar™. In November 2007, the Company and Schering terminated the ASCENT-2 trial of Asentar™ due to an unexplained imbalance of deaths between the treatment and control arms of the trial.

According to the Termination Letter, the termination was effective immediately upon the Company’s receipt of the Termination Letter. Upon termination of the Collaboration Agreement, the licenses and other rights granted by the Company to Schering pursuant to the Collaboration Agreement terminated and Schering became responsible for conducting an orderly wind-down of all ongoing development activities with respect to Asentar™ and making all payments due to the Company and any other third parties with respect to Asentar™, as per the terms of the Collaboration Agreement. The Company anticipates that Schering will honor invoices for all costs incurred through the effective date of termination. However, Schering has indicated that they may dispute the costs associated with the currently ongoing wind-down activities with respect to Asentar™, which costs would be incurred by the Company subsequent to the effective date of termination (April 4, 2008) and subject to reimbursement by Schering according to the terms of the Collaboration Agreement. Any future development of Asentar™ would be at the Company’s expense.

As a result of the termination of the Collaboration Agreement, the Company anticipates that it will recognize as revenue during 2008 the remaining deferred revenue balance ($52.4 million as of March 31, 2008) related to the $60.0 million in upfront payments from Schering, which were previously being amortized over an approximately six-year period.

On May 8, 2008, the Company committed to a restructuring plan with the intention of reducing its spending while maintaining the capabilities needed to conduct wind-down and other activities related to its product candidates, Asentar and AQ4N, to maintain the operations of the Company, and to evaluate potential strategic options. The plan is designed to reduce the Company’s workforce by approximately 23 people, or 60%, which will be completed in the second and third quarters of 2008. Employees subject to the workforce reduction will be eligible for one-time severance pay, which the Company anticipates will total approximately $0.8 million.

Additionally, on May 12, 2008, the Company adopted retention bonus and severance payment arrangements, pursuant to which it may make retention and severance payments to those non-executive employees who remain employed by the Company following the workforce reduction in accordance with the terms and conditions of the retention bonus and severance payment arrangements. In aggregate, the Company estimates that such retention bonuses and severance payments to non-executive employees could total up to approximately $1.1 million. Executive officers who remain with the Company following the workforce reduction in accordance with the terms and conditions of the retention bonus plan will be eligible to receive retention payments. In aggregate, the Company estimates that such retention payments to executive officers could total up to approximately $0.8 million. Severance payments to executive officers, and the terms and conditions of such, are the subject of individual employment or severance agreements with each of the executive officers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2008 and results of operations for the three months ended March 31, 2008 and 2007 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A. ”Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

Overview

We are a biopharmaceutical company focused on in-licensing, developing and commercializing novel therapies for the treatment of cancer. We currently have two clinical-stage oncology product candidates. Our lead product candidate, Asentar™, had been in a Phase 3 clinical trial for the treatment of androgen-independent prostate cancer, or AIPC, and had been in a Phase 2 clinical trial for the treatment of advanced pancreatic cancer, initiated in September 2007. In November 2006, we initiated a Phase 1b/2a clinical trial of our second product candidate, AQ4N, in combination with radiation and chemotherapy, for the treatment of glioblastoma multiforme, or GBM. In October 2007, we initiated a Phase 2 clinical trial of AQ4N for the treatment of acute lymphoblastic leukemia, or ALL; however, this trial was discontinued in January 2008 in connection with our decision to scale back clinical development activities for AQ4N in order to preserve capital resources. In May 2007, we signed an exclusive worldwide License, Development and Commercialization Agreement with Schering Corporation, a wholly-owned subsidiary of Schering-Plough Corporation (“Schering”), for the development and commercialization of Asentar™ (the “Collaboration Agreement”) in AIPC, earlier stages of prostate cancer, and in other types of cancers, including pancreatic cancer.

In November 2007, we ended our ASCENT-2 Phase 3 clinical trial of Asentar™ due to an unexplained imbalance of deaths between the treatment and control arms of the trial. At that time, we also suspended enrollment in our Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and in each of the other ongoing investigator-sponsored trials involving the use of Asentar™. Together with Schering, we have been reviewing and analyzing the data from the ASCENT-2 Phase 3 clinical trial in an attempt to determine the reason for the higher number of deaths in the treatment arm.

On April 4, 2008, Schering delivered written notice of Schering’s termination of the Collaboration Agreement. Through the termination date of the Collaboration Agreement, the Company had recognized revenues from the upfront payments ratably over an estimated six-year development period starting on June 26, 2007 and ending on June 30, 2013. As a result of the termination of the Collaboration Agreement, the Company anticipates that it will recognize as revenue during 2008 the remaining deferred revenue balance ($52.4 million as of March 31, 2008) related to the $60.0 million in upfront payments from Schering. Also, the Company will no longer recognize revenue from Schering related to the reimbursement of its Asentar development efforts other than for the costs incurred by the Company for the wind-down activities on the Asentar™ development programs covered by the Collaboration Agreement.

In May 2008, we made the decision to limit our additional development activities on Asentar, which will be directed toward the following: winding-down and finalizing the analysis of the ASCENT-2 Phase 3 clinical trial; preparing a complete response to the U.S. Food and Drug Administration regarding releasing the clinical hold on the Investigational New Drug, or IND, application for Asentar; and meeting with the ASCENT-2 clinical trial investigators during the 2008 American Society of Oncology meeting. Additionally, our AQ4N development efforts will focus on completing the necessary activities on the Phase 1b portion of the Phase 1b/2a GBM trial with AQ4N, which had completed enrollment, while placing the Phase 2a portion of the trial on hold prior to patient enrollment.

Earlier in 2008, we announced that we would be evaluating potential strategic alternatives, and that we had hired a financial advisor to assist us in this process. Following the termination of the Collaboration Agreement, we have reevaluated our positioning relative to various strategic alternatives. Additionally, in May 2008, we committed to a restructuring plan with the intention of reducing our spending while maintaining the capabilities needed to conduct the activities noted above related to Asentar and AQ4N, to maintain the operations of the company, and to evaluate potential strategic options. The plan is designed to reduce the Company’s workforce by approximately 23 people, or 60%, and will be completed in the second and third quarters of 2008.

We incorporated in February 2001 and have devoted substantially all of our resources to the licensure and clinical development of our product candidates. Until we completed our initial public offering in May 2006, we funded our operations primarily through the private placement of equity securities. Net proceeds from the initial public offering and the subsequent exercise of the underwriters’ over-allotment option and purchase of additional shares of our common stock were approximately $39.2 million, after deducting underwriting discounts and commissions and other offering expenses. We have incurred net losses for the three months ended March 31, 2008 of $1.2 million and in each of the years since our inception in 2001. As of March 31, 2008, we had an accumulated deficit of $125.1 million. We expect our net losses to continue primarily due to our operating activities. Clinical trials are costly, and if we decide to advance our product candidates through later stages of development, we expect our research and development expenses to increase significantly. As compared to Phase 1 and Phase 2 clinical trials, Phase 3 clinical trials are typically more expensive as they involve a greater number of patients, are conducted at multiple sites and sometimes in several countries, are conducted over a longer period of time and require greater quantities of drug product. In addition, our expenses will increase if we expand our infrastructure and facilities and hire additional personnel, including clinical development, administrative, sales and marketing personnel. We are unable to predict when, if ever, we will be able to commence the sale of, or generate any other type of revenue for, any of our product candidates.

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

Research and development expenses will increase in the future if we progress our product candidates through the more expensive Phase 2 and Phase 3 clinical trials, start additional clinical trials, file for regulatory approvals, hire more employees and expand our infrastructure and facilities. Completion of clinical trials may take several years, although the length of these trials varies substantially according to the nature and complexity of the particular product candidate.

The following table provides a general estimated completion period for each phase of the clinical trials that we typically conduct:

Clinical Phase	Estimated Completion Period
Phase 1 / 2	0.5-2.0 Years
Phase 2	1.5-3.0 Years
Phase 3	3.0-5.0 Years

The clinical development and regulatory approval processes inherently contain significant risks and uncertainties. Therefore, it is difficult to estimate the costs necessary to complete development projects. For example: we may experience delays or fail to obtain institutional review board approval to conduct clinical trials at a prospective site; we may experience delays or fail to reach agreement on acceptable clinical trial terms or clinical trial protocols with prospective sites or investigators; patient enrollment may be slower than expected at trial sites due to factors including the limited number of, and substantial competition for, suitable patients required for enrollment in our clinical trials; there is a limited number of, and substantial competition for, suitable sites to conduct our clinical trials; clinical trial sites may terminate our clinical trials; patients and medical investigators may be unwilling or unable to follow our clinical trial protocols; patients may fail to complete our clinical trials once enrolled; results from clinical trials may be unfavorable; and unforeseen safety issues may arise or regulatory agencies may deem data from clinical trials insufficient for marketing approval and may require additional clinical trials. Additionally, risks related to the timing and results of our clinical trials add to the difficulty of estimating the costs necessary to complete development projects. For example: failure to recruit and enroll patients for clinical trials may cause the development of our product candidates to be delayed; the results of previous clinical trials may not be predictive of future results, which might delay regulatory approval, and our current and any planned clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities or our product candidates may cause undesirable side effects during clinical trials that could delay or prevent their regulatory approval or commercialization. Because of these risks, and the other risks set forth more fully in Item 1A, Risk Factors, to this Quarterly Report on Form 10-Q, the cost projections and development timelines related to our clinical development and regulatory programs may be materially impacted. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for our personnel in executive, business development, marketing, human resources, external communications, finance and other administrative functions, as well as consulting costs, including market research and business consulting. Other costs include professional fees for legal and accounting services, insurance and facility costs. General and administrative expenses may increase in the future if we expand our operating activities and as a result of costs associated with being a public company.

Results of Operations

Three months ended March 31, 2008 and 2007

The following tables reflect period over period changes in selected line items from our condensed statements of operations (in thousands, except percentages):

	Three Months Ended March 31,
	2008	2007	Change Period Over Period
Collaboration revenue	$6,789	$—	$6,789	—%
Research and development expenses	5,507	7,552	(2,045)	(27)%
General and administrative expenses	3,440	3,875	(435)	(11)%
Interest and other income, net	998	788	210	27%

Collaboration Revenue

The Collaboration Agreement with Schering became effective on June 26, 2007, and in July 2007, we received non-refundable upfront payments from Schering totaling $60 million, including $35 million as reimbursement for past research and development (R&D) expenses and a license fee of $25 million. Through the termination date of the Collaboration Agreement on April 4, 2008, the Company had recognized revenues from the upfront payments ratably over an estimated six-year development period starting on June 26, 2007 and ending on June 30, 2013. We believed that this period for revenue recognition represented substantially the entire period for which we would have significant participatory obligations for Asentar™. The deferred revenue related to the upfront payments from Schering as of March 31, 2008 was $52.4 million. As a result of the termination of the Collaboration Agreement with Schering on April 4, 2008, we anticipate we will recognize as revenue during 2008 the remaining deferred revenue balance of $52.4 million related to the upfront payments.

Revenue from reimbursement for our R&D efforts on Asentar™ is recognized as the related costs are incurred. With the termination of the Collaboration Agreement, we anticipate that Schering will honor invoices for all costs incurred through the effective date of termination. However, Schering has indicated that they may dispute the costs associated with the currently ongoing wind-down activities with respect to Asentar™, which costs would be incurred by us subsequent to the effective date of termination and are subject to reimbursement by Schering according to the conditions of the Collaboration Agreement.

Additionally, with the termination of the Collaboration Agreement, we are no longer eligible to receive from Schering any pre-commercial milestone payments or royalties on worldwide sales of Asentar™.

Collaboration revenue for the three months ended March 31, 2008 was $6.8 million compared to no revenue for the three months ended March 31, 2007. The collaboration revenue in the three months ended March 31, 2008 was comprised of $4.3 million in reimbursement for our R&D efforts on Asentar™ and $2.5 million related to the amortization of upfront payments under the Collaboration Agreement with Schering. The $4.3 million in revenue from reimbursement for our R&D efforts is recorded as a receivable from Schering as of March 31, 2008, along with a reimbursement amount of $0.5 million related to our R&D efforts in the fourth quarter of 2007 that was received by us from Schering in April 2008. All payments received from Schering are non-refundable. We did not record any revenue during the three months ended March 31, 2007. Approximately $0.1 million remained available for grant under one of the two agreements with Aventis Pharmaceuticals, Inc. related to our Asentar™ clinical studies as of March 31, 2008, which amount we expect to receive upon achievement of a final milestone.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Asentar™	$4,140	$4,736
AQ4N	691	1,677
Other projects	664	958
Stock-based employee compensation	12	181

Total research and development expenses	$5,507	$7,552

Research and development expenses for the three months ended March 31, 2008 were $5.5 million compared to $7.6 million for the three months ended March 31, 2007, respectively. This represents a decrease in research and development expenses of $2.1 million, or 27%, between the three-month periods in 2008 and 2007.

Research and development expenses associated with Asentar™ were $4.1 million for the three months ended March 31, 2008, compared to $4.7 million for the three months ended March 31, 2007. The $0.6 million, or 13%, decrease between the three-month periods in 2008 and 2007 was due primarily to the lower level of clinical development activities in our ASCENT-2 Phase 3 clinical trial in AIPC, which began in the first quarter of 2006 and was terminated in November 2007. Our activities for Asentar™ in 2008 have been primarily focused on reviewing and analyzing the data from the ASCENT-2 clinical trial in an attempt to determine the reason for the higher number of deaths in the treatment arm, including wind-down activities on Asentar™ development programs. Certain research and development expenses for Asentar™ have been subject to reimbursement from Schering under the Collaboration Agreement, which was terminated by Schering in April 2008. The expenses were recorded as research and development expenses and the reimbursement of such costs were recorded as revenue as incurred by us. Upon the termination of the Collaboration Agreement noted above, we will no longer recognize revenue from Schering related to the reimbursement of our Asentar development efforts other than for the costs incurred by us for the wind-down activities on the Asentar™ development programs covered by the Collaboration Agreement. Any future development of Asentar™ would be at our expense. In May 2008, we made the decision to limit our additional development activities on Asentar™, which will be directed toward the following: winding-down and finalizing the analysis of the ASCENT-2 Phase 3 clinical trial; preparing a complete response to the U.S. Food and Drug Administration regarding releasing the clinical hold on the Investigational New Drug, or IND, application for Asentar; and meeting with the ASCENT-2 clinical trial investigators during the 2008 American Society of Oncology meeting.

Research and development expenses associated with AQ4N were $0.7 million for the three months ended March 31, 2008 compared to $1.7 million for the three months ended March 31, 2007. The $1.0 million, or 59%, decrease between the three-month periods in 2008 and 2007 resulted primarily from reduced development activities and product manufacturing expenses for AQ4N, in a Phase 1b/2a clinical trial in glioblastoma multiforme, or GBM, which began in the fourth quarter of 2006. In October 2007, we initiated a Phase 2 clinical trial of AQ4N for the treatment of acute lymphobastic leukemia, or ALL. However, this trial was discontinued in January 2008 in connection with our decision to scale back clinical development activities for AQ4N in order to preserve capital resources. In May 2008, we decided that our future AQ4N development efforts will focus on completing the necessary activities on the Phase 1b portion of the Phase 1b/2a GBM trial, which had completed enrollment, while placing the Phase 2a portion of the trial on hold prior to patient enrollment.

Other research and development expenses were approximately $0.7 million for the three months ended March 31, 2008 compared to $1.0 million for the three months ended March 31, 2007. The $0.3 million, or 31%, decrease between the three-month periods in 2008 and 2007 resulted primarily from costs associated with reduced internal, and related external activities associated with advancing our general research and development efforts.

Stock-based compensation expense included in research and development expenses was $12,000 for the three months ended March 31, 2008 compared to $181,000 for the three months ended March 31, 2007. The decrease between the three-month periods in 2008 and 2007 resulted primarily from the reversal of stock-based compensation expense associated with employee terminations.

Our research and development expenses may increase in the future if we advance our product candidates through Phase 2 and Phase 3 clinical trials and registration trials, start additional clinical trials, file for regulatory approvals, hire more employees and expand our infrastructure and facilities.

General and Administrative Expenses

General and administrative expenses were $3.4 million for the three months ended March 31, 2008 compared to $3.9 million for the three ended March 31, 2007. The decrease of $0.5 million, or 11%, between the three-month periods in 2008 and 2007 in general and administrative expenses was mainly due to a $0.4 million decrease in marketing-related expenses and a $0.2 million decrease in recruiting expense, offset partially by a $0.2 million increase in compensation and benefits.

General and administrative expenses may increase in the future if we expand our operating activities or continue to file and prosecute new and existing patents.

Interest and Other Income, Net

Interest and other income, net, was $1.0 million for the three months ended March 31, 2008 compared to $0.8 million for the three months ended March 31, 2007. The increase of $0.2 million, or 27% between the three-month periods in 2008 and 2007 in interest and other income, net, resulted from higher investment balances resulting from the availability of the net proceeds from our Collaboration Agreement with Schering.

Liquidity and Capital Resources

We have generated a limited amount of revenue, and do not expect to generate revenue from product candidates for several years, if at all. Since inception, we have funded our operations significantly through the private placement of our preferred stock, with total net proceeds of $108.3 million.

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

In May 2007, we signed a Collaboration Agreement with Schering. The Collaboration Agreement became effective on June 26, 2007, and in July 2007, we received upfront payments from Schering totaling $60 million, of which $35 million was reimbursement for past research and development expenses and $25 million was a license fee. Additionally, in July 2007, pursuant to the terms of the Collaboration Agreement, we sold to Schering 1,490,868 shares of our common stock for cash at $8.05 per share, for an aggregate purchase price of $12.0 million under a Common Stock Purchase Agreement. On April 4, 2008, Schering delivered written notice of Schering’s termination of the Collaboration Agreement. Revenue from reimbursement for our R&D efforts on Asentar™ is recognized as the related costs are incurred. The revenue from reimbursement for our R&D efforts on Asentar™ during the three months ended March 31, 2008 was $4.3 million, which amount is recorded as receivable from Schering as of March 31, 2008, along with a reimbursement amount of $0.5 million related to our R&D efforts in the fourth quarter of 2007 that was received by us from Schering in April 2008. With the termination of the Collaboration Agreement by Schering on April 4, 2008, we anticipate that Schering will honor invoices for all costs incurred through the effective date of termination. We will no longer recognize revenue from Schering related to the reimbursement of our Asentar™ development efforts other than for the costs incurred by us for the wind-down activities on the Asentar™ development programs covered by the Collaboration Agreement. However, Schering has indicated that they may dispute the costs associated with the currently ongoing wind-down activities with respect to Asentar™, which costs would be incurred by us subsequent to the effective date of termination and subject to reimbursement by Schering according to the conditions of the Collaboration Agreement. Any future development of Asentar™ would be at our expense. In addition, we are no longer eligible to receive from Schering any pre-commercial milestone payments or royalties on worldwide sales of Asentar™. All payments received from Schering are non-refundable.

At March 31, 2008, we had cash, cash equivalents and marketable securities of $97.4 million and accounts receivable of $4.8 million. At December 31, 2007, we had cash, cash equivalents and marketable securities of $94.6 million and accounts receivable of $11.5 million.

The following table summarizes cash provided by (used in) our operating, investing and financing activities:

	Three Months Ended March 31,
	2008	2007
Cash provided by (used in) operating activities	$2,548	$(7,795)
Cash provided by (used in) investing activities	(7,244)	12,625
Cash provided by financing activities	196	15

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2008 was $2.5 million. Net cash used in operating activities for the three months ended March 31, 2007 was $7.8 million. For the three months ended March 31, 2008, cash provided by operations was primarily attributable to a lower net loss when compared to the prior year period, in addition to a net decrease in accounts receivable resulting from R&D reimbursement payments from, and charges to, Schering, decreases in interest receivable and prepaid assets, and non-cash charges related to stock-based compensation, partially offset by a decrease in deferred revenue, decreases in accounts payable and accrued liabilities, and by our net loss. For the three months ended March 31, 2007, cash used in operations was attributable primarily to our net loss and an increase in prepaid and other current assets related primarily to a higher interest receivable balance, partially offset by an increase in accounts payable and accrued liabilities resulting principally from increased research and development activities, and non-cash charges related to stock-based compensation.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities of $7.2 million for the three months ended March 31, 2008 was due primarily to net purchases of short-term investments. Net cash provided by investing activities of $12.6 million for the three months ended March 31, 2007 was due primarily to net maturities of short-term investments.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2008 and 2007 were $0.2 million and $15,000, respectively, which were due primarily to proceeds from the issuance of our common stock from the exercise of outstanding stock options.

Liquidity Sources and Cash Requirements and Commitments

Developing drugs, conducting clinical trials, and commercializing products are expensive. Our future funding requirements may depend on many factors, including:

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

On May 8, 2008, we committed to a restructuring plan with the intention of reducing our spending while maintaining the capabilities needed to conduct wind-down and other activities related to our product candidates, Asentar and AQ4N, to maintain our operations, and to evaluate potential strategic options. The plan is designed to reduce our workforce by approximately 23 people, or 60%, which will be completed in the second and third quarters of 2008. Employees subject to the workforce reduction will be eligible for one-time severance pay, which we anticipate will total approximately $0.8 million.

Additionally, on May 12, 2008, the Company adopted retention bonus and severance payment arrangements, pursuant to which it may make retention and severance payments to those non-executive employees who remain employed by the Company following the workforce reduction in accordance with the terms and conditions of the retention bonus and severance payment arrangements. In aggregate, the Company estimates that such retention bonuses and severance payments to non-executive employees could total up to approximately $1.1 million. Executive officers who remain with the Company following the workforce reduction in accordance with the terms and conditions of the retention bonus plan will be eligible to receive retention payments. In aggregate, the Company estimates that such retention payments to executive officers could total up to approximately $0.8 million. Severance payments to executive officers, and the terms and conditions of such, are the subject of individual employment or severance agreements with each of the executive officers.

We expect to incur losses from operations in the future. Our research and development expenses may increase in the future if we advance our product candidates through Phase 2 and Phase 3 clinical trials and registration trials, start additional clinical trials, file for regulatory approvals, hire more employees and expand our infrastructure and facilities. Our general and administrative expenses may increase in the future if we expand our staff, add infrastructure and incur additional expenses related to being a public company, including directors’ and officers’ insurance, investor relations and increased professional fees, including costs associated with maintaining compliance with the Sarbanes-Oxley Act of 2002.

Based on our current operating plans, including the estimated future reimbursement by Schering of certain of our Asentar costs, we project that in 2008 our usage of operating capital, comprised of cash and cash equivalents, marketable securities and accounts receivable, will be approximately $15 million.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements, as defined under Regulation S-K Item 303(a)(4).

Contingencies

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters as of March 31, 2008 that, in the opinion of management, are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On April 1, 2008, a former officer of the Company filed a complaint in San Mateo County Superior Court against the Company alleging three separate breaches of contract and/or failure to take certain actions with respect to Company securities held by the former officer. The aggregate amount of the alleged damages is up to $1.7 million. The Company believes it has meritorious defenses to the claims brought by the former officer and intends to vigorously defend against such claims.

We do not anticipate incurring any early termination penalties as a result of the termination on April 4, 2008 of the Collaboration Agreement with Schering.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the quarter ended March 31, 2008 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007, other than as noted below:

Fair Value Measurements

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). Effective January 1, 2008, the Company adopted SFAS No. 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.

The Company adopted the provisions of SFAS No. 157 on a prospective basis for financial assets and liabilities which require that the Company determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS No. 157. SFAS No. 157 describes three levels of inputs that may be used to measure fair value, as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations and financial condition as of and for the quarter ended March 31, 2008.

Recently Issued Accounting Pronouncement

Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (SFAS No. 141R). In December 2007, the FASB issued SFAS No. 141R. SFAS No. 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination, including capitalizing at the acquisition date the fair value of acquired in-process research and development, and requires the acquirer to disclose information it needs to evaluate and understand the financial effect of the business combination As SFAS No. 141R is effective for business combinations for which the acquisition date is on or after December 15, 2008. The Company has not yet evaluated whether SFAS 141R will have a material impact to its prospective financial statements.

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

Our investment policy restricts investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; fulfillment of liquidity needs; above-market returns versus industry averages; and fiduciary control of cash and investments. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our portfolio of cash equivalents, short-term marketable securities and restricted cash in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. As of March 31, 2008, all of our investments were in money market accounts, certificates of deposit or investment grade corporate debt. Due to the short-term nature of these investments, a 10% movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of March 31, 2008. We do not expect current credit market conditions to materially impact the value of our investment portfolio.

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

There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

A discussion of Legal Proceedings is included in Note 5 — “Commitments and Contingencies” to the consolidated financial statements included in Item 1 of this Quarterly Report of Form 10-Q.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We are not profitable and have incurred losses in each year since our inception in 2001. We have only generated a limited amount of grant revenue and revenue from our collaboration agreement, and we have not generated any revenue from product sales. We do not anticipate that we will generate revenue from the sale of products for the foreseeable future. We have not yet submitted any products for approval by regulatory authorities and we do not currently have rights to any products that have been approved for marketing in our territory. We continue to incur research and development and general and administrative expenses related to our operations. Our net loss for the three months ended March 31, 2008 and for the years ended December 31, 2007, 2006 and 2005 was $1.2 million, $32.5 million, $29.6 million, and $23.8 million, respectively. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase if we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and prepare for and begin to commercialize any approved products. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We ended and have suspended enrollment in clinical trials for our lead product candidate, Asentar™, and we cannot give any assurance that it will receive regulatory approval or be successfully developed or commercialized.

In November 2007, we ended our Phase 3 clinical trial of Asentar™ for the treatment of androgen-independent prostate cancer, or AIPC, due to an unexplained imbalance of deaths between the treatment and control arms of the trial. At that time, we also suspended enrollment in our Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and in other trials involving the use of Asentar™. Additionally, in November 2007, the FDA placed a hold on our existing Investigational New Drug application, or IND, for Asentar™. We are analyzing data from the ASCENT-2 Phase 3 clinical trial in an attempt to determine the reason for the higher number of deaths in the treatment arm and, depending on the results of this analysis, may decide to stop all development efforts with respect to Asentar™. If we continue to seek approval for Asentar™, we do not know whether we will be able to enroll another clinical trial, and Asentar™ may never receive regulatory approval or be successfully commercialized. The clinical development program for Asentar™ may not receive regulatory approval from the U.S. Food and Drug Administration, or FDA, or similar non-U.S. regulatory agencies either if we fail to determine the causes of the imbalance in death rates and demonstrate that it is safe and effective in clinical trials, or if there are inadequate financial or other resources to advance Asentar™ through the clinical trial process. Even if Asentar™ receives regulatory approval, we may not be successful in marketing it for a number of reasons, including concerns raised by the results of the ASCENT-2 Phase 3 clinical trial, the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in sales and marketing efforts. Any failure to obtain approval of Asentar™ and to successfully commercialize it would have a material and adverse impact on our business.

We ended the ASCENT-2 Phase 3 clinical confirmatory trial without confirming the previously observed safety and efficacy trends of Asentar™.

The ASCENT-2 Phase 3 clinical confirmatory trial was designed based on observations about secondary endpoints from our completed Phase 2 clinical trial, referred to as our ASCENT clinical trial, which enrolled 250 patients. In addition, while our ASCENT clinical trial evaluated the weekly administration of Asentar™ in combination with weekly Taxotere®

versus once weekly placebo in combination with weekly Taxotere, the ASCENT-2 Phase 3 clinical confirmatory trial evaluated this Asentar™ and Taxotere regimen versus the currently approved regimen for Taxotere, which is dosed every three weeks in combination with prednisone. We ended the ASCENT-2 Phase 3 clinical trial in November 2007 due to an unexplained imbalance of deaths between the treatment and control arms of the trial and were not able to demonstrate the levels of safety and efficacy observed in our earlier clinical trials, including our ASCENT clinical trial. Additionally, in November 2007, the FDA placed a hold on our existing Investigational New Drug application, or IND, for Asentar™. We have not yet determined the cause of the higher death rate in the treatment group. If, after analyzing the data from both the completed ASCENT clinical trial and the ASCENT-2 Phase 3 clinical trial, we determine that the higher death rate is related to Asentar™, or if we are unable to determine the cause, the FDA may not release the existing hold on our IND for Asentar™, we would discontinue development of Asentar™, or we may be unable to enroll or complete an additional Phase 3 study that would support regulatory approval.

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

If we decide to pursue development of Asentar™, for any other indications with other chemotherapies or as a monotherapy, we may expend significant additional resources.

We have been primarily developing Asentar™ for use as a combination therapy with Taxotere for the treatment of AIPC. In 2007, we initiated a Phase 2 clinical trial of Asentar for the treatment of advanced pancreatic cancer, and several investigator-sponsored trials using Asentar were underway. Due to the unexplained higher number of deaths in the treatment arm over the control arm of our ASCENT-2 Phase 3 clinical trial, we have suspended enrollment in these trials until we can determine the cause of this imbalance. Following the decision to terminate these trials, Schering in April 2008 terminated the exclusive License, Development and Commercialization Agreement between us and Schering for the development and commercialization of Asentar™ (the “Collaboration Agreement”). Any future development of Asentar will be at our expense and we do not know when, or if, we will continue enrollment for these trials. In May 2008, we made the decision to limit our additional development activities on Asentar™, which will be directed toward the following: winding-down and finalizing the analysis of the ASCENT-2 Phase 3 clinical trial; preparing a complete response to the U.S. Food and Drug Administration regarding releasing the clinical hold on the Investigational New Drug, or IND, application for Asentar; and meeting with the ASCENT-2 clinical trial investigators during the 2008 American Society of Oncology meeting.

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

Clinical trials for our product candidates may be suspended or terminated at any time by the Data Safety and Monitoring Board, the FDA, other regulatory authorities, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or us. For example, in November 2007, we ended our Phase 3 clinical trial of Asentar™ for the treatment of androgen-independent prostate cancer, or AIPC, due to an unexplained imbalance of deaths between the treatment and control arms of the trial as reported to us by the Data Safety and Monitoring Board, and in November 2007, the FDA placed a hold on our existing IND for Asentar™. Any failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

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

Any collaborations we enter into in the future may not be successful.

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

Given these risks, it is possible that any collaborative arrangements into which we enter may not be successful. For example, Schering in April 2008 terminated the Collaboration Agreement for the development and commercialization of Asentar™. Schering elected to terminate the Collaboration Agreement based on Schering’s determination, related to the termination of the ASCENT-2 Phase 3 clinical trial, that there had been a technical failure related to Asentar™. In November 2007, we and Schering terminated the ASCENT-2 trial of Asentar™ due to an unexplained imbalance of deaths between the treatment and control arms of the trial.

We may require substantial additional funding which may not be available to us on acceptable terms, or at all.

We may need to raise substantial additional capital to continue our clinical development and commercialization activities.

Our future funding requirements will depend on many factors, including but not limited to:

•	our need to expand our research and development activities;

•	the rate of progress and cost of our clinical trials;

•	the costs associated with establishing a sales force and commercialization capabilities;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

•	the costs and timing of seeking and obtaining FDA and other non-U.S. regulatory approvals;

•	our ability to maintain, defend and expand the scope of our intellectual property portfolio;

•	our need and ability to hire additional management and scientific and medical personnel;

•	the effect of competing technological and market developments;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems;

•	our ability to enter into new collaboration agreements; and

•	the economic and other terms and timing of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

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

We will need to effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for our existing and future product candidates. Our success depends on our continued ability to attract, retain and motivate highly qualified management and pre-clinical and clinical personnel. The loss of the services of any of our senior management could delay or prevent the commercialization of our product candidates. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice. We will need to hire additional personnel if we expand our research and development activities and build a sales and marketing function.

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

In addition, the value of stock options granted to employees under our stock option plans have decreased along with the trading price of our common stock. As a result of these factors, our personnel may seek alternate employment, such as with larger, more established companies or companies that they perceive as having less volatile stock prices or better prospects.

If we evolve from a company primarily involved in development to a company also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

If we advance our product candidates through clinical trials, we may need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. If our operations expand, we expect that we will need to manage additional relationships with such third parties, as well as additional collaborators and suppliers. Maintaining these relationships and managing our future growth may impose significant added responsibilities on members of our management. We must be able to: manage our development efforts effectively; manage our clinical trials effectively; hire, train and integrate additional management, development, administrative and sales and marketing personnel; improve our managerial, development, operational and finance systems and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure.

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

We may continue to rely on in-licensing as the source of any of our future product candidates for development and commercialization. Because we do not currently have internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license products to us. The success of this strategy depends upon our ability to identify, select and acquire pharmaceutical product candidates. Proposing, negotiating and implementing an economically viable product acquisition or license are lengthy and complex processes. We compete for partnering arrangements and license agreements with pharmaceutical and biotechnology companies and academic research institutions. Our competitors may have stronger relationships with third parties with whom we are interested in collaborating, greater financial, development and commercialization resources and/or may have more established histories of developing and commercializing products than we do. As a result, our competitors may have a competitive advantage in entering into partnering arrangements with such third parties. In addition, even if we find promising product candidates, and generate interest in a partnering or strategic arrangement to acquire such product candidates, we may not be able to acquire rights to additional product candidates or approved products on commercially reasonable terms that we find acceptable, or at all.

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

If we are unable to in-license or develop product candidates necessary to grow our business, we may consider other potential strategic alternatives, such as a sale of the Company. During 2008, we announced that we would be evaluating potential strategic alternatives, and that we had hired a financial advisor to assist us in this process. Following the termination of the Collaboration Agreement with Schering, we have reevaluated our positioning relative to various potential strategic alternatives. Additionally, in May 2008, we committed to a restructuring plan with the intention of reducing our spending while maintaining the capabilities needed to conduct certain activities related to Asentar and AQ4N, to maintain the operations of the company, and to evaluate potential strategic options. The plan is designed to reduce the Company’s workforce by approximately 23 people, or 60%, which will be completed in the second and third quarters of 2008.

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

Our commercial success will depend on our ability to obtain patents and/or regulatory exclusivity and maintain adequate protection for our technologies and product candidates in the United States and other countries. As of March 31, 2008, we owned or had exclusive rights to 70 issued U.S. and foreign patents and 200 pending U.S. and foreign patent applications. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

Prior to our initial public offering of common stock, there was no public market for our common stock. The price of our common stock may be volatile as a result of changes in our operating performance or prospects. From the date of our initial public offering in May 2006 through March 31, 2008, the price of our common stock has ranged from a high of $17.25 to a low of $2.20. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	an announcement of a strategic transaction that involves our merging with, or acquiring, or being acquired by, another company;

•

results from, and any delays in, our clinical trial programs, including current and planned clinical trials for Asentar™ and AQ4N, such as our announcement in November 2007 to end our ASCENT-2 Phase 3 clinical trial for Asentar™ for the treatment of AIPC and to suspend enrollment for our Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and each of our other ongoing trials involving the use of Asentar™;

•	announcements of FDA non-approval of our product candidates, including Asentar™ and AQ4N, or delays in FDA or other non-U.S. regulatory agency review processes;

•	FDA or other U.S. or non-U.S. regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our product candidates or future drugs;

•	failure or discontinuation of any of our research or clinical trial programs;

•	delays in the commercialization of our future product candidates;

•	the announcement of the terms and costs of in-licensing additional product candidates;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in our quarterly operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our product candidates or future product candidates;

•	market acceptance of our future product candidates;

•	deviations in our operating results from the estimates of analysts;

•	coverage and reimbursement policies of government and other third-party payors;

•	sales of our common stock by our officers, directors or significant stockholders;

•	developments relating to our licensing and collaboration agreements, such as the termination by Schering in April 2008 of our Collaboration Agreement; and

•	additions or departures of key personnel.

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

As of March 31, 2008, we believe that our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned significant amounts of our outstanding common stock. Based on required securities filings, we do not believe that any substantial change has occurred in this ownership concentration. Accordingly, these stockholders, acting as a group, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Recent Sales of Unregistered Securities

We did not sell any securities during the three months ended March 31, 2008 that were not registered under the Securities Act of 1933, as amended.

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

The net proceeds from our initial public offering have been invested into short-term investment grade securities and money market accounts. We have used the net proceeds from our initial public offering to fund clinical development of our product candidates, Asentar™ and AQ4N. We intend to use the remaining net proceeds from our initial public offering, if any, to, among other things, fund pre-launch marketing preparations for our product candidates, to identify new product candidates which we may in-license and for general corporate purposes and working capital.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to repurchases of our common stock during the first quarter of fiscal 2008.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate total dollar value of shares that may yet be purchased under the program
				(in thousands)
January 1, 2008 - January 31, 2008	—	$—	—	$36
February 1, 2008 - February 29, 2008	—	—	—	33
March 1, 2008 - March 31, 2008	—	—	—	30

Total	—	$—	—	$30

(1)	None of the repurchases of common stock noted above were made pursuant to a publicly announced plan. The shares repurchased were related to the early exercise of options that had not yet vested upon termination of the purchaser’s employment. The repurchase price paid was the exercise price paid by the option holder.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits:

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of May 2008.

Novacea, Inc.

/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)