Form 10-Q
period 2008-06-30
NOVACEA INC
filed 2008-08-11
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 7, 2008, 25,865,516 shares of our Common Stock, $0.001 par value, were outstanding.

Index to Consolidated Financial Statements

Novacea, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Novacea, Inc.

Condensed Balance Sheets

(In thousands, except for share and per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$13,937	$24,720
Marketable securities	75,335	69,887
Accounts receivable	5,690	11,522
Other current assets	1,514	1,650

Total current assets	96,476	107,779
Property and equipment, net	957	1,098
Other assets	824	943

Total assets	$98,257	$109,820

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,681	$4,199
Accrued compensation	1,001	2,086
Deferred revenue	—	9,968
Other accrued liabilities	2,190	2,874
Liability for early exercise of stock options	25	39

Total current liabilities	4,897	19,166
Non-current deferred revenue	—	44,870
Other long-term liabilities	54	36

Total liabilities	4,951	64,072
Stockholders’ equity:
Common stock, $0.001 par value — 123,104,000 shares authorized; 25,864,705 and 25,394,852 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	26	26
Additional paid-in-capital	171,350	169,692
Deferred stock-based employee compensation	(129)	(270)
Accumulated other comprehensive income	15	208
Accumulated deficit	(77,956)	(123,908)

Total stockholders’ equity	93,306	45,748

Total liabilities and stockholders’ equity	$98,257	$109,820

See accompanying notes.

Novacea, Inc.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Collaboration revenue	$53,739	$136	$60,528	$136
Operating expenses:
Research and development	4,124	11,444	9,631	18,996
General and administrative	3,210	5,384	6,650	9,258

Total operating expenses	7,334	16,828	16,281	28,254

Income (loss) from operations	46,405	(16,692)	44,247	(28,118)
Interest and other income, net	707	665	1,705	1,453

Net income (loss)	$47,112	$(16,027)	$45,952	$(26,665)

Net income (loss) per share:
Basic	$1.83	$(0.69)	$1.79	$(1.15)

Diluted	$1.82	$(0.69)	$1.77	$(1.15)

Shares used in computing net income (loss) per share:
Basic	25,802	23,303	25,741	23,202

Diluted	25,951	23,303	25,895	23,202

See accompanying notes.

Novacea, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income (loss)	$45,952	$(26,665)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	165	66
Amortization of deferred stock-based employee compensation for employee stock options granted prior to January 1, 2006	57	224
Stock-based employee compensation expense for employee stock options and restricted stock units granted subsequent to January 1, 2006	1,329	1,965
Non-cash stock compensation related to non-employees	(2)	1
Non-cash expense related to settlement of the Company’s liability under 401(k) Plan	(10)	22
Changes in operating assets and liabilities:
Account receivable	5,832	(60,000)
Other current assets	136	(198)
Other assets	119	21
Accounts payable and accrued liabilities	(3,977)	5,789
Deferred revenue	(54,838)	59,864

Net cash used in operating activities	(5,237)	(18,911)

Investing activities
Purchases of property and equipment	(24)	(34)
Purchases of short-term investments	(74,508)	(30,495)
Maturities of short-term investments	68,867	47,762

Net cash provided by (used in) investing activities	(5,665)	17,233

Financing activities
Proceeds from issuances of common stock, net of repurchases	119	513

Net cash provided by financing activities	119	513

Net decrease in cash and cash equivalents	(10,783)	(1,165)
Cash and cash equivalents at beginning of period	24,720	14,429

Cash and cash equivalents at end of period	$13,937	$13,264

See accompanying notes.

Novacea, Inc.

Notes to Condensed Financial Statements

1. Organization and Summary of Significant Accounting Policies

Novacea, Inc. (the “Company”) is a biopharmaceutical company currently focused on in-licensing, developing and commercializing novel therapies for the treatment of patients with cancer. The Company was founded in February 2001 and is incorporated in the State of Delaware. The Company’s product portfolio features two clinical-stage oncology product candidates with worldwide rights, Asentar™ and AQ4N, each of which is a potential treatment for certain types of cancer. In May 2007, the Company signed an exclusive worldwide license agreement with Schering Corporation (“Schering”) for the development and commercialization of Asentar™, which agreement was terminated in April 2008.

The Company continues to be primarily involved in performing research and development activities.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008 or for any other interim period or any other future year.

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

The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations and financial condition as of and for the six months ended June 30, 2008.

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

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense included in our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	$567	$472	$579	$653
General and administrative	199	1,030	805	1,537

Total stock based compensation included in net income	$766	$1,502	$1,384	$2,190

2. Results of Operations

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of vested shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential dilutive common securities, including options and common stock subject to repurchase.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Historical:
Numerator:
Net income (loss)	$47,112	$(16,027)	$45,952	$(26,665)

Denominator:
Weighted-average common shares outstanding	25,816	23,459	25,757	23,379
Less: Weighted-average unvested common shares subject to repurchase	(14)	(156)	(16)	(177)

Denominator for basic net income (loss) per share	25,802	23,303	25,741	23,202

Dilutive effect of:
Restricted stock units and options to purchase common stock	149	—	154	—

Denominator for diluted net income (loss) per share	25,951	23,303	25,895	23,202

Basic net income (loss) per share	$1.83	$(0.69)	$1.79	$(1.15)

Diluted net income (loss) per share	$1.82	$(0.69)	$1.77	$(1.15)

The following outstanding options, unvested restricted stock units, and common stock subject to repurchase were excluded from the computation of diluted net loss per share for the three months and six months ended June 30, 2008 and 2007 because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Options to purchase common stock	2,779	2,460	2,779	2,460
Unvested restricted stock units	231	497	231	497
Common stock subject to repurchase (weighted average basis)	14	156	16	177

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized gains (losses) on available-for-sale securities. Total comprehensive income (loss) for the three months and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$47,112	$(16,027)	$45,952	$(26,665)
Change in unrealized gain (loss) on available-for-sale securities	(298)	11	(193)	3

Comprehensive income (loss)	$46,814	$(16,016)	$45,759	$(26,662)

3. Fair Value

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$10,080	$10,080	$—	$—
Commercial paper	25,852	—	25,852	—
U.S. corporate debt	7,589	—	7,589	—
U.S. government sponsored enterprise issues	43,887	—	43,887	—
U.S. treasury securities	1,250	—	1,250	—

	$88,657	$10,080	$78,577	$—

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

In November 2007, the Company and Schering terminated the ASCENT-2 Phase 3 clinical trial of Asentar™ for treatment of AIPC due to an unexplained imbalance of deaths between the treatment and control arms of the trial. At that time, the Company also suspended enrollment in its Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and in each of the other ongoing investigator-sponsored trials involving the use of Asentar™. Together with Schering, the Company reviewed and analyzed the data from the ASCENT-2 Phase 3 clinical trial in an attempt to determine the reason for the higher number of deaths in the treatment arm. Based on its preliminary findings from the ASCENT-2 Phase 3 clinical trial, as announced by the Company in June 2008, the Company believes that the overall incidence of grade 3 and grade 4 adverse events between the treatment arm and the control arm of the ASCENT-2 Phase 3 clinical trial appears to be comparable. Additionally, the median survival data from the treatment arm of the trial appears to be similar to median survival data observed in AIPC patients not receiving Asentar who were treated with once-weekly Taxotere in each of the control arm of its earlier ASCENT Phase 2 trial, and in one of the comparator arms of the TAX327 trial, as reported by Sanofi-Aventis in 2004.

On April 4, 2008, Schering delivered written notice (the “Termination Letter”) of Schering’s termination of the Collaboration Agreement as of that date. Schering elected to terminate the Collaboration Agreement based on Schering’s determination, related to the termination of the ASCENT-2 Phase 3 clinical trial, that there had been a technical failure related to Asentar™.

According to the Termination Letter, the termination was effective immediately upon the Company’s receipt of the Termination Letter. Upon termination of the Collaboration Agreement, the licenses and other rights granted by the Company to Schering pursuant to the Collaboration Agreement terminated and Schering became responsible for conducting an orderly wind-down of all ongoing development activities with respect to Asentar™ and making all payments due to the Company and any other third parties with respect to Asentar™, as per the terms of the Collaboration Agreement. In August 2008, the Company and Schering agreed that Schering would make a payment of $5.7 million, representing reimbursement for the Company’s R&D efforts on Asentar™ of $4.3 million for the first quarter of 2008 and of $1.4 million for the second quarter of 2008. The $1.4 million covers a portion of the estimated $2.3 million incurred by the Company for its R&D efforts on Asentar™ during the second quarter of 2008, which were focused on the orderly wind-down of all ongoing development activities and preparing a complete response to the U.S. Food and Drug Administration, or FDA, regarding releasing the clinical hold on the Investigational New Drug, or IND, application with respect to Asentar™. The $5.7 million has been recorded as accounts receivable as of June 30, 2008. Following receipt of the $5.7 million payment, the Company will not be entitled to receive any future reimbursement from Schering under the Collaboration Agreement for its remaining activities on Asentar™ and the Company will no longer recognize any related reimbursement revenue. All future costs incurred by the Company for activities on the Asentar™ development programs and for any future development of Asentar™ will be at the Company’s expense.

During the three months and six months ended June 30, 2008, the Company recorded revenue under the agreement with Schering of $53.7 million and $60.5 million, respectively. The revenue recognized in connection with the upfront payment in the three months and six months ended June 30, 2008 was $52.4 million and $54.8 million, respectively. Through the termination date of the Collaboration Agreement, the Company had recognized revenues from the upfront payments from Schering ratably over an estimated six-year development period starting on June 26, 2007 and ending on June 30, 2013. As a result of the termination of the Collaboration Agreement, the Company recognized as revenue in the three months and six months ended June 30, 2008 the previously deferred revenue balance of $52.4 million related to the $60.0 million in upfront payments from Schering. Revenue from reimbursement for the Company’s R&D efforts on Asentar™ is recognized as the related costs are incurred. The revenue from reimbursement for the Company’s R&D efforts on Asentar™ during the three months and six months ended June 30, 2008 was $1.4 million and $5.7 million, respectively. All payments received from Schering are non-refundable.

Oregon Health & Science University. As of June 30, 2008 and under the terms of the amended OHSU License Agreement, the Company may be obligated in the future to make certain milestone payments to OHSU of up to an aggregate of $0.6 million, which milestone payments are contingent upon the occurrence of certain clinical development and regulatory events related to Asentar™. The Company is obligated to pay to OHSU certain royalties on net sales of Asentar™, which royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell Asentar™. The Company has agreed to pay OHSU a certain percentage of any sub-license revenues that the Company receives. The Company has also agreed to reimburse OHSU for all reasonable fees and costs related to the preparation, filing, prosecution and maintenance of the patent rights underlying the agreement, and the Company has agreed to indemnify OHSU and certain of its affiliates against liability arising out of the exercise of patent rights under the agreement. Furthermore, in addition to customary termination provisions for breach or bankruptcy, OHSU may also terminate the license agreement if the Company does not proceed reasonably with the development and practical application of the products and processes covered under the license or does not keep the products and processes covered under the license reasonably available to the public after commencing commercial use.

University of Pittsburgh. As of June 30, 2008 and under the terms of the amended University of Pittsburgh License Agreement, the Company may be obligated through 2012 to make certain minimum royalty payments to the University of Pittsburgh of up to an aggregate of $1.2 million, of which a liability of $0.2 million was recorded as research and development expense in the quarter ended June 30, 2008, related to a minimum royalty payment due and paid in July 2008. The minimum royalty obligation began in July 2003, and future royalty payments are contingent upon continuation of the license agreement and are creditable against the Company’s other royalty obligations that are actually due in any calendar year. Minimum royalty payments to the University of Pittsburgh in advance of Asentar™ marketing approval are recorded as research and development expense when incurred. The Company is obligated to pay the University of Pittsburgh certain royalties on net sales of Asentar™ when used in combination with certain chemotherapies. The royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell Asentar™. Additionally, the Company has agreed to pay the University of Pittsburgh a certain percentage of any sub-license revenues that the Company receives. The Company has also agreed to reimburse the University of Pittsburgh for all reasonable fees and costs related to the filing prosecution and maintenance of the patent rights underlying the agreement. In addition, the Company is obligated to issue an additional 14,285 shares of its common stock to the University of Pittsburgh upon the issuance of certain claims included in one of several U.S. patents that are subject to this license. This agreement will terminate in the United States on the expiration date of the last-to-expire U.S. patent subject to the license. Currently, the last-to-expire U.S. patent under the agreement is scheduled to expire in August 2017, absent an extension of the expiration date of any patent under the agreement past such date. The Company has patent applications pending which, if issued and not invalidated, may extend the expiration date of the last-to-expire patent. Furthermore, on a country-by-country basis outside of the United States, the term of this agreement continues until the expiration in the applicable country of the last-to-expire of the patents licensed to the Company under the agreement. In addition, the Company may terminate the agreement by giving three months prior written notice to the University of Pittsburgh and paying all amounts due under the agreement through the effective date of termination.

KuDOS Pharmaceuticals Limited. In April 2007, the Company terminated the December 2003 license agreement under which it licensed KuDOS’ North American rights to AQ4N and entered into a worldwide license agreement directly with the primary licensor to KuDOS, BTG International Limited. Also in April 2007, the Company entered into an assignment of KuDOS’ ownership of rights, title and interests in patents and know-how related to AQ4N. As of June 30, 2008 and under the terms and conditions of the assignment agreement, the Company may be obligated in the future to make a payment to KuDOS of $5.0 million upon achievement of a certain milestone tied to the Company’s AQ4N sales reaching a specified dollar level. No future pre-approval development milestones or royalties will be due to KuDOS under this agreement.

BTG International Limited. In April 2007, the Company entered into a novation and license agreement with BTG International Limited, or BTG, the primary licensor to KuDOS regarding AQ4N. The Company acquired the worldwide exclusive rights to patents and know-how for the development, manufacture and use of AQ4N for the diagnosis, treatment and prevention of human diseases. In May 2007, the Company paid BTG $1.4 million as an up-front payment, which was recorded as a research and development expense. Under the terms and conditions of the agreement, the Company is obligated to pay BTG approximately £50,000 (approximately $0.1 million) per year beginning in 2008 until the Company receives regulatory approval for AQ4N. Further, under the agreement, the Company may be obligated in the future to make certain milestone payments to BTG of up to approximately £6.0 million (approximately $11.9 million), which are contingent upon the occurrence of certain clinical development and regulatory events related to AQ4N. Payments to BTG that relate to pre-approval development milestones will be recorded as research and development expense when incurred. In addition, the Company is obligated to pay BTG certain annual royalties based on net sales of AQ4N, which are subject to annual minimum royalty payment amounts, and which royalty rate may be reduced in the event that we must pay certain additional royalties under patent licenses to third parties in order to manufacture, use or sell AQ4N. The Company also agreed to pay BTG a certain percentage of any sub-license revenues that the Company receives. The license agreement will terminate on a country-by-country basis on the expiration date in the applicable country of the last-to-expire patent licensed to the Company under the agreement. In addition to customary termination provisions, including breach of the agreement and bankruptcy, BTG may terminate the license agreement if the Company directly or indirectly opposes or assists any third party in opposing BTG’s patents. The Company may terminate the agreement by giving notice to BTG at any time, which termination shall be effective six months after such notice and upon transfer of ownership to BTG or its designee of certain rights as required by the agreement, subject to certain payments. As of June 30, 2008, the only payments that the Company has made to BTG is the up-front payment of $1.4 million in May 2007 and the 2008 annual license fee of $0.1 million in January 2008.

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

6. Restructuring

On May 8, 2008, the Company committed to a restructuring plan to reduce its spending while maintaining the capabilities needed to conduct wind-down and other activities related to its product candidates, Asentar and AQ4N, to maintain the operations of the Company, and to evaluate potential strategic options. The plan reduced the Company’s workforce by approximately 22 people, or 60%, in the second and third quarters of 2008. Total charges under the plan are estimated to be up to $2.7 million.

Certain employees subject to the workforce reduction plan were eligible for one-time severance pay of $0.7 million upon signing a separation and release agreement with the Company, all of which was accrued at June 30, 2008. For employees who signed a separation and release agreement and were terminated on May 15, 2008, a total of $0.5 million was paid on that date. An additional total of $0.2 million was subsequently paid in July 2008 for employees who signed their separation and release agreement and were terminated on July 15, 2008.

Additionally, on May 12, 2008, the Company adopted retention bonus and severance payment arrangements, pursuant to which it may make retention and severance payments to those non-executive employees who remain employed by the Company following the workforce reduction, in accordance with the terms and conditions of the retention bonus and severance payment arrangements, to assist the Company with final wind-down activities related to the clinical programs, to maintain operations and to evaluate potential strategic options. The payment of the retention bonus and severance is contingent upon the completion of a defined transaction by the Company and is subject to employee continued employment through that date. In aggregate, the Company estimates that such retention bonuses and severance payments to non-executive employees could total up to $1.1 million. Retention and severance payments to non-executive employees will be accrued as an expense in the period a defined transaction is consummated and the amounts are earned. No such amounts have been recorded as of June 30, 2008

Executive officers who remain with the Company following the workforce reduction in accordance with the terms and conditions of the retention bonus plan will also be eligible to receive retention payments. The payment of the retention bonus is contingent and will be made upon the completion of a defined transaction by the Company and is subject to the employee’s continued employment through that date. In aggregate, the Company estimates that such retention payments to executive officers could total up to $0.8 million. Payments to executive officers, and the terms and conditions of such payments, are the subject of individual employment or severance agreements with each of the executive officers, and will be recorded as expense in the period a defined transaction is consummated and the amounts are earned. No such mounts have been recorded June 30, 2008

In the three months ended June 30, 2008, as part of its research and development expenses, the Company recorded an impairment charge of $0.1 million related to its license agreement with the University of Pittsburgh License Agreement. The University of Pittsburgh License Agreement is specific to the use of Asentar™ in combination with certain chemotherapies. The Company does not anticipate any future use of such license after termination of the Collaboration Agreement, as discussed in Note 4 to the condensed financial statements.

Of the $0.8 million in restructuring costs recorded in the quarter ended June 30, 2008, $0.5 million was recognized as research and development expense and $0.3 was recognized as general and administrative expense. At June 30, 2008 $0.5 million was paid, $0.1 million represented a non cash impairment charge and $0.2 million remains accrued.

7. Income Taxes

As discussed in Note 4 to the condensed financial statements, the Company received non-refundable upfront payments from Schering totaling $60 million in July 2007. For financial reporting purposes, $5.2 million was recognized as revenue during 2007 and $54.8 million was recorded as deferred revenue at December 31, 2007, and subsequently recognized as revenue during the six months ended June 30, 2008. For income tax purposes, the Company elected the “full inclusion” method of income tax accounting for recognition of all its non-refundable upfront payments, as provided by the Internal Revenue Code and Revenue Procedure 2004-34, thereby recognizing the entire $60 million as taxable income for the year ended December 31, 2007. Further, for 2007 the Company utilized its net operating loss carry-forwards to offset any regular taxable income and is exempt from the alternative minimum tax because of an exemption available to it under the Internal Revenue Code, given its status as a small corporation for that year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2008 and results of operations for the three months and six months ended June 30, 2008 and 2007 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A. “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

Overview

We are a biopharmaceutical company currently focused on in-licensing, developing and commercializing novel therapies for the treatment of cancer. We currently have two clinical-stage oncology product candidates. Our lead product candidate, Asentar™, had been in a Phase 3 clinical trial for the treatment of androgen-independent prostate cancer, or AIPC, and had been in a Phase 2 clinical trial for the treatment of advanced pancreatic cancer, initiated in September 2007. In November 2006, we initiated a Phase 1b/2a clinical trial of our second product candidate, AQ4N, in combination with radiation and chemotherapy, for the treatment of glioblastoma multiforme, or GBM. In October 2007, we initiated a Phase 2 clinical trial of AQ4N for the treatment of acute lymphoblastic leukemia, or ALL; however, this trial was discontinued in January 2008 in connection with our decision to scale back clinical development activities for AQ4N in order to preserve capital resources. In May 2007, we signed an exclusive worldwide License, Development and Commercialization Agreement with Schering Corporation, a wholly-owned subsidiary of Schering-Plough Corporation (“Schering”), for the development and commercialization of Asentar™ (the “Collaboration Agreement”) in AIPC, earlier stages of prostate cancer, and in other types of cancers, including pancreatic cancer.

In November 2007, we and Schering ended our ASCENT-2 Phase 3 clinical trial of Asentar™ due to an unexplained imbalance of deaths between the treatment and control arms of the trial. At that time, we also suspended enrollment in our Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and in each of the other ongoing investigator-sponsored trials involving the use of Asentar™. Together with Schering, we reviewed and analyzed the data from the ASCENT-2 Phase 3 clinical trial in an attempt to determine the reason for the higher number of deaths in the treatment arm. Based on our preliminary findings from the ASCENT-2 Phase 3 clinical trial that we announced in June 2008, we believe that the overall incidence of grade 3 and grade 4 adverse events between the treatment arm and the control arm of the ASCENT-2 Phase 3 clinical trial appears to be comparable. Additionally, the median survival data from the treatment arm of the trial appears to be similar to median survival data observed in AIPC patients not receiving Asentar who were treated with once-weekly Taxotere in each of the control arm of our earlier ASCENT Phase 2 trial, and in one of the comparator arms of the TAX327 trial, as reported by Sanofi-Aventis in 2004.

On April 4, 2008, Schering delivered written notice of Schering’s termination of the Collaboration Agreement. Through the termination date of the Collaboration Agreement, we had recognized revenues from the upfront payments ratably over an estimated six-year development period starting on June 26, 2007 and ending on June 30, 2013. As a result of the termination of the Collaboration Agreement, we recognized as revenue during the second quarter of 2008 all of the previously deferred revenue balance of $52.4 million related to the $60.0 million in upfront payments from Schering. Upon termination of the Collaboration Agreement, the licenses and other rights granted by the Company to Schering pursuant to the Collaboration Agreement terminated and Schering became responsible for conducting an orderly wind-down of all ongoing development activities with respect to Asentar™ and making all payments due to us and any other third parties with respect to Asentar™, as per the terms of the Collaboration Agreement. In August 2008, we reached agreement with Schering that they would make a payment of $5.7 million, representing reimbursement for our R&D efforts on Asentar™ of $4.3 million for the first quarter of 2008 and of $1.4 million for the second quarter of 2008. The $1.4 million covers a portion of the $2.3 million incurred by us for our R&D efforts on Asentar™ during the second quarter of 2008, which have been focused on the orderly wind-down of all ongoing development activities with respect to Asentar™. Following receipt of the $5.7 million payment, we will not be entitled to receive any future reimbursement from Schering under the Collaboration Agreement for our remaining activities on Asentar™ and we will no longer recognize any related reimbursement revenue. All future costs incurred by us for activities on the Asentar™ development programs and for any future development of Asentar™ will be at our expense.

In May 2008, we made the decision to limit our additional development activities on Asentar, which have been directed toward the following: winding-down and finalizing the analysis of the ASCENT-2 Phase 3 clinical trial; preparing a complete response to the U.S. Food and Drug Administration regarding releasing the clinical hold on the Investigational New Drug, or IND, application for Asentar; and meeting with the ASCENT-2 clinical trial investigators during the American Society of Oncology meeting in June 2008. Additionally, our AQ4N development efforts have focused on completing the necessary activities on the Phase 1b portion of the Phase 1b/2a GBM trial with AQ4N, which had completed enrollment, while placing the Phase 2a portion of the trial on hold prior to patient enrollment.

Additionally, in May 2008, we committed to a restructuring plan with the intention of reducing our spending while maintaining the capabilities needed to conduct the activities noted above related to Asentar and AQ4N, to maintain our operations and to evaluate potential strategic options, for which we have hired a financial advisor to assist us in this process. The plan reduced our workforce by approximately 22 people, or 60%, and was completed in the second and third quarters of 2008.

Also, in May 2008, we adopted retention bonus and severance payment arrangements, pursuant to which we may make payments to those non-executive employees who remain employed by us following the workforce reduction. In aggregate, we estimate that such retention bonuses and severance payments to non-executive employees could total up to $1.1 million. Executive officers who remain with us following the workforce reduction will also be eligible to receive retention payments. In aggregate, we estimate that such retention payments to executive officers could total up to approximately $0.8 million. Payments to executive officers, and the terms and conditions of such payments, are the subject of individual employment or severance agreements with each of the executive officers.

We incorporated in February 2001 and have devoted substantially all of our resources to the licensure and clinical development of our product candidates. Until we completed our initial public offering in May 2006, we funded our operations primarily through the private placement of equity securities. Net proceeds from the initial public offering and the subsequent exercise of the underwriters’ over-allotment option and purchase of additional shares of our common stock were approximately $39.2 million, after deducting underwriting discounts and commissions and other offering expenses. Prior to the quarter ended June 30, 2008, we had incurred net losses since our inception in 2001. However, due to the recognition of the previously deferred revenue from the upfront payments from Schering, we had net income for the three months and six months ended June 30, 2008 of $47.1 million and $46.0 million, respectively. As of June 30, 2008, we had an accumulated deficit of $78.0 million. We expect net losses in future periods primarily due to our operating activities. Clinical trials are costly, and if we decide to advance our product candidates through later stages of development, we expect our research and development expenses to increase significantly. As compared to Phase 1 and Phase 2 clinical trials, Phase 3 clinical trials are typically more expensive as they involve a greater number of patients, are conducted at multiple sites and sometimes in several countries, are conducted over a longer period of time and require greater quantities of drug product. In addition, our expenses will increase if we expand our infrastructure and facilities and hire additional personnel, including clinical development, administrative, sales and marketing personnel. We are unable to predict when, if ever, we will be able to commence the sale of, or generate any other type of revenue for, any of our product candidates.

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

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for our personnel in executive, business development, marketing, human resources, external communications, finance and other administrative functions, as well as consulting costs, including market research and business consulting. Other costs include professional fees for legal and accounting services, insurance and facility costs. General and administrative expenses may increase in the future if we expand our operating activities.

Results of Operations

Three months and six months ended June 30, 2008 and 2007

The following tables reflect period over period changes in selected line items from our condensed statements of operations (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change Period Over Period		2008	2007	Change Period Over Period
Collaboration revenue	$53,739	$136	$53,603	39,414%	$60,528	$136	$60,392	44,406%
Research and development expenses	4,124	11,444	(7,320)	(64)%	9,631	18,996	(9,365)	(49)%
General and administrative expenses	3,210	5,384	(2,174)	(40)%	6,650	9,258	(2,608)	(28)%
Interest and other income, net	707	665	42	6%	1,705	1,453	252	17%

Collaboration Revenue

The Collaboration Agreement with Schering became effective on June 26, 2007, and in July 2007, we received non-refundable upfront payments from Schering totaling $60 million, including $35 million as reimbursement for past research and development (R&D) expenses and a license fee of $25 million. Through the termination date of the Collaboration Agreement on April 4, 2008, we had recognized revenues from the upfront payments ratably over an estimated six-year development period starting on June 26, 2007 and ending on June 30, 2013. We believed that this period for revenue recognition represented substantially the entire period for which we would have significant participatory obligations for Asentar™. As a result of the termination of the Collaboration Agreement with Schering on April 4, 2008, we recognized as revenue during the second quarter of 2008 the previously deferred revenue balance of $52.4 million related to the upfront payments. The deferred revenue balance related to the upfront payments from Schering was zero as of June 30, 2008.

Revenue from reimbursement for our R&D efforts on Asentar™ is recognized as the related costs are incurred. In August 2008, we and Schering agreed that the final payment of $5.7 million, representing reimbursable costs for the first quarter of 2008 of $4.3 million and part of reimbursable costs for the second quarter of 2008 of $1.4 million, would cover all development costs and wind-out costs under the Collaboration Agreement and we would not be entitled to any additional monies from Schering in connection with the Collaboration Agreement. Any future development of Asentar™ would be at our expense. In August 2008, we reached agreement with Schering that they would make a payment of $5.7 million, representing reimbursement for our R&D efforts on Asentar™ of $4.3 million for the first quarter of 2008 and of $1.4 million for the second quarter of 2008. The $1.4 million covers a portion of the estimated $2.3 million incurred by us for our R&D efforts on Asentar™ during the second quarter of 2008, which have been focused on the orderly wind-down of all ongoing development activities and preparing a complete response to the U.S. FDA regarding releasing the clinical hold on the IND application with respect to Asentar™. The $5.7 million has been recorded as accounts receivable as of June 30, 2008. Following receipt of the $5.7 million payment, we will not be entitled to receive any future reimbursement from Schering under the Collaboration Agreement for our remaining activities on Asentar™ and we will no longer recognize any related reimbursement revenue. All future costs incurred by us for activities on the Asentar™ development programs and for any future development of Asentar™ will be at our expense.

Additionally, with the termination of the Collaboration Agreement, we are no longer eligible to receive from Schering any pre-commercial milestone payments or royalties on worldwide sales of Asentar™.

Collaboration revenue for the three months and six months ended June 30, 2008 was $53.7 million and $60.5 million, respectively, compared to $0.1 million for the three months and six months ended June 30, 2007. This includes $52.4 million and $54.8 million during the three months and six months ended June 30, 2008, respectively, related to the recognition of a portion of the $60.0 million in upfront payments under the Schering Collaboration Agreement and $1.4 million and $5.7 million during the three months and six months ended June 30, 2008, respectively, related to reimbursement by Schering for our R&D efforts on Asentar™.

Through the termination date of the Collaboration Agreement, we had recognized revenues from the upfront payments from Schering ratably over an estimated six-year development period starting on June 26, 2007 and ending on June 30, 2013. As a result of the termination of the Collaboration Agreement, we recognized as revenue in the three months and six months ended June 30, 2008, the previously deferred revenue balance of $52.4 million related to the upfront payments from Schering. A total of $5.7 million in revenue related to the reimbursement for our R&D efforts during the first and the second quarters of 2008 is recorded as a receivable from Schering as of June 30, 2008. All payments received from Schering are non-refundable. Revenue for the three months and six months ended June 30, 2007 was $0.1 million and was attributable to amortization of upfront payments under the Schering Collaboration Agreement. Approximately $0.1 million remained available for grant under one of the two agreements with Aventis Pharmaceuticals, Inc. related to our Asentar™ clinical studies as of June 30, 2008, which amount is payable to us upon achievement of a final milestone.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Asentar™	$2,862	$8,945	$7,001	$13,681
AQ4N	176	1,078	867	2,755
Other projects	519	949	1,184	1,907
Stock-based employee compensation	567	472	579	653

Total research and development expenses	$4,124	$11,444	$9,631	$18,996

Research and development expenses for the three months and six months ended June 30, 2008 were $4.1 million and $9.6 million, respectively, compared to $11.4 million and $19.0 million for the three months and six months ended June 30, 2007, respectively. This represents a decrease in research and development expenses of $7.3 million, or 64%, between the three-month periods in 2008 and 2007 and of $9.4 million, or 49% between the six-month periods in 2008 and 2007.

Research and development expenses associated with Asentar™ were $2.9 million and $7.0 million for the three months and six months ended June 30, 2008, compared to $8.9 million and $13.7 million for the three months and six months ended June 30, 2007, respectively. The $6.0 million, or 68%, decrease between the three-month periods in 2008 and 2007 and $6.7 million, or 49%, decrease between the six-month periods in 2008 and 2007 was due primarily to the lower level of clinical development activities in our ASCENT-2 Phase 3 clinical trial of AIPC, which began in the first quarter of 2006 and was terminated in November 2007, partially offset by restructuring charges of $0.5 million. Our activities for Asentar™ in 2008 have been primarily focused on reviewing and analyzing the data from the ASCENT-2 clinical trial in an attempt to determine the reason for the higher number of deaths in the treatment arm and on preparing a complete response to the U.S. FDA regarding releasing the clinical hold on the IND application for the product. Based on our preliminary findings from the ASCENT-2 Phase 3 clinical trial that we announced in June 2008, we believe that the overall incidence of grade 3 and grade 4 adverse events between the treatment arm and the control arm of the ASCENT-2 Phase 3 clinical trial appears to be comparable. Additionally, the median survival data from the treatment arm of the trial appears to be similar to median survival data observed in AIPC patients not receiving Asentar who were treated with once-weekly Taxotere in each of the control arm of our earlier ASCENT Phase 2 trial, and in one of the comparator arms of the TAX327 trial, as reported by Sanofi-Aventis in 2004. In May 2008, we made the decision to limit our additional development activities on Asentar™, which are directed toward the following: winding-down and finalizing the analysis of the ASCENT-2 Phase 3 clinical trial; preparing a complete response to the U.S. Food and Drug Administration regarding releasing the clinical hold on the Investigational New Drug, or IND, application for Asentar; and meeting with the ASCENT-2 clinical trial investigators during the American Society of Oncology meeting in June 2008. Certain research and development expenses for Asentar™ have been subject to reimbursement from Schering under the Collaboration Agreement, which was terminated by Schering in April 2008. The expenses were recorded as research and development expenses and the reimbursement of such costs were recorded as revenue as costs were incurred by us. For periods subsequent to the second quarter of 2008, we will not be entitled to receive any additional reimbursement from Schering under the Collaboration Agreement for our remaining activities on Asentar™ and we will no longer recognize any related reimbursement revenue. All future costs incurred by us for activities on the Asentar™ development programs and for any future development of Asentar™ will be at our expense.

Research and development expenses associated with AQ4N were $0.2 million and $0.9 million for the three months and six months ended June 30, 2008, respectively, compared to $1.1 million and $2.8 million for the three months and six months ended June 30, 2007, respectively. The $0.9 million, or 84%, decrease between the three-month periods in 2008 and 2007 and the $1.9 million, or 69%, decrease between the six-month periods in 2008 and 2007 resulted primarily from reduced development activities and product manufacturing expenses for AQ4N, in a Phase 1b/2a clinical trial in glioblastoma multiforme, or GBM, which began in the fourth quarter of 2006. In May 2008, we decided that our future AQ4N development efforts will focus on completing the necessary activities on the Phase 1b portion of the Phase 1b/2a GBM trial, which had completed enrollment, while placing the Phase 2a portion of the trial on hold prior to patient enrollment. In October 2007, we initiated a Phase 2 clinical trial of AQ4N for the treatment of acute lymphobastic leukemia, or ALL. However, this trial was discontinued in January 2008 in connection with our decision to scale back clinical development activities for AQ4N in order to preserve capital resources.

Other research and development expenses were approximately $0.5 million and $1.2 million for the three months and six months ended June 30, 2008, respectively, compared to $1.0 million and $1.9 million for the three months and six months ended June 30, 2007, respectively. The $0.5 million, or 45%, decrease between the three-month periods in 2008 and 2007 and the $0.7 million, or 38%, decrease between the six-month periods in 2008 and 2007 resulted primarily from costs associated with reduced internal, and related external activities associated with our general research and development efforts.

Stock-based compensation expense included in research and development expenses was $0.6 million and $0.6 million for the three months and six months ended June 30, 2008, respectively, compared to $0.5 million and $0.7 million for the three months and six months ended June 30, 2007, respectively.

Our research and development expenses may increase in the future if we advance our product candidates through Phase 2 and Phase 3 clinical trials and registration trials, start additional clinical trials, file for regulatory approvals, hire more employees and expand our infrastructure and facilities.

General and Administrative Expenses

General and administrative expenses for the three months and six months ended June 30, 2008, were $3.2 million and $6.7 million, respectively, compared to $5.4 million and $9.3 million for the three months and six months ended June 30, 2007, respectively. The decrease of $2.2 million, or 40%, between the three-month periods in 2008 and 2007 in general and administrative expenses was mainly due to a $0.9 million decrease in marketing-related expenses, a $0.8 million decrease in stock-based compensation, a $0.4 million decrease in consulting, a $0.3 million decrease in compensation and benefits, partially offset by $0.3 million in restructuring-related expense. The decrease of $2.6 million, or 28%, between the six-month periods in 2008 and 2007 in general and administrative expenses was mainly due to a $1.3 million decrease in marketing-related expenses, a $0.7 million decrease in stock-based compensation, a $0.4 million decrease in consulting, and a $0.4 million decrease in recruiting, offset partially by $0.3 million in restructuring-related expense.

General and administrative expenses may increase in the future if we expand our operating activities or continue to file and prosecute new and existing patents.

Interest and Other Income, Net

Interest and other income, net, was $0.7 million and $1.7 million for the three months and six months ended June 30, 2008, respectively, compared to $0.7 million and $1.5 million for the three months and six months ended June 30, 2007, respectively. The increase of $0.2 million, or 17% between the six-month periods in 2008 and 2007 in interest and other income, net, resulted from higher investment balances resulting from the availability of the net proceeds from our Collaboration Agreement with Schering.

Liquidity and Capital Resources

We have generated a limited amount of revenue, and do not expect to generate revenue from product candidates for several years, if at all. Since inception, we have funded our operations significantly through the private placement of our preferred stock, with total net proceeds of $108.3 million.

In May 2007, we signed a Collaboration Agreement with Schering. The Collaboration Agreement became effective on June 26, 2007, and in July 2007, we received upfront payments from Schering totaling $60 million, of which $35 million was reimbursement for past research and development expenses and $25 million was a license fee. Additionally, in July 2007, pursuant to the terms of the Collaboration Agreement, we sold to Schering 1,490,868 shares of our common stock for cash at $8.05 per share, for an aggregate purchase price of $12.0 million under a Common Stock Purchase Agreement. On April 4, 2008, Schering delivered written notice of Schering’s termination of the Collaboration Agreement. Upon termination of the Collaboration Agreement, the licenses and other rights granted by the Company to Schering pursuant to the Collaboration Agreement terminated and Schering became responsible for conducting an orderly wind-down of all ongoing development activities with respect to Asentar™ and making all payments due to us and any other third parties with respect to Asentar™, as per the terms of the Collaboration Agreement. In August 2008, we reached agreement with Schering that they would make a payment of $5.7 million, representing reimbursement for our R&D efforts on Asentar™ of $4.3 million for the first quarter of 2008 and of $1.4 million for the second quarter of 2008. A total of $5.7 million in revenue related to the reimbursement for our R&D efforts during the first and the second quarters of 2008 is recorded as a receivable from Schering as of June 30, 2008. Following receipt of the $5.7 million payment noted above, we will not be entitled to receive any future reimbursement from Schering under the Collaboration Agreement for our remaining activities on Asentar™ and we will no longer recognize any related reimbursement revenue. All future costs incurred by us for activities on the Asentar™ development programs and for any future development of Asentar™ will be at our expense.

In addition, we are no longer eligible to receive from Schering any pre-commercial milestone payments or royalties on worldwide sales of Asentar™. All payments received from Schering are non-refundable.

At June 30, 2008, we had cash, cash equivalents and marketable securities of $89.3 million and accounts receivable of $5.7 million. At December 31, 2007, we had cash, cash equivalents and marketable securities of $94.6 million and accounts receivable of $11.5 million.

The following table summarizes cash provided by (used in) our operating, investing and financing activities:

	Six Months Ended June 30,
	2008	2007
Cash used in operating activities	$(5,237)	$(18,911)
Cash provided by (used in) investing activities	(5,665)	17,233
Cash provided by financing activities	119	513

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2008 was $5.2 million. Net cash used in operating activities for the six months ended June 30, 2007 was $18.9 million. For the six months ended June 30, 2008, cash used in operations was primarily attributable to a decrease in deferred revenue and a decrease in accounts payable, partially offset by net income, a net decrease in accounts receivable resulting from R&D reimbursement payments from Schering, and non-cash charges related to stock-based compensation. For the six months ended June 30, 2007, cash used in operations was primarily attributable to our net loss, partially offset by an increase in accrued liabilities resulting principally from the total sublicensing fees of $5.0 million to be paid to Oregon Health & Science University and to the University of Pittsburgh and increased research and development activities, and non-cash charges related to stock-based compensation.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities of $5.7 million for the six months ended June 30, 2008 was due primarily to net purchases of short-term investments. Net cash provided by investing activities of $17.2 million for the six months ended June 30, 2007 was due primarily to net maturities of short-term investments.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2008 and 2007 were $0.1 million and $0.5 million, respectively, which were due primarily to proceeds from the issuance of our common stock from the exercise of outstanding stock options.

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

On May 8, 2008, we committed to a restructuring plan with the intention of reducing our spending while maintaining the capabilities needed to conduct wind-down and other activities related to our product candidates, Asentar and AQ4N, to maintain our operations, and to evaluate potential strategic options. The plan reduced our workforce by approximately 22 people, or 60%, which was completed in the second and third quarters of 2008. Employees subject to the workforce reduction were eligible for one-time severance pay of $0.7 million in total recorded in the second quarter of 2008, of which $0.5 million and $0.2 million were paid in the second and third quarters of 2008, respectively.

Additionally, on May 12, 2008, we adopted retention bonus and severance payment arrangements, pursuant to which we may make retention and severance payments to those non-executive employees who remain employed by us following the workforce reduction in accordance with the terms and conditions of the retention bonus and severance payment arrangements. In aggregate, we estimate that such retention bonuses and severance payments to non-executive employees could total up to approximately $1.1 million. Executive officers who remain with us following the workforce reduction in accordance with the terms and conditions of the retention bonus plan will be eligible to receive retention payments. In aggregate, we estimate that such retention payments to executive officers could total up to approximately $0.8 million. Severance payments to executive officers, and the terms and conditions of such, are the subject of individual employment or severance agreements with each of the executive officers.

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

Based on our current operating plans, including the reimbursement by Schering of certain of our Asentar costs incurred in the first and second quarters of 2008, we project that in 2008 our usage of operating capital, comprised of cash and cash equivalents, marketable securities and accounts receivable, will be approximately $15 million to $16 million.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet arrangements, as defined under Regulation S-K Item 303(a)(4).

Contingencies

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters as of June 30, 2008 that, in the opinion of management, are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the quarter ended June 30, 2008 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007, other than as noted below:

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

The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations and financial condition as of and for the quarter ended June 30, 2008.

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

Our investment policy restricts investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; fulfillment of liquidity needs; above-market returns versus industry averages; and fiduciary control of cash and investments. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our portfolio of cash equivalents, short-term marketable securities and restricted cash in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. As of June 30, 2008, all of our investments were in money market accounts, certificates of deposit or investment grade corporate debt. Due to the short-term nature of these investments, a 10% movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of June 30, 2008. We do not expect current credit market conditions to materially impact the value of our investment portfolio.

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

There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to Our Business

Other than in the quarter ended June 30, 2008, we have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may never achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have only generated a limited amount of grant revenue and revenue from our collaboration agreement, and we have not generated any revenue from product sales. We do not anticipate that we will generate revenue from the sale of products for the foreseeable future. We have not yet submitted any products for approval by regulatory authorities and we do not currently have rights to any products that have been approved for marketing in our territory. We continue to incur research and development and general and administrative expenses related to our operations. Other than in the quarter ended June 30, 2008, we have incurred net losses since our inception in 2001. However, due to the recognition of the previously deferred revenue from the upfront payments under the the exclusive License, Development and Commercialization Agreement between us and Schering for the development and commercialization of Asentar™ (the “Collaboration Agreement”) that was terminated in April 2008, we had net income for the six months ended June 30, 2008 of $46.0 million. Our net loss for the years ended December 31, 2007, 2006 and 2005 was $32.5 million, $29.6 million, and $23.8 million, respectively. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase if we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and prepare for and begin to commercialize any approved products. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are currently evaluating strategic opportunities, which could result in us changing the current focus of our business.

We have substantially reduced our development activities relating to Asentar™ following the termination of our ASCENT-2 Phase 3 clinical trial for the treatment of advanced pancreatic cancer in November 2007 and suspended enrollment in our Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and in each of the other ongoing investigator-sponsored trials involving the use of Asentar™. On April 4, 2008, Schering delivered written notice of Schering’s termination of the Collaboration Agreement as of that date. Schering elected to terminate the Collaboration Agreement based on Schering’s determination, related to the termination of the ASCENT-2 Phase 3 clinical trial, that there had been a technical failure related to Asentar™. During 2008, we also curtailed our development efforts on AQ4N. We are currently evaluating strategic opportunities, which could include our merger with, or acquisition by, another company, and have engaged a financial advisor to assist us in evaluation of our strategic alternatives. As we evaluate these strategic opportunities, we may decide to cease our current focus on biopharmaceutical therapies for the treatment of patients with cancer and allocate our resources toward other potential biopharmaceutical product areas.

We ended and have suspended enrollment in clinical trials for our lead product candidate, Asentar™, and we cannot give any assurance that it will receive regulatory approval or be successfully developed or commercialized.

In November 2007, we ended our Phase 3 clinical trial of Asentar™ for the treatment of androgen-independent prostate cancer, or AIPC, due to an unexplained imbalance of deaths between the treatment and control arms of the trial. At that time, we also suspended enrollment in our Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and in other trials involving the use of Asentar™. Additionally, in November 2007, the FDA placed a hold on our existing Investigational New Drug application, or IND, for Asentar™. We are analyzing data from the ASCENT-2 Phase 3 clinical trial in an attempt to determine the reason for the higher number of deaths in the treatment arm and, depending on the results of this analysis, may decide to stop all development efforts with respect to Asentar™. Based on our preliminary findings from the ASCENT-2 Phase 3 clinical trial that we announced in June 2008, we believe that the overall incidence of grade 3 and grade 4 adverse events between the treatment arm and the control arm of the ASCENT-2 Phase 3 clinical trial appears to be comparable. Additionally, the median survival data from the treatment arm of the trial appears to be similar to median survival data observed in AIPC patients not receiving Asentar who were treated with once-weekly Taxotere in each of the control arm of our earlier ASCENT Phase 2 trial, and in one of the comparator arms of the TAX327 trial, as reported by Sanofi-Aventis in 2004. If we continue to seek approval for Asentar™, we do not know whether we will be able to enroll another clinical trial, and Asentar™ may never receive regulatory approval or be successfully commercialized. The clinical development program for Asentar™ may not receive regulatory approval from the U.S. Food and Drug Administration, or FDA, or similar non-U.S. regulatory agencies either if we fail to determine the causes of the imbalance in death rates and demonstrate that it is safe and effective in clinical trials, or if there are inadequate financial or other resources to advance Asentar™ through the clinical trial process. Even if Asentar™ receives regulatory approval, we may not be successful in marketing it for a number of reasons, including concerns raised by the results of the ASCENT-2 Phase 3 clinical trial, the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in sales and marketing efforts. Any failure to obtain approval of Asentar™ and to successfully commercialize it would have a material and adverse impact on our business.

We ended the ASCENT-2 Phase 3 clinical confirmatory trial without confirming the previously observed safety and efficacy trends of Asentar™.

The ASCENT-2 Phase 3 clinical confirmatory trial was designed based on observations about secondary endpoints from our completed Phase 2 clinical trial, referred to as our ASCENT clinical trial, which enrolled 250 patients. In addition, while our ASCENT clinical trial evaluated the weekly administration of Asentar™ in combination with weekly Taxotere® versus once weekly placebo in combination with weekly Taxotere, the ASCENT-2 Phase 3 clinical confirmatory trial evaluated this Asentar™ and Taxotere regimen versus the currently approved regimen for Taxotere, which is dosed every three weeks in combination with prednisone. We ended the ASCENT-2 Phase 3 clinical trial in November 2007 due to an unexplained imbalance of deaths between the treatment and control arms of the trial and were not able to demonstrate the levels of safety and efficacy observed in our earlier clinical trials, including our ASCENT clinical trial. Additionally, in November 2007, the FDA placed a hold on our existing Investigational New Drug application, or IND, for Asentar™. Based on our preliminary findings from the ASCENT-2 Phase 3 clinical trial that we announced in June 2008, we believe that the overall incidence of grade 3 and grade 4 adverse events between the treatment arm and the control arm of the ASCENT-2 Phase 3 clinical trial appears to be comparable. Additionally, the median survival data from the treatment arm of the trial appears to be similar to median survival data observed in AIPC patients not receiving Asentar who were treated with once-weekly Taxotere in each of the control arm of our earlier ASCENT Phase 2 trial, and in one of the comparator arms of the TAX327 trial, as reported by Sanofi-Aventis in 2004. If we conduct additional analysis of the data from both the completed ASCENT clinical trial and the ASCENT-2 Phase 3 clinical trial, and determine that the higher death rate is related to Asentar™, or if we are unable to determine the cause, the FDA may not release the existing hold on our IND for Asentar™, we would discontinue development of Asentar™, or we may be unable to enroll or complete an additional Phase 3 study that would support regulatory approval.

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

We have been primarily developing Asentar™ for use as a combination therapy with Taxotere for the treatment of AIPC. In 2007, we initiated a Phase 2 clinical trial of Asentar for the treatment of advanced pancreatic cancer, and several investigator-sponsored trials using Asentar were underway. Due to the unexplained higher number of deaths in the treatment arm over the control arm of our ASCENT-2 Phase 3 clinical trial, we have suspended enrollment in these trials until we can determine the cause of this imbalance. Based on our preliminary findings from the ASCENT-2 Phase 3 clinical trial that we announced in June 2008, we believe that the overall incidence of grade 3 and grade 4 adverse events between the treatment arm and the control arm of the ASCENT-2 Phase 3 clinical trial appears to be comparable. Additionally, the median survival data from the treatment arm of the trial appears to be similar to median survival data observed in AIPC patients not receiving Asentar who were treated with once-weekly Taxotere in each of the control arm of our earlier ASCENT Phase 2 trial, and in one of the comparator arms of the TAX327 trial, as reported by Sanofi-Aventis in 2004. Following the decision to terminate these trials, Schering in April 2008 terminated the Collaboration Agreement. Any future development of Asentar will be at our expense and we do not know when, or if, we will continue enrollment for these trials. In May 2008, we made the decision to limit our additional development activities on Asentar™, which will be directed toward the following: winding-down and finalizing the analysis of the ASCENT-2 Phase 3 clinical trial; preparing a complete response to the U.S. Food and Drug Administration regarding releasing the clinical hold on the Investigational New Drug, or IND, application for Asentar; and meeting with the ASCENT-2 clinical trial investigators during the American Society of Oncology meeting in June 2008.

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

We may seek additional collaborative arrangements, which may not be available to us, to develop and commercialize our drug candidates in the future. Even if we are able to establish acceptable collaborative arrangements in the future, they may not be successful. The success of our collaboration arrangements, if any, will depend heavily on the efforts and activities of our collaborators. Possible future collaborations have risks, including the following:

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching, developing and marketing products designed to address prostate cancer and other indications. Our oncology product candidates will compete with other drugs and therapies that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other drugs and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research, development and marketing capabilities than we do. Some of the large pharmaceutical companies with which we expect to compete include Genentech, Inc., Sanofi-Aventis, S.A., AstraZeneca PLC, Novartis AG, Roche and Celgene Corporation. In addition, many universities and private and public research institutes may become active in cancer research, some of which are in direct competition with us.

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

If we are unable to in-license or develop product candidates necessary to grow our business, we may consider other potential strategic alternatives, such as a sale of the Company. During 2008, we announced that we would be evaluating potential strategic alternatives, and that we had hired a financial advisor to assist us in this process. Additionally, in May 2008, we committed to a restructuring plan with the intention of reducing our spending while maintaining the capabilities needed to conduct certain activities related to Asentar and AQ4N, to maintain the operations of the company, and to evaluate potential strategic options. The plan reduced the Company’s workforce by approximately 22 people, or 60%, which was completed in the second and third quarters of 2008.

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

Our commercial success will depend on our ability to obtain patents and/or regulatory exclusivity and maintain adequate protection for our technologies and product candidates in the United States and other countries. As of June 30, 2008, we owned or had exclusive rights to 99 issued U.S. and foreign patents and 201 pending U.S. and foreign patent applications. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

We license the development and commercialization rights for each of our product candidates, and we expect to enter into similar licenses in the future. For instance, we licensed exclusive worldwide rights from OHSU and the University of Pittsburgh, pursuant to two separate license agreements, that enable us to use and administer calcitriol, the active ingredient in Asentar™, in the treatment of cancer. In 2003, we licensed exclusive rights in the United States, Canada and Mexico to AQ4N from KuDOS, which was acquired by AstraZeneca. In April 2007, we terminated the December 2003 license agreement with KuDOS, in favor of an agreement directly with the primary licensor to KuDOS, BTG International Limited, under which we acquired the worldwide exclusive rights to patents and know-how for the development, manufacture and use of AQ4N for the diagnosis, treatment and prevention of human diseases. Under these licenses we are subject to commercialization and development, sublicensing, royalty and milestone payments, insurance and other obligations. If we fail to comply with any of these obligations or otherwise breach these license agreements, our licensing partners may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusivity rights provided therein could harm our financial condition and operating results, including by resulting in the termination or delay of, or a reduction in the scope of our development efforts with respect to, any of our current or future product candidates, or by resulting in increased competition with respect to any of our current or future product candidates. In addition, to the extent that we receive benefits from collaborative provisions under any of our license agreements, we may lose those benefits, which could result in significant increases to our product development expenditures, and the need to hire additional employees or otherwise develop expertise for which we have not budgeted.

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

Prior to our initial public offering of common stock, there was no public market for our common stock. The price of our common stock may be volatile as a result of changes in our operating performance or prospects. From the date of our initial public offering in May 2006 through June 30, 2008, the price of our common stock has ranged from a high of $17.25 to a low of $2.20. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

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

As of June 30, 2008, we believe that our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned significant amounts of our outstanding common stock. Based on required securities filings, we do not believe that any substantial change has occurred in this ownership concentration. Accordingly, these stockholders, acting as a group, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Recent Sales of Unregistered Securities

We did not sell any securities during the six months ended June 30, 2008 that were not registered under the Securities Act of 1933, as amended.

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

The net proceeds from our initial public offering have been invested into short-term investment grade securities and money market accounts. We have used the net proceeds from our initial public offering primarily to fund clinical development of our product candidates, Asentar™ and AQ4N.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to repurchases of our common stock during the second quarter of fiscal 2008.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate total dollar value of shares that may yet be purchased under the program
				(in thousands)
April 1, 2008 - April 30, 2008	—	$—	—	$28
May 1, 2008 - May 31, 2008	—	—	—	27
June 1, 2008 - June 30, 2008	—	—	—	25

Total	—	$—	—	$25

(1)	None of the repurchases of common stock noted above were made pursuant to a publicly announced plan. The shares repurchased were related to the early exercise of options that had not yet vested upon termination of the purchaser’s employment. The repurchase price paid was the exercise price paid by the option holder.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Stockholders of the Company was held pursuant to notice on June 9, 2008, at 9:00 a.m. local time at the Company’s principal executive offices, 400 Oyster Point Boulevard, Suite 200, South San Francisco, California. There were present at the meeting, in person or represented by proxy, the holders of 17,928,275 shares of the Company’s common stock. The matters voted on at the meeting and the votes cast were as follows:

(a) The nominees for Class II Directors listed below were elected at the meeting:

NAME OF NOMINEE	NO. OF COMMON VOTES IN FAVOR	NO. OF COMMON VOTES WITHHELD
James I. Healy	17,883,212	45,063
John P. Walker	17,865,174	63,101

Judith A. Hemberger, Camille D. Samuels, and Frederick J. Ruegsegger are Class I Directors and were not up for election at the 2008 Annual Meeting. Daniel M. Bradbury, Michael G. Raab and Eckard Weber are Class III Directors and were not up for election at the 2008 Annual Meeting. Ms. Samuels, Messrs. Ruegsegger, Bradbury and Raab and Drs. Weber and Hemberger continue to serve as directors of the Company.

(b) The appointment of Ernst & Young LLP as the Company’s independent accountants for the fiscal year ending December 31, 2008 was ratified. There were 17,889,993 shares of the Company’s common stock voting in favor, 28,802 shares of common stock voting against and 9,479 shares of common stock abstaining.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits:

10.1	Retention Bonus Letter Agreement between the Company and John P. Walker, dated May 19, 2008.

10.2	Retention Bonus Letter Agreement between the Company and Edward Schnipper, dated May 19, 2008.

10.3	Retention Bonus Letter Agreement between the Company and Amar Singh, dated May 19, 2008.

10.4	Retention Bonus Letter Agreement between the Company and Edward C. Albini, dated May 19, 2008.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of August 2008.

Novacea, Inc.

/s/ Edward C. Albini
Edward C. Albini Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)