Form 10-Q
period 2008-09-30
NOVACEA INC
filed 2008-11-10
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2008, 25,914,698 shares of our Common Stock, $0.001 par value, were outstanding.

Index to Consolidated Financial Statements

Novacea, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Novacea, Inc.

Condensed Balance Sheets

(In thousands, except for share and per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$8,158	$24,720
Marketable securities	81,381	69,887
Interest receivable	430	659
Accounts receivable	—	11,522
Other current assets	492	991

Total current assets	90,461	107,779
Property and equipment, net	478	1,098
Other assets	774	943

Total assets	$91,713	$109,820

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,302	$4,199
Accrued compensation	1,667	2,086
Deferred revenue	—	9,968
Other accrued liabilities	547	2,874
Liability for early exercise of stock options	19	39

Total current liabilities	4,535	19,166
Non-current deferred revenue	—	44,870
Other long-term liabilities	64	36

Total liabilities	4,599	64,072
Stockholders’ equity:
Common stock, $0.001 par value — 100,000,000 shares authorized; 25,900,292 and 25,394,852 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	26	26
Additional paid-in-capital	171,984	169,692
Deferred stock-based employee compensation	(97)	(270)
Accumulated other comprehensive income	39	208
Accumulated deficit	(84,838)	(123,908)

Total stockholders’ equity	87,114	45,748

Total liabilities and stockholders’ equity	$91,713	$109,820

See accompanying notes.

Novacea, Inc.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Collaboration revenue	$93	$8,566	$60,621	$8,702
Operating expenses:
Research and development	1,932	9,552	11,563	28,548
General and administrative	5,612	3,634	12,263	12,893

Total operating expenses	7,544	13,186	23,826	41,441

Income (loss) from operations	(7,451)	(4,620)	36,795	(32,739)
Interest and other income, net	570	1,383	2,275	2,836

Net income (loss)	$(6,881)	$(3,237)	$39,070	$(29,903)

Net income (loss) per share:
Basic	$(0.27)	$(0.13)	$1.52	$(1.26)

Diluted	$(0.27)	$(0.13)	$1.51	$(1.26)

Shares used in computing net income (loss) per share:
Basic	25,870	24,923	25,785	23,787

Diluted	25,870	24,923	25,918	23,787

See accompanying notes.

Novacea, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income (loss)	$39,070	$(29,903)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	641	88
Loss on disposal of fixed assets	3	—
Amortization of deferred stock-based employee compensation for employee stock options granted prior to January 1, 2006	83	305
Stock-based employee compensation expense for employee stock options and restricted stock units granted subsequent to January 1, 2006	1,844	3,043
Stock-based compensation related to modification of employee stock option	89	—
Non-cash stock compensation related to non-employees	29	1
Non-cash (credit) expense related to settlement of the Company’s liability under 401(k) Plan	(10)	22
Changes in operating assets and liabilities:
Account receivable	11,522	(6,053)
Other current assets	728	(366)
Other assets	169	(837)
Accounts payable and accrued liabilities	(4,324)	3,365
Deferred revenue	(54,838)	57,351

Net cash (used in) provided by operating activities	(4,994)	27,016

Investing activities
Purchases of property and equipment	(24)	(548)
Purchases of marketable securities	(111,810)	(104,523)
Maturities of marketable securities	100,147	68,072

Net cash used in investing activities	(11,687)	(36,999)

Financing activities
Proceeds from issuances of common stock, net of repurchases	119	12,685

Net cash provided by financing activities	119	12,685

Net increase (decrease) in cash and cash equivalents	(16,562)	2,702
Cash and cash equivalents at beginning of period	24,720	14,429

Cash and cash equivalents at end of period	$8,158	$17,131

See accompanying notes.

Novacea, Inc.

Notes to Condensed Financial Statements

1. Organization and Summary of Significant Accounting Policies

Novacea, Inc. (the “Company”) began as biopharmaceutical company focused on in-licensing, developing and commercializing novel therapies for the treatment of cancer. The Company was founded in February 2001 and is incorporated in the State of Delaware. The Company’s product portfolio features two clinical-stage oncology product candidates with worldwide rights, Asentar™ and AQ4N, each of which Novacea attempted to develop as a potential treatment for certain types of cancer. Novacea stopped all clinical trials in November 2007 on its lead product candidate, Asentar™, after a Phase 3 clinical trial for the treatment of androgen-independent prostate cancer, or AIPC, demonstrated an unexplained imbalance of deaths between the treatment and control arms of the trial. In January 2008, Novacea also terminated its early stage clinical trials for its second product candidate, AQ4N, in connection with the Company’s decision to scale back clinical development activities for Asentar™ and AQ4N in order to preserve capital resources. After ending all of its clinical trials, Novacea began to explore potential strategic alternatives, established processes for identifying and evaluating those alternatives, and committed to a restructuring plan that reduced spending while maintaining the capabilities needed to conduct some activities related to Asentar™ and AQ4N. This plan has reduced the Novacea workforce to nine employees as of October 1, 2008, each of whom is primarily involved in financial and administrative roles. Novacea no longer has employees engaged in development and commercialization activities. See Note 2 for proposed merger with Transcept Pharmaceuticals, Inc.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008 or for any other interim period or any other future year.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are stated at cost, less accumulated amortization, and amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the lease term of five years.

In connection with exploration of potential strategic alternatives, and the merger agreement described in Note 2, on July 1, 2008, the Company reviewed the estimated useful lives of all its property and equipment. The estimated remaining life of property and equipment, including leasehold improvements, which previously ranged from three to five years, was changed to six months. The change in the estimated useful life resulted in $0.4 million increase in depreciation expense during the three months ended September 30, 2008.

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

Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements on a prospective basis for financial assets and liabilities, which requires that the Company determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS No. 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations and financial condition as of and for the nine months ended September 30, 2008. See Note 4 for information and related disclosures regarding the Company’s fair value measurements.

Recently Issued Accounting Pronouncement

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination, including capitalizing at the acquisition date the fair value of acquired in-process research and development, and requires the acquirer to disclose information it needs to evaluate and understand the financial effect of the business combination As SFAS No. 141R is effective for business combinations for which the acquisition date is on or after December 15, 2008. The Company has not yet evaluated whether SFAS 141R will have a material impact to its prospective financial statements.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense included in our Condensed Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development	$(327)	$299	$252	$952
General and administrative	988	860	1,793	2,397

Total stock based compensation included in net income (loss)	$661	$1,159	$2,045	$3,349

The credit for the three months ended September 30, 2008 was due to a reclassification of certain stock-based compensation from research and development expense to general and administrative expense to be consistent with historical presentation.

2. Merger Agreement

On August 29, 2008, the Company, Pivot Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Transcept Pharmaceuticals, Inc., a private Delaware corporation (“Transcept”), entered into an Agreement and Plan of Merger and Reorganization (“the Merger Agreement”). Under the terms of the Merger Agreement, which was approved by the boards of directors of the Company and Transcept, Merger Sub will merge with and into Transcept, with Transcept becoming a wholly-owned subsidiary of the Company and the surviving corporation of the merger. The merger is expected to create a NASDAQ-listed specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the fields of psychiatry and sleep medicine. The resulting company will be named Transcept Pharmaceuticals, Inc. and will be headquartered in Point Richmond, California. On October 3, 2008, the Company filed its Registration Statement on Form S-4 with the Securities and Exchange Commission in connection with its proposed merger with Transcept.

At the time of the merger, the Company has agreed to issue, and Transcept stockholders will receive, in a transaction intended to qualify as a tax-free reorganization, shares of the Company’s common stock such that Transcept stockholders are expected to own approximately 60% of the combined company and the Company’s stockholders are expected to own approximately 40% of the combined company. This ratio is subject to potential adjustment depending on the net cash of the Company, less certain liabilities, ten calendar days prior to the anticipated closing date of the merger.

Consummation of the merger is subject to certain closing conditions, including, among other things, approval by the stockholders of Novacea and Transcept and continued listing of Novacea common stock on the NASDAQ Global Market. As a condition to the parties entering into the Merger Agreement, certain of Transcept stockholders who in the aggregate own approximately 80% of Transcept stock on an as if converted to common stock basis, and certain of Novacea’s stockholders who in the aggregate own approximately 37% of Novacea common stock, have entered into voting agreements whereby they have agreed to vote in favor of the transactions contemplated by the Merger Agreement subject to the terms of the voting agreements.

The Merger Agreement contains certain termination rights for both Novacea and Transcept, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $4.2 million and, in some circumstances, reimburse the other party for expenses incurred in connection with the merger, up to a maximum of $2.0 million.

In addition, in connection with the merger, the executive officers of Novacea will resign from their positions with Novacea. The executive officers of Transcept will assume their respective positions in the combined company following the closing of the merger. The combined company Board of Directors is expected to consist of a total of ten members, six of whom will be designated by Transcept and four of whom will be designated by Novacea.

In accordance with the terms of the Merger Agreement, voting agreements (“the Voting Agreements”) were entered into as of August 29, 2008: one between Novacea and certain stockholders of Transcept, and one between Transcept and certain stockholders of Novacea. The Voting Agreements place certain restrictions on the transfer of the shares of Transcept and Novacea held by the respective signatory stockholders and effect covenants on the voting of such shares in favor of approving the merger and against any actions that could adversely affect the consummation of the merger.

3. Results of Operations

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of vested shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential dilutive common securities, including options and common stock subject to repurchase.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Historical:
Numerator:
Net income (loss)	$(6,881)	$(3,237)	$39,070	$(29,903)

Denominator:
Weighted-average common shares outstanding	25,881	24,990	25,799	23,922
Less: Weighted-average unvested common shares subject to repurchase	(11)	(67)	(14)	(135)

Denominator for basic net income (loss) per share	25,870	24,923	25,785	23,787

Dilutive effect of:
Restricted stock units and options to purchase common stock	—	—	133	—

Denominator for diluted net income (loss) per share	25,870	24,923	25,918	23,787

Basic net income (loss) per share	$(0.27)	$(0.13)	$1.52	$(1.26)

Diluted net income (loss) per share	$(0.27)	$(0.13)	$1.51	$(1.26)

The following outstanding options, unvested restricted stock units, and common stock subject to repurchase were excluded from the computation of diluted net income (loss) per share for the three months and nine months ended September 30, 2008 and 2007 because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Options to purchase common stock	2,690	2,915	2,495	2,915
Unvested restricted stock units	228	575	158	575
Common stock subject to repurchase (weighted average basis)	11	67	14	135

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized gains (losses) on available-for-sale securities. Total comprehensive income (loss) for the three months and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(6,881)	$(3,237)	$39,070	$(29,903)
Change in unrealized gain (loss) on available-for-sale securities	24	79	(169)	82

Comprehensive income (loss)	$(6,857)	$(3,158)	$38,901	$(29,821)

4. Fair Value

SFAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on several factors, including the instruments’ complexity.

Beginning January 1, 2008, assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with inputs used to measure their value. SFAS 157 defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Where quoted prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. Level 1 securities include highly liquid money market funds. If quoted market prices are not available for the specific security, then we estimate fair value by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 instruments include commercial paper, U.S. corporate debt, and U.S. government sponsored enterprise issues.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$8,158	$8,158	$—	$—
Commercial paper	32,730	—	32,730	—
U.S. corporate debt	7,639	—	7,639	—
U.S. government sponsored enterprise issues	41,012	—	41,012	—

	$89,539	$8,158	$81,381	$—

During the three and nine months ended September 30, 2008, there were no significant changes to the valuation models used for purposes of determining the fair value of Level 2 assets.

5. License and Collaboration Agreements

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

According to the Termination Letter, the termination was effective immediately upon the Company’s receipt of the Termination Letter. Upon termination of the Collaboration Agreement, the licenses and other rights granted by the Company to Schering pursuant to the Collaboration Agreement terminated and Schering became responsible for conducting an orderly wind-down of all ongoing development activities with respect to Asentar™ and making all payments due to the Company and any other third parties with respect to Asentar™, as per the terms of the Collaboration Agreement. In August 2008, the Company and Schering agreed that Schering would make a payment of $5.7 million, representing reimbursement for the Company’s research and development efforts on Asentar™ of $4.3 million for the first quarter of 2008 and of $1.4 million for the second quarter of 2008. The $5.7 million payment was received by the Company in September 2008. Following receipt of the $5.7 million payment in September 2008, the Company is not entitled to receive any future reimbursement from Schering under the Collaboration Agreement for its remaining activities on Asentar™ and the Company will no longer recognize any related reimbursement revenue. Any future costs incurred by the Company for activities on the Asentar™ development programs are expected to be immaterial.

During the three months ended September 30, 2008, the Company did not record any revenue under the agreement with Schering. During the nine months ended September 30, 2008, the Company recorded revenue under the agreement with Schering of $60.5 million, which was comprised of $54.8 million recognized in connection with the upfront payment ($2.4 million during the three months ended March 31, 2008 prior to the termination and $52.4 million during the three months ended June 30, 2008 as a result of the termination) and $5.7 million as reimbursement for the Company’s research and development efforts on Asentar™. Revenue from reimbursement for the Company’s R&D efforts on Asentar™ was recognized as the related costs were incurred. All payments received from Schering are non-refundable.

Aventis. In each of August 2002 and 2003, the Company entered into agreements with Aventis under which Aventis agreed to provide grant revenue payments totaling up to $3.0 million and up to $0.4 million, respectively, to the Company. The grant revenues provide for partial reimbursement of approved costs incurred, as defined in the agreements, and are contingent upon the achievement of milestones regarding the progress of two clinical trials involving Asentar™ and Aventis’ Taxotere® oncology product. Under the agreements, Aventis has no product rights to Asentar™. However, Aventis does have co-ownership rights to certain inventions that arose from the Company’s Phase 2 clinical trial involving the use of Asentar™ and Taxotere in the treatment of patients with AIPC. The Company recorded revenue, and received the related payment, under one of the two agreements with Aventis of $0.1 million during the three months ended September 30, 2008 As of September 30, 2008, all obligations have been met, and all related payments have been received, by Novacea.

Oregon Health & Science University. In June 2001, the Company entered into an exclusive, worldwide license with Oregon Health & Science University (“OHSU”) to utilize specific technology under patent rights and know-how related to the use of calcitriol and its analogs. As of September 30, 2008 and under the terms of the amended OHSU License Agreement, the Company may be obligated in the future to make certain milestone payments to OHSU of up to an aggregate of $0.6 million, which milestone payments are contingent upon the occurrence of certain clinical development and regulatory events related to Asentar™. The Company is obligated to pay to OHSU certain royalties on net sales of Asentar™, which royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell Asentar™. The Company has agreed to pay OHSU a certain percentage of any sub-license revenues that the Company receives. The Company has also agreed to reimburse OHSU for all reasonable fees and costs related to the preparation, filing, prosecution and maintenance of the patent rights underlying the agreement, and the Company has agreed to indemnify OHSU and certain of its affiliates against liability arising out of the exercise of patent rights under the agreement. As the Company has no plans to further develop Asentar™, the Company does not expect to remit any milestone or royalty payments pursuant to this agreement. Furthermore, in addition to customary termination provisions for breach or bankruptcy, OHSU may also terminate the license agreement if the Company does not proceed reasonably with the development and practical application of the products and processes covered under the license or does not keep the products and processes covered under the license reasonably available to the public after commencing commercial use.

University of Pittsburgh. In July 2002, Novacea acquired an exclusive, worldwide license from the University of Pittsburgh of the Commonwealth System of Higher Education, or University of Pittsburgh, to utilize specific technology under certain patent rights and know-how related to the use of calcitriol, and its derivatives and analogs, with certain chemotherapies. As of September 30, 2008 and under the terms of the amended University of Pittsburgh License Agreement, the Company may be obligated to make certain minimum royalty payments to the University of Pittsburgh, which royalty payments are contingent upon continuation of the license agreement and are creditable against the Company’s other royalty obligations that are actually due in any calendar year. The minimum royalty obligation began in July 2003. A liability of $0.2 million was recorded as research and development expense in the quarter ended June 30, 2008, related to a minimum royalty payment due and paid in July 2008. Minimum royalty payments to the University of Pittsburgh in advance of Asentar™ marketing approval are recorded as research and development expense when incurred. The Company is obligated to pay the University of Pittsburgh certain royalties on net sales of Asentar™ when used in combination with certain chemotherapies. The royalty rate may be reduced in the event that the Company must pay certain additional royalties under patent licenses entered into with third parties in order to manufacture, use or sell Asentar™. Additionally, the Company has agreed to pay the University of Pittsburgh a certain percentage of any sub-license revenues that the Company receives. The Company has also agreed to reimburse the University of Pittsburgh for all reasonable fees and costs related to the filing prosecution and maintenance of the patent rights underlying the agreement. In addition, the Company is obligated to issue an additional 14,285 shares of its common stock to the University of Pittsburgh upon the issuance of certain claims included in one of several U.S. patents that are subject to this license. This agreement will terminate in the United States on the expiration date of the last-to-expire U.S. patent subject to the license. Currently, the last-to-expire U.S. patent under the agreement is scheduled to expire in August 2017, absent an extension of the expiration date of any patent under the agreement past such date. The Company has patent applications pending which, if issued and not invalidated, may extend the expiration date of the last-to-expire patent. Furthermore, on a country-by-country basis outside of the United States, the term of this agreement continues until the expiration in the applicable country of the last-to-expire of the patents licensed to the Company under the agreement. In addition, the Company may terminate the agreement by giving three months prior written notice to the University of Pittsburgh and paying all amounts due under the agreement through the effective date of termination. As the Company has no plans to further develop Asentar™, the Company does not expect to remit any milestone or royalty payments pursuant to this agreement, other than payments related to the annual minimum royalty obligation, which are contingent upon continuation of the license agreement.

KuDOS Pharmaceuticals Limited. In April 2007, the Company terminated the December 2003 license agreement under which it licensed KuDOS’ North American rights to AQ4N and entered into a worldwide license agreement directly with the primary licensor to KuDOS, BTG International Limited. Also in April 2007, the Company entered into an assignment of KuDOS’ ownership of rights, title and interests in patents and know-how related to AQ4N. As of September 30, 2008 and under the terms and conditions of the assignment agreement, the Company may be obligated in the future to make a payment to KuDOS of $5.0 million upon achievement of a certain milestone tied to the Company’s AQ4N sales reaching a specified dollar level. No future pre-approval development milestones or royalties will be due to KuDOS under this agreement. As the Company has no plans to further develop AQ4N, the Company does not expect to remit any milestone payments pursuant to this agreement.

BTG International Limited. In April 2007, the Company entered into a novation and license agreement with BTG International Limited, or BTG, the primary licensor to KuDOS regarding AQ4N. The Company acquired the worldwide exclusive rights to patents and know-how for the development, manufacture and use of AQ4N for the diagnosis, treatment and prevention of human diseases. In May 2007, the Company paid BTG £700,000, or approximately $1.4 million, as an up-front payment, which was recorded as a research and development expense. Under the terms and conditions of the agreement, the Company is obligated to pay BTG approximately £50,000 (approximately $0.1 million) per year beginning in 2008 until the Company receives regulatory approval for AQ4N. Further, under the agreement, the Company may be obligated in the future to make certain milestone payments to BTG of up to approximately £6.0 million (approximately $10.7 million), which are contingent upon the occurrence of certain clinical development and regulatory events related to AQ4N. Payments to BTG that relate to pre-approval development milestones will be recorded as research and development expense when incurred. In addition, the Company is obligated to pay BTG certain annual royalties based on net sales of AQ4N, which are subject to annual minimum royalty payment amounts, and which royalty rate may be reduced in the event that we must pay certain additional royalties under patent licenses to third parties in order to manufacture, use or sell AQ4N. The Company also agreed to pay BTG a certain percentage of any sub-license revenues that the Company receives. The license agreement will terminate on a country-by-country basis on the expiration date in the applicable country of the last-to-expire patent licensed to the Company under the agreement. In addition to customary termination provisions, including breach of the agreement and bankruptcy, BTG may terminate the license agreement if the Company directly or indirectly opposes or assists any third party in opposing BTG’s patents. The Company may terminate the agreement by giving notice to BTG at any time, which termination shall be effective six months after such notice and upon transfer of ownership to BTG or its designee of certain rights as required by the agreement, subject to certain payments. As of September 30, 2008, the only payments that the Company has made to BTG are the upfront payment of $1.4 million in May 2007 and the 2008 annual license fee of $0.1 million in January 2008. As the Company has no plans to further develop AQ4N, the Company does not expect to remit any milestone or royalty payments pursuant to this agreement.

6. Commitment and Contingencies

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

7. Restructuring

On May 8, 2008, the Company committed to a restructuring plan to reduce its spending while maintaining the capabilities needed to conduct wind-down and other activities related to its product candidates, Asentar and AQ4N, to maintain the operations of the Company, and to evaluate potential strategic options. The plan reduced the Company’s workforce by approximately 27 people, to nine remaining employees as of October 1, 2008. Certain employees subject to the workforce reduction plan in the second and third quarters of 2008 were eligible for one-time severance pay of $0.8 million in total upon signing a separation and release agreement with the Company, all of which was expensed in the second quarter of 2008 and was paid as of September 30, 2008.

Additionally, on May 12, 2008, the Company adopted retention bonus and severance payment arrangements, pursuant to which it may make retention and severance payments to those non-executive employees who remain employed by the Company following the workforce reduction, in accordance with the terms and conditions of the retention bonus and severance payment arrangements, to assist the Company with final wind-down activities related to the clinical programs, to maintain operations and to evaluate potential strategic options. The payment of the retention bonus and severance is contingent upon the completion of a defined transaction by the Company, such as the proposed merger with Transcept discussed in Note 2, and is subject to continued employment through that date, or upon earlier termination by the Company of the non-executive employee. Certain non-executive employees who were terminated as of October 1, 2008 received retention bonuses and severance payments of $0.3 million in total on their termination date, which was accrued as of September 30, 2008 (the last day of service required for the non-executive employees to earn the retention and severance payments). In aggregate, the Company estimates that future retention bonuses and severance payments to non-executive employees could total up to $0.7 million.

Executive officers who remain with the Company following the workforce reduction in accordance with the terms and conditions of the retention bonus plan will also be eligible to receive retention payments. The payment of the retention bonus is contingent and will be made upon the completion of a defined transaction by the Company and is subject to the employee’s continued employment through that date, or upon earlier termination by the Company of the executive officer. Two executive officers who were terminated as of October 1, 2008 received retention payments of $0.4 million in total on their termination date, which was accrued as of September 30, 2008 (the last day of service required for the executive officers to earn the retention and severance payments). In aggregate, the Company estimates that future retention payments to executive officers could total up to an additional $0.4 million.

Further, in the three months ended June 30, 2008 the Company recorded a charge of $0.1 million related to the write-off of the carrying value of its license agreement with the University of Pittsburgh. The University of Pittsburgh License Agreement is specific to the use of Asentar™ in combination with certain chemotherapies. The Company does not anticipate any future use of such license. In the three months ended September 30, 2008 the Company recorded a charge of $0.1 million related to the write-off of the carrying value of its license agreement with BTG. The BTG license is specific to development, manufacture, and commercialization of AQ4N. The Company does not anticipate any future use of such license.

The Company records restructuring activities in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following tables summarize the charges recorded during the three and nine months ended September 30, 2008 related to the restructuring plan by type of activity (no such charges were recorded in the comparable prior year periods):

Three months ended September 30, 2008	Separation costs	Asset impairments	Total
Research & development	$0.5	$0.1	$0.6
General & administrative	0.2	—	0.2

	$0.7	$0.1	$0.8

Nine months ended September 30, 2008
Research & development	1.0	0.2	1.2
General & administrative	0.5	—	0.5

	$1.5	$0.2	$1.7

Since the inception of our restructuring plan through September 30, 2008, we have incurred $1.7 million of the estimated $2.8 million of charges expected to be incurred. The charges incurred through September 30, 2008 include $1.5 million of separation costs and $0.2 million of asset impairments.

	Separation costs	Asset impairments	Total
Restructuring reserves as of January 1, 2008	$—	$—	$—
Expense	$1.5	$0.2	$1.7
Payments	$0.8	$0.1	$0.9

Restructuring reserves as of September 30, 2008	$0.7	$0.1	$0.8

8. Income Taxes

As discussed in Note 5 to the condensed financial statements, the Company received non-refundable upfront payments from Schering totaling $60 million in July 2007. For financial reporting purposes, $5.2 million was recognized as revenue during 2007 and $54.8 million was recorded as deferred revenue at December 31, 2007, and subsequently recognized as revenue during the nine months ended September 30, 2008. For income tax purposes, the Company elected the “full inclusion” method of income tax accounting for recognition of all its non-refundable upfront payments, as provided by the Internal Revenue Code and Revenue Procedure 2004-34, thereby recognizing the entire $60 million as taxable income for the year ended December 31, 2007. Further, for 2007 the Company utilized its net operating loss carry-forwards to offset all regular taxable income and was not subject to the alternative minimum tax because of an exception available to it under the Internal Revenue Code, given its status as a “small corporation” for that year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2008 and results of operations for the three months and nine months ended September 30, 2008 and 2007 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “hope,” “may,” “will,” “plan,” “intend,” “estimate,” “could,” “should,” “would,” “continue,” “seek,” “pro forma” or “anticipate,” or other similar words (including their use in the negative), or by discussions of future matters such as our financial performance, future clinical or product development, the merger with Transcept Pharmaceuticals, Inc., cash reserves at the time of the merger, conduct and timing of clinical studies, study results, regulatory review and approval of our products or product candidates, commercialization of products, possible changes in legislation and other statements that are not historical. These statements are within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and include but are not limited to statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other sections in this report. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A. “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

Recent Events

On August 29, 2008, Novacea, Inc., or Novacea, Pivot Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of Novacea, or Merger Sub, and Transcept Pharmaceuticals, Inc., a private Delaware corporation, or Transcept, entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement. Under the terms of the Merger Agreement, which was approved by the boards of directors of Novacea and Transcept, Merger Sub will merge with and into Transcept, with Transcept becoming a wholly-owned subsidiary of Novacea and the surviving corporation of the merger. The merger is expected to create a NASDAQ-listed specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the fields of psychiatry and sleep medicine. The resulting company will be named Transcept Pharmaceuticals, Inc. and be headquartered in Point Richmond, California.

At the time of the merger, we agreed to issue, and Transcept stockholders will receive, in a transaction intended to qualify as a tax-free reorganization, shares of our common stock such that Transcept stockholders are expected to own approximately 60% of the combined company and Novacea stockholders are expected to own approximately 40% of the combined company. This ratio is subject to potential adjustments, depending on the net cash of the Company, less certain liabilities, ten calendar days prior to the anticipated closing date of the merger.

Consummation of the merger is subject to certain closing conditions, including, among other things, approval by our stockholders and those of Transcept and continued listing of our common stock on the NASDAQ Global Market. As a condition to the parties entering into the Merger Agreement, certain of Transcept stockholders who in the aggregate own approximately 80% of Transcept stock on an as if converted to common stock basis, and certain of Novacea’s stockholders who in the aggregate own approximately 37% of our common stock, have entered into voting agreements whereby they have agreed to vote in favor of the transactions contemplated by the Merger Agreement subject to the terms of the voting agreements.

The Merger Agreement contains certain termination rights for both us and Transcept, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $4.2 million and, in some circumstances, reimburse the other party for expenses incurred in connection with the merger, up to a maximum of $2.0 million.

In addition, in connection with the merger, our executive officers will resign from their positions with Novacea. The executive officers of Transcept will assume their respective positions in the combined company following the closing of the merger. The combined company Board of Directors is expected to consist of a total of ten members, six of whom will be designated by Transcept and four of whom will be designated by Novacea.

Overview

Prior to the termination of our clinical trials, the reduction in our workforce and in our operating plan this year, and our focus on evaluating strategic alternatives, we were an operating biopharmaceutical company focused on in-licensing, developing and commercializing novel therapies for the treatment of cancer. We have two clinical-stage oncology product candidates, Asentar™ and AQ4N. In late 2007 and early 2008, we stopped all of our development activities related to these oncology product candidates, and have no current plans to develop them in the future. At this time, we are not engaged in any development activities.

The following chronology illustrates the events leading up to our discontinuation of our clinical trials, the reduction in our workforce and in our operating plan, and our focus on evaluating strategic alternatives:

•

In May 2007, we signed an exclusive worldwide License, Development and Commercialization Agreement with Schering Corporation, a wholly-owned subsidiary of Schering-Plough Corporation, or Schering, for the development and commercialization of Asentar™, or the Collaboration Agreement, in androgen-independent prostate cancer, or AIPC, earlier stages of prostate cancer, and in other types of cancers, including pancreatic cancer.

•

In September 2007, our lead product candidate, Asentar™, had been in a Phase 3 clinical trial for the treatment of AIPC, and had been in a Phase 2 clinical trial for the treatment of advanced pancreatic cancer.

•

In November 2007, we and Schering ended the ASCENT-2 Phase 3 clinical trial of Asentar™ due to an unexplained imbalance of deaths between the treatment and control arms of the trial. At that time, we also suspended enrollment in our Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and in other trials involving the use of Asentar™. Additionally, the United States Food and Drug Administration, or FDA, placed a hold on the existing Investigational New Drug application, or IND, for Asentar™.

•	In January 2008, we curtailed clinical development activities for AQ4N in order to preserve capital resources in light of the changes in our business prospects related to Asentar.

•	On April 4, 2008, Schering delivered written notice to us of its termination of the Collaboration Agreement.

•

In May 2008, we made a determination to limit our additional development activities on Asentar, which were directed toward the following: winding-down and finalizing the analysis of the ASCENT-2 Phase 3 clinical trial; preparing a complete response to the FDA regarding releasing the clinical hold on the Asentar™ IND for Asentar; and meeting with the ASCENT-2 clinical trial investigators during the American Society of Oncology meeting in June 2008. Additionally, our AQ4N development efforts were focused on completing the necessary activities on the Phase 1b portion of the Phase 1b/2a GBM trial with AQ4N, which had completed enrollment, while placing the Phase 2a portion of the trial on hold prior to patient enrollment.

•

Also, in May 2008, we adopted a restructuring plan with the intention of reducing our spending while maintaining the capabilities needed to conduct the activities noted above related to Asentar and AQ4N, to maintain limited operations and to evaluate potential strategic alternatives. The plan reduced our workforce down to its current level of nine employees, who are primarily involved in financial or administrative roles.

•

In August 2008, we reached agreement with Schering that Schering would make a payment of $5.7 million, representing reimbursement for the research and development efforts of Novacea on Asentar™ of $4.3 million for the first quarter of 2008 and of $1.4 million for the second quarter of 2008. We received the $5.7 million payment in September 2008, and were thereafter no longer entitled to receive any future reimbursement from Schering under the Collaboration Agreement for the remaining activities of Novacea on Asentar™. We will no longer recognize any related reimbursement revenue under the Collaboration Agreement. All future costs incurred by us for activities on the Asentar™ development programs and for any future development of Asentar™ will be at our own expense.

•

In September 2008, we received notice from the FDA that the agency had released the clinical hold on Asentar™. As part of their guidance, the FDA required that any future clinical studies conducted with Asentar™ must include in the consent form an unambiguous statement that the ASCENT-2 trial showed reduced survival for patients with AIPC given Asentar™ in combination with weekly Taxotere® chemotherapy, as compared to AIPC patients receiving Taxotere administered every three weeks without Asentar™. Also, any future consent form must not make reference to any survival benefits observed in earlier clinical trials involving Asentar for the treatment of AIPC patients. We have no current plans to further develop Asentar™.

Research and Development Expenses. During the period when we were developing our product candidates, our research and development expenses consisted primarily of costs: for personnel, including salaries and benefits; regulatory activities; pre-clinical studies; clinical trials; materials and supplies; and allocations of other research and development-related costs. Research and development expenses may increase in the future if the merger with Transcept is not completed and we reestablish research and development capabilities and reinitiate our development activities.

General and Administrative Expenses. Our general and administrative expenses consisted primarily of salaries and related costs for our personnel in executive, business development, marketing, human resources, external communications, finance and other administrative functions, as well as consulting costs, including market research and business consulting. Other costs included professional fees for legal and accounting services, insurance and facility costs. General and administrative expenses may increase in the future if the merger with Transcept is not completed and we expand our operating activities.

Results of Operations

Three months and nine months ended September 30, 2008 and 2007

The following tables reflect period over period changes in selected line items from our condensed statements of operations (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change Period Over Period		2008	2007	Change Period Over Period
Collaboration revenue	$93	$8,566	$(8,473)	(99)%	$60,621	$8,702	$51,919	597%
Research and development expenses	1,932	9,552	(7,620)	(80)%	11,563	28,548	(16,985)	(59)%
General and administrative expenses	5,612	3,634	1,977	54%	12,263	12,893	(630)	(5)%
Interest and other income, net	570	1,383	(813)	(59)%	2,275	2,836	(561)	(20)%

Collaboration Revenue

The Collaboration Agreement with Schering became effective on June 26, 2007, and in July 2007, we received non-refundable upfront payments from Schering totaling $60 million, including $35 million as reimbursement for past research and development expenses and a license fee of $25 million. Through the termination date of the Collaboration Agreement on April 4, 2008, we had recognized revenues from the upfront payments ratably over an estimated six-year development period starting on June 26, 2007 and ending on June 30, 2013. We believed that this period for revenue recognition represented substantially the entire period for which we would have significant participatory obligations for Asentar™. As a result of the termination of the Collaboration Agreement with Schering on April 4, 2008, we recognized as revenue during the second quarter of 2008 the previously deferred revenue balance of $52.4 million related to the upfront payments. The deferred revenue balance related to the upfront payments from Schering was zero as of September 30, 2008.

Revenue from reimbursement for our research and development efforts on Asentar™ is recognized as the related costs are incurred. In August 2008, we and Schering agreed that the final payment of $5.7 million, representing reimbursable costs for our research and development efforts on Asentar™ for the first quarter of 2008 of $4.3 million and part of reimbursable costs for the second quarter of 2008 of $1.4 million, would cover all development costs and wind-out costs under the Collaboration Agreement and we would not be entitled to any additional monies from Schering in connection with the Collaboration Agreement. Additionally, with the termination of the Collaboration Agreement, we are no longer eligible to receive from Schering any pre-commercial milestone payments or royalties on worldwide sales of Asentar™. Any future development of Asentar™ would be at our expense. The $5.7 million payment was received in September 2008. All payments received from Schering are non-refundable.

Collaboration revenue for the three months and nine months ended September 30, 2008 was $0.1 million and $60.6 million, respectively, compared to $8.6 million and $8.7 million for the three months and nine months ended September 30, 2007, respectively. During the three months ended September 30, 2008, we did not record any revenue under the agreement with Schering. During the nine months ended September 30, 2008, we recorded revenue under the agreement with Schering of $60.5 million, which was comprised of $54.8 million recognized in connection with the upfront payment and $5.7 million as reimbursement for the Company’s R&D efforts on Asentar™. Additionally, we recorded revenue, and received the related payment, of $0.1 million under one of the two agreements with Aventis during the three months ended September 30, 2008. Revenue for the 2007 periods includes $2.5 million and $2.6 million during the three and nine months ended September 30, 2007, respectively, related to the amortization of upfront payments under the agreement with Schering and $6.1 million during the three and nine months ended September 30, 2007, related to reimbursement by Schering for our R&D efforts on Asentar™.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Asentar™	$918	$6,580	$7,935	$20,261
AQ4N	108	1,627	977	4,382
Other projects	1,233	1,046	2,399	2,953
Stock-based employee compensation	(327)	299	252	952

Total research and development expenses	$1,932	$9,552	$11,563	$28,548

Research and development expenses for the three months and nine months ended September 30, 2008 were $1.9 million and $11.6 million, respectively, compared to $9.6 million and $28.5 million for the three months and nine months ended September 30, 2007, respectively. This represents a decrease in research and development expenses of $7.7 million, or 80%, between the three-month periods in 2008 and 2007 and of $16.9 million, or 59% between the nine-month periods in 2008 and 2007.

Research and development expenses associated with Asentar™ were $0.9 million and $7.9 million for the three months and nine months ended September 30, 2008, compared to $6.6 million and $20.3 million for the three months and nine months ended September 30, 2007, respectively. The $5.7 million, or 86%, decrease between the three-month periods in 2008 and 2007 and $12.4 million, or 61%, decrease between the nine-month periods in 2008 and 2007 was due primarily to the lower level of clinical development activities in our ASCENT-2 Phase 3 clinical trial of AIPC, which began in the first quarter of 2006 and was terminated in November 2007. The reduction in development activity was partially offset by restructuring charges of $0.5 million and $0.8 million in the three months and nine months ended September 30, 2008, respectively. Our activities for Asentar™ in 2008 have been primarily focused on winding-down and finalizing the analysis of the ASCENT-2 Phase 3 clinical trial and preparing a complete response to the FDA regarding releasing the clinical hold on the IND application for Asentar. In September 2008, we received notice from the FDA that the agency had released the clinical hold on Asentar™.

In the past, certain research and development expenses for Asentar™ have been subject to reimbursement from Schering under the Collaboration Agreement, which was terminated by Schering in April 2008. The expenses were recorded as research and development expenses and the reimbursement of such costs were recorded as revenue as costs were incurred by us. For periods subsequent to the second quarter of 2008, we will not be entitled to receive any additional reimbursement from Schering under the Collaboration Agreement for our remaining activities on Asentar™ and we will no longer recognize any related reimbursement revenue. All future costs incurred by us for activities on the Asentar™ development programs and for any future development of Asentar™ will be at our expense. There are currently no clinical trials planned or underway for Asentar™.

Research and development expenses associated with AQ4N were $0.1 million and $1.0 million for the three months and nine months ended September 30, 2008, respectively, compared to $1.6 million and $4.4 million for the three months and nine months ended September 30, 2007, respectively. The $1.5 million, or 94%, decrease between the three-month periods in 2008 and 2007 and the $3.4 million, or 78%, decrease between the nine-month periods in 2008 and 2007 resulted primarily from reduced development activities and product manufacturing expenses for AQ4N. In October 2007, we initiated a Phase 2 clinical trial of AQ4N for the treatment of acute lymphobastic leukemia, or ALL. However, this trial was discontinued in January 2008 in connection with our decision to scale back clinical development activities for AQ4N in order to preserve capital resources. In May 2008, we decided that our future AQ4N development efforts will focus on completing the necessary activities on the Phase 1b portion of the Phase 1b/2a GBM trial, which had completed enrollment, while placing the Phase 2a portion of the trial on hold prior to patient enrollment. There are currently no clinical trials planned or underway for AQ4N.

Other research and development expenses were approximately $1.2 million and $2.4 million for the three months and nine months ended September 30, 2008, respectively, compared to $1.0 million and $3.0 million for the three months and nine months ended September 30, 2007, respectively. The $0.2 million, or 18%, increase between the three-month periods in 2008 compared to 2007 included a $0.3 million restructuring charge and $0.1 million in accelerated depreciation partially offset by a decrease in employee related expenses. The $0.6 million, or 19%, decrease between the nine-month periods in 2008 and 2007 resulted primarily from cost savings associated with reduced internal and related external activities associated with our general research and development efforts partially offset by a $0.3 million restructuring charge and $0.1 million in accelerated depreciation of property and equipment.

Stock-based compensation expense included in research and development expenses was a credit of $0.3 million and expense of $0.3 million for the three months and nine months ended September 30, 2008, respectively, compared to $0.3 million and $1.0 million for the three months and nine months ended September 30, 2007, respectively. The credit for the three months ended September 30, 2008 was due to a reclassification of certain stock-based compensation from research and development expense to general and administrative expense to be consistent with historical presentation.

If the merger with Transcept is not completed, and we reinitiate our business activities, our research and development expenses may increase in the future if we reestablish our research and development capabilities and reinitiate our development activities.

General and Administrative Expenses

General and administrative expenses for the three months and nine months ended September 30, 2008, were $5.6 million and $12.3 million, respectively, compared to $3.6 million and $12.9 million for the three months and nine months ended September 30, 2007, respectively. The increase of $2.0 million, or 54%, between the three-month periods in 2008 and 2007 in general and administrative expenses was mainly due to a $1.5 million increase in external expenses related to evaluating strategic alternatives and the potential merger with Transcept, including investment banking, legal and accounting fees, $0.4 million in depreciation and amortization expense and a $0.2 million increase in restructuring-related expenses, partially offset by a $0.2 million decrease in recruiting expense and a $0.1 million decrease in marketing-related expenses. The decrease of $0.6 million, or 5%, between the nine-month periods in 2008 and 2007 in general and administrative expenses was mainly due to a $1.4 million decrease in marketing-related expenses, a $0.8 million decrease in stock-based compensation and a $0.5 million decrease in recruiting expense, partially offset by a $1.2 million increase in consulting expenses primarily related to evaluating strategic alternatives and the potential merger with Transcept, a $0.5 million increase in depreciation and amortization expense and a $0.5 million increase in restructuring-related expense.

If the merger with Transcept is not completed, and if Novacea decides to expand its operations, general and administrative expenses will increase in the future.

Interest and Other Income, Net

Interest and other income, net, was $0.6 million and $2.3 million for the three months and nine months ended September 30, 2008, respectively, compared to $1.4 million and $2.8 million for the three months and nine months ended September 30, 2007, respectively. The decrease of $0.8 million, or 59%, between the three-month periods in 2008 and 2007 in interest and other income, net, resulted from lower investment balances and lower investment yields. The decrease of $0.5 million, or 20%, between the nine-month periods in 2008 and 2007 in interest and other income, net, resulted from lower investment yields offset by higher investment balances.

Liquidity and Capital Resources

At September 30, 2008, we had cash, cash equivalents and marketable securities of $89.5 million, held in accounts managed by third party financial institutions, which consisted of invested cash and cash in our operating account. The interest-bearing investments include money market funds, commercial paper, U.S. corporate debt and U.S. government sponsored enterprise issues. Through September 30, 2008, we have not experienced material realized losses nor have we lacked access to our cash, cash equivalents and marketable securities. However, we can provide no assurances that the realizable value of our investment or access to our cash, cash equivalents and marketable securities will not be impacted negatively by adverse conditions in the financial markets.

At any point in time in the future, we may also have up to $5.0 million in our operating account that is with a third party financial institution. These balances exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While we monitor the cash balance in our operating account and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institution fails or becomes subject to other adverse conditions in the financial markets. Through September 30, 2008, we have not experienced a material realized loss nor have we lacked access to the cash in our operating account.

We have generated a limited amount of revenue, and do not expect to generate revenue from our product candidates for several years, if at all. Since inception, we have funded our operations significantly through the private placement of our preferred stock, with total net proceeds of $108.3 million.

In May 2007, we signed a Collaboration Agreement with Schering. The Collaboration Agreement became effective on June 26, 2007, and in July 2007, we received upfront payments from Schering totaling $60 million, of which $35 million was reimbursement for past research and development expenses and $25 million was a license fee. Additionally, in July 2007, pursuant to the terms of the Collaboration Agreement, we sold to Schering 1,490,868 shares of our common stock for cash at $8.05 per share, for an aggregate purchase price of $12.0 million under a Common Stock Purchase Agreement. On April 4, 2008, Schering delivered written notice of Schering’s termination of the Collaboration Agreement. Upon termination of the Collaboration Agreement, the licenses and other rights granted by the Company to Schering pursuant to the Collaboration Agreement terminated and Schering became responsible for conducting an orderly wind-down of all ongoing development activities with respect to Asentar™ and making all payments due to us and any other third parties with respect to Asentar™, as per the terms of the Collaboration Agreement. In August 2008, we reached agreement with Schering that they would make a payment of $5.7 million, representing reimbursement for our research and development efforts on Asentar™ of $4.3 million for the first quarter of 2008 and of $1.4 million for the second quarter of 2008. Following receipt of the $5.7 million payment in September 2008, we will not be entitled to receive any future reimbursement from Schering under the Collaboration Agreement for our remaining activities on Asentar™ and we will no longer recognize any related reimbursement revenue. All future costs incurred by us for activities on the Asentar™ development programs and for any future development of Asentar™ will be at our expense. There are currently no clinical trials planned or underway for Asentar™.

In addition, we are no longer eligible to receive from Schering any pre-commercial milestone payments or royalties on worldwide sales of Asentar™. All payments received from Schering are non-refundable.

At September 30, 2008, we had cash, cash equivalents and marketable securities of $89.5 million. At December 31, 2007, we had cash, cash equivalents and marketable securities of $94.6 million and accounts receivable of $11.5 million.

The following table summarizes cash provided by (used in) our operating, investing and financing activities:

	Nine Months Ended September 30,
	2008	2007
Cash provided by (used in) operating activities	$(4,994)	$27,016
Cash used in investing activities	(11,687)	(36,999)
Cash provided by financing activities	119	12,685

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2008 was $5.0 million. Net cash provided by operating activities for the nine months ended September 30, 2007 was $27.0 million. For the nine months ended September 30, 2008, cash used in operations was primarily attributable to payments of accounts payable and accrued liabilities, partially offset by research and development reimbursement payments from Schering. For the nine months ended September 30, 2007, cash provided by operations was primarily attributable to upfront payments received from Schering under the Collaboration Agreement, and an increase in accounts payable and accrued liabilities resulting principally from increased research and development activities, offset partially by net purchases of short-term investments.

Cash Used in Investing Activities

Net cash used in investing activities of $11.7 million for the nine months ended September 30, 2008 was due primarily to net purchases of short-term investments. Net cash used in investing activities of $37.0 million for the nine months ended September 30, 2007 was due primarily to net purchases of marketable securities and purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2008 and 2007 was $0.1 million and $12.7 million, respectively. Net cash provided by financing activities for the nine months ended September 30, 2008 was due primarily to proceeds from the issuance of our common stock from the exercise of outstanding stock options. Net cash provided by financing activities for the nine months ended September 30, 2007 was due primarily to proceeds from our sale to Schering of 1,490,868 shares of our common stock for an aggregate purchase price of $12.0 million under a Common Stock Purchase Agreement, pursuant to the terms of the Collaboration Agreement, and the issuance of our common stock from the exercise of outstanding stock options.

Liquidity Sources and Cash Requirements and Commitments

Developing drugs, conducting clinical trials, and commercializing products are expensive. Our future funding requirements may depend on many factors, including:

•	the progress and costs of our future clinical trials and other research and development activities;

•	the costs of in-licensing additional product candidates;

•	the costs and timing of obtaining regulatory approval;

•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights;

•	the costs and timing of securing manufacturing capabilities for our clinical product candidates and commercial products, if any;

•	the costs of establishing sales, marketing and distribution capabilities; and

•	the terms and timing of any of our current collaborative, licensing and other arrangements or those that we may establish in the future.

•	the costs associated with evaluating strategic alternatives and the potential merger with Transcept.

On May 8, 2008, we committed to a restructuring plan to reduce our spending while maintaining the capabilities needed to conduct wind-down and other activities related to our product candidates, Asentar and AQ4N, to maintain our operations, and to evaluate potential strategic options. The plan reduced our workforce by approximately 27 people, to nine remaining employees as of October 1, 2008. Certain employees subject to the workforce reduction plan in the second and third quarters of 2008 were eligible for one-time severance pay of $0.8 million in total upon signing a separation and release agreement with us, all of which was expensed in the second quarter of 2008 and was paid as of September 30, 2008.

Additionally, on May 12, 2008, we adopted retention bonus and severance payment arrangements, pursuant to which it may make retention and severance payments to those non-executive employees who remain employed by us following the workforce reduction, in accordance with the terms and conditions of the retention bonus and severance payment arrangements, to assist us with final wind-down activities related to the clinical programs, to maintain operations and to evaluate potential strategic options. The payment of the retention bonus and severance is contingent upon the completion of a defined transaction by us, such as the proposed merger with Transcept, and is subject to continued employment through that date, or upon earlier termination by us of the non-executive employee. Certain non-executive employees who were terminated as of October 1, 2008 received retention bonuses and severance payments of $0.3 million in total on their termination date, which was accrued as of September 30, 2008 (the last day of service required for the non-executive employees to earn the retention and severance payments). In aggregate, we estimate that future retention bonuses and severance payments to non-executive employees could total up to $0.7 million.

Executive officers who remain with us following the workforce reduction in accordance with the terms and conditions of the retention bonus plan will also be eligible to receive retention payments. The payment of the retention bonus is contingent and will be made upon the completion of a defined transaction by us and is subject to the employee’s continued employment through that date, or upon earlier termination by us of the executive officer. Two executive officers who were terminated as of October 1, 2008 received retention payments of $0.4 million in total on their termination date, which was accrued as of September 30, 2008 (the last day of service required for the executive officers to earn the retention and severance payments). In aggregate, we estimate that future retention payments to executive officers could total up to an additional $0.4 million.

Since the inception of our restructuring plan through September 30, 2008, we have incurred $1.7 million of the estimated $2.8 million of charges expected to be incurred. The charges incurred through September 30, 2008 include $1.5 million of separation costs and $0.2 million of asset impairments.

We expect to incur losses from operations in the future. If the merger with Transcept is not completed, and we reinitiate our business operations, our research and development expenses may increase in the future if we reestablish our development organization and reinitiate our development activities. Relatedly, our general and administrative expenses may increase in the future.

Based on our current operating plans, we project that in 2008 our usage of operating capital, comprised of cash and cash equivalents, marketable securities and accounts receivable, will be approximately $16 million, excluding the impact of external costs associated with evaluating strategic alternatives and the potential merger with Transcept and certain restructuring-related expenses.

Global Market and Economic Conditions

In the U.S., recent market and economic conditions have been unprecedented and challenging, with tighter credit conditions and slower growth through the third quarter of 2008. For the nine months ended September 30, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S. and added concerns fueled by the federal government interventions in the U.S. financial and credit markets have contributed to instability in both U.S. and international capital and credit markets and diminished expectations for the U.S. and global economy. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks subsequent to the end of the quarter contributed to volatility of unprecedented levels and an economic slowdown.

As a result of these market conditions, the cost and availability of capital and credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. If volatile and adverse market conditions continue, they may limit our ability to timely borrow or access the capital and credit markets to meet liquidity needs, resulting in an adverse effects on our financial condition and results of operations. In addition, the biotechnology industry has fluctuated significantly in the past and has experienced significant downturns in connection with, or in anticipation of, a deterioration in general economic conditions, and we cannot accurately predict the severity or duration of any downturn.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements, as defined under Regulation S-K Item 303(a)(4).

Contingencies

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business. There are no matters as of September 30, 2008 that, in the opinion of management, are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the quarter ended September 30, 2008 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007, other than as noted below:

Fair Value Measurements

Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements on a prospective basis for financial assets and liabilities, which requires that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS No. 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.

SFAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on several factors, including the instruments’ complexity.

Beginning January 1, 2008, assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with inputs used to measure their value. SFAS 157 defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Where quoted prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. Level 1 securities include highly liquid money market funds. If quoted market prices are not available for the specific security, then we estimate fair value by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 instruments include commercial paper, U.S. corporate debt, and U.S. government sponsored enterprise issues.

During the three and nine months ended September 30, 2008, there were no significant changes to the valuation models used for purposes of determining the fair value of Level 2 assets.

Recently Issued Accounting Pronouncement

Statement of Financial Accounting Standards (SFAS) No. 141 (Revised 2007), Business Combinations (SFAS No. 141R). In December 2007, the FASB issued SFAS No. 141R. SFAS No. 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination, including capitalizing at the acquisition date the fair value of acquired in-process research and development, and requires the acquirer to disclose information it needs to evaluate and understand the financial effect of the business combination As SFAS No. 141R is effective for business combinations for which the acquisition date is on or after December 15, 2008. We have not yet evaluated whether SFAS 141R will have a material impact on our prospective financial statements.

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

Our investment policy restricts investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; fulfillment of liquidity needs; above-market returns versus industry averages; and fiduciary control of cash and investments. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our portfolio of cash equivalents, short-term marketable securities and restricted cash in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. As of September 30, 2008, all of our investments were in money market accounts, commercial paper, investment grade corporate debt and U.S. government-sponsored enterprise issues. Due to the short-term nature of these investments, a 10% movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of September 30, 2008. We do not expect current credit market conditions to materially impact the value of our investment portfolio.

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

There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

A discussion of Legal Proceedings is included in Note 6 — “Commitments and Contingencies” to the consolidated financial statements included in Item 1 of this Quarterly Report of Form 10-Q.

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

Risks Related to Our Business

Novacea may not be able to complete the merger and may elect to pursue another strategic transaction like the merger, which may not occur on commercially reasonably terms or at all.

Novacea cannot assure you that it will close the pending merger with Transcept in a timely manner or at all. The merger agreement is subject to many closing conditions and termination rights. In addition to its product candidates, for which Novacea has stopped all development, Novacea assets currently consist primarily of its cash, cash equivalents and marketable securities, its listing on the NASDAQ Global Market and the merger agreement with Transcept. If Novacea does not close the pending merger with Transcept, the Novacea board of directors may elect to attempt to complete another strategic transaction like the merger. Attempting to complete another strategic transaction like the merger will prove to be costly and time consuming, and Novacea cannot make any assurances that a future strategic transaction will occur on commercially reasonable terms or at all.

If the merger with Transcept is not completed, and Novacea fails to acquire and develop other products or product candidates at all or on commercially reasonable terms, Novacea may be unable to reestablish a viable operating business.

Given the discontinuation of development of Asentar™, the limited patent life of AQ4N and its early stage of development, and the Novacea belief that there would be significant risks with moving forward with the development of either of these product candidates, if the merger is not completed, Novacea would be required to rely on in-licensing as the source of any of its future product candidates for development and commercialization. Due to the Novacea history, its limited operational and management capabilities, and the intense competition for pharmaceutical product candidates, or even if Novacea finds promising product candidates, and generates interest in a collaborative or strategic arrangement to acquire such product candidates, Novacea may not be able to acquire rights to additional product candidates or approved products on commercially reasonable terms that it finds acceptable, or at all. Proposing, negotiating and implementing an economically viable product acquisition or license are lengthy and complex processes. Novacea competes for collaborative arrangements and license agreements with pharmaceutical and biotechnology companies and academic research institutions. Novacea competitors may have stronger relationships with third parties with whom it is interested in collaborating, greater financial, development and commercialization resources and/or may have more established histories of developing and commercializing products than Novacea. As a result, Novacea competitors may have a competitive advantage in entering into collaborative arrangements with such third parties. In addition, even if Novacea finds promising product candidates, and generates interest in a collaborative or strategic arrangement to acquire such product candidates, Novacea may not be able to acquire rights to additional product candidates or approved products on commercially reasonable terms that Novacea finds acceptable, or at all.

Novacea expects that any product candidate to which it acquires rights will require additional development and regulatory efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and other non-U.S. regulatory authorities. All product candidates are subject to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities and the possibility that, due to strategic considerations, Novacea will discontinue research or development with respect to a product candidate for which it has already incurred significant expense. Even if the product candidates are approved, Novacea cannot be sure that they would be capable of economically feasible production or commercial success.

Novacea no longer is engaged in development activities and has significantly scaled-back its personnel to conserve resources, and if the merger with Transcept is not completed, Novacea will need to rebuild its management team and hire other personnel to successfully develop or commercialize its product candidates.

Novacea is no longer engaged in development activities and has significantly scaled-back its personnel to conserve resources. As of October 1, 2008, the Novacea workforce is comprised of nine employees, who are primarily involved in financial and administrative roles. Novacea no longer has employees engaged in development and commercialization activities. Prior to that date, Novacea implemented a workforce reduction plan that reduced its workforce by approximately 27 people, to nine remaining employees as of October 1, 2008. If the merger with Transcept is not completed, and Novacea wishes to reestablish its business, Novacea will need to rebuild its senior management team and to hire managerial and other personnel to lead and staff all of its necessary functions, especially in its research, development and commercialization areas. Additionally, Novacea will likely have to engage the services of scientific and clinical advisors to assist it in formulating its research, development and clinical strategies. These advisors will not be Novacea employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to Novacea. In addition, Novacea advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with those of Novacea. In addition, as a result of the reductions in the Novacea workforce that have been implemented during 2008 to conserve resources, Novacea may not be successful in retaining key employees and in attracting qualified new employees. Competition among biotechnology companies for qualified employees is intense, and the ability to retain and attract qualified individuals would be critical to the success of Novacea if it decided to reestablish its business. In that case, Novacea may experience a diminished ability to recruit new employees to further the development of any product candidates. Novacea may be unable to attract or retain key personnel on acceptable terms, if at all. If the merger is not completed, and Novacea is unable to attract qualified personnel, any future product development efforts would be extremely challenging.

If the merger with Transcept is not completed and Novacea reestablishes its business, Novacea will be subject to a variety of risks associated with being an operating, public biotechnology company.

If Novacea is able to reestablish its business and obtain new product candidates on commercially reasonable terms, it will face a number of risks as a public biotechnology company, including the following:

•	Novacea may never achieve or sustain profitability.

•	There is a high risk that Novacea drug development activities would not result in commercial products.

•	Novacea clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities.

•	Novacea product candidates may cause undesirable side effects during clinical trials that could delay or prevent their regulatory approval or commercialization.

•	Any collaborations Novacea enters into in the future may not be successful.

•	Novacea may require substantial additional funding which may not be available to it on acceptable terms, or at all.

•	If Novacea competitors develop and market products that are more effective, safer or less expensive than Novacea product candidates, its commercial opportunities will be negatively impacted.

•	Novacea would need to acquire and develop other products or product candidates to rebuild its business.

•

Novacea may have to rely on third parties to conduct clinical trials for its product candidates, and if these third parties do not successfully carry out their contractual duties or meet expected deadlines, Novacea may be unable to obtain regulatory approval for or commercialize its product candidates.

•	Novacea may have to rely on third parties to manufacture and supply its product candidates.

•

If Novacea is unable to develop its sales and marketing and distribution capability on its own or through collaborations with marketing partners, it will not be successful in commercializing its product candidates.

•	Novacea proprietary rights may not adequately protect its technologies and product candidates.

•	The intellectual property protection for Novacea product candidates may be dependent on third parties.

•	If conflicts of interest arise between Novacea licensing partners and Novacea, any of them may act in their self-interest, which may be adverse to the interests of Novacea.

•

The patent protection for Novacea product candidates or products may expire before it is able to maximize their commercial value which may subject Novacea to increased competition and reduce or eliminate its opportunity to generate product revenue.

•	Novacea may not be able to protect its intellectual property rights throughout the world.

•

If Novacea is sued for infringing intellectual property rights of third parties, litigation will be costly and time consuming and could prevent Novacea from developing or commercializing its future product candidates.

•	Novacea may be subject to damages resulting from claims that it, or its employees, have wrongfully used or disclosed alleged trade secrets of its employees’ former employers.

•	Novacea may incur increased costs as a result of changes in laws and regulations relating to corporate governance matters.

•

The regulatory approval process is expensive, time consuming and uncertain and may prevent Novacea or its collaboration partners from obtaining approvals for the commercialization of some or all of Novacea product candidates.

•

Even if Novacea obtains regulatory approvals for its product candidates, the terms of approvals and ongoing regulation of its products may limit how it manufactures and markets its product candidates, which could materially impair its ability to commercialize and generate revenue.

•	Even if Novacea receives regulatory approval to market its product candidates, the market may not be receptive to its products.

•

The coverage and reimbursement status of newly approved drugs is uncertain, and failure to obtain adequate coverage and adequate reimbursement could limit the ability of Novacea to market any future product candidates it may develop and decrease its ability to generate revenue from any of its existing and future product candidates that may be approved.

•	Current health care laws and regulations and future legislative or regulatory changes to the health care system may affect the ability of Novacea to sell its future product candidates profitably.

•	Failure to obtain regulatory approval outside the United States will prevent Novacea from marketing its product candidates abroad.

•	Non-U.S. governments often impose strict price controls, which may adversely affect the future profitability of Novacea.

•	Novacea may be subject to costly claims related to its clinical trials and may not be able to obtain adequate insurance.

•	The business of Novacea may become subject to economic, political, regulatory and other risks associated with international operations.

If the merger is not completed, in light of the challenges of rebuilding an operating business, Novacea may elect to liquidate its remaining assets, and there can be no assurances as to the amount of cash available to distribute to stockholders after paying Novacea debts and other obligations.

If Novacea does not close the pending merger with Transcept, in light of the risks of reestablishing an operating business, as set forth in these risk factors, the Novacea board of directors may elect to take the steps necessary to liquidate all remaining assets of Novacea. The process of liquidation may be lengthy and Novacea cannot make any assurances of when it would be completed. In addition, Novacea would be required to pay all of its debts and contractual obligations, and to set aside certain reserves for potential future claims. There can be no assurance as to the amount or timing of available cash remaining to distribute to stockholders after paying Novacea debts and other obligations and setting aside funds for reserves.

Novacea ended clinical trials for its lead product candidate, Asentar™, and has no clinical trials planned for Asentar™.

In November 2007, Novacea ended its Phase 3 clinical trial of Asentar™ for the treatment of androgen-independent prostate cancer, or AIPC, due to an unexplained imbalance of deaths between the treatment and control arms of the trial. At that time, Novacea also suspended enrollment in its Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and in other trials involving the use of Asentar™. On April 4, 2008, Schering-Plough Corporation, or Schering, delivered written notice of its termination of the exclusive License, Development and Commercialization Agreement between Novacea and Schering for the development and commercialization of Asentar™, or the Collaboration Agreement, as of that date. Schering elected to terminate the Collaboration Agreement based on its determination, related to the termination of the ASCENT-2 Phase 3 clinical trial, that there had been a technical failure related to Asentar™. Additionally, in November 2007, the FDA placed a hold on the existing Novacea Investigational New Drug application, or IND, for Asentar™. In September 2008, Novacea received notice from the FDA that the agency has released the clinical hold on the Asentar™ IND. As part of their guidance, the FDA requires that any future clinical studies conducted with Asentar must include in the consent form an unambiguous statement that the ASCENT-2 trial showed reduced survival for patients with androgen-independent prostate cancer, or AIPC, given Asentar™ in combination with weekly Taxotere® (docetaxel)

chemotherapy, as compared to AIPC patients receiving Taxotere administered every three weeks without Asentar™. Also, any future consent form must not make reference to any survival benefits observed in earlier clinical trials involving Asentar for the treatment of AIPC patients. Novacea has no clinical trials planned for Asentar™.

The merger with Transcept requires Novacea to terminate or sublease its office lease, and Novacea may be unable to do so on terms favorable to Novacea or at all.

As a result of the discontinuation of its clinical trials, development program and manufacturing activities, and as required by the merger agreement, Novacea intends to sublease or terminate its leased facilities. Novacea cannot predict whether any such sublease or termination arrangements would be consummated on favorable terms or at all, and anticipates that such transactions may require Novacea to incur significant additional costs and obtain third-party consents beyond its control. If Novacea is unable to sublease its office space or reach a favorable termination agreement with its landlord, it may be required to pay approximately $2.9 million in rental payments for the remaining term of the lease.

Other than in the quarter ended June 30, 2008 (and nine months ended September 30, 2008), Novacea has incurred losses since inception and anticipates that it will continue to incur losses for the foreseeable future. Novacea may never achieve or sustain profitability.

Novacea is a clinical-stage biopharmaceutical company with a limited operating history and no current operations. Novacea generated grant revenue and revenue from its collaboration agreement, such revenue will not continue as Novacea no longer has operations and the collaboration agreement has been terminated, and Novacea expects will not continue, and has not generated any revenue, and does not expect to generate any revenues, from product sales. While Novacea does not have any ongoing research or development activities, Novacea continues to incur general and administrative expenses. Other than in the quarter ended June 30, 2008 (and nine months ended September 30, 2008), Novacea has incurred net losses since its inception in 2001. However, due to the recognition of the previously deferred revenue from the upfront payments under the Collaboration Agreement, which was terminated in April 2008, Novacea had net income for the nine months ended September 30, 2008 of $39.1 million. Novacea net loss for the years ended December 31, 2007, 2006 and 2005 was $32.5 million, $29.6 million, and $23.8 million, respectively. Novacea expects to continue to incur losses for the foreseeable future, and expects these losses to increase if Novacea resumes its research and development activities. If Novacea product candidates fail in clinical trials or do not gain regulatory approval, or if its product candidates do not achieve market acceptance, Novacea may never become profitable. Even if Novacea achieves profitability in the future, it may not be able to sustain profitability in subsequent periods.

If the merger is not completed, and Novacea decides to resume its business, any collaborations Novacea enters into in the future may not be successful.

If the merger is not completed, and Novacea decides to resume its operations, Novacea may seek additional collaborative arrangements, which may not be available to it, to develop and commercialize its drug candidates in the future. Even if Novacea is able to establish acceptable collaborative arrangements in the future, they may not be successful. The success of Novacea collaboration arrangements, if any, will depend heavily on the efforts and activities of Novacea collaborators. Possible future collaborations have risks, including the following:

•	disputes may arise in the future with respect to the ownership of rights to technology developed with future collaborators;

•	disagreements with future collaborators could delay or terminate the research, development or commercialization of products, or result in litigation or arbitration;

•	future collaboration agreements are likely to be for fixed terms and subject to termination by Novacea collaborators in the event of a material breach or lack of scientific progress by Novacea;

•

future collaborators are likely to have the first right to maintain or defend Novacea intellectual property rights and, although Novacea would likely have the right to assume the maintenance and defense of its intellectual property rights if its collaborators do not, the ability of Novacea to do so may be compromised by its collaborators’ acts or omissions;

•

future collaborators may utilize Novacea intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate its intellectual property rights or expose Novacea to potential liability;

•

future collaborators may change the focus of their development and commercialization efforts. As previously noted, pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of Novacea products to reach their potential could be limited if future collaborators decrease or fail to increase spending relating to such products;

•	future collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or development of Novacea products; and

•

future collaborators may develop alternative products either on their own or in collaboration with others, or encounter conflicts of interest or changes in business strategy or other business issues, which could adversely affect their willingness or ability to fulfill their obligations to Novacea.

Given these risks, it is possible that any collaborative arrangements into which Novacea enter may not be successful. For example, Schering in April 2008 terminated the Collaboration Agreement for the development and commercialization of Asentar™. Schering elected to terminate the Collaboration Agreement based on Schering’s determination, related to the termination of the ASCENT-2 Phase 3 clinical trial, that there had been a technical failure related to Asentar™. In November 2007, Novacea and Schering terminated the ASCENT-2 trial of Asentar™ due to an unexplained imbalance of deaths between the treatment and control arms of the trial.

If the merger is not completed, and Novacea decides to resume its operations, Novacea may require substantial additional funding which may not be available to it on acceptable terms, or at all.

Novacea no longer is engaged in development activities and has significantly scaled-back its personnel to conserve resources. If Novacea decides to resume its research and development activities if the merger is not completed, Novacea may need to raise substantial additional capital to continue its operations activities. The future funding requirements of Novacea will depend on many factors, including but not limited to:

•	The need of Novacea to reestablish its research and development activities;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

•	The need of Novacea to implement additional internal systems and infrastructure, including financial and reporting systems;

•	the costs and timing of seeking and obtaining FDA and other non-U.S. regulatory approvals;

•	The ability of Novacea to maintain, defend and expand the scope of its intellectual property portfolio;

•	The need of Novacea and ability to hire additional management and scientific and medical personnel;

•	the effect of competing technological and market developments;

•	The ability of Novacea to enter into new collaboration agreements;

•	the costs associated with establishing a sales force and commercialization capabilities; and

•	the economic and other terms and timing of Novacea existing licensing arrangements and any collaboration, licensing or other arrangements into which Novacea may enter in the future.

Until Novacea can generate a sufficient amount of product revenue to finance its cash requirements, which it may never do, Novacea expects to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Novacea does not know whether additional funding will be available on acceptable terms, or at all. If Novacea is not able to secure additional funding when needed, it may have to delay, reduce the scope of or eliminate one or more of its clinical trials or research and development programs.

The intellectual property protection for the current product candidates of Novacea is dependent on third parties.

With respect to Asentar™, Oregon Health & Science University, or OHSU, and the University of Pittsburgh of the Commonwealth System of Higher Education, or UPitt, retain the right to prosecute and maintain the patents and patent applications covered by Novacea license agreements. Novacea only has the right to select patent counsel and provide comments and suggestions under its OHSU license agreement. Novacea only has the right to consult in the selection of counsel and advise in the prosecution, filing and maintenance of patent applications under its UPitt license agreement.

Generally, Novacea only has right to prosecute and maintain certain patents for AQ4N in Novacea territory and relies on its licensing partner to prosecute and maintain the remainder of its AQ4N patents. Novacea would need to determine, with its partners, who would be responsible for the prosecution of patents relating to any joint inventions. If any licensing partners of Novacea fail to appropriately prosecute and maintain patent protection for any of its product candidates, its ability to develop and commercialize those product candidates may be adversely affected and Novacea may not be able to prevent competitors from making, using and selling competing products. In addition, OHSU retains an initial right to bring any infringement actions related to the intellectual property Novacea licenses from these parties. Any failure by OHSU, or any other licensing partner of Novacea, to properly protect the intellectual property rights relating to Novacea product candidates could have a material adverse effect on the financial condition and results of operation of Novacea.

The patent protection for Novacea product candidates or products may expire before it is able to maximize their commercial value.

The patents for Novacea product candidates have varying expiration dates and, if these patents expire, it may be subject to increased competition and it may not be able to recover its development costs. For example, one of the U.S. patent claims of Novacea for AQ4N is due to expire in 2010 and other U.S. patents of Novacea for a process of producing AQ4N is due to expire in 2019. The U.S. patents of Novacea for use of Asentar™ are due to expire in 2017 and 2019. In some of the larger economic territories, such as the United States and Europe, patent term extension/restoration may be available to compensate for time taken during aspects of the product’s regulatory review. However, even if it were to resume development activities, Novacea cannot be certain that an extension will be granted, or if granted, what the applicable time period or the scope of patent protection afforded during any extended period will be. In addition, even though some regulatory agencies may provide some other exclusivity for a product under its own laws and regulations, Novacea may not be able to qualify the product or obtain the exclusive time period. Thus, if Novacea decides to resume development of AQ4N, and if Novacea is unable to obtain patent term extension/restoration or some other exclusivity, it could be subject to increased competition and its opportunity to establish or maintain product revenue could be substantially reduced or eliminated.

Novacea may be subject to damages resulting from claims that it, or its employees, have wrongfully used or disclosed alleged trade secrets of its employees’ former employers.

Many former employees of Novacea were previously employed at universities or biotechnology or pharmaceutical companies, including Novacea competitors or potential competitors. Although Novacea has not received any claim to date, Novacea may be subject to claims that these employees through their employment inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If Novacea fails in defending such claims, in addition to paying monetary damages, Novacea may lose valuable intellectual property rights or personnel.

A significant portion of Novacea outstanding common stock may be sold into the market. Substantial sales of Novacea common stock, or the perception such sales are likely to occur, could cause the price of Novacea common stock to decline.

If Novacea existing stockholders sell a large number of shares of Novacea common stock or the public market perceives that existing stockholders might sell shares of Novacea common stock, the market price of Novacea common stock could decline significantly.

If Novacea fails to continue to meet all applicable NASDAQ Global Market requirements and NASDAQ determines to delist its common stock, the delisting could adversely affect the market liquidity of its common stock and the market price of its common stock could decrease.

Novacea common stock is listed on the NASDAQ Global Market. In order to maintain its listing, Novacea must meet minimum financial and other requirements, including requirements for a minimum amount of capital and a minimum price per share. If Novacea is unable to comply with NASDAQ’s listing standards, NASDAQ may determine to delist Novacea common stock from the NASDAQ Global Market. If Novacea common stock is delisted for any reason, it could reduce the value of Novacea common stock and its liquidity. Delisting could also adversely affect the ability of Novacea to obtain financing for the continuation of its operations, if Novacea chooses to reestablish its business, or to use its common stock in acquisitions. Delisting could result in the loss of confidence by suppliers, customers and employees. Delisting would prevent Novacea from satisfying a closing condition for the merger, and, in such event, Transcept may elect not to consummate the merger. In addition, the combined company must submit a new application for listing on the NASDAQ Global Market after the merger pursuant to the reverse merger rules, and the combined company will need to meet the NASDAQ minimum requirements.

Novacea may become involved in securities class action litigation that could divert management’s attention and harm the business of Novacea.

The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical and biotechnology companies. These broad market fluctuations may cause the market price of Novacea common stock to decline. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Novacea may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the business of Novacea.

Novacea expects that the price of its common stock may be volatile.

Prior to its initial public offering of common stock, there was no public market for Novacea common stock. The price of Novacea common stock may be volatile as a result of changes in its operating performance or prospects. From the date of the initial public offering of Novacea in May 2006 through September 30, 2008, the price of its common stock has ranged from a high of $17.25 to a low of $1.44. Factors that could cause volatility in the market price of Novacea common stock include, but are not limited to:

•

an announcement of a strategic transaction that involves Novacea merging with, or acquiring, or being acquired by, another company, such as the announcement by Novacea on September 2, 2008, that it had entered into a merger agreement with Transcept

•

results from, and any delays in, Novacea clinical trial programs, such as its announcement in November 2007 to end its ASCENT-2 Phase 3 clinical trial for Asentar™ for the treatment of AIPC and to suspend enrollment for its Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and each of its other ongoing trials involving the use of Asentar™;

•	announcements of FDA non-approval of Novacea product candidates, or delays in FDA or other non-U.S. regulatory agency review processes;

•	FDA or other U.S. or non-U.S. regulatory actions affecting Novacea or its industry;

•	litigation or public concern about the safety of Novacea product candidates or future drugs;

•	failure or discontinuation of any of Novacea research or future clinical trial programs;

•	delays in the commercialization of Novacea future product candidates;

•	the announcement of the terms and costs of in-licensing additional product candidates;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in Novacea quarterly operating results;

•	developments or disputes concerning Novacea intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by Novacea or its competitors;

•	issues in manufacturing Novacea product candidates or future product candidates;

•	market acceptance of Novacea future product candidates;

•	deviations in Novacea operating results from the estimates of analysts;

•	coverage and reimbursement policies of government and other third-party payors;

•	sales of Novacea common stock by its officers, directors or significant stockholders;

•	developments relating to Novacea licensing and collaboration agreements, such as the termination by Schering in April 2008 of their Collaboration Agreement; and

•	additions or departures of key personnel.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has been often unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of Novacea common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of Novacea stockholders were to bring such a lawsuit against it, Novacea could incur substantial costs defending the lawsuit and the attention of its management would be diverted from the operation of its business.

The ownership of Novacea common stock may continue to be highly concentrated.

As of September 30, 2008, Novacea believes that its executive officers and directors and their affiliates, together with the current significant stockholders of Novacea, beneficially owned significant amounts of Novacea outstanding common stock. Based on required securities filings, Novacea does not believe that any substantial change has occurred in this ownership concentration. Accordingly, these stockholders, acting as a group, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of Novacea assets or any other significant corporate transaction. These stockholders could delay or prevent a change of control of Novacea, even if such a change of control would benefit other stockholders of Novacea, although certain of these stockholders have signed agreements to vote in favor of the merger with Transcept. The significant concentration of stock ownership may adversely affect the trading price of Novacea common stock due to investors’ perception that conflicts of interest may exist or arise.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any securities during the nine months ended September 30, 2008 that were not registered under the Securities Act of 1933, as amended.

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

The net proceeds from our initial public offering have been invested into short-term investment grade securities and money market accounts. We have used the net proceeds from our initial public offering to fund clinical development of our product candidates, Asentar™ and AQ4N, and for general corporate purposes.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to repurchases of our common stock during the third quarter of fiscal 2008.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate total dollar value of shares that may yet be purchased under the program
				(in thousands)
July 1, 2008 - July 31, 2008	—	$—	—	$22
August 1, 2008 - August 31, 2008	—	—	—	20
September 1, 2008 - September 30, 2008	—	—	—	19

Total	—	$—	—	$19

(1)	None of the repurchases of common stock noted above were made pursuant to a publicly announced plan. The shares repurchased were related to the early exercise of options that had not yet vested upon termination of the purchaser’s employment. The repurchase price paid was the exercise price paid by the option holder.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits:

2.1	Agreement and Plan of Merger and Reorganization, dated as of August 29, 2008, by and among Novacea, Inc., Pivot Acquisition, Inc. and Transcept Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 4, 2008).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of November 2008.

Novacea, Inc.

/s/ Edward C. Albini
Edward C. Albini Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)