Form 10-K
period 2008-12-31
Transcept Pharmaceuticals Inc
filed 2009-03-31
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-51967

TRANSCEPT PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0960223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1003 W. Cutting Blvd., Suite #110

Point Richmond, California 94804

(510) 215-3500

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Global Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s second fiscal quarter was: $43,014,117.

As of March 26, 2009 there were 13,113,954 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. Transcept intends that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and actual Transcept results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•

the timing of the U.S. Food and Drug Administration’s, or FDA’s, review of the new drug application, or NDA, for Intermezzo® and the potential receipt of correspondence from the FDA by the assigned July 30, 2009 Prescription Drug User Fee Act, or PDUFA, date;

•	the potential for Intermezzo® to be the first sleep aid approved specifically for use for middle of the night awakenings;

•	expectations regarding dosage forms of Intermezzo®;

•

Transcept plans and timing for commercialization of Intermezzo® , including development of a potential sales and marketing organization, potential entry into marketing alliances to market Intermezzo®, and the targets of such sales and marketing efforts;

•	the potential benefits of, and markets for, Transcept product candidates;

•	Transcept plans for the manufacturing of Intermezzo®;

•	potential competitors and competitive products;

•	expectations with respect to the ability of Transcept to carry out plans to commercialize Intermezzo based on resources obtained from its recently completed merger;

•	guidance with respect to expected cash, cash equivalents and marketable securities, research and development expenses, and general and administrative expenses;

•	the ability of Transcept to satisfy liquidity requirements for at least the next twelve months;

•	research and development efforts and programs for additional product candidates;

•	efforts to in-license or otherwise obtain rights to develop additional product candidates;

•	losses, costs, expenses, expenditures and cash flows;

•	capital requirements and our needs for additional financing;

•	future payments under lease obligations and equipment financing lines;

•	patents and our and others’ intellectual property; and

•	expected future sources of revenue and capital.

Transcept undertakes no obligation to, and expressly disclaims any obligation to, revise or update the forward-looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, which are more fully discussed in the “Risk Factors” section and elsewhere in this Annual Report, including, but not limited to, those risks and uncertainties relating to:

•	positive results in clinical trials may not be sufficient to obtain FDA regulatory approval of Intermezzo®;

•	potential for delays in or the inability to complete commercial partnership relationships, including marketing alliances;

•	difficulties or delays in building a sales organization;

•	physician or patient reluctance to use Intermezzo®, if approved;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	unexpected adverse side effects or inadequate therapeutic efficacy of Transcept product candidates that could slow or prevent product approval or approval for particular indications;

•	inability to obtain additional financing, if necessary;

•	the uncertainty of protection for Transcept intellectual property, through patents, trade secrets or otherwise;

•	potential infringement of the intellectual property rights or trade secrets of third parties; and

•	other difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of Transcept product candidates.

Intermezzo®, Bimucoral®, Transcept Pharmaceuticals, Inc.™, and Asentar™ are registered and unregistered trademarks in the United States and other jurisdictions. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

PART I

Item 1.	Business

Background and Merger of Novacea, Inc. and Transcept Pharmaceuticals, Inc.

Transcept Pharmaceuticals, Inc., or Transcept, was incorporated in Delaware in 2001 as Novacea, Inc., or Novacea. Prior to January 2008, Novacea had been principally engaged as a biopharmaceutical company focused on in-licensing, developing and commercializing novel therapies for the treatment of cancer. In November 2007, Novacea stopped all clinical trials for its lead product candidate, Asentar™. Asentar™ had been in a Phase 3 clinical trial for the treatment of androgen-independent prostate cancer that was terminated as a result of an imbalance of deaths between the treatment and control arms of the trial. In connection with a decision to further reduce spending and preserve capital resources, in 2008 Novacea also terminated early stage clinical trials for its second product candidate, AQ4N. After ending all of its clinical trials, Novacea began to explore potential strategic alternatives, established processes for identifying and evaluating those alternatives, and committed to a restructuring plan that reduced spending while maintaining the capabilities needed to conduct minor activities related to Asentar™ and AQ4N. By December 31, 2008 this plan reduced the Novacea workforce to nine employees, each of whom was primarily involved in financial and administrative roles.

On January 30, 2009, Novacea completed a business combination with Transcept Pharmaceuticals, Inc., or TPI, in accordance with the terms of the Agreement and Plan of Merger and Reorganization among Novacea, Pivot Acquisition, Inc., a wholly owned subsidiary of Novacea, or Pivot, and TPI, dated as of August 29, 2008, as amended on December 23, 2008 by the Amendment to Agreement and Plan of Merger and Reorganization and collectively referred to as the Merger Agreement, pursuant to which TPI merged with Pivot and became a wholly owned subsidiary of Novacea. In connection with the closing of the merger, Novacea conducted a 1-for-5 reverse stock split of its common stock, the name of Novacea was changed to “Transcept Pharmaceuticals, Inc.”, and the name of TPI became Pivot Acquisition, Inc. Following the closing of the Merger, the business conducted by Transcept became primarily the business conducted by TPI immediately prior to the Merger.

Under the terms of the Merger Agreement, Novacea issued shares of common stock to the TPI stockholders at the rate of 0.14134 shares of common stock, on a post 1-for-5 reverse split basis, for each share of TPI common stock outstanding. Transcept also assumed all of the stock options and stock warrants of TPI outstanding as of January 30, 2009, with each share of common stock of TPI underlying such options and warrants being converted to 0.14134 shares of Transcept common stock. After consummation of the merger the former TPI stockholders, option holders and warrant holders owned approximately 61.24% of the Transcept common stock on a fully-diluted basis and the stockholders, option holders and warrant holders of Novacea prior to the Merger owned, as of the closing, approximately 38.76% of the Transcept common stock on a fully-diluted basis. Immediately following the completion of the Merger and the reverse stock split, Transcept had approximately 13.1 million shares of common stock outstanding.

The issuance of the shares of Transcept common stock to the former stockholders of TPI was registered with the Securities and Exchange Commission, or SEC, on a Registration Statement on Form S-4 (SEC File No. 333-153844).

Novacea securities listed on the NASDAQ Global Market, trading under the ticker symbol “NOVC,” were suspended for trading as of the close of business on Friday, January 30, 2009 and trading of Transcept securities on the NASDAQ Global Market under the ticker symbol “TSPT” commenced on Monday, February 2, 2009.

In this Annual Report, “Transcept,” “the Company,” “we,” “our” and “us” refers to the public company formerly known as Novacea and now known as Transcept Pharmaceuticals, Inc., and, as successor to the business of TPI, includes activities taking place with respect to the business of TPI prior to the merger of TPI and Novacea, as applicable.

Overview

Transcept is a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the field of neuroscience. The lead Transcept product candidate, Intermezzo®, is a sublingual low dose formulation of zolpidem that has been developed for use as-needed for the treatment of insomnia when a middle of the night awakening is followed by difficulty returning to sleep.

According to IMS Health, an independent market research firm, the U.S. market for prescription products to treat insomnia was approximately $2.2 billion in 2003 and grew to approximately $3.9 billion for the 12 months ended December 31, 2008. Data from a recent major study from the Stanford Sleep Epidemiology Center indicates that middle of the night awakening is the most common form of insomnia in the United States and affects approximately one-third of the population at least three times each week. Despite the prevalence of middle of the night awakening, there is no sleep aid currently approved for use specifically in the middle of the night when patients awaken and have difficulty returning to sleep.

Transcept has completed all scheduled clinical trials on behalf of Intermezzo® and submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, on September 30, 2008, which was accepted for filing on December 15, 2008. The FDA has assigned the Intermezzo® NDA a July 30, 2009 PDUFA date, the statutorily determined target date for the FDA to have a response to the Transcept NDA submission. Transcept holds world-wide commercial and development rights to Intermezzo® and plans to commercialize the product in the United States with a specialty sales force initially focusing on psychiatrists and potentially to other physicians who are the highest prescribers of insomnia products. Transcept plans to market to other physician audiences through a primary care marketing alliance in the United States and with one or more marketing and development alliances in major international markets.

Transcept believes that Intermezzo® is positioned to be the first commercially available sleep aid specifically for use in the middle of the night when patients awaken and have difficulty returning to sleep. Intermezzo® has been uniquely designed for this indication and employs the following product features:

Known active agent. The active pharmaceutical ingredient in Intermezzo® is zolpidem tartrate, cited by IMS Health as the most commonly prescribed agent for the treatment of insomnia in the United States, with over one billion zolpidem tablets prescribed in 2008 in the United States. Approved as the active ingredient in Ambien® in 1992, zolpidem has a well established record of safety and efficacy.

Rapid bioavailability. Transcept believes that rapid bioavailability—the delivery of the active pharmaceutical ingredient into systemic circulation—is a key product feature for a sleep aid intended to be used in the middle of night. Intermezzo® is formulated as a sublingual tablet, or a dosage form that dissolves under the tongue, using Transcept proprietary technology to facilitate more rapid absorption as compared to swallowed zolpidem tablet formulations, such as Ambien®.

Low dose. Transcept expects Intermezzo® to be available in doses that are 65% and 72% lower than the comparable doses of Ambien® and Ambien CR®, respectively. In Phase 3 clinical studies, this low dose returned patients to sleep rapidly and allowed them to awaken about four hours after taking their medication in the middle of the night, without next day residual effects as compared to placebo. Transcept believes that Intermezzo® 1.75 and 3.5 mg doses are the lowest doses of zolpidem that have been reported to induce sleep in a manner statistically superior to placebo.

Transcept Strategy

The Transcept goal is to become a leading developer and marketer of pharmaceutical products that fill important therapeutic needs in the field of neuroscience. Transcept efforts to achieve this goal are driven by the following key strategies:

•

Obtain FDA approval for Intermezzo®. Transcept has completed all scheduled clinical trials on behalf of Intermezzo® and submitted an NDA to the FDA on September 30, 2008, which was accepted for filing by the FDA on December 15, 2008. The FDA has assigned the Intermezzo® NDA a July 30, 2009 PDUFA date.

•

Maximize the market opportunity for Intermezzo® through marketing alliances. Although Transcept has not yet entered into any marketing alliances, as part of its efforts to market Intermezzo® to the primary care physician audience, Transcept has an active effort underway to enter into such an alliance with an established pharmaceutical company currently marketing to the broader physician audience in the United States. Additionally, Transcept has an active effort underway to enter into one or more development and marketing alliances with established pharmaceutical companies in major international markets.

•

Successfully launch Intermezzo®. Transcept plans to build a specialty sales and marketing infrastructure that will be capable of selling effectively to psychiatrists and potentially other high prescribing physicians. Transcept expects to build a sales team to reach up to 17,000 psychiatrists and potentially other high prescribing physicians. IMS Health reports that this audience, who represent an estimated 3.2% of U.S. prescribers of sleep aids, wrote approximately 30% of all insomnia prescriptions in the United States in the 12 months ended June 30, 2008.

•

Develop a product pipeline employing previously approved active agents in new applications for the treatments in the field of neuroscience. Transcept has completed an open-label exploratory clinical study to examine the use of a range of low doses of risperidone and ondansetron for the treatment of obsessive-compulsive disorder, or OCD. Transcept believes the exploratory results were encouraging and is evaluating product development strategies to pursue this opportunity.

•

Identify and evaluate strategic product licensing opportunities. Transcept is seeking additional development stage and marketed pharmaceutical product licensing opportunities in order to leverage the specialty marketing infrastructure that it plans to build in support of Intermezzo®.

The Intermezzo® Opportunity

Overview of the insomnia market

According to IMS Health, the U.S. market for prescription sleep aids was approximately $2.2 billion in 2003 and grew to approximately $3.9 billion for the 12 months ended December 31, 2008. According to the U.S. Department of Health and Human Services, between 50 and 70 million Americans report significant sleep problems.

Middle of the night awakening: the most common insomnia symptom

The 2003 National Sleep Foundation, or NSF, “Sleep in America” poll of the U.S. population between the ages of 55 and 84 described waking up during the night as the most prevalent insomnia symptom, affecting 33% of respondents. Based on the 2005 NSF poll data, Transcept estimates that middle of the night awakening is 50% more common than difficulty going to sleep at bedtime among the general population. The 2008 NSF poll found that 42% of respondents described being “awake a lot during the night.”

Based on a recently published study of nearly 9,000 individuals, the Stanford Sleep Epidemiology Research Center has estimated that about one-third of adults in the United States experience middle of the night awakenings at least three times each week. The study concluded that more than 90% of those subjects who reported middle of the night awakenings reported that this insomnia symptom persisted for at least six months. In the Stanford study, fewer than 25% of this middle of the night awakening group reported difficulty going to sleep at bedtime.

The FDA has not previously approved any sleep aid specifically for use in the middle of the night when patients awaken and have difficulty returning to sleep. The most commonly prescribed sleep aids are formulated at doses that are sufficiently high to produce seven to eight hours of sleep. Such seven to eight hour products can be used at bedtime to prevent a middle of the night awakening, however, their prolonged duration of action makes them unsuitable for use in the middle of the night when an awakening occurs, as this may increase the risk of residual sedative effects the following morning.

Middle of the night awakenings typically do not occur every night, thus bedtime use of a high dose sleep aid to prevent an awakening requires that the patient either predict which night an awakening might occur, or take a seven to eight hour product every night. The result is that patients may use their sleep aid more often than necessary, and at a higher dose than necessary, as compared to a fast-acting, low dose sleep aid that would be used only on the nights and at the time when an awakening actually occurs.

Intermezzo®—potential to be the first sleep aid approved specifically for use in the middle of the night when patients awaken and have difficulty returning to sleep

If approved, Transcept believes that Intermezzo® will be the first sleep aid approved specifically for use in the middle of the night when patients awaken and have difficulty returning to sleep. In clinical trials, the unique Intermezzo® characteristics of rapid bioavailability and low dose enabled patients to return to sleep quickly and awaken in four hours without the residual effects that have been reported when seven to eight hour zolpidem products were taken in the middle of the night.

Intermezzo® is a sublingual tablet utilizing a proprietary formulation intended to enhance the absorption of the active sleep medication, zolpidem. Zolpidem is the most frequently prescribed sleep aid in the United States, with, according to IMS Health, over one billion tablets prescribed in 2008 in the United States. Transcept believes that Intermezzo® contains the lowest dose of zolpidem that has been reported to induce sleep in a manner statistically superior to placebo, and is expected to be available in doses that are 65% and 72% lower than the comparable doses of Ambien® and Ambien CR®, respectively.

Intermezzo®: Bimucoral® Technology

Intermezzo® differs from previous formulations of zolpidem, both in dose and route of administration, and is designed to be the first sleep aid approved specifically for use in the middle of the night when patients awaken and have difficulty returning to sleep. The Intermezzo® sublingual dosage form is formulated to rapidly deliver zolpidem to allow patients to return to sleep quickly. In order to permit patients to take Intermezzo® in the middle of the night and yet awaken four hours later without hangover effects, Intermezzo® employs a significantly reduced zolpidem dose of 3.5 mg for adults under 65 and 1.75 mg for those patients over 65. Transcept believes they are the lowest doses of zolpidem reported to be effective in inducing sleep in a manner significantly superior to placebo.

Intermezzo® utilizes Bimucoral® technology, a bicarbonate-carbonate binary buffer system, or a chemical combination that modifies the pH of saliva, to convert water-soluble zolpidem tartrate into its fat-soluble free-base form, which is more readily absorbed through the tissues of the mouth. Transcept believes that this formulation facilitates rapid absorption, leading to measurable zolpidem blood levels within five minutes after administration of a 3.5 mg Intermezzo® tablet. Data from a comparative bioavailability study indicates that 10 to 20 minutes after dosing, as demonstrated by area under the curve, an accepted estimation of overall systemic exposure, zolpidem exposure as delivered by Intermezzo® is notably higher than that created by a swallowed 10 mg zolpidem tablet. This is despite the fact that the 10 mg swallowed formulation contains nearly three times the Intermezzo® 3.5 mg dose. Data from this study demonstrating enhanced bioavailability is illustrated below:

Bioavailability comparison study (n=33):

Intermezzo® 3.5 mg vs. Ambien® 10 mg (n=33)

Intermezzo® Clinical Development Program

The Intermezzo® clinical development program consisted of a total of 12 studies. Four studies were early stage bioavailability trials and utilized prototype formulations. These were completed prior to the submission of the investigational new drug application, or IND, in April 2005. Eight additional studies were conducted, including two Phase 3 clinical trials that were included in the Intermezzo® NDA. Transcept believes that these studies include the data requested by FDA for the submission of an NDA for Intermezzo® for use as-needed for the treatment of insomnia when a middle of the night awakening is followed by difficulty returning to sleep.

The basis for clinical trial dose selection was initially provided by a pharmacokinetic and pharmacodynamic study which demonstrated rapid bioavailability and also indicated that sedation reached peak levels within 20 minutes after dosing, as measured with the Digit Symbol Substitution Test, or DSST, a standard objective test of cognitive function. Despite this rapid effect, sedation levels returned to baseline within about three hours, suggesting that patients might be able to awaken in the morning after a middle of the night use of Intermezzo® without residual sedative effects.

The clinical safety and efficacy of Intermezzo® is supported by two Phase 3 clinical studies. The first Phase 3 trial was a double-blind crossover study conducted in sleep laboratories in 82 patients. This study analyzed both the objective and subjective effects of Intermezzo® on middle of the night awakenings. Transcept believes this trial is among the largest crossover sleep laboratory studies reported. The second Phase 3 trial was a double-blind parallel group outpatient study in 294 patients which analyzed subjective outcomes when patients used Intermezzo® as needed at home at the time they awakened and had difficulty returning to sleep.

In both of these clinical trials, Intermezzo® met its primary clinical endpoint by enabling patients to return to sleep after a middle of the night awakening more rapidly than placebo. After going back to sleep, patients tended to remain asleep longer than those on placebo and awoke without evidence of residual effects as compared to placebo.

Pivotal Phase 3 sleep laboratory study

The Phase 3 sleep laboratory clinical trial was designed as an 82 patient randomized, double-blind, placebo controlled, three-way crossover study to evaluate the safety and efficacy of Intermezzo® 1.75 mg and 3.5 mg when taken for a scheduled middle of the night awakening in subjects with insomnia characterized by difficulty returning to sleep. Transcept believes that this is among the largest crossover sleep laboratory studies reported to date. The study was conducted in five U.S. clinical sites and each treatment period consisted of two consecutive nights of dosing followed by a 5 to 12 day washout period. The first period consisted of two baseline nights in the sleep laboratory, followed by randomized two night treatment periods using placebo and Intermezzo® 1.75 and 3.5 mg.

The figure below compares the time to sleep onset measured in the objective Phase 3 sleep laboratory study as produced by Intermezzo® 1.75 mg and 3.5 mg compared to placebo. The left hand bar graph compares sleep onset time in all patients in the study and demonstrates that 3.5 mg Intermezzo® returned patients to sleep in the middle of the night approximately 23 minutes faster than placebo. The right hand bar graph examines only those patients whose middle of the night awakenings were particularly prolonged, in that they experienced awakenings at the baseline observation lasting more than an hour. Despite the more prolonged middle of the night awakenings of this patient subset, the 3.5 mg Intermezzo® dose returned these patients to sleep approximately 28 minutes faster than placebo. All of these differences were statistically significant.

Phase 3 Sleep Laboratory Study (n=82)

Placebo vs. Intermezzo® 1.75 mg and 3.5 mg

Objective Latency to Persistent Sleep following a middle of the night awakening

Patients in the Phase 3 sleep laboratory study, when treated with either the 1.75 mg or 3.5 mg Intermezzo® dose, were more likely to fall asleep within 10 to 20 minutes than when these same patients received placebo. On the baseline nights, with one exception, no patients had returned to sleep within 20 minutes. However, on the subsequent treatment nights when patients were given Intermezzo® 3.5 mg, 75% of the same patients returned to sleep at or before the 20 minute time point.

Phase 3 Sleep Laboratory Study (n=82)

Baseline and placebo vs. Intermezzo® 1.75 mg and 3.5 mg:

Proportion of patients asleep vs. time following a middle of the night awakening

In the sleep laboratory study, neither Intermezzo® dose produced residual hangover effects the morning after middle of the night dosing as compared to placebo. Residual hangover effects were measured objectively by the Digit Symbol Substitution Test, or DSST, a standard objective test of cognitive function, and using the Visual Analog Scale, or VAS, a subjective assessment of morning sleepiness and alertness.

Phase 3 Sleep Laboratory Study (n=82)

Residual effects of Intermezzo® 1.75 mg and 3.5 mg vs. placebo

DSST (objective) and VAS (subjective) scores

Pivotal Phase 3 outpatient study

The Phase 3 outpatient clinical trial was designed as a 294 patient randomized, double-blind, placebo controlled study to evaluate the safety and efficacy of Intermezzo® 3.5 mg for use as-needed for the treatment of insomnia when a middle of the night awakening is followed by difficulty returning to sleep. The study was conducted in 25 U.S. clinical sites and the study duration included a two week baseline period, followed by a 28 day double-blind treatment period.

The Phase 3 outpatient study confirmed the positive results of the Phase 3 sleep laboratory study: Intermezzo® improved time to sleep onset after a middle of the night awakening by 18 minutes versus placebo, a difference that was statistically significant. The figure below compares the patient reported time to sleep onset of Intermezzo® 3.5 mg as compared to placebo and baseline.

Phase 3 Outpatient Study, Placebo vs. Intermezzo® 3.5 mg (n=294)

Latency to Sleep Onset (LSOMOTN) 4 week average

Each morning during the Phase 3 outpatient study patients reported their level of sleepiness on a nine point scale. Patients taking Intermezzo® 3.5 mg. reported feeling less sleepy and more alert than patients taking placebo, a difference that was statistically significant.

Phase 3 Outpatient Study (n=294)

Next day sleepiness/alertness scores, 4 week average

(0 to 9 scale: 0 = sleepiness, 9 = awake and alert)

Commercialization

Transcept maintains the worldwide commercial rights to its product candidates and plans to combine its own U.S. specialty sales and marketing team with the efforts of one or more marketing partners to sell products in the United States and elsewhere in the world. In the United States, IMS Health estimates that prescriptions for sleep products are written by a concentrated group of high prescribing psychiatrists and primary care physicians who in 2007 generated approximately 30% of the $4.3 billion prescription sleep aid market; and a larger group of primary care and other physicians whose prescribing accounts for the balance of the market.

The proposed Transcept Intermezzo® launch strategy will contain the following key elements:

•

As part of its efforts to expand prescriptions of Intermezzo® by primary care physicians, Transcept has an active effort underway to enter into a marketing alliance with an established pharmaceutical company currently marketing to the broader physician audience in the United States. Once such an alliance has been established, Transcept plans to maintain and expand the efforts of its field sales organization directed toward psychiatrists.

•	During the early part of 2009, Transcept plans to build the marketing and sales management team, but intends to defer hiring of field sales representatives until after approval of the Intermezzo® NDA.

•

Transcept plans to build a specialty sales and marketing infrastructure that will be capable of selling effectively to up to 17,000 psychiatrists and potentially other high prescribing physicians. IMS Health reports that this audience, who represent an estimated 3.2% of U.S. prescribers of sleep aids, wrote approximately 30% of all insomnia prescriptions in the United States in the 12 months ended June 30, 2008.

•

Given the initial Transcept focus on the physician prescriber audience, Transcept plans to defer significant Intermezzo® direct-to-consumer advertising until a primary care marketing alliance has been established, or until Transcept has established a presence in the market through its targeted selling efforts.

•	Transcept has an active effort underway to enter into one or more alliances to develop, pursue regulatory approval of, and commercialize Intermezzo® outside of the United States.

Exploratory Clinical Development Programs

Transcept is seeking additional product opportunities that can be of importance in the field of neuroscience. In this regard, Transcept is evaluating drug product concepts for the treatment of OCD in patients who do not respond to conventional therapeutics alone. Atypical anti-psychotics have been shown to be useful in the treatment of OCD, and it is thought that drugs of this class, such as risperidone, currently marketed as Risperdal® by Johnson & Johnson, may be effective through their action as dopamine antagonists. The Transcept strategy is to augment the dopamine antagonist effects of risperidone and other similar agents, with the dopamine down-regulation produced by ondansetron, currently marketed as Zofran® by GlaxoSmithKline, to provide more effective treatments to control OCD in patients who are resistant to conventional therapies. Transcept has completed an open-label exploratory clinical study to examine the use of a range of low doses of risperidone and ondansetron in the treatment of this disorder. This study has yielded initial results that Transcept and its advisors believe to be encouraging and Transcept is currently evaluating product development strategies to pursue this opportunity.

In-Licensing

Transcept has an active in-licensing effort underway to identify and secure the rights to patents and development rights relating to the use of existing drugs in the field of neuroscience, and to identify and secure the rights to one or more approved products that can be effectively sold by the sales and marketing team Transcept is building. In this regard, in February 2008, Transcept submitted an application seeking the rights to patents filed by the National Institutes of Mental Health, a division of the National Institutes of Health, or NIH, relating to the use of intravenous and other dosage forms of scopolamine in the treatment of major depressive disorder. On August 4, 2008, NIH published in the U.S. Federal Register a “Prospective Grant of Exclusive License: The Development of Human Therapeutics for the Treatment of Depression,” providing notice of NIH intent to grant Transcept an exclusive license in this regard. This notice was subject to a comment period, and during that time an appeal was made by a competing company also seeking rights to this opportunity.

In February 2009, the NIH sent a further notice granting both Transcept and the competing company a co-exclusive license. Transcept intends to appeal this decision and continues to seek exclusive rights to the NIH patent applications relating to dosage forms of scopolamine in the treatment of major depressive disorder. There can be no assurance that negotiations with the NIH will lead to a mutually satisfactory licensing agreement.

Competition

If Intermezzo® receives FDA marketing approval, it will compete against well-established products currently used in the treatment of insomnia, both branded and generic. Potentially competitive products include branded formulations of zolpidem, such as Ambien® and Ambien CR® marketed by Sanofi-Aventis, generic formulations of zolpidem, Lunesta®, marketed by Sepracor, Inc., Rozerem™, marketed by Takeda Pharmaceuticals Company Limited, Sonata® , marketed by King Pharmaceuticals, Inc. and generic forms of this product, and a number of other pharmaceutical agents, including antidepressants and antipsychotics, that are prescribed off-label. None of the currently marketed sleep aids that have FDA approval are specifically approved for use in the middle of the night when patients awaken and have difficulty returning to sleep. However, many of these products can be used to prevent middle of the night awakenings by prophylactic use at bedtime.

The market for prescription sleep products has evolved significantly over the last 30 years. Until about 30 years ago, the market was dominated by barbiturate sedative-hypnotics such as Seconal® and Nembutal®. These were superseded by the benzodiazepine class of sedative-hypnotics including Dalmane®, Restoril™ and Halcion®. Zolpidem, which is a more selective GABAa agonist and a member of the non-benzodiazepine class of sleep aids, was introduced in the United States in 1993 under the Ambien® brand, and, according to IMS Health, rapidly achieved the dominant position in the prescription sleep aid market. The patent for Ambien expired in April 2007, and shortly thereafter the FDA approved generic manufacture of zolpidem by multiple pharmaceutical companies. The pricing of generically manufactured zolpidem is significantly lower than branded formulations of zolpidem and other non-generic sleep aids. Combined sales of generic zolpidem products accounted for approximately 42% of the U.S. prescription market for sleep aids. According to IMS Health, over one billion branded and generic zolpidem tablets were prescribed in the United States in 2008. An extended release version of zolpidem was launched successfully as Ambien CR® in 2005, and, according to IMS Health, held a 10.0% U.S. prescription market share in December 2008.

Other branded prescription sleep aids include Lunesta® (eszopiclone), marketed by Sepracor, Inc., which was approved in December 2004 by the FDA and launched in the first quarter of 2005, and Rozerem™ (ramelteon), which is marketed by Takeda Pharmaceuticals Company Limited. Rozerem™ is the only currently marketed prescription sleep aid of the melatonin agonist drug class, and was also introduced in 2005. According to IMS Health, in December 2008, Lunesta® held a 7.7% U.S. prescription market share and Rozerem™ held a 1.2% U.S. prescription market share.

There exist a number of other agents that are used to treat insomnia. These include Sonata®, a short-acting sleep aid marketed by King Pharmaceuticals, Inc., which lost patent protection in June 2008. Although not specifically approved or promoted for the treatment of middle of the night awakenings, some physicians prescribe Sonata® off-label for this purpose. There are also a number of other pharmaceutical agents including antidepressants and antipsychotics that are not approved for the treatment of insomnia but are frequently prescribed off-label owing to their ancillary sedative effects.

In addition to current products for the treatment of insomnia, a number of new prescription products may enter the insomnia market over the next several years. These may include the following:

•

Zolpimist™, an orally administered mist containing zolpidem, for which NovaDel Pharma, Inc. received marketing approval from the FDA in December 2008, and Edluar™, a sublingual tablet containing zolpidem, for which Orexo received marketing approval in March 2009. Both Zolpimist™ and Edluar™ employ the same 5mg and 10mg zolpidem doses as generic Ambien® and are designed to be used in the same manner at bedtime to produce seven to eight hours of sleep. NovaDel Pharma, Inc. also recently announced that it commenced development of a low-dose version of Zolpimist™ for the treatment of middle-of-the-night awakenings with the intent to enter such product candidate into clinical trials.

•	Silenor™, a low dose doxepin formulation intended for use at bedtime, for which Somaxon Pharmaceuticals, Inc. filed an NDA in April 2008.

•

Indiplon, a compound in the GABAa agonist class not previously approved by the FDA, is being developed by Neurocrine Biosciences, Inc. for the treatment of sleep initiation insomnia and middle of the night dosing. The potential approval of indiplon pursuant to an NDA submitted by Neurocrine Biosciences, Inc. has been delayed and the regulatory future of this product is uncertain.

•	Eplivanserin, a serotonin inhibitor for use in the treatment of insomnia, for which Sanofi-Aventis submitted an NDA in 2008.

•

Almorexant, an orexin receptor agonist, is being co-developed by GlaxoSmithKline and Actelion for the treatment of insomnia, and commenced enrollment of Phase 3 clinical studies in the second quarter of 2008.

•	VEC-162, a melatonin agonist similar to ramelteon being developed by Vanda Pharmaceuticals for the treatment of insomnia, is currently in Phase 3 clinical trials.

There are a variety of other drugs intended as sleep aids under earlier stages of development. With the exceptions of indiplon, and a possible new formulation of Zolpimist™, as noted above, Transcept believes that all of these product candidates are intended to act for an extended seven to eight hour time period and are not being developed for as-needed treatment of middle of the night awakenings at the time they occur.

Manufacturing

Transcept does not have or intend to develop internal clinical supply or commercial manufacturing capabilities for Intermezzo®, or other Transcept product candidates. Transcept has entered into an agreement with Patheon Inc., or Patheon, for the manufacture of the Intermezzo® tablet. Transcept has also entered into agreements with Plantex USA, Inc., or Plantex, as the sole source supplier of a special form of zolpidem tartrate, a specially manufactured form of the active pharmaceutical ingredient of Intermezzo®, and with SPI Pharma, Inc., or SPI, as a supplier of certain key excipients used in Intermezzo®, one of which is sourced solely through SPI. Transcept has agreements with Anderson Packaging Inc., or Anderson, and Sharp Corporation, or Sharp, for packaging of Intermezzo® and has entered into agreements with Mikart, Inc., or Mikart, to qualify them as a backup commercial supplier of finished product and as a backup commercial supplier of a key Intermezzo® excipient. All of these supply and manufacturing agreements contain customary commercial terms for pharmaceutical companies regarding forecasting, payment, pricing, ordering, current good manufacturing practices, or cGMP, compliance and quality. All such agreements provide for Transcept to pay for supplies within 30 days of being invoiced upon their shipment, and, except for the agreements with Mikart as described below, none of these agreements contain minimum purchase requirements. Other than the agreements with Sharp and Patheon, all agreements set forth four quarters of forecasting, with the first such quarter’s forecast being a binding firm order. The agreements with Sharp and Patheon contain similar forecasting provisions, except that the Sharp agreement sets forth a 12-month rolling forecast, with the first three months of such forecast being a binding firm order, and the Patheon agreement sets forth 18-month, non-binding forecasting, but with a requirement that firm orders be separately placed three months prior to expected delivery. A further description of the termination provisions and certain other terms is set forth below.

Manufacturing Services Agreement with Patheon

In October 2006, Transcept entered into the Manufacturing Services Agreement with Patheon. Under the agreement, Transcept is required to obtain Intermezzo® tablets from Patheon, provided that Transcept retains the ability to qualify a secondary supplier for a portion of its supply requirements from that secondary supplier. The initial term of the Manufacturing Services Agreement expires in December 2014, but is automatically renewed for three year periods, subject to 24 month prior notice of an election not to renew. The agreement is terminable prior to the end of term by either party for breach or insolvency of the other party, and by Transcept on 30 days’ notice in the event of regulatory prevention from, or six month notice for a determination by Transcept to cease, commercialization of Intermezzo®, or upon 24 months’ prior notice for any business reason.

Supply Agreement with Plantex

In March 2006, Transcept entered into the Supply Agreement with Plantex. Under the agreement, Transcept is required to obtain specially manufactured zolpidem tartrate from Plantex, provided that Transcept retains the ability to qualify a secondary supplier for a portion of its supply requirements from that secondary supplier. The initial term of the Supply Agreement expires on the earlier to occur of five years from the launch of Intermezzo®

or ten years from the date of the agreement. The agreement is terminable prior to the end of the term by either party for breach or insolvency of the other party, and is terminable by Plantex upon 24 months’ prior notice if Plantex discontinues production of a special form of zolpidem tartrate.

Agreements with SPI

In June 2006 and in July 2007, Transcept entered into a Supply and License Agreement and a Supply Agreement, respectively, with SPI, each for the manufacture of certain excipients used in the manufacture of Intermezzo®. Under the Supply Agreement, Transcept is required to obtain the excipient, referred to as buffered soda, that is covered by such agreement from SPI, provided that Transcept retains the ability to qualify a secondary supplier for a portion of its supply requirements from that secondary supplier. In addition, the Supply Agreement contains a license for patent rights with regard to buffered soda. Such license is described further in the section entitled “Transcept Business—Intellectual Property and Proprietary Technology.”

The term of the Supply and License Agreement initially was set to expire five years from the date of such agreement, but was amended in March 2008 to extend the term to ten years from the original date of the agreement. This agreement is terminable prior to the end of the term by either party for breach or insolvency of the other party.

The initial term of the Supply Agreement expires on the earlier to occur of the 10th anniversary of commercial sale of Intermezzo® or the 13th anniversary of the date of the agreement. This agreement is terminable prior to the end of the term by either party for breach or insolvency of the other party, and is terminable by SPI on 90 days’ notice if minimum purchase requirements are not met after 2010, or upon 12 months’ notice with such termination not being effective until the third anniversary of certain qualifications of an alternate supplier.

Packaging and Supply Agreement with Anderson

In September 2006, Transcept entered into a Packaging and Supply Agreement with Anderson. The initial term of the Packaging and Supply Agreement expires on the fifth anniversary of the execution of the agreement, and thereafter automatically renews for one year periods unless one year prior notice is given by either party of an intent not to renew. This agreement is terminable prior to the end of the term by either party for breach or insolvency of the other party.

Packaging and Supply Agreement with Sharp

In June 2008, Transcept entered into a Packaging and Supply Agreement with Sharp. The initial term of the Packaging and Supply Agreement expires on the fifth anniversary of the approval by the FDA of the NDA for Intermezzo®, and is renewable for three year terms upon mutual agreement of Transcept and Sharp prior to 180 days before the end of the then current term. This agreement is terminable prior to the end of the term by either party for breach or insolvency of the other party.

Agreements with Mikart

In January 2008, Transcept entered into a Supply and Sublicense Agreement with Mikart. Pursuant to the terms of the Supply and Sublicense Agreement, Transcept granted to Mikart a non-exlusive sublicense in accordance with the terms of the Supply Agreement between Transcept and SPI described above to allow Mikart to act as a back-up supplier of buffered soda. Such agreement requires Transcept to purchase at least two batches of buffered soda (a total of approximately 420 kilograms) from Mikart within 24 months following the initial commercial sale of Intermezzo®, with the first such batch required to be purchased within 12 months of such date. The term of the Supply and Sublicense Agreement expires on the earlier to occur of the 10th anniversary of the first commercial sale of Intermezzo® or the 13th anniversary of the date of the agreement. This agreement may be terminated prior to the end of the term by either party for breach by the other party, or by Transcept if certain preparation activities are not completed within a year of the date of the agreement. In addition, Transcept can terminate the agreement upon 45 days’ prior notice to Mikart, and payment to Mikart of a termination fee, at any time after the second anniversary of the first commercial sale of Intermezzo®.

In August 2008, Transcept entered into a Manufacturing and Supply Agreement with Mikart for back-up supply of manufactured Intermezzo® tablets. Within the first 12 months after the FDA qualifies and approves Mikart as a supplier of Intermezzo® tablets, such agreement requires Transcept to purchase at least three batches of tablets from Mikart, with any individual batch either containing 1.75 mg of zolpidem (in which case a batch means 500,000 tablets) or 3.5 mg of zolpidem (in which case a batch means 1,500,000 tablets). Mikart and Transcept may also mutually agree on an alternate number of Intermezzo® tablets constituting a batch for purposes of such agreement. The term of the Manufacturing and Supply Agreement expires on the 10th anniversary of FDA qualification and approval of Mikart as a supplier of Intermezzo® tablets, but is automatically renewed for three year periods, subject to 18-month prior notice of an election not to renew. This agreement may be terminated prior to the end of the term by either party for breach by the other party, or by Transcept if the FDA does not qualify Mikart as a supplier of Intermezzo® tablets.

Manufacturers and suppliers of Transcept product candidates are subject to current cGMP requirements, U.S. Drug Enforcement Administration, or DEA, regulations and other rules and regulations prescribed by foreign regulatory authorities. Transcept depends on its third party suppliers and manufacturers for continued compliance with cGMP requirements and applicable foreign standards. Transcept has identified alternates for certain of the above-listed suppliers and plans to have such alternate suppliers qualified by the FDA and other regulatory authorities after potential approval of the Intermezzo® NDA.

Government Regulation

Prescription drug products are subject to extensive regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, distribution, import, export, advertising and promotion of such products under the Federal Food Drug and Cosmetic Act, or FFDCA, and its implementing regulations, and by comparable agencies and laws in foreign countries. Failure to comply with applicable FDA or other regulatory requirements may result in a variety of administrative or judicially imposed sanctions, including FDA refusal to approve pending applications, suspension or termination of clinical trials, Warning Letters, civil or criminal penalties, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market.

FDA approval is required before any new unapproved drug, including a new use or new dosage form of a previously approved drug, can be marketed in the United States. All applications for FDA approval must contain, among other things, information relating to safety and effectiveness, pharmaceutical formulation, stability, manufacturing, processing, packaging and labeling.

New Drug Approval

A new drug approval by the FDA generally involves, among other things:

•	completion of extensive preclinical laboratory and animal testing in compliance with FDA good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND to conduct human clinical testing, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug product for each indication;

•

satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is produced to assess compliance with FDA current Good Manufacturing Practice, or cGMP, regulations; and

•	submission to and approval by the FDA of an NDA.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and Transcept cannot be certain that any approvals for its product candidates or any indications will be granted on a timely basis, if at all.

Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND to the FDA. The IND automatically becomes effective 30 days after acceptance by the FDA, unless the FDA, within the 30 day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The submission of an IND may not result in FDA authorization to commence a clinical trial. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, regulations, including regulations for obtaining informed consent by each patient.

For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following four sequential phases, which may overlap:

•

Phase 1: Studies are initially conducted in a limited population to test the product candidate for initial safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients.

•

Phase 2: Studies are generally conducted in a limited patient population to identify adverse effects and safety risks, to determine initial efficacy of the product for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain additional information prior to beginning larger, more expensive and time consuming Phase 3 clinical trials. In some cases, a sponsor may decide to run what is referred to as a “Phase 2b” evaluation, which is a second, confirmatory Phase 2 trial that could, in limited situations, be accepted by the FDA and serve as one of the pivotal trials in the approval of a product candidate if the study is positive.

•

Phase 3: These are commonly referred to as pivotal studies. When Phase 2 evaluations demonstrate that a dose range of the product is effective and has an acceptable safety profile, Phase 3 trials are undertaken in larger patient populations in the target indication to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population, often at multiple, geographically-dispersed clinical trial sites.

•

Phase 4: In many cases, the FDA incorporates into the approval of an NDA the sponsor’s agreement to conduct additional clinical trials to further assess a drug’s safety and effectiveness after NDA approval. Such post approval trials are typically referred to as Phase 4 studies.

Controlled clinical trials conducted for Transcept drug candidates must be included in a clinical trials registry database that is available and accessible to the public through the internet. Failure to properly participate in the clinical trial database registry could result in significant civil monetary penalties.

The submission of an NDA is no guarantee that the FDA will find it complete and accept it for filing. The FDA reviews all NDAs submitted before it accepts them for filing. It may refuse to file the application and request additional information rather than accept the application for filing, in which case, the application must be resubmitted with the supplemental information. After the application is deemed filed by the FDA, agency staff of the FDA will review an NDA to determine, among other things, whether a product is safe and efficacious for its intended use.

In 1992, under the Prescription Drug User Fee Act, or PDUFA, the FDA agreed to specific goals for improving the drug review time and created a two-tiered system of review times—Standard Review and Priority Review. Standard Review is applied to a drug that offers at most, only minor improvement over existing marketed therapies. The 2007 amendments to PDUFA set a goal that a Standard Review of an NDA be accomplished within a ten-month timeframe. A Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. The goal of the FDA for completing a Priority Review is six months. The FDA strives to, and usually does, meet these review goals, but is not legally required to do so in every case. Transcept believes that the review of the Intermezzo® NDA will be a Standard Review. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA has substantial discretion in the approval process and may disagree with an applicant’s interpretation of the data submitted in its NDA. As part of this review, the FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or additional pivotal Phase 3 clinical trials. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials may be subject to different interpretation, and the FDA may interpret data differently than Transcept. Under new legislation in 2007 that granted significant new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval, the FDA may determine that a risk evaluation and mitigation strategy, or REMS, is necessary to ensure that the benefits of a new product outweigh its risks. If required, a REMS may include various elements, such as publication of a medication guide, patient package insert, a communication plan to educate healthcare providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug.

Once the NDA is approved, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase 4 studies, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are to be any material modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, Transcept will likely be required to submit and obtain FDA approval of a new or supplemental NDA, which may require Transcept to develop additional data or conduct additional and extensive preclinical studies and clinical trials.

Section 505(b)(2) New Drug Applications

As an alternate path to FDA approval for modifications of products previously approved by the FDA, an applicant may submit an NDA under Section 505(b)(2) of the FFDCA. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. This statutory provision permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference from the owner of the data. The Hatch-Waxman Act permits the applicant to rely upon the FDA findings of safety and effectiveness of a drug that has obtained FDA approval based on preclinical or clinical studies conducted by others. In addition to relying on FDA prior findings of safety and effectiveness for a referenced drug product, the FDA may require companies to perform additional preclinical or clinical studies to support approval of the modification to the referenced product. Transcept has submitted the initial NDA for

Intermezzo®, which was accepted for filing on December 15, 2008, under Section 505(b)(2), and relies on the extensive information that has been collected for immediate release zolpidem products, which contain the approved active drug agent that is incorporated in Intermezzo®. To the extent that a Section 505(b)(2) application relies on a prior FDA finding of safety and effectiveness of a previously-approved product, the applicant is required to certify to the FDA concerning any patents listed for the referenced product in the FDA publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify in the application that:

•	there is no patent information listed for the reference drug;

•	the listed patent has expired for the reference drug;

•	the listed patent for the reference drug has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•	the listed patent for the reference drug is invalid, unenforceable, or will not be infringed by the manufacture, use or sale of the product for which the 505(b)(2) NDA is submitted.

In the Intemezzo® NDA that was accepted for filing on December 15, 2008, Transcept has made appropriate certification based on the listed and unexpired patents, if any, for the referenced drug product. Currently, there are no unexpired patents for immediate release zolpidem products listed in the Orange Book.

In the event that one or more patents is listed in the Orange Book for the referenced product, including patents listed after Transcept submitted its NDA for Intermezzo®, Transcept may also be required to evaluate the applicability of these patents to Intermezzo® and submit additional patent certifications. A paragraph III certification, stating that a listed patent has not expired, but will expire on a particular date, may delay the approval of Intermezzo® until the expiration of the patent. A paragraph IV certification, stating that a listed patent is invalid, unenforceable, or not infringed by Intermezzo® may require Transcept to notify the patent owner and the holder of the NDA for the referenced product of the existence of the Intermezzo® NDA, and may result in patent litigation against Transcept and the entry of a 30-month stay of FDA ability to issue final approval to the Intermezzo® 505(b)(2) NDA.

If Transcept obtains FDA approval for Intermezzo® it could obtain three years of Hatch-Waxman marketing exclusivity. Under this form of exclusivity, the FDA would be precluded from approving a marketing application for a duplicate of Intermezzo®, a product candidate that the FDA views as having the same conditions of approval as Intermezzo® (for example, the same indication, the same route of delivery and/or other conditions of use), or a 505(b)(2) NDA submitted to FDA with Intermezzo® as the reference drug, for a period of three years from the date of Intermezzo® approval, although the FDA may accept and commence review of such applications. This form of exclusivity may not prevent the FDA from approving an NDA that relies only on its own data to support the change or innovation. Further, if another company obtains approval for a product candidate for the same conditions of approval that Transcept is studying for Intermezzo® before Intermezzo® received approval, the Intermezzo® approval could be blocked until the other company’s three-year Hatch-Waxman marketing exclusivity expires.

Manufacturing cGMP Requirements

Transcept and its contract manufacturers are required to comply with applicable FDA manufacturing requirements contained in the FDA cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facilities for active pharmaceutical ingredients, or APIs, and finished drug products must meet cGMP requirements to the satisfaction of the FDA, and pass a pre-approval inspection before Transcept can use them to manufacture its products. Transcept and its third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including inspection of the procedures and operations used in the testing and manufacture of Transcept products to assess continued compliance with applicable regulations.

The API used to manufacture some of our product candidates originates outside the United States. The FDA could increase its diligence with regard to foreign sourced materials and manufacturing processes which may result in increased costs of maintaining foreign manufacturing and could lengthen or delay the regulatory review process required to gain approval for our product candidates.

Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including adverse publicity, Warning Letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse patient experiences with the product received by Transcept must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

Other Regulatory Requirements

With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards for direct-to-consumer advertising, industry-sponsored scientific and educational activities, and promotional activities involving the internet, as well as a prohibition on off-label promotion. The FDA has very broad enforcement authority under the FFDCA, and failure to abide by these regulations can result in penalties, including the issuance of a Warning Letter directing entities to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions. Numerous other laws, not administered by the FDA, also apply to the promotion of pharmaceuticals, alleged violations of which may also result in state and federal civil and criminal investigation and prosecutions.

Transcept is also subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with Transcept activities. In each of these areas, as above, the FDA and other agencies have broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect on Transcept.

DEA Regulation

Zolpidem, the active pharmaceutical ingredient in Intermezzo®, is classified as a schedule IV controlled substance by the DEA. As a result, manufacturing of zolpidem is subject to regulation by the DEA. Controlled substances are those drugs that appear on one of five schedules promulgated and administered by the DEA under the Controlled Substances Act, or CSA. The CSA governs, among other things, the distribution, record keeping, handling, security, and disposal of controlled substances. Transcept, as well as third-party suppliers of Transcept who handle zolpidem, must be registered by the DEA in order to engage in these activities, and are subject to periodic and ongoing inspections by the DEA and similar state drug enforcement authorities to assess ongoing compliance with DEA regulations. Any failure by Transcept or its third party suppliers to comply with these regulations could lead to a variety of sanctions, including the revocation, or a denial of renewal, of DEA registration, injunctions, or civil or criminal penalties and loss of supply.

Third-Party Reimbursement and Pricing Controls

In the United States and elsewhere, sales of pharmaceutical products depend in significant part on the availability of coverage and reimbursement to providers and the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. Transcept products may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow sales of Transcept products on a competitive and profitable basis.

In the United States, there have been, and Transcept expects that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While Transcept cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on the business, financial condition and profitability of Transcept.

Medicare

Two principal payors in the United States are Medicaid and Medicare. Transcept expects that in the United States many patients who are treated with Intermezzo® will be Medicare beneficiaries. The Centers for Medicare and Medicaid Services, or CMS, is the agency within the Department of Health and Human Services that administers both Medicare and Medicaid. CMS has the authority not to cover particular products or services if it determines that they are not “reasonable and necessary” for the treatment of Medicare beneficiaries. CMS may make a national coverage determination, or NCD, for a product, which establishes on a nationwide basis the indications that will be covered, and any restrictions or limitations. However, for most new drugs that are eligible for payment, CMS does not create an NCD, and Transcept does not plan to request one. Nevertheless, CMS or a third party may request an NCD independent of Transcept. If such request is made, Transcept can not assure investors that such NCD will contain favorable coverage terms.

If there is no NCD, the local Medicare contractors that are responsible for administering the program on a state or regional basis have the discretion to deny coverage and reimbursement for the drug or issue a local coverage determination, or LCD. These LCDs can include both coverage criteria for the drug and frequency limits for the administration of the drug. Overturning restrictive LCDs in the various regions can be a time-consuming and expensive process.

Effective January 1, 2006, Congress enacted a prescription drug benefit known as Medicare Part D. CMS contracts with numerous managed care plans and drug benefit plans to deliver the drug benefit. These plans develop formularies that determine which products are covered and at what co-pay level. If Medicare coverage for Intermezzo® is available, CMS will reimburse through Part D. While CMS evaluates Part D plans’ proposed formularies for potentially discriminatory practices, the plans have considerable discretion in establishing formularies, establishing tiered co-pay structures and placing prior authorization and other restrictions on the utilization of specific products. Moreover, Part D plan sponsors are permitted and encouraged to negotiate rebates with manufacturers. Revenue for Intermezzo® will be substantially affected by its formulary status on Part D plans and the rebates that Part D plan sponsors are able to negotiate.

Medicaid

Medicaid is a federal and state entitlement program that pays for medical assistance for certain individuals and families with low incomes and resources and who meet other eligibility requirements. Medicaid became law in 1965 and is jointly funded by the federal and state governments (including the District of Columbia and the territories) to assist states in furnishing medical assistance to eligible needy persons. Medicaid is the largest source of funding for medical and health-related services for the indigent population of the United States.

Transcept expects Intermezzo® to be eligible for reimbursement under Medicaid and, therefore, subject to rebates under the Medicaid Drug Rebate Program established by the Omnibus Budget Reconciliation Act of 1990. Under the Medicaid Drug Rebate Program, Transcept would pay a rebate to each participating state agency for each unit of product reimbursed by Medicaid. The basic amount of the rebate for each product is the greater of 15.1% of the Average Manufacturer Price (AMP) of that product, or the difference between AMP and the best price available from Transcept to any non-excluded customer. The rebate amount also includes an inflation adjustment if AMP increases faster than a specified inflation index. The rebate amount is calculated quarterly based on Transcept reports of its current AMP and best price for each of its products to CMS. AMPs and best price may be recalculated after they are initially submitted based on the availability of additional data or because of additional analysis of prices that have been reported.

Several state Medicaid programs have implemented Preferred Drug Lists, or PDLs, and more states may adopt this practice. Products placed on a state Medicaid program’s PDL are not subject to restrictions on their utilization by Medicaid patients, such as the need to obtain authorization prior to prescribing. If Intermezzo® is not included on Medicaid PDLs, use of it in the Medicaid program may be adversely affected. In some states that have adopted PDLs, Transcept may be required to provide substantial supplemental rebates to state Medicaid authorities in order for Intermezzo® to be included on the PDL.

Pharmaceutical manufacturers, as a condition of participation in the Medicaid Drug Rebate Programs, must enter into an agreement with the Secretary of the Department of Health and Human Services to participate in the 340B program, enacted by the PHS Act. Under the 340B programs pharmaceutical manufacturers are required to extend discounts based on the Medicaid rebate to a variety of health care entities referred to as covered entities. These covered entities include health care providers that receive health services grants from the PHS, as well as certain hospitals that serve a disproportionate share of Medicare and Medicaid beneficiaries.

Section 603 of the Veteran’s Health Care Act of 1992 requires manufacturers of covered drugs to enter into a master agreement with the Secretary of the Department of Veteran Affairs, or VA, in order to have their drugs covered under Medicaid. The master agreement requires the manufacturer to make its products available for federal procurement by listing them on the Federal Supply Schedule. In addition, the master agreement requires the manufacturer to enter into a Pharmaceutical Pricing Agreement, or PPA, with the VA. Under the PPA, the manufacturer agrees to sell its drugs to the “Big Four” federal agencies—the VA, the Department of Defense, the PHS and the Coast Guard—at or below a Federal Ceiling Price, which is set at 76% of a calculation called the Non-Federal Average Manufacturer Price (non-FAMP), minus an additional discount.

Another source of reimbursement for drug products is state Pharmaceutical Assistance Programs, or SPAPs. Many of these programs were created by states to aid low-income elderly or persons with disabilities who do not qualify for Medicaid. Transcept would pay rebates to some SPAPs and, if they are considered qualified programs by CMS, the prices Transcept provided these entities would be excluded from the Medicaid best price of Transcept.

Private Insurance Reimbursement

Commercial insurers usually offer pharmacy benefits. If private insurers decide to cover Intermezzo®, they will reimburse for the drug in a variety of ways, depending on the insurance plan’s policies, employer and benefit manager input and contracts with their physician network. Private insurers tend to adopt reimbursement methodologies for a product similar to those adopted by Medicare. Revenue for Intermezzo® may be materially and adversely affected if private payors make unfavorable reimbursement decisions or delay making favorable reimbursement decisions.

The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means may reduce potential revenues Transcept may receive from sales of Intermezzo®, if approved. These payers’ efforts could decrease the price that Transcept receives for products it may sell, including Intermezzo®. In addition, third-party insurance coverage may not be available to patients for Transcept products at all, especially in light of the availability of low-cost generic zolpidem therapeutics, regardless of the fact that such products are not designed or indicated to treat middle of the night awakenings. Third-party payors could also impose conditions that must be met by patients prior to providing coverage for use of Transcept products. For instance, insurers may establish a “step-edit” system that requires a patient to utilize a lower price alternative product prior to becoming eligible to purchase a higher price product that may be better targeted to the condition being treated. There can be no assurance that third-party payors will not similarly require a patient to first use generic zolpidem or other sleep aids prior to being eligible for insurance coverage of Intermezzo® use.

If government and third-party payors do not provide adequate coverage and reimbursement levels for Transcept products, or if price controls or step-edit systems are enacted, Transcept product revenues will suffer.

Intellectual Property and Proprietary Technology

The success of Transcept will depend in part on its ability to protect Intermezzo® and future products and product candidates by obtaining and maintaining a strong proprietary position both in the United States and in other countries. To develop and maintain its proprietary position, Transcept will rely on patent protection, regulatory protection, trade secrets, know-how, continuing technological innovations and licensing opportunities.

The active and many of the inactive ingredients in Intermezzo® have been known and used for many years and, therefore, are no longer subject to patent protection. Accordingly, pending patent applications of Transcept are directed to the particular formulations and methods of use of zolpidem, the API in Intermezzo®. There can be no assurance that these applications will result in patents being issued, and, even if issued, such patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations. Currently pending patent applications that cover Intermezzo® have claims that are directed to both formulation and methods of use and are summarized below:

•

Formulations of zolpidem. Transcept has two pending U.S. patent applications and 13 corresponding foreign patent applications. Transcept has received one patent acceptance in South Africa directed to formulations of zolpidem.

•	Methods of use of zolpidem. Transcept has seven pending U.S. patent applications and 12 foreign patent applications.

•

Buffered soda. Transcept has one pending U.S. patent application and one pending international patent application, both of which are co-owned with SPI pursuant to the Supply Agreement between Transcept and SPI, covering the compositions containing buffered soda and their method of use, that Transcept refers to as Bimucoral® technology. Under the Supply Agreement, Transcept has a royalty-free, fully paid-up exclusive license with respect to these patent applications, with a right to grant sublicenses, for products incorporating both buffered soda and zolpidem. This license survives the termination of the Supply Agreement.

In addition to the applications directed to Intermezzo®, Transcept has filed patent applications for various other formulations and methods of use of drugs including sumatriptan, pilocarpine, ondansetron, and ondansetron in combination with atypical antipsychotic drugs. Transcept currently has no plans to pursue development of products relating to the sumatriptan, pilocarpine and ondansetron patents, but is evaluating opportunities relating to ondansetron in combination with atypical antipsychotic drugs. These applications are summarized below.

•	One pending U.S. patent application relating to methods of use of sumatriptan

•	One pending U.S. patent application relating to compositions and methods of use of pilocarpine

•	Three pending U.S. patent applications and one international application relating to compositions and methods of use of ondansetron and ondansetron in combination with atypical antipsychotics

The patent positions of pharmaceutical companies like Transcept are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, Transcept does not know whether any of its patent applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or challenged and found to be unenforceable or invalid. In limited instances, patent applications in the United States and certain other jurisdictions are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, Transcept cannot be certain of the priority of inventions covered by pending patent applications. Moreover, Transcept may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention or in opposition proceedings in a foreign patent office, any of which could result in substantial cost to Transcept, even if the eventual outcome is favorable. There can be no assurance that a court of competent jurisdiction would hold the patents, if issued, valid. An adverse outcome could subject Transcept to significant liabilities to third parties, require disputed rights to be licensed from third parties or require Transcept to cease using such technology. To the extent Transcept determines it to be prudent, Transcept intends to bring litigation against third parties that Transcept believes are infringing its patents.

Transcept also relies on trade secret protection for its confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to Transcept trade secrets or disclose such technology or that Transcept can meaningfully protect its trade secrets. However, Transcept believes that the substantial costs and resources required to develop technological innovations will help it protect Transcept products.

Transcept requires its employees, consultants and members of its scientific advisory board to execute confidentiality agreements upon the commencement of employment, consulting or collaborative relationships with Transcept. These agreements provide that all confidential information developed or made known during the course of the relationship with Transcept be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for Transcept, utilizing the property or relating to the business of Transcept and conceived or completed by the individual during employment shall be the exclusive property of Transcept to the extent permitted by applicable law. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for Transcept trade secrets in the event of unauthorized use or disclosure of such information.

Employees

As of January 30, 2009 Transcept had 33 employees, 6 of whom hold Ph.D., Pharm.D., or equivalent degrees. A total of 19 employees were engaged in research and development, 3 were in sales, marketing and business development, and 11 were in administration and finance. No Transcept employees are represented by a labor union or subject to a collective bargaining agreement. Transcept has not experienced any work stoppages and considers its relations with its employees to be good.

Available Information

Availability of Reports. Transcept is a reporting company under the Securities Exchange Act of 1934, as amended, and files reports, proxy statements and other information with the SEC. The public may read and copy any of our filings at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because Transcept makes filings to the SEC electronically, you may access this information at the SEC’s Internet site: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.

Web Site Access. Our Internet web site address is www.transcept.com. Transcept makes available, free of charge at the “Investor Relations” portion of this web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on this web site. Information in, or that can be accessed through, this web site is not part of this annual report on Form 10-K.

Item 1A.	Risk Factors

In evaluating the business of Transcept, you should carefully consider the following risks in addition to the other information in this report. Any of the following risks could materially and adversely affect Transcept business, results of operations, financial condition or your investment in Transcept securities, and many are beyond Transcept control. It is not possible to predict or identify all such factors and, therefore, you should not consider any of the above risks to be a complete statement of all the potential risks or uncertainties that Transcept faces.

In the following discussion, “Transcept” refers to the public company formerly known as Novacea, Inc. and now known as Transcept Pharmaceuticals, Inc., and (as successor to the business of the private company formerly known as Transcept Pharmaceuticals, Inc., or TPI, that is now the wholly owned subsidiary of Transcept following the merger of TPI and Novacea) also relates to activities taking place with respect to the business of TPI prior to the merger of TPI and Novacea. For further discussion of the merger of TPI and Novacea, see the section entitled “Business—Background and Merger of Novacea, Inc. and Transcept Pharmaceuticals, Inc.”

Transcept has had a brief operating history that may make it difficult for you to evaluate the potential success of its business and has a history of incurring losses.

Transcept was founded in January 2001 under its former name Novacea, Inc., and in January 2009 underwent a merger with TPI, a private company founded in 2002 whose business is currently conducted by Transcept. Transcept, in continuing the business of TPI, remains a development stage company. Transcept operations to date have been limited to organizing and staffing, acquiring, developing and securing its technology and undertaking preclinical studies and clinical trials. Transcept has not yet demonstrated an ability to obtain regulatory approval and manufacture marketed products to U.S. Food and Drug Administration, or FDA, and other regulatory standards or to conduct sales and marketing activities. Consequently, any predictions you make about the future success or viability of Transcept may not be as accurate as they would be if Transcept had a longer operating history.

Furthermore, the business of Transcept that is being continued from TPI is not profitable and has incurred losses in each year since its inception. TPI net loss for the years ended December 31, 2008, 2007 and 2006 was $20.0 million, $20.4 million and 13.6 million, respectively. As of December 31, 2008, TPI had an accumulated deficit of $65.1 million. Transcept expects to continue to incur losses for the foreseeable future, and expects its accumulated deficit to increase as it continues its research, development and commercialization efforts with respect to Intermezzo® and other product candidates. If Intermezzo® or other Transcept product candidates do not gain or maintain regulatory approval or market acceptance, Transcept may never become profitable or may not be able to sustain profitability, even if achieved.

The success of Transcept depends substantially on its ability to obtain regulatory approval for its lead product candidate, Intermezzo®.

The success of Transcept depends substantially on obtaining regulatory approval for its most advanced product candidate, Intermezzo®, for use as needed for the treatment of insomnia when a middle of the night awakening is followed by difficulty returning to sleep, or middle of the night awakening. Regulatory approval to market pharmaceutical products in the United States requires the completion of extensive non-clinical and clinical evaluations of a product candidate, referred to as clinical trials, to demonstrate substantial evidence of safety and efficacy of the candidate, as well as development of manufacturing processes that demonstrate the ability to reliably and consistently produce the candidate under current Good Manufacturing Practice, or cGMP, regulations. Each of these elements requires pharmaceutical development companies to exercise certain judgments concerning applicable regulatory requirements and to predict what the regulatory authority will ultimately deem acceptable. There can be no assurance that the results of the clinical trials for Intermezzo® or its manufacturing processes will satisfy the regulatory requirements for approval. A failure to meet these requirements would significantly delay or prevent approval of Intermezzo® and seriously harm the ability of Transcept to generate revenue.

The FDA required Transcept to complete at least two adequate and well-controlled Phase 3 clinical trials for the Intermezzo® indication before submission of a New Drug Application, or NDA. These trials were completed, and Transcept submitted the NDA for Intermezzo® on September 30, 2008, which was accepted for filing on December 15, 2008. Although Transcept analyses of the two Phase 3 studies of Intermezzo® indicated that their primary endpoints were met, the FDA may not agree with these analyses and may require that Transcept complete additional expensive and time consuming studies or perform other testing to support an approval. In addition, although the FDA agreed to accept pharmacokinetic data for approval of the 1.75 mg elderly dose, the FDA may change its position during the course of its NDA review.

The FDA has not approved a pharmaceutical product specifically to treat middle of the night awakening. There can be no assurance that the FDA will approve this new indication within the insomnia category, or that the FDA will not require additional clinical trials for one or both doses, or for special population subgroups, to support potential marketing approval for Intermezzo® in this new indication. While Transcept believes that the results of the clinical trials for Intermezzo® meet FDA guidance to support potential approval of Intermezzo®, the FDA may not agree or may reconsider its guidance, require more clinical trials or otherwise require additional data or studies to justify this new indication in the insomnia market for which approval of Intermezzo® is being sought. If Transcept does not obtain regulatory approval for Intermezzo® specifically to treat middle of the night awakening, the ability of Transcept to market Intermezzo® will be eliminated or substantially impaired, and the business of Transcept will suffer.

Transcept is seeking approval for Intermezzo® under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which permits applicants to rely in part on clinical and non-clinical data generated by third parties. Specifically, Transcept is relying in part on third party data with respect to zolpidem, which is the active ingredient in Intermezzo® and the previously approved insomnia products Ambien® and Ambien CR®. There can be no assurance that the FDA will not require Transcept to conduct additional non-clinical or clinical studies or otherwise obtain new supplementary data with respect to some or all of the data upon which Transcept intends to rely.

In addition, Transcept has limited experience in preparing, submitting and prosecuting regulatory filings, including NDAs and other applications necessary to gain regulatory approvals. If Transcept does not receive regulatory approval from the FDA, Transcept will not be able to commercialize Intermezzo® in the United States. Further, if the FDA delays approval as a result of requirements to conduct additional clinical studies, commercialization of Intermezzo® could be significantly delayed. Significant delay or the inability to commercialize Intermezzo® in the United States would significantly harm Transcept business and financial prospects.

If Transcept is unable to establish a sales, marketing and distribution infrastructure or enter into strategic alliances to perform these functions, it may not be successful in commercializing its product candidates.

In order to commercialize Intermezzo® or any other product candidates successfully, Transcept must acquire or internally develop a sales, marketing and distribution infrastructure and/or enter into strategic alliances to perform these services. Transcept intends to develop its own specialty sales force to initially target high prescribers of sleep medicines, but has no experience in building a sales and marketing organization. The development of sales, marketing and distribution infrastructure is difficult, time consuming and requires substantial financial and other resources. If Transcept cannot successfully develop the infrastructure to market and commercialize Intermezzo®, its ability to generate revenues may be harmed, and Transcept may be required to enter into strategic alliances to have such activities carried out on its behalf, which may not be on favorable terms. Factors that may hinder Transcept efforts to develop an internal sales, marketing and distribution infrastructure include:

•	inability to recruit, retain and effectively manage adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or convince adequate numbers of physicians to prescribe Transcept products;

•	the lack of complementary products to be offered by sales personnel, which may put Transcept at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen delays, costs and expenses associated with creating a sales and marketing organization.

Transcept intends to enter into one or more strategic alliances to further address the U.S. market and to potentially address markets outside the United States. Transcept may not be able to enter into any such alliance on acceptable terms, if at all, and may face competition in its search for alliance partners. If Transcept is not able to collaborate with an alliance partner, its efforts to commercialize Intermezzo® may be less successful.

Transcept may require substantial additional funding and may be unable to raise capital when needed.

TPI had cash, cash equivalents and marketable securities of $11.7 million at December 31, 2008. Transcept estimated in connection with its recently completed merger that the combined cash, cash equivalents and marketable securities of TPI and Novacea on January 30, 2009 was estimated to be approximately $92 million. Subsequent to the close of the merger in the first quarter of 2009, Transcept paid financial advisory fees incurred in connection with the merger of $2.0 million and retired in full all remaining debt of TPI owed to Hercules Technology Growth Capital for $2.7 million. For the year ended December 31, 2008, TPI used cash of $20.1 million in operating activities. Transcept expects its negative cash flows from operations to continue for the foreseeable future and beyond potential regulatory approval and product launch of Intermezzo®. Transcept expects that negative cash flows from operations will increase relative to its historic use of cash as a result of additional administrative, accounting, and legal costs associated with being a public company. In addition, Transcept expects to incur substantial expenses relating to the potential commercial launch of Intermezzo®. If management’s assumptions concerning the timing of potential product approval and launch prove incorrect as a result of FDA or other regulatory approval delays or other factors, the cash, cash equivalents and marketable securities of Transcept may prove insufficient to fund Transcept operations through the commercial launch of Intermezzo®.

Transcept expects to deploy a substantial majority of the available cash toward the development of sales and marketing programs for Intermezzo®. As a result, the development and potential regulatory approval of additional Transcept product candidates is likely to require additional funding which may not be available at and as of the time needed on commercially reasonable terms, if at all.

If Intermezzo® does not gain regulatory approval or does not achieve market acceptance, Transcept will not generate any revenue. Transcept cannot assure you that it will ever be profitable even if it commercializes Intermezzo®. If Transcept fails to achieve and maintain profitability, or if it is unable to fund its continuing losses, investors could lose all or part of their investment.

Intermezzo® and other Transcept product candidates may not achieve market acceptance even if Transcept obtains regulatory approvals.

Even if Transcept receives regulatory approvals for the commercial sale of Intermezzo® or other product candidates, the commercial success of these product candidates will depend upon, among other things, acceptance by physicians and patients. Market acceptance of, and demand for, any product that Transcept develops and commercializes will depend on many factors, including:

•	the ability to provide acceptable evidence of safety and efficacy of Intermezzo®, or future products for their respective indications;

•	the ability to obtain adequate pricing and sufficient insurance coverage and reimbursement;

•	the availability, relative cost and relative efficacy and safety of alternative and competing treatments;

•	the effectiveness of Transcept or its alliance partner’s sales, marketing and distribution strategies; and

•	the ability to produce commercial quantities sufficient to meet demand.

If Intermezzo® or other Transcept product candidates fail to gain market acceptance, Transcept may be unable to earn sufficient revenue to continue its business.

Transcept will face substantial competition from large companies with established products.

Transcept is seeking approval of Intermezzo® for use as needed for the treatment of insomnia when a middle of the night awakening is followed by difficulty returning to sleep, an indication that Transcept believes represents an opportunity in the broader insomnia therapeutic market. The insomnia market is large, deeply commercialized and characterized by intense competition among large, established pharmaceutical companies with well funded and staffed sales and marketing organizations and far greater name recognition than Transcept.

If Intermezzo® receives marketing approval, it will compete in this large market against well-established branded products with significant advertising support, as well as with generic competitors selling zolpidem and other sleep aids at a fraction of the price at which Transcept will most likely seek to sell Intermezzo®.

Transcept believes that Intermezzo® , if approved, will be the first sleep aid approved by the FDA specifically for use in the middle of the night when patients awaken and have difficulty returning to sleep. However, currently marketed seven to eight hour therapeutics can also treat this condition when used to deliver a prophylactic dose at the beginning of the night. The most directly competitive currently-marketed products in the United States are Ambien® and Ambien CR®, marketed by Sanofi-Aventis, and the multiple generic manufacturers of zolpidem. Zolpidem, in both its branded and generic forms, is the most widely-prescribed drug in the United States for treatment of insomnia. Additionally, Lunesta®, marketed by Sepracor, Inc., can similarly treat middle of the night awakenings by providing a prophylactic dose at bed-time in order to avoid a middle of the night awakening, and short duration products such as Sonata, marketed by King Pharmaceuticals, Inc., have been used off-label for the as-needed treatment of middle of the night awakenings. Other drugs, such as the antidepressant generic trazadone, are also widely prescribed off-label for the treatment of insomnia.

Other companies may develop products to compete with Intermezzo®.

Transcept is aware of several products currently in development which may compete with Intermezzo®. Neurocrine Biosciences received an approvable letter, pending additional clinical and pre-clinical studies, from the FDA for its product candidate, indiplon, proposed to be used for sleep initiation and middle of the night dosing. There are many other companies working to develop new products and other therapies to treat insomnia, including but not limited to Orexo AB, NovaDel Pharma, Inc., Sanofi-Aventis, Eli Lilly and Company, GlaxoSmithKline in conjunction with Actelion Ltd., and Somaxon Pharmaceuticals, Inc. Several of these compounds are already marketed for other indications, and some, including Zolpimist™, an orally administered spray for which NovaDel Pharma, Inc. received marketing approval from the FDA in December 2008, and Edluar™, a sublingual tablet for which Orexo received marketing approval from the FDA in March 2009, use zolpidem as the active pharmaceutical ingredient and are formulated for the purported absorption of zolpidem across the tissues of the mouth. NovaDel Pharma, Inc. also recently announced that it commenced development of a low-dose version of Zolpimist™ for the treatment of middle-of-the-night awakenings with the intent to enter such product candidate into clinical trials. Furthermore, new developments, including the development of other drug technologies and methods of treating conditions, occur in the biopharmaceutical industry at a rapid pace. Any of these developments may negatively affect the commercial prospects of Intermezzo®.

Many potential competitors, either alone or together with their partners, have substantially greater financial resources, research and development programs, clinical trial and regulatory experience, expertise in prosecution of intellectual property rights, and manufacturing, distribution and sales and marketing capabilities than Transcept. As a result of these factors, these competitors may:

•	develop product candidates and market products that are less expensive, safer, more effective than current product candidates and contemplated future products of Transcept;

•	commercialize competing products before Transcept can launch Intermezzo® or other product candidates;

•	initiate or withstand substantial price competition more successfully than Transcept can;

•	have greater success in recruiting skilled scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic alliances; and

•	take advantage of acquisition or other opportunities more readily than Transcept.

Governmental and third-party payors may impose restrictions or reimbursement or pricing controls that could limit product revenues.

The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means may reduce potential revenues Transcept may receive from sales of Intermezzo®, if approved. In particular, third-party insurance coverage may not be available to patients for Intermezzo® or other Transcept products, especially in light of the availability of low-cost generic zolpidem therapeutics, regardless of the fact that such products are not specifically designed or indicated to specifically treat middle of the night awakening. Government and third-party payors could also impose price controls and other conditions that must be met by patients prior to providing coverage for use of Transcept products. For example, insurers may establish a “step-edit” system that requires a patient to utilize a lower price alternative product prior to becoming eligible for reimbursement of a higher price product. If government and third-party payors do not provide adequate coverage and reimbursement levels for Transcept products, or if price controls, prior authorization or step-edit systems are enacted, Transcept product revenues will suffer.

Negative publicity and documented side effects concerning products used to treat patients in the insomnia market may harm the ability of Transcept to commercialize Intermezzo® or other product candidates.

Products containing zolpidem, the active ingredient in Intermezzo®, are widely marketed. Zolpidem use has been implicated with negative effects, such as sleepwalking and amnesia, and has the potential to cause physical or psychological dependence. Furthermore, zolpidem is classified as a Schedule IV substance under the Comprehensive Drug Abuse and Prevention Control Act of 1970, and is subject to certain packaging, prescription and purchase volume limitations. There can be no assurance that additional negative publicity or increased governmental controls on the use of zolpidem or other compounds used in products for the insomnia market would not inhibit or prevent Transcept from commercializing Intermezzo® or other product candidates. Furthermore, negative publicity concerning zolpidem and other hypnotic pharmaceuticals could cause the FDA to make approval of new products for the insomnia market more difficult, by requiring additional or different non-clinical or clinical studies or taking other actions, out of safety or other concerns, or could lead to reduced consumer usage of sleep aids, including both zolpidem products and Intermezzo®.

If Transcept enters into strategic alliances to market Intermezzo® or for other purposes it will be dependent upon the efforts of its alliance partners.

Although Transcept believes that it has sufficient resources to carry out its plans to commercialize Intermezzo® to psychiatrists and high-prescribing physicians on its own, Transcept intends to enter into one or more strategic alliances to commercialize Intermezzo®, if approved, and may decide to enter into additional strategic alliances for the development of other product candidates. Any strategic alliance Transcept enters into may contain unfavorable terms, for example, with respect to product candidates covered, control over decisions and responsibilities, termination rights, payment, and other significant terms. The ability of Transcept to receive any significant revenue from its product candidates covered by a strategic alliance will be dependent on the efforts of the alliance partner and may result in lower levels of income to Transcept than if Transcept marketed or developed its product candidates entirely on its own. The alliance partner may not fulfill its obligations or carry out marketing activities for Transcept product candidates as diligently as Transcept would like. Transcept could also become involved in disputes with its partner, which could lead to delays in or termination of commercialization programs and time-consuming and expensive litigation or arbitration. If an alliance partner terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or marketing Transcept product candidates would be materially and adversely affected.

Additionally, depending upon the alliance partner that Transcept chooses, other companies that might otherwise be interested in developing or marketing products with Transcept could be less inclined to do so because of the relationship of Transcept with the alliance partner. If the ability of Transcept to work with present or future alliance partners is adversely affected as a result of a collaboration agreement, Transcept business prospects may be limited and the financial condition of Transcept may be impaired. There can be no assurance that Transcept will be able to enter into such a strategic alliance, or that if Transcept does, it is on a time frame and on economic terms that are favorable to Transcept.

Even if Transcept product candidates receive regulatory approval, they will be subject to ongoing regulatory requirements and may face regulatory or enforcement action.

Any product candidate for which Transcept receives regulatory approval, together with related third-party manufacturing facilities and processes, post-approval clinical data, and advertising and promotional activities for the product, will be subject to significant review, oversight and ongoing and changing regulation by the FDA and other regulatory agencies. Failure to comply with regulatory requirements may subject Transcept to administrative and judicially-imposed sanctions. These may include warning letters, adverse publicity, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production, and refusal to approve pending product marketing applications.

Even if Transcept receives regulatory approval to market a particular product candidate, the approval could be conditioned on Transcept conducting additional costly post-approval studies or could limit the indicated uses included in Transcept labeling. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force Transcept to withdraw it from the market or impede or delay the ability to obtain regulatory approvals in additional countries.

The FDA has also requested that all manufacturers of sedative-hypnotic pharmaceutical products modify their product labeling to include strong language concerning potential risks. These risks include severe allergic reactions and complex sleep-related behaviors, which may include sleep-driving. The FDA also recommended that pharmaceutical manufacturers conduct clinical studies to investigate the frequency with which sleep-driving and other complex behaviors occur in association with individual drug products. Transcept has not conducted such studies, and it is unclear how and to what extent, if any, these requests and recommendations will affect Intermezzo® or other Transcept product candidates.

If the manufacturers upon whom Transcept relies fail to produce in the volumes and quality that Transcept requires on a timely basis, or to comply with stringent regulations applicable to pharmaceutical manufacturers, Transcept may face delays in the development and commercialization of, or be unable to meet demand for, its products, if any, and may lose potential revenues.

Transcept does not manufacture Intermezzo®, and it does not plan to develop the capacity to do so. Transcept has a primary manufacturing and supply agreement with Patheon, Inc. to manufacture commercial supply of Intermezzo®. Transcept also has agreements with Mikart, Inc. to qualify it as a backup commercial supplier of finished product, as well as a backup commercial manufacturer of a key excipient used in the manufacture of Intermezzo®, Anderson Packaging, Inc. as a primary packager of Intermezzo®, and Sharp Corporation to supply sample packaging. Transcept relies upon SPI Pharma, Inc. as a supplier for certain key excipients contained within Intermezzo®, for one of such excipients as the sole source, and upon Plantex USA, Inc. as its sole source for a special form of zolpidem tartrate. These agreements have set terms of duration, some of which automatically renew for successive one or three year periods. The first to expire among these agreements, the Packaging and Supply Agreement with Anderson Packaging, Inc., has a term that ends in September of 2011, although such agreement automatically renews for one year periods thereafter. A further description of the terms of these agreements is set forth in the section entitled “Transcept Business—Manufacturing.”

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Transcept third-party manufacturers and key suppliers may not perform as agreed or may terminate their agreements. Additionally, Transcept third-party manufacturers and key suppliers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments at foreign facilities or financial difficulties. For example, a supplier with a manufacturing facility in Israel may face geopolitical risk that could prevent it from providing supplies from such facility. If these manufacturers or key suppliers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, the ability of Transcept to launch Intermezzo® or any other product candidate, if approved, would be jeopardized.

In addition, all manufacturers and suppliers of pharmaceutical products must comply with current good manufacturing practice, or cGMP, requirements enforced by the FDA through its facilities inspection program. The FDA is likely to conduct inspections of Transcept third-party manufacturer and key supplier facilities as part of its review of any Transcept NDAs. If Transcept third-party manufacturers and key suppliers are not in compliance with cGMP requirements, it may result in a delay of approval, particularly if these sites are supplying single source ingredients required for the manufacture of Intermezzo®. These cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. Furthermore, regulatory qualifications of manufacturing facilities are applied on the basis of the specific facility being used to produce supplies. As a result, if a manufacturer for Transcept shifts production from one facility to another, the new facility must go through a complete regulatory qualification process and be approved by regulatory authorities prior to being used for commercial supply. Transcept manufacturers may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to a Transcept third-party manufacturer or key supplier failure to adhere to applicable laws or for other reasons, Transcept may not be able to obtain regulatory approval for or successfully commercialize its products.

Transcept does not have alternate manufacturers qualified at this time with respect to the commercial supply of Intermezzo®, nor does it have alternate manufacturers identified or qualified with respect to the commercial supply of several of the key ingredients and packaging materials used in Intermezzo®. If Transcept needs to change to other manufacturers, prior approval by the FDA and comparable foreign regulators will be required. In addition, Transcept would likely have to incur significant costs and expend significant efforts to educate the new manufacturer with respect to, or to help the new manufacturer independently develop, the processes necessary for production. Manufacturing and supply switching costs in the pharmaceutical industry can be very high, and switching manufacturers or key suppliers can frequently take 12 to 18 months to complete, although in certain circumstances such a switch may be significantly delayed or prevented by regulatory and other factors.

Any of these factors could cause Transcept to delay or suspend regulatory submissions, required regulatory approvals or commercialization of Intermezzo® or any other product candidate that Transcept develops, entail higher costs or result in Transcept being unable to effectively commercialize its products, if any are approved. Furthermore, if Transcept manufacturers fail to deliver the required commercial quantities of raw materials, including active pharmaceutical ingredient, key excipients or finished product on a timely basis and at commercially reasonable prices, Transcept would be unable to meet demand for its products and it would lose potential revenues.

Transcept clinical trials may fail to demonstrate adequately the safety and efficacy of its product candidates, which could prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of Transcept product candidates, Transcept must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that the product candidate is both safe and effective for use in each target indication. The results obtained in completed clinical trials and non-clinical studies may not be predictive of results from ongoing or future trials.

Transcept trial results may be negatively affected by factors that had not been fully anticipated prior to commencement of the trial. Such trials may fail to demonstrate efficacy in the treatment of the intended disorder. Although Transcept designs its clinical trial protocols to address known factors that may negatively affect results, there can be no assurance that protocol designs will be adequate or that factors that Transcept may or may not be aware of or anticipate will not have a negative effect on the results of its clinical trials. Once a study has commenced, Transcept may voluntarily suspend or terminate the study if at any time it believes that there is an unacceptable safety risk to patients. Clinical trials in other indications or in different or progressively larger patient populations could reveal more frequent, more severe or additional side effects that were not seen in earlier studies. These side effects could interrupt, delay or halt clinical trials of Transcept product candidates and could result in the FDA or other regulatory authorities stopping further development of or denying approval of Transcept product candidates. Based on results at any stage of clinical trials, Transcept may decide to repeat or redesign a trial, modify its regulatory strategy or even discontinue development of one or more of its product candidates.

If Transcept product candidates are not shown to be both safe and effective in clinical trials, the resulting delays in developing other compounds and conducting associated non-clinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on Transcept business, financial condition and results of operations.

Transcept relies on third parties to conduct its non-clinical and clinical trials. If these third parties do not perform as contractually required or otherwise expected, Transcept may not be able to obtain regulatory approval for its product candidates.

Transcept does not currently conduct non-clinical and clinical trials on its own, and instead relies on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to assist it with its non-clinical and clinical trials. Transcept is also required to comply with regulations and standards, commonly referred to as Good Clinical Practice, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. If these third parties did not successfully carry out their duties with regard to Intermezzo® development, or fail to successfully carry out their duties to Transcept as it relates to meeting future regulatory obligations or expected deadlines, if the third parties need to be replaced, or if the quality or accuracy of the data they obtained during the development of Intermezzo® or in the future is compromised due to the failure to adhere to Transcept clinical protocols or regulatory requirements or for other reasons, Transcept non-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and Transcept may not be able to obtain regulatory approval for its product candidates, including Intermezzo®.

Delays in the commencement or completion of clinical testing could result in increased costs to Transcept and delay its ability to generate revenues.

Transcept does not know whether future clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be disrupted for a variety of reasons, including difficulties in:

•	addressing issues raised by the FDA regarding safety, design, scope and objectives of clinical studies;

•	recruiting and enrolling patients to participate in a clinical trial;

•	obtaining regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective clinical research organizations and trial sites;

•	manufacturing sufficient quantities of a product candidate; and

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.

A clinical trial may also be suspended or terminated by Transcept or the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or in accordance with Transcept clinical protocols;

•	inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues; or

•	inadequate patient enrollment or lack of adequate funding to continue the clinical trial.

In addition, changes in regulatory requirements and guidance may occur and Transcept may need to amend clinical trial protocols to reflect these changes, which could impact the cost, timing or successful completion of a clinical trial. If Transcept experiences delays in the commencement or completion of its clinical trials, the commercial prospects for its product candidates and its ability to generate product revenues will be harmed. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also lead to the denial of regulatory approval of a product candidate.

Transcept may face potential product liability exposure, and if successful claims are brought against it, Transcept may incur substantial liability for a product candidate and may have to limit such candidate’s commercialization.

The use of Transcept product candidates (including those pursued by Novacea prior to the merger of Novacea and TPI) in clinical trials and the sale of any products for which Transcept obtains marketing approval exposes it to the risk of product liability claims. Product liability claims might be brought against Transcept by consumers, health care providers, pharmaceutical companies or others selling Transcept products. If Transcept cannot successfully defend itself against these claims, it will incur substantial liabilities. Transcept is also obligated under certain circumstances to indemnify suppliers and others with whom it has contractual relationships for product liability claims such entities might incur with respect to Transcept products and product candidates. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for Transcept products;

•	impairment of the business reputation of Transcept;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability to commercialize Transcept product candidates.

Although Transcept currently has product liability insurance coverage for its clinical trials with limits that it believes are customary and adequate to provide it with coverage for foreseeable risks associated with Transcept development efforts, this insurance coverage may not reimburse it or may be insufficient to reimburse it for the actual expenses or losses Transcept may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, Transcept may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect it against losses due to liability. Transcept intends to expand its insurance coverage to include the sale of commercial products if it obtains marketing approval for Intermezzo®, but it may be unable to obtain such product liability insurance on commercially reasonable terms.

Transcept depends on key personnel and if Transcept is not able to retain them, its business will suffer.

Transcept is highly dependent on the principal members of its management and scientific staff, including but not limited to Glenn A. Oclassen, its President and Chief Executive Officer, and Nikhilesh N. Singh, its Chief Scientific Officer. The competition for skilled personnel among biopharmaceutical companies in the San Francisco Bay Area is intense and the employment services of Transcept scientific, management and other executive officers are terminable at-will. If Transcept loses one or more of these key employees, its ability to implement and execute its business strategy successfully could be seriously harmed. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in the biopharmaceutical industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Transcept does not carry key man life insurance on any of its key personnel other than Nikhilesh N. Singh.

If Transcept does not raise additional capital, it may be forced to delay, reduce or eliminate its development programs and commercialization efforts.

The future capital requirements of Transcept will depend on, and could increase significantly as a result of, many factors, including:

•	the costs and timing of regulatory approval;

•	the need to conduct additional clinical trials;

•	the costs of establishing or contracting for sales and marketing capabilities;

•	the rate of progress and cost of Transcept clinical trials and other development activities;

•	the extent to which Transcept acquires or in-licenses new products, technologies or businesses;

•	the effect of competing technological and market developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Transcept may need to seek additional funding through strategic alliances or through public or private sales of its equity securities. In addition, Transcept may obtain equipment leases and may pursue opportunities to obtain debt financing in the future. There can be no assurance, however, that strategic alliances, additional equity or debt financing will be available on reasonable terms, if at all. If adequate funds are not available, Transcept may be required to delay, reduce the scope of, or eliminate one or more of its then existing or planned development, commercialization or expansion activities.

Raising additional funds by issuing securities or through licensing arrangements may cause dilution to existing stockholders, restrict Transcept operations or require Transcept to relinquish proprietary rights.

To the extent that Transcept raises additional capital by issuing equity securities, the existing Transcept stockholders’ ownership will be diluted. Any debt financing Transcept enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of Transcept assets, as well as prohibitions on the ability of Transcept to create liens, pay dividends, redeem its stock or make investments. In addition, if Transcept raises additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to potential products or proprietary technologies, or grant licenses on terms that are not favorable to Transcept.

The commercial success, if any, of Intermezzo® depends, in part, on the rights Transcept is seeking through certain patent applications.

The potential commercial success of Intermezzo® depends on patents that may issue in connection with two families of patent applications that Transcept has pending with the U.S. Patent and Trademark Office, or USPTO, each family covering, respectively, certain formulations and/or methods of use of zolpidem. In addition, Transcept has pending certain foreign equivalent patent applications with respect to formulations and manufacture of zolpidem for use in treatment of middle of the night awakening, as well as applications covering combinations and methods of use of ondansetron in conjunction with atypical antipsychotic drugs. There can be no assurance that the pending patent applications of Transcept, those applications Transcept may file in the future, or those applications Transcept may license from third parties, will result in patents being issued in a timely manner, or at all. Even if patents issue, the claims in such patents may not issue in a form that will be advantageous to Transcept, may not encompass Intermezzo® or other Transcept product candidates and their unique features, and may not provide Transcept with proprietary protection or competitive advantages. For instance, competitors may be able to engineer around the Transcept formulation patent applications with alternate formulations that deliver therapeutic effects similar to potential products covered by the Transcept zolpidem formulation patent applications. Other drug companies may also be able to develop generic versions of Transcept products if Transcept is unable to maintain its proprietary rights. For example generic drug makers may attempt to introduce generic low dose zolpidem products similar to Transcept products immediately after the expiration of Hatch-Waxman marketing exclusivity and prior to the expiration of patents that may be issued relating to Intermezzo®. Furthermore, among other limitations, the method of use patent applications that have been filed to encompass Intermezzo® are limited in scope to certain uses of zolpidem, so potential competitors could develop similar products using active pharmaceutical ingredients other than zolpidem. Any patents Transcept has obtained or does obtain may be challenged by re-examination, opposition, or other administrative proceeding, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid.

The active, and many of the inactive, ingredients in Intermezzo®, including generically manufactured zolpidem, have been known and used for many years and, therefore, are no longer subject to patent protection. Accordingly, certain of the Transcept pending patent applications are directed to the particular formulations of these ingredients in Transcept products, and their use. Although Transcept believes its formulations and their use are patentable and provide a competitive advantage, even if such patents are issued, such patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations. Moreover, if Transcept patents were successfully challenged and ruled to be invalid, Transcept would be exposed to a greater risk of direct competition.

Failure to obtain effective patent protection for Intermezzo® and other Transcept product candidates would allow for products to be marketed by competitors that would undermine Transcept sales, marketing and collaboration efforts, and reduce or eliminate Transcept revenues. In addition, both the patent application process and the process of managing patent disputes can be time consuming and expensive.

If Transcept is unable to maintain and enforce its proprietary rights, Transcept may not be able to compete effectively or operate profitably.

The commercial success of Transcept will depend, in part, on obtaining and maintaining patent protection, trade secret protection and regulatory protection of its proprietary technology and information as well as successfully defending against third-party challenges to its proprietary technology and information. Transcept will be able to protect its proprietary technology and information from use by third parties only to the extent that it has valid and enforceable patents, trade secrets or regulatory protection to cover them and it has exclusive rights to utilize them.

The commercial success of Transcept will continue to depend in part on the patent rights it owns, the patent rights it has licensed, the patent rights of its suppliers and the patent rights Transcept plans to obtain related to future products it may market. The success of Transcept also depends on its and its licensors’ and suppliers’

ability to maintain these patent rights against third-party challenges to their validity, scope or enforceability. Further, Transcept does not fully control the patent prosecution of the patents and patent applications it has licensed. There is a risk that licensors to Transcept will not devote the same resources or attention to the prosecution of the licensed patent applications as Transcept would if it controlled the prosecution of the patent applications, and the resulting patent protection, if any, may not be as strong or comprehensive as if Transcept had prosecuted the applications itself. The patent positions of biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of Transcept intellectual property. Accordingly, Transcept cannot predict the breadth of claims that may be allowed or enforced in its patents or in third-party patents. For example:

•	Transcept or its licensors might not have been the first to make the inventions covered by pending patent applications and issued patents;

•	Transcept or its licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any Transcept technologies;

•	it is possible that none of the pending Transcept patent applications or any pending patent applications of Transcept licensors will result in issued patents;

•

Transcept patents, if issued, and the issued patents of Transcept licensors may not provide a basis for commercially viable products, or may not provide Transcept with any competitive advantages, or may be challenged and invalidated by third parties;

•	Transcept may not develop additional proprietary technologies or product candidates that are patentable; or

•	the patents of others may have an adverse effect on the business of Transcept.

Transcept also relies on trade secrets to protect its technology, especially where it does not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While Transcept seeks to protect confidential information, in part, by confidentiality agreements with its employees, consultants, contractors, or scientific and other advisors, they may unintentionally or willfully disclose Transcept information to competitors. If Transcept was to enforce a claim that a third party had illegally obtained and was using Transcept trade secrets, it would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

If Transcept is not able to defend the patent or trade secret protection position of its technologies and product candidates, then Transcept will not be able to exclude competitors from developing or marketing competing products, and Transcept may not generate enough revenue from product sales, if any, to justify the cost of development of Transcept product candidates and to achieve or maintain profitability.

If Transcept is sued for infringing intellectual property rights of other parties, such litigation will be costly and time consuming, and an unfavorable outcome would have a significant adverse effect on the business of Transcept.

Although Transcept believes that it would have valid defenses to allegations that its current product candidates, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties of which it is aware, Transcept cannot be certain that a third party will not challenge its position in the future. Other parties may own patent rights that might be infringed by Transcept products or other activities. There has been, and Transcept believes that there will continue to be, significant litigation and demands for licenses in the life sciences industry regarding patent and other intellectual property rights. Competitors or other patent holders may assert that Transcept products and the methods Transcept employs are covered by their patents. These parties could bring claims against Transcept that would cause it to incur substantial expenses and, if successful against Transcept, could cause it to pay substantial damages or possibly prevent it from commercializing its product candidates. Further, if a patent infringement suit were brought against Transcept, Transcept could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

As a result of patent infringement claims, or in order to avoid potential claims, Transcept may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if Transcept was able to obtain a license, the rights may be non-exclusive, which would give competitors access to the same intellectual property. Ultimately, Transcept could be prevented from commercializing a product, or be forced to cease some aspect of its business operations if, as a result of actual or threatened patent infringement claims, Transcept or its collaborators are unable to enter into licenses on acceptable terms. This could harm the business of Transcept significantly.

Transcept may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

In the event a competitor infringes upon a Transcept patent or other intellectual property right, litigation to enforce Transcept intellectual property rights or to defend Transcept patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from Transcept management. Transcept may not have sufficient resources to enforce Transcept intellectual property rights or to defend Transcept patents against challenges from others.

The pharmaceutical industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Transcept could therefore become subject to litigation that could be costly, result in the diversion of Transcept management’s time and efforts, and require Transcept to pay damages. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Transcept competitors may assert that they own U.S. or foreign patents containing claims that cover Transcept products, components of Transcept products, or the methods Transcept employs in making or using Transcept products. In addition, Transcept may become a party to an interference proceeding declared by the USPTO to determine the priority of inventions. Because patent applications can take many years to issue, and in many instances, at least 18 months to publish, there may be applications now pending of which Transcept is unaware, which may later result in issued patents that contain claims that cover Transcept products. There could also be existing patents, of which Transcept is unaware, that contain claims that cover one or more components of its products. As the number of participants in Transcept’s industry increases, the possibility of patent infringement claims against us also increases.

Any interference proceeding, litigation, or other assertion of claims against Transcept may cause Transcept to incur substantial costs, could place a significant strain on Transcept financial resources, divert the attention of Transcept management from Transcept core business and harm Transcept’s reputation. If the relevant patents were upheld as valid and enforceable and Transcept was found to infringe, it could be required to pay substantial damages and/or royalties and could be prevented from selling Transcept products unless Transcept could obtain a license or were able to redesign its products to avoid infringement. Any such license may not be available on reasonable terms, if at all. If Transcept fails to obtain any required licenses or make any necessary changes to Transcept products or technologies, it may be unable to make, use, sell, or otherwise commercialize one or more of its products. In addition, if Transcept is found to willfully infringe, it could be required to pay treble damages, among other penalties.

If Transcept fails to comply with its obligations in the agreements under which it licenses rights to products or technology from third parties, Transcept could lose license rights that are important to its business.

Transcept is a party to a number of agreements that include technology licenses that are important to its business and expects to enter into additional licenses in the future. For example, Transcept holds licenses from SPI Pharmaceuticals, Inc. relating to key excipients used in the manufacture of Intermezzo®. If Transcept fails to comply with these agreements, the licensor may have the right to terminate the license, in which event Transcept would not be able to market products covered by the license, including Intermezzo®.

Transcept may be subject to damages resulting from claims that Transcept or its employees have wrongfully used or disclosed alleged trade secrets of former employers.

Many Transcept employees were previously employed at universities or other biotechnology or pharmaceutical companies, including competitors or potential competitors. Although no claims against Transcept are currently pending, Transcept may be subject to claims that these employees or Transcept itself have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers. Litigation may be necessary to defend against these claims. If Transcept fails in defending such claims, in addition to paying monetary damages, it may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent the ability of Transcept to commercialize certain potential products, which could severely harm its business. Even if Transcept is successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

If Transcept agreements with employees, consultants, advisors and corporate partners fail to protect its intellectual property, proprietary information or trade secrets, it could have a significant adverse effect on Transcept.

Transcept has taken steps to protect its intellectual property and proprietary technology, by entering into confidentiality agreements and intellectual property assignment agreements with its employees, consultants, advisors and corporate partners. However, such agreements may not be enforceable or may not provide meaningful protection for Transcept trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and Transcept may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and Transcept does not know whether the steps it has taken to prevent such disclosure are, or will be, adequate. Furthermore, the laws of some foreign countries may not protect Transcept intellectual property rights to the same extent as do the laws of the United States.

The stock price of Transcept is expected to be volatile.

The market price of Transcept common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of Transcept common stock to fluctuate include:

•	the ability of Transcept to obtain regulatory approvals for Intermezzo® or other product candidates, and delays or failures to obtain such approvals;

•	failure of any product candidates, if approved, to achieve commercial success;

•	issues in manufacturing approved products, if any, or product candidates;

•	the results of current and any future clinical trials of Transcept product candidates;

•	the entry into, or termination of, key agreements, including key commercial partner agreements;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend Transcept intellectual property rights or defend against the intellectual property rights of others;

•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	adverse publicity relating to the insomnia market, including with respect to other products and potential products in such market;

•	the introduction of technological innovations or new therapies that compete with potential products of Transcept;

•	the loss of key employees;

•	changes in estimates or recommendations by securities analysts, if any, who cover Transcept common stock;

•	future sales of Transcept common stock;

•	general and industry-specific economic conditions that may affect Transcept research and development expenditures;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of Transcept common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm the profitability and reputation of Transcept.

Anti-takeover provisions in charter documents and under Delaware law could make an acquisition of Transcept more difficult and may prevent attempts by stockholders to replace or remove management.

Provisions in certificate of incorporation and bylaws of Transcept may delay or prevent an acquisition or a change in management. These provisions include a classified board of directors, a prohibition on actions by written consent of stockholders and the ability of the board of directors to issue preferred stock without stockholder approval. In addition, because Transcept is incorporated in Delaware, it is governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of outstanding voting stock from merging or combining with Transcept. Although Transcept believes these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with the Transcept board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

Transcept has never paid dividends on its capital stock, and does not anticipate that it will pay any cash dividends in the foreseeable future.

Transcept has not paid cash dividends on any of its classes of capital stock to date, and the current expectation of Transcept is that it will retain its future earnings to fund the development and growth of its business. As a result, capital appreciation, if any, of Transcept common stock will be the sole source of gain, if any, for the foreseeable future.

Future sales of shares by existing stockholders could cause the stock price of Transcept to decline.

If existing stockholders sell, or indicate an intention to sell, substantial amounts of common stock in the public market after the lock-up and other legal restrictions on resale entered into by securityholders of Transcept in connection with the merger of Novacea and TPI lapse, the trading price of the common stock of Transcept could decline. Based on shares outstanding as of January 30, 2009, Transcept had a total of approximately 13.1 million shares of common stock outstanding. Of these shares, only approximately 4.6 million shares of common stock were not subject to lock-up agreements.

The lock-up agreements entered into in connection with the merger of TPI and Novacea provide that 50% of the shares subject to the lock-up agreements will be released from such restrictions three months from the January 30, 2009 closing date, and the remainder of the shares subject to such restrictions will be released six months from such closing date. After the last period of the lock-up agreements expire, based on shares outstanding as of January 30, 2009, up to an additional approximately 8.5 million shares of common stock will cease to be subject to lock-up agreements, approximately 8.1 million of which will be held by Transcept directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, 1,631,454 shares of common stock that are subject to outstanding options of Transcept as of January 30, 2009 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of Transcept common stock could decline.

If the ownership of Transcept common stock is highly concentrated, it may prevent stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the stock price of Transcept to decline.

Executive officers, directors of Transcept and their affiliates beneficially own or control approximately 64% of the outstanding shares of Transcept common stock as of January 30, 2009. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the assets of Transcept or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of Transcept, even if such a change of control would benefit the other stockholders. The significant concentration of stock ownership may adversely affect the trading price of Transcept common stock due to investors’ perception that conflicts of interest may exist or arise.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of completion of the merger between Novacea and TPI on January 30, 2009, the operational headquarters of Transcept was located in Pt. Richmond, California, where Transcept leases approximately 26,900 square feet of space under two separate leases, the first of which for approximately 14,600 square feet of space expires in May 2013, and the second of which for approximately 12,300 square feet of space also expires in May 2013. Of the 26,900 square feet of space in Pt. Richmond, California, approximately 3,000 square feet is product development laboratory space and the remainder is general office space. Transcept also leases approximately 25,288 square feet of general office space in South San Francisco, California, the location of the headquarters of Novacea prior to the completion of the merger between Novacea and TPI, under a lease that expires in October 2012. Transcept believes that its current facilities are suitable and adequate for its current needs.

Item 3.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. Transcept is not currently involved in any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Transcept common stock is traded on the NASDAQ Global Market under the symbol “TSPT”. Prior to the completion of the merger of Novacea and TPI, the ticker symbol used for Novacea common stock on the NASDAQ Global Market was “NOVC”. The following table sets forth, for the period indicated, the high and low sales prices per share of Novacea common stock, for each quarterly period for the last two years, as reported on the NASDAQ Global Market.

	Sales Price
	High	Low
Year Ended December 31, 2007
First Quarter	$38.90	$28.00
Second Quarter	$86.25	$32.85
Third Quarter	$55.45	$36.50
Fourth Quarter	$44.80	$11.05
Year Ended December 31, 2008
First Quarter	$16.40	$11.00
Second Quarter	$17.00	$11.05
Third Quarter	$13.50	$7.20
Fourth Quarter	$8.70	$4.46

On January 30, 2009, Novacea completed a business combination with TPI. Novacea securities listed on the NASDAQ Global Market, trading under the ticker symbol “NOVC,” were suspended for trading as of the close of business on Friday, January 30, 2009 and trading of Transcept securities on the NASDAQ Global Market under the ticker symbol “TSPT” commenced on Monday, February 2, 2009.

The closing price of Transcept common shares as reported by the NASDAQ Stock Market on March 26, 2009 was $3.08 per share. As of March 26, 2009 there were approximately 147 holders of record of our common stock.

Dividend Policy

No dividends have been declared or paid on Transcept common stock. Transcept does not anticipate that it will pay any cash dividends on its common stock in the foreseeable future.

Issuer Purchases of Equity Securities

There were no repurchases of Novacea common stock during the fourth quarter of fiscal 2008.

Securities Authorized For Issuance Under Equity Compensation Plans

Information relating to compensation plans under which equity securities are authorized for issuance is set forth under Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Performance Graph

The following graph and table compare:

•	the performance of an investment in Novacea common stock over the period of May 10, 2006 through December 31, 2008, beginning with an investment at the closing market price on May 10, 2006, the end of the first day Novacea common stock traded on the NASDAQ Global Market following the Novacea initial public offering, and thereafter, based on the closing price of Novacea common stock on the NASDAQ Global Market; with

•

an investment in the Amex Biotechnology Index, an investment in the NASDAQ Composite Index and an investment in the NASDAQ Biotech Index, in each case, beginning with an investment at the closing price on May 10, 2006 and thereafter, based on the closing price of the index.

The graph and table assume $100 was invested on the starting date at the price indicated above and that dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

The information provided above under the heading “Performance Graph” is not “soliciting material” and shall not be considered “filed” with the SEC or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	Selected Financial Data

Because the business combination of Novacea and TPI was not completed until January 30, 2009, the selected financial data set forth below presents information from the financial statements of Novacea and does not address the financial condition or results of operations of TPI. For additional financial information on TPI, please see the financial statements filed with the Transcept Current Report on Form 8-K/A submitted to the SEC on the date of this Annual Report on Form 10-K.

The following selected financial data has been derived from our audited financial statements. The information below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A, “Risk Factors,” of this Form 10-K, and the financial statements and related notes thereto included in Item 8 of this Form 10-K, in order to fully understand factors that may affect the comparability of the information presented below. All per share amounts reflect a 1-for-3.5 reverse stock split effective May 2006 and a 1-for-5 reverse stock split effective January 2009.

	For the year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statements of operations data
Collaboration revenue	$60,621	$16,683	$371	$56	$1,120
Operating expenses:
Research and development	11,681	36,055	21,809	17,808	14,687
General and administrative	16,896	17,279	11,306	7,112	5,212

Total operating expenses	28,577	53,334	33,115	24,920	19,899

Income (loss) from operations	32,044	(36,651)	(32,744)	(24,864)	(18,779)
Interest and other income, net	2,778	4,120	3,116	1,059	827

Net income (loss)	$34,822	$(32,531)	$(29,628)	$(23,805)	$(17,952)

Net income (loss) per share:
Basic	$6.74	$(6.73)	$(9.88)	$(85.02)	$(82.73)

Diluted	$6.72	$(6.73)	$(9.88)	$(85.02)	$(82.73)

Shares used in computing net income (loss) per share:
Basic	5,163	4,832	2,998	280	217

Diluted	5,184	4,832	2,998	280	217

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance sheet data

Cash, cash equivalents and marketable securities	$85,101	$94,607	$64,579	$50,522	$46,641
Accounts receivable	—	11,522 *	—	—	—
Working capital	83,328	88,613	59,438	47,047	44,909
Total assets	86,813	109,820	66,064	52,264	48,030
Convertible preferred stock	—	—	—	108,024	82,944
Common stock and additional paid-in capital	172,825	169,718	152,451	3,507	460
Deferred stock-based employee compensation	(75)	(270)	(1,268)	(2,162)	—
Accumulated deficit	(89,086)	(123,908)	(91,377)	(61,749)	(37,944)
Total stockholders’ equity (net capital deficiency)	84,032	45,748	59,824	(60,442)	(37,613)

(*)	Represents amounts receivable from Schering under a terminated exclusive worldwide License, Development and Commercialization Agreement, or the Collaboration Agreement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties. All forward-looking statements included in this section are based on information available to Transcept Pharmaceuticals, Inc., or Transcept, as of the date hereof, and Transcept assumes no obligation to update any such forward-looking statement, except as required by law.

Merger of Novacea, Inc. with Transcept Pharmaceuticals, Inc.

Description of the Merger

On January 30, 2009, Novacea, Inc, or Novacea, whose financial statements as of and for the year ended December 31, 2008 are included in this Annual Report on Form 10-K as required by SEC rules, completed its merger with Transcept Pharmaceuticals, Inc., a private specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in neuroscience. Transcept Pharmaceuticals, Inc. is referred to as TPI when referencing the private company prior to the merger. The public company after the merger is referred to as Transcept.

As a result of the merger, which was implemented pursuant to an Agreement and Plan of Merger and Reorganization dated as of August 29, 2008, as amended on December 23, 2008, TPI became a wholly-owned subsidiary of Novacea. As merger consideration, Novacea issued to the former TPI stockholders shares of Novacea common stock, and assumed outstanding options and warrants to acquire TPI capital stock, such that immediately after the merger, the former securityholders of TPI represented approximately 61% of the fully diluted capitalization of Novacea. Novacea was renamed Transcept Pharmaceuticals, Inc. Beginning February 2, 2009, the Novacea shares began trading on the NASDAQ Global Market under the Transcept name and symbol, “TSPT”.

Impact of the Merger on Our Business

Following the merger, the business of Transcept as the newly named public company became the business of TPI. Transcept does not intend to continue the business or operations of Novacea and, in particular, will not devote resources to further clinical development or commercialization of the former product candidates of Novacea. Each of the executive officers of Novacea resigned in connection with the merger, and the former executive officers of TPI became the executive officers of Transcept as a public company. Following the merger, the Transcept board of directors consists of a total of ten members, six of whom were designated by TPI and four of whom were designated by Novacea.

Accounting Implications of the Reverse Merger; Future Financial Statements as TPI/Transcept

Under generally accepted accounting principles in the United States, the merger is treated as a “reverse merger” under the purchase method of accounting. For accounting purposes, TPI is considered to have acquired Novacea, and for purposes of future filings with the SEC, beginning with the Quarterly Report on Form 10-Q for the quarter ending March 31, 2009, the historical financial statements for annual and quarterly periods ending on or prior to December 31, 2008 will be the historical financial statements of TPI. However, because the merger was not completed as of December 31, 2008, the financial statements of Novacea are required to be provided in this Annual Report on Form 10-K, and this section discusses the operating results and financial condition of Novacea as of and for the required periods ended December 31, 2008.

For more information about the operating results and financial condition of Transcept, you should review the Transcept Current Report on Form 8-K/A, filed with the SEC on the same date as this Annual Report on

Form 10-K, which contains the audited financial statements of TPI as of December 31, 2008 and 2007 and for the three years in the period ended December 31, 2008 and for the period from inception (January 8, 2002) to December 31, 2008. In addition, for more information about the merger and Transcept, please review the Registration Statement on Form S-4 filed with the SEC in connection with the merger as declared effective by the SEC on December 29, 2008 (SEC File No. 333-153844).

Overview of Novacea Business

Prior to the termination of its clinical trials, the reduction in its workforce and in its operating plan, and its focus on evaluating strategic alternatives, all as described in the registration statement relating to the merger with TPI, Novacea was an operating biopharmaceutical company focused on in-licensing, developing and commercializing novel therapies for the treatment of cancer. Novacea had two clinical-stage oncology product candidates, Asentar™ and AQ4N. In late 2007 and early 2008, Novacea stopped all of its development activities related to these oncology product candidates. In January 2009, Novacea terminated its licenses to Asentar™ and AQ4N, and returned the rights to the product candidates to the licensors.

The following chronology illustrates the events leading up to the discontinuation of the clinical trials of Novacea, the reduction in its workforce and in its operating plan, and its focus on evaluating strategic alternatives:

•

In May 2007, Novacea signed an exclusive worldwide License, Development and Commercialization Agreement with Schering Corporation, a wholly-owned subsidiary of Schering-Plough Corporation, or Schering, for the development and commercialization of Asentar™, or the Collaboration Agreement, in androgen-independent prostate cancer, or AIPC, earlier stages of prostate cancer, and in other types of cancers, including pancreatic cancer.

•

In September 2007, the lead product candidate of Novacea, Asentar™ , had been in the ASCENT-2 Phase 3 clinical trial for the treatment of AIPC, and had been in a Phase 2 clinical trial for the treatment of advanced pancreatic cancer.

•

In November 2007, Novacea and Schering ended the ASCENT-2 Phase 3 clinical trial of Asentar™ due to an unexplained imbalance of deaths between the treatment and control arms of the trial. At that time, Novacea also suspended enrollment in its Phase 2 clinical trial of Asentar™ for the treatment of advanced pancreatic cancer and in other trials involving the use of Asentar™. Additionally, the United States Food and Drug Administration, or FDA, placed a hold on the existing Investigational New Drug application, or IND, for Asentar™.

•	In January 2008, Novacea curtailed clinical development activities for AQ4N in order to preserve capital resources in light of the changes in its business prospects related to Asentar™.

•	On April 4, 2008, Schering delivered written notice to Novacea of its termination of the Collaboration Agreement.

•

In May 2008, Novacea made a determination to limit its additional development activities on Asentar™, which were directed toward the following: winding-down and finalizing the analysis of the ASCENT-2 Phase 3 clinical trial; preparing a complete response to the FDA regarding releasing the clinical hold on the IND for Asentar™; and meeting with the ASCENT-2 clinical trial investigators during the American Society of Oncology meeting in June 2008. Additionally, the AQ4N development efforts of Novacea were focused on completing the necessary activities on the Phase 1b portion of the Phase 1b/2a GBM trial with AQ4N, which had completed enrollment, while placing the Phase 2a portion of the trial on hold prior to patient enrollment.

•

Also, in May 2008, Novacea adopted a restructuring plan with the intention of reducing its spending while maintaining the capabilities needed to conduct the activities noted above related to Asentar™ and AQ4N, to maintain limited operations and to evaluate potential strategic alternatives. The plan reduced the Novacea workforce down to nine employees as of December 31, 2008, who were primarily involved in financial or administrative roles.

•

In August 2008, Novacea reached an agreement with Schering that Schering would make a payment of $5.7 million, representing reimbursement for the research and development efforts of Novacea on Asentar™ of $4.3 million for the first quarter of 2008 and of $1.4 million for the second quarter of 2008. Novacea received the $5.7 million payment in September 2008, and is no longer entitled to receive any future reimbursement from Schering under the Collaboration Agreement for the remaining activities of Novacea on Asentar™. Novacea no longer recognized any related reimbursement revenue under the Collaboration Agreement.

•

In September 2008, Novacea received notice from the FDA that the agency had released the clinical hold on Asentar™. As part of their guidance, the FDA required that any future clinical studies conducted with Asentar™ must include in the consent form an unambiguous statement that the ASCENT-2 trial showed reduced survival for patients with AIPC given Asentar™ in combination with weekly Taxotere® chemotherapy, as compared to AIPC patients receiving Taxotere administered every three weeks without Asentar™. Also, any future consent form must not make reference to any survival benefits observed in earlier clinical trials involving Asentar™ for the treatment of AIPC patients. As indicated above, Transcept does not intend to further develop Asentar™.

Research and Development Expenses. During the period when Novacea was developing its product candidates, its research and development expenses consisted primarily of costs for personnel, including salaries and benefits; regulatory activities; pre-clinical studies; clinical trials; materials and supplies; and allocations of other research and development-related costs.

General and Administrative Expenses. The general and administrative expenses of Novacea consisted primarily of salaries and related costs for its personnel in executive, business development, marketing, human resources, external communications, finance and other administrative functions, as well as consulting costs, including market research and business consulting. Other costs included professional fees for legal and accounting services, insurance and facility costs.

Results of Operations

Presented below are Novacea results of operations for the year ended December 31, 2008 compared to the year ended December 31, 2007, and for the year ended December 31, 2007 compared to the year ended December 31, 2006.

The following table reflects year over year changes in selected line items from the Novacea statements of operations (in thousands, except percentages).

	Years ended December 31,
	2008	2007	Change Year Over Year		2006	Change Year Over Year
Collaboration Revenue	$60,621	$16,683	$43,938	263%	$371	$16,312	4397%
Research and Development Expenses	11,681	36,055	(24,374)	-68%	21,809	14,246	65%
General and Administrative Expenses	16,896	17,279	(383)	-2%	11,306	5,973	53%
Interest and Other Income, Net	2,778	4,120	(1,342)	-33%	3,116	1,004	32%

Collaboration Revenue

In July 2007, Novacea received non-refundable upfront payments from Schering totaling $60 million, including $35 million as reimbursement for past research and development expenses and a license fee of $25 million. Through the termination date of the Collaboration Agreement on April 4, 2008, Novacea had recognized revenues from the upfront payments ratably over an estimated six-year development period starting on June 26, 2007 and ending on June 30, 2013. Novacea believed that this period for revenue recognition represented substantially the entire period for which it would have significant participatory obligations for Asentar™. As a result of the termination of the Collaboration Agreement with Schering on April 4, 2008, Novacea recognized as revenue during the second quarter of 2008 the previously deferred revenue balance of $52.4 million related to the upfront payments. The deferred revenue balance related to the upfront payments from Schering was zero as of December 31, 2008.

Revenue from reimbursement for the research and development efforts on Asentar™ was recognized as the related costs were incurred. In August 2008, Novacea and Schering agreed that the final payment of $5.7 million, representing reimbursement for the Novacea research and development efforts on Asentar™ of $4.3 million for the first quarter of 2008 and of $1.4 million for the second quarter of 2008, would cover all development costs and wind-down costs under the Collaboration Agreement and Novacea would not be entitled to any additional monies from Schering in connection with the Collaboration Agreement. Additionally, with the termination of the Collaboration Agreement, Novacea is no longer eligible to receive from Schering any pre-commercial milestone payments or royalties on worldwide sales of Asentar™. The $5.7 million payment was received in September 2008. All payments received from Schering are non-refundable.

Collaboration revenue was $60.6 million for the year ended December 31, 2008, $16.7 million for the year ended December 31, 2007, and $0.4 million for the year ended December 31, 2006. There was a $43.9 million increase in collaboration revenue from 2007 to 2008, primarily due to the recognition of the deferred revenue from Schering described above. Revenue for 2007 was due to $11.5 million in reimbursement for Novacea research and development efforts on Asentar™ and $5.2 million related to the amortization of upfront payments under the Collaboration Agreement with Schering. Revenue for 2006 was attributable to development milestones achieved in 2006 under two agreements with Aventis Pharmaceuticals, Inc. related to Asentar™ clinical studies.

Research and Development Expenses

The following table summarizes Novacea research and development expenses:

	Years ended December 31,
	2008	2007	2006
Research and development expenses
Asentar™	$7,752	$25,371	$12,920
AQ4N	1,292	5,796	1,990
Other projects	2,426	3,743	3,294
Vinorelbine oral	—	—	3,201
Stock-based compensation	211	1,145	404

Total research and development expenses	$11,681	$36,055	$21,809

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Research and development expenses for the year ended December 31, 2008 were $11.7 million compared to $36.1 million for the year ended December 31, 2007. This represents a decrease in research and development expenses of $24.4 million, or 68%, between 2008 and 2007.

Research and development expenses associated with Asentar™ were $7.8 million for the year ended December 31, 2008, compared to $25.4 million for the year ended December 31, 2007. The $17.6 million, or 69%, decrease between 2008 and 2007 was due primarily to the lower level of clinical development activities in the ASCENT-2 Phase 3 clinical trial of AIPC, which began in the first quarter of 2006 and was terminated in November 2007. The reduction in development activity was partially offset by restructuring charges of $0.7 million in 2008. The activities for Asentar™ in 2008 were focused primarily on winding-down and finalizing the analysis of the ASCENT-2 Phase 3 clinical trial and preparing a complete response to the FDA regarding releasing the clinical hold on the IND application for Asentar™. In September 2008, Novacea received notice from the FDA that the agency had released the clinical hold on Asentar™. In January 2009, Novacea returned the product rights to Asentar™ to its licensors.

In the past, certain research and development expenses for Asentar™ had been subject to reimbursement from Schering under the Collaboration Agreement, which was terminated by Schering in April 2008. The expenses were recorded as research and development expenses and the reimbursement of such costs were recorded as revenue as costs were incurred by Novacea. For periods subsequent to the second quarter of 2008, Novacea was not entitled to receive any additional reimbursement from Schering under the Collaboration Agreement for remaining activities by Novacea on Asentar™ and Novacea no longer recognized any related reimbursement revenue.

Research and development expenses associated with AQ4N were $1.3 million for the year ended December 31, 2008, compared to $5.8 million for the year ended December 31, 2007. The $4.5 million, or 78%, decrease between 2008 and 2007 resulted primarily from reduced development activities and product manufacturing expenses for AQ4N. The reduction in development activity was partially offset by restructuring charges of $0.3 million in 2008. In October 2007, Novacea initiated a Phase 2 clinical trial of AQ4N for the treatment of acute lymphoblastic leukemia, or ALL. However, this trial was discontinued in January 2008 in connection with the decision to scale back clinical development activities for AQ4N in order to preserve capital resources. In May 2008, Novacea decided that its future AQ4N development efforts would focus on completing the necessary activities on the Phase 1b portion of the Phase 1b/2a GBM trial, which had completed enrollment, while placing the Phase 2a portion of the trial on hold prior to patient enrollment. In January 2009, Novacea returned the product rights to AQ4N to its licensor.

Other research and development expenses were $2.4 million for the year ended December 31, 2008, compared to $3.7 million for the year ended December 31, 2007. The $1.3 million, or 35%, decrease between 2008 and 2007 resulted primarily from cost savings associated with reduced internal and related external activities associated with the general research and development efforts of Novacea partially offset by a $0.2 million restructuring charge and $0.1 million in accelerated depreciation of property and equipment.

Stock-based compensation expense included in research and development expenses was $0.2 million for the year ended December 31, 2008, compared to $1.1 million for the year ended December 31, 2007. The decrease in stock-based compensation resulted primarily from reduced headcount during 2008.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Research and development expenses for the year ended December 31, 2007 were $36.1 million compared to $21.8 million for the year ended December 31, 2006, an increase of $14.3 million, or 65%.

Research and development expenses associated with Asentar™ were $25.4 million for the year ended December 31, 2007 compared to $12.9 million for the year ended December 31, 2006. The $12.5 million increase was due in part to a sublicensing fee of $3.8 million paid to Oregon Health & Science University and a sublicensing fee of $1.3 million paid to the University of Pittsburgh, equal to 15% and 5%, respectively, of the $25 million license fee received from Schering under the Collaboration Agreement, the clinical development activities in the ASCENT-2 Phase 3 clinical trial for Asentar™, which began in the first quarter of 2006 and was terminated in November 2007, combined with the costs of preparing for a Phase 2 clinical trial in advanced pancreatic cancer initiated in September 2007, and placed on hold in November 2007 related to the termination of the ASCENT-2 Phase 3 clinical trial.

Research and development expenses associated with AQ4N were $5.8 million for the year ended December 31, 2007 compared to $2.0 million for the year ended December 31, 2006. The $3.8 million increase was due primarily to a $1.4 million upfront payment made under a novation and license agreement with BTG International Limited, or BTG, entered into in 2007, the clinical development activities and product manufacturing expenses for AQ4N, then in a Phase 1b/2a clinical trial that began in the fourth quarter of 2006, in combination with radiation and chemotherapy, for the treatment of glioblastoma multiforme, and the costs of preparing for the planned initiation of additional AQ4N clinical trials in leukemia and lymphoma. In October

2007, Novacea initiated a Phase 2 clinical trial of AQ4N for the treatment of acute lymphoblastic leukemia, or ALL, however, this trial was discontinued in January 2008 in connection with the Novacea decision to scale back clinical development activities for AQ4N in order to preserve capital resources.

Other research and development expenses were approximately $3.7 million for the year ended December 31, 2007 compared to $3.3 million for the year ended December 31, 2006. This $0.4 million increase resulted primarily from costs associated with higher internal and related external activities associated with advancing the Novacea general research and development efforts.

Research and development expenses associated with vinorelbine oral for the year ended December 31, 2007 were nil compared to $3.2 million for the year ended December 31, 2006. Vinorelbine oral research and development expenses in 2006 primarily reflect development activities on the product candidate and the expenses associated with the Novacea achievement of a development milestone in the first quarter of 2006. During the fourth quarter of 2006, Novacea exercised its right to terminate its existing agreements related to vinorelbine oral and to return to the licensor all product rights in the United States and Canada.

Research and development expenses associated with stock-based compensation were $1.1 million for the year ended December 31, 2007 compared to $0.4 million for the year ended December 31, 2006. The increase in stock-based compensation resulted primarily from additional stock options and restricted stock units granted to Novacea employees during 2007.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2008 were $16.9 million, compared to $17.3 million for the year ended December 31, 2007. The decrease of $0.4 million, or 2%, between 2008 and 2007 in general and administrative expenses was mainly due to a $1.4 million decrease in marketing-related expenses, a $1.0 million decrease in compensation and benefits, a $0.8 million decrease in stock-based compensation, a $0.6 million decrease in recruiting expense, and a $0.2 million decrease in employee travel expenses, partially offset by a $2.0 million increase in legal and consulting expenses primarily related to evaluating strategic alternatives and the merger with TPI, a $1.1 million increase in depreciation and amortization expense, including accelerated depreciation, and a $0.5 million increase in restructuring-related expense.

General and administrative expenses for the year ended December 31, 2007 were $17.3 million compared to $11.3 million for the year ended December 31, 2006. The $6.0 million, or 53%, increase in general and administrative expenses was mainly due to a $2.1 million increase in stock-based compensation, resulting primarily from additional stock options and restricted stock units granted to Novacea employees during 2007, a $1.6 million increase in consulting, legal and audit fees, including legal and other fees related to entering the Collaboration Agreement with Schering, a $1.0 million increase in compensation and benefits, a $0.5 million increase in facilities-related costs, and a $0.4 million increase in recruiting expenses. These increases in expenses were due partially to higher administrative and corporate support of the Novacea research and development activities for its ASCENT-2 Phase 3 clinical trial and additional clinical and other development activities for Asentar™ and AQ4N.

Interest and Other Income, Net

Interest and other income, net, was $2.8 million for the year ended December 31, 2008, compared to $4.1 million for the year ended December 31, 2007. The decrease of $1.3 million, or 32%, between 2008 and 2007 resulted from lower investment yields offset by higher average investment balances.

Interest and other income, net, for the year ended December 31, 2007 was $4.1 million compared to $3.1 million for the year ended December 31, 2006. The 2007 increase of $1.0 million, or 32%, resulted primarily from higher investment balances resulting from the availability of the net proceeds from the Collaboration agreement with Schering completed in the second quarter of 2007 and higher investment yields.

Income Taxes

Novacea uses the liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Currently, there is no provision for income taxes as Novacea has an accumulated deficit to date.

As of December 31, 2008, Novacea had net operating loss carry-forwards for federal income tax purposes of approximately $78.3 million and research credits of approximately $2.2 million, which will expire beginning in the year 2021. Novacea also had state net operating loss carry-forwards of approximately $78.1 million, which expire beginning in 2014. Additionally, Novacea had state research credits of approximately $2.1 million, which have no expiration date. Certain amounts included in these carry-forwards will be recorded to equity, rather than a benefit to income tax expense, when they reduce cash taxes payable.

Novacea did not record a benefit from its net operating loss carry-forwards because it believed that it was uncertain that Novacea would have sufficient income from future operations to realize the carry-forwards prior to their expiration. Accordingly, Novacea established a full valuation allowance against the deferred tax asset arising from the carry-forwards.

Utilization of the net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Such limitations may also result from the change in ownership resulting from the Company’s merger with TPI. The annual limitation may result in the expiration of net operating loss carry-forwards and credits before utilization.

Liquidity and Capital Resources

Novacea Liquidity and Capital Resources as of December 31, 2008

At December 31, 2008, Novacea had cash, cash equivalents and marketable securities of $85.1 million, held in accounts managed by third party financial institutions, which consisted of invested cash and cash in its operating account. The interest-bearing investments include money market funds, commercial paper, U.S. corporate debt and U.S. government sponsored enterprise issues. Through December 31, 2008, Novacea had not experienced material realized losses nor has Novacea lacked access to its cash, cash equivalents and marketable securities. However, Transcept can provide no assurances that the realizable value of its investments or access to its cash, cash equivalents and marketable securities will not be impacted negatively by adverse conditions in the financial markets.

The following table summarizes net cash provided by (used in) the Novacea operating, investing and financing activities:

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Net cash provided by (used in) operating activities	$(10,925)	$15,598	$(26,611)
Net cash provided by (used in) investing activities	1,035	(18,497)	(34,929)
Net cash provided by financing activities	$112	$13,190	$39,930

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the year ended December 31, 2008 of $10.9 million was primarily attributable to operating activities and those activities related to evaluating strategic alternatives and the merger with TPI and payments of accounts payable and accrued liabilities, offset partially by research and development reimbursement payments from Schering. Net cash provided by operating activities of $15.6 million for the year ended December 31, 2007 was primarily attributable to the $60.0 million in upfront payments received from

Schering under the Collaboration Agreement that were recorded as deferred revenue and an increase in accounts payable and accrued liabilities resulting principally from increased research and development activities, offset partially by the Novacea net loss and an increase in accounts receivable of $11.5 million due from Schering under the Collaboration Agreement. Net cash used in operating activities for the year ended December 31 2006, was $26.6 million, primarily attributable to the Novacea net loss, partially offset by an increase in accrued liabilities resulting principally from increased research and development activities.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the year ended December 31, 2008 of $1.0 million was due primarily to net maturities of short-term investments. Net cash used in investing activities of $18.5 million for the year ended December 31, 2007 was primarily due to net purchases of short-term investments, and purchases of property and equipment. Net cash used in investing activities was $34.9 million for the year ended December 31, 2006, due primarily to net purchases of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2008 of $0.1 million was due primarily to proceeds from the issuance of Novacea common stock from the exercise of outstanding stock options. Net cash provided by financing activities for the year ended December 31, 2007 of $13.2 million was due primarily to proceeds from the Novacea sale to Schering of 298,173 shares of its common stock for an aggregate purchase price of $12.0 million under a Common Stock Purchase Agreement, pursuant to the terms of the Collaboration Agreement, and the issuance of Novacea common stock from the exercise of outstanding stock options. Net cash provided by financing activities for the year ended December 31, 2006 of $39.9 million was primarily related to net proceeds from the sale of common stock in the Novacea initial public offering, the sale of convertible preferred stock and the issuance of Novacea common stock from the exercise of outstanding stock options.

Liquidity and Capital Resource Effects of the Merger with Transcept

On the same date as this Annual Report on Form 10-K, Transcept filed with the SEC a Current Report on Form 8-K/A that included, in addition to historical audited financial statements of TPI, an unaudited pro forma condensed combined balance sheet of Novacea and TPI as of December 31, 2008 indicating pro forma combined cash, cash equivalents and marketable securities of Transcept totaling approximately $97 million. As indicated below, after completion of the merger between Novacea and TPI, Novacea and Transcept subsequently used cash resources of approximately $4.7 million to pay transaction costs and to repay outstanding indebtedness.

Based on currently available information, Transcept believes that the additional cash resources made available through the merger with Novacea will enable it to carry out plans to commercialize its lead product candidate, Intermezzo®, subject to FDA approval.

Transcept expects full year 2009 research and development expenses to remain consistent with the 2008 TPI research and development expense levels until such time as Transcept initiates development of pipeline product candidates or any post-approval clinical development activities for Intermezzo®.

Full year 2009 general and administrative expenses are expected to increase as compared to 2008 as Transcept increases its administrative infrastructure to comply with the requirements of being a publicly traded company and prepares for the potential commercialization of Intermezzo®, if approved by the FDA. The timing and amount of such increase as it relates to commercialization expenses will be largely dependent upon the Transcept ability to obtain FDA approval of the NDA for Intermezzo® and efforts to secure a primary care marketing partner in the United States, as well as the terms and timing of such an event. Transcept can make no assurances that its activities to identify and secure such a relationship will result in a completed collaboration.

Based on the foregoing assumptions concerning the timing of product approvals, if any, and levels of expense, Transcept currently expects the combined cash, cash equivalents, and marketable securities balances of Novacea and TPI to be sufficient to satisfy Transcept liquidity requirements for at least the next twelve months. These assumptions are subject to substantial risks and uncertainties, however, relating, among other factors, to the likelihood and timing of product approvals, costs associated with the commercial launch of Intermezzo®, the timing and terms of any marketing or other collaboration agreements, and clinical development of other product candidates. To the extent the current Transcept projections prove inaccurate, Transcept could require additional financing sooner than it currently anticipates. There can be no assurances that financing will be available when or as needed or on commercially reasonable terms. As indicated below, global financial and economic conditions have deteriorated substantially within the last year, and obtaining financing on reasonable terms has become increasingly difficult, particularly for smaller biotechnology companies.

Merger Related Uses of Cash

Shortly after the January 30, 2009 close of the merger, Transcept repaid in full its outstanding credit obligations to Hercules Technology Growth Capital in the approximate amount of $2.7 million and also paid financial advisory fees of approximately $2.0 million.

In May 2008, Novacea adopted retention bonus and severance payment arrangements, pursuant to which Novacea agreed to make retention and severance payments to those non-executive employees who remain employed by Novacea, in accordance with the terms and conditions of retention bonus and severance payment arrangements, to assist Novacea with final wind-down activities related to the clinical programs, to maintain operations, and to evaluate potential strategic alternatives. The payment of retention bonuses and severance was contingent upon the completion of a defined transaction by Novacea, such as the merger with TPI on January 30, 2009, and was subject to continued employment through the date of the merger, or upon earlier termination by Novacea of the non-executive employee. Certain non-executive employees who were terminated during 2008 received retention bonuses and severance payments of $1.0 million in total on their termination dates. On January 30, 2009, Novacea made retention bonus and severance payments to non-executive employees that totaled $0.6 million.

Executive officers who remained with Novacea following the workforce reduction in accordance with the terms and conditions of retention bonus arrangements would also be eligible to receive retention payments. The payment of the retention bonuses was contingent upon the completion of a defined transaction by Novacea, such as the merger with TPI completed on January 30, 2009, and was subject to the employee’s continued employment through that date, or upon earlier termination by Novacea of the executive officer. Two executive officers who were terminated as of October 1, 2008 received retention payments of $0.3 million in total on their termination date. On January 30, 2009, Novacea made retention bonus payments to two executive officers that totaled $0.4 million upon termination of the executives’ employment. Additionally, in accordance with the terms of the severance payment arrangements, severance payments totaling approximately $1.8 million will be made to four Novacea executive officers in 2009 related to the completion of the merger with TPI and the related termination of their employment.

Potential Impact of Global Market and Economic Conditions on Transcept Liquidity

In the United States and around the world, recent market and economic conditions have been unprecedented and challenging, with tighter credit conditions and slower growth through 2008. During 2008 and into 2009, continued concerns about the systemic impact of the availability and cost of credit, energy costs, geopolitical issues, the U.S. mortgage market, a declining real estate market in the U.S. and added concerns fueled by the federal government interventions in the U.S. financial and credit markets have contributed to instability in both U.S. and international capital and credit markets and diminished expectations for the U.S. and global economy. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to volatility of unprecedented levels and an economic slowdown.

As a result of these market conditions, the cost and availability of capital and credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. If volatile and adverse market conditions continue, they may limit the ability of Transcept to timely borrow or access the capital and credit markets to meet liquidity needs, resulting in an adverse effect on the financial condition and results of operations of Transcept. In addition, the biotechnology industry has fluctuated significantly in the past and has experienced significant downturns in connection with, or in anticipation of, deterioration in general economic conditions, and Transcept cannot accurately predict the severity or duration of any downturn.

Off-Balance Sheet Arrangements

As of December 31, 2008, Novacea had no off-balance sheet arrangements, as defined under Regulation S-K Item 303(a)(4).

Contingencies

There are no legal proceedings or other matters as of December 31, 2008 that are expected to have a material adverse effect on the financial position of either Novacea or TPI, or the results of operations or cash flows of either Novacea or TPI.

On April 1, 2008, a former officer of Novacea filed a complaint in San Mateo County Superior Court against Novacea alleging three separate breaches of contract and/or failure to take certain actions with respect to Novacea securities held by the former officer. Effective on or about December 12, 2008, Novacea and the former officer of Novacea that filed the complaint executed a settlement agreement and general release settling all claims of the former officer. Novacea subsequently paid the former officer $950,000 in December 2008 in connection with the settlement.

Contractual Obligations and Commitments

The combined Transcept contractual obligations and commitments (including those of both Novacea and TPI) as of December 31, 2008 include potential purchase commitments and future minimum lease payments under operating leases, as shown in the following table:

Total Contractual Obligations

(in thousands)

	Payments due by period
Contractual Obligations	Total	Less than one year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases(1)	$4,082	$991	$2,960	$131	$—
Purchase commitments(2)	525	175	350	—	—
Loan payable(3)	3,775	3,581	171	23	—

Total contractual obligations	$8,382	$4,747	$3,481	$154	$—

(1)	Includes obligations under an operating lease for the current corporate facilities of Transcept, as well as obligations under an operating lease for the former Novacea corporate facilities. In February 2006, TPI signed an operating lease for its corporate offices that include approximately 11,600 square feet of office and laboratory space in Pt. Richmond, California. The lease term is for seven years, commencing on June 1, 2006. In June 2007, TPI amended this operating lease to add approximately 3,000 square feet of additional office space. The lease terms of this amendment coincide with the original lease agreement, with a separate commencement date of September 12, 2007. Both of these leases provide for periodic rent increases based upon previously negotiated or consumer price indexed adjustments.

In June 2007, Novacea entered into an operating lease for its corporate facilities, located in South San Francisco, California. The Novacea lease for the corporate facilities is non-cancelable and has a five year term. The lease provides for periodic rent increases based upon previously negotiated or consumer price indexed adjustments.

(2)	Pursuant to the terms of the TPI agreement with Plantex USA Inc., under the purchase order dated August 8, 2008, Transcept is obligated to purchase $175,000 worth of zolpidem tartrate by April 2009 and $350,000 worth of zolpidem tartrate during 2010.

(3)	Loan payable represents the Transcept outstanding debt under a Loan and Security Agreement entered into during 2006. This loan was repaid in full in February 2009 in connection with the completion of the merger of TPI and Novacea.

In January 2009, Novacea terminated its licenses to Asentar™ and AQ4N, and returned the rights to the product candidates to the licensors. Under the termination provisions of one of the licenses, Novacea was obligated to make a payment of approximately $0.3 million in January 2009. This amount was included in Novacea accounts payable as of December 31, 2008 and not included in the table above.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (SFAS No. 141R). In December 2007 Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 141R, Business Combinations, or SFAS No. 141R. SFAS No. 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination, including capitalizing at the acquisition date the fair value of acquired in-process research and development, and requires the acquirer to disclose information it needs to evaluate and understand the financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after December 15, 2008; therefore, the merger of Novacea and TPI, which was completed on January 30, 2009, will be accounted for in accordance with SFAS No. 141R.

Critical Accounting Policies

This discussion and analysis of the financial condition and results of operations of Novacea is based on its financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenue and expenses during the reporting periods. Novacea evaluated its estimates and judgments on an ongoing basis. Novacea based its estimates on historical experience and on various other factors that it believed were reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Therefore, actual results could differ materially from those estimates under different assumptions or conditions.

Fair Value Measurements. Effective January 1, 2008, Novacea adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157, on a prospective basis for financial assets and liabilities, which required that Novacea determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS No. 157. In February 2008, FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.

SFAS No. 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on several factors, including the instruments’ complexity.

Beginning January 1, 2008, assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with inputs used to measure their value. SFAS No. 157 defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Where quoted prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. Level 1 securities include highly liquid money market funds. If quoted market prices are not available for the specific security, then Novacea estimates fair value by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 instruments include commercial paper, U.S. corporate debt, and U.S. government sponsored enterprise issues.

During the year ended December 31, 2008, there were no significant changes to the valuation models used for purposes of determining the fair value of Level 2 assets, and there were no assets characterized as Level 3.

Revenue Recognition. Novacea applied the revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

Revenue is recognized when the four basic criteria of revenue recognition are met:

•	persuasive evidence of an arrangement exists;

•	transfer of technology has been completed or services have been rendered;

•	the fee is fixed or determinable; and

•	collectability is reasonably assured.

For each source of revenue, Novacea complied with the above revenue recognition criteria in the following manner:

•

Non-refundable upfront reimbursement for past research and development, or R&D, expenses and license fees received with separable stand-alone values are recognized when the technology is transferred, provided that the technology transfer is not dependent upon continued efforts by Novacea with respect to the agreement. If the delivered technology does not have stand-alone value, or if objective and reliable evidence of the fair value of the undelivered products or services does not exist, the amount of revenue allocable to the delivered technology is deferred and amortized ratably over the related estimated period over which the remaining products or services are provided.

•

Revenue from reimbursement for Novacea R&D efforts and commercialization-related services is recognized as the related costs are incurred. Such reimbursement is based upon direct costs incurred by Novacea and negotiated rates for full time equivalent employees that are intended to approximate Novacea anticipated costs. Differences between actual reimbursement and estimated reimbursement are reconciled and adjusted in the period which they become known, typically the following quarter. The Novacea costs associated with these R&D efforts are included in research and development expenses.

•

Payments received that are related to substantive, performance-based “at-risk” milestones are recognized as revenue upon achievement of the milestone or event specified in the underlying contracts, which represents the culmination of the earnings process. Amounts received in advance, if any, are recorded as deferred revenue until the milestone is reached.

Research and Development Cost. Research and development expenditures are charged to operations as incurred, pursuant to SFAS No. 2, Accounting for Research and Development Costs. The costs to acquire technologies to be used in research and development, but which have not reached technological feasibility and have no alternative future use are expensed when incurred. Payments to licensors that relate to the achievement of pre-approval development milestones are recorded as research and development expense when incurred. Research and development costs for activities conducted through third parties with whom Novacea contracts are expensed as the costs are incurred. To the extent Novacea makes a payment to a third party vendor representing a refundable deposit, such payment is recorded as a prepaid expense. These third party vendors may include contract research organizations, third-party manufacturers of drug material and clinical supplies and other vendors.

Prior to ending all of its clinical trials and exploring potential strategic alternatives, investigator costs related to patient enrollment were accrued as patients entered the trials. Novacea monitored patient enrollment levels and related activities to the extent possible through internal reviews and correspondence and discussions with external vendors in order to estimate its incurred expenses. Due to the possibility of incomplete or inaccurate information, Novacea may underestimate or overestimate activity levels and related expenses associated with any of its clinical trials at a given point in time. In such an event, Novacea would record adjustments to research and development expenses in future periods when the actual activity level becomes known. In the past, Novacea has not had to make any material adjustments to research and development expenses due to deviations between the estimates used in determining its accruals for clinical trial expenses and the actual clinical trial expenses incurred. Additionally, Novacea does not expect material adjustments to research and development expenses to result from changes in the nature and level of clinical trial activity and related expenses that are currently subject to estimation.

Stock-Based Compensation. On January 1, 2006, Novacea adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95, or SFAS No. 123R. Novacea adopted SFAS No. 123R using the prospective transition method. Under the prospective transition method, beginning January 1, 2006, compensation cost recognized includes:

•

compensation cost for all stock-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees; and

•

compensation cost for all stock-based payment awards granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Novacea uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Novacea stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected Novacea stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.

Novacea estimates the expected term of options using the “simplified” method, as illustrated in Staff Accounting Bulletin No. 107. As Novacea has been operating as a public company for a period of time that is shorter than its estimated expected option term, it is unable to use actual price volatility data. Therefore, Novacea estimates the volatility of its common stock based on volatility of similar entities. Novacea bases the risk-free interest rate that it uses in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. Novacea does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. Novacea is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Novacea uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, which represent the best estimates of Novacea and involve inherent uncertainties and the application of management judgment. Estimates of stock-based compensation expenses are significant to the Novacea financial statements, but these expenses are based on the Black-Scholes option valuation model and do not result in the payment of cash by Novacea.

See Note 1 to the Novacea Financial Statements included in this Annual Report on Form 10-K for further information regarding Novacea’s stock-based compensation.

Income Taxes

Novacea uses the liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Currently, there is no provision for income taxes as Novacea has an accumulated deficit to date.

As of December 31, 2008, Novacea had net operating loss carry-forwards for federal income tax purposes of approximately $78.3 million and research credits of approximately $2.2 million, which will expire beginning in the year 2021. Novacea also had state net operating loss carry-forwards of approximately $78.1 million, which expire beginning in 2014. Novacea also had state research credits of approximately $2.1 million, which have no expiration date. Certain amounts included in these carry-forwards will be recorded to equity, rather than a benefit to income tax expense, when they reduce cash taxes payable.

Novacea did not record a benefit from its net operating loss carry forwards because it believed that it was uncertain that Novacea would have sufficient income from future operations to realize the carry-forwards prior to their expiration. Accordingly, Novacea established a valuation allowance against the deferred tax asset arising from the carry-forwards.

Utilization of the net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Such limitations may also result from the change in ownership resulting from the Company’s merger with TPI. The annual limitation may result in the expiration of net operating loss carry-forwards and credits before utilization.

Item 7A.	Quantitative and qualitative disclosures about market risk

Concentration of credit risk for Transcept consists principally of cash, cash equivalents, and marketable securities. Transcept’s exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of Transcept investments are in short-term debt securities.

The Transcept investment policy restricts investments to high-quality investments and limits the amounts invested with any one issuer. The goals of the Transcept investment policy are as follows: preservation of capital; fulfillment of liquidity needs; and fiduciary control of cash and investments. Some of the securities in which Transcept invests may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if Transcept holds a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of the Transcept investment will probably decline. To minimize this risk, in accordance with its investment policy, Transcept maintains its portfolio of cash equivalents, short-term marketable securities and restricted cash in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to the Transcept investment portfolio. As of December 31, 2008, all of the investments of Novacea and TPI were in money market accounts, certificates of deposit or investment grade corporate debt. Due to the short-term nature of these investments, a 10% movement in market interest rates would not have a material impact on the total fair market value of the combined TPI and Novacea portfolio as of December 31, 2008.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Transcept Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Novacea, Inc. as of December 31, 2008 and 2007 and the related statements of operations, convertible preferred stock and stockholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novacea, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Palo Alto, California

March 26, 2009

Novacea, Inc.

Balance Sheets

(in thousands, except for share and per share amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$14,942	$24,720
Marketable securities	70,159	69,887
Interest receivable	481	659
Accounts receivable	—	11,522
Prepaid expenses and other current assets	457	991

Total current assets	86,039	107,779

Property and equipment, net	—	1,098
Other assets	774	943

Total assets	$86,813	$109,820

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,118	$4,199
Accrued compensation	906	2,086
Deferred revenue	—	9,968
Other accrued liabilities	687	2,913

Total current liabilities	2,711	19,166
Non-current deferred revenue	—	44,870
Other long-term liabilities	70	36

Total liabilities	2,781	64,072

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.001 par value—100,000,000 shares authorized; 5,183,261 and 5,078,970 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	5	5
Additional paid-in-capital	172,820	169,713
Deferred stock-based employee compensation	(75)	(270)
Accumulated other comprehensive income	368	208
Accumulated deficit	(89,086)	(123,908)

Total stockholders’ equity	84,032	45,748

Total liabilities and stockholders’ equity	$86,813	$109,820

See accompanying notes.

Novacea, Inc.

Statements of Operations

(in thousands, except per share amounts)

	Years ended December 31,
	2008	2007	2006
Collaboration revenue	$60,621	$16,683	$371
Operating expenses:
Research and development	11,681	36,055	21,809
General and administrative	16,896	17,279	11,306

Total operating expenses	28,577	53,334	33,115

Income (loss) from operations	32,044	(36,651)	(32,744)
Interest and other income, net	2,778	4,120	3,116

Net income (loss)	$34,822	$(32,531)	$(29,628)

Net income (loss) per share:
Basic	$6.74	$(6.73)	$(9.88)

Diluted	$6.72	$(6.73)	$(9.88)

Shares used in computing net income (loss) per share:
Basic	5,163	4,832	2,998

Diluted	5,184	4,832	2,998

See accompanying notes.

Novacea, Inc.

Statement of Convertible Preferred Stock and Stockholders’ Equity (Net Capital Deficiency)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock- Based Employee Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	2,841	$108,024	299	$—	$3,507	$(2,162)	$(38)	$(61,749)	$(60,442)

Issuance of 44,519 shares of common stock for cash upon exercise of stock options at prices ranging from $2.63 to $26.25 per share	—	—	45	—	410	—	—	—	410
Impact of repurchase rights related to common shares issued pursuant to early exercise of stock options, net of vesting of prior years’ amounts	—	—	27	—	137	—	—	—	137
Issuance of 7,201 shares of Series C2 convertible preferred stock to investors at $43.75 per share for cash in January 2006, net of issuance costs of $44	7	306	—	—	—	—	—	—	—
Issuance of 1,381,500 shares of common stock for cash at a price of $32.50 per share in May 2006, net of issuance costs of $6	—	—	1,382	2	39,212	—	—	—	39,214
Issuance of 2,847,914 shares of common stock upon conversion of 9,967,721 shares of convertible preferred stock in May 2006	(2,848)	(108,330)	2,848	3	108,327	—	—	—	108,330
Stock-based compensation for options granted to employees	—	—	—	—	702	—	—	—	702
Amortization of deferred stock-based compensation related to employee stock options	—	—	—	—	—	567	—	—	567
Deferred compensation related to cancellation of employee stock options	—	—	—	—	(327)	327	—	—	—
Stock compensation associated with stock options granted to non-employees	—	—	—	—	80	—	—	—	80
Stock compensation related to modification of stock options granted to employee	—	—	—	—	398	—	—	—	398
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(29,628)	(29,628)
Unrealized gain on cash equivalents and short-term investments	—	—	—	—	—	—	56	—	56

Comprehensive loss									(29,572)

Balance at December 31, 2006 (carried forward)	—	$—	4,601	$5	$152,446	$(1,268)	$18	$(91,377)	$59,824

(continued)

See accompanying notes.

Novacea, Inc.

Statement of Convertible Preferred Stock and Stockholders’ Equity (Net Capital Deficiency)—(Continued)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock- Based Employee Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at December 31, 2006 (brought forward)	—	$—	4,601	$5	$152,446	$(1,268)	$18	$(91,377)	$59,824
Issuance of 150,026 shares of common stock for cash upon exercise of stock options at prices ranging from $2.63 to $32.50 per share	—	—	128	—	1,190	—	—	—	1,190
Impact of repurchase rights related to common shares issued pursuant to early exercise of stock options, net of vesting of prior years’ amounts	—	—	43	—	159	—	—	—	159
Issuance of 298,174 shares of common stock for cash upon sale of stock to Schering at $40.25 per share	—	—	298	—	12,000	—	—	—	12,000
Issuance of 9,377 shares of common stock as part of the 2006 401-K matching valued at price of $30.50 per share on March 12, 2007	—	—	9	—	286	—	—	—	286
Stock-based compensation for options granted to employees	—	—	—	—	2,746	—	—	—	2,746
Stock-based compensation for restricted stock units granted to employees	—	—	—	—	1,415	—	—	—	1,415
Amortization of deferred stock-based compensation related to employee stock options	—	—	—	—	—	365	—	—	365
Deferred compensation related to cancellation of employee stock options	—	—	—	—	(633)	633	—	—	—
Stock compensation associated with stock options granted to non-employees	—	—	—	—	1	—	—	—	1
Stock compensation related to modification of stock options granted to employee	—	—	—	—	103	—	—	—	103
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(32,531)	(32,531)
Unrealized gain on cash equivalents and short-term investments	—	—	—	—	—	—	190	—	190

Comprehensive loss									(32,341)

Balance at December 31, 2007 (carried forward)	—	$—	5,079	$5	$169,713	$(270)	$208	$(123,908)	$45,748

(continued)

See accompanying notes.

Novacea, Inc.

Statement of Convertible Preferred Stock and Stockholders’ Equity (Net Capital Deficiency)—(Continued)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock- Based Employee Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at December 31, 2007 (brought forward)	—	$—	5,079	$5	$169,713	$(270)	$208	$(123,908)	$45,748

Issuance of 49,113 shares of common stock for cash upon exercise of stock options at prices ranging from $2.63 to $15.15 per share	—	—	49	—	316	—	—	—	316
Impact of repurchase rights related to common shares issued pursuant to early exercise of stock options, net of vesting of prior years’ amounts	—	—	2	—	23	—	—	—	23
Issuance of 19,617 shares of common stock as part of 2007 401-K matching valued at price of $14.40 per share on January 3, 2008	—	—	20	—	282	—	—	—	282
Issuance of 33,014 shares of common stock per vesting of restricted stock units at a price of $0 per share, net of employee income tax withholdings	—	—	33	—	(204)	—	—	—	(204)
Stock-based compensation for options granted to employees	—	—	—	—	1,728	—	—	—	1,728
Stock-based compensation for restricted stock units granted to employees.	—	—	—	—	711	—	—	—	711
Amortization of deferred stock-based compensation related to employee stock options	—	—	—	—	—	105	—	—	105
Reversal of deferred compensation related to cancellation of employee stock options	—	—	—	—	(90)	90	—	—	—
Stock compensation associated with stock options granted to non-employees	—	—	—	—	22	—	—	—	22
Stock compensation related to modification of stock options granted to employees	—	—	—	—	319	—	—	—	319
Comprehensive income:
Net income	—	—	—	—	—	—	—	34,822	34,822
Unrealized gain on cash equivalents and short-term investments	—	—	—	—	—	—	160	—	160

Comprehensive income									34,982

Balance at December 31, 2008	—	$—	5,183	$5	$172,820	$(75)	$368	$(89,086)	$84,032

See accompanying notes.

Novacea, Inc.

Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2008	2007	2006
Operating activities
Net income (loss)	$34,822	$(32,531)	$(29,628)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,119	151	126
Loss on disposal of fixed assets	3	—	—
Amortization of deferred stock-based employee compensation for employee stock options granted prior to January 1, 2006	105	365	567
Stock-based employee compensation expense for employee stock options and restricted stock units granted subsequent to January 1, 2006	2,439	4,161	702
Stock-based compensation related to modification of employee stock options	319	103	398
Non-cash stock compensation related to non-employees	22	1	80
Non-cash (credit) expense related to settlement of the Company’s liability under 401(k) Plan	(10)	21	—
Accretion of discount on marketable securities	(1,172)	(2,149)	(701)
Changes in operating assets and liabilities:
Account receivable	11,522	(11,522)	—
Other current assets	712	(551)	108
Other assets	169	(707)	42
Accounts payable and accrued liabilities	(6,137)	3,418	1,695
Deferred revenue	(54,838)	54,838	—

Net cash provided by (used in) operating activities	(10,925)	15,598	(26,611)

Investing activities
Purchases of property and equipment	(24)	(1,099)	(19)
Purchases of marketable securities	(135,568)	(126,220)	(96,455)
Maturities of marketable securities	136,627	108,822	61,545

Net cash provided by (used in) investing activities	1,035	(18,497)	(34,929)

Financing activities
Net proceeds from issuances of convertible preferred stock	—	—	306
Proceeds from issuances of common stock, net of repurchases of $2, $177, and $3 in 2008, 2007, and 2006, respectively	112	13,190	39,624

Net cash provided by financing activities	112	13,190	39,930

Net increase (decrease) in cash and cash equivalents	(9,778)	10,291	(21,610)

Cash and cash equivalents at beginning of period	24,720	14,429	36,039

Cash and cash equivalents at end of period	$14,942	$24,720	$14,429

See accompanying notes.

Novacea, Inc.

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies

Prior to the termination of its clinical trials, the reduction in its workforce and in its operating plan, and its focus on evaluating strategic alternatives, Novacea, Inc. (the “Company”) was an operating biopharmaceutical company focused on in-licensing, developing and commercializing novel therapies for the treatment of cancer. Novacea had two clinical-stage oncology product candidates, Asentar™ and AQ4N. In late 2007 and early 2008, Novacea stopped all of its development activities related to these oncology product candidates. In January 2009, Novacea terminated its licenses to Asentar™ and AQ4N, and returned the rights to the product candidates to the licensors.

On August 29, 2008, Novacea, Pivot Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Novacea, or Merger Sub, and Transcept Pharmaceuticals, Inc., a then private Delaware corporation, or TPI, entered into an Agreement and Plan of Merger and Reorganization, which was amended on December 23, 2008, and which is referred to as the Merger Agreement. On January 30, 2009, Novacea completed its business combination with TPI in accordance with the terms of the Merger Agreement, pursuant to which TPI became a wholly-owned subsidiary of Novacea, which is referred to as the Merger. Also on January 30, 2009, in connection with the Merger, Novacea effected a 1-for-5 reverse stock split of its common stock, and the name of Novacea was changed to “Transcept Pharmaceuticals, Inc.” The Merger, reverse stock split and the name change of Novacea were approved by the stockholders of Novacea at a special meeting of Novacea stockholders held on January 27, 2009. In the following discussion, “Transcept” refers to the public company, formerly known as Novacea and now known as Transcept Pharmaceuticals, Inc.

Under the terms of the Merger Agreement, Novacea issued shares of common stock to the TPI stockholders at the rate of 0.14134 shares of common stock, after giving effect to the 1-for-5 reverse stock split, for each share of TPI common stock outstanding on January 30, 2009. Additionally, each share of common stock underlying TPI options and warrants as of January 30, 2009 was converted to 0.14134 shares of Transcept common stock. After consummation of the Merger, former TPI stockholders, option holders and warrant holders as of January 30, 2009 owned approximately 61% of Transcept common stock on a fully-diluted basis. The stockholders, option holders and warrant holders of Novacea prior to the merger owned approximately 39% of the Transcept common stock on a fully-diluted basis following the Merger. Under generally accepted accounting principles in the United States, the Merger is treated as a “reverse merger” under the purchase method of accounting. For accounting purposes, TPI is considered to have acquired Novacea.

Novacea securities listed on the NASDAQ Global Market, trading under the ticker symbol “NOVC,” were suspended for trading as of the close of business on January 30, 2009 and trading of Transcept securities on the NASDAQ Global Market under the ticker symbol “TSPT” commenced on February 2, 2009.

Reverse Stock Split

In March 2006, the Company’s board of directors approved a 1-for-3.5 reverse stock split of the Company’s common and convertible preferred stock, which was approved by the Company’s stockholders in April 2006. Such reverse stock split was effective on May 3, 2006. In December 2008, the Company’s board of directors approved a 1-for-5 reverse stock split of the Company’s common stock which was approved by the Company’s stockholders on January 27, 2009. Such reverse stock split was effective on January 30, 2009. All share and per share amounts contained in the accompanying financial statements and notes were retroactively adjusted to reflect the reverse stock splits.

Initial Public Offering

On May 15, 2006, the Company completed its initial public offering, or IPO, of 1,250,000 shares of its common stock at the public offering price of $32.50 per share and on June 9, 2006, the underwriters of the Company’s initial public offering purchased an additional 131,500 shares of the Company’s common stock pursuant to their over-allotment option at the public offering price of $32.50 per share. Net proceeds from the initial public offering and the subsequent exercise of the underwriters’ over-allotment option to purchase additional shares of the Company’s common stock were approximately $39.2 million, after deducting underwriting discounts and commissions and other offering expenses. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 2,847,914 shares of common stock.

Significant Accounting Policies

Use of Estimates and Reclassifications

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Certain reclassifications of prior year amounts have been made in the statements of cash flows to conform to current year presentation. Specifically, accretion of discount on marketable securities has been disclosed as an adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities in the Company’s statements of cash flows in order to conform to current year presentation.

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

Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in interest and other income, net. When securities are sold, any associated unrealized gain or loss recorded as a separate component of stockholders’ equity is reclassified on a specific-identification basis and recorded in earnings for the period. Realized gains and losses on available-for-sale securities for the periods presented were not significant.

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

In connection with exploration of potential strategic alternatives, and the merger agreement described in Note 1, on July 1, 2008, the Company reviewed the estimated useful lives of all its property and equipment. The estimated remaining life of property and equipment, including leasehold improvements, which previously ranged from three to five years, was changed to six months. The change in the estimated useful life resulted in a $0.8 million increase in depreciation expense during the year ended December 31, 2008, at which date property and equipment was fully amortized.

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

Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements on a prospective basis for financial assets and liabilities, which requires that the Company determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS No. 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations and financial condition. See Note 4 for information and related disclosures regarding the Company’s fair value measurements.

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income (loss) and unrealized gains/losses on cash equivalents and marketable securities.

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

The Company accounts for stock issued to non-employees in accordance with the provisions of Emerging Issues Task Force (“EITF”) Consensus on Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs associated with these arrangements are subject to re-measurement over the vesting terms as earned.

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

Prior to ending all of its clinical trials and exploring potential strategic alternatives, the Company’s R&D activities could be separated into two primary categories: clinical development and drug product development. Clinical development costs consisted primarily of Phase 1, 2 and 3 clinical trials. Drug product development costs consisted of product formulation and chemical analysis.

Clinical trial costs are a significant component of R&D expenses. The Company managed its clinical trials through independent medical investigators at their sites and hospitals. The Company accrued costs for clinical trials based on estimates from its monitoring of the levels of patient enrollment and other activities at the investigator sites.

The costs to acquire technologies to be used in research and development, but which have not reached technological feasibility and have no alternative future use, were expensed when incurred. Payments to licensors that relate to the achievement of pre-approval development milestones were recorded as R&D expense when incurred.

Income Taxes

The Company uses the liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Currently, there is no provision for income taxes as the Company has an accumulated deficit to date.

As discussed in Note 10, for income tax purposes, in 2007 the Company recognized the entire $60 million of nonrefundable upfront payments received from Schering, $54.8 million of which was recorded as deferred revenue at December 31, 2007 and recognized as revenue for financial reporting purposes during the first half of 2008. For 2007, the Company utilized its net operating loss carry-forwards to offset all regular taxable income resulting from the nonrefundable upfront payments and was not subject to federal alternative minimum tax because of an exception available to it under the Internal Revenue Code.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination, including capitalizing at the acquisition date the fair value of acquired in-process research and development, and requires the acquirer to disclose information it needs to evaluate and understand the financial effect of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after December 15, 2008; therefore, the Merger with TPI will be accounted for in accordance with SFAS No. 141R as it was completed on January 30, 2009.

2. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of vested shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential dilutive common securities, including options, common stock subject to repurchase, warrants and convertible preferred stock.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years ended December 31,
	2008	2007	2006
Numerator:
Net income (loss)	$34,822	$(32,531)	$(29,628)

Denominator:
Weighted-average common shares outstanding	5,166	4,842	3,069
Less: Weighted-average unvested common shares subject to repurchase	(3)	(10)	(71)

Denominator for basic net income (loss) per share	5,163	4,832	2,998

Dilutive effect of:
Restricted stock units and options to purchase common stock	21	—	—

Denominator for diluted net income (loss) per share	5,184	4,832	2,998

Basic net income (loss) per share	$6.74	$(6.73)	$(9.88)

Diluted net income (loss) per share	$6.72	$(6.73)	$(9.88)

The following outstanding options, unvested restricted stock units, common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Years ended December 31,
	2008	2007	2006
Options to purchase common stock	480	682	463
Unvested restricted stock units	39	99	—
Common stock subject to repurchase (weighted average basis)	3	10	71
Convertible preferred stock (as converted basis, until completion of the Company’s IPO in May 2006)	—	—	2,848

3. Cash, Cash Equivalents and Marketable Securities

The following is a summary of the fair value of cash and cash equivalents and available-for-sale securities (in thousands):

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$13	$—	$—	$13
Government and municipal obligations	42,621	275	(8)	42,888
Coporate debt securities	31,166	111	(10)	31,267
Money market funds	10,933	—	—	10,933

Total	$84,733	$386	$(18)	$85,101

Reported as:
Cash and cash equivalents	$14,942	$—	$—	$14,942
Marketable securities	69,791	386	(18)	70,159

Total	$84,733	$386	$(18)	$85,101

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$1,051	$—	$—	$1,051
Government and municipal obligations	—	—	—	—
Coporate debt securities	77,639	215	(7)	77,847
Money market funds	15,709	—	—	15,709

Total	$94,399	$215	$(7)	$94,607

Reported as:
Cash and cash equivalents	$24,720	$—	$—	$24,720
Marketable securities	69,679	215	(7)	69,887

Total	$94,399	$215	$(7)	$94,607

At December 31, 2008, all available-for-sale securities mature within one year of the balance sheet date. The average maturity of available-for-sale securities was approximately four months.

As of December 31, 2008, there were no available-for-sale securities that were in a continuous unrealized loss position for more than twelve months. The Company does not expect current credit market conditions to materially impact the fair value of its investment portfolio.

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

Beginning January 1, 2008, financial assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with inputs used to measure their value. SFAS 157 defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$10,933	$10,933	$—	$—
Commercial paper	26,339	—	26,339	—
U.S. corporate debt	4,928	—	4,928	—
U.S. government sponsored enterprise issues	42,888	—	42,888	—

	$85,088	$10,933	$74,155	$—

During the year ended December 31, 2008, there were no significant changes to the valuation models used for purposes of determining the fair value of Level 2 assets, and there were no assets characterized as Level 3.

5. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Computer equipment and software	$760	$782
Furniture and fixtures	759	736
Leasehold improvements	113	113

	1,632	1,631
Less accumulated depreciation and amortization	(1,632)	(533)

Property and equipment, net	$—	$1,098

6. Commitments and Contingencies

Operating Lease. In June 2007, the Company entered into an operating lease for new corporate facilities located in South San Francisco, California. The lease for the new corporate facilities is non-cancelable and has a five-year term with a total obligation of $3.6 million. The Company moved into the new corporate facilities in October 2007. The Company may extend the lease term for an additional five year period following expiration of the original five-year term. The lease provides for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of an extension, market adjusted rates. Rent expense is recognized on a straight line basis over the term of the lease. As of December 31, 2008, the Company maintained a security deposit of $0.8 million required under conditions of the lease, which was recorded as a noncurrent asset on the Company’s balance sheet.

Aggregate future minimum lease payments under the operating lease are as follows (in thousands):

Year Ending December 31,
2009	$707
2010	728
2011	750
2012	640

$2,825

Rent expense, net of sublease income, was approximately $719,000, $774,000 and $474,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Legal Proceedings. From time to time, the Company may be involved in a number of judicial, regulatory and arbitration matters arising in connection with its business, including initiated and settled litigation involving one of its former officers as described below. Currently, the Company is not a party to any litigation, and is not aware of any pending or threatened litigation against it that the Company believes would adversely affect its business, operating results or financial condition. The Company may in the future become involved in additional legal proceedings in the ordinary course of its business, including litigation that could be material to the Company’s business.

In accordance with SFAS No. 5, Accounting for Contingencies, the Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that such litigation would result in a liability, and the amount of loss, if any, can be reasonably estimated. Generally, with respect to matters the Company is involved in, in view of the inherent difficulty of predicting the outcome of these matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time.

On April 1, 2008, a former officer of the Company filed a complaint in San Mateo County Superior Court against the Company alleging three separate breaches of contract and/or failure to take certain actions with respect to Company securities held by the former officer. Effective on or about December 12, 2008, the Company and the former officer of Novacea that filed the complaint executed a settlement agreement and general release settling all claims of the former officer. The Company subsequently paid the former officer $950,000 in December 2008 in connection with the settlement.

7. Collaboration Agreements

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

The Collaboration Agreement became effective on June 26, 2007, and in July 2007, the Company received upfront payments from Schering totaling $60 million, of which $35 million was reimbursement for past research and development expenses and $25 million was a license fee. Additionally, in July 2007, pursuant to the terms of the Collaboration Agreement, the Company sold to Schering 298,173 shares of its common stock for cash at $40.25 per share, for an aggregate purchase price of $12.0 million under a Common Stock Purchase Agreement.

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

According to the Termination Letter, the termination was effective immediately upon the Company’s receipt of the Termination Letter. Upon termination of the Collaboration Agreement, the licenses and other rights granted by the Company to Schering pursuant to the Collaboration Agreement terminated and Schering became responsible for conducting an orderly wind-down of all ongoing development activities with respect to Asentar™ and making all payments due to the Company and any other third parties with respect to Asentar™, as per the terms of the Collaboration Agreement. In August 2008, the Company and Schering agreed that Schering would make a payment of $5.7 million, representing reimbursement for the Company’s research and development efforts on Asentar™ of $4.3 million for the first quarter of 2008 and of $1.4 million for the second quarter of 2008. Following receipt of the $5.7 million payment in September 2008, the Company is no longer entitled to receive any future reimbursement from Schering under the Collaboration Agreement for its remaining activities on Asentar™.

During 2008, the Company recorded revenue under the agreement with Schering of $60.5 million, which was comprised of $54.8 million recognized in connection with the upfront payment ($2.4 million during the three months ended March 31, 2008 prior to the termination of the agreement and $52.4 million during the three months ended June 30, 2008 as a result of the termination) and $5.7 million as reimbursement for the Company’s research and development efforts on Asentar™. Revenue from reimbursement for the Company’s R&D efforts on Asentar™ was recognized as the related costs were incurred. All payments received from Schering are non-refundable.

Oregon Health & Science University. In June 2001, the Company entered into an exclusive, worldwide license with Oregon Health & Science University (“OHSU”) to utilize specific technology under patent rights and know-how related to the use of calcitriol and its analogs. In January 2009, Novacea terminated its OHSU license related to Asentar™, and returned the rights to the product candidate to the licensor. As a result, the Company does not expect to pay any future amounts pursuant to this agreement.

University of Pittsburgh. In July 2002, Novacea acquired an exclusive, worldwide license from the University of Pittsburgh of the Commonwealth System of Higher Education, or University of Pittsburgh, to utilize specific technology under certain patent rights and know-how related to the use of calcitriol, and its derivatives and analogs, with certain chemotherapies. In January 2009, Novacea terminated its University of Pittsburgh license related to Asentar™, and returned the rights to the product candidate to the licensor. As a result, the Company does not expect to pay any future amounts pursuant to this agreement.

KuDOS Pharmaceuticals Limited. In April 2007, the Company terminated the December 2003 license agreement under which it licensed KuDOS’ North American rights to AQ4N and entered into a worldwide license agreement directly with the primary licensor to KuDOS, BTG International Limited. Also in April 2007, the Company entered into an assignment of KuDOS’ ownership of rights, title and interests in patents and know-how related to AQ4N. In January 2009, Novacea terminated its license with BTG International Limited related to AQ4N, and returned the rights to the product candidate to the licensor. As a result, the Company does not expect to pay any future amounts pursuant to this agreement.

BTG International Limited. In April 2007, the Company entered into a novation and license agreement with BTG International Limited, or BTG, the primary licensor to KuDOS regarding AQ4N. The Company acquired the worldwide exclusive rights to patents and know-how for the development, manufacture and use of AQ4N for the diagnosis, treatment and prevention of human diseases. In May 2007, the Company paid BTG £700,000, or approximately $1.4 million, as an up-front payment, which was recorded as a research and development expense. Under the terms and conditions of the agreement, the Company was obligated to pay BTG approximately £50,000 (approximately $0.1 million) per year beginning in 2008 until the Company receives regulatory approval for AQ4N. As of December 31, 2008, the only payments that the Company has made to BTG are the upfront payment of $1.4 million in May 2007 and the 2008 annual license fee of $0.1 million in January 2008. In January 2009, Novacea terminated its license with BTG related to AQ4N, and returned the rights to the product candidate to the licensor. Under the termination provisions of the BTG license, Novacea was obligated and made a payment of approximately $0.3 million in January 2009. The Company does not expect to pay any other future amounts pursuant to this agreement.

8. Convertible Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

On January 13, 2006, the Company sold 7,201 shares of Series C convertible preferred stock to a number of existing holders of its preferred stock at a price of $43.75 per share, for net proceeds of approximately $0.3 million.

Immediately prior to the completion of the Company’s initial public offering of 1,250,000 shares of its common stock, which occurred on May 15, 2006, all of the shares of convertible preferred stock outstanding converted into 2,847,914 shares of common stock.

Stock Option Plans

2006 Incentive Award Plan

In March 2006, the Company’s board of directors adopted the 2006 Incentive Award Plan (the “2006 Plan”), which was approved by the Company’s stockholders in April 2006. The 2006 Plan is intended to serve as the successor equity incentive program to the Amended 2001 Stock Option Plan (the “2001 Plan”). The 2006 Plan became effective upon the completion of the Company’s initial public offering, at which time options could no longer be granted under the 2001 Plan, and the 2006 Plan will terminate on the earlier of (i) ten years after its approval by the Company’s stockholders or (ii) when the Company’s compensation committee, with the approval of the Company’s board of directors, terminates the 2006 Plan. The 2006 Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock, performance share awards, performance stock units, dividend equivalents, restricted stock units, stock payments, deferred stock, performance-based awards and stock appreciation rights. In the years ended December 31, 2008, 2007 and 2006, the Company granted both non-qualified and incentive stock options under the 2006 Plan. The employee stock options generally vest over four years, are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are issued and are granted at prices equal to the fair value of the Company’s common stock on the grant date. Stock option and restricted stock units exercises are settled with newly issued common stock from the 2006 Plan’s previously authorized and available pool of shares. A total of 2,500,000 shares of common stock have been authorized for issuance pursuant to the 2006 Plan, plus the number of shares of the Company’s common stock available for issuance under the 2001 Plan that are not subject to outstanding options, as of the effective date of the 2006 Plan. In addition, the number of shares of common stock reserved for issuance under the 2006 Plan will increase automatically on the first day of each fiscal year, beginning in 2007, by a number of shares equal to the least of: (i) 4.5% of shares of the Company’s common stock outstanding on a fully diluted basis on such date; (ii) 2,000,000 shares; or (iii) a smaller number determined by the Company’s board of directors. This provision resulted in an additional 258,344 and 264,187 of the Company’s common stock becoming available for issuance on January 1, 2009 and January 1, 2008, respectively under the 2006 Plan.

The Company’s 2006 Plan provides for grants of restricted stock units to employees as part of the Company’s long-term incentive compensation program. During the years ended December 31, 2008 and 2007, the Company’s board of directors approved grants totaling 14,000 and 131,400 restricted stock units, respectively, to its employees, including executive officers. Restricted stock units have no exercise price, are valued using the closing market price on the date of grant and vest as determined by the board of directors, typically in annual tranches over a two- or three-year period at different rates. Restricted stock units granted under the 2006 Plan expire no more than ten years after the date of grant. At December 31, 2008, 38,639 restricted stock units remain unvested and outstanding.

At December 31, 2008 and 2007, a total of 1,085,558 and 821,370 shares of common stock, respectively, had been authorized for issuance under the 2006 Plan.

2001 Stock Option Plan

In 2001, the Company’s board of directors and stockholders adopted the 2001 Plan. This plan provided for the granting of incentive and non-statutory stock options to employees, officers, directors, and non-employees of the Company. Incentive stock options may be granted with exercise prices of not less than fair value, and non-statutory stock options may be granted with an exercise price of not less than 85% of the fair value of the common stock on the date of grant. Stock options granted to a stockholder owning more than 10% of voting stock of the Company must have an exercise price of not less than 110% of the fair value of the common stock on the date of grant. In the years ended December 31, 2006 and 2005, the Company granted both non-qualified and incentive stock options under the 2001 Plan. The employee stock options generally vest over four years, are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are issued and are granted at prices equal to the fair value of our common stock on the grant date. Stock option exercises were settled with newly issued common stock from the 2001 and 2006 Plans’ previously authorized and available pool of shares. At December 31, 2008, there are no shares available for future grant under this plan.

2006 401(k) Plan

The Company maintains a 401(k) Plan that is a defined contribution plan intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended. All employees who are 21 years of age or older and have been employed by the Company for at least 1 month are eligible to participate. The Company’s 401(k) Plan is a discretionary contribution plan, whereby participants may voluntarily make pre-tax contributions to the 401(k) plan of up to a maximum statutory limit. The 401(k) plan provides for discretionary matching contributions in the form of shares of common stock or cash. Under the 401(k) Plan, each employee is fully vested in his or her deferred salary contributions. For the plan years ended December 31, 2008, 2007 and 2006, the Company’s board approved a 50% matching contribution on pretax deferrals made by each participant. For the years ended December 31, 2008, 2007 and 2006, the Company recorded compensation expense of $40,000, $0.3 million and $0.3 million, respectively, for the Company’s 50% common stock matching contribution.

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

The components of the stock-based compensation for employees and non-employees recognized in the Company’s statements of operations are as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Research and development	$211	$1,145	$404
General and administrative	2,674	3,485	1,343

Total stock based compensation	$2,885	$4,630	$1,747

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

The Company determined in 2005 that, for accounting purposes, the estimated fair value of the Company’s common stock was greater than the exercise price for certain options granted to employees during 2005. The Company recorded deferred stock-based employee compensation of $2.6 million for these options as a component of stockholders’ equity, which is being amortized as a non-cash expense, as adjusted by unvested options cancelled as a result of employee terminations, over the vesting period of the applicable option, which is generally four years, on a straight line basis. As such, for the year ended December 31, 2008, the Company recorded amortization expense of $105,000 and reversed $90,000 of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations. The Company expects to amortize the remaining $75,000 deferred compensation to expense during 2009.

Employee Stock-Based Awards Granted On or Subsequent to January 1, 2006

Compensation cost for employee stock-based awards granted on or after January 1, 2006, the date the Company adopted SFAS No. 123R, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and is recognized over the vesting period of the applicable award on a straight-line basis. During the years ended December 31, 2008 and 2007, the Company issued employee stock-based awards in the form of stock options and restricted stock units. During the year ended December 31, 2006, the Company issued employee stock-based awards in the form of stock options.

The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions:

	Years ended December 31,
	2008	2007	2006
Stock Option Plans
Weighted-average expected term	6.1 years	6.1 years	6.1 years
Expected volatility	67.1%	70.7%	72.4%
Risk-free interest rate	2.9%	4.0%	4.8%
Dividend yield	0.0%	0.0%	0.0%

Weighted-Average Expected Term. Under the Company’s Stock Option plans, the expected term of options granted is determined using the “shortcut” method, as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 107. Under this approach, the expected term is presumed to be the average of the vesting term and the contractual term of the option.

Volatility. Since the Company is a reasonably new public entity with limited historical data regarding the volatility of its common stock, the expected volatility used for 2008 and 2007 is based on volatility of similar entities, referred to as “guideline” companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

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

Forfeitures. SFAS No. 123R also requires the Company to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If the Company’s actual forfeiture rate is materially different from this estimate, stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

As of December 31, 2008, there was $0.9 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested employee stock option awards granted after January 1, 2006, which is expected to be recognized over a weighted average period of two years. As of December 31, 2008, there was $0.7 million of total unrecognized compensation, net of estimated forfeitures, related to non-vested restricted stock units granted to employees after January 1, 2006, which is expected to be recognized over a weighted average period of two years.

Stock Option and Restricted Stock Unit Activity

The following table summarizes option and restricted stock unit activity under the Company’s plans including stock options granted to non-employees:

	Shares Available for Grant	Options Outstanding	Option Weighted- Average Exercise Price per Share
	(in thousands, except per share amounts)
Balance at December 31, 2005	65	352	7.80
Additional shares authorized	500	—	—
Options granted	(186)	186	31.90
Options exercised	—	(44)	9.15
Options canceled	31	(31)	12.25

Balance at December 31, 2006	410	463	17.11
Additional shares authorized	230	—	—
Options granted	(587)	587	23.76
Restricted stock units granted	(131)	—	—
Options exercised	—	(150)	7.93
Options canceled or forfeited	218	(218)	32.70
Restricted stock units cancelled	20	—	—

Balance at December 31, 2007	160	682	19.96
Additional shares authorized	264	—	—
Options granted	(101)	101	14.01
Restricted stock units granted	(14)	—	—
Options exercised	—	(49)	6.43
Options canceled	216	(216)	21.25
Restricted stock units cancelled	39	—	—

Balance at December 31, 2008	564	518	19.63

The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $253,000, $348,000, and $367,000, respectively. The amount of cash received from exercise of stock options during the years ended December 31, 2008, 2007 and 2006 was $316,000, $1,189,000, and $410,000, respectively. At December 31, 2008, the aggregate intrinsic value of the stock options outstanding was $38,000. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 was $0.9 million, $9.5 million and $4.0 million, respectively.

Restricted stock units and stock options granted to certain executive officers of the Company contained an accelerated vesting feature, which was reached upon effective date of the Collaboration Agreement with Schering in June 2007 and resulted in additional stock based compensation of $0.6 million recorded in the year ended December 31, 2007. The accelerated vesting feature of restricted stock units and stock options was also reached upon termination of certain executive officers of the Company in connection with its 2008 restructuring activities described in Note 9 and resulted in additional stock based compensation of $0.5 million recorded in the year ended December 31, 2008.

At December 31, 2008, 311,000 of the outstanding options to purchase shares of common stock of the Company were exercisable at a weighted average price per share of $22.15. The options outstanding as of December 31, 2008 are summarized in the following table:

Range of Exercise prices	Number of Options Outstanding	Number of Options Vested	Weighted-Average Remaining Contractual Life
	(in thousands)		(in years)
$ 6.48–$ 9.63	44	44	5.40
$14.00–$15.15	292	102	8.99
$26.25–$29.50	53	43	7.90
$30.85–$32.50	125	120	7.63
$34.10–$39.50	4	2	8.21

	518	311

Options granted under the Amended 2001 Stock Option Plan may be exercised prior to vesting, with the underlying shares subject to the Company’s right of repurchase, which lapses over the vesting term. In accordance with SFAS No. 123R, the shares purchased by employees pursuant to the early exercise of stock options are not deemed to be issued until those shares vest. Therefore, cash received in exchange for exercised and unvested shares related to stock options granted after that date is recorded as a liability for early exercise of stock options on the accompanying balance sheets, and will be transferred into common stock and additional paid-in capital as the shares vest. In addition to the options outstanding as reflected in the above tables, at December 31, 2008 and December 31, 2007, there were 1,447 and 4,181 shares of common stock subject to repurchase at prices ranging from of $6.48 to $9.63 per share under option grants made after March 21, 2002, for which the Company recorded $14,000 and $39,000, respectively, as liabilities. Such shares will be reflected as shares outstanding when the shares vest.

Modification of Employee Stock-Based Awards

On December 13, 2006, the Company entered into a General Release and Separation Agreement (the “Separation Agreement”) with its former Chief Executive Officer, which agreement was effective December 20, 2006. In the year ended December 31, 2006, the Company recorded compensation cost of $0.9 million for payments and benefits received by the former Chief Executive Officer pursuant to his Separation Agreement, equal to (i) several cash payments in the total amount of $0.5 million paid over the year ended December 31, 2007, and (ii) stock-based compensation cost of $0.4 million resulting from the acceleration of vesting terms associated with options outstanding to purchase 16,025 shares of common stock. The former Chief Executive Officer exercised his vested stock options before December 31, 2007.

During the year ended December 31, 2008, in connection with its restructuring activities described in Note 9, the Company modified stock option awards of certain of its executive officers. The modification resulted in additional expense of $0.3 million recorded in year ended December 31, 2008. The Company accounted for the modifications of stock option awards in 2006 and 2008 in accordance with SFAS 123R.

9. Restructuring

On May 8, 2008, the Company committed to a restructuring plan to reduce its spending while maintaining the capabilities needed to conduct wind-down and other activities related to its product candidates, Asentar™ and AQ4N, to maintain the operations of the Company, and to evaluate potential strategic alternatives. The plan reduced the Company’s workforce by approximately 27 people, to nine remaining employees as of December 31, 2008. Certain employees subject to the workforce reduction plan in 2008 were eligible for one-time retention bonus and severance pay of $1.3 million in total upon signing a separation and release agreement with the Company, all of which was expensed and paid in 2008.

On May 12, 2008, the Company adopted retention bonus and severance payment arrangements, pursuant to which it agreed to make retention and severance payments to those non-executive employees who remain employed by the Company following the workforce reduction, in accordance with the terms and conditions of retention bonus and severance payment arrangements, to assist the Company with final wind-down activities related to the clinical programs, to maintain operations and to evaluate potential strategic alternatives. The payment of the retention bonus and severance was contingent upon the completion of a defined transaction by the Company, such as the Merger with TPI completed on January 30, 2009, and was subject to continued employment through that date, or upon earlier termination by the Company of the non-executive employee. Certain non-executive employees who were terminated during 2008 received retention bonuses and severance payments of $1.0 million in total on their termination dates, which was expensed in 2008. Upon completion of the merger with TPI on January 30, 2009, the Company paid retention bonuses and severance payments to non-executive employees totaling $0.6 million. The expense for these retention bonuses and severance payments will be recorded upon completion of the merger in January 2009.

Executive officers who remained with the Company following the workforce reduction in accordance with the terms and conditions of the retention bonus arrangements were also eligible to receive retention payments. The payment of retention bonuses was contingent upon the completion of a defined transaction by the Company, such as the Merger with TPI completed on January 30, 2009, and was subject to the employee’s continued employment through that date, or upon earlier termination by the Company of the executive officer. Two executive officers who were terminated as of October 1, 2008 received retention payments of $0.3 million in total on their termination date, which was expensed in 2008. Upon completion of the merger with TPI on January 30, 2009, the Company paid retention payments to two executive officers totaling $0.4 million. Additionally, in accordance with the terms of severance payment arrangements, severance payments of approximately $1.8 million will be made to four Novacea executive officers in 2009 related to completion of the Merger with TPI and their termination of employment. The expense for these retention and severance payments will be recorded as a non-restructuring expense upon completion of the merger in January 2009.

Further, in the three months ended June 30, 2008, the Company recorded a charge of $0.1 million related to the write-off of the carrying value of its license agreement with the University of Pittsburgh. The University of Pittsburgh License Agreement is specific to the use of Asentar™ in combination with certain chemotherapies. The Company did not anticipate any future use of such license. In the three months ended September 30, 2008 the Company recorded a charge of $0.1 million related to the write-off of the carrying value of its license agreement with BTG. In the three months ended December 31, 2008, the Company recorded an additional charge of $0.2 million related to the termination of its license agreement with BTG. The BTG license is specific to development, manufacture, and commercialization of AQ4N. The Company does not anticipate any future use of such license.

The Company records restructuring activities in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following tables summarize the charges recorded during the year ended December 31, 2008 related to the restructuring plan by type of activity (no such charges were recorded in the comparable prior year periods):

Year ended December 31, 2008	Separation costs	Asset impairments	Total
Research & development	$0.8	$0.4	$1.2
General & administrative	0.5	—	0.5

	$1.3	$0.4	$1.7

Since the inception of its restructuring plan through December 31, 2008, the Company has incurred $1.7 million of the estimated $2.7 million of charges expected to be incurred. The charges incurred through December 31, 2008 include $1.3 million of separation costs and $0.4 million of asset impairments.

	Separation costs	Asset impairments	Total
Restructuring reserves as of January 1, 2008	$—	$—	$—
Expense	$1.3	$0.4	$1.7
Payments	$(1.3)	$(0.1)	$(1.4)

Restructuring reserves as of December 31, 2008	$—	$0.3	$0.3

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Federal and state net operating losses	$29,649	$33,057
Deferred revenues	—	12,741
Research credits	2,653	2,596
Stock-based compensation	1,412	1,553
Other	1,247	523

Total deferred tax assets	34,961	50,470
Valuation allowance	(34,961)	(50,470)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $15.5 million and increased by $13.1 million for the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $78.3 million and research credits of approximately $2.2 million, which will expire beginning in the year 2021. The Company also had state net operating loss carry-forwards of approximately $78.1 million, which expire beginning in 2014. The Company also had state research credits of approximately $2.1 million, which have no expiration date. Certain amounts included in these carry-forwards will be recorded to equity, rather than a benefit to income tax expense, when they reduce cash taxes payable.

Utilization of the net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Such limitations may also result form the change in ownership resulting from the Company’s merger with TPI. The annual limitation may result in the expiration of net operating loss carry-forwards and credits before utilization.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. As of the date of adoption, the Company recorded a $1.2 million reduction to deferred tax assets and the associated valuation allowance for unrecognized tax benefits. If the unrecognized tax benefits were recognized, there would be no impact on the effective tax rate. The Company’s policy is to record interest and penalties in tax expense in the statements of operations. The Company does not expect any material changes to the unrecognized tax benefit during 2009.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	2008	2007
Balance as of January 1	$1,335	$1,250
Decreases related to current year tax positions	(38)	—
Increases related to current year tax positions	15	85

Balance as of December 31	$1,312	$1,335

The Company files U.S. and state income tax returns with varying statutes of limitations. The tax years from inception in 2001 forward remain open to examination due to the carryover of unused net operating losses and tax credits.

As discussed in Note 7 to the financial statements, the Company received non-refundable upfront payments from Schering totaling $60 million in July 2007. For financial reporting purposes, $5.2 million was recognized as revenue during 2007 and $54.8 million was recorded as deferred revenue at December 31, 2007, and subsequently recognized as revenue during the first half of 2008. For income tax purposes, the Company elected the “full inclusion” method of income tax accounting for recognition of all its non-refundable upfront payments, as provided by the Internal Revenue Code and Revenue Procedure 2004-34, thereby recognizing the entire $60 million as taxable income for the year ended December 31, 2007. Further, for 2007 the Company utilized its net operating loss carry-forwards to offset all regular taxable income and was not subject to federal alternative minimum tax because of an exception available to it under the Internal Revenue Code, given its status as a “small corporation” for that year.

11. Supplemental Financial Information

Quarterly Results of Operations (Unaudited)

The following table presents the Novacea unaudited statements of operations data for each of the eight quarters in the period ended December 31, 2008. The information has been presented on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and related notes. All per share amounts reflect a 1-for-5 reverse stock split effective January 2009. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

Unaudited Quarterly Results of Operations

(in thousands, except per share amounts)

	Three Months Ended
	Dec 31, 2008	Sept 30, 2008	June 30, 2008	March 31, 2008	Dec 31, 2007	Sept 30, 2007	June 30, 2007	March 31, 2007
Collaboration revenue	$—	$93	$53,739	$6,789	$7,981	$8,566	$136	$—
Operating expenses:
Research and development	118	1,932	4,124	5,507	7,507	9,552	11,444	7,552
General and administrative	4,634	5,612	3,210	3,440	4,386	3,634	5,384	3,875

Total operating expenses	4,752	7,544	7,334	8,947	11,893	13,186	16,828	11,427

Income (loss) from operations	(4,752)	(7,451)	46,405	(2,158)	(3,912)	(4,620)	(16,692)	(11,427)
Interest and other income, net	503	570	707	998	1,284	1,383	665	788

Net income (loss)	$(4,249)	$(6,881)	$47,112	$(1,160)	$(2,628)	$(3,237)	$(16,027)	$(10,639)

Net income (loss) per share:
Basic	$(0.82)	$(1.33)	$9.13	$(0.23)	$(0.52)	$(0.65)	$(3.44)	$(2.30)

Diluted	$(0.82)	$(1.33)	$9.08	$(0.23)	$(0.52)	$(0.65)	$(3.44)	$(2.30)

Shares used in computing net income (loss) per share:
Basic	5,183	5,174	5,160	5,136	5,052	4,985	4,661	4,619

Diluted	5,183	5,174	5,190	5,136	5,052	4,985	4,661	4,619

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission, or SEC, rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

(b)	Internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We maintain a system of internal control that is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed our internal control over financial reporting as of December 31, 2008, the end of our last fiscal year. Management based its assessment on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

There have not been any changes in our internal controls over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

The information contained under this caption “Internal control over financial reporting” shall not be deemed to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

(c)	Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our control system are met.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item 10 is incorporated herein by reference to our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

The information regarding our Section 16 beneficial ownership reporting compliance is incorporated by reference from our definitive Proxy Statement described above, where it appears under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics. The code of business conduct applies to all of our employees, officers and directors. The full texts of our codes of business conduct and ethics are posted on our website at http://www.transcept.com under the Investor Relations section. We intend to disclose future amendments to our codes of business conduct and ethics, or certain waivers of such provisions, at the same location on our website identified above and also in public filings. The inclusion of our website address in this report does not include or incorporate by reference the information on our website into this report.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated by reference to our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by stockholders	556,277	(2)	$19.63	(3)	564,094
Equity compensation plans not approved by stockholders	—		—		—

Total	556,277		$19.63		564,094

(1)

The number of authorized shares under the 2006 Stock Plan automatically increases on January 1 of each year by a number of shares equal to the lesser of (i) 2,000,000 shares, (ii) 4.5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board of Directors.
(2)	Includes 517,650 shares relating to outstanding options and 38,627 shares relating to outstanding restricted stock unit awards.
(3)	Represents the weighted average exercise price of outstanding options. Restricted stock unit awards are excluded, as they do not have an exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Index to Financial Statements under Item 8 on page 61.

(a)(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a)(3) Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this report.

Exhibit Index

Exhibit No.	Description of Exhibit
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of August 29, 2008, by and among Novacea, Pivot Acquisition, Inc. and TPI.

2.2(1)	Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 23, 2008, by and among Novacea, Pivot Acquisition, Inc. and TPI

3.1(2)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(2)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(3)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(3)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(3)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(4)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

10.1(4)	Novacea 2001 Stock Option Plan and forms of agreements relating thereto.

10.2(5)	Novacea 2006 Equity Incentive Plan, as amended, and forms of agreements relating thereto.

10.3(3)	TPI Amended and Restated 2002 Stock Option Plan and forms of agreements relating thereto.

10.4(6)	Form of Indemnification Agreement made by and between Novacea and each of its directors and executive officers.

10.5(4)	Agreement, dated as of August 4, 2003, by and between Novacea and Aventis Pharmaceuticals Inc.

10.6(7)	Office Lease, by and between Kashiwa Fudosan America, Inc. and Novacea, dated as of May 15, 2007.

Exhibit No.	Description of Exhibit
10.7(3)	Lease, by and between TPI and Point Richmond R&D Associates, L.P., dated as of February 22, 2006.

10.8(3)	First Amendment to Lease, by and between TPI and Point Richmond R&D Associates, L.P., dated as of June 27, 2007.

10.9(3)†	Supply Agreement, by and between TPI and Plantex USA, Inc., dated as of March 31, 2006.

10.10(3)†	Letter Agreement, by and between TPI and Plantex USA, Inc., dated as of August 6, 2008.

10.11(3)†	Packaging and Supply Agreement, by and between TPI and Anderson Packaging, Inc., dated as of September 14, 2006.

10.12(3)†	Amendment to Packaging and Supply Agreement, by and between TPI and Anderson Packaging, Inc., dated as of September 14, 2006.

10.13(3)†	Manufacturing Services Agreement, by and between TPI and Patheon Pharmaceuticals, Inc., dated as of October 6, 2006.

10.14(3)†	Amendment #1 to Manufacturing Services Agreement, by and between TPI and Patheon Pharmaceuticals, Inc., dated as of January 1, 2008.

10.15(3)†	Supply and Sublicense Agreement, by and between TPI and Mikart, Inc., dated as of January 22, 2008.

10.16(3)†	Manufacturing and Supply Agreement, by and between TPI and Mikart, Inc., dated as of August 21, 2008.

10.17(3)†	Packaging and Supply Agreement, by and between TPI and Sharp Corporation, dated as of June 16, 2008.

10.18(3)†	Supply and License Agreement, by and between TPI and SPI Pharma, Inc., dated as of June 27, 2006.

10.19(3)†	Amendment #1 to Supply and License Agreement, by and between TPI and SPI Pharma, Inc., dated as of March 14, 2008.

10.20(3)†	Supply Agreement, by and among TPI and SPI Pharma, Inc., dated as of July 23, 2007.

10.21(3)	Offer Letter dated June 4, 2008, by and between TPI and Susan L. Koppy, including Side Letter dated August 20, 2008.

10.22(3)	Offer Letter dated April 15, 2008, by and between TPI and Terrence Moore, including Side Letter dated August 20, 2008 and Side Letter dated December 23, 2008.

10.23(8)	Executive Severance Benefits Agreement by and between Edward F. Schnipper, M.D. and Novacea.

10.24(8)	Offer Letter by and between Edward F. Schnipper, M.D. and Novacea.

10.25(9)	Executive Severance Benefits Agreement by and between Edward C. Albini and Novacea.

10.26(10)	Amendment to Executive Severance Benefits Agreement by and between Edward C. Albini and Novacea.

10.27(9)	Executive Severance Benefits Agreement by and between Amar Singh and Novacea.

10.28(10)	Amendment to Executive Severance Benefits Agreement by and between Amar Singh and Novacea.

10.29(5)	Amended and Restated Director Compensation Policy.

10.30(12)	Amended and Restated Chief Executive Officer Agreement by and between John Walker and Novacea, dated as of September 19, 2007.

Exhibit No.	Description of Exhibit
10.31(13)†	License, Development and Commercialization Agreement, dated May 29, 2007, by and between Schering Corporation and Novacea.

10.32	Second Amendment to Lease, by and between Transcept and Point Richmond R&D Associates, L.P., dated as of February 20, 2009.

10.33	Lease, by and between Transcept and Point Richmond R&D Associates II, LLC, dated as of February 20, 2009.

10.34	Offer Letter dated March 4, 2009, by and between Transcept Pharmaceuticals, Inc., and Joseph Kennedy.

10.35	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc., and Joseph Kennedy dated March 4, 2009.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registration Statement on Form S-4, Securities and Exchange Commission file number 333-153844, as declared effective on December 29, 2008.
(2)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(3)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(4)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.
(5)	Incorporated by reference to the Annual Report on Form 10-K filed on April 2, 2007.
(6)	Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on May 2, 2006.
(7)	Incorporated by reference to the Annual Report on Form 10-K filed on March 17, 2008.
(8)	Incorporated by reference to the Current Report on Form 8-K filed on November 27, 2007.
(9)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on April 14, 2006.
(10)	Incorporated by reference to the Current Report on Form 8-K filed on December 18, 2007.
(11)	Incorporated by reference to the Current Report on Form 8-K filed on December 18, 2006.
(12)	Incorporated by reference to the Current Report on Form 8-K filed on September 24, 2007.
(13)	Incorporated by reference to the Current Report on Form 8-K filed on June 1, 2007.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

(b) Exhibits

See Exhibits listed under Item 15(a)(3) above.

(c) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Point Richmond, State of California, on the 30th day of March, 2009.

Transcept Pharmaceuticals, Inc.

By:	/s/ GLENN A. OCLASSEN
Glenn A. Oclassen President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Glenn A. Oclassen and Thomas P. Soloway his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GLENN A. OCLASSEN Glenn A. Oclassen	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 30, 2009

/s/ THOMAS P. SOLOWAY Thomas P. Soloway	Senior Vice President, Operations and Chief Financial Officer (Principal Financial Officer)	March 30, 2009

/s/ MARILYN E. WORTZMAN Marilyn E. Wortzman	Vice President, Finance (Principal Accounting Officer)	March 30, 2009

/s/ CHRISTOPHER B. EHRLICH Christopher B. Ehrlich	Director	March 30, 2009

/s/ THOMAS D. KILEY Thomas D. Kiley	Director	March 30, 2009

/s/ KATHLEEN D. LAPORTE Kathleen D. LaPorte	Director	March 30, 2009

/s/ JAKE R. NUNN Jake R. Nunn	Director	March 30, 2009

Signature	Title	Date

/s/ G. KIRK RAAB G. Kirk Raab	Chairman of the Board of Directors	March 30, 2009

/s/ FREDERICK J. RUEGSEGGER Frederick J. Ruegsegger	Director	March 30, 2009

/s/ CAMILLE D. SAMUELS Camille D. Samuels	Director	March 30, 2009

/s/ DANIEL K. TURNER III Daniel K. Turner III	Director	March 30, 2009

/s/ JOHN P. WALKER John P. Walker	Director	March 30, 2009

Exhibit Index

Exhibit No.	Description of Exhibit
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of August 29, 2008, by and among Novacea, Pivot Acquisition, Inc. and TPI.

2.2(1)	Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 23, 2008, by and among Novacea, Pivot Acquisition, Inc. and TPI

3.1(2)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(2)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(3)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(3)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(3)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(4)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

10.1(4)	Novacea 2001 Stock Option Plan and forms of agreements relating thereto.

10.2(5)	Novacea 2006 Equity Incentive Plan, as amended, and forms of agreements relating thereto.

10.3(3)	TPI Amended and Restated 2002 Stock Option Plan and forms of agreements relating thereto.

10.4(6)	Form of Indemnification Agreement made by and between Novacea and each of its directors and executive officers.

10.5(4)	Agreement, dated as of August 4, 2003, by and between Novacea and Aventis Pharmaceuticals Inc.

10.6(7)	Office Lease, by and between Kashiwa Fudosan America, Inc. and Novacea, dated as of May 15, 2007.
10.7(3)	Lease, by and between TPI and Point Richmond R&D Associates, L.P., dated as of February 22, 2006.

10.8(3)	First Amendment to Lease, by and between TPI and Point Richmond R&D Associates, L.P., dated as of June 27, 2007.

10.9(3)†	Supply Agreement, by and between TPI and Plantex USA, Inc., dated as of March 31, 2006.

10.10(3)†	Letter Agreement, by and between TPI and Plantex USA, Inc., dated as of August 6, 2008.

10.11(3)†	Packaging and Supply Agreement, by and between TPI and Anderson Packaging, Inc., dated as of September 14, 2006.

10.12(3)†	Amendment to Packaging and Supply Agreement, by and between TPI and Anderson Packaging, Inc., dated as of September 14, 2006.

10.13(3)†	Manufacturing Services Agreement, by and between TPI and Patheon Pharmaceuticals, Inc., dated as of October 6, 2006.

10.14(3)†	Amendment #1 to Manufacturing Services Agreement, by and between TPI and Patheon Pharmaceuticals, Inc., dated as of January 1, 2008.

10.15(3)†	Supply and Sublicense Agreement, by and between TPI and Mikart, Inc., dated as of January 22, 2008.

1

Exhibit No.	Description of Exhibit

10.16(3)†	Manufacturing and Supply Agreement, by and between TPI and Mikart, Inc., dated as of August 21, 2008.

10.17(3)†	Packaging and Supply Agreement, by and between TPI and Sharp Corporation, dated as of June 16, 2008.

10.18(3)†	Supply and License Agreement, by and between TPI and SPI Pharma, Inc., dated as of June 27, 2006.

10.19(3)†	Amendment #1 to Supply and License Agreement, by and between TPI and SPI Pharma, Inc., dated as of March 14, 2008.

10.20(3)†	Supply Agreement, by and among TPI and SPI Pharma, Inc., dated as of July 23, 2007.

10.21(3)	Offer Letter dated June 4, 2008, by and between TPI and Susan L. Koppy, including Side Letter dated August 20, 2008.

10.22(3)	Offer Letter dated April 15, 2008, by and between TPI and Terrence Moore, including Side Letter dated August 20, 2008 and Side Letter dated December 23, 2008.

10.23(8)	Executive Severance Benefits Agreement by and between Edward F. Schnipper, M.D. and Novacea.

10.24(8)	Offer Letter by and between Edward F. Schnipper, M.D. and Novacea.

10.25(9)	Executive Severance Benefits Agreement by and between Edward C. Albini and Novacea.

10.26(10)	Amendment to Executive Severance Benefits Agreement by and between Edward C. Albini and Novacea.

10.27(9)	Executive Severance Benefits Agreement by and between Amar Singh and Novacea.

10.28(10)	Amendment to Executive Severance Benefits Agreement by and between Amar Singh and Novacea.

10.29(5)	Amended and Restated Director Compensation Policy.

10.30(12)	Amended and Restated Chief Executive Officer Agreement by and between John Walker and Novacea, dated as of September 19, 2007.
10.31(13)†	License, Development and Commercialization Agreement, dated May 29, 2007, by and between Schering Corporation and Novacea.

10.32	Second Amendment to Lease, by and between Transcept and Point Richmond R&D Associates, L.P., dated as of February 20, 2009.

10.33	Lease, by and between Transcept and Point Richmond R&D Associates II, LLC, dated as of February 20, 2009.

10.34	Offer Letter dated March 4, 2009, by and between Transcept Pharmaceuticals, Inc., and Joseph Kennedy.

10.35	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc., and Joseph Kennedy dated March 4, 2009.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2

(1)	Incorporated by reference from the Registration Statement on Form S-4, Securities and Exchange Commission file number 333-153844, as declared effective on December 29, 2008.
(2)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(3)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(4)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.
(5)	Incorporated by reference to the Annual Report on Form 10-K filed on April 2, 2007.
(6)	Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on May 2, 2006.
(7)	Incorporated by reference to the Annual Report on Form 10-K filed on March 17, 2008.
(8)	Incorporated by reference to the Current Report on Form 8-K filed on November 27, 2007.
(9)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on April 14, 2006.
(10)	Incorporated by reference to the Current Report on Form 8-K filed on December 18, 2007.
(11)	Incorporated by reference to the Current Report on Form 8-K filed on December 18, 2006.
(12)	Incorporated by reference to the Current Report on Form 8-K filed on September 24, 2007.
(13)	Incorporated by reference to the Current Report on Form 8-K filed on June 1, 2007.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

3