Form 10-Q
period 2009-03-31
Transcept Pharmaceuticals Inc
filed 2009-05-15
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 000 – 51967

TRANSCEPT PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	33-0960223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1003 W. Cutting Blvd., Suite #110 Pt. Richmond, California 94804	94804
(Address of principal executive offices)	(Zip Code)

(510) 215-3500

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such other shorter period that the registrant was required to submit and post
such files).      Yes  ☐    No  ☐

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

As of May 13, 2009, 13,115,421 shares of our Common Stock, $0.001 par value, were outstanding.

Index to Financial Statements

Transcept Pharmaceuticals, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$35,039,350	$4,431,505
Marketable securities	45,926,992	7,250,987
Prepaid and other current assets	1,878,460	381,836
Restricted cash	200,000	200,000

Total current assets	83,044,802	12,264,328
Property and equipment, net	1,457,536	1,450,216
Goodwill	2,961,664	—
Other assets	826,243	65,970

Total assets	$88,290,245	$13,780,514

Liabilities, convertible preferred stock and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$1,314,743	$575,269
Accrued liabilities	3,098,358	1,468,415
Assumed lease liability, short-term portion	233,568	—
Loan payable, short-term portion	42,139	3,347,010

Total current liabilities	4,688,808	5,390,694
Warrant liability	—	599,845
Deposit for stock purchase	75,697	87,656
Deferred rent	82,695	77,044
Assumed lease liability, long-term portion	583,919	—
Loan payable, long-term portion	158,774	169,636

Total liabilities	5,589,893	6,324,875
Commitments and contingencies (Note 6)
Convertible preferred stock: $0.001 par value; 7,593,091 shares authorized; 0 shares issued and outstanding at March 31, 2009; Series A - 60,212, Series B - 1,126,020, Series C - 2,838,091 and Series D - 3,325,647 shares issued and outstanding at December 31, 2008	—	71,036,951
Stockholders’ equity (net capital deficiency):
Common stock, $0.001 par value; 100,000,000 shares authorized; 13,064,398 and 454,676 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	13,064	455
Additional paid-in capital	156,302,253	1,503,841
Deficit accumulated during the development stage	(73,649,197)	(65,111,433)
Accumulated other comprehensive income	34,232	25,825

Total stockholders’ equity (net capital deficiency)	82,700,352	(63,581,312)

Total liabilities, convertible preferred stock and stockholders’ equity (net capital deficiency)	$88,290,245	$13,780,514

See accompanying notes.

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Period From Inception (January 8, 2002) to March 31, 2009
	2009	2008
Operating expenses:
Research and development	$2,221,884	$3,610,595	$45,549,285
General and administrative	4,213,770	1,512,368	25,206,493
Merger related transaction costs	2,223,860	—	4,190,623

Total operating expenses	8,659,514	5,122,963	74,946,401

Loss from operations	(8,659,514)	(5,122,963)	(74,946,401)
Interest income	87,735	336,184	3,919,791
Interest expense	(165,658)	(236,842)	(2,531,305)
Other income (expense), net	199,673	(48,715)	443,913
Interest expense related to bridge loan warrants	—	—	(535,195)

Net loss	(8,537,764)	(5,072,336)	(73,649,197)
Deemed dividend - Series C convertible preferred stockholders	—	—	(457,874)

Loss attributable to common stockholders	$(8,537,764)	$(5,072,336)	$(74,107,071)

Basic and diluted net loss per share	$(0.95)	$(14.11)

Weighted average common shares outstanding	9,003,067	359,602

See accompanying notes.

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		Period From Inception (January 8, 2002)
	2009	2008	to March 31, 2009
Operating activities
Net loss	$(8,537,764)	$(5,072,336)	$(73,649,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130,044	124,777	1,274,108
Noncash expense for issuance of Series C warrants	—	—	535,195
Stock-based compensation	217,643	146,239	1,421,172
Amortization of loan costs	27,661	9,220	122,938
Amortization of discount (warrants) on debt	47,332	46,821	439,969
Amortization of assumed lease liability	(38,928)	—	(38,928)
Remeasurement of preferred stock warrants	(199,673)	40,369	(574,991)
Loss on disposals of fixed assets	6,751	3,487	20,566
Loss on sale of marketable securities	—	—	15,682
Amortization (accretion) of premium/ discount on available for sale securities	89,320	(206,535)	(1,564,434)
Changes in operating assets and liabilities:
Prepaid and other current assets	(148,831)	127,341	(530,667)
Other assets	(17,934)	—	(179,180)
Accounts payable	739,473	(147,869)	1,314,741
Accrued liabilities	(339,013)	(833,985)	1,071,761
Deferred rent	5,651	1,727	33,283

Net cash used in operating activities	(8,018,268)	(5,760,744)	(70,287,982)
Investing activities
Purchases of property and equipment, net	(151,615)	(78,578)	(2,441,742)
Purchases of marketable securities	(13,133,025)	(7,750,519)	(147,732,179)
Maturities and sales of marketable securities	7,250,493	14,521,474	136,262,557
Cash and cash equivalents received from the merger	47,986,875	—	47,986,875
Transfer to restricted cash	—	—	(200,000)

Net cash provided by investing activities	41,952,728	6,692,377	33,875,511
Financing Activities
Proceeds from issuance of long-term debt	—	—	10,000,000
Payments on long-term debt	(3,353,060)	(873,625)	(10,000,000)
Proceeds from issuances of convertible preferred stock, net	—	—	71,106,951
Repurchase of convertible preferred stock	—	—	(70,000)
Proceeds from issuance of common stock, net	26,445	—	415,935
Repurchase of common stock	—	—	(1,065)

Net cash (used in) provided by financing activities	(3,326,615)	(873,625)	71,451,821
Net increase in cash and cash equivalents	30,607,845	58,008	35,039,350
Cash and cash equivalents at beginning of period	4,431,505	5,695,849	—

Cash and cash equivalents at end of period	$35,039,350	$5,753,857	$35,039,350

See accompanying notes.

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

1. Organization and Summary of Significant Accounting Policies

Transcept Pharmaceuticals, Inc. (“Transcept” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the field of neuroscience. Transcept is a development stage company whose activities to date have been primarily performing research and development, hiring personnel, establishing collaborative arrangements, and raising capital to support and expand these activities. The lead Transcept product candidate, Intermezzo®, completed Phase 3 clinical trials, and on September 30, 2008, Transcept submitted a New Drug Application (“NDA”) for Intermezzo® to the U.S. Food and Drug Administration (“FDA”) which was accepted for filing on December 15, 2008. Transcept operates in one business segment.

Prior to January 30, 2009, the name of the Company was Novacea Inc. (“Novacea”). On August 29, 2008, Novacea, Pivot Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Novacea and Transcept Pharmaceuticals, Inc., a private Delaware corporation (“TPI”), entered into an Agreement and Plan of Merger and Reorganization, which was amended on December 23, 2008 (collectively referred to as the “Merger Agreement”). On January 30, 2009, Novacea completed its business combination with TPI in accordance with the terms of the Merger Agreement, pursuant to which TPI became a wholly-owned subsidiary of Novacea (referred to as the “Merger”). Also on January 30, 2009, in connection with the Merger, Novacea effected a 1-for-5 reverse stock split of its common stock, and the name of Novacea was changed to “Transcept Pharmaceuticals, Inc.” The Merger, reverse stock split and the name change of Novacea were approved by the stockholders of Novacea at a special meeting of Novacea stockholders held on January 27, 2009. These financial statements reflect the historical results of TPI prior to the Merger and that of the combined company following the Merger, and do not include the historical results of Novacea prior to the completion of the Merger. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the Merger, and the 1-for-5 reverse stock split of the common stock on January 30, 2009.

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

As part of the consummation of the Merger, Novacea securities listed on the NASDAQ Global Market, trading under the ticker symbol “NOVC,” were suspended for trading as of the close of business on January 30, 2009 and trading of Transcept securities on the NASDAQ Global Market under the ticker symbol “TSPT” commenced on February 2, 2009.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009 or for any other interim period or any other future year.

The accompanying unaudited condensed financial statements and notes to financial statements should be read in conjunction with the Company’s audited financial statements in its Current Report on Form 8-K/A for the year ended December 31, 2008, as filed with the United States Securities and Exchange Commission on March 31, 2009.

Need to Raise Additional Capital

As of March 31, 2009, the Company had cash, cash equivalents and marketable securities of $81.0 million, working capital of $78.4 million, and accumulated deficit of approximately $73.6 million. Management expects to continue to incur additional losses in the foreseeable future as the Company continues its research and development activities and prepares for the commercialization of Intermezzo®. Management believes that cash and marketable securities balances on hand at March 31, 2009 will be sufficient to fund planned expenditures for at least the next twelve months. Although management recognizes the need to raise additional funds in the future, there can be no assurance that the Company will be successful in consummating any such financing transaction, or if the Company does consummate such a transaction, that the terms and conditions of such transaction will not be unfavorable. Any failure to obtain additional funding will have a material negative effect on the Company and will likely result in a substantial reduction in the scope of the Company’s operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates. Management makes estimates when preparing the financial statements including those relating to clinical trials, stock-based compensation and warranty liability valuation.

Significant Accounting Policies

Cash and Cash Equivalents

The Company invests its excess cash in bank deposits, money market accounts, and other marketable securities. The Company considers all highly liquid investments purchased with a maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value. The Company invests in money market securities in a U.S. bank and is exposed to credit risk in the event of default by the financial institution to the extent of amounts recorded on the balance sheet.

Restricted cash represents a Certificate of Deposit (“CD”) which functions as security for the Company credit cards with the domestic financial institution that issued the credit cards. The CD will remain as security concurrent with the continuation of the Company credit card program.

Marketable Securities

All marketable securities have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are included in other comprehensive net loss and reported as a

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

separate component of stockholders’ equity (net capital deficiency). Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest on marketable securities is included in interest income. The net carrying value of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, over the estimated life of the security. Such amortization is computed under the effective interest method and included in interest income.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.

Long-Lived Assets

Long-lived assets include property and equipment. The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount or appraised value, as appropriate. Through March 31, 2009, there have been no such impairments.

Goodwill

Goodwill represents purchase consideration in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized, but tested for impairment annually at year-end, and at any time when events suggest impairment may have occurred. The Company’s goodwill impairment test is performed by comparing the fair value of the reporting unit to the carrying value of the reporting unit. The Company has one reporting unit to which the goodwill is assigned and tested for impairment. In the event the carrying value of a reporting unit exceeds its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value. Goodwill as of March 31, 2009 was approximately $3.0 million, and was recorded in connection with our merger with Novacea (see Note 2). Through March 31, 2009, there have been no impairments.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist of salaries and benefits, travel and related expenses, lab supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on behalf of the Company.

Comprehensive Net Loss

The Company reports comprehensive net loss in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income (“SFAS No. 130”). Among other things, SFAS No. 130 requires unrealized gains or losses on the Company’s available-for-sale marketable securities to be included in other comprehensive loss and be reported as a separate component of stockholders’ equity (net capital deficiency).

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

Income Taxes

The Company utilizes the liability method of accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) and interpreted by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN No. 48”). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Uncertain tax positions are evaluated in accordance with FIN No. 48 and if appropriate, the amount of unrecognized tax benefits are recorded within deferred tax assets. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Currently, there is no provision for income taxes as the Company has incurred operating losses to date.

Clinical Trials

The Company accrues and expenses costs for clinical trial activities performed by third parties, including clinical research organizations and clinical investigators, based upon estimates made of the work completed as of the reporting date, in accordance with agreements established with contract research organizations and clinical trial sites and the agreed upon fee to be paid for the services. The Company determines these estimates through discussion with internal personnel and outside service providers as to the progress or stage of completion of the trials or services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial and reduced by any initial payment made to the clinical trial site when the first patient is enrolled.

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the prospective transition method and therefore, prior period results have not been restated. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (“APB Opinion No. 25”), and its related interpretations, and revises guidance in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under the prospective transition method, those options issued prior to January 1, 2006 and valued using the minimum value method are excluded from the fair value accounting of SFAS No. 123(R). SFAS No. 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. Additionally, under the provisions of SFAS No. 123(R), the Company is required to include an estimate of the number of awards that will be forfeited in calculating compensation costs, which are recognized over the requisite service period of the awards on a straight-line basis.

During the three month periods ended March 31, 2009 and March 31, 2008, the Company recorded employee share-based compensation costs of $210,313 and $143,209, respectively, in accordance with the provisions of SFAS No. 123(R). No related tax benefits of share-based compensation costs have been recognized since the Company’s inception.

Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, and its related interpretations, to account for its equity-based awards to employees and directors, and had adopted the disclosure-only provisions of SFAS No. 123. The Company continues to account for stock awards issued to employees prior to January 1, 2006 under the recognition and measurement provisions of APB Opinion No. 25, and related interpretations, as permitted by SFAS No. 123(R).

The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair-value approach. The equity instruments, consisting of stock options and warrants granted to lenders and consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the term of the related financing or the period over which services are received.

Warrants to Purchase Convertible Preferred Stock

Effective July 1, 2005, the Company adopted the provisions of FASB Staff Position No. 150-5, Issuer’s Accounting Under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That are Redeemable, (“FSP 150-5”), an interpretation of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Under FSP 150-5, freestanding warrants to purchase shares of convertible preferred stock were classified as liabilities on the consolidated balance sheets at fair value because the warrants may conditionally obligate the Company to transfer assets at some point in the future. The warrants were subject to remeasurement at each balance sheet date, and any change in fair value was recognized as a component of other income (expense), net in the statements of operations.

The Company recorded $199,673 and ($40,369) in other income (expense), net relating to changes in fair value of all preferred stock warrants during the three month periods ended March 31, 2009 and March 31, 2008, respectively. The Company continued to record adjustments to the fair value of the warrants until the closing of the merger transaction on January 30, 2009, when they became warrants to purchase shares of

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

common stock, wherein the warrants were no longer subject to FSP 150-5. As of January 30, 2009, $400,172, the then-current aggregate fair value of these warrants, was reclassified from a liability to additional paid-in capital, a component of stockholders’ equity.

Concentration of Credit Risk

Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company’s investment policy restricts investments to high-quality investments and limits the amounts invested with any one issuer other than U.S. Treasury debt obligations, U.S. agency debt obligations, or Securities and Exchange Commission (“SEC”) registered money market funds. The goals of the investment policy are as follows: preservation of capital, fulfillment of liquidity needs, maximization of investment performance, and fiduciary control of cash and investments. The Company’s exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of the Company’s investments are in short-term debt securities.

Recently Adopted Accounting Standards

Effective January 1, 2009, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for nonfinancial assets and liabilities. The adoption of SFAS No. 157 for nonfinancial assets and liabilities did not have a material effect on the Company’s results of operations and financial condition.

Effective January 1, 2009, the Company adopted SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R amends SFAS No. 141 and retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company has recorded its acquisition of Novacea in accordance with the provision of SFAS No. 141R. See Note 2, “Merger Agreement” for further details.

2. Merger Agreement

As described in Note 1, the Company completed the Merger on January 30, 2009. Pursuant to the Merger, stockholders of TPI exchanged their shares of TPI stock for a total of 7,882,622 shares of Transcept common stock and a total of 156,007 warrants to purchase Transcept common stock. Immediately following the Merger, approximately 61% of the fully-diluted shares of Transcept common stock were owned by former stockholders of TPI. For accounting purposes, TPI was deemed to be the acquiring company, and the Merger was accounted for as a reverse acquisition.

The purchase consideration was approximately $83.1 million. The purchase consideration was determined based on the fair value of the net assets exchanged.

Transcept and Novacea completed the Merger principally to continue the development of the late-stage product candidate held by TPI utilizing the additional cash resources held by Novacea.

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

Allocation of total purchase consideration:

Under the purchase method of accounting, the total purchase consideration was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of January 30, 2009. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. The allocation of the purchase price is as follows (in thousands):

Allocation of Purchase Price
Cash, cash equivalents and marketable securities	$80,861
Other assets	3,794
Goodwill	2,962
Existing assumed liabilities	(1,466)
Assumed lease liability	(856)
Assumed severance, retention and other merger related obligations	(2,177)

Total	$83,118

Goodwill is derived from the value of the combined company with additional resources to bring its late-stage product candidate, if approved by the FDA, to commercialization.

Assumed severance, retention and other merger related obligations:

Upon completion of the merger on January 30, 2009, the Company became liable to pay approximately $2.2 million in payments due to Novacea employees upon a change in control, of which $1.7 million has been paid as of March 31, 2009. None of these payments required on-going services of the employees subsequent to the change of control.

Pro forma information:

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Merger had taken place as of January 1, 2008 (in thousands, except per share information):

	Three Months Ended March 31,
	2009	2008
Revenue	$—	$6,789
Net loss attributable to common stockholders	$(9,310)	$(6,232)

Pro forma basic and diluted net loss per share	$(0.71)	$(0.49)

Weighted average shares-basic and diluted	13,044	12,846

The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the Merger been completed at the beginning of the respective periods or of the results that may occur in the future.

3. Results of Operations

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of vested shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common securities, including options and common stock subject to repurchase.

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

The following table presents the calculation of basic and diluted net loss per share (unaudited):

	Three months ended March 31,
	2009	2008
Numerator:
Loss attributable to common stockholders	$(8,537,764)	$(5,072,336)

Denominator:
Weighted average common shares outstanding	9,055,315	447,091
Less: Weighted average common shares subject to repurchase	(52,248)	(87,489)

Denominator for basic and diluted net loss per share attributable to common stockholders	9,003,067	359,602

Basic and diluted net loss per share attributable to common stockholders	$(0.95)	$(14.11)

The following outstanding shares subject to options and warrants to purchase common stock, common stock subject to repurchase, convertible preferred stock and shares subject to warrants to purchase convertible preferred stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from dilutive securities computation (unaudited):

	March 31,
	2009	2008
Shares subject to options to purchase common stock	2,025,015	1,058,761
Shares subject to warrants to purchase common stock	156,007	3,357
Common stock subject to repurchase	47,039	82,304
Convertible preferred stock (as-converted basis)	—	7,349,970
Shares subject to warrants to purchase convertible preferred stock	—	156,007

Total	2,228,061	8,650,399

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized gains (losses) on available-for-sale securities. Total comprehensive income (loss) for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31,
	2009	2008
Net loss	$(8,537,764)	$(5,072,336)
Changes in unrealized gain (loss) on marketable securities	8,407	54,169

Comprehensive net loss	$(8,529,357)	$(5,018,167)

4. Fair Value

On January 1, 2008, the Company adopted SFAS No. 157 as it applies to its financial assets and financial liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the estimated exit price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

measurement date rather than on an entry price which represents the purchase price of an asset or liability. SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

•	Level 1 - Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 - Unobservable inputs (i.e. inputs that reflect the reporting entity’s own assumptions about the assumptions that market participants would use in estimating the fair value of an asset or liability) are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) and liabilities (convertible preferred stock warrant liabilities) measured at fair value on a recurring basis as of March 31, 2009:

		Fair Value Measurements at Reporting Date Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200,159	$200,159	$—	$—
Money market funds	24,621,877	24,621,877	—
U.S. government sponsored enterprise issues	56,188,948	—	56,188,948	—

	$81,010,984	$24,822,036	$56,188,948	$—

The following table sets forth the changes in the fair value of our Level 3 financial liabilities (convertible preferred stock warrant liabilities), which were measured at fair value on a recurring basis for the period ended March 31, 2009:

Fair value as of December 31, 2008	$599,845
Transfer to equity upon conversion of preferred stock to common stock on January 30, 2009	(400,172)
Change in fair value	(199,673)

Fair value as of March 31, 2009	$—

The decrease in fair value of the convertible preferred stock warrant liabilities of $199,673 was recognized in other income (expense), net in the statements of operations. Concurrent with the Merger as described in Note 1 above, the warrants to purchase preferred stock were converted into warrants to purchase common stock with the same exercise prices and expiration dates, and the aggregate fair value of these warrants was reclassified from a liability to additional paid-in capital, a component of stockholders’ equity.

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

No other assets and liabilities were carried at fair value as of March 31, 2009.

5. Loans and Security Agreement

In February 2006, the Company entered into a Loan and Security Agreement (the “Agreement”) with Hercules Technology Growth Capital (“Hercules”). Under the terms of the Agreement, the Company was initially entitled to draw up to $4.0 million. This amount was raised to $10.0 million upon reaching certain development milestones, which were achieved in October 2006. Interest under the loan was fixed at prime plus 2.69% at the date of the initial draw. The Company drew down an advance of $4.0 million on May 31, 2006, and drew down the remaining available advance of $6.0 million on December 28, 2006, against which interest accrued at rates of 10.69% and 10.94%, respectively. The draw required interest only repayment for the period from initial borrowing to December 31, 2006. Principal and interest repayment commenced in January 2007, to be continued for 33 months. Under the terms of the Agreement, the Loan was secured by a perfected first priority security interest in all of the Company’s tangible and intangible assets owned or subsequently acquired, except for intellectual property. On February 3, 2009, the Company repaid the remaining outstanding principal and interest under this loan, in the amount of $2,763,437, which included a 2% prepayment charge. The prepayment charge of $54,153 was included in interest expense for the period ended March 31, 2009.

In connection with the Agreement, the Company was required to pay approximately $123,000 in facility and other fees. These fees have been capitalized in other assets and were being amortized to interest expense over the term of the loan. In conjunction with the full repayment of the loan in February 2009, as noted above, the remaining facility and other fees of $27,661 were amortized to interest expense during the first quarter of 2009.

In addition, in connection with the Agreement in May and December 2006, the Company issued warrants to purchase 61,452 shares of Series C convertible preferred stock at an exercise price of $8.136 per share. These warrants were valued using the Black-Scholes valuation model, and the resulting estimated fair value of the warrants at the date of issuance was $439,968, which was recorded as a debt discount to the credit facility in 2006. The discount was amortized to interest expense over the repayment period. In conjunction with the full repayment of the loan in February 2009, as noted above, the remaining debt discount of $47,332 was charged to interest expense during the first quarter of 2009.

6. Commitments and Contingencies

Leases

In February 2006, the Company signed an operating lease for its corporate offices that include approximately 11,600 square feet of office and laboratory space in Pt. Richmond, California. The lease term is for seven years, commencing on June 1, 2006. In June 2007, the Company amended this operating lease to add approximately 3,000 square feet of additional office space. The lease terms of this amendment coincide with the original lease agreement, with a separate commencement date of September 12, 2007. As part of this amendment, the landlord agreed to contribute $60,000 toward the costs of tenant improvements for the additional space. This landlord contribution is being amortized on a straight-line basis over the term of the lease as a reduction to rent expense.

On February 20, 2009, the Company signed an operating lease for 12,257 square feet of general office space in Pt. Richmond, California. The lease term commenced in March 2009 and terminates on May 31, 2013, with an option to renew for an additional five years. Total base rent payable by the Company from commencement of the lease through the end of the first term of the lease is approximately $0.8 million.

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

In June 2007, Novacea entered into an operating lease for 25,288 square feet for corporate facilities located in South San Francisco, California. The lease for the facilities is non-cancelable and has a five-year term with a total obligation of $3.6 million. The lease provides for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of an extension, market adjusted rates. As of March 31, 2009, the Company maintained a Certificate of Deposit acting as a security deposit of $770,000 required under conditions of the lease, which was recorded as a noncurrent asset on the Company’s balance sheet. On March 25, 2009, the Company entered into a sublease agreement dated as of March 24, 2009 for 18,368 square feet of the 25,288 square feet located in South San Francisco. The term of the sublease commences on or about June 1, 2009 and ends on October 31, 2012. Total base rent payable by sublease through the end of the term of the sublease is approximately $1.1 million. In connection with this sublease, on April 6, 2009 the Company has received an irrevocable standby letter of credit in the amount of $100,000, expiring May 31, 2010, as a security deposit.

7. Warrant liability

The Company has accounted for freestanding warrants related to shares that are redeemable in accordance with FASB Staff Position No. 150-5, Issuer’s Accounting Under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, or FSP 150-5, an interpretation of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Under FSP 150-5, freestanding warrants to purchase shares of convertible preferred stock are classified as liabilities on the balance sheets at fair value because the warrants may conditionally obligate the Company to transfer assets at some point in the future. The warrants are subject to re-measurement at each balance sheet date, and any change in fair value will be recognized as a component of other income (expense), net in the statements of operations. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option-pricing model, based on the estimated market value of the underlying convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying convertible preferred stock. The assumptions used in the Black-Scholes option-pricing model, especially the market value of the underlying convertible preferred stock and the expected volatility, are highly judgmental.

The Company continued to record adjustments to the fair value of the warrants at each balance sheet date until the closing of the merger transaction on January 30, 2009, when they became warrants to purchase shares of common stock, wherein the warrants were no longer subject to FSP 150-5. As of January 30, 2009, $400,172, the current aggregate fair value of these warrants, was reclassified from a liability to additional paid-in capital, a component of stockholders’ equity. The assumptions used for the January 30, 2009 Black Scholes valuations were as follows: risk free interest rate 1.32% - 2.27%, remaining contractual terms 3.75 years – 7.20 years and volatility 79% - 92%.

The Company will no longer record any related periodic fair value adjustments related to these warrants.

8. Convertible Preferred Stock

On January 30, 2009, pursuant to the Merger, the outstanding shares of convertible preferred stock were exchanged for a total of 7,349,970 shares of common stock. As of March 31, 2009, there are no issued or outstanding shares of redeemable convertible preferred stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and actual results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•

the timing of the U.S. Food and Drug Administration’s, or FDA’s, review of the new drug application, or NDA, for Intermezzo® and the potential receipt of correspondence from the FDA by the assigned July 30, 2009 Prescription Drug User Fee Act, or PDUFA, date;

•	the potential for Intermezzo® to be the first sleep aid approved specifically for use for middle of the night awakenings;

•

our plans for commercialization of Intermezzo® , including development of a potential sales and marketing organization, potential entry into marketing alliances to market Intermezzo®, and the targets of such sales and marketing efforts;

•	the potential benefits of, and markets for, our product candidates;

•	our plans for the manufacturing of Intermezzo®, including the manufacture of validation batches;

•	potential competitors and competitive products;

•	expectations with respect to our ability to carry out plans to commercialize Intermezzo based on resources obtained from the recently completed merger with Novacea, Inc.;

•	guidance with respect to expected cash, cash equivalents and marketable securities, research and development expenses, and general and administrative expenses;

•	our ability to satisfy liquidity requirements for at least the next twelve months;

•	losses, costs, expenses, expenditures and cash flows;

•	capital requirements and our needs for additional financing;

•	the ability and degree to which the Company will obtain and maintain market exclusivity from the FDA for Intermezzo® under Section 505(b)(2) of the Federal Food and Drug Cosmetic Act;

•	future payments under lease obligations and equipment financing lines;

•	patents and our and others’ intellectual property; and

•	expected future sources of revenue and capital.

We undertake no obligation to, and expressly disclaim any obligation to, revise or update the forward-looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, which are more fully discussed in the “Risk Factors” section and elsewhere in this Quarterly Report, including, but not limited to, those risks and uncertainties relating to:

•	positive results in clinical trials may not be sufficient to obtain FDA regulatory approval of Intermezzo® or to grant marketing exclusivity for Intermezzo® under Hatch-Waxman;

•	potential for delays in or the inability to complete commercial partnership relationships, including marketing alliances;

•	difficulties or delays in building a sales organization;

•	physician or patient reluctance to use Intermezzo®, if approved;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our product candidates that could slow or prevent product approval or approval for particular indications;

•	inability to obtain additional financing, if necessary;

•	the uncertainty of protection for our intellectual property, through patents, trade secrets or otherwise;

•	potential infringement of the intellectual property rights or trade secrets of third parties; and

•	other difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of our product candidates.

Intermezzo®, Bimucoral®, Transcept Pharmaceuticals, Inc.™, and Asentar™ are registered and unregistered trademarks in the United States and other jurisdictions. Other trademarks and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

Overview

Prior to January 30, 2009 we were known as Novacea Inc. On January 30, 2009 we completed a business combination, referred to as the Merger, with Transcept Pharmaceuticals, Inc., or TPI. For accounting purposes, TPI was deemed to be the acquiring entity in the Merger. In connection with the Merger, we changed our name to Transcept Pharmaceuticals, Inc. and effected a 1-for-5 reverse stock split of our Common Stock. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the Merger, and the 1-for-5 reverse split of our common stock on January 30, 2009. All references to “Transcept,” “we,” “us,” “our” or the “Company” mean Transcept Pharmaceuticals, Inc., the publicly traded combined company resulting from the Merger and, as successor to the business of TPI, includes activities taking place with respect to the business of TPI prior to the merger of TPI and Novacea, as applicable.

The following analysis reflects the historical financial results of TPI prior to the Merger and that of the combined company following the Merger, and does not include the historical financial results of Novacea prior to the completion of the Merger.

We are a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the field of neuroscience. Our lead product candidate, Intermezzo®, is a sublingual low dose formulation of zolpidem that has been developed for use as-needed for the treatment of insomnia when a middle of the night awakening is followed by difficulty returning to sleep.

We have completed all scheduled clinical trials on behalf of Intermezzo® and submitted an NDA to the FDA on September 30, 2008, which was accepted for filing on December 15, 2008. The FDA has assigned the Intermezzo® NDA a July 30, 2009 PDUFA date, the statutorily determined target date for the FDA to have a response to our NDA submission. We hold world-wide commercial and development rights to Intermezzo® and plan to commercialize the product, if approved by the FDA, in the United States with a specialty sales force initially focusing on psychiatrists and potentially to other physicians who are the highest prescribers of insomnia products. We plan to market to other physician audiences through a primary care marketing alliance in the United States and with one or more marketing and development alliances in major international markets.

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including early-stage clinical trials. As of March 31, 2009, we had cash, cash equivalents, restricted cash and marketable securities of $81.2 million, working capital of $78.4 million and an accumulated deficit of $73.6 million.

Our ability to generate near term revenue is dependent upon the regulatory approval by the FDA of our lead product candidate, Intermezzo®. To achieve profitable operations, we must successfully develop and commercialize Intermezzo® and may need to identify, develop and commercialize future product candidates. Even if approved, our products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

Financial Operations Overview

Research and Development

Research and development expenses have represented approximately 26% and 70% of total operating expenses for the three months ended March 31, 2009 and 2008, respectively. Research and development costs are expensed as incurred. Research and development expenses consist of expenses incurred in identifying, researching, developing and testing product candidates. These expenses primarily consist of the following:

•	Salaries, benefits, travel and related expense of personnel associated with research and development activities;

•	Fees paid to professional service providers for services related to the conduct and analysis of clinical trials;

•	Contract manufacturing costs for formulations used in clinical trials, as well as scale up activities in anticipation of a potential launch of Intermezzo®;

•	Laboratory supplies and materials;

•	Depreciation of equipment; and

•	Allocated costs of facilities and infrastructure.

General and Administrative

General and administrative expenses consist primarily of salaries and related expenses for personnel in executive, marketing, finance and accounting, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and professional fees for legal and accounting services.

Following the merger, we have increased our general and administrative expenses for activities associated with operating as a publicly-traded company, including professional fees for consulting, legal and accounting as well as business licenses and fees. These increases include the hiring of additional personnel. As we pursue commercialization of Intermezzo®, we have increased spending on our sales and marketing infrastructure, including increased headcount and marketing expenses necessary to prepare for the commercialization of Intermezzo®. During the first half of 2009, we plan to build the marketing and sales management team but intend to defer the large infrastructure costs associated with hiring field sales representatives until after approval of the Intermezzo® NDA.

Interest Income

We receive interest income from cash, cash equivalents, restricted cash and marketable securities held with certain financial institutions.

Interest Expense

We incurred interest expense on the outstanding balance from the $10.0 million venture debt facility agreement, which was repaid in full during the first quarter of 2009. We also incur interest expense on a $0.3 million loan for tenant improvements, payable to the landlord of our corporate facility in Pt. Richmond, California.

Other Income/Expense (Net)

Other income/expense (net) relates to the change in fair value of the outstanding preferred stock warrants and other miscellaneous items. In connection with the merger, the outstanding preferred stock warrants became outstanding common stock warrants and therefore are no longer treated as a liability requiring assessment of fair market value at each balance sheet date.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

The following table summarizes results of operations with respect to the items set forth in the following table for the three months ended March 31, 2009 and 2008, in thousands, together with the percentage change in those items.

	For the Three Months Ended March 31,
	2009	2008	$ Change	% Change
Research and development	$2,222	$3,611	$(1,389)	(38%)
General and administrative	4,214	1,512	2,702	179%
Merger related costs	2,224	—	2,224	—
Interest income	88	336	(248)	(74%)
Interest expense	(166)	(237)	71	(30%)
Other income (expense), net	200	(49)	249	(508%)

Research and Development Expenses

Research and development expenses decreased 38% to $2.2 million for the three months ended March 31, 2009 from $3.6 million for the comparable period in 2008. The decrease of $1.4 million for the three months ended March 31, 2009 is primarily attributable to Intermezzo® development costs declining by $1.1 million as a result of the following:

•

a decrease in clinical trial costs of $0.7 million due primarily to the Phase 3 outpatient trial being largely completed by year end 2007, with trial closeout activities occurring during the first quarter of 2008; and

•

a decrease in manufacturing costs of $0.4 million as formulation development and the production of clinical batches had been completed in 2007 with residual formulation activity declining during the first quarter of 2008, partially offset by work activities associated with the manufacture of validation batches beginning during the first quarter of 2009 and expected to continue for the remainder of 2009.

The remaining $0.3 million decrease to research and development expenses related to the change in expenditures for earlier stage products.

We expect full year 2009 research and development expenses to remain consistent with our 2008 research and development expense levels until such time as we initiate development of pipeline product candidates or conduct post-approval clinical development activities for Intermezzo®.

General and Administrative Expenses

General and administrative expenses increased 179% to $4.2 million for the three months ended March 31, 2009 from $1.5 million for the comparable period in 2008. The approximate $2.7 million increase consists of the following:

•

Professional fees, including consulting, legal and accounting fees, as well as business license fees increased by $1.1 million primarily attributable to costs associated with becoming a publicly traded company during the first quarter of 2009.

•

Personnel costs and related expenses increased by $0.6 million due to a nearly doubling of headcount to prepare for commercialization and to operate as a publicly traded company. Headcount increases were in the marketing, finance, executive and operations departments.

•

Market research expenses increased by $0.6 million to support the development of the Intermezzo® commercialization plan. We currently expect marketing expenses to increase as we build our marketing and sales management team and incur other expenses in anticipation of the commercial launch of Intermezzo®.

•	Facility and other operations expenses increased $0.4 million primarily due to the addition of the Novacea office space in South San Francisco and associated transition activities.

We do not plan to hire field sales representatives prior to regulatory approval of Intermezzo®.

Full year 2009 general and administrative expenses are expected to increase as compared to 2008 as we increase our administrative infrastructure to comply with the requirements of being a publicly traded company and prepare for the potential commercialization of Intermezzo®, if approved by the FDA. The timing and amount of such increase as it relates to commercialization expenses will be largely dependent upon our ability to obtain FDA approval of the NDA for Intermezzo® and efforts to secure a primary care marketing partner in the United States, as well as the terms and timing of such an event. We can make no assurances that our activities to identify and secure such a relationship will result in a completed collaboration.

Merger related costs

Merger related costs consist primarily of $2.0 million in financial and advisory fees and $0.2 million in legal fees incurred in connection with the close of the merger transaction in January 2009.

Interest Income

Interest income decreased 74% to $88,000 for the three months ended March 31, 2009, from $336,000 for the comparable period in 2008. The decrease of approximately $248,000 for the three months ended March 31, 2009 is primarily attributable to changing the mix of investments toward lower risk, lower yield instruments due to the dramatic change in the U.S. and world economy during the second half of 2008. In addition, investments held during the first quarter 2008 were, in the aggregate, purchased at a discount to face value whereas investments held during the first quarter 2009 were primarily acquired at a premium in conjunction with the Merger. In the first quarter 2009, amortization of bond premiums were recorded as a reduction of interest income.

Interest Expense

Interest expense decreased 30% to $166,000 for the three months ended March 31, 2009, from $237,000 for the comparable period in 2008. The $71,000 decrease for the three months ended March 31, 2009 was primarily attributable to lower average outstanding debt during the 2009 period as compared to the same period in the prior year. The three months ended March 31, 2009 included $54,153 related to a penalty for early repayment of the Hercules debt, repaid in February 2009, as well as the write off of the remaining debt discount of $47,332 and loan fees of $27,661.

Other Income (Expense), Net

Other income (expense), net increased 508% to $200,000 for the three months ended March 31, 2009 from ($49,000) for the comparable period in 2008. The $249,000 increase for the three months ended March 31, 2009 is primarily attributable to a decline in the fair value of the preferred stock warrants as compared to the three months ended March 31, 2008, resulting in other income for the period and a reduction in the warrant liability. At January 30, 2009, in connection with the Merger, the warrants for preferred shares converted into warrants for common stock. As such, the fair value at January 30, 2009 of the warrants was reclassified to additional paid-in capital and there will be no further fair value adjustments for these warrants.

Liquidity and Capital Resources

From the period of our inception through the completion of the Merger, we financed our operations primarily through private placements of preferred stock, debt financing and interest income. Through March 31, 2009, we received net proceeds of $71.1 million from the sale of preferred stock. In January 2009, through the Merger, we acquired an additional $80.9 million in cash, cash equivalents and marketable securities.

In April 2006, we entered into a $10.0 million venture debt facility agreement with Hercules Technology Growth Capital, Inc., or Hercules, and drew down $4.0 million in May 2006 and $6.0 million in December 2006, against which interest accrued at rates of 10.69% and 10.94%, respectively. Outstanding principal, accrued interest, and unpaid interest under the loan and security agreement became due and payable on certain change of control transactions. In conjunction with the Merger noted above and pursuant to an agreement with Hercules, on February 3, 2009 we repaid in full all amounts outstanding related to this loan.

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Three Months Ended March 31, (unaudited)
	2009	2008
Net cash used in operating activities	$(8,018)	$(5,761)
Net cash provided by investing activities	41,953	6,692
Net cash used in financing activities	(3,327)	(874)

Operating Activities

Net cash used in operating activities was $8.0 million for the three months ended March 31, 2009, compared to $5.8 million for the three months ended March 31, 2008. Net cash used in operating activities for these periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges and noncash interest expense, as well as net changes in working capital.

Investing Activities

Net cash provided by investing activities was $42.0 million for the three months ended March 31, 2009, compared to net cash provided by investing activities of $6.7 million for the three months ended March 31, 2008. $48.0 million of net cash provided by investing activities during the first quarter 2009 relates to the cash and cash equivalents that came from our merger with Novacea. This was partially offset by $5.9 million used in investing activities for the three months ended March 31, 2009 due to purchases of marketable securities, net of maturities, during the period. $6.7 million provided by investing activities for the three months ended March 31, 2008 was primarily due to maturities of marketable securities, net of purchases, during the period. Uses of cash in investing activities for both periods also included net purchases of property and equipment.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2009 was $3.3 million, compared to net cash used in financing activities during the three months ended March 31, 2008 of $0.9 million. While both periods consisted primarily of debt repayment, the outstanding debt with Hercules Technology Growth Capital was fully repaid during the first quarter of 2009.

Capital Resources

Based on currently available information, we expect that our cash, cash equivalents, and marketable securities balances will be sufficient to satisfy our liquidity requirements for at least the next twelve months. If, at any time, our prospects for internally financing our research and development programs decline, we may decide to reduce operating expenses by limiting pre-commercialization marketing efforts for Intermezzo® or research and development efforts with respect to other potential product candidates. Alternatively, we might raise funds through public or private financings, collaboration relationships or other arrangements. There can be no assurance that funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Similarly, financing obtained through future collaborations may require us to forego certain commercialization and other rights to our drug candidates. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

Merger Related Uses of Cash

Shortly after the January 30, 2009 close of the merger with Novacea, we repaid in full our outstanding credit obligations to Hercules Technology Growth Capital in the approximate amount of $2.8 million including interest and prepayment penalty and also paid merger-related financial advisory fees of approximately $2.0 million.

Upon completion of the merger on January 30, 2009, we became liable to pay approximately $2.2 million in payments due to Novacea employees upon a change in control, of which $1.7 million has been paid as of March 31, 2009. None of these payments required on-going services of the employees subsequent to the change of control.

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

As a result of these market conditions, the cost and availability of capital and credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. If volatile and adverse market conditions continue, they may limit our ability to timely borrow or access the capital and credit markets to meet liquidity needs, resulting in an adverse effect on our financial condition and results of operations. In addition, the biotechnology industry has fluctuated significantly in the past and has experienced significant downturns in connection with, or in anticipation of, deterioration in general economic conditions, and we cannot accurately predict the severity or duration of any downturn.

Contractual obligations

On February 20, 2009, we signed an operating lease for 12,257 square feet of general office space in Pt. Richmond, California. The lease term commenced in March 2009 and terminates on May 31, 2013, with an option to renew for an additional five years.

On March 25, 2009, we entered into a sublease agreement dated as of March 24, 2009 for 18,368 square feet of the 25,288 square feet located our South San Francisco facilities. The term of the sublease commences on or about June 1, 2009 and ends on October 31, 2012.

In light of the foregoing, our revised contractual obligations and commitments as of March 31, 2009 include potential purchase commitments and future minimum lease payments under operating leases, as shown in the following table (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than one year (2009)	1 to 3 years (2010-2012)	3 to 5 years (2013-2015)	More than 5 years
Operating leases (1)	$4,611	$834	$3,557	$220	$—
Purchase commitments (2)	525	175	350	—	—
Loan payable (3)	241	47	171	23	—

Total contractual obligations	$5,377	$1,056	$4,078	$243	$—

(1)	Includes obligations under an operating lease for current corporate facilities of Transcept, as well as obligations under an operating lease for the former Novacea corporate facilities. In February 2006, we signed an operating lease for our corporate offices that include approximately 11,600 square feet of office and laboratory space in Pt. Richmond, California. The lease term is for seven years, commencing on June 1, 2006. In June 2007, we amended this operating lease to add approximately 3,000 square feet of additional office space. The lease terms of this amendment coincide with the original lease agreement, with a separate commencement date of September 12, 2007. Both of these leases provide for periodic rent increases based upon previously negotiated or consumer price indexed adjustments.

On February 20, 2009, we signed an operating lease for 12,257 square feet of general office space in Pt. Richmond, California. The lease term commenced in March 2009 and terminates on May 31, 2013, with an option to renew for an additional five years.

In June 2007, Novacea entered into an operating lease for its corporate facilities, located in South San Francisco, California. The Novacea lease for the corporate facilities is non-cancelable and has a five year term. The lease provides for periodic rent increases based upon previously negotiated or consumer price indexed adjustments. On March 25, 2009, we entered into a sublease agreement dated as of March 24, 2009 for 18,368 square feet of the 25,288 square feet located our South San Francisco facilities. The term of the sublease commences on or about June 1, 2009 and ends on October 31, 2012.

(2)	Pursuant to the terms of our agreement with Plantex USA Inc., under the purchase order dated August 8, 2008, we are obligated to purchase $175,000 worth of zolpidem tartrate by April 2009 and $350,000 worth of zolpidem tartrate during 2010.

(3)	Loan payable represents a loan from the landlord of our corporate offices in Pt. Richmond, CA for tenant improvements.

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based on financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. We evaluate our estimates and assumptions on an ongoing basis, and base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates under different assumptions and conditions.

Significant accounting policies are described in Note 1 to the financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q. Some of these accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our financial statements.

Clinical Trials

We accrue and expense costs for clinical trial activities performed by third parties, including clinical research organizations and clinical investigators, based upon estimates made of the work completed as of the reporting date, in accordance with agreements established with contract research organizations and clinical trial sites and the agreed upon fee to be paid for the services. We determine these estimates through discussion with internal personnel and outside service providers as to the progress or stage of completion of the trials or services. If the actual timing of performance of services or the level of effort varies from these estimates, the accrual will be adjusted accordingly. Costs of setting up clinical trial sites for participation in the trials are expensed as the activities are performed. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial and reduced by any initial payment made to the clinical trial site when the first patient is enrolled. We adjust the estimates as actual costs become known. Through March 31, 2009, differences between actual and estimated activity levels for any particular study have not been material. However, if management does not receive complete and accurate information from vendors or underestimates activity levels associated with a study at a given point in time, we would have to record additional and potentially significant research and development expenses in future periods.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, or SFAS No. 123R, using the prospective transition method and therefore, prior period results have not been restated. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and its related interpretations, and revised guidance in SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. Under the prospective transition method, those options issued prior to January 1, 2006 and valued using the minimum value method were excluded from the fair value accounting of SFAS No. 123R. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. Additionally, under the provisions of SFAS No. 123R, we are required to include an estimate of the number of awards that will be forfeited in calculating compensation costs, which are recognized over the requisite service period of the awards on a straight-line basis.

Measurement and recognition of share-based compensation under SFAS No. 123R involve significant estimates and subjective inputs. The grant date fair value of stock option awards is determined using an option valuation model, such as the Black-Scholes model used by Transcept, and the amount of expense recognized during the period is affected by many complex and subjective assumptions. These assumptions include estimates of our future volatility, employee exercise behavior, the expected term of the stock options, and the number of options expected to ultimately vest. Until the merger with Novacea, our stock did not have a readily available market. Consequently, expected future volatility is derived from the historical volatilities of several unrelated public companies within the specialty pharmaceutical industry. When making the selection of our industry peer companies to be used in the volatility calculation, consideration is given to the stage of development, size and financial leverage of potential comparable companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life. The assumed dividend yield was based on our expectations of not paying dividends in the foreseeable future. Given our limited history to accurately estimate the expected lives for the various employee groups, we used the “simplified” method as provided by Staff Accounting Bulletin No. 107, Share Based Payment. The “simplified” method is calculated as the average of the time-to-vesting and the contractual life of the options. Share-based compensation recorded in our Statements of Operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Estimated forfeitures may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. Share-based compensation is adjusted to reflect the value of options which ultimately vest as such amounts become known in future periods.

If in the future, our management determines that another method is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, and, therefore, should be used to estimate volatility or expected life, the fair value calculated for our stock options could change significantly. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant. Stock-based compensation expense affects both our research and development expense and general and administrative expense.

There is inherent uncertainty in these estimates and if we had made different assumptions than those described above, the amount of stock-based compensation expense, net loss and net loss per share amounts could have been significantly different.

No related tax benefits of share-based compensation costs have been recognized since our inception.

Warrants to Purchase Convertible Preferred Stock

We have accounted for freestanding warrants related to shares that are redeemable in accordance with Financial Accounting Standards Board, or FASB, Staff Position No. 150-5, Issuer’s Accounting Under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, or FSP 150-5, an interpretation of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Under FSP 150-5, freestanding warrants to purchase shares of convertible preferred stock are classified as liabilities on the balance sheets at fair value because the warrants may conditionally obligate Transcept to transfer assets at some point in the future. The warrants are subject to re-measurement at each balance sheet date, and any change in fair value will be recognized as a component of other income (expense), net in the statements of operations. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option-pricing model as described in the stock-based compensation section above, based on the estimated market value of the underlying convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying convertible preferred stock. The assumptions used in the Black-Scholes option-pricing model, especially the market value of the underlying convertible preferred stock and the expected volatility, are highly judgmental and could differ materially in the future.

We continued to record adjustments to the fair value of the warrants at each balance sheet date until the closing of the merger transaction on January 30, 2009, when they became warrants to purchase shares of common stock, wherein the warrants were no longer subject to FSP 150-5. As of January 30, 2009, the current aggregate fair value of these warrants, of $400,172 was reclassified from a liability to additional paid-in capital, a component of stockholders’ equity. We will no longer record any related periodic fair value adjustments. Upon the closing of the merger transaction, the preferred stock warrants were converted into common stock warrants with the same exercise prices and expiration dates.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Inflation

We do not believe that inflation has had a significant impact on our results of operations since inception.

Item 3.	Quantitative and qualitative disclosures about market risk

Our exposure to market risk is confined to cash, cash equivalents and marketable securities which have contractual maturities of eighteen months or less, bear interest rates at fixed rates and are denominated in, and pay interest in, U.S. dollars. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from investments without assuming significant risk. Investments are classified as available-for-sale. We do not use derivative financial instruments in our investment portfolio. To achieve our goals, we invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying investments among a variety of high credit-quality issuers, including U.S. government agencies, commercial paper, corporate bonds and money market funds. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity, and we regularly review our portfolio against our policy. Because of the relatively short-term maturities of our investments, we believe that an increase of 10% in market rates would not have a significant impact on the value of our investment portfolio.

Item 4T.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, subject to the limitations described below, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission, or SEC, rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

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

In the following discussion, references to “Transcept,” the “Company,” “we,” “us” and “our” refer to the public company formerly known as Novacea, Inc. and now known as Transcept Pharmaceuticals, Inc., and (as successor to the business of the private company formerly known as Transcept Pharmaceuticals, Inc., or TPI, that is now the wholly owned subsidiary of Transcept following the merger of TPI and Novacea) also relates to activities taking place with respect to, and the financial information of, the business of TPI prior to the merger of TPI and Novacea.

We have had a brief operating history that may make it difficult for you to evaluate the potential success of our business and we have a history of incurring losses.

We were founded in January 2001 under our former name Novacea, Inc., and in January 2009 underwent a merger with TPI, a private company founded in 2002 whose business is currently conducted by us. We are currently a development stage company. Our operations to date have been limited to organizing and staffing, acquiring, developing and securing technology and undertaking preclinical studies and clinical trials. We have not yet demonstrated an ability to obtain regulatory approval and manufacture marketed products to the U.S. Food and Drug Administration, or FDA, and other regulatory standards or to conduct sales and marketing activities. Consequently, any predictions you make about our future success or viability may not be as accurate as they would be if we had a longer operating history.

Furthermore, our business is not profitable and has incurred losses in each year since the inception of TPI in 2002. Our net loss for the years ended December 31, 2008, 2007 and 2006 was $20.0 million, $20.4 million and $13.6 million, respectively. As of December 31, 2008, we had an accumulated deficit of $65.1 million. Our net loss for the three month period ended March 31, 2009 was $8.5 million. As of March 31, 2009, we had an accumulated deficit of $73.6 million. We expect to continue to incur losses for the foreseeable future, and expect our accumulated deficit to increase as we continue our research, development and commercialization efforts with respect to Intermezzo® and other product candidates. If Intermezzo® or our other product candidates do not gain or maintain regulatory approval or market acceptance, we may never become profitable or may not be able to sustain profitability, even if achieved.

Our success depends substantially on our ability to obtain regulatory approval in the United States for our lead product candidate, Intermezzo®.

Our success depends substantially on obtaining regulatory approval for our most advanced product candidate, Intermezzo®, for use as needed for the treatment of insomnia when a middle of the night awakening is followed by difficulty returning to sleep, or middle of the night awakening. Regulatory approval to market pharmaceutical products in the United States requires the completion of extensive non-clinical and clinical evaluations of a product candidate, referred to as clinical trials, to demonstrate substantial evidence of safety and efficacy of the candidate, as well as development of manufacturing processes that demonstrate the ability to reliably and consistently produce the candidate under current Good Manufacturing Practice, or cGMP, regulations. Each of these elements requires pharmaceutical development companies to exercise certain judgments concerning applicable regulatory requirements and to predict what the regulatory authority will ultimately deem acceptable. There can be no assurance that the results of the clinical trials for Intermezzo® or our manufacturing processes will satisfy the regulatory requirements for approval. A failure to meet these requirements would significantly delay or prevent approval of Intermezzo® and seriously harm our ability to generate revenue.

The FDA required us to complete at least two adequate and well-controlled Phase 3 clinical trials for the Intermezzo® indication before submission of a New Drug Application, or NDA. These trials were completed, and we submitted the NDA for Intermezzo® on September 30, 2008, which was accepted for filing on December 15, 2008. Although our analyses of the two Phase 3 studies of Intermezzo® indicated that their primary endpoints were met, the FDA may not agree with these analyses and may require that we complete additional expensive and time consuming studies or perform other testing to support an approval. In addition, although the FDA agreed to accept pharmacokinetic data for approval of the 1.75 mg elderly dose of Intermezzo®, the FDA may change its position during the course of its NDA review.

The FDA has not approved a pharmaceutical product specifically to treat middle of the night awakening. There can be no assurance that the FDA will approve this new indication within the insomnia category, or that the FDA will not require additional clinical trials for one or both doses, or for special population subgroups, to support potential marketing approval for Intermezzo® in this new indication. While we believe that the results of the clinical trials for Intermezzo® meet FDA guidance to support potential approval of Intermezzo®, the FDA may not agree or may reconsider its guidance, require more clinical trials or otherwise require additional data or studies to justify this new indication in the insomnia market for which approval of Intermezzo® is being sought. If we do not obtain regulatory approval for Intermezzo® specifically to treat middle of the night awakening, our ability to market Intermezzo® will be eliminated or substantially impaired, and our business will suffer.

In addition, we have limited experience in preparing, submitting and prosecuting regulatory filings, including NDAs and other applications necessary to gain regulatory approvals. If we do not receive regulatory approval from the FDA, we will not be able to commercialize Intermezzo® in the United States. Further, if the FDA delays approval as a result of requirements to conduct additional clinical studies, commercialization of Intermezzo® could be significantly delayed. Significant delay or the inability to commercialize Intermezzo® in the United States would significantly harm our business and financial prospects.

Our success depends on meeting the conditions for approval and market exclusivity under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA.

We are seeking approval for Intermezzo® under Section 505(b)(2) of the FFDCA, enacted as part of the Drug Price Competition and Patent Restoration Act of 1984, otherwise known as the Hatch-Waxman Act, which permits applicants to rely in part on clinical and non-clinical data generated by third parties. Specifically, we are relying in part on third party data with respect to zolpidem, which is the active ingredient in Intermezzo® and the previously approved insomnia products Ambien® and Ambien CR®. There can be no assurance that the FDA will not require us to conduct additional non-clinical or clinical studies or otherwise obtain new supplementary data with respect to some or all of the data upon which we rely prior to approving the Intermezzo® NDA.

Our NDA also relies on prior FDA findings of safety and effectiveness of previously-approved products, and we have made certifications in our NDA under Section 505(b)(2) requirements based on the listed patents in the FDA publication “Approved Drug Products with Therapeutics Equivalence Evaluations,” or the Orange Book, for certain of these referenced products. Currently, there are no unexpired patents for immediate release zolpidem products listed in the Orange Book. In the event that one or more patents is listed in the Orange Book for the referenced product after our submission of the NDA for Intermezzo®, we may also be required to evaluate the applicability of these patents to Intermezzo® and submit additional certifications. A paragraph III certification, stating that a listed patent has not expired, but will expire on a particular date, may delay the approval of Intermezzo® until the expiration of the patent. A paragraph IV certification, stating that a listed patent is invalid, unenforceable, or not infringed by Intermezzo® may require us to notify the patent owner and the holder of the NDA for the referenced product of the existence of the Intermezzo® NDA, and may result in patent litigation against us and the entry of a 30-month stay of FDA ability to issue final approval of the 505(b)(2) NDA for Intermezzo®.

Our success also relies on obtaining Hatch-Waxman marketing exclusivity in connection with any approval of our NDA for Intermezzo®. Such exclusivity protection would preclude the FDA from approving a marketing application for a duplicate of Intermezzo®, a product candidate that the FDA views as having the same conditions of approval as Intermezzo® (for example, the same indication, the same route of delivery and/or other conditions of use), or a 505(b)(2) NDA submitted to the FDA with Intermezzo® as the reference product, for a period of three years from the date of Intermezzo® approval, although the FDA may accept and commence review of such applications. This form of exclusivity may not prevent FDA approval of an NDA that relies only on its own data to support the change or innovation. Similarly, if, prior to approval of the Intermezzo® NDA, another company obtains approval for a product candidate under, in the view of the FDA, the same conditions of approval that we are seeking for Intermezzo®, Intermezzo® could be blocked until the other company’s three-year Hatch-Waxman marketing exclusivity expires.

If we are unable to establish a sales, marketing and distribution infrastructure or enter into strategic alliances to perform these functions, we may not be successful in commercializing our product candidates.

In order to commercialize Intermezzo® or any other product candidates successfully, we must acquire or internally develop a sales, marketing and distribution infrastructure and/or enter into strategic alliances to perform these services. We intend to develop our own specialty sales force to initially target high prescribers of sleep medicines, but we have no experience in building a sales and marketing organization. The development of sales, marketing and distribution infrastructure is difficult, time consuming and requires substantial financial and other resources. If we cannot successfully develop the infrastructure to market and commercialize Intermezzo®, our ability to generate revenues may be harmed, and we may be required to enter into strategic alliances to have such activities carried out on our behalf, which may not be on favorable terms. Factors that may hinder our efforts to develop an internal sales, marketing and distribution infrastructure include:

•	inability to recruit, retain and effectively manage adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or convince adequate numbers of physicians to prescribe our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen delays, costs and expenses associated with creating a sales and marketing organization.

We intend to enter into one or more strategic alliances to further address the U.S. market and to potentially address markets outside the United States. We may not be able to enter into any such alliance on acceptable terms, if at all, and may face competition in our search for alliance partners. If we are not able to collaborate with an alliance partner, our efforts to commercialize Intermezzo® may be less successful.

We may require substantial additional funding and may be unable to raise capital when needed.

We had cash, cash equivalents and marketable securities of $81.0 million at March 31, 2009, and used cash of $8.0 million for operations in the quarter ended March 31, 2009. We expect our negative cash flows from operations to continue for the foreseeable future and beyond potential regulatory approval and product launch of Intermezzo®. We expect that negative cash flows from operations will increase relative to our historic use of cash as a result of additional administrative, accounting, and legal costs associated with being a public company. In addition, we expect to incur substantial expenses relating to the potential commercial launch of Intermezzo®. If management’s assumptions concerning the timing of potential product approval and launch prove incorrect as a result of FDA or other regulatory approval delays or other factors, our cash, cash equivalents and marketable securities may prove insufficient to fund our operations through the commercial launch of Intermezzo®.

We expect to deploy a substantial majority of the available cash toward the development of sales and marketing programs for Intermezzo®. As a result, the development and potential regulatory approval of additional product candidates is likely to require additional funding which may not be available at and as of the time needed on commercially reasonable terms, if at all.

If Intermezzo® does not gain regulatory approval or does not achieve market acceptance, we will not generate any revenue. We cannot assure you that we will ever be profitable even if we commercialize Intermezzo®. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, investors could lose all or part of their investment.

Intermezzo® and our other product candidates may not achieve market acceptance even if we obtain regulatory approvals.

Even if we receive regulatory approvals for the commercial sale of Intermezzo® or our other product candidates, the commercial success of these product candidates will depend upon, among other things, acceptance by physicians and patients. Market acceptance of, and demand for, any product that we develop and commercialize will depend on many factors, including:

•	the ability to provide acceptable evidence of safety and efficacy of Intermezzo® or future products for their respective indications;

•	the ability to obtain adequate pricing and sufficient insurance coverage and reimbursement;

•	the availability, relative cost and relative efficacy and safety of alternative and competing treatments;

•	the effectiveness of our or an alliance partner’s sales, marketing and distribution strategies; and

•	the ability to produce commercial quantities sufficient to meet demand.

If Intermezzo® or our other product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business.

We will face substantial competition from large companies with established products.

We are seeking approval of Intermezzo® for use as needed for the treatment of insomnia when a middle of the night awakening is followed by difficulty returning to sleep, an indication that we believe represents an opportunity in the broader insomnia therapeutic market. The insomnia market is large, deeply commercialized and characterized by intense competition among large, established pharmaceutical companies with well funded and staffed sales and marketing organizations and far greater name recognition than ours.

If Intermezzo® receives marketing approval, it will compete in this large market against well-established branded products with significant advertising support, as well as with generic competitors selling zolpidem and other sleep aids at a fraction of the price at which we will most likely seek to sell Intermezzo®.

We believe that if Intermezzo® is approved, on a timely basis and with the label we have requested from the FDA, it will be the first sleep aid approved by the FDA specifically for use in the middle of the night when patients awaken and have difficulty returning to sleep. However, currently marketed seven to eight hour therapeutics can also treat this condition when used to deliver a prophylactic dose at the beginning of the night. The most directly competitive currently-marketed products in the United States are Ambien® and Ambien CR®, marketed by Sanofi-Aventis, and the multiple generic manufacturers of zolpidem. Zolpidem, in both its branded and generic forms, is the most widely-prescribed drug in the United States for treatment of insomnia. Additionally, Lunesta®, marketed by Sepracor, Inc., can similarly treat middle of the night awakenings by providing a prophylactic dose at bed-time in order to avoid a middle of the night awakening, and short duration products such as Sonata, which utilizes the active ingredient zaleplon and marketed by King Pharmaceuticals, Inc., have been used off-label for the as-needed treatment of middle of the night awakenings. Other drugs, such as the antidepressant generic trazadone, are also widely prescribed off-label for the treatment of insomnia.

Other companies may develop products to compete with Intermezzo®.

We are aware of several products currently in development which may compete with Intermezzo®. Neurocrine Biosciences received an approvable letter, pending additional clinical and pre-clinical studies, from the FDA for its product candidate, indiplon, proposed to be used for sleep initiation and middle of the night dosing. There are many other companies working to develop new products and other therapies to treat insomnia, including but not limited to Orexo AB, NovaDel Pharma, Inc., Sanofi-Aventis, Eli Lilly and Company, GlaxoSmithKline in conjunction with Actelion Ltd., Somnus Therapeutics, and Somaxon Pharmaceuticals, Inc. Several of these compounds are already marketed for other indications, and some, including ZolpimistTM, an orally administered spray for which NovaDel Pharma, Inc. received marketing approval from the FDA in December 2008, and EdluarTM, a sublingual tablet for which Orexo received marketing approval from the FDA in March 2009, use zolpidem as the active pharmaceutical ingredient and are formulated for the purported absorption of zolpidem across the tissues of the mouth. NovaDel Pharma, Inc. also recently announced that it commenced development of a low-dose version of Zolpimist™ for the treatment of middle-of-the-night awakenings with the intent to enter such product candidate into clinical trials, and Somnus Therapeutics has indicated that it is similarly targeting treatment of middle of the night awakenings with development of its controlled-release zaleplon formulation, SKP-1041. Furthermore, new developments, including the development of other drug technologies and methods of treating conditions, occur in the biopharmaceutical industry at a rapid pace. Any of these developments may negatively affect the commercial prospects of Intermezzo®.

Many potential competitors, either alone or together with their partners, have substantially greater financial resources, research and development programs, clinical trial and regulatory experience, expertise in prosecution of intellectual property rights, and manufacturing, distribution and sales and marketing capabilities than us. As a result of these factors, these competitors may:

•	develop product candidates and market products that are less expensive, safer, more effective than our current product candidates and contemplated future products;

•	commercialize competing products before we can launch Intermezzo® or other product candidates;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic alliances; and

•	take advantage of acquisition or other opportunities more readily than us.

Governmental and third-party payors may impose restrictions or reimbursement or pricing controls that could limit product revenues.

The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means may reduce potential revenues we may receive from sales of Intermezzo®, if approved. In particular, third-party insurance coverage may not be available to patients for Intermezzo® or our other products, especially in light of the availability of low-cost generic zolpidem therapeutics, regardless of the fact that such products are not specifically designed or indicated to specifically treat middle of the night awakening. Government and third-party payors could also impose price controls and other conditions that must be met by patients prior to providing coverage for use of our products. For example, insurers may establish a “step-edit” system that requires a patient to utilize a lower price alternative product prior to becoming eligible for reimbursement of a higher price product. If government and third-party payors do not provide adequate coverage and reimbursement levels for our products, or if price controls, prior authorization or step-edit systems are enacted, our product revenues will suffer.

Negative publicity and documented side effects concerning products used to treat patients in the insomnia market may harm our ability to commercialize Intermezzo® or other product candidates.

Products containing zolpidem, the active ingredient in Intermezzo®, are widely marketed. Zolpidem use has been linked to negative effects, such as sleepwalking and amnesia, and has the potential to cause physical or psychological dependence. Furthermore, zolpidem is classified as a Schedule IV substance under the Comprehensive Drug Abuse and Prevention Control Act of 1970, and is subject to certain packaging, prescription and purchase volume limitations. There can be no assurance that additional negative publicity or increased governmental controls on the use of zolpidem or other compounds used in products for the insomnia market would not inhibit or prevent us from commercializing Intermezzo® or other product candidates. Furthermore, negative publicity concerning zolpidem and other hypnotic pharmaceuticals could cause the FDA to make approval of new products for the insomnia market more difficult, by requiring additional or different non-clinical or clinical studies or taking other actions, out of safety or other concerns, or could lead to reduced consumer usage of sleep aids, including both zolpidem products and Intermezzo®.

If we enter into strategic alliances to market Intermezzo® or for other purposes we will be dependent upon the efforts of our alliance partners.

Although we believe that we have sufficient resources to carry out our plans to commercialize Intermezzo® with psychiatrists and high-prescribing physicians on our own, we intend to enter into one or more strategic alliances to commercialize Intermezzo®, if approved, and may decide to enter into additional strategic alliances for the development of other product candidates. Any strategic alliance we enter into may contain unfavorable terms, for example, with respect to product candidates covered, control over decisions and responsibilities, termination rights, payment, and other significant terms. Our ability to receive any significant revenue from our product candidates covered by a strategic alliance will be dependent on the efforts of the alliance partner and may result in lower levels of income than if we marketed or developed our product candidates entirely on our own. The alliance partner may not fulfill its obligations or carry out marketing activities for our product candidates as diligently as we would like. We could also become involved in disputes with our partner, which could lead to delays in or termination of commercialization programs and time-consuming and expensive litigation or arbitration. If an alliance partner terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or marketing our product candidates would be materially and adversely affected.

Additionally, depending upon the alliance partner that we choose, other companies that might otherwise be interested in developing or marketing products with us could be less inclined to do so because of our relationship with the alliance partner. If our ability to work with present or future alliance partners is adversely affected as a result of a collaboration agreement, our business prospects may be limited and our financial condition may be impaired. There can be no assurance that we will be able to enter into such a strategic alliance, or that if we do, it is on a time frame and on economic terms that are favorable to us.

Even if our product candidates receive regulatory approval, they will be subject to ongoing regulatory requirements and may face regulatory or enforcement action.

Any product candidate for which we receive regulatory approval, together with related third-party manufacturing facilities and processes, post-approval clinical data, and advertising and promotional activities for the product, will be subject to significant review, oversight and ongoing and changing regulation by the FDA and other regulatory agencies. Failure to comply with regulatory requirements may subject us to administrative and judicially-imposed sanctions. These may include warning letters, adverse publicity, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production, and refusal to approve pending product marketing applications.

Even if we receive regulatory approval to market a particular product candidate, the approval could be conditioned on our conducting additional costly post-approval studies or could limit the indicated uses included in our labeling. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market or impede or delay the ability to obtain regulatory approvals in additional countries.

The FDA has also requested that all manufacturers of sedative-hypnotic pharmaceutical products modify their product labeling to include strong language concerning potential risks. These risks include severe allergic reactions and complex sleep-related behaviors, which may include sleep-driving. The FDA also recommended that pharmaceutical manufacturers conduct clinical studies to investigate the frequency with which sleep-driving and other complex behaviors occur in association with individual drug products. We have not conducted such studies, and it is unclear how and to what extent, if any, these requests and recommendations will affect Intermezzo® or our other product candidates.

If the manufacturers upon whom we rely fail to produce in the volumes and quality that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products, if any, and may lose potential revenues.

We do not manufacture Intermezzo®, and we do not plan to develop the capacity to do so. We have a primary manufacturing and supply agreement with Patheon, Inc. to manufacture a commercial supply of Intermezzo®. We also have agreements with Mikart, Inc. to qualify it as a backup commercial supplier of finished product, as well as a backup commercial manufacturer of a key excipient used in the manufacture of Intermezzo®, Anderson Packaging, Inc. as a primary packager of Intermezzo®, and Sharp Corporation to supply sample packaging. We rely upon SPI Pharma, Inc. as a supplier for certain key excipients contained within Intermezzo®, for one of such excipients as the sole source, and upon Plantex USA, Inc. as our sole source for a special form of zolpidem tartrate. These agreements have set terms of duration, some of which automatically renew for successive one or three year periods. The first to expire among these agreements, the Packaging and Supply Agreement with Anderson Packaging, Inc., has a term that ends in September of 2011, although such agreement automatically renews for one year periods thereafter.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our third-party manufacturers and key suppliers may not perform as agreed or may terminate their agreements. Additionally, our third-party manufacturers and key suppliers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments at foreign facilities or financial difficulties. For example, a supplier with a manufacturing facility in Israel may face geopolitical risk that could prevent it from providing supplies from such facility. If these manufacturers or key suppliers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to launch Intermezzo® or any other product candidate, if approved, would be jeopardized.

In addition, all manufacturers and suppliers of pharmaceutical products must comply with current Good Manufacturing Practice, or cGMP, requirements enforced by the FDA through its facilities inspection program. The FDA is likely to conduct inspections of our third-party manufacturer and key supplier facilities as part of its review of any of our NDAs. If our third-party manufacturers and key suppliers are not in compliance with cGMP requirements, it may result in a delay of approval, particularly if these sites are supplying single source ingredients required for the manufacture of Intermezzo®. These cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. Furthermore, regulatory qualifications of manufacturing facilities are applied on the basis of the specific facility being used to produce supplies. As a result, if one of our manufacturers shifts production from one facility to another, the new facility must go through a complete regulatory qualification process and be approved by regulatory authorities prior to being used for commercial supply. Our manufacturers may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to a third-party manufacturer or key supplier failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products.

We do not have alternate manufacturers qualified at this time with respect to the commercial supply of Intermezzo®, nor do we have alternate manufacturers identified or qualified with respect to the commercial supply of several of the key ingredients and packaging materials used in Intermezzo®. If we need to change to other manufacturers, prior approval by the FDA and comparable foreign regulators will be required. In addition, we would likely have to incur significant costs and expend significant efforts to educate the new manufacturer with respect to, or to help the new manufacturer independently develop, the processes necessary for production. Manufacturing and supply switching costs in the pharmaceutical industry can be very high, and switching manufacturers or key suppliers can frequently take 12 to 18 months to complete, although in certain circumstances such a switch may be significantly delayed or prevented by regulatory and other factors.

Any of these factors could cause us to delay or suspend regulatory submissions, required regulatory approvals or commercialization of Intermezzo® or any other product candidate that we develop, entail higher costs or result in our being unable to effectively commercialize our products, if any are approved. Furthermore, if our manufacturers fail to deliver the required commercial quantities of raw materials, including the active pharmaceutical ingredient, key excipients or finished product on a timely basis and at commercially reasonable prices, we would be unable to meet demand for our products and we would lose potential revenues.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which could prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that the product candidate is both safe and effective for use in each target indication. The results obtained in completed clinical trials and non-clinical studies may not be predictive of results from ongoing or future trials.

Our trial results may be negatively affected by factors that had not been fully anticipated prior to commencement of the trial. Such trials may fail to demonstrate efficacy in the treatment of the intended disorder. Although we design our clinical trial protocols to address known factors that may negatively affect results, there can be no assurance that protocol designs will be adequate or that factors that we may or may not be aware of or anticipate will not have a negative effect on the results of our clinical trials. Once a study has commenced, we may voluntarily suspend or terminate the study if at any time we believe that there is an unacceptable safety risk to patients. Clinical trials in other indications or in different or progressively larger patient populations could reveal more frequent, more severe or additional side effects that were not seen in earlier studies. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities stopping further development of or denying approval of our product candidates. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial, modify our regulatory strategy or even discontinue development of one or more of our product candidates.

If our product candidates are not shown to be both safe and effective in clinical trials, the resulting delays in developing other compounds and conducting associated non-clinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition and results of operations.

We rely on third parties to conduct our non-clinical and clinical trials. If these third parties do not perform as contractually required or otherwise expected, we may not be able to obtain regulatory approval for our product candidates.

We do not currently conduct non-clinical and clinical trials on our own, and instead rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to assist us with our non-clinical and clinical trials. We are also required to comply with regulations and standards, commonly referred to as Good Clinical Practice, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. If these third parties do not successfully carry out their duties with regard to Intermezzo® development or fail to successfully carry out their duties to us as they relate to meeting future regulatory obligations or expected deadlines, if the third parties need to be replaced, or if the quality or accuracy of the data these third parties obtained during the development of Intermezzo® or in the future is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our non-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our product candidates, including Intermezzo®.

Delays in the commencement or completion of clinical testing could result in increased costs to us and delay our ability to generate revenues.

We do not know whether future clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be disrupted for a variety of reasons, including difficulties in:

•	addressing issues raised by the FDA regarding safety, design, scope and objectives of clinical studies;

•	recruiting and enrolling patients to participate in a clinical trial;

•	obtaining regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective clinical research organizations and trial sites;

•	manufacturing sufficient quantities of a product candidate; and

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.

A clinical trial may also be suspended or terminated by us or the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or in accordance with our clinical protocols;

•	inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues; or

•	inadequate patient enrollment or lack of adequate funding to continue the clinical trial.

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes, which could impact the cost, timing or successful completion of a clinical trial. If we experience delays in the commencement or completion of our clinical trials, the commercial prospects for our product candidates and our ability to generate product revenues will be harmed. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also lead to the denial of regulatory approval of a product candidate.

We may face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit such candidate’s commercialization.

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. We are also obligated under certain circumstances to indemnify suppliers and others with whom we have contractual relationships for product liability claims such entities might incur with respect to our products and product candidates. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability to commercialize our product candidates.

Although we currently have product liability insurance coverage for our clinical trials with limits that we believe are customary and adequate to provide us with coverage for foreseeable risks associated with our development efforts, this insurance coverage may not reimburse us or may be insufficient to reimburse us for the actual expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for Intermezzo®, but we may be unable to obtain such product liability insurance on commercially reasonable terms.

We depend on key personnel and if we are not able to retain them our business will suffer.

We are highly dependent on the principal members of our management and scientific staff, including but not limited to Glenn A. Oclassen, our President and Chief Executive Officer, and Nikhilesh N. Singh, Ph.D., our Senior Vice President and Chief Scientific Officer. The competition for skilled personnel among biopharmaceutical companies in the San Francisco Bay Area is intense and the employment services of our scientific, management and other executive officers are terminable at-will. If we lose one or more of these key employees, our ability to implement and execute our business strategy successfully could be seriously harmed. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in the biopharmaceutical industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. We do not carry key man life insurance on any of our key personnel other than Dr. Singh.

If we do not raise additional capital, we may be forced to delay, reduce or eliminate our development programs and commercialization efforts.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the costs and timing of regulatory approval;

•	the need to conduct additional clinical trials;

•	the costs of establishing or contracting for sales and marketing capabilities;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the extent to which we acquire or in-licenses new products, technologies or businesses;

•	the effect of competing technological and market developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

We may need to seek additional funding through strategic alliances or through public or private sales of our equity securities. In addition, we may obtain equipment leases and may pursue opportunities to obtain debt financing in the future. There can be no assurance, however, that strategic alliances, additional equity or debt financing will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our then existing or planned development, commercialization or expansion activities.

Raising additional funds by issuing securities or through licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

The commercial success, if any, of Intermezzo® depends, in part, on the rights we are seeking through certain patent applications.

The potential commercial success of Intermezzo® depends on patents that may issue in connection with two families of patent applications that we have pending with the U.S. Patent and Trademark Office, or USPTO, each family covering, respectively, certain formulations and/or methods of use of zolpidem. In addition, we have pending certain foreign equivalent patent applications with respect to formulations and manufacture of zolpidem for use in treatment of middle of the night awakening, as well as applications covering combinations and methods of use of ondansetron in conjunction with atypical antipsychotic drugs. There can be no assurance that our pending patent applications, those applications we may file in the future, or those applications we may license from third parties, will result in patents being issued in a timely manner, or at all. Even if patents issue, the claims in such patents may not issue in a form that will be advantageous to us, may not encompass Intermezzo® or our other product candidates and their unique features, and may not provide us with proprietary protection or competitive advantages. For instance, competitors may be able to engineer around our formulation patent applications with alternate formulations that deliver therapeutic effects similar to potential products covered by our zolpidem formulation patent applications. Other drug companies may also be able to develop generic versions of our products if we are unable to maintain our proprietary rights. For example generic drug makers may attempt to introduce generic low dose zolpidem products similar to our products immediately after the expiration of Hatch-Waxman marketing exclusivity and prior to the expiration of patents that may be issued relating to Intermezzo®. Furthermore, among other limitations, the method of use patent applications that have been filed to encompass Intermezzo® are limited in scope to certain uses of zolpidem, so potential competitors could develop similar products using active pharmaceutical ingredients other than zolpidem. Any patents we have obtained or do obtain may be challenged by re-examination, opposition, or other administrative proceeding, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid.

The active, and many of the inactive, ingredients in Intermezzo®, including generically manufactured zolpidem, have been known and used for many years and, therefore, are no longer subject to patent protection. Accordingly, certain of our pending patent applications are directed to the particular formulations of these ingredients in our products, and their use. Although we believe our formulations and their use are patentable and provide a competitive advantage, even if such patents are issued, such patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations. Moreover, if our patents were successfully challenged and ruled to be invalid, we would be exposed to a greater risk of direct competition.

Failure to obtain effective patent protection for Intermezzo® and our other product candidates would allow for products to be marketed by competitors that would undermine our sales, marketing and collaboration efforts, and reduce or eliminate our revenues. In addition, both the patent application process and the process of managing patent disputes can be time consuming and expensive.

If we are unable to maintain and enforce our proprietary rights, we may not be able to compete effectively or operate profitably.

Our commercial success will depend, in part, on obtaining and maintaining patent protection, trade secret protection and regulatory protection of our proprietary technology and information as well as successfully defending against third-party challenges to our proprietary technology and information. We will be able to protect our proprietary technology and information from use by third parties only to the extent that we have valid and enforceable patents, trade secrets or regulatory protection to cover them and we have exclusive rights to utilize them.

Our commercial success will continue to depend in part on the patent rights we own, the patent rights we have licensed, the patent rights of our suppliers and the patent rights we plan to obtain related to future products we may market. Our success also depends on our and our licensors’ and suppliers’ ability to maintain these patent rights against third-party challenges to their validity, scope or enforceability. Further, we do not fully control the patent prosecution of the patents and patent applications we have licensed. There is a risk that licensors to us will not devote the same resources or attention to the prosecution of the licensed patent applications as we would if we controlled the prosecution of the patent applications, and the resulting patent protection, if any, may not be as strong or comprehensive as if we had prosecuted the applications ourselves. The patent positions of biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example:

•	we or our licensors might not have been the first to make the inventions covered by pending patent applications and issued patents;

•	we or our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications or any pending patent applications of our licensors will result in issued patents;

•

our patents, if issued, and the issued patents of our licensors may not provide a basis for commercially viable products, or may not provide us with any competitive advantages, or may be challenged and invalidated by third parties;

•	we may not develop additional proprietary technologies or product candidates that are patentable; or

•	the patents of others may have an adverse effect on our business.

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we seek to protect confidential information, in part, by confidentiality agreements with our employees, consultants, contractors, or scientific and other advisors, they may unintentionally or willfully disclose our information to competitors. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

If we are not able to defend the patent or trade secret protection position of our technologies and product candidates, then we will not be able to exclude competitors from developing or marketing competing products, and we may not generate enough revenue from product sales, if any, to justify the cost of development of our product candidates and to achieve or maintain profitability.

If we are sued for infringing intellectual property rights of other parties, such litigation will be costly and time consuming, and an unfavorable outcome would have a significant adverse effect on our business.

Although we believe that we would have valid defenses to allegations that our current product candidates, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties of which we are aware, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent rights that might be infringed by our products or other activities. There has been, and we believe that there will continue to be, significant litigation and demands for licenses in the life sciences industry regarding patent and other intellectual property rights. Competitors or other patent holders may assert that or products and the methods we employ are covered by their patents. These parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages or possibly prevent us from commercializing our product candidates. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

As a result of patent infringement claims, or in order to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be non-exclusive, which would give competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

In the event a competitor infringes upon one of our patents or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from management. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.

The pharmaceutical industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. We could therefore become subject to litigation that could be costly, result in the diversion of management’s time and efforts, and require us to pay damages. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that they own U.S. or foreign patents containing claims that cover our products, components of our products, or the methods we employ in making or using our products. In addition, we may become a party to an interference proceeding declared by the USPTO to determine the priority of inventions. Because patent applications can take many years to issue, and in many instances, at least 18 months to publish, there may be applications now pending of which we are unaware, which may later result in issued patents that contain claims that cover our products. There could also be existing patents, of which we are unaware, that contain claims that cover one or more components of our products. As the number of participants in our industry increases, the possibility of patent infringement claims against us also increases.

Any interference proceeding, litigation, or other assertion of claims against us may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be required to pay substantial damages and/or royalties and could be prevented from selling our products unless we could obtain a license or were able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may be unable to make, use, sell, or otherwise commercialize one or more of our products. In addition, if we are found to willfully infringe, we could be required to pay treble damages, among other penalties.

If we fail to comply with our obligations in the agreements under which we license rights to products or technology from third parties, we could lose license rights that are important to our business.

We are a party to a number of agreements that include technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we hold licenses from SPI Pharmaceuticals, Inc. relating to key excipients used in the manufacture of Intermezzo®. If we fail to comply with these agreements, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license, including Intermezzo®.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of former employers.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we ourselves have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain potential products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

If our agreements with employees, consultants, advisors and corporate partners fail to protect our intellectual property, proprietary information or trade secrets, it could have a significant adverse effect on us.

We have taken steps to protect our intellectual property and proprietary technology, by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, advisors and corporate partners. However, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

Our stock price is expected to be volatile.

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for Intermezzo® or other product candidates, and delays or failures to obtain such approvals;

•	failure of any product candidates, if approved, to achieve commercial success;

•	issues in manufacturing approved products, if any, or product candidates;

•	the results of current and any future clinical trials of our product candidates;

•	the entry into, or termination of, key agreements, including key commercial partner agreements;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend our intellectual property rights or defend against the intellectual property rights of others;

•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	adverse publicity relating to the insomnia market, including with respect to other products and potential products in such market;

•	the introduction of technological innovations or new therapies that compete with our potential products;

•	the loss of key employees;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by stockholders to replace or remove management.

Provisions in our certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include a classified board of directors, a prohibition on actions by written consent of stockholders and the ability of the board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by stockholders to replace or remove the then-current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

We have never paid dividends on our capital stock, and do not anticipate that we will pay any cash dividends in the foreseeable future.

We have not paid cash dividends on any of our classes of capital stock to date, and our current expectation is that we will retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain, if any, as a result of holding shares of our common stock, for the foreseeable future.

Future sales of shares by existing stockholders could cause our stock price to decline.

If existing stockholders sell, or indicate an intention to sell, substantial amounts of common stock in the public market after the lock-up and other legal restrictions on resale entered into by our securityholders in connection with the merger of Novacea and TPI lapse, the trading price of our common stock could decline. As of May 13, 2009, we had a total of approximately 13.1 million shares of common stock outstanding. Of these shares, approximately 8.8 million shares of common stock were not subject to lock-up agreements.

Pursuant to the lock-up agreements entered into in connection with the Merger of TPI and Novacea, 50% of the shares subject to the lock-up agreements were released from such restrictions three months from the January 30, 2009 closing date, and the remainder of the shares subject to such restrictions will be released six months from such closing date. Based on shares outstanding as of May 13, 2009, approximately 4.0 million of the shares subject to the lock-up agreements are held by our directors, executive officers and other affiliates and will remain subject other resale limitations after the expiration of lock-up agreement restrictions, including volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, 2,025,015 shares of common stock that were subject to outstanding options as of March 31, 2009 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If shares that become free of these restrictions are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The highly concentrated ownership of our common stock may prevent stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and their affiliates beneficially own or control approximately 64% of the outstanding shares of our common stock as of March 31, 2009. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions.

These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit the other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders of Novacea was held on January 27, 2009, at 9:00 AM PST, at 400 Oyster Point Boulevard, Suite 200, South San Francisco, California 94080, in which the stockholders of Novacea approved the following:

1. The issuance of Novacea common stock and the resulting change in control of Novacea pursuant to the Agreement and Plan of Merger and Reorganization, dated as of August 29, 2008, as amended on December 23, 2008, by and among Novacea, Pivot Acquisition, Inc. and Transcept.

2. An amendment of the certificate of incorporation of Novacea to carry out a one-for-five reverse stock split that was made effective in connection with the merger of Novacea and TPI.

3. An amendment of the certificate of incorporation of Novacea to change its name from “Novacea, Inc.” to “Transcept Pharmaceuticals, Inc.” in connection with the merger of Novacea and TPI.

All of the proposals were approved. The result of the stockholders’ votes on the proposals is as follows:

	For	Against	Abstain	Broker Non-Votes
Proposal 1	12,814,159	9,133,741	800	1,718,169
Proposal 2	14,140,678	9,276,105	250,086	0
Proposal 3	14,181,276	9,245,910	239,683	0

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit

2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of August 29, 2008, by and among Novacea, Pivot Acquisition, Inc. and TPI.

2.2(1)	Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 23, 2008, by and among Novacea, Pivot Acquisition, Inc. and TPI.

3.1(2)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(2)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(3)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(3)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(3)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(4)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

10.1(3)	TPI Amended and Restated 2002 Stock Option Plan and forms of agreements relating thereto.

10.2(6)	Sublease dated as of March 24, 2009 by and between Transcept Pharmaceuticals, Inc. and BiPar Sciences, Inc.

10.3(3)	Lease, by and between TPI and Point Richmond R&D Associates, L.P., dated as of February 22, 2006.

10.4(3)	First Amendment to Lease, by and between TPI and Point Richmond R&D Associates, L.P., dated as of June 27, 2007.

10.5(5)	Second Amendment to Lease, by and between Transcept and Point Richmond R&D Associates, L.P., dated as of February 20, 2009

10.6(5)	Lease, by and between Transcept and Point Richmond R&D Associates II, LLC, dated as of February 20, 2009

10.7(3)†	Supply Agreement, by and between TPI and Plantex USA, Inc., dated as of March 31, 2006.

10.8(3)†	Letter Agreement, by and between TPI and Plantex USA, Inc., dated as of August 6, 2008.

10.9(3)†	Packaging and Supply Agreement, by and between TPI and Anderson Packaging, Inc., dated as of September 14, 2006.

10.10(3)†	Amendment to Packaging and Supply Agreement, by and between TPI and Anderson Packaging, Inc., dated as of September 14, 2006.

10.11(3)†	Manufacturing Services Agreement, by and between TPI and Patheon Pharmaceuticals, Inc., dated as of October 6, 2006.

10.12(3)†	Amendment #1 to Manufacturing Services Agreement, by and between TPI and Patheon Pharmaceuticals, Inc., dated as of January 1, 2008.

10.13(3)†	Supply and Sublicense Agreement, by and between TPI and Mikart, Inc., dated as of January 22, 2008.

10.14(3)†	Manufacturing and Supply Agreement, by and between TPI and Mikart, Inc., dated as of August 21, 2008.

10.15(3)†	Packaging and Supply Agreement, by and between TPI and Sharp Corporation, dated as of June 16, 2008.

10.16(3)†	Supply and License Agreement, by and between TPI and SPI Pharma, Inc., dated as of June 27, 2006.

10.17(3)†	Amendment #1 to Supply and License Agreement, by and between TPI and SPI Pharma, Inc., dated as of March 14, 2008.

10.18(3)†	Supply Agreement, by and among TPI and SPI Pharma, Inc., dated as of July 23, 2007.

10.19(3)	Offer Letter dated June 4, 2008, by and between TPI and Susan L. Koppy, including Side Letter dated August 20, 2008.

10.20(3)	Offer Letter dated April 15, 2008, by and between TPI and Terrence Moore, including Side Letter dated August 20, 2008 and Side Letter dated December 23, 2008.

10.21	Amended and Restated Director Compensation Policy.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registration Statement on Form S-4, Securities and Exchange Commission file number 333-153844, as declared effective on December 29, 2008.

(2)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

(3)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

(4)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.

(5)	Incorporated by reference from the Annual Report on Form 10-K filed on March 31, 2009.

(6)	Incorporated by reference from the Current Report on Form 8-K filed on March 31, 2009.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 15th day of May 2009.

Transcept Pharmaceuticals, Inc.

/s/ Thomas P. Soloway
Thomas P. Soloway
Senior Vice President, Operations and Chief Financial Officer (Principal Financial Officer)

Exhibits:

Exhibit No.	Description of Exhibit

2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of August 29, 2008, by and among Novacea, Pivot Acquisition, Inc. and TPI.

2.2(1)	Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 23, 2008, by and among Novacea, Pivot Acquisition, Inc. and TPI.

3.1(2)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(2)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(3)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(3)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(3)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(4)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

10.1(3)	TPI Amended and Restated 2002 Stock Option Plan and forms of agreements relating thereto.

10.2(6)	Sublease dated as of March 24, 2009 by and between Transcept Pharmaceuticals, Inc. and BiPar Sciences, Inc.

10.3(3)	Lease, by and between TPI and Point Richmond R&D Associates, L.P., dated as of February 22, 2006.

10.4(3)	First Amendment to Lease, by and between TPI and Point Richmond R&D Associates, L.P., dated as of June 27, 2007.

10.5(5)	Second Amendment to Lease, by and between Transcept and Point Richmond R&D Associates, L.P., dated as of February 20, 2009

10.6(5)	Lease, by and between Transcept and Point Richmond R&D Associates II, LLC, dated as of February 20, 2009

10.7(3)†	Supply Agreement, by and between TPI and Plantex USA, Inc., dated as of March 31, 2006.

10.8(3)†	Letter Agreement, by and between TPI and Plantex USA, Inc., dated as of August 6, 2008.

10.9(3)†	Packaging and Supply Agreement, by and between TPI and Anderson Packaging, Inc., dated as of September 14, 2006.

10.10(3)†	Amendment to Packaging and Supply Agreement, by and between TPI and Anderson Packaging, Inc., dated as of September 14, 2006.

10.11(3)†	Manufacturing Services Agreement, by and between TPI and Patheon Pharmaceuticals, Inc., dated as of October 6, 2006.

10.12(3)†	Amendment #1 to Manufacturing Services Agreement, by and between TPI and Patheon Pharmaceuticals, Inc., dated as of January 1, 2008.

10.13(3)†	Supply and Sublicense Agreement, by and between TPI and Mikart, Inc., dated as of January 22, 2008.

10.14(3)†	Manufacturing and Supply Agreement, by and between TPI and Mikart, Inc., dated as of August 21, 2008.

10.15(3)†	Packaging and Supply Agreement, by and between TPI and Sharp Corporation, dated as of June 16, 2008.

10.16(3)†	Supply and License Agreement, by and between TPI and SPI Pharma, Inc., dated as of June 27, 2006.

10.17(3)†	Amendment #1 to Supply and License Agreement, by and between TPI and SPI Pharma, Inc., dated as of March 14, 2008.

10.18(3)†	Supply Agreement, by and among TPI and SPI Pharma, Inc., dated as of July 23, 2007.

10.19(3)	Offer Letter dated June 4, 2008, by and between TPI and Susan L. Koppy, including Side Letter dated August 20, 2008.

10.20(3)	Offer Letter dated April 15, 2008, by and between TPI and Terrence Moore, including Side Letter dated August 20, 2008 and Side Letter dated December 23, 2008.

10.21	Amended and Restated Director Compensation Policy.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registration Statement on Form S-4, Securities and Exchange Commission file number 333-153844, as declared effective on December 29, 2008.

(2)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

(3)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

(4)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.

(5)	Incorporated by reference from the Annual Report on Form 10-K filed on March 31, 2009.

(6)	Incorporated by reference from the Current Report on Form 8-K filed on March 31, 2009.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.