Form 10-Q
period 2009-06-30
Transcept Pharmaceuticals Inc
filed 2009-08-14
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 10, 2009, 13,114,304 shares of our Common Stock, $0.001 par value, were outstanding.

Index to Financial Statements

Transcept Pharmaceuticals, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$10,108,147	$4,431,505
Marketable securities	63,335,541	7,250,987
Prepaid and other current assets	1,689,238	381,836
Restricted cash	200,000	200,000

Total current assets	75,332,926	12,264,328
Property and equipment, net	1,456,979	1,450,216
Goodwill	2,961,664	—
Other assets	826,243	65,970

Total assets	$80,577,812	$13,780,514

Liabilities, convertible preferred stock and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$1,090,963	$575,269
Accrued liabilities	2,343,466	1,468,415
Assumed lease liability, short-term portion	254,177	—
Loan payable, short-term portion	43,014	3,347,010

Total current liabilities	3,731,620	5,390,694
Warrant liability	—	599,845
Deposit for stock purchase	63,738	87,656
Deferred rent	91,780	77,044
Assumed lease liability, long-term portion	571,899	—
Loan payable, long-term portion	147,687	169,636

Total liabilities	4,606,724	6,324,875
Convertible preferred stock: $0.001 par value; 7,593,091 shares authorized;
0 shares issued and outstanding at June 30, 2009; Series A - 60,212, Series B - 1,126,020, Series C - 2,838,091 and Series D - 3,325,647 shares issued and outstanding at December 31, 2008	—	71,036,951
Stockholders’ equity (net capital deficiency):
Common stock, $0.001 par value; 100,000,000 shares authorized; 13,075,401 and 454,676 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	13,075	455
Additional paid-in capital	156,647,439	1,503,841
Deficit accumulated during the development stage	(80,762,310)	(65,111,433)
Accumulated other comprehensive income	72,884	25,825

Total stockholders’ equity (net capital deficiency)	75,971,088	(63,581,312)

Total liabilities, convertible preferred stock and stockholders’ equity (net capital deficiency)	$80,577,812	$13,780,514

See accompanying notes.

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

					Period From Inception (January 8, 2002) to June 30, 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating expenses:
Research and development	$2,249,516	$2,780,834	$4,471,399	$6,391,429	$47,798,800
General and administrative	5,019,352	1,711,671	9,233,122	3,224,039	30,225,845
Merger related transaction costs	—	—	2,223,860	—	4,190,623

Total operating expenses	7,268,868	4,492,505	15,928,381	9,615,468	82,215,268

Loss from operations	(7,268,868)	(4,492,505)	(15,928,381)	(9,615,468)	(82,215,268)
Interest income	97,197	212,055	184,932	548,239	4,016,988
Interest expense	(5,266)	(205,286)	(170,924)	(442,128)	(2,536,571)
Other income (expense), net	63,823	(22,242)	263,496	(70,957)	507,736
Interest expense related to bridge loan warrants	—	—	—	—	(535,195)

Net loss	(7,113,114)	(4,507,978)	(15,650,877)	(9,580,314)	(80,762,310)
Deemed dividend - Series C convertible preferred stockholders	—	—	—	—	(457,874)

Loss attributable to common stockholders	$(7,113,114)	$(4,507,978)	$(15,650,877)	$(9,580,314)	$(81,220,184)

Basic and diluted net loss per share	$(0.54)	$(12.09)	$(1.42)	$(26.16)

Weighted average common shares outstanding	13,070,211	372,849	11,047,881	366,226

See accompanying notes.

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			Period From Inception (January 8, 2002) to June 30, 2009
	Six Months Ended June 30,
	2009	2008
Operating activities
Net loss	$(15,650,877)	$(9,580,314)	$(80,762,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	267,811	248,752	1,411,875
Noncash expense for issuance of Series C warrants	—	—	535,195
Stock-based compensation	550,881	291,734	1,754,410
Amortization of loan costs	27,661	18,440	122,938
Amortization of discount (warrants) on debt	47,332	86,661	439,969
Amortization of assumed lease liability	(97,320)	—	(97,320)
Remeasurement of preferred stock warrants	(199,673)	62,611	(574,991)
Loss on disposals of fixed assets	6,751	4,296	20,566
Gain on sale of marketable securities	(65,423)	—	(49,741)
Amortization (accretion) of premium/ discount on available for sale securities	412,190	(363,646)	(1,241,564)
Changes in operating assets and liabilities:
Prepaid and other current assets	40,391	153,633	(341,445)
Other assets	(17,934)	—	(179,180)
Accounts payable	515,695	(227,382)	1,090,963
Accrued liabilities	(1,089,828)	(244,375)	320,946
Deferred rent	14,736	2,992	42,368

Net cash used in operating activities	(15,237,607)	(9,546,598)	(77,507,321)

Investing activities
Purchases of property and equipment, net	(236,135)	(115,619)	(2,526,262)
Purchases of marketable securities	(68,091,192)	(12,961,350)	(202,690,346)
Maturities and sales of marketable securities	44,581,316	24,522,463	173,593,380
Cash and cash equivalents received from the Merger	47,986,875	—	47,986,875
Transfer to restricted cash	—	—	(200,000)

Net cash provided by investing activities	24,240,864	11,445,494	16,163,647

Financing Activities
Proceeds from issuance of long-term debt	—	—	10,000,000
Payments on long-term debt	(3,353,060)	(1,788,471)	(10,000,000)
Proceeds from issuances of convertible preferred stock, net	—	—	71,106,951
Repurchase of convertible preferred stock	—	—	(70,000)
Proceeds from issuance of common stock, net	26,445	8,538	415,935
Repurchase of common stock	—	—	(1,065)

Net cash (used in) provided by financing activities	(3,326,615)	(1,779,933)	71,451,821
Net increase in cash and cash equivalents	5,676,642	118,963	10,108,147
Cash and cash equivalents at beginning of period	4,431,505	5,695,849	—

Cash and cash equivalents at end of period	$10,108,147	$5,814,812	$10,108,147

See accompanying notes.

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

1. Organization and Summary of Significant Accounting Policies

Transcept Pharmaceuticals, Inc. (“Transcept” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the field of neuroscience. Transcept is a development stage company whose activities to date have been primarily performing research and development, hiring personnel, establishing collaborative arrangements, and raising capital to support and expand these activities. The lead Transcept product candidate, Intermezzo®, completed Phase 3 clinical trials, and on September 30, 2008, Transcept submitted a New Drug Application (“NDA”) for Intermezzo® to the U.S. Food and Drug Administration (“FDA”). The FDA has established October 30, 2009 as its target date under the Prescription Drug User Fee Act, or PDUFA, to take action on its review of the NDA. Transcept operates in one business segment.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009 or for any other interim period or any other future year.

The accompanying unaudited condensed financial statements and notes to financial statements should be read in conjunction with the Company’s audited financial statements in its Current Report on Form 8-K/A for the year ended December 31, 2008, as filed with the United States Securities and Exchange Commission on March 31, 2009.

Need to Raise Additional Capital

As of June 30, 2009, the Company had cash, cash equivalents and marketable securities of $73.4 million, working capital of $71.6 million, and an accumulated deficit of approximately $80.8 million. Management expects to continue to incur additional losses in the foreseeable future as the Company continues its research and development activities and prepares for the potential commercialization of Intermezzo®. Management believes that cash and marketable securities balances on hand at June 30, 2009 will be sufficient to fund planned expenditures for at least the next twelve months. Although management recognizes the potential need to raise additional funds in the future, there can be no assurance that the Company will be successful in consummating any such financing transaction, or if the Company does consummate such a transaction, that the terms and conditions of such transaction will not be unfavorable. Any failure to obtain additional funding will have a material negative effect on the Company and will likely result in a substantial reduction in the scope of the Company’s operations. See Note 9 – Subsequent events.

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

Marketable Securities

All marketable securities have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices. Management determines the appropriate classification of its

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management views its investment portfolio as available for use in current operations and, accordingly, has reflected all such investments as current assets although the stated maturity of individual investments may be one year or more beyond the balance sheet date. Unrealized gains and losses are included in other comprehensive net loss and reported as a separate component of stockholders’ equity (net capital deficiency). Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest on marketable securities is included in interest income. The net carrying value of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, over the estimated life of the security. Such amortization is computed under the effective interest method and included in interest income.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.

Long-Lived Assets

Long-lived assets include property and equipment. The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount or appraised value, as appropriate. Through June 30, 2009, there have been no such impairments.

Goodwill

Goodwill represents purchase consideration in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized, but tested for impairment annually at year-end, and at any time when events suggest impairment may have occurred. The Company’s goodwill impairment test is performed by comparing the fair value of the reporting unit to the carrying value of the reporting unit. The Company has one reporting unit to which the goodwill is assigned and tested for impairment. In the event the carrying value of a reporting unit exceeds its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value. Goodwill as of June 30, 2009 was approximately $3.0 million, and was recorded in connection with the Company’s merger with Novacea (see Note 2). Through June 30, 2009, there have been no impairments.

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

The Company recorded employee share-based compensation costs of $286,371 and $496,684 for the three and six month periods ended June 30, 2009, respectively and $141,669 and $284,878 for the three and six month periods ended June 30, 2008, respectively, in accordance with the provisions of SFAS No. 123(R). No related tax benefits of share-based compensation costs have been recognized since the Company’s inception.

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

Warrants to Purchase Convertible Preferred Stock

Effective July 1, 2005, the Company adopted the provisions of FASB Staff Position No. 150-5, Issuer’s Accounting Under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That are Redeemable, (“FSP 150-5”), an interpretation of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Under FSP 150-5, freestanding warrants to purchase shares of convertible preferred stock were classified as liabilities on the balance sheets at fair value because the warrants may conditionally obligate the Company to transfer assets at some point in the future. The warrants were subject to remeasurement at each balance sheet date, and any change in fair value was recognized as a component of other income (expense), net in the statements of operations.

The Company recorded $199,673 and ($62,611) in other income (expense), net relating to changes in fair value of all preferred stock warrants during the six month periods ended June 30, 2009 and 2008, respectively. The Company continued to record adjustments to the fair value of the warrants until the closing of the merger transaction on January 30, 2009, when they became warrants to purchase shares of common stock, wherein the warrants were no longer subject to FSP 150-5. As of January 30, 2009, $400,172, the then-current aggregate fair value of these warrants, was reclassified from a liability to additional paid-in capital, a component of stockholders’ equity (net capital deficiency).

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

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements. The statement requires disclosure of the date through which subsequent events were evaluated and the basis for that date. SFAS No. 165 sets forth the following: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 was effective for the Company for the period ending June 30, 2009 and requires prospective application. The Company has evaluated certain events and transactions occurring after June 30, 2009 and through August 14, 2009, the date of our Form 10-Q filing. See Footnote 9 - Subsequent Events.

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

Goodwill is derived from the value obtained from the additional resources of the combined company.

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

Assumed severance, retention and other merger related obligations:

Upon completion of the Merger on January 30, 2009, the Company became liable to pay approximately $2.2 million in payments due to Novacea employees upon a change in control, of which $1.8 million has been paid as of June 30, 2009. None of these payments required on-going services of the employees subsequent to the change in control.

Pro forma information:

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Merger had taken place as of January 1, 2008 (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue (1)	$—	$53,739	$—	$60,528
Net income (loss) attributable to common stockholders	$(7,113)	$42,604	$(16,423)	$36,372
Pro forma net income (loss) per share:
Basic	$(0.54)	$3.31	$(1.26)	$2.83

Diluted	$(0.54)	$3.23	$(1.26)	$2.76

Shares used in computing net income (loss) per share:
Basic	13,070	12,883	13,057	12,864

Diluted	13,070	13,189	13,057	13,172

(1)	Revenue related to the Collaboration Agreement between Novacea and Schering. Upon termination of the Collaboration Agreement on April 4, 2008, Novacea recognized as revenue during the second quarter of 2008 the previously deferred revenue balance of $52.4 million related to the non-refundable upfront payments. The deferred revenue balance related to the non-refundable upfront payments from Schering was zero as of June 30, 2008.

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

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

The following table presents the calculation of basic and diluted net loss per share (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator:
Loss attributable to common stockholders	$(7,113,114)	$(4,507,978)	$(15,650,877)	$(9,580,314)

Denominator:
Weighted average common shares outstanding	13,118,827	456,706	11,095,684	449,306
Less: Weighted average common shares subject to repurchase	(48,616)	(83,857)	(47,803)	(83,080)

Denominator for basic and diluted net loss per share attributable to common stockholders	13,070,211	372,849	11,047,881	366,226

Basic and diluted net loss per share attributable to common stockholders	$(0.54)	$(12.09)	$(1.42)	$(26.16)

The following outstanding shares subject to options and warrants to purchase common stock, common stock subject to repurchase, convertible preferred stock and shares subject to warrants to purchase convertible preferred stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from dilutive securities computation (unaudited):

	June 30,
	2009	2008
Shares subject to options to purchase common stock	2,053,434	1,049,426
Shares subject to warrants to purchase common stock	156,007	—
Common stock subject to repurchase	38,223	73,488
Convertible preferred stock (as-converted basis)	—	7,349,970
Shares subject to warrants to purchase convertible preferred stock	—	156,007

Total	2,247,664	8,628,891

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized gains (losses) on available-for-sale securities. Total comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss	$(7,113,114)	$(4,507,978)	$(15,650,877)	$(9,580,314)
Changes in unrealized gain (loss) on marketable securities	38,652	(121,639)	47,059	(67,470)

Comprehensive net loss	$(7,074,462)	$(4,629,617)	$(15,603,818)	$(9,647,784)

4. Fair Value

On January 1, 2008, the Company adopted SFAS No. 157 as it applies to its financial assets and financial liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the estimated exit price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date rather than on an entry price which represents the purchase price of an asset or liability. SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

•	Level 1 - Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

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

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) and liabilities (convertible preferred stock warrant liabilities) measured at fair value on a recurring basis as of June 30, 2009:

		Fair Value Measurements at Reporting Date Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200,106	$200,106	$—	$—
Money market funds	10,106,732	10,106,732	—
U.S. government sponsored enterprise issues	32,844,335	—	32,844,335	—
U.S. Treasury securities	30,491,100	—	30,491,100	—

	$73,642,273	$10,306,838	$63,335,435	$—

Liabilities
Convertible preferred stock warrant liabilities	$—	$—	$—	$—

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) and liabilities (convertible preferred stock warrant liabilities) measured at fair value on a recurring basis as of December 31, 2008:

		Fair Value Measurements at Reporting Date Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200,187	$200,187	$—	$—
Money market funds	4,031,129	4,031,129	—
U.S. corporate debt	999,960	—	999,960	—
U.S. government sponsored enterprise issues	5,750,850	—	5,750,850	—
U.S. Treasury securities	499,990	—	499,990	—

	$11,482,116	$4,231,316	$7,250,800	$—

Liabilities
Convertible preferred stock warrant liabilities	$599,845	$—	$—	$599,845

The following table sets forth the changes in the fair value of the Company’s Level 3 financial liabilities (convertible preferred stock warrant liabilities), which were measured at fair value on a recurring basis for the period ended June 30, 2009:

Fair value as of December 31, 2008	$599,845
Change in fair value	(199,673)
Transfer to equity upon conversion of preferred stock to common stock on January 30, 2009	(400,172)

Fair value as of March 31, 2009 and June 30, 2009	$—

The decrease in fair value of the convertible preferred stock warrant liabilities of $199,673 was recognized in other income (expense), net in the statements of operations. Concurrent with the Merger as described in Note 1 above, the warrants to purchase preferred stock were converted into warrants to purchase common stock with the same exercise prices and expiration dates, and the aggregate fair value of these warrants was reclassified from a liability to additional paid-in capital, a component of stockholders’ equity (net capital deficiency).

No other assets and liabilities were carried at fair value as of June 30, 2009.

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

5. Cash, Cash Equivalents, and Marketable Securities

The following is a summary of cash, cash equivalents, restricted cash, and short-term marketable securities as of the respective dates:

	June 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$1,415	$—	$—	$1,415
Certificates of deposit	200,106	—	—	200,106
Government sponsored enterprise issues	32,782,652	61,683	—	32,844,335
Money market funds	10,106,732	—	—	10,106,732
U.S. Treasury securities	30,479,898	15,888	(4,686)	30,491,100

	$73,570,803	$77,571	$(4,686)	$73,643,688

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$400,376	$—	$—	$400,376
Corporate notes	997,833	2,127	—	999,960
Certificates of deposit	200,187	—	—	200,187
Government sponsored enterprise issues	5,727,573	23,277	—	5,750,850
Money market funds	4,031,129	—	—	4,031,129
U.S. Treasury securities	499,568	422	—	499,990

	$11,856,666	$25,826	$—	$11,882,492

During the first six months of 2009, proceeds from the sales of available-for-sale marketable securities totaled $32,080,403 with realized gains of $65,423. There were no sales of available-for-sale marketable securities during the first six months of 2008. The amortized cost and estimated fair value of available-for-sale marketable securities at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
	Cost	Fair value	Cost	Fair value
Cash equivalents	$10,108,147	$10,108,147	$4,431,505	$4,431,505
Marketable securities	63,262,656	63,335,541	7,225,161	7,250,987
Restricted cash	200,000	200,000	200,000	200,000

	$73,570,803	$73,643,688	$11,856,666	$11,882,492

Based on the fair value of the Company’s marketable securities at June 30, 2009, $6,117,410 had a contractual maturity of between one and two years, and the remaining $57,218,131 had a contractual maturity of one year or less.

6. Loans and Security Agreement

In February 2006, the Company entered into a Loan and Security Agreement (the “Agreement”) with Hercules Technology Growth Capital (“Hercules”). Under the terms of the Agreement, the Company was initially entitled to draw up to $4.0 million. This amount was raised to $10.0 million upon reaching certain development milestones, which were achieved in October 2006. Interest under the loan was fixed at prime plus 2.69% at the date of the initial draw. The Company drew down an advance of $4.0 million on May 31, 2006, and drew down the remaining available advance of $6.0 million on December 28, 2006, against which interest accrued at rates of 10.69% and 10.94%, respectively. The draw required interest only repayment for the period from initial borrowing to December 31, 2006. Principal and interest repayment commenced in January 2007, to be continued for 33 months. Under the terms of the Agreement, the Loan was secured by a perfected first priority security interest in all of the Company’s tangible and intangible

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

assets owned or subsequently acquired, except for intellectual property. On February 3, 2009, the Company repaid the remaining outstanding principal and interest under this loan, in the amount of $2,763,437, which included a 2% prepayment charge. The prepayment charge of $54,153 was included in interest expense during the first quarter of 2009.

In connection with the Agreement, the Company was required to pay approximately $123,000 in facility and other fees. These fees were capitalized in other assets and were being amortized to interest expense over the term of the loan. In conjunction with the full repayment of the loan in February 2009, as noted above, the remaining facility and other fees of $27,661 were amortized to interest expense during the first quarter of 2009.

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

7. Commitments and Contingencies

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

In June 2007, Novacea entered into an operating lease for 25,288 square feet for corporate facilities located in South San Francisco, California. The lease for the facilities is non-cancelable and has a five-year term with a total obligation of $3.6 million. The lease provides for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of an extension, market adjusted rates. As of June 30, 2009, the Company maintained a Certificate of Deposit acting as a security deposit of $770,000 required under conditions of the lease, which was recorded as a noncurrent asset on the Company’s balance sheet. On March 25, 2009, the Company entered into a sublease agreement dated as of March 24, 2009 for 18,368 square feet of the 25,288 square feet located in South San Francisco. The term of the sublease commenced on June 1, 2009 and ends on October 31, 2012. Total base rent payable by the subleasee through the end of the term of the sublease is approximately $1.1 million. In connection with this sublease, on April 6, 2009 the Company received an irrevocable standby letter of credit in the amount of $100,000, expiring May 31, 2010, as a security deposit. On June 16, 2009, the Company entered into a sublease agreement dated for reference purposes as of June 11, 2009 for the remaining 6,920 square feet of the South San Francisco facility. The term of the sublease commenced on July 1, 2009 and ends on October 31, 2012. Total base rent payable by the sublease through the end of the term of the sublease is approximately $0.4 million.

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

8. Convertible Preferred Stock

On January 30, 2009, pursuant to the Merger, all outstanding shares of convertible preferred stock were exchanged for a total of 7,349,970 shares of common stock. As of June 30, 2009, there are no issued or outstanding shares of redeemable convertible preferred stock.

9. Subsequent events

On July 31, 2009, the Company signed the United States License and Collaboration Agreement with Purdue Pharmaceutical Products L.P. (“Purdue”) that provides an exclusive license to Purdue to commercialize Intermezzo® in the United States (the “Collaboration Agreement”) and pursuant to which:

•	Purdue paid the Company a $25 million license fee in August 2009 in connection with the signing of the Collaboration Agreement;

•	The Company is obligated to seek FDA approval of Intermezzo® and to continue development of Intermezzo® at its expense until FDA approval;

•

If Purdue does not exercise its right to terminate the Collaboration Agreement after review of any final label for Intermezzo®, if approved, Purdue is obligated to pay the Company up to $30 million based upon the timing of an FDA approval of Intermezzo®. If Purdue elects to continue with the collaboration, the Company is obligated to transfer the Intermezzo® NDA to Purdue and Purdue is obligated to assume the expense associated with maintaining the NDA and further development of Intermezzo® in the United States.

•

Purdue is then obligated to commercialize Intermezzo® in the United States at its expense and pay the Company tiered double-digit base royalties on net sales of Intermezzo® in the United States ranging up to the mid-twenty-percent level;

•

Purdue is potentially obligated to pay the Company up to an additional $90 million upon meeting certain intellectual property milestones and upon the achievement of certain net sales targets for Intermezzo® in the United States; and

•

The Company retained an option to co-promote Intermezzo® to psychiatrists in the United States as early as the first anniversary of commercial launch of Intermezzo® and upon entry into the market under the co-promotion option, the Company would receive an additional double-digit royalty from Purdue on sales generated by psychiatrists in the United States.

•

The Company also granted Purdue and an associated company the right to negotiate for the commercialization of Intermezzo® in Mexico and Canada, respectively, and retained rights to commercialize Intermezzo® in the rest of the world.

The Company’s co-promote option is terminable by Purdue upon acquisition of the Company or in the event of entry of generic competition to Intermezzo®. The royalty payments discussed above are subject to reduction in connection with, among other things, the entry of generic competition to Intermezzo®.

In connection with its entry into the Collaboration Agreement, the Company entered into amendments to the following supply agreements:

•	Manufacturing Services Agreement with Patheon Inc., dated October 6, 2006, as amended on January 1, 2008;

•	Supply Agreement with Plantex USA, Inc., dated March 31, 2006;

•	Supply Agreement with SPI Pharma, Inc., dated July 23, 2007; and

•	Supply and License Agreement with SPI Pharma, Inc., dated June 27, 2006, as amended on March 14, 2008.

Transcept Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

These amendments will not become effective until such time that notice is provided to the manufacturers that the NDA for Intermezzo® has been transferred from the Company to Purdue as described above. Each of these amendments excludes the Collaboration Agreement Territory from the territory set forth in such supply agreements to allow for Purdue to enter into direct supply agreements with such manufacturers. In connection with any termination of the Collaboration Agreement, the territory changes set forth in the amendments also terminate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and actual results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•

the timing of the U.S. Food and Drug Administration’s, or FDA’s, review of the new drug application, or NDA, for Intermezzo® and the potential receipt of correspondence from the FDA by the assigned October 30, 2009 Prescription Drug User Fee Act, or PDUFA, date;

•	the potential for Intermezzo® to be the first sleep aid approved specifically for use for middle of the night awakenings;

•

the potential launch and commercialization of Intermezzo® by Purdue Pharmaceutical Products L.P., or Purdue, under our United States License and Collaboration Agreement, or the Collaboration Agreement;

•	expected activities and responsibilities of us and Purdue under the Collaboration Agreement;

•	our potential receipt of revenue under the Collaboration Agreement, including milestone and royalty revenue;

•

the satisfaction of conditions under the Collaboration Agreement with Purdue required for continued commercialization, the payment of potential milestone payments, royalties and other Purdue obligations under the Collaboration Agreement;

•	the potential benefits of, and markets for, Intermezzo® and other product candidates;

•	our plans for the manufacturing of Intermezzo®, including the manufacture of validation batches;

•	potential competitors and competitive products;

•

expectations with respect to our ability to carry out plans to promote Intermezzo® to psychiatrists in the United States through our co-promote option under the Collaboration Agreement, including development of a potential sales and marketing capability;

•	guidance with respect to expected cash, cash equivalents and marketable securities, research and development expenses, and general and administrative expenses;

•	our ability to satisfy liquidity requirements for at least the next twelve months;

•	losses, costs, expenses, expenditures and cash flows;

•	capital requirements and our needs for additional financing;

•	the ability and degree to which the Company will obtain and maintain market exclusivity from the FDA for Intermezzo® under Section 505(b)(2) of the Federal Food and Drug Cosmetic Act;

•	future payments under lease obligations and equipment financing lines;

•	our ability to obtain and maintain patent protection for Intermezzo® without violating the intellectual property rights of others; and

•	expected future sources of revenue and capital.

We undertake no obligation to, and expressly disclaim any obligation to, revise or update the forward-looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, which are more fully discussed in the “Risk Factors” section and elsewhere in this Quarterly Report, including, but not limited to, those risks and uncertainties relating to:

•	positive results in clinical trials may not be sufficient to obtain FDA regulatory approval of Intermezzo® or to grant marketing exclusivity for Intermezzo® under Hatch-Waxman;

•	potential termination of the Collaboration Agreement by Purdue after its review of any final label for Intermezzo®, if approved, or otherwise;

•	our satisfaction of conditions under the Collaboration Agreement with Purdue required for Purdue to carry out its obligations under such agreement;

•	difficulties or delays in building a sales organization in connection with any exercise of our co-promote option to psychiatrists under the Collaboration Agreement;

•	physician or patient reluctance to use Intermezzo®, if approved;

•

changing standards of care and the introduction of products by competitors, including generic products whose introduction could reduce our royalty rates under the Collaboration Agreement, or alternative therapies for the treatment of indications we target;

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

Overview

Prior to January 30, 2009 we were known as Novacea Inc. On January 30, 2009, we completed a business combination, referred to as the Merger, with Transcept Pharmaceuticals, Inc., or TPI. For accounting purposes, TPI was deemed to be the acquiring entity in the Merger. In connection with the Merger, we changed our name to Transcept Pharmaceuticals, Inc. and effected a 1-for-5 reverse stock split of our Common Stock. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the Merger, and the 1-for-5 reverse split of our Common Stock on January 30, 2009. All references to “Transcept,” “we,” “us,” “our” or the “Company” mean Transcept Pharmaceuticals, Inc., the publicly-traded combined company resulting from the Merger and, as successor to the business of TPI, includes activities taking place with respect to the business of TPI prior to the merger of TPI and Novacea, as applicable.

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

We have completed all scheduled clinical trials on behalf of Intermezzo® and submitted an NDA to the FDA on September 30, 2008, which was accepted for filing on December 15, 2008. The FDA originally assigned the Intermezzo® NDA a July 30, 2009 PDUFA date, the statutorily determined target date for the FDA to have a response to our NDA submission. On June 10, 2009, the FDA extended the PDUFA date by three months, to October 30, 2009.

On July 31, 2009, we entered into the Collaboration Agreement with Purdue that provides Purdue an exclusive license for commercialization of Intermezzo® in the United States. We also granted Purdue and an associated company the right to negotiate for the commercialization of Intermezzo® in Mexico and Canada, respectively. We retained rights to commercialize Intermezzo® in the rest of the world. Under our Collaboration Agreement with Purdue:

•	On August 4, 2009, Purdue paid us a $25 million license fee in connection with the effectiveness of the Collaboration Agreement;

•	we are obligated to seek FDA approval of Intermezzo® and to continue development of Intermezzo® at our expense until FDA approval;

•

Purdue is obligated to pay us up to $30 million based upon the timing of an FDA approval of Intermezzo® if Purdue does not terminate the collaboration after review of an FDA approval for Intermezzo®, after which time we are obligated to transfer the Intermezzo® NDA to Purdue and Purdue is obligated to assume the expense associated with maintaining the NDA and further development of Intermezzo® in the United States.

•

Purdue is then obligated to commercialize Intermezzo® in the United States at its expense and pay the Company tiered double-digit base royalties on net sales of Intermezzo® in the United States ranging up to the mid-twenty-percent level;

•

Purdue is potentially obligated to pay us up to an additional $90 million upon meeting certain intellectual property milestones and upon the achievement of certain net sales targets for Intermezzo® in the United States; and

•

we retained an option to co-promote Intermezzo® to psychiatrists in the United States as early as the first anniversary of commercial launch of Intermezzo® and would receive an additional double-digit royalty from Purdue on sales generated by psychiatrists in the United States.

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including early-stage clinical trials. As of June 30, 2009, we had cash, cash equivalents, restricted cash and marketable securities of $73.6 million, working capital of $71.6 million and an accumulated deficit of $80.8 million.

Our ability to generate near term revenue is dependent upon the receipt of milestone and royalty payments under our Collaboration Agreement with Purdue, which are dependent upon the regulatory approval by the FDA of our lead product candidate, Intermezzo®. To achieve profitable operations, Intermezzo® must be successfully developed and commercialized and we may need to identify, develop and commercialize future product candidates. Even if approved, our products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

Financial Operations Overview

Research and Development

Research and development expenses have represented approximately 31% and 62% of total operating expenses for the three months ended June 30, 2009 and 2008, respectively and 28% and 66% of total operating expenses for the six months ended June 30, 2009 and 2008, respectively. Research and development costs are expensed as incurred. Research and development expenses consist of expenses incurred in identifying, researching, developing and testing product candidates. These expenses primarily consist of the following:

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

Following the Merger, we have increased our general and administrative expenses for activities associated with operating as a publicly-traded company, including professional fees for consulting, legal and accounting as well as business licenses and fees. These increases include the hiring of additional personnel. As we work toward commercialization of Intermezzo® in the United States, we increased spending on our sales and marketing infrastructure, including increased headcount and marketing expenses necessary to prepare for the commercialization of Intermezzo®.

Interest Income

We receive interest income from cash, cash equivalents, restricted cash and marketable securities held with certain financial institutions.

Interest Expense

We incurred interest expense on the outstanding balance from our $10.0 million venture debt facility agreement, which was repaid in full during the first quarter of 2009. We also incur interest expense on a $0.3 million loan for tenant improvements, payable to the landlord of our corporate facility in Pt. Richmond, California.

Other Income/Expense (Net)

Other income/expense (net) relates to the change in fair value of preferred stock warrants, gains or losses on sales of marketable securities and other miscellaneous items. In connection with the Merger, the outstanding preferred stock warrants became outstanding common stock warrants and therefore are no longer treated as a liability requiring remeasurement to fair market value at each balance sheet date.

Results of Operations

Comparison of the Three Months Ended June 30, 2009 and 2008

The following table summarizes results of operations with respect to the items set forth below for the three months ended June 30, 2009 and 2008, in thousands, together with the percentage change in those items.

	For the Three Months Ended June 30,
	2009	2008	$ Change	% Change
Research and development	$2,250	$2,781	$(531)	(19)%
General and administrative	5,019	1,712	3,307	193%
Interest income	97	212	(115)	(54)%
Interest expense	(5)	(205)	200	98%
Other income (expense), net	64	(22)	86	391%

Research and Development Expenses

Research and development expenses decreased 19% to $2.25 million for the three months ended June 30, 2009 from $2.78 million for the comparable period in 2008. The decrease of $0.53 million for the three months ended June 30, 2009 is primarily attributable to the 2008 winding down of clinical, regulatory and contract manufacturing expenses as the Intermezzo® Phase 3 outpatient trial was largely completed by the end of 2007 as well as a reduction in costs associated with the submission of our NDA for Intermezzo® at the end of the third quarter of 2008.

General and Administrative Expenses

General and administrative expenses increased 193% to $5.02 million for the three months ended June 30, 2009 from $1.71 million for the comparable period in 2008. The approximate $3.31 million increase for the three months ended June 30, 2009 as compared to June 30, 2008 consists of the following:

•

Professional fees, including consulting, legal and accounting fees increased by $1.21 million primarily attributable to costs associated with operating as a publicly-traded company and negotiating our collaboration agreement with Purdue;

•

Personnel costs and related expenses increased by $0.80 million due to an increase in headcount to operate as a publicly-traded company and to prepare for the commercialization of Intermezzo®. Headcount increases were in the marketing, finance, executive and operations departments;

•	Marketing expenses increased by $0.73 million to support the development of the Intermezzo® commercialization plan; and

•

Other general and administrative expenses increased by $0.57 million due to increased insurance for operating as a publicly-traded company, costs associated with the Novacea facility in South San Francisco and increased travel to prepare for Intermezzo® commercialization.

Interest Income

Interest income decreased 54% to $97,000 for the three months ended June 30, 2009 from $212,000 for the comparable period in 2008. The decrease of approximately $115,000 for the three months ended June 30, 2009 is primarily attributable to changing the mix of investments toward lower risk, lower yield instruments due to the downturn in the U.S. and world economy during the second half of 2008. In addition, investments held during the second quarter of 2008 were, in the aggregate, purchased at a discount to face value whereas investments held during the second quarter of 2009 were primarily acquired at a premium. Amortization of bond premiums are recorded as a reduction of interest income.

Interest Expense

Interest expense decreased 98% to $5,000 for the three months ended June 30, 2009 from $205,000 for the comparable period in 2008. The $200,000 decrease for the three months ended June 30, 2009 was primarily attributable to lower average outstanding debt during the 2009 period as compared to the same period in the prior year due to our repayment in full of our debt under a Loan and Security Agreement with Hercules Technology Growth Capital during the first quarter 2009.

Other Income (Expense), Net

Other income (expense), net increased 391% to $64,000 for the three months ended June 30, 2009 from ($22,000) for the comparable period in 2008. Other income for the three months ended June 30, 2009 primarily consisted of realized gains on sales of marketable securities. Other expense for the three months ended June 30, 2008 related to an increase in the fair value of the preferred stock warrants resulting in other expense for the period and an increase in the warrant liability.

Comparison of the Six Months Ended June 30, 2009 and 2008

The following table summarizes results of operations with respect to the items set forth in the following table for the six months ended June 30, 2009 and 2008, in thousands, together with the percentage change in those items.

	For the Six Months Ended June 30,
	2009	2008	$ Change	% Change
Research and development	$4,471	$6,391	$(1,920)	(30)%
General and administrative	9,233	3,224	6,009	186%
Merger related transaction costs	2,224	—	2,224	—
Interest income	185	548	(363)	(66)%
Interest expense	(171)	(442)	271	61%
Other income (expense), net	263	(71)	334	470%

Research and Development Expenses

Research and development expenses decreased 30% to $4.47 million for the six months ended June 30, 2009 from $6.39 million for the six months ended June 30, 2008. The decrease of $1.92 million for the six months ended June 30, 2009 is primarily attributable to Intermezzo® development costs declining by $1.47 million as a result of the following:

•

a decrease in clinical trial costs of $0.82 million due primarily to the Phase 3 outpatient trial being largely completed by year end 2007, with trial closeout activities occurring during the first half of 2008;

•

a decrease in manufacturing costs of $0.36 million as formulation development and the production of clinical batches had been completed in 2007 with residual formulation activity declining during the first half of 2008, partially offset by work activities associated with the manufacture of validation batches beginning during the first half of 2009 and expected to continue for the remainder of 2009; and

•	a decrease of $0.29 million in registration and submission third party costs related to the filing of our NDA in September 2008.

The remaining $0.45 million reduction in research and development expenses is due to a reduction of staffing levels in our clinical development department during the later half of 2008 resulting in reduced salary and related benefits during the first half of 2009 as compared to the first half of 2008.

We expect full year 2009 research and development expenses to remain consistent with our 2008 research and development expense levels until such time as we initiate development activities for Intermezzo® outside the United States, advance the development of our pipeline product candidates, or unless additional development of Intermezzo® is required for regulatory approval in the United States.

General and Administrative Expenses

General and administrative expenses increased 186% to $9.23 million for the six months ended June 30, 2009 from $3.22 million for the comparable period in 2008. The approximate $6.01 million increase for the six months ended June 30, 2009 as compared to June 30, 2008, respectively, consists of the following:

•

Professional fees, including consulting, legal and accounting fees increased by $2.24 million primarily attributable to costs associated with operating as a publicly-traded company and negotiating our collaboration agreement with Purdue;

•

Personnel costs and related expenses increased by $1.44 million due to an increase in headcount to operate as a publicly-traded company and to prepare for commercialization of Intermezzo®. Headcount increases were in the marketing, finance, executive and operations departments;

•	Marketing expenses increased by $1.36 million to support the development of the Intermezzo® commercialization plan; and

•

Other general and administrative expenses increased by $0.97 million due to increased insurance for operating as a publicly-traded company, costs associated with the Novacea facility in South San Francisco and increased travel to prepare for Intermezzo® commercialization.

Full year 2009 general and administrative expenses are expected to increase as compared to 2008 in connection with activities related to the potential commercialization of Intermezzo®, professional fees related to the merger of Transcept and Novacea and the collaboration agreement between Transcept and Purdue, and administrative infrastructure and professional fees related to our public company status.

Merger related transaction costs

Merger related transaction costs consist primarily of $2.0 million in financial and advisory fees and $0.2 million in legal fees incurred in connection with the close of the merger transaction in January 2009.

Interest Income

Interest income decreased 66% to $185,000 for the six months ended June 30, 2009 from $548,000 for the comparable period in 2008. The decrease of approximately $363,000 for the six months ended June 30, 2009 is primarily attributable to changing the mix of investments toward lower risk, lower yield instruments due to the downturn in the U.S. and world economy during the second half of 2008. In addition, investments held during the first half of 2008 were, in the aggregate, purchased at a discount to face value whereas investments held during the first half of 2009 were primarily acquired at a premium. Amortization of bond premiums are recorded as a reduction of interest income.

Interest Expense

Interest expense decreased 61% to $171,000 for the six months ended June 30, 2009 from $442,000 for the comparable period in 2008. The $271,000 decrease for the six months ended June 30, 2009 was primarily attributable to lower average outstanding debt during the 2009 period as compared to the same period in the prior year. Additionally, the six months ended June 30, 2009 included $129,000 related to repayment in full of the Hercules debt, including a charge for early repayment, write off of remaining debt discount and loan fees.

Other Income (Expense), Net

Other income (expense), net increased 470% to $263,000 for the six months ended June 30, 2009 from ($71,000) for the comparable period in 2008. The increase of $334,000 for the six months ended June 30, 2009 over the comparable period in 2008 is a result of the following:

•

A $262,000 decline in the fair value of the preferred stock warrants that resulted in other income and a reduction in the warrant liability. At January 30, 2009, in connection with the Merger, the warrants for preferred stock converted into warrants for common stock. As such, the fair value at January 30, 2009 of the warrants was reclassified to additional paid-in capital and there were no further fair value adjustments for these warrants;

•	A $65,000 realized gain on the sales of marketable securities; and

•	$7,000 of other miscellaneous items.

Liquidity and Capital Resources

From the period of our inception through the completion of the Merger, we financed our operations primarily through private placements of preferred stock, debt financing and interest income. Through June 30, 2009, we received net proceeds of $71.1 million from the sale of preferred stock. In January 2009, through the Merger, we acquired an additional $80.9 million in cash, cash equivalents and marketable securities. On August 4, 2009, we received a $25 million license fee from Purdue in connection with the effectiveness of the Collaboration Agreement. See the Overview at the beginning of Item 2. Management’s Discussion and Analysis for further details of this agreement.

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

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Six Months Ended June 30, (unaudited)
	2009	2008
Net cash used in operating activities	$(15,238)	$(9,547)
Net cash provided by investing activities	24,241	11,445
Net cash used in financing activities	(3,327)	(1,780)

Operating Activities

Net cash used in operating activities was $15.2 million for the six months ended June 30, 2009, compared to $9.5 million for the six months ended June 30, 2008. Net cash used in operating activities for these periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges and noncash interest expense, as well as net changes in working capital.

Investing Activities

Net cash provided by investing activities was $24.2 million for the six months ended June 30, 2009, compared to net cash provided by investing activities of $11.4 million for the six months ended June 30, 2008. $48.0 million of net cash provided by investing activities during the first half of 2009 relates to the cash and cash equivalents that came from our merger with Novacea. This was partially offset by $23.5 million used in investing activities for the six months ended June 30, 2009 due to purchases of marketable securities, net of sales and maturities, during the period. $11.6 million provided by investing activities for the six months ended June 30, 2008 was primarily due to maturities of marketable securities, net of purchases, during the period. Uses of cash in investing activities for both periods also included net purchases of property and equipment.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2009 was $3.3 million, compared to net cash used in financing activities during the six months ended June 30, 2008 of $1.8 million. While both periods consisted primarily of debt repayment, the outstanding debt with Hercules Technology Growth Capital was fully repaid during the first quarter of 2009.

Capital Resources

Based on currently available information, we expect that our cash, cash equivalents, and marketable securities balances will be sufficient to satisfy our liquidity requirements for at least the next twelve months. If, at any time, our prospects for the timely commercialization of Intermezzo® diminish, we may decide to reduce operating expenses by limiting research and development efforts with respect to other potential product candidates. Alternatively, we might raise funds through public or private financings, collaboration relationships or other arrangements. There can be no assurance that funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Similarly, financing obtained through future collaborations may require us to forego certain commercialization and other rights to our drug candidates. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

Merger Related Uses of Cash

Shortly after the January 30, 2009 close of the Merger with Novacea, we repaid in full our outstanding credit obligations to Hercules Technology Growth Capital in the approximate amount of $2.8 million including interest and prepayment penalty and also paid merger-related financial advisory fees of approximately $2.0 million.

Upon completion of the Merger on January 30, 2009, we became liable to pay approximately $2.2 million in payments due to Novacea employees upon a change in control, of which $1.8 million has been paid as of June 30, 2009. None of these payments required on-going services of the employees subsequent to the change in control.

Potential Impact of Global Market and Economic Conditions on Our Liquidity

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

As a result of these market conditions, the cost and availability of capital and credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. If volatile and adverse market conditions continue, they may limit our ability to timely borrow or access the capital and credit markets to meet liquidity needs, resulting in an adverse effect on our financial condition and results of operations. In addition, the bio-pharmaceutical industry has fluctuated significantly in the past and has experienced significant downturns in connection with, or in anticipation of, deterioration in general economic conditions, and we cannot accurately predict the severity or duration of any downturn.

Contractual Obligations

On February 20, 2009, we signed an operating lease for 12,257 square feet of general office space in Pt. Richmond, California. The lease term commenced in March 2009 and terminates on May 31, 2013, with an option to renew for an additional five years.

On March 25, 2009, we entered into a sublease agreement dated as of March 24, 2009 for 18,368 square feet of the 25,288 square feet located at our South San Francisco facilities. The term of the sublease commenced on June 1, 2009 and ends on October 31, 2012. On June 16, 2009, we entered into a sublease agreement dated for reference purposes as of June 11, 2009 for the remaining 6,920 square feet of the South San Francisco facility. The term of the sublease commenced on July 1, 2009 and ends on October 31, 2012.

In light of the foregoing, our revised contractual obligations and commitments as of June 30, 2009 include potential purchase commitments and future minimum lease payments under operating leases, as shown in the following table (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than one year (2009)	1 to 3 years (2010-2012)	3 to 5 years (2013-2015)	More than 5 years
Operating leases (1)	$4,340	$563	$3,557	$220	$—
Purchase commitments (2)	350	—	350	—	—
Loan payable (3)	232	37	171	24	—

Total contractual obligations	$4,922	$600	$4,078	$244	$—

(1)	Includes obligations under an operating lease for current corporate facilities of Transcept, as well as obligations under an operating lease for the former Novacea corporate facilities. In February 2006, we signed an operating lease for our corporate offices that include approximately 11,600 square feet of office and laboratory space in Pt. Richmond, California. The lease term is for seven years, commencing on June 1, 2006. In June 2007, we amended this operating lease to add approximately 3,000 square feet of additional office space. The lease terms of this amendment coincide with the original lease agreement, with a separate commencement date of September 12, 2007. Both of these leases provide for periodic rent increases based upon previously negotiated or consumer price indexed adjustments.

On February 20, 2009, we signed an operating lease for 12,257 square feet of general office space in Pt. Richmond, California. The lease term commenced in March 2009 and terminates on May 31, 2013, with an option to renew for an additional five years.

In June 2007, Novacea entered into an operating lease for its corporate facilities, located in South San Francisco, California. The Novacea lease for the corporate facilities is non-cancelable and has a five year term. The lease provides for periodic rent increases based upon previously negotiated or consumer price indexed adjustments. On March 25, 2009, we entered into a sublease agreement dated as of March 24, 2009 for 18,368 square feet of the 25,288 square feet located at our South San Francisco facilities. The term of the sublease commenced on June 1, 2009 and ends on October 31, 2012. On June 16, 2009, we entered into a sublease agreement dated for reference purposes as of June 11, 2009 for the remaining 6,920 square feet of the South San Francisco facility. The term of the sublease commences on July 1, 2009 and ends on October 31, 2012. The above obligations do not include partially offsetting sublease income of approximately $1.5 million.

(2)	Pursuant to the terms of our agreement with Plantex USA Inc., under the purchase order dated August 8, 2008, we are obligated to purchase $350,000 worth of zolpidem tartrate during 2010.
(3)	Loan payable represents a loan from the landlord of our corporate offices in Pt. Richmond, California for tenant improvements.

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

Clinical Trials

We accrue and expense costs for clinical trial activities performed by third parties, including clinical research organizations and clinical investigators, based upon estimates made of the work completed as of the reporting date, in accordance with agreements established with contract research organizations and clinical trial sites and the agreed upon fee to be paid for the services. We determine these estimates through discussion with internal personnel and outside service providers as to the progress or stage of completion of the trials or services. If the actual timing of performance of services or the level of effort varies from these estimates, the accrual will be adjusted accordingly. Costs of setting up clinical trial sites for participation in the trials are expensed as the activities are performed. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial and reduced by any initial payment made to the clinical trial site when the first patient is enrolled. We adjust the estimates as actual costs become known. Through June 30, 2009, differences between actual and estimated activity levels for any particular study have not been material. However, if management does not receive complete and accurate information from vendors or underestimates activity levels associated with a study at a given point in time, we would have to record additional and potentially significant research and development expenses in future periods.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, or SFAS No. 123(R), using the prospective transition method and therefore, prior period results have not been restated. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and its related interpretations, and revised guidance in SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. Under the prospective transition method, those options issued prior to January 1, 2006 and valued using the minimum value method were excluded from the fair value accounting of SFAS No. 123(R). SFAS No. 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. Additionally, under the provisions of SFAS No. 123(R), we are required to include an estimate of the number of awards that will be forfeited in calculating compensation costs, which are recognized over the requisite service period of the awards on a straight-line basis.

Measurement and recognition of share-based compensation under SFAS No. 123(R) involve significant estimates and subjective inputs. The grant date fair value of stock option awards is determined using an option valuation model, such as the Black-Scholes model used by Transcept, and the amount of expense recognized during the period is affected by many complex and subjective assumptions. These assumptions include estimates of our future volatility, employee exercise behavior, the expected term of the stock options, and the number of options expected to ultimately vest. Until the Merger with Novacea, our stock did not have a readily available market. Consequently, expected future volatility is derived from the historical volatilities of several unrelated public companies within the specialty pharmaceutical industry. When making the selection of our industry peer companies to be used in the volatility calculation, consideration is given to the stage of development, size and financial leverage of potential comparable companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life. The assumed dividend yield was based on our expectations of not paying dividends in the foreseeable future. Given our limited history to accurately estimate the expected lives for the various employee groups, we used the “simplified” method as provided by Staff Accounting Bulletin No. 107, Share Based Payment. The “simplified” method is calculated as the average of the time-to-vesting and the contractual life of the options. Share-based compensation recorded in our Statements of Operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Estimated forfeitures may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. Share-based compensation is adjusted to reflect the value of options which ultimately vest as such amounts become known in future periods.

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

We continued to record adjustments to the fair value of the warrants at each balance sheet date until the closing of the merger transaction on January 30, 2009, when they became warrants to purchase shares of common stock, wherein the warrants were no longer subject to FSP 150-5. As of January 30, 2009, the current aggregate fair value of these warrants of $400,172 was reclassified from a liability to additional paid-in capital, a component of stockholders’ equity. We will no longer record any related periodic fair value adjustments. Upon the closing of the merger transaction, the preferred stock warrants were converted into common stock warrants with the same exercise prices and expiration dates.

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

Our exposure to market risk is confined to cash, cash equivalents and marketable securities which have contractual maturities of eighteen months or less, bear interest rates at fixed rates and are denominated in, and pay interest in, U.S. dollars. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, and fiduciary control of cash and investments. We also seek to achieve income from investments consistent with our investment policy. Investments are classified as available-for-sale. We do not use derivative financial instruments in our investment portfolio. To achieve our goals, we invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying investments among a variety of high credit-quality issuers, including U.S. government agencies, commercial paper, corporate bonds and money market funds. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity, and we regularly review our portfolio against our policy. Because of the relatively short-term maturities of our investments, we believe that an increase of 10% in market rates would not have a significant impact on the value of our investment portfolio.

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

(b) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were founded in January 2001 under our former name Novacea, Inc., and in January 2009 underwent a merger with TPI, a private company founded in 2002 whose business is currently conducted by us. We are currently a development stage company. Our operations to date have been limited to organizing and staffing, acquiring, developing and securing technology and undertaking preclinical studies and clinical trials. We have not yet demonstrated an ability to obtain regulatory approval and manufacture marketed products to the U.S. Food and Drug Administration, or FDA, and other regulatory standards, to conduct sales and marketing activities or to support commercialization efforts of a collaboration partner like Purdue. Consequently, any predictions you make about our future success or viability may not be as accurate as they would be if we had a longer operating history.

Furthermore, our business is not profitable and has incurred losses in each year since the inception of TPI in 2002. Our net loss for the years ended December 31, 2008, 2007 and 2006 was $20.0 million, $20.4 million and $13.6 million, respectively. As of December 31, 2008, we had an accumulated deficit of $65.1 million. Our net loss for the six month period ended June 30, 2009 was $15.7 million. As of June 30, 2009, we had an accumulated deficit of $80.8 million. We expect to continue to incur losses for the foreseeable future unless Intermezzo® is approved by the FDA and we receive milestone and royalty revenue from our collaboration with Purdue that exceed our expenses. For the foreseeable future, we expect our accumulated deficit to increase as we continue our research, development and commercialization efforts with respect to Intermezzo® (both in support of our collaboration partner in the United States and potential collaboration partners worldwide) and other product candidates. If Intermezzo® or our other product candidates do not gain or maintain regulatory approval or market acceptance, we may never become profitable or may not be able to sustain profitability, even if achieved.

Our success depends substantially on our ability to obtain regulatory approval in the United States for our lead product candidate, Intermezzo®.

Our success depends substantially on obtaining regulatory approval for our most advanced product candidate, Intermezzo®, for use as needed for the treatment of insomnia when a middle of the night awakening is followed by difficulty returning to sleep, or middle of the night awakening. Regulatory approval to market pharmaceutical products in the United States requires the completion of extensive non-clinical and clinical evaluations of a product candidate, referred to as clinical trials, to demonstrate substantial evidence of safety and efficacy of the candidate, as well as development of manufacturing processes that demonstrate the ability to reliably and consistently produce the candidate under current Good Manufacturing Practice, or cGMP, regulations. Each of these elements requires pharmaceutical development companies to exercise certain judgments concerning applicable regulatory requirements and to predict what the regulatory authority will ultimately deem acceptable. There can be no assurance that the results of the clinical trials or manufacturing processes for Intermezzo® will satisfy the regulatory requirements for approval. A failure to meet these requirements would significantly delay or prevent approval of Intermezzo® and seriously harm our ability to generate revenue.

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

The FDA has not approved a pharmaceutical product specifically to treat middle of the night awakening. There can be no assurance that the FDA will approve this new indication within the insomnia category, or that the FDA will not require additional clinical trials for one or both doses, or for special population subgroups, to support potential marketing approval for Intermezzo® in this new indication. While we believe that the results of the clinical trials for Intermezzo® meet FDA guidance to support potential approval of Intermezzo®, the FDA may not agree or may reconsider its guidance, require more clinical trials or otherwise require additional data or studies to justify this new indication in the insomnia market for which approval of Intermezzo® is being sought. For example, in connection with its review of the NDA for Intermezzo®, the FDA requested additional information regarding middle of the night dosing instructions. After receipt of the information, the FDA informed us that the PDUFA date for review of the NDA would need to be extended to October 30, 2009 to allow the FDA to review the additional information. Further, under the terms of our collaboration agreement with Purdue, Purdue has the ability to terminate our collaboration at any time upon 180 days notice and within 10 business days after review of documentation we receive from the FDA in connection with any approval of Intermezzo® in the United States. If we do not obtain regulatory approval for Intermezzo® specifically to treat middle of the night awakening, or Purdue is not satisfied with the terms of any approval of Intermezzo, our ability to market Intermezzo® will be eliminated or substantially impaired, and our business will suffer.

In addition, we have limited experience in preparing, submitting and prosecuting regulatory filings, including NDAs and other applications necessary to gain regulatory approvals. Unless we receive regulatory approval from the FDA, Intermezzo® cannot be commercialized in the United States. Further, if the FDA delays approval as a result of requirements to conduct additional clinical studies, commercialization of Intermezzo® could be significantly delayed. Significant delay or the inability to commercialize Intermezzo® in the United States would significantly harm our business and financial prospects.

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

We are dependent upon the efforts of Purdue for commercializing Intermezzo® in the United States, and will be dependent on the efforts of other collaboration partners if we enter into additional strategic collaborations outside the United States.

The success of sales of Intermezzo® in the United States will be dependent on the ability of Purdue to successfully launch and commercialize Intermezzo®, if approved by the FDA, pursuant to the Collaboration Agreement we signed in July of 2009. The terms of the Collaboration Agreement provide that Purdue has the ability to terminate such arrangement after review of the final label for Intermezzo®. If the Collaboration Agreement is terminated, our business and our ability to generate revenue from sales of

Intermezzo® will be substantially harmed and we will be required to develop our own sales and marketing organization or enter into another strategic collaboration in order to commercialize Intermezzo® in the United States. Such efforts may not be successful and, even if successful, would require substantial time and resources to carry out.

The manner in which Purdue launches Intermezzo®, including the timing of launch and potential pricing, will have a significant impact on the ultimate success of Intermezzo® in the United States, and the success of the overall commercial arrangement with Purdue. If launch of commercial sales of Intermezzo® in the United States by Purdue is delayed or prevented, our revenue will suffer and our stock price will decline. Further, if launch and resulting sales of Intermezzo® are not deemed successful, our stock price will decline. The outcome of Purdue commercialization efforts could also have an effect on investors’ perception of potential sales of Intermezzo® outside of the United States, which could also cause a decline in our stock price and may make it more difficult to enter into strategic collaborations outside the United States.

The Collaboration Agreement provides for Purdue to be responsible for conducting any post-approval studies of Intermezzo®, both if such studies are required or requested in connection with FDA approval of Intermezzo®. The planning and execution of these studies will be primarily the responsibility of Purdue, and may not be carried out in accordance with our preferences, or could yield results that are detrimental to Purdue’s sales of Intermezzo® in the United States or detrimental to our efforts to develop or commercialize Intermezzo® outside the United States.

Our ability to receive any significant revenue from our product candidates covered by a strategic collaboration, such as our Collaboration Agreement with Purdue, will be dependent on the efforts of the collaboration partner and may result in lower levels of income than if we marketed or developed our product candidates entirely on our own. The collaboration partner may not fulfill its obligations or carry out marketing activities for our product candidates as diligently as we would like. We could also become involved in disputes with our partner, which could lead to delays in or termination of commercialization programs and time-consuming and expensive litigation or arbitration. If a collaboration partner terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or marketing our product candidates would be materially and adversely affected.

We may decide to enter into additional strategic collaborations for the development and commercialization of Intermezzo® outside the United States. We may not be able to enter into additional collaborations on acceptable terms, if at all. Our establishment of Purdue as our commercial partner for Intermezzo® in the United States could also limit the potential collaboration options we have outside the United States or could render potential collaborators less inclined to enter into an agreement with us because of such relationship. Further, we have granted Purdue an option to negotiate with us for a license to commercialize Intermezzo® in Mexico and Canada. While these options and subsequent negotiation periods continue, we are prevented from negotiating with and being able to enter into commercialization agreements with other potential strategic partners for development or commercialization of Intermezzo® in such countries.

If we are unable to establish a sales and marketing infrastructure in the United States if we choose to exercise our co-promotion option, our product candidates may not be successfully commercialized.

In order to commercialize Intermezzo® or any other product candidates successfully, we must enter into and maintain strategic collaborations to perform, and/or acquire or internally develop a sales, marketing and distribution infrastructure. We have entered into a strategic collaboration for commercialization of Intermezzo® in the United States with Purdue and may develop our own sales force and marketing infrastructure for Intermezzo® to co-promote Intermezzo® to psychiatrists in the United States, but we have no experience in building a sales and marketing organization. If we exercise our co-promotion option and we are unable to develop our own sales, marketing and distribution infrastructure to effectively commercialize Intermezzo®, our ability to generate revenue from potential sales of Intermezzo® to psychiatrists would be substantially harmed.

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

We had cash, cash equivalents and marketable securities of $73.4 million at June 30, 2009, and used cash of $15.2 million for operations in the quarter ended June 30, 2009. We expect our negative cash flows from operations to continue for the foreseeable future and beyond potential regulatory approval and product launch of Intermezzo®. We expect that negative cash flows from operations will increase relative to our historic use of cash as a result of additional administrative, accounting, and legal costs associated with being a public company and our efforts to commercialize Intermezzo outside the United States. If management’s assumptions concerning the timing of potential product approval and launch prove incorrect as a result of FDA or other regulatory approval delays, termination of the Collaboration Agreement with Purdue in connection with Purdue’s review of a final approved label for Intermezzo® or other factors, our cash, cash equivalents and marketable securities may prove insufficient to fund our operations through the commercial launch of Intermezzo®. Further, the development and potential regulatory approval of additional product candidates will likely require additional funding which may not be available at and as of the time needed on commercially reasonable terms, if at all.

If Intermezzo® does not gain regulatory approval, is not commercialized or does not achieve market acceptance, we will not generate any revenue. We cannot assure you that we will ever be profitable even if Intermezzo® is commercialized. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, investors could lose all or part of their investment.

Intermezzo® and our other product candidates may not achieve market acceptance even if we obtain regulatory approvals.

Even if we receive regulatory approvals for the commercial sale of Intermezzo® or our other product candidates, the commercial success of these product candidates will depend upon, among other things, acceptance by physicians and patients. Market acceptance of, and demand for, any product that we develop and that are commercialized by us or our collaboration partner will depend on many factors, including:

•	the ability to provide acceptable evidence of safety and efficacy of Intermezzo® or future products for their respective indications;

•	the existence of generic or branded competition for Intermezzo®;

•	the ability to obtain adequate pricing and sufficient insurance coverage and reimbursement;

•	the availability, relative cost and relative efficacy and safety of alternative and competing treatments;

•	the effectiveness of our or a collaboration partner’s sales, marketing and distribution strategies; and

•	the ability to produce commercial quantities sufficient to meet demand.

If Intermezzo® or our other product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business.

We will face substantial competition from large companies with established products.

We are seeking approval of Intermezzo® for use as needed for the treatment of insomnia when a middle of the night awakening is followed by difficulty returning to sleep, an indication that we believe represents an opportunity in the broader insomnia therapeutic market. The insomnia market is large, deeply commercialized and characterized by intense competition among large, established pharmaceutical companies with well funded and staffed sales and marketing organizations and far greater name recognition than us or our collaboration partner.

If Intermezzo® receives marketing approval, it will compete in this large market against well-established branded products with significant advertising support, as well as with generic competitors selling zolpidem and other sleep aids at a fraction of the price at which we or our collaboration partner will most likely seek to sell Intermezzo®.

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

We are aware of several products currently in development which may compete with Intermezzo®. Neurocrine Biosciences received an approvable letter, pending additional clinical and pre-clinical studies, from the FDA for its product candidate, indiplon, proposed to be used for sleep initiation and middle of the night dosing. Sanofi-Aventis is seeking FDA approval for Ciltyri®, a non-sedating product candidate focused on sleep maintenance. There are many other companies working to develop new products and other therapies to treat insomnia, including but not limited to Orexo AB, NovaDel Pharma, Inc., Alexza Pharmaceuticals, Eli Lilly and Company, GlaxoSmithKline in conjunction with Actelion Ltd., Somnus Therapeutics, and Somaxon Pharmaceuticals, Inc. Several of these compounds are already marketed for other indications, and some, including ZolpimistTM, an orally administered spray for which NovaDel Pharma, Inc. received marketing approval from the FDA in December 2008, and EdluarTM, a sublingual tablet for which Orexo received marketing approval from the FDA in March 2009, use zolpidem as the active pharmaceutical ingredient and are formulated for the purported absorption of zolpidem across the tissues of the mouth. NovaDel Pharma, Inc. also recently announced that it commenced development of a low-dose version of Zolpimist™ for the treatment of middle-of-the-night awakenings with the intent to enter such product candidate into clinical trials, and Somnus Therapeutics has indicated that it is similarly targeting treatment of middle of the night awakenings with development of its controlled-release zaleplon formulation, SKP-1041. Furthermore, new developments, including the development of other drug technologies and methods of treating conditions, occur in the biopharmaceutical industry at a rapid pace. Any of these developments may negatively affect the commercial prospects of Intermezzo®.

Many potential competitors, either alone or together with their partners, have substantially greater financial resources, research and development programs, clinical trial and regulatory experience, expertise in prosecution of intellectual property rights, and manufacturing, distribution and sales and marketing capabilities than us or our collaboration partner. As a result of these factors, these competitors may:

•	develop product candidates and market products that are less expensive, safer, more effective than our current product candidates and contemplated future products;

•	commercialize competing products before Intermezzo® or other product candidates can be launched;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic collaborations; and

•	take advantage of acquisition or other opportunities more readily than us or our collaboration partner.

Governmental and third-party payors may impose restrictions or reimbursement or pricing controls that could limit product revenue.

The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means may reduce potential revenue we may receive from sales of Intermezzo®, if approved. In particular, third-party insurance coverage may not be available to patients for Intermezzo® or our other products, especially in light of the availability of low-cost generic zolpidem therapeutics, regardless of the fact that such products are not specifically designed or indicated to specifically treat middle of the night awakening. Government and third-party payors could also impose price controls and other conditions that must be met by patients prior to providing coverage for use of our products. For example, insurers may establish a “step-edit” system that requires a patient to utilize a lower price alternative product prior to becoming eligible for reimbursement of a higher price product. If government and third-party payors do not provide adequate coverage and reimbursement levels for our products, or if price controls, prior authorization or step-edit systems are enacted, our product revenue will suffer.

Negative publicity and documented side effects concerning products used to treat patients in the insomnia market may harm commercialization of Intermezzo® or our other product candidates.

Products containing zolpidem, the active ingredient in Intermezzo®, are widely marketed. Zolpidem use has been linked to negative effects, such as sleepwalking and amnesia, and has the potential to cause physical or psychological dependence. Furthermore, zolpidem is classified as a Schedule IV substance under the Comprehensive Drug Abuse and Prevention Control Act of 1970, and is subject to certain packaging, prescription and purchase volume limitations. There can be no assurance that additional negative publicity or increased governmental controls on the use of zolpidem or other compounds used in products for the insomnia market would not inhibit or prevent commercialization of Intermezzo® or our other product candidates. Furthermore, negative publicity concerning zolpidem and other hypnotic pharmaceuticals could cause the FDA to make approval of new products for the insomnia market more difficult, by requiring additional or different non-clinical or clinical studies or taking other actions, out of safety or other concerns, or could lead to reduced consumer usage of sleep aids, including both zolpidem products and Intermezzo®.

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

If manufacturers supplying our product candidates fail to produce in the volumes and quality that are required on a timely basis, or to comply with stringent regulations applicable to pharmaceutical manufacturers, there may be delays in the development and commercialization of, or an inability to meet demand for, our products, if any, and we may lose potential revenue.

We do not manufacture Intermezzo®, and we do not plan to develop the capacity to do so. We have a primary manufacturing and supply agreement with Patheon, Inc. to manufacture a commercial supply of Intermezzo®. We also have agreements with Mikart, Inc. to qualify it as a backup commercial supplier of finished product, as well as a backup commercial manufacturer of a key excipient used in the manufacture of Intermezzo®, Anderson Packaging, Inc. as a primary packager of Intermezzo®, and Sharp Corporation to supply sample packaging. We rely upon SPI Pharma, Inc. as a supplier for certain key excipients contained within Intermezzo®, for one of such excipients as the sole source, and upon Plantex USA, Inc. as our sole source for a special form of zolpidem tartrate. These agreements have set terms of duration, some of which automatically renew for successive one or three year periods. The first to expire among these agreements, the Packaging and Supply Agreement with Anderson Packaging, Inc., has a term that ends in September of 2011, although such agreement automatically renews for one year periods thereafter. Purdue is similarly dependent on these manufacturers for the commercial supply of Intermezzo® and has entered into direct agreements with certain of such manufacturers in connection with entry into the Collaboration Agreement. Any of the risks that we face with respect to these manufacturers are therefore similarly applicable to Purdue, and the realization of these risks by Purdue would have a significant impact on Purdue commercialization efforts and our ability to generate revenue under the Collaboration Agreement.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Third-party manufacturers and key suppliers may not perform as agreed, may terminate their agreements, or may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments at foreign facilities or financial difficulties. For example, a supplier with a manufacturing facility in Israel may face geopolitical risk that could prevent it from providing supplies from such facility. Additionally, third-party manufacturers and key suppliers may become subject to claims of infringement of intellectual property rights of others, which could cause them to incur substantial expenses, and, if such claims were successful, could cause them to incur substantial damages or cease production of our products or product components. These manufacturers and suppliers may also choose, or be required, to seek licenses from the claimant, which may not be available on acceptable terms or at all. If these manufacturers or key suppliers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, ability to launch Intermezzo® or any other product candidate, if approved, would be jeopardized. Even if we were able to launch a product, these difficulties could cause increases in the prices we or our collaborators pay for supply of such product and its components which could substantially hinder or prevent commercialization efforts.

In addition, all manufacturers and suppliers of pharmaceutical products must comply with current Good Manufacturing Practice, or cGMP, requirements enforced by the FDA through its facilities inspection program. The FDA is likely to conduct inspections of third-party manufacturer and key supplier facilities as part of its review of any of our NDAs. If third-party manufacturers and key suppliers are not in compliance with cGMP requirements, it may result in a delay of approval, particularly if these sites are supplying single source ingredients required for the manufacture of Intermezzo®. These cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. Furthermore, regulatory qualifications of manufacturing facilities are applied on the basis of the specific facility being used to produce supplies. As a result, if one of these manufacturers shifts production from one facility to another, the new facility must go through a complete regulatory qualification process and be approved by regulatory authorities prior to being used for commercial supply. Manufacturers may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to a third-party manufacturer or key supplier failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for our product candidates and, even if such approval is obtained, any resulting products may not be successfully commercialized.

There are no alternate manufacturers qualified at this time with respect to the commercial supply of Intermezzo®, nor are there alternate manufacturers identified or qualified with respect to the commercial supply of several of the key ingredients and packaging materials used in Intermezzo®. If manufacturers are required to be changed, prior approval by the FDA and comparable foreign regulators will be required. In addition, we or Purdue would likely have to incur significant costs and expend significant efforts to educate the new manufacturer with respect to, or to help the new manufacturer independently develop, the processes necessary for production. Manufacturing and supply switching costs in the pharmaceutical industry can be very high, and switching manufacturers or key suppliers can frequently take 12 to 18 months to complete, although in certain circumstances such a switch may be significantly delayed or prevented by regulatory and other factors.

Any of these factors could cause the delay or suspension of regulatory submissions, required regulatory approvals or commercialization of Intermezzo® or any other product candidate that we develop, entail higher costs or result in an inability to effectively commercialize our products, if any are approved. Furthermore, if manufacturers fail to deliver the required commercial quantities of raw materials, including the active pharmaceutical ingredient, key excipients or finished product on a timely basis and at commercially reasonable prices, we or our strategic partners would be unable to meet demand for our products and we would lose potential revenue.

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

Delays in the commencement or completion of clinical testing could result in increased costs to us and delay our ability to generate revenue.

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

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes, which could impact the cost, timing or successful completion of a clinical trial. If we experience delays in the commencement or completion of our clinical trials, the commercial prospects for our product candidates and our ability to generate product revenue will be harmed. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also lead to the denial of regulatory approval of a product candidate.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. We are also obligated under certain circumstances to indemnify suppliers and others with whom we have contractual relationships for product liability claims such entities might incur with respect to our products and product candidates. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenue; and

•	the inability to commercialize our product candidates.

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

•

the costs of establishing or contracting for sales and marketing capabilities, including potential costs of being required to engage in contracting for replacements for such capabilities if an existing arrangement is terminated;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the extent to which we acquire or in-license new products, technologies or businesses;

•	the effect of competing technological and market developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

We may need to seek additional funding through strategic collaborations or through public or private sales of our equity securities. In addition, we may obtain equipment leases and may pursue opportunities to obtain debt financing in the future. There can be no assurance, however, that strategic collaborations, additional equity or debt financing will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our then existing or planned development, commercialization or expansion activities.

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

Failure to obtain effective patent protection for Intermezzo® and our other product candidates would allow for products to be marketed by competitors that would undermine sales, marketing and collaboration efforts for our product candidates, and reduce or eliminate our revenue. In addition, both the patent application process and the process of managing patent disputes can be time consuming and expensive.

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

These risks of intellectual property infringement are similarly faced by our suppliers and collaborators, which could hinder or prevent them from manufacturing or commercializing our products.

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

We are a party to a number of agreements that include technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we hold licenses from SPI Pharmaceuticals, Inc. relating to key excipients used in the manufacture of Intermezzo®. If we fail to comply with these agreements, the licensor may have the right to terminate the license, in which event we and our collaboration partners would not be able to market products covered by the license, including Intermezzo®.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of former employers.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we ourselves have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our or a collaboration partner’s ability to develop or commercialize certain potential products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

If our agreements with employees, consultants, advisors and corporate partners fail to protect our intellectual property, proprietary information or trade secrets, it could have a significant adverse effect on us.

We have taken steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, advisors and corporate partners. However, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

Our stock price is expected to be volatile.

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for Intermezzo® or other product candidates, and delays or failures to obtain such approvals;

•	the termination of key commercial partner agreements, such as our Collaboration Agreement with Purdue;

•	failure of any product candidates, if approved, to achieve commercial success;

•	issues in manufacturing approved products, if any, or product candidates;

•	the results of current and any future clinical trials of our product candidates;

•	the entry into, or termination of, key agreements, including additional commercial partner agreements;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend our intellectual property rights or defend against the intellectual property rights of others;

•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	adverse publicity relating to the insomnia market, including with respect to other products and potential products in such market;

•	the introduction of technological innovations or new therapies that compete with our potential products;

•	the loss of key employees;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in financial results.

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

The market price of our common stock could decline as a result of sales by our existing stockholders in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to issue and sell equity securities at a time and price that we deem appropriate. The lock-up agreements delivered by our executive officers and directors and certain other stockholders in connection with the merger of Novacea and TPI expired in July 2009. Subject to applicable securities law restrictions and other agreements between the company and certain of such stockholders, these shares are now freely tradable.

The highly concentrated ownership of our common stock may prevent stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and their affiliates beneficially own or control approximately 52% of the outstanding shares of our common stock as of June 30, 2009. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit the other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on June 3, 2009, at 9:00 AM PST, at 501 Canal Street, Suite E, Point Richmond, California 94804, in which the stockholders of Transcept approved the following:

1. Elected Thomas D. Kiley, Glenn A. Oclassen and G. Kirk Raab as Class III Directors to serve for three-year terms and until their successors are duly elected and qualified.

2. Ratified the appointment of Ernst & Young LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2009.

3. Approved the Transcept Pharmaceuticals, Inc. 2009 Employee Stock Purchase Plan.

Each nominee for the Board of Directors was re-elected at the 2009 Annual Meeting. The following number of votes was cast for and against each nominee:

	For	Against
Thomas D. Kiley	10,609,138	251,368
Glenn A. Oclassen	10,611,997	248,509
G. Kirk Raab	10,612,792	247,714

Our other directors with terms of office that continued after the 2009 Annual Meeting of Stockholders were Christopher B. Ehrlich, Kathleen D. LaPorte, Jake R. Nunn, Frederick J. Ruegsegger, Camille D. Samuels, Daniel K. Turner III and John P. Walker.

The result of the stockholders’ votes on proposals 2 and 3 are as follows:

	For	Against	Abstain
Proposal 2	10,637,017	159,051	64,437
Proposal 3	8,158,559	208,471	13,148

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

10.1(4)	Form of Indemnification Agreement for officers and non-institutional investor affiliated directors.

10.2(4)	Form of Indemnification Agreement for institutional investor affiliated directors.

10.3	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Nipun Davar, Ph.D. dated April 30, 2009

10.4	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Dennie Dyer dated April 30, 2009

10.5	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Susan Koppy dated April 30, 2009

10.6	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Terrence Moore dated April 30, 2009

10.7	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Glenn A. Oclassen dated April 30, 2009

10.8	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Sharon Sakai, Ph.D. dated April 30, 2009

10.9	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Nikhilesh Singh, Ph.D. dated April 30, 2009

10.10	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Thomas P. Soloway dated April 30, 2009

10.11	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Marilyn E. Wortzman dated April 30, 2009

10.12(5)	Transcept Pharmaceuticals, Inc. 2009 Employee Stock Purchase Plan

10.13	Sublease dated for reference purposes as of June 11, 2009 by and between Transcept Pharmaceuticals, Inc and Bay Area Bioscience Association

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the first Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

(2)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(3)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.
(4)	Incorporated by reference from the Current Report on Form 8-K filed on April 9, 2009.
(5)	Incorporated by reference from the Current Report on Form 8-K filed on June 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of August 2009.

Transcept Pharmaceuticals, Inc.

/s/ Thomas P. Soloway
Thomas P. Soloway Senior Vice President, Operations and Chief Financial Officer (Principal Financial Officer)

Exhibits:

Exhibit No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

10.1(4)	Form of Indemnification Agreement for officers and non-institutional investor affiliated directors.

10.2(4)	Form of Indemnification Agreement for institutional investor affiliated directors.

10.3	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Nipun Davar, Ph.D. dated April 30, 2009

10.4	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Dennie Dyer dated April 30, 2009

10.5	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Susan Koppy dated April 30, 2009

10.6	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Terrence Moore dated April 30, 2009

10.7	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Glenn A. Oclassen dated April 30, 2009

10.8	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Sharon Sakai, Ph.D. dated April 30, 2009

10.9	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Nikhilesh Singh, Ph.D. dated April 30, 2009

10.10	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Thomas P. Soloway dated April 30, 2009

10.11	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Marilyn E. Wortzman dated April 30, 2009

10.12(5)	Transcept Pharmaceuticals, Inc. 2009 Employee Stock Purchase Plan

10.13	Sublease dated for reference purposes as of June 11, 2009 by and between Transcept Pharmaceuticals, Inc and Bay Area Bioscience Association

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the first Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(2)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(3)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.
(4)	Incorporated by reference from the Current Report on Form 8-K filed on April 9, 2009.
(5)	Incorporated by reference from the Current Report on Form 8-K filed on June 9, 2009.