Form 10-Q
period 2009-09-30
Transcept Pharmaceuticals Inc
filed 2009-11-16
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 11, 2009, 13,373,796 shares of our common stock, $0.001 par value, were outstanding.

Index to Financial Statements

Transcept Pharmaceuticals, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$10,729,594	$4,431,505
Marketable securities	82,267,092	7,250,987
Prepaid and other current assets	1,714,064	381,836
Restricted cash	200,000	200,000

Total current assets	94,910,750	12,264,328
Property and equipment, net	1,318,083	1,450,216
Goodwill	2,961,664	—
Other assets	826,243	65,970

Total assets	$100,016,740	$13,780,514

Liabilities, convertible preferred stock and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$605,529	$575,269
Accrued liabilities	2,185,011	1,468,415
Lease liability, short-term portion	297,853	—
Deferred revenue, short-term portion	12,500,000	—
Loan payable, short-term portion	43,908	3,347,010

Total current liabilities	15,632,301	5,390,694
Deferred revenue, long-term portion	10,416,666	—
Warrant liability	—	599,845
Deposit for stock purchase	51,780	87,656
Deferred rent	100,161	77,044
Lease liability, long-term portion	639,325	—
Loan payable, long-term portion	136,370	169,636
Other liabilities	12,500	—

Total liabilities	26,989,103	6,324,875
Convertible preferred stock: $0.001 par value; 7,593,091 shares authorized; 0 shares issued and outstanding at September 30, 2009; Series A - 60,212, Series B - 1,126,020, Series C - 2,838,091 and Series D - 3,325,647 shares issued and outstanding at December 31, 2008	—	71,036,951
Stockholders’ equity (net capital deficiency):
Common stock, $0.001 par value; 100,000,000 shares authorized; 13,336,431 and 454,676 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	13,336	455
Additional paid-in capital	157,516,702	1,503,841
Accumulated deficit	(84,567,159)	(65,111,433)
Accumulated other comprehensive income	64,758	25,825

Total stockholders’ equity (net capital deficiency)	73,027,637	(63,581,312)

Total liabilities, convertible preferred stock and stockholders’ equity (net capital deficiency)	$100,016,740	$13,780,514

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
License fee revenue	$2,083,334	$—	$2,083,334	$—
Operating expenses:
Research and development	2,135,622	2,453,237	6,607,022	8,844,666
General and administrative	3,839,612	2,141,535	13,072,734	5,365,574
Merger related transaction costs	—	—	2,223,860	—

Total operating expenses	5,975,234	4,594,772	21,903,616	14,210,240

Loss from operations	(3,891,900)	(4,594,772)	(19,820,282)	(14,210,240)
Interest income	54,729	133,878	239,661	682,117
Interest expense	(4,176)	(176,060)	(175,100)	(618,188)
Other income (expense), net	36,499	377,264	299,995	306,307

Net loss	$(3,804,848)	$(4,259,690)	$(19,455,726)	$(13,840,004)

Basic and diluted net loss per share	$(0.29)	$(10.08)	$(1.65)	$(35.93)

Weighted average shares outstanding	13,174,807	422,777	11,764,652	385,214

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(19,455,726)	$(13,840,004)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	414,373	375,760
Stock-based compensation	1,083,745	459,749
Amortization of loan costs	27,661	27,661
Amortization of discount (warrants) on debt	47,332	121,020
Amortization of lease liability	(163,869)	—
Remeasurement of preferred stock warrants	(199,673)	(322,200)
Loss on disposals of fixed assets	6,751	3,796
Gain on sale of marketable securities	(110,747)	—
Amortization (accretion) of premium/ discount on available for sale securities	887,002	(445,569)
Changes in operating assets and liabilities:
Prepaid and other current assets	15,567	(1,673,094)
Other assets	(17,934)	—
Accounts payable	30,260	1,215,460
Accrued liabilities	(1,015,865)	(472,314)
Deferred revenue	22,916,666	—
Deferred rent	23,117	3,334

Net cash provided by (used in) operating activities	4,488,660	(14,546,401)

Investing activities
Purchases of property and equipment, net	(296,491)	(189,855)
Purchases of marketable securities	(120,185,915)	(17,651,047)
Maturities and sales of marketable securities	77,306,874	34,773,461
Cash and cash equivalents received from the Merger	47,986,875	—

Net cash provided by investing activities	4,811,343	16,932,559

Financing Activities
Payments on long-term debt	(3,353,060)	(2,719,463)
Proceeds from issuance of common stock, net	351,146	65,221

Net cash used in financing activities	(3,001,914)	(2,654,242)
Net increase (decrease) in cash and cash equivalents	6,298,089	(268,084)
Cash and cash equivalents at beginning of period	4,431,505	5,695,849

Cash and cash equivalents at end of period	$10,729,594	$5,427,765

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Transcept Pharmaceuticals, Inc. (“Transcept” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in neuroscience. The most advanced Transcept product candidate is Intermezzo® (zolpidem tartrate sublingual tablet), for which a New Drug Application (“NDA”) was submitted to the U.S. Food and Drug Administration (“FDA”) in September 2008 seeking approval as a prescription sleep aid for use in the middle of the night at the time a patient awakens and has difficulty returning to sleep. In October 2009, Transcept received a Complete Response Letter from the FDA on the Intermezzo® NDA and is working to respond to issues raised in the letter (see Note 11 – Subsequent Events). On July 31, 2009, Transcept and Purdue Pharmaceutical Products, L.P. (“Purdue”) entered into the United States License and Collaboration Agreement (the “Collaboration Agreement”) in connection with the development and commercialization of Intermezzo® in the United States. As a result of the revenues recognized pursuant to the Collaboration Agreement and the late development stage of Intermezzo®, Transcept is no longer considered a Development Stage Company as of the third quarter 2009. Transcept operates in one business segment.

Prior to January 30, 2009, the name of the Company was Novacea, Inc. (“Novacea”). On August 29, 2008, Novacea, Pivot Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Novacea, and Transcept Pharmaceuticals, Inc., a private Delaware corporation (“TPI”), entered into an Agreement and Plan of Merger and Reorganization, which was amended on December 23, 2008 (collectively referred to as the “Merger Agreement”). On January 30, 2009, Novacea completed its business combination with TPI in accordance with the terms of the Merger Agreement, pursuant to which TPI became a wholly-owned subsidiary of Novacea (referred to as the “Merger”). Also on January 30, 2009, in connection with the Merger, Novacea effected a 1-for-5 reverse stock split of its common stock, and the name of Novacea was changed to “Transcept Pharmaceuticals, Inc.” The Merger, reverse stock split and the name change of Novacea were approved by the stockholders of Novacea at a special meeting of Novacea stockholders held on January 27, 2009. These financial statements reflect the historical results of TPI prior to the Merger and that of the combined company following the Merger, and do not include the historical results of Novacea prior to the completion of the Merger. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the Merger, and the 1-for-5 reverse stock split of the common stock on January 30, 2009.

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying condensed consolidated balance sheet at December 31, 2008 has been derived from our audited financial statements at that date. The results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009 or for any other interim period or any other future year.

The accompanying unaudited condensed consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company’s audited financial statements in its Current Report on Form 8-K/A for the year ended December 31, 2008, as filed with the United States Securities and Exchange Commission on March 31, 2009.

Need to Raise Additional Capital

As of September 30, 2009, the Company had cash, cash equivalents and marketable securities of $93.0 million, working capital of $79.3 million, and an accumulated deficit of approximately $84.6 million. Management expects to continue to incur additional losses in the foreseeable future as the Company continues its research and development activities and prepares for the potential commercialization of Intermezzo®. Management believes that cash, cash equivalents and marketable securities balances on hand at September 30, 2009 will be sufficient to fund planned expenditures for at least the next twelve months. Management recognizes the potential need to raise additional funds in the future. There can be no assurance that the Company will be successful in consummating any such financing transaction, or if the Company does consummate such a transaction, that the terms and conditions of such transaction will be favorable. Any failure to obtain additional funding may have a material negative effect on the Company and will likely result in a substantial reduction in the scope of the Company’s operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates. Management makes estimates when preparing the financial statements including those relating to revenue recognition, clinical trials, stock-based compensation and warrant liability valuation.

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of Transcept Pharmaceuticals, Inc. and its wholly-owned subsidiary, Pivot Acquisition, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

Restricted cash represents a Certificate of Deposit (“CD”) which functions as security for the Company credit cards with the domestic financial institution that issued the credit cards. The CD will remain as security concurrent with the continuation of the Company credit card program.

Marketable Securities

All marketable securities have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management views its investment portfolio as available for use in current operations and, accordingly, has reflected all such investments as current assets although the stated maturity of individual investments may be one year or more beyond the balance sheet date. Unrealized gains and losses are included in other comprehensive net income (loss) and reported as a separate component of stockholders’ equity (net capital deficiency). Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest on marketable securities is included in interest income. The net carrying value of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, over the estimated life of the security. Such amortization is computed under the effective interest method and included in interest income.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.

Long-Lived Assets

Long-lived assets include property and equipment. The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount or appraised value, as appropriate. Through September 30, 2009, there have been no such impairments.

Goodwill

Goodwill represents purchase consideration in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized, but tested for impairment annually at September 30th, and at any time when events suggest impairment may have occurred. The Company’s goodwill impairment test is performed by comparing the fair value of the reporting unit to the carrying value of the reporting unit. The Company has one reporting unit to which the goodwill is assigned and tested for impairment. In the event the carrying value of a reporting unit exceeds its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value. Goodwill as of September 30, 2009 was approximately $3.0 million, and was recorded in connection with the Company’s merger with Novacea (see Note 2). Through September 30, 2009, there have been no impairments.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

Revenue Recognition

The Company applies the revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605 Revenue Recognition, Sub-topic 25 Multiple-Element Arrangements.

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

For each source of revenue, the Company complies with the above revenue recognition criteria in the following manner:

•

Up-front license payments are assessed to determine whether or not the licensee is able to obtain any stand-alone value from the license. Where this is not the case, the Company does not consider the license deliverable to be a separate unit of accounting, and the revenue is deferred with revenue recognition for the license fee being assessed in conjunction with the other deliverables that constitute the combined unit of accounting. When the period of deferral cannot be specifically identified from the agreement, management estimates the period based upon provisions contained within the agreement and other relevant facts. The Company periodically reviews the estimated involvement period, which could impact the deferral period and, therefore, the timing and the amount of revenue recognized. It is possible that future adjustments will be made if actual conditions differ from the Company’s current plan and involvement assumptions.

•

Payments received that are related to substantive, performance-based “at-risk” milestones are recognized as revenue upon achievement of the milestone or event specified in the underlying contracts, which represents the culmination of the earnings process. Amounts received in advance, if any, are recorded as deferred revenue until the milestone is reached.

•

Royalty revenue from sales of the Company’s licensed products, if and when approved for marketing by the appropriate regulatory agency, will be recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and collectability is reasonably assured.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist of salaries and benefits, travel and related expenses, lab supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on behalf of the Company.

Comprehensive Net Loss

The Company reports comprehensive net loss in accordance with FASB ASC Topic 220 Comprehensive Income (“ASC Topic 220”). Among other things, ASC Topic 220 requires unrealized gains or losses on the Company’s available-for-sale marketable securities to be included in other comprehensive loss and be reported as a separate component of stockholders’ equity (net capital deficiency).

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

Income Taxes

The Company utilizes the liability method of accounting for income taxes as required by FASB ASC Topic 740 Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Uncertain tax positions are evaluated in accordance with this topic and if appropriate, the amount of unrecognized tax benefits are recorded within deferred tax assets. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Currently, there is no provision for income taxes as the Company has incurred operating losses to date.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of FASB ASC Topic 718 Compensation—Stock Compensation (“ASC Topic 718”) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment) using the prospective transition method and therefore, prior period results have not been restated. ASC Topic 718 superseded Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (“APB Opinion No. 25”), and its related interpretations, and revised guidance in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under the prospective transition method, those options issued prior to January 1, 2006 and valued using the minimum value method are excluded from the fair value accounting of ASC Topic 718. ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. Additionally, the Company is required to include an estimate of the number of awards that will be forfeited in calculating compensation costs, which are recognized over the requisite service period of the awards on a straight-line basis.

The Company recorded employee share-based compensation costs of $424,026 and $920,710 for the three and nine month periods ended September 30, 2009, respectively and $158,268 and $443,146 for the three and nine month periods ended September 30, 2008, respectively. No related tax benefits of share-based compensation costs have been recognized since the Company’s inception.

Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, and its related interpretations, to account for its equity-based awards to employees and directors, and had adopted the disclosure-only provisions of SFAS No. 123, the predecessor to ASC Topic 718. The Company continues to account for stock awards issued to employees prior to January 1, 2006 under the recognition and measurement provisions of APB Opinion No. 25, and related interpretations.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees (formerly Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services), using a fair-value approach. The equity instruments, consisting of stock options and warrants granted to lenders and consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the term of the related financing or the period over which services are received.

Warrants to Purchase Convertible Preferred Stock

Effective July 1, 2005, the Company adopted the provisions of ASC Topic 480 Distinguishing Liabilities from Equity (“ASC Topic 480”) (formerly FASB Staff Position No. 150-5, Issuer’s Accounting Under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments with Characteristics of Both Liabilities and Equity, an interpretation of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity). Under ASC Topic 480, freestanding warrants to purchase shares of convertible preferred stock were classified as liabilities on the balance sheets at fair value because the warrants may conditionally obligate the Company to transfer assets at some point in the future. The warrants were subject to remeasurement at each balance sheet date, and any change in fair value was recognized as a component of other income (expense), net in the statements of operations.

The Company recorded $199,673 and $322,200 in other income (expense), net relating to changes in fair value of all preferred stock warrants during the nine month periods ended September 30, 2009 and 2008, respectively. The Company continued to record adjustments to the fair value of the warrants until the closing of the merger transaction on January 30, 2009, when they became warrants to purchase shares of common stock, wherein the warrants were no longer subject to ASC Topic 480. As of January 30, 2009, $400,172, the then-current aggregate fair value of these warrants, was reclassified from a liability to additional paid-in capital, a component of stockholders’ equity (net capital deficiency).

Concentration of Credit Risk

Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company’s investment policy restricts investments to high-quality investments and limits the amounts invested with any one issuer other than U.S. Treasury debt obligations, U.S. agency debt obligations, or Securities and Exchange Commission (“SEC”) registered money market funds. This policy was further amended during 2009 to limit investments to U.S. Treasury debt or SEC registered money market funds effective September 30, 2009. The goals of the investment policy are as follows: preservation of capital, fulfillment of liquidity needs, maximization of investment performance, and fiduciary control of cash and investments. The Company’s exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of the Company’s investments are in short-term debt securities.

Recently Adopted Accounting Standards

Effective January 1, 2009, the Company adopted ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) (formerly SFAS No. 157, Fair Value Measurements), for nonfinancial assets and liabilities. The adoption of ASC Topic 820 for nonfinancial assets and liabilities did not have a material effect on the Company’s results of operations and financial condition.

Effective January 1, 2009, the Company adopted ASC Topic 805, Business Combinations (“ASC Topic 805”) (formerly SFAS No. 141R, Business Combinations). ASC Topic 805 amends previous guidance, and retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

as incurred. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company has recorded its acquisition of Novacea in accordance with the provision of ASC Topic 805. See Note 2, “Merger Agreement” for further details.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC Topic 855”) (formerly SFAS No. 165, Subsequent Events). ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements. The statement requires disclosure of the date through which subsequent events were evaluated and the basis for that date. ASC Topic 855 sets forth the following: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 was effective for the Company for the period ending June 30, 2009 and requires prospective application. The Company has evaluated certain events and transactions occurring after September 30, 2009 and through November 16, 2009, the date of our Form 10-Q filing. See Footnote 11—Subsequent Events.

In June 2009, the FASB issued FASB ASC Topic 105, Generally Accepted Accounting Principles, which establishes the FASB ASC as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC Topic 105, the Company has updated references to generally accepted accounting principles in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC Topic 105 did not impact the Company’s financial position or results of operations.

In September 2009, the FASB Emerging Issues Task Force reached a consensus on ASC Update 2009-13 (“Topic 605-25”), Multiple-Deliverable Revenue Arrangements (“ASC Update 2009-13”). ASC Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC Topic 605-25. ASC Update 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASC Update 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. As a result, ASC Update 2009-13 will be effective for the Company no later than the first quarter of fiscal 2011. The adoption of ASC Update 2009-13 may have a material impact on the Company’s financial position or results of operations for future collaboration arrangements.

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

Assumed severance, retention and other merger related obligations:

Upon completion of the Merger on January 30, 2009, the Company became liable to pay approximately $2.2 million in payments due to Novacea employees upon a change in control, all of which has been paid as of September 30, 2009. None of these payments required on-going services of the employees subsequent to the change in control.

Pro forma information:

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Merger had taken place as of January 1, 2008 (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue (1)	$2,083	$93	$2,083	$60,621
Net income (loss)	$(3,805)	$(11,141)	$(20,228)	$25,230
Pro forma net income (loss) per share:
Basic	$(0.29)	$(0.86)	$(1.54)	$1.96

Diluted	$(0.29)	$(0.86)	$(1.54)	$1.89

Shares used in computing net income (loss) per share:
Basic	13,175	12,947	13,097	12,892

Diluted	13,175	12,947	13,097	13,328

(1)

Revenue for the three and nine month periods ended September 30, 2009 relates to the Collaboration Agreement between the Company and Purdue (see Note 8). Revenue for the three and nine months ended September 30, 2008 related to the collaboration agreement between Novacea and Schering Corporation

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(“Schering”) (the “Schering Collaboration Agreement”). Upon termination of the Schering Collaboration Agreement on April 4, 2008, Novacea recognized as revenue during the second quarter of 2008 the previously deferred revenue balance of $52.4 million related to the non-refundable upfront payments. The deferred revenue balance related to the non-refundable upfront payments from Schering was zero as of September 30, 2008.

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

The following table presents the calculation of basic and diluted net loss per share (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(3,804,848)	$(4,259,690)	$(19,455,726)	$(13,840,004)

Denominator:
Weighted average shares outstanding	13,209,405	492,640	11,808,005	463,856
Less: Weighted average shares subject to repurchase	(34,598)	(69,863)	(43,353)	(78,642)

Denominator for basic and diluted net loss per share	13,174,807	422,777	11,764,652	385,214

Basic and diluted net loss per share	$(0.29)	$(10.08)	$(1.65)	$(35.93)

The following outstanding shares subject to options and warrants to purchase common stock, common stock subject to repurchase, convertible preferred stock and shares subject to warrants to purchase convertible preferred stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from dilutive securities computation as of the periods indicated below (unaudited):

	September 30,
	2009	2008
Shares subject to options to purchase common stock	1,798,972	1,077,298
Shares subject to warrants to purchase common stock	156,007	—
Common stock subject to repurchase	29,406	64,671
Convertible preferred stock (as-converted basis)	—	7,349,970
Shares subject to warrants to purchase convertible preferred stock	—	156,007

Total	1,984,385	8,647,946

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized gains (losses) on available-for-sale securities. Total comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net loss	$(3,804,848)	$(4,259,690)	$(19,455,726)	$(13,840,004)
Changes in unrealized gain (loss) on marketable securities	(8,126)	(3,203)	38,933	(70,673)

Comprehensive net income (loss)	$(3,812,974)	$(4,262,893)	$(19,416,793)	$(13,910,677)

4. Fair Value

On January 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (formerly SFAS No. 157) as it applies to its financial assets and financial liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the estimated exit price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date rather than on an entry price which represents the purchase price of an asset or liability. ASC Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

In accordance with ASC Topic 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) and liabilities (convertible preferred stock warrant liabilities) measured at fair value on a recurring basis as of September 30, 2009:

	September 30, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200,072	$200,072	$—	$—
Money market funds	10,104,892	10,104,892	—	—
U.S. Treasury securities	82,267,020	—	82,267,020	—

	$92,571,984	$10,304,964	$82,267,020	$—

Liabilities
Convertible preferred stock warrant liabilities	$—	$—	$—	$—

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) and liabilities (convertible preferred stock warrant liabilities) measured at fair value on a recurring basis as of December 31, 2008:

	December 31, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200,187	$200,187	$—	$—
Money market funds	4,031,129	4,031,129	—	—
U.S. corporate debt	999,960	—	999,960	—
U.S. government sponsored enterprise issues	5,750,850	—	5,750,850	—
U.S. Treasury securities	499,990	—	499,990	—

	$11,482,116	$4,231,316	$7,250,800	$—

Liabilities
Convertible preferred stock warrant liabilities	$599,845	$—	$—	$599,845

The following table sets forth the changes in the fair value of the Company’s Level 3 financial liabilities (convertible preferred stock warrant liabilities), which were measured at fair value on a recurring basis for the period ended September 30, 2009:

Fair value as of December 31, 2008	$599,845
Change in fair value	(199,673)
Transfer to equity upon conversion of preferred stock to common stock on January 30, 2009	(400,172)

Fair value as of March 31, June 30 and September 30, 2009	$—

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

No other assets and liabilities were carried at fair value as of September 30, 2009.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

5. Cash, Cash Equivalents, and Marketable Securities

The following is a summary of cash, cash equivalents, restricted cash, and short-term marketable securities as of the respective dates:

	September 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$624,702	$—	$—	$624,702
Certificates of deposit	200,072	—	—	200,072
Money market funds	10,104,892	—	—	10,104,892
U.S. Treasury securities	82,202,262	64,758	—	82,267,020

	$93,131,928	$64,758	$—	$93,196,686

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$400,376	$—	$—	$400,376
Corporate notes	997,833	2,127	—	999,960
Certificates of deposit	200,187	—	—	200,187
Government sponsored enterprise issues	5,727,573	23,277	—	5,750,850
Money market funds	4,031,129	—	—	4,031,129
U.S. Treasury securities	499,568	422	—	499,990

	$11,856,666	$25,826	$—	$11,882,492

During the first nine months of 2009, proceeds from the sales of available-for-sale marketable securities totaled $47,281,706 with realized gains of $110,747. There were no sales of available-for-sale marketable securities during the first nine months of 2008. The amortized cost and estimated fair value of available-for-sale marketable securities at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Cost	Fair value	Cost	Fair value
Cash equivalents	$10,729,594	$10,729,594	$4,431,505	$4,431,505
Marketable securities	82,202,334	82,267,092	7,225,161	7,250,987
Restricted cash	200,000	200,000	200,000	200,000

	$93,131,928	$93,196,686	$11,856,666	$11,882,492

Based on the fair value of the Company’s marketable securities at September 30, 2009, $2,024,340 had a contractual maturity of between one and two years, and the remaining $80,242,752 had a contractual maturity of one year or less.

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

7. Commitments and Contingencies

Leases

In February 2006, the Company signed an operating lease for its corporate offices that include approximately 11,600 square feet of office and laboratory space in Pt. Richmond, California. The lease term is for seven years, commencing on June 1, 2006. In June 2007, the Company amended this operating lease to add approximately 3,000 square feet of additional office space. The lease term of this amendment coincides with the original lease agreement, with a separate commencement date of September 12, 2007. As part of this amendment, the landlord agreed to contribute $60,000 toward the costs of tenant improvements for the additional space. This landlord contribution is being amortized on a straight-line basis over the term of the lease as a reduction to rent expense.

On February 20, 2009, the Company signed an operating lease for 12,257 square feet of general office space in Pt. Richmond, California. The lease term commenced in March 2009 and terminates on May 31, 2013, with an option to renew for an additional five years. Total base rent payable by the Company from commencement of the lease through the end of the first term of the lease is approximately $0.8 million. In conjunction with the restructuring described in Note 9 below, the Company vacated this property in August 2009 and has recorded a charge of $178,000 related to the fair value of the remaining lease payments reduced by estimated sublease income. This liability will be amortized using the effective interest method over the remaining life of the lease.

In June 2007, Novacea entered into an operating lease for 25,288 square feet for corporate facilities located in South San Francisco, California. The lease for the facilities is non-cancelable and has a five-year term with a total obligation of $3.6 million. The lease provides for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of an extension, market adjusted rates. As of September 30, 2009, the Company maintained a Certificate of Deposit acting as a security deposit of $770,000 required under conditions of the lease, which was recorded as a noncurrent asset on the Company’s balance sheet. On March 25, 2009, the Company entered into a sublease agreement dated as of March 24, 2009 for 18,368 square feet of the 25,288 square feet located in South San Francisco. The term of the sublease commenced on June 1, 2009 and ends on October 31, 2012. Total base rent payable by the subleasee through the end of the term of the sublease is approximately $1.1 million. In connection with this sublease, on April 6, 2009 the Company received an irrevocable standby letter of credit in the amount of $100,000, expiring May 31, 2010, as a security deposit. On June 16, 2009, the Company entered into a sublease agreement dated for reference purposes as of June 11, 2009 for the remaining 6,920 square feet of the South San Francisco facility. The term of the sublease commenced on July 1, 2009 and ends on October 31, 2012. Total base rent payable by the sublease through the end of the term of the sublease is approximately $0.4 million.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

Contingent Liabilities

Tooling costs—Anderson Packaging

On February 4, 2009, the Company signed a letter agreement with its packaging supplier, Anderson Packaging, Inc. (“API”) related to tooling costs of approximately $624,000 incurred in conjunction with the anticipation of commercialization of Intermezzo®. The costs associated with the tooling are intended to be recovered over the first 2,000,000 units of packaged product purchased under the supply agreement. If the full amount of the tooling costs has not been recovered by the second anniversary of the first commercial sale of the packaged product, the Company would be obligated to pay the unpaid balance of the tooling costs. In the event that the launch of the product is delayed beyond February 28, 2010 or cancelled, the Company will reimburse API for the entire amount of the tooling costs.

Indemnity agreements

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of September 30, 2009.

8. Collaboration Agreement

On July 31, 2009, the Company signed the Collaboration Agreement with Purdue that provides an exclusive license to Purdue to commercialize Intermezzo® in the United States and pursuant to which:

•	Purdue paid the Company a $25 million non-refundable license fee in August 2009 in connection with the Company’s entry into the Collaboration Agreement.

•	The Company is obligated to seek FDA approval of Intermezzo® and to continue development of Intermezzo® at its expense until FDA approval.

•

If Purdue does not exercise its right to terminate the Collaboration Agreement, including its right to terminate the agreement after review of any final label for Intermezzo®, if approved, Purdue is obligated to pay the Company up to $30 million based upon the timing of an FDA approval of Intermezzo®. If Purdue elects to continue with the collaboration, the Company is obligated to transfer the Intermezzo® NDA to Purdue and Purdue is obligated to assume the expense associated with maintaining the NDA and further development of Intermezzo® in the United States. If the approval of Intermezzo® is delayed beyond June 30, 2010, the $30 million milestone payment associated with Purdue’s acceptance of an NDA approval will be reduced by $2 million for each 30-day period between the date of receipt of NDA approval and June 30, 2010.

•

Purdue is then obligated to commercialize Intermezzo® in the United States at its expense and pay the Company tiered double-digit base royalties on net sales of Intermezzo® in the United States ranging up to the mid-twenty-percent level.

•

Purdue is potentially obligated to pay the Company up to an additional $90 million upon meeting certain intellectual property milestones and upon the achievement of certain net sales targets for Intermezzo® in the United States.

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

The Company’s co-promote option is terminable by Purdue upon acquisition of the Company or in the event of entry of generic competition to Intermezzo®. The royalty payments discussed above are subject to reduction in connection with, among other things, the entry of generic competition to Intermezzo®.

The Company plans to recognize revenue from the $25 million non-refundable license fee ratably over an estimated 24-month period starting August 1, 2009 and ending on July 31, 2011. The Company believes that this period for revenue recognition represents the estimated period for which it has significant participatory obligations for the commercialization of Intermezzo®. The revenue recognized in connection with the license fee in the three and nine months ended September 30, 2009 was $2.1 million.

9. Restructuring

On August 17, 2009, the Company implemented a reduction of approximately 30% of the Company’s workforce. Affected employees were notified on August 17, 2009. The reduction plan carries out a realignment of the Company’s workforce and operations after a reassessment of the Company’s development activities and corporate objectives in connection with the Company’s recent entry into the Collaboration Agreement described in Note 8 above. The Company expects to substantially complete the reduction plan by the end of 2009. Employees subject to the workforce reduction plan are eligible for one-time severance benefits that include severance pay of approximately $533,000 in total and one year accelerated vesting on outstanding options upon signing a separation and release agreement with the Company. Further, the affected employees were given the choice to extend the exercise period of their options to one year following termination. Total expense related to the modification of these stock options awards is expected to be approximately $138,000.

Additionally, the Company recorded a charge of approximately $178,000 related to the fair value of the remaining lease payments on 12,257 square feet of general office space in Pt. Richmond, California, reduced by estimated sublease income. This liability will be amortized over the remaining life of the lease, which expires on May 31, 2013.

The Company records restructuring activities in accordance with ASC topic 420 Exit or Disposal Cost Obligations (formerly SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities). The following tables summarize the charges recorded during the quarter and nine months ended September 30, 2009 related to the restructuring plan by type of activity (no such charges were recorded in the comparable prior year periods):

Three and nine months ended September 30, 2009	Severance benefits	Stock option modification	Contract termination costs	Total
Research and development	$220,131	$40,946	$—	$261,077
General and administrative	206,473	61,660	177,653	445,786

	$426,604	$102,606	$177,653	$706,863

Since the inception of its restructuring plan through September 30, 2009, the Company has incurred approximately $427,000 of the estimated $533,000 of severance benefits expected to be incurred.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

Severance benefits
Restructuring reserves as of January 1, 2009	$—
Expense	426,604
Payments	(171,039)

Restructuring reserves as of September 30, 2009	$255,565

The severance benefit liability is included in accrued liabilities while the contract termination costs are included in the lease liability in the balance sheet.

10. Stockholders’ Equity

Preferred stock

On January 30, 2009, pursuant to the Merger, all outstanding shares of convertible preferred stock were exchanged for a total of 7,349,970 shares of common stock. As of September 30, 2009, there are no issued or outstanding shares of redeemable convertible preferred stock.

Employee stock purchase plan

On June 3, 2009, at the annual meeting of stockholders, the stockholders of the Company approved the 2009 Employee Stock Purchase Plan (“ESPP”). The number of shares available for issuance over the term of the ESPP is limited to 500,000 shares. The ESPP is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the ESPP will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The first offering period began July 16, 2009 and will end on November 30, 2009. Consequently, no shares have yet been purchased under this plan.

11. Subsequent Events

On October 28, 2009, the Company received a Complete Response Letter from the FDA regarding the NDA for Intermezzo® indicating that the NDA was not approved.

In the Complete Response Letter, the FDA stated that it believes the Company has submitted substantial evidence of effectiveness for the use of Intermezzo® in the as-needed treatment of insomnia characterized by difficulty returning to sleep after awakening in the middle of the night. The FDA further recognized that the Intermezzo® data submitted by the Company did not indicate significant next day residual effects at four hours after use. However, the FDA indicated that the intended use of Intermezzo® in the middle of the night represents a unique insomnia indication and dosing strategy for which safety has not been previously established and that the Company did not adequately demonstrate that Intermezzo® could reliably be used safely.

The FDA requested additional data demonstrating that Intermezzo®, when taken as directed in the middle of the night, would not present an unacceptable risk of residual effects, with particular reference to next day driving ability.

The FDA also expressed two concerns regarding the possibility of patient dosing errors in the middle of the night that could lead to next day residual effects. Specifically, the FDA has asked the Company to address methods to avoid inadvertent dosing with less than four hours of bedtime remaining, and inadvertent re-dosing in a single night.

Based upon the content of the letter, it is possible that the Company will need to conduct one or more additional safety studies. The Company has requested a meeting with the FDA to discuss specific requirements for approval.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and actual results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•

expectations regarding the need to conduct safety studies or to modify the package presentation in support of potential resubmission of a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, for Intermezzo®;

•	the potential for Intermezzo® to be the first sleep aid approved specifically for use for middle of the night awakenings;

•	expected activities and responsibilities of us and Purdue Pharmaceutical Products L.P., or Purdue, under our United States License and Collaboration Agreement, or the Collaboration Agreement;

•	our potential receipt of revenue under the Collaboration Agreement, including milestone and royalty revenue;

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

•	guidance with respect to expected cash, cash equivalents and marketable securities, research and development expenses, and general and administrative expenses;

•	our ability to satisfy liquidity requirements for at least the next twelve months or through the end of 2010;

•

losses, costs, expenses, expenditures and cash flows, including the period of time over which we expect to recognize the revenue associated with the up-front payment under the Collaboration Agreement and expected payments in regard to tooling and validation costs to Anderson Packaging, Inc., or API;

•	capital requirements and our needs for additional financing;

•	the ability and degree to which we will obtain and maintain market exclusivity from the FDA for Intermezzo® under Section 505(b)(2) of the Federal Food and Drug Cosmetic Act;

•	future payments under lease obligations and equipment financing lines;

•	our ability to obtain and maintain patent protection for Intermezzo® without violating the intellectual property rights of others; and

•	expected future sources of revenue and capital.

We undertake no obligation to, and expressly disclaim any obligation to, revise or update the forward-looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, which are more fully discussed in the “Risk Factors” section and elsewhere in this Quarterly Report, including, but not limited to, those risks and uncertainties relating to:

•	our ability to design or successfully carry out additional safety studies in support of potential resubmission of an NDA for Intermezzo®;

•

positive results in clinical trials and successful delivery of additional data from safety studies may not be sufficient to obtain FDA regulatory approval of Intermezzo® or to grant marketing exclusivity for Intermezzo® under Hatch-Waxman;

•	potential termination of the Collaboration Agreement by Purdue;

•	our satisfaction of conditions under the Collaboration Agreement with Purdue required for Purdue to carry out its obligations under such agreement;

•	difficulties or delays in building a sales organization in connection with any exercise of our co-promote option to psychiatrists under the Collaboration Agreement;

•	physician or patient reluctance to use Intermezzo®, if approved;

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

Overview

Prior to January 30, 2009 we were known as Novacea, Inc. On January 30, 2009, we completed a business combination, referred to as the Merger, with Transcept Pharmaceuticals, Inc., or TPI. For accounting purposes, TPI was deemed to be the acquiring entity in the Merger. In connection with the Merger, we changed our name to Transcept Pharmaceuticals, Inc. and effected a 1-for-5 reverse stock split of our Common Stock. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the Merger, and the 1-for-5 reverse split of our Common Stock on January 30, 2009. All references to “Transcept,” “we,” “us,” “our” or the “Company” mean Transcept Pharmaceuticals, Inc., the publicly-traded combined company resulting from the Merger and, as successor to the business of TPI, includes activities taking place with respect to the business of TPI prior to the merger of TPI and Novacea, as applicable.

The following analysis reflects the historical financial results of TPI prior to the Merger and that of the combined company following the Merger, and does not include the historical financial results of Novacea prior to the completion of the Merger.

We are a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in neuroscience. Our most advanced product candidate, Intermezzo®, is a sublingual low dose formulation of zolpidem that is being developed for use in the middle of the night at the time a patient awakens and has difficulty returning to sleep.

We submitted an NDA for Intermezzo® to the FDA on September 30, 2008, which was accepted for filing on December 15, 2008. On October 28, 2009, we received a Complete Response Letter from the FDA regarding our NDA indicating that it was not approved.

In the Complete Response Letter the FDA stated that it believes we had submitted substantial evidence of effectiveness for the use of Intermezzo® in the as-needed treatment of insomnia characterized by difficulty returning to sleep after awakening in the middle of the night. The FDA further recognized that the Intermezzo® data we submitted did not indicate significant next day residual effects at four hours after use. However, the FDA indicated that the intended use of Intermezzo® in the middle of the night represents a unique insomnia indication and dosing strategy for which safety has not been previously established and that we did not adequately demonstrate that Intermezzo® could reliably be used safely.

The FDA requested additional data demonstrating that Intermezzo®, when taken as directed in the middle of the night, would not present an unacceptable risk of residual effects, with particular reference to next day driving ability.

The FDA also expressed two concerns regarding the possibility of patient dosing errors in the middle of the night that could lead to next day residual effects. Specifically, the FDA has asked us to address methods to avoid inadvertent dosing with less than four hours of bedtime remaining, and inadvertent re-dosing in a single night.

Based upon the content of the letter, it is possible that we will need to conduct one or more additional safety studies. We have requested a meeting with the FDA to discuss specific requirements for approval.

On July 31, 2009, we entered into the Collaboration Agreement with Purdue that provides for an exclusive license to Purdue to commercialize Intermezzo® in the United States and pursuant to which:

•	On August 4, 2009, Purdue paid us a $25 million non-refundable license fee in connection with our entry into the Collaboration Agreement.

•	We are obligated to seek FDA approval of Intermezzo® and to continue development of Intermezzo® at our expense until FDA approval.

•

If Purdue does not exercise its right to terminate the Collaboration Agreement, including its right to terminate the agreement after review of any final label for Intermezzo®, if approved, Purdue is obligated to pay us up to $30 million based upon the timing of an FDA approval of Intermezzo®. If Purdue elects to continue with the collaboration, we are obligated to transfer the Intermezzo® NDA to Purdue and Purdue is obligated to assume the expense associated with maintaining the NDA and further development of Intermezzo® in the United States. If the approval of Intermezzo® is delayed beyond June 30, 2010, the $30 million milestone payment associated with Purdue’s acceptance of an NDA approval will be reduced by $2 million for each 30 day period between the date of receipt of NDA approval and June 30, 2010.

•

Purdue is then obligated to commercialize Intermezzo® in the United States at its expense and pay us tiered double-digit base royalties on net sales of Intermezzo® in the United States ranging up to the mid-twenty-percent level;

•

Purdue is potentially obligated to pay us up to an additional $90 million upon meeting certain intellectual property milestones and upon the achievement of certain net sales targets for Intermezzo® in the United States.

•

We retained an option to co-promote Intermezzo® to psychiatrists in the United States as early as the first anniversary of commercial launch of Intermezzo® and upon entry into the market under the co-promotion option, we would receive an additional double-digit royalty from Purdue on sales generated by psychiatrists in the United States.

We also granted Purdue and an associated company the right to negotiate for the commercialization of Intermezzo® in Mexico and Canada, respectively, and retained rights to commercialize Intermezzo® in the rest of the world.

Our co-promote option is terminable by Purdue upon our acquisition by a third party or in the event of entry of generic competition to Intermezzo®. The royalty payments discussed above are subject to reduction in connection with, among other things, the entry of generic competition to Intermezzo® .

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including contract manufacturing and clinical trials. As of September 30, 2009, we had cash, cash equivalents, and marketable securities of $93.0 million, working capital of $79.3 million and an accumulated deficit of $84.6 million.

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

Financial Operations Overview

Revenue

We plan to recognize revenue from the $25 million non-refundable license fee received pursuant to our Collaboration Agreement with Purdue ratably over an estimated 24-month period starting August 1, 2009 and ending on July 31, 2011. We believe that this period for revenue recognition represents the estimated period for which we have significant participatory obligations for the commercialization of Intermezzo®. The revenue recognized in connection with the license fee in the three and nine months ended September 30, 2009 was $2.1 million.

Research and Development Expenses

Research and development expenses have represented approximately 36% and 53% of total operating expenses for the three months ended September 30, 2009 and 2008, respectively and 30% and 62% of total operating expenses for the nine months ended September 30, 2009 and 2008, respectively. Research and development costs are expensed as incurred. Research and development expenses consist of expenses incurred in identifying, researching, developing and testing product candidates. These expenses primarily consist of the following:

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

As we continued working toward commercialization of Intermezzo® in the United States, we increased spending on our sales and marketing infrastructure, including increased headcount and marketing expenses necessary to prepare for the commercialization of Intermezzo®. Following our entry into the Collaboration Agreement with Purdue, the majority of our sales and marketing activities have been transitioned to Purdue.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2009 and 2008

The following table summarizes results of operations with respect to the items set forth below for the three months ended September 30, 2009 and 2008, in thousands, together with the percentage change in those items.

	For the Three Months Ended September 30,
	2009	2008	$ Change	% Change
Revenue	$2,083	$—	$2,083	—
Research and development expenses	2,136	2,453	(317)	(13)%
General and administrative expenses	3,840	2,142	1,698	79%
Interest income	55	134	(79)	(59)%
Interest expense	(4)	(176)	172	98%
Other income (expense), net	36	377	(341)	(90)%

Revenue

Revenue for the three month period ended September 30, 2009 relates to recognition of a portion of the $25 million non-refundable license fee we received from Purdue in connection with our entry into the Collaboration Agreement. We plan to recognize revenue over an estimated 24-month period starting in August 2009 through July 2011 as we have continuing participatory obligations under the agreement for the commercialization of Intermezzo®. Therefore, we have deferred the license fee and will recognize $1.04 million per month from the date we received the payment in August 2009 through July 2011.

Research and Development Expenses

Research and development expenses decreased 13% to $2.14 million for the three months ended September 30, 2009 from $2.45 million for the comparable period in 2008. The decrease of $0.31 million for the three months ended September 30, 2009 is primarily attributable to reduced levels of activities for regulatory affairs and contract manufacturing. These decreases were partially offset by severance expenses incurred in connection with the restructuring announced in August 2009. In addition, non-cash stock-based compensation expenses increased for the quarter ended September 30, 2009 over the comparable period in 2008.

General and Administrative Expenses

General and administrative expenses increased 79% to $3.84 million for the three months ended September 30, 2009 from $2.14 million for the comparable period in 2008. The approximate $1.70 million increase for the three months ended September 30, 2009 as compared to September 30, 2008 consists of the following:

•

Personnel costs and related expenses increased by $0.78 million due to an increase in headcount to operate as a publicly-traded company and to prepare for the potential commercialization of Intermezzo®. Headcount increases were in the marketing, finance, executive and operations functions. In addition, severance expenses related to the restructuring as noted above and higher non-cash stock-based compensation expense also contributed to increased general and administrative expense in the current quarter;

•

Professional fees, including consulting, legal and accounting fees increased by $0.50 million primarily attributable to costs associated with operating as a publicly-traded company and negotiating our Collaboration Agreement with Purdue; and

•	Other general and administrative expenses increased by $0.42 million due to increased insurance for operating as a publicly-traded company and costs associated with additional office space.

Interest Income

Interest income decreased 59% to $55,000 for the three months ended September 30, 2009 from $134,000 for the comparable period in 2008. The decrease of approximately $79,000 for the three months ended September 30, 2009 is primarily attributable to changing the mix of investments toward lower risk, lower yield instruments due to the downturn in the U.S. and world economy during the second half of 2008. In addition, investments held during the third quarter of 2008 were, in the aggregate, purchased at a discount to face value whereas investments held during the third quarter of 2009 were primarily acquired at a premium. Amortization of bond premiums is recorded as a reduction of interest income.

Interest Expense

Interest expense decreased 98% to $4,000 for the three months ended September 30, 2009 from $176,000 for the comparable period in 2008. The $172,000 decrease for the three months ended September 30, 2009 was primarily attributable to lower average outstanding debt during the 2009 period as compared to the same period in the prior year due to the repayment in full of our debt under a Loan and Security Agreement with Hercules Technology Growth Capital during the first quarter 2009.

Other Income (Expense), Net

Other income (expense), net decreased 90% to $36,000 for the three months ended September 30, 2009 from $377,000 for the comparable period in 2008. Other income for the three months ended September 30, 2009 primarily consisted of realized gains on sales of marketable securities. Other income for the three months ended September 30, 2008 related to a decrease in the fair value of the preferred stock warrants resulting in other income for the period and a decrease in the warrant liability.

Comparison of the Nine Months Ended September 30, 2009 and 2008

The following table summarizes results of operations with respect to the items set forth in the following table for the nine months ended September 30, 2009 and 2008, in thousands, together with the percentage change in those items.

	For the Nine Months Ended September 30,
	2009	2008	$ Change	% Change
Revenue	$2,083	$—	$2,083	—
Research and development expenses	6,607	8,845	(2,238)	(25)%
General and administrative expenses	13,073	5,366	7,707	144%
Merger related transaction costs	2,224	—	2,224	—
Interest income	240	682	(442)	(65)%
Interest expense	(175)	(618)	443	72%
Other income (expense), net	300	306	(6)	(2)%

Revenue

Revenue for the nine month period ended September 30, 2009 relates to recognition of a portion of the $25 million non-refundable license fee we received from Purdue in connection with our entry into the Collaboration Agreement. We plan to recognize revenue over an estimated 24-month period starting in August 2009 through July 2011 as we have continuing participatory obligations under the agreement for the commercialization of Intermezzo®. Therefore, we have deferred the license fee and will recognize $1.04 million per month from the date we received the payment in August 2009 through July 2011.

Research and Development Expenses

Research and development expenses decreased 25% to $6.61 million for the nine months ended September 30, 2009 from $8.85 million for the nine months ended September 30, 2008. The decrease of $2.24 million for the nine months ended September 30, 2009 is primarily attributable to Intermezzo® development costs as a result of the following:

•

a decrease in clinical trial costs of $0.83 million due primarily to the Phase 3 outpatient trial being largely completed by year end 2007, with trial closeout activities occurring during the first half of 2008;

•	a decrease of $0.65 million in registration and submission third party costs related to the filing of our NDA in September 2008; and

•

a decrease in manufacturing costs of $0.61 million as formulation development and packaging development as well as the purchase of raw materials was largely completed by September 2008 when we filed our NDA partially offset by the manufacture of validation batches during the first three quarters of 2009 and expected to continue for the remainder of the year.

The remaining $0.15 million reduction in research and development expenses is due to a reduction of staffing levels in our clinical development department during the latter half of 2008 resulting in reduced salary and related benefits during the first three quarters of 2009 as compared to the first three quarters of 2008. The decrease was partially offset by severance expenses incurred in connection with the restructuring announced in August 2009.

We expect full year 2009 research and development expenses to be comparable or slightly lower than our 2008 research and development expense levels until such time as we initiate development activities for Intermezzo® outside the United States, advance the development of our pipeline product candidates, or undertake additional development of Intermezzo® in support of regulatory approval in the United States.

General and Administrative Expenses

General and administrative expenses increased 144% to $13.07 million for the nine months ended September 30, 2009 from $5.37 million for the comparable period in 2008. The approximate $7.70 million increase for the nine months ended September 30, 2009 as compared to September 30, 2008, respectively, consists of the following:

•

Professional fees, including consulting, legal and accounting fees increased by $2.90 million primarily attributable to costs associated with operating as a publicly-traded company and negotiating our Collaboration Agreement with Purdue;

•

Personnel costs and related expenses increased by $2.23 million due to an increase in headcount to operate as a publicly-traded company, to prepare for the potential commercialization of Intermezzo®, and for severance expenses related to the restructuring as noted above. Headcount increases were in the marketing, finance, executive and operations functions;

•	Market research and other third party marketing expenses increased by $1.24 million to support the development of the Intermezzo® commercialization plan; and

•

Other general and administrative expenses increased by $1.33 million due to increased insurance for operating as a publicly-traded company, costs associated with additional office space and increased travel to prepare for potential Intermezzo® commercialization.

Full year 2009 general and administrative expenses are expected to increase as compared to 2008 in connection with professional fees related to the merger of Transcept and Novacea and the Collaboration Agreement between Transcept and Purdue, administrative infrastructure and professional fees related to our public company status and marketing activities related to preparation for potential commercialization of Intermezzo®. Following our entry into the Collaboration Agreement with Purdue, the majority of marketing activities for Intermezzo® were transitioned to Purdue.

Merger related transaction costs

Merger related transaction costs consist primarily of $2.0 million in financial and advisory fees and $0.2 million in legal fees incurred in connection with the close of the merger transaction in January 2009.

Interest Income

Interest income decreased 65% to $240,000 for the nine months ended September 30, 2009 from $682,000 for the comparable period in 2008. The decrease of approximately $442,000 for the nine months ended September 30, 2009 is primarily attributable to changing the mix of investments toward lower risk, lower yield instruments due to the downturn in the U.S. and world economy during the second half of 2008. In addition, investments held during the first three quarters of 2008 were, in the aggregate, purchased at a discount to face value whereas investments held during the first three quarters of 2009 were primarily acquired at a premium. Amortization of bond premiums is recorded as a reduction of interest income.

Interest Expense

Interest expense decreased 72% to $175,000 for the nine months ended September 30, 2009 from $618,000 for the comparable period in 2008. The $443,000 decrease for the nine months ended September 30, 2009 was primarily attributable to lower average outstanding debt during the 2009 period as compared to the same period in the prior year and included $129,000 related to repayment in full of the Hercules debt, including a charge for early repayment, write off of remaining debt discount and loan fees.

Other Income (Expense), Net

Other income (expense), net decreased 2% to $300,000 for the nine months ended September 30, 2009 from $306,000 for the comparable period in 2008. In 2008 through January 2009, the fair market value of the preferred stock warrants declined significantly, resulting in a reduction of the warrant liability and corresponding increase in other income. Other income in 2009 also included $111,000 of realized gains on the sales of marketable securities.

Liquidity and Capital Resources

At September 30, 2009, we had cash, cash equivalents and marketable securities of $93.0 million.

From our inception through the completion of the Merger, we financed our operations primarily through private placements of preferred stock, debt financing and interest income. Through September 30, 2009, we received net proceeds of $71.1 million from the sale of preferred stock. In January 2009, through the Merger, we acquired an additional $80.9 million in cash, cash equivalents and marketable securities. On August 4, 2009, we received a $25 million non-refundable license fee from Purdue in connection with our entry into the Collaboration Agreement.

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

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Nine Months Ended September 30, (unaudited)
	2009	2008
Net cash provided by (used in) operating activities	$4,489	$(14,546)
Net cash provided by investing activities	4,811	16,933
Net cash used in financing activities	(3,002)	(2,654)

Operating Activities

Net cash provided by operating activities was $4.5 million for the nine months ended September 30, 2009, compared to cash used by operating activities of $14.5 million for the nine months ended September 30, 2008. Net cash provided by operations during the nine months ended September 30, 2009 was primarily related to our net loss adjusted for deferred revenue resulting from the $25.0 million non-refundable license fee from Purdue in connection with our entry into the Collaboration Agreement. Net cash used in operating activities for the nine months ended September 30, 2008 consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges and noncash interest expense, as well as net changes in working capital.

Investing Activities

Net cash provided by investing activities was $4.8 million for the nine months ended September 30, 2009, compared to net cash provided by investing activities of $16.9 million for the nine months ended September 30, 2008. $80.9 million of net cash provided by investing activities during the first three quarters of 2009 relates to the cash, cash equivalents and marketable securities that came from our merger with Novacea. This was partially offset by $75.8 million used in investing activities for the nine months ended September 30, 2009 due to purchases of marketable securities, net of sales and maturities, during the period. $17.1 million provided by investing activities for the nine months ended September 30, 2008 was primarily due to maturities of marketable securities, net of purchases, during the period. Uses of cash in investing activities for both periods also included net purchases of property and equipment.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2009 was $3.0 million, compared to net cash used in financing activities during the nine months ended September 30, 2008 of $2.7 million. While both periods consisted primarily of debt repayment, the outstanding debt with Hercules Technology Growth Capital was fully repaid during the first quarter of 2009.

Capital Resources

Based on currently available information, we expect that our cash, cash equivalents, and marketable securities balances will be sufficient to satisfy our liquidity requirements for at least the next twelve months. If, at any time, our prospects for the commercialization of Intermezzo® diminish, we may decide to reduce operating expenses by limiting research and development efforts with respect to other potential product candidates. Alternatively, we may decide to raise funds through public or private financings, collaboration relationships or other arrangements. There can be no assurance that funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Similarly, financing obtained through future collaborations may require us to forego certain commercialization and other rights to our drug candidates. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

Merger Related Uses of Cash

Shortly after the January 30, 2009 close of the Merger with Novacea, we repaid in full our outstanding credit obligations to Hercules Technology Growth Capital in the approximate amount of $2.8 million including interest and prepayment penalty and also paid merger-related financial advisory fees of approximately $2.0 million.

Upon completion of the Merger on January 30, 2009, we became liable to pay approximately $2.2 million in payments due to Novacea employees upon a change in control, all of which has been paid as of September 30, 2009. None of these payments required on-going services of the employees subsequent to the change in control.

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

In light of the foregoing, our revised contractual obligations and commitments as of September 30, 2009 include potential purchase commitments and future minimum lease payments under operating leases, as shown in the following table (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than one year (2009)	1 to 3 years (2010-2012)	3 to 5 years (2013-2015)	More than 5 years
Operating leases (1)	$4,069	$292	$3,557	$220	$—
Purchase commitments (2)	350	—	350	—	—
Loan payable (3)	222	27	171	24	—

Total contractual obligations	$4,641	$319	$4,078	$244	$—

(1)	Includes obligations under an operating lease for current corporate facilities of Transcept, as well as obligations under an operating lease for the former Novacea corporate facilities. In February 2006, we signed an operating lease for our corporate offices that include approximately 11,600 square feet of office and laboratory space in Pt. Richmond, California. The lease term is for seven years, commencing on June 1, 2006. In June 2007, we amended this operating lease to add approximately 3,000 square feet of additional office space. The lease term of this amendment coincides with the original lease agreement, with a separate commencement date of September 12, 2007. Both of these leases provide for periodic rent increases based upon previously negotiated or consumer price indexed adjustments.

On February 20, 2009, we signed an operating lease for 12,257 square feet of general office space in Pt. Richmond, California. The lease term commenced in March 2009 and terminates on May 31, 2013, with an option to renew for an additional five years.

In June 2007, Novacea entered into an operating lease for its corporate facilities, located in South San Francisco, California. The Novacea lease for the corporate facilities is non-cancelable and has a five year term. The lease provides for periodic rent increases based upon previously negotiated or consumer price indexed adjustments. On March 25, 2009, we entered into a sublease agreement dated as of March 24, 2009 for 18,368 square feet of the 25,288 square feet located at our South San Francisco facilities. The term of the sublease commenced on June 1, 2009 and ends on October 31, 2012. On June 16, 2009, we entered into a sublease agreement dated for reference purposes as of June 11, 2009 for the remaining 6,920 square feet of the South San Francisco facility. The term of the sublease commenced on July 1, 2009 and ends on October 31, 2012. The above obligations do not include partially offsetting sublease income of approximately $1.4 million.

(2)	Pursuant to the terms of our agreement with Plantex USA Inc., under the purchase order dated August 8, 2008, we are obligated to purchase $350,000 worth of zolpidem tartrate during 2010.
(3)	Loan payable represents a loan from the landlord of our corporate offices in Pt. Richmond, California for tenant improvements.

Additionally, because we did not receive FDA approval on the Intermezzo® NDA Prescription Drug User Fee Act date in October 2009, we expect that FDA approval, if received, and resulting launch, of the product will be delayed beyond February 2010. Thus, we expect to be obligated to pay tooling and validation costs of approximately $700,000, including approximately $624,000 in tooling costs to API in 2010.

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

Revenue Recognition

We apply the revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605 Revenue Recognition, 25 Multiple-Element Arrangements.

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

For each source of revenue, we comply with the above revenue recognition criteria in the following manner:

•

Up-front license payments are assessed to determine whether or not the licensee is able to obtain any stand-alone value from the license. Where this is not the case, we do not consider the license deliverable to be a separate unit of accounting, and the revenue is deferred with revenue recognition for the license fee being assessed in conjunction with the other deliverables that constitute the combined unit of accounting. When the period of deferral cannot be specifically identified from the agreement, management estimates the period based upon provisions contained within the agreement and other relevant facts. We periodically review the estimated involvement period, which could impact the deferral period and, therefore, the timing and the amount of revenue recognized. It is possible that future adjustments will be made if actual conditions differ from our current plan and involvement assumptions.

•

Payments received that are related to substantive, performance-based “at-risk” milestones are recognized as revenue upon achievement of the milestone or event specified in the underlying contracts, which represents the culmination of the earnings process. Amounts received in advance, if any, are recorded as deferred revenue until the milestone is reached.

•

Royalty revenue from sales of our licensed products, if and when approved for marketing by the appropriate regulatory agency, will be recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and collectability is reasonably assured.

Clinical Trials

We accrue and expense costs for clinical trial activities performed by third parties, including clinical research organizations and clinical investigators, based upon estimates made of the work completed as of the reporting date, in accordance with agreements established with contract research organizations and clinical trial sites and the agreed upon fee to be paid for the services. We determine these estimates through discussion with internal personnel and outside service providers as to the progress or stage of completion of the trials or services. If the actual timing of performance of services or the level of effort varies from these estimates, the accrual will be adjusted accordingly. Costs of setting up clinical trial sites for participation in the trials are expensed as the activities are performed. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial and reduced by any initial payment made to the clinical trial site when the first patient is enrolled. We adjust the estimates as actual costs become known. Through September 30, 2009, differences between actual and estimated activity levels for any particular study have not been material. However, if management does not receive complete and accurate information from vendors or underestimates activity levels associated with a study at a given point in time, we would have to record additional and potentially significant research and development expenses in future periods.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of FASB ASC Topic 718 Compensation—Stock Compensation, or ASC Topic 718 (formerly Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment) using the prospective transition method and therefore, prior period results have not been restated. ASC Topic 718 superseded Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees, and its related interpretations, and revised guidance in SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective transition method, those options issued prior to January 1, 2006 and valued using the minimum value method are excluded from the fair value accounting of ASC Topic 718. ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. Additionally, we are required to include an estimate of the number of awards that will be forfeited in calculating compensation costs, which are recognized over the requisite service period of the awards on a straight-line basis.

Measurement and recognition of share-based compensation under ASC Topic 718 involve significant estimates and subjective inputs. The grant date fair value of stock option awards is determined using an option valuation model, such as the Black-Scholes model used by Transcept, and the amount of expense recognized during the period is affected by many complex and subjective assumptions. These assumptions include estimates of our future volatility, employee exercise behavior, the expected term of the stock options, and the number of options expected to ultimately vest. Until the Merger with Novacea, our stock did not have a readily available market. Consequently, expected future volatility is derived from the historical volatilities of several unrelated public companies within the specialty pharmaceutical industry. When making the selection of our industry peer companies to be used in the volatility calculation, consideration is given to the stage of development, size and financial leverage of potential comparable companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life. The assumed dividend yield was based on our expectations of not paying dividends in the foreseeable future. Given our limited history to accurately estimate the expected lives for the various employee groups, we used the “simplified” method as provided by Staff Accounting Bulletin No. 107, Share Based Payment. The “simplified” method is calculated as the average of the time-to-vesting and the contractual life of the options. Share-based compensation recorded in our Statements of Operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Estimated forfeitures may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. Share-based compensation is adjusted to reflect the value of options which ultimately vest as such amounts become known in future periods.

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

Warrants to Purchase Convertible Preferred Stock

Effective July 1, 2005, we adopted the provisions of ASC Topic 480 Distinguishing Liabilities from Equity, or ASC Topic 480, (formerly FASB Staff Position No. 150-5, Issuer’s Accounting Under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments with Characteristics of Both Liabilities and Equity, an interpretation of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity). Under ASC Topic 480, freestanding warrants to purchase shares of convertible preferred stock were classified as liabilities on the balance sheets at fair value because the warrants may conditionally obligate us to transfer assets at some point in the future. The warrants were subject to remeasurement at each balance sheet date, and any change in fair value was recognized as a component of other income (expense), net in the statements of operations. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option-pricing model as described in the stock-based compensation section above, based on the estimated market value of the underlying convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying convertible preferred stock. The assumptions used in the Black-Scholes option-pricing model, especially the market value of the underlying convertible preferred stock and the expected volatility, are highly judgmental and could differ materially in the future.

We continued to record adjustments to the fair value of the warrants at each balance sheet date until the closing of the merger transaction on January 30, 2009, when they became warrants to purchase shares of common stock, wherein the warrants were no longer subject to ASC Topic 480. As of January 30, 2009, the current aggregate fair value of these warrants of $400,172 was reclassified from a liability to additional paid-in capital, a component of stockholders’ equity. We will no longer record any related periodic fair value adjustments. Upon the closing of the merger transaction, the preferred stock warrants were converted into common stock warrants with the same exercise prices and expiration dates.

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

Our exposure to market risk is confined to cash, cash equivalents and marketable securities which have contractual maturities of eighteen months or less, bear interest rates at fixed rates and are denominated in, and pay interest in, U.S. dollars. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, and fiduciary control of cash and investments. We also seek to achieve income from investments consistent with our investment policy. Investments are classified as available-for-sale. We do not use derivative financial instruments in our investment portfolio. To achieve our goals, we invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying investments among a variety of high credit-quality issuers, including U.S. government agencies, commercial paper, corporate bonds and money market funds. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity, and we regularly review our portfolio against our policy. Our policy was further amended during 2009 to limit investments to U.S. Treasury debt or Securities and Exchange Commission, or SEC, registered money market funds effective September 30, 2009. Because of the relatively short-term maturities of our investments, we believe that an increase of 10% in market rates would not have a significant impact on the value of our investment portfolio.

Item 4T.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, subject to the limitations described below, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Furthermore, our business is not profitable and has incurred losses in each year since the inception of TPI in 2002. Our net loss for the years ended December 31, 2008, 2007 and 2006 was $20.0 million, $20.4 million and $13.6 million, respectively. As of December 31, 2008, we had an accumulated deficit of $65.1 million. Our net loss for the nine month period ended September 30, 2009 was $19.5 million. As of September 30, 2009, we had an accumulated deficit of $84.6 million. We expect to continue to incur losses for the foreseeable future unless Intermezzo® is approved by the FDA and we receive milestone and royalty revenue from our collaboration with Purdue Pharmaceutical Products L.P., or Purdue, that exceed our expenses. For the foreseeable future, we expect our accumulated deficit to increase as we continue our research, development, regulatory and pre-commercialization efforts with respect to Intermezzo® (both in support of our collaboration partner in the United States and potential collaboration partners worldwide) and other product candidates. If Intermezzo® or our other product candidates do not gain regulatory approval, are not commercialized or do not achieve market acceptance, we may not be able to generate any revenue. We cannot assure you that we will ever be profitable even if Intermezzo® or any other product candidate is commercialized or that we can sustain profitability, even if achieved. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, investors could lose all or part of their investment.

Our success depends substantially on our ability to obtain regulatory approval in the United States for our lead product candidate, Intermezzo® and to overcome issues presented by the FDA in response to our New Drug Application.

Our success depends substantially on obtaining regulatory approval for our most advanced product candidate, Intermezzo®, for use as needed for the treatment of insomnia when a middle of the night awakening is followed by difficulty returning to sleep, or middle of the night awakening. Regulatory approval to market pharmaceutical products in the United States requires the completion of extensive non-clinical and clinical evaluations of a product candidate, referred to as clinical trials, to demonstrate substantial evidence of both safety and efficacy of the candidate, as well as development of manufacturing processes that demonstrate the ability to reliably and consistently produce the candidate under current Good Manufacturing Practice, or cGMP, regulations. Each of these elements requires pharmaceutical development companies to exercise certain judgments concerning applicable regulatory requirements and to predict what the regulatory authority will ultimately deem acceptable. There can be no assurance that the results of the clinical trials or manufacturing processes for Intermezzo® will satisfy the regulatory requirements for approval. A failure to meet these requirements would significantly delay or prevent approval of Intermezzo® and seriously harm our ability to generate revenue.

In September 2008, we submitted a New Drug Application, or NDA, to the FDA for Intermezzo® which was accepted for filing on December 15, 2008. On October 28, 2009, we received a Complete Response Letter from the FDA formally responding to our Intermezzo® NDA. The Complete Response Letter indicated that the FDA did not believe we adequately demonstrated that Intermezzo® could reliably be used safely. The NDA was therefore not approved.

In the Complete Response Letter, the FDA noted that we are seeking to gain approval of Intermezzo® in a unique insomnia indication for which safety has not previously been established, specifically, the as needed treatment for difficulty returning to sleep after a middle of the night awakening. The FDA’s Complete Response Letter noted that data presented in the Intermezzo® NDA indicated no significant residual effects four hours after dosing, as measured by both the Digit Symbol Substitution Test, a commonly used test to measure the impairment of patients taking sedative hypnotics, and next day patient questionnaires. However, the FDA requested additional data demonstrating that Intermezzo®, when taken as directed in the middle of the night, would not present an unacceptable risk of residual effects, with particular reference to a patient’s ability to drive the next morning.

The FDA also expressed two concerns in the Complete Response Letter regarding the possibility of patient dosing errors in the middle of the night that could lead to next day residual effects, with particular reference to next day driving ability. Specifically, the FDA asked us to address methods to avoid inadvertent dosing with less than four hours of bedtime remaining, and inadvertent re-dosing of Intermezzo® in a single night.

We do not yet definitively know what specific steps we can take in support of FDA approval of the NDA. We plan to meet with the FDA to discuss the FDA’s concerns in greater detail in an effort to gain understanding as to what achievable steps, if any, can be taken in support of the NDA. We believe such steps may include additional safety studies focused on next day driving ability after dosing of Intermezzo® in a manner consistent with the proposed label. The risk of designing and conducting studies of a drug’s residual effects on a study subject’s ability to drive is heightened by the fact that such studies have not typically been required for FDA approval of a new sleep agent. Additional studies in support of the NDA, if required, may also or alternatively include studies to assess other measurements of drug safety.

We also need to determine how best to demonstrate to the FDA that Intermezzo® would be used in a manner consistent with the proposed label, which may involve the use of a new presentation of the proposed product that may include new dosing instructions, packaging and/ or dispensing methods for Intermezzo® to maximize the likelihood that Intermezzo® would be taken as directed. Sufficiently demonstrating to the FDA that such new product presentation can adequately minimize patient dosing errors may be difficult or not possible to achieve. Any such new presentation could make Intermezzo® a less attractive commercial product and more costly to produce. There can be no assurance that we will be able to identify a new product presentation that will address the FDA’s concerns regarding inadvertent mis-dosing of Intermezzo® by patients to a degree sufficient to warrant FDA approval of Intermezzo®. If an evaluation of a new product presentation is required in support of FDA approval of Intermezzo®, there also can be no assurance that we will be able to effectively design or carry out such evaluation in a cost-effective manner or at all, or that the FDA will find any data arising from such evaluation to be supportive of our efforts to gain approval for Intermezzo®. The risks associated with designing and conducting such an evaluation of a new product presentation, which may include clinical studies, are heightened by the fact that recognized standards for such evaluations have not been established. We cannot assure you that any such new presentation, if identified or developed, will be cost-effective or easy to manufacture, and if the Intermezzo® NDA is approved after meeting FDA requirements, that such new presentation will not make Intermezzo® a less commercially attractive product.

Additionally, despite the FDA’s statement in the Complete Response Letter finding that we presented substantial evidence of effectiveness of Intermezzo®, there can also be no assurance that the FDA will not come to a different interpretation of our previously submitted clinical trial data, including data from our two pivotal Phase 3 clinical trials that served as the basis for our Intermezzo® NDA, or otherwise alter its view and conclude that Intermezzo® is not sufficiently effective to warrant approval.

Because the FDA has not approved a pharmaceutical product specifically to treat middle of the night awakening, there can be no assurance that the FDA will approve this new indication within the insomnia category, even though the FDA did not raise such a concern in its Complete Response Letter. While we expect to continue our efforts to obtain and to follow FDA guidance in order to obtain approval of Intermezzo®, the FDA may not agree that any new data or trial results we submit will be sufficient to support Intermezzo® approval or may reconsider its guidance, require more clinical trials or otherwise require additional data or studies to justify a new middle of the night awakening indication in the insomnia market.

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

We are seeking approval for Intermezzo® under Section 505(b)(2) of the FFDCA, enacted as part of the Drug Price Competition and Patent Restoration Act of 1984, otherwise known as the Hatch-Waxman Act, which permits applicants to rely in part on clinical and non-clinical data generated by third parties. Specifically, we are relying in part on third party data with respect to zolpidem, which is the active ingredient in Intermezzo® and the previously approved insomnia products Ambien® and Ambien CR®. There can be no assurance that the FDA will not require us to conduct additional non-clinical or clinical studies or otherwise obtain new supplementary data with respect to some or all of the data upon which we may rely prior to approving an Intermezzo® NDA.

Our NDA also relies on prior FDA findings of safety and effectiveness of previously-approved products, and we have made certifications in our NDA under Section 505(b)(2) requirements based on the listed patents in the FDA publication “Approved Drug Products with Therapeutics Equivalence Evaluations,” or the Orange Book, for certain of these referenced products. Currently, there are no unexpired patents for immediate release zolpidem products listed in the Orange Book. In the event that one or more patents is listed in the Orange Book for the referenced product after our submission of additional information in support of our NDA for Intermezzo®, we may also be required to evaluate the applicability of these patents to Intermezzo® and submit additional certifications. A paragraph III certification, stating that a listed patent has not expired, but will expire on a particular date, may delay the approval of Intermezzo® until the expiration of the patent. A paragraph IV certification, stating that a listed patent is invalid, unenforceable, or not infringed by Intermezzo® may require us to notify the patent owner and the holder of the NDA for the referenced product of the existence of the Intermezzo® NDA, and may result in patent litigation against us and the entry of a 30-month stay of FDA ability to issue final approval of the 505(b)(2) NDA for Intermezzo®.

Our success also relies, in part, on obtaining Hatch-Waxman marketing exclusivity in connection with any approval of our NDA for Intermezzo®. Such exclusivity protection would preclude the FDA from approving a marketing application for a duplicate of Intermezzo®, a product candidate that the FDA views as having the same conditions of approval as Intermezzo® (for example, the same indication, the same route of delivery and/or other conditions of use), or a 505(b)(2) NDA submitted to the FDA with Intermezzo® as the reference product, for a period of three years from the date of Intermezzo® approval, although the FDA may accept and commence review of such applications. This form of exclusivity may not prevent FDA approval of an NDA that relies only on its own data to support the change or innovation. Similarly, if, prior to approval of the Intermezzo® NDA, another company obtains approval for a product candidate under, in the view of the FDA, the same conditions of approval that we are seeking for Intermezzo®, Intermezzo® could be blocked until the other company’s three-year Hatch-Waxman marketing exclusivity expires.

We are dependent upon the efforts of Purdue for commercializing Intermezzo® in the United States, and will be dependent on the efforts of other collaboration partners if we enter into additional strategic collaborations outside the United States.

The success of sales of Intermezzo® in the United States will be dependent on the ability of Purdue to successfully launch and commercialize Intermezzo®, if approved by the FDA, pursuant to the Collaboration Agreement we signed in July of 2009. The terms of the Collaboration Agreement provide that Purdue has the ability to terminate such arrangement without regard to the reason at any time upon 180 days notice and within 10 business days after review of documentation we receive from the FDA in connection with any approval of Intermezzo® in the United States. Thus, for example, even if the measures taken to address FDA concerns on the safety of Intermezzo® are successful to obtain FDA approval, Purdue may determine that such measures, or the outcome of any clinical trials from such measures, have made Intermezzo® a less attractive commercial product for Purdue and terminate our collaboration. If the Collaboration Agreement is terminated, our business and our ability to generate revenue from sales of Intermezzo® will be substantially harmed and we will be required to develop our own sales and marketing organization or enter into another strategic collaboration in order to commercialize Intermezzo® in the United States. Such efforts may not be successful and, even if successful, would require substantial time and resources to carry out.

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

We have no current source of product revenue. We have a limited operating history and have not yet commercialized any products. We had cash, cash equivalents and marketable securities of $93.0 million at September 30, 2009. We expect our negative cash flows from operations to continue for the foreseeable future as we determine and undertake activities to support the planned resubmission of the Intermezzo® NDA, pursue the regulatory approval and commercialization of Intermezzo® internationally and develop other product candidates. We do not know how long it will take to obtain regulatory approval of Intermezzo®, or if such approval is obtainable. We also expect negative cash flows beyond any potential regulatory approval and product launch of Intermezzo®. As a result, we will need to generate significant revenues to pay these costs and achieve profitability. We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to gain regulatory approval of Intermezzo® and generate revenues from the sale of our products and from our existing and potential future collaborations.

If the timing of potential product approval and launch is significantly delayed as a result of FDA or other regulatory approval delays, the Collaboration Agreement with Purdue is terminated or other factors arise, our cash, cash equivalents and marketable securities may prove insufficient to fund our operations through the commercial launch of Intermezzo®. Further, the development and potential regulatory approval of additional product candidates will likely require additional funding which may not be available at and as of the time needed on commercially reasonable terms, if at all.

We currently believe that our available cash, cash equivalents and marketable securities and interest income will be sufficient to fund our anticipated levels of operations through at least the end of 2010. However, our future capital requirements will depend on many factors, including:

•	the success of our ability to obtain FDA approval of Intermezzo® and to develop and commercialize Intermezzo®;

•	the scope and results of our efforts to respond to the Complete Response Letter received by the FDA on the Intermezzo® NDA, including the cost, timing and results of any additional studies;

•	advancement of other product candidates into development;

•	potential acquisition or in-licensing of other products or technologies;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of development and manufacturing activities;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

•	our ability to establish and maintain additional collaborative arrangements.

Additional financing may not be available to us when we need it or it may not be available on favorable terms. If we are unable to obtain adequate financing on a timely basis, we may be required to significantly curtail one or more of our development, licensing or acquisition programs. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own. If we raise additional funds by issuing equity securities, our then-existing stockholders will experience dilution and the terms of any new equity securities may have preferences over our common stock.

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

Even if we receive regulatory approvals for the commercial sale of Intermezzo® or our other product candidates, the commercial success of these product candidates will depend upon, among other things, acceptance by physicians and patients. Market acceptance of, and demand for, any product that we develop and that are commercialized by us or our collaboration partner will depend on many factors, including:

•	the ability to provide acceptable evidence of safety and efficacy of Intermezzo® or future products for their respective indications;

•	the ease of use of Intermezzo®;

•	the existence of generic or branded competition for Intermezzo®;

•	the ability to obtain adequate pricing and sufficient insurance coverage and reimbursement;

•	the availability, relative cost and relative efficacy and safety of alternative and competing treatments;

•	the effectiveness of our or a collaboration partner’s sales, marketing and distribution strategies; and

•	the ability to produce commercial quantities sufficient to meet demand.

If Intermezzo® or our other product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business.

We will face substantial competition from large companies with established products.

We plan to seek approval of Intermezzo® for use as needed for the treatment of insomnia when a middle of the night awakening is followed by difficulty returning to sleep, an indication that we believe represents an opportunity in the broader insomnia therapeutic market. The insomnia market is large, deeply commercialized and characterized by intense competition among large, established pharmaceutical companies with well funded and staffed sales and marketing organizations and far greater name recognition than us or our collaboration partner.

If Intermezzo® receives marketing approval, it will compete in this large market against well-established branded products with significant advertising support, as well as with generic competitors selling zolpidem and other sleep aids at a fraction of the price at which we or our collaboration partner will most likely seek to sell Intermezzo®.

We believe that if Intermezzo® is approved on a timely basis, and with the label we have requested from the FDA, it will be the first sleep aid approved by the FDA specifically for use in the middle of the night when patients awaken and have difficulty returning to sleep. However, currently marketed seven to eight hour therapeutics can also treat this condition when used to deliver a prophylactic dose at the beginning of the night. The most directly competitive currently-marketed products in the United States are Ambien® and Ambien CR®, marketed by Sanofi-Aventis, and the multiple generic manufacturers of zolpidem. Zolpidem, in both its branded and generic forms, is the most widely-prescribed drug in the United States for treatment of insomnia. Additionally, Lunesta®, marketed by Dainippon-Sumitomo Pharma can similarly treat middle of the night awakenings by providing a prophylactic dose at bed-time in order to avoid a middle of the night awakening, and short duration products such as Sonata, which utilizes the active ingredient zaleplon and marketed by King Pharmaceuticals, Inc., have been used off-label for the as-needed treatment of middle of the night awakenings. Other drugs, such as the antidepressant generic trazadone, are also widely prescribed off-label for the treatment of insomnia.

Other companies may develop products to compete with Intermezzo®.

We are aware of several products currently in development which may compete with Intermezzo®. Neurocrine Biosciences received an approvable letter, pending additional clinical and pre-clinical studies, from the FDA for its product candidate, indiplon, proposed to be used for sleep initiation and middle of the night dosing. Sanofi-Aventis is seeking FDA approval for Ciltyri®, a non-sedating product candidate focused on sleep maintenance in connection with which it recently received a Complete Response Letter from the FDA. There are many other companies working to develop new products and other therapies to treat insomnia, including but not limited to Orexo AB, NovaDel Pharma, Inc., Alexza Pharmaceuticals, Eli Lilly and Company, GlaxoSmithKline in conjunction with Actelion Ltd., and Somnus Therapeutics. Several of these compounds are already marketed for other indications, and some, including ZolpimistTM, an orally administered spray for which NovaDel Pharma, Inc. received marketing approval from the FDA in December 2008, and EdluarTM, a sublingual tablet for which Orexo received marketing approval from the FDA in March 2009, use zolpidem as the active pharmaceutical ingredient and are formulated for the purported absorption of zolpidem across the tissues of the mouth. NovaDel Pharma, Inc. also recently announced that it commenced development of a low-dose version of Zolpimist™ for the treatment of middle-of-the-night awakenings with the intent to enter such product candidate into clinical trials, and Somnus Therapeutics has indicated that it is similarly targeting treatment of middle of the night awakenings with development of its controlled-release zaleplon formulation, SKP-1041. Additionally, Somaxon Pharmaceuticals, Inc. is developing Silenor, which it stated has the potential to be the first non-scheduled prescription sleep aid approved for the treatment of “the most commonly reported nighttime symptoms of insomnia: waking frequently during the night (sleep maintenance) and waking too early and being unable to return to sleep,” and in connection with which it expects an action letter from the FDA in December 2009. Furthermore, new developments, including the development of other drug technologies and methods of treating conditions, occur in the biopharmaceutical industry at a rapid pace. Any of these developments may negatively affect the commercial prospects of Intermezzo®.

Many potential competitors, either alone or together with their partners, have substantially greater financial resources, research and development programs, clinical trial and regulatory experience, expertise in prosecution of intellectual property rights, and manufacturing, distribution and sales and marketing capabilities than us or our collaboration partner. As a result of these factors, these competitors may:

•	develop product candidates and market products that are less expensive, safer, more effective or easier to use than our current product candidates and contemplated future products;

•	commercialize competing products before Intermezzo® or other product candidates can be launched;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic collaborations; and

•	take advantage of acquisition or other opportunities more readily than us or our collaboration partner.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that the product candidate is both safe and effective for use in each target indication. The results obtained in completed clinical trials and non-clinical studies may not be predictive of results from ongoing or future trials.

Our trial results may be negatively affected by factors that had not been fully anticipated prior to commencement of the trial. Such trials may fail to demonstrate efficacy in the treatment of the intended disorder or may fail to demonstrate that a product candidate is safe when used as directed or even when misused. Although we design our clinical trial protocols to address known factors that may negatively affect results, there can be no assurance that protocol designs will be adequate or that factors that we may or may not be aware of or anticipate will not have a negative effect on the results of our clinical trials. Once a study has commenced, we may voluntarily suspend or terminate the study if at any time we believe that there is an unacceptable safety risk to patients. Clinical trials in other indications or in different or progressively larger patient populations could reveal more frequent, more severe or additional side effects that were not seen in earlier studies. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities stopping further development of or denying approval of our product candidates. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial, modify our regulatory strategy or even discontinue development of one or more of our product candidates.

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

The potential commercial success of Intermezzo® depends on patents that may issue in connection with two families of patent applications that we have pending with the U.S. Patent and Trademark Office, or USPTO, each family covering, respectively, certain formulations and/or methods of use of zolpidem. We received a notice from the USPTO that the USPTO has allowed one patent covering the formulation of Intermezzo®, a significant step toward patent issuance. In addition, we have pending certain foreign equivalent patent applications with respect to formulations and manufacture of zolpidem for use in treatment of middle of the night awakening, as well as applications covering combinations and methods of use of ondansetron in conjunction with atypical antipsychotic drugs. There can be no assurance that our pending patent applications, allowed patent, those applications we may file in the future, or those applications we may license from third parties, will result in patents being issued in a timely manner, or at all. Even if patents issue, the claims in such patents may not issue in a form that will be advantageous to us, may not encompass Intermezzo® or our other product candidates and their unique features, and may not provide us with proprietary protection or competitive advantages. For instance, competitors may be able to engineer around our formulation patent applications with alternate formulations that deliver therapeutic effects similar to potential products covered by our zolpidem formulation patent applications. Other drug companies may also be able to develop generic versions of our products if we are unable to maintain our proprietary rights. For example, generic drug makers may attempt to introduce generic low dose zolpidem products similar to our products immediately after the expiration of Hatch-Waxman marketing exclusivity and prior to the expiration of patents that may be issued relating to Intermezzo®. Furthermore, among other limitations, the method of use patent applications that have been filed to encompass Intermezzo® are limited in scope to certain uses of zolpidem, so potential competitors could develop similar products using active pharmaceutical ingredients other than zolpidem. Any patents that have been allowed, we have obtained or do obtain may be challenged by re-examination, opposition, or other administrative proceeding, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid.

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

Anti-takeover provisions in our Collaboration Agreement with Purdue, in our charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by stockholders to replace or remove management.

Provisions in our Collaboration Agreement with Purdue, certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include an agreement with Purdue that prevents Purdue from acquiring above a certain percentage of our stock and engaging in certain other activities that may lead to an acquisition of our company. Such provisions in our charter documents include a classified board of directors, a prohibition on actions by written consent of stockholders and the ability of the board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by stockholders to replace or remove the then-current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

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

Our executive officers, directors and their affiliates beneficially own or control approximately 52% of the outstanding shares of our common stock as of September 30, 2009. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit the other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

10.1*	United States License and Collaboration Agreement by and between Transcept Pharmaceuticals, Inc. and Purdue Pharmaceutical Products L.P. dated July 31, 2009

10.2*	Letter Agreement by and between Transcept Pharmaceuticals, Inc. and Purdue Pharmaceutical Products L.P. dated July 31, 2009

10.3*	Letter Agreement by and between Transcept Pharmaceuticals, Inc. and LP Clover Limited dated July 31, 2009

10.4	Amendment #2 to Patheon Manufacturing Services Agreement dated July 29, 2009

10.5	Amendment #1 to Supply Agreement by and between Pivot Acquisition, Inc. and SPI Pharma, Inc dated July 30, 2009

10.6*	Amendment #2 to Supply Agreement by and between Pivot Acquisition, Inc. and SPI Pharma, Inc dated July 30, 2009

10.7*	First Amendment Plantex Supply Agreement dated July 31, 2009

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the first Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

(2)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(3)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.
*	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 16th day of November 2009.

Transcept Pharmaceuticals, Inc.

/s/ THOMAS P. SOLOWAY
Thomas P. Soloway Senior Vice President, Operations and Chief Financial Officer (Principal Financial Officer)

Exhibits:

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

10.1*	United States License and Collaboration Agreement by and between Transcept Pharmaceuticals, Inc. and Purdue Pharmaceutical Products L.P. dated July 31, 2009

10.2*	Letter Agreement by and between Transcept Pharmaceuticals, Inc. and Purdue Pharmaceutical Products L.P. dated July 31, 2009

10.3*	Letter Agreement by and between Transcept Pharmaceuticals, Inc. and LP Clover Limited dated July 31, 2009

10.4	Amendment #2 to Patheon Manufacturing Services Agreement dated July 29, 2009

10.5	Amendment #1 to Supply Agreement by and between Pivot Acquisition, Inc. and SPI Pharma, Inc dated July 30, 2009

10.6*	Amendment #2 to Supply Agreement by and between Pivot Acquisition, Inc. and SPI Pharma, Inc dated July 30, 2009

10.7*	First Amendment Plantex Supply Agreement dated July 31, 2009

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the first Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(2)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(3)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.
*	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.