Form 10-Q
period 2010-03-31
Transcept Pharmaceuticals Inc
filed 2010-05-14
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 12, 2010, 13,413,391 shares of our common stock, $0.001 par value, were outstanding.

Index to Financial Statements

Transcept Pharmaceuticals, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$5,070	$17,031
Marketable securities	78,006	71,871
Prepaid and other current assets	1,602	1,276
Restricted cash	200	200

Total current assets	84,878	90,378
Property and equipment, net	923	1,052
Goodwill	2,962	2,962
Other assets	826	826

Total assets	$89,589	$95,218

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$862	$728
Accrued liabilities	1,272	2,383
Deferred revenue, current portion	12,500	12,500
Other current liabilities	477	474

Total current liabilities	15,111	16,085
Deferred revenue, non-current portion	4,167	7,292
Other non-current liabilities	643	770

Total liabilities	19,921	24,147
Stockholders’ equity:
Common stock	13	13
Additional paid-in capital	158,386	157,930
Accumulated deficit	(88,753)	(86,911)
Accumulated other comprehensive income	22	39

Total stockholders’ equity	69,668	71,071

Total liabilities and stockholders’ equity	$89,589	$95,218

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
License fee revenue	$3,125	$—

Operating expenses:
Research and development	2,360	2,222
General and administrative	2,604	4,214
Merger related transaction costs	—	2,224

Total operating expenses	4,964	8,660

Loss from operations	(1,839)	(8,660)
Interest income	44	88
Interest expense	(3)	(166)
Other income (expense), net	(44)	200

Net loss	$(1,842)	$(8,538)

Basic and diluted net loss per share	$(0.14)	$(0.95)

Weighted average shares outstanding	13,392	9,003

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(1,842)	$(8,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129	130
Stock-based compensation	437	218
Amortization of loan costs	—	28
Amortization of discount (warrants) on debt	—	47
Amortization of lease liability	(103)	(39)
Remeasurement of preferred stock warrants	—	(200)
Loss on disposals of fixed assets	2	7
Amortization of premiums on available for sale securities	451	89
Changes in operating assets and liabilities:
Prepaid and other current assets	(326)	(149)
Other assets	—	(18)
Accounts payable	134	739
Accrued liabilities	(1,122)	(338)
Deferred revenue	(3,125)	—
Deferred rent	(2)	6

Net cash used in operating activities	(5,367)	(8,018)

Investing activities
Purchases of property and equipment, net	(2)	(152)
Purchases of marketable securities	(34,353)	(13,133)
Maturities and sales of marketable securities	27,750	7,250
Cash and cash equivalents received from the Merger	—	47,987

Net cash (used in) provided by investing activities	(6,605)	41,952

Financing Activities
Payments on long-term debt	—	(3,353)
Proceeds from issuance of common stock, net	11	26

Net cash provided by (used in) financing activities	11	(3,327)
Net (decrease) increase in cash and cash equivalents	(11,961)	30,607
Cash and cash equivalents at beginning of period	17,031	4,432

Cash and cash equivalents at end of period	$5,070	$35,039

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Transcept Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the field of neuroscience. The most advanced product candidate is Intermezzo® (zolpidem tartrate sublingual tablet), for which a New Drug Application (“NDA”) was submitted to the U.S. Food and Drug Administration (“FDA”) in September 2008 seeking approval as a prescription sleep aid for use in the middle of the night at the time a patient awakens and has difficulty returning to sleep. In October 2009, the Company received a Complete Response Letter from the FDA on the Intermezzo® NDA and is working to respond to issues raised in the letter. The Company operates in one business segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying condensed consolidated balance sheet at December 31, 2009 has been derived from our audited financial statements at that date. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010 or for any other interim period or any other future year.

The accompanying unaudited condensed consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the United States Securities and Exchange Commission on March 30, 2010.

Need to Raise Additional Capital

As of March 31, 2010, the Company had cash, cash equivalents and marketable securities of $83.1 million, working capital of $69.8 million, and an accumulated deficit of approximately $88.8 million. Management expects to continue to incur additional losses in the foreseeable future as the Company continues its research and development activities and prepares for the potential commercialization of Intermezzo®. Management believes that cash, cash equivalents and marketable securities balances on hand at March 31, 2010 will be sufficient to fund planned expenditures for at least the next twelve months. Management recognizes the potential need to raise additional funds in the future. There can be no assurance that the Company will be successful in consummating any such financing transaction, or if the Company does consummate such a transaction, that the terms and conditions of such transaction will be favorable. Any failure to obtain additional funding may have a material negative effect on the Company and will likely result in a substantial reduction in the scope of the Company’s operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates. Management makes estimates when preparing the financial statements including those relating to revenue recognition, clinical trials, and stock-based compensation.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the results of operations of Transcept Pharmaceuticals, Inc. and its wholly-owned subsidiary, Transcept Pharma, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

For each source of revenue, the Company complies with the above revenue recognition criteria in the following manner:

•

Up-front license payments are assessed to determine whether or not the licensee is able to obtain any stand-alone value from the license. Where this is not the case, the Company does not consider the license deliverable to be a separate unit of accounting, and the revenue is deferred with revenue recognition for the license fee assessed in conjunction with the other deliverables that constitute the combined unit of accounting. When the period of deferral cannot be specifically identified from the agreement, management estimates the period based upon provisions contained within the agreement and other relevant facts. The Company periodically reviews the estimated involvement period, which could impact the deferral period and, therefore, the timing and the amount of revenue recognized. It is possible that future adjustments will be made if actual conditions differ from the Company’s current plan and involvement assumptions.

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718 Compensation – Stock Compensation (“ASC Topic 718”) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment). ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. Additionally, the Company is required to include an estimate of the number of awards that will be forfeited in calculating compensation costs, which are recognized over the requisite service period of the awards on a straight-line basis.

During the three-month periods ended March 31, 2010 and 2009, the Company recorded employee share-based compensation costs of $437,000 and $210,000, respectively, in accordance with the provisions of ASC Topic 718. No related tax benefits of share-based compensation costs have been recognized since the Company’s inception.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees (formerly Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services), using a fair-value approach. The equity instruments, consisting of stock options and warrants granted to lenders and consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the term of the related financing or the period over which services are received.

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

Recently Adopted Accounting Standards

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting. These amendments did not have an impact on the consolidated financial results as this guidance relates only to additional disclosures. See Note 3, “Fair Value” for further information. In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. These changes will be effective January 1, 2011 and are not expected to have an impact on the consolidated financial results as this guidance only relates to additional disclosures.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In September 2009, the FASB Emerging Issues Task Force reached a consensus on ASC Update 2009-13 (“Topic 605-25”), Multiple-Deliverable Revenue Arrangements, or (“ASC Update 2009-13”). ASC Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC Topic 605-25. ASC Update 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASC Update 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. As a result, ASC Update 2009-13 will be effective for the Company no later than the first quarter of fiscal year 2011. The Company is currently evaluating the impact of adopting this ASC Update 2009-13 on its financial position and results of operations.

2. Results of Operations

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of vested shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common securities, including options, warrants and common stock subject to repurchase. For all periods presented in this report, stock options, warrants and common stock subject to repurchase were not included in the computation of diluted net loss per share because such inclusion would have had an antidilutive effect.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2010	2009
Numerator:
Net loss	$(1,842)	$(8,538)

Denominator:
Weighted average shares outstanding	13,412	9,055
Less: Weighted average shares subject to repurchase	(20)	(52)

Denominator for basic and diluted net loss per share	13,392	9,003

Basic and diluted net loss per share	$(0.14)	$(0.95)

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following outstanding shares subject to options and warrants to purchase common stock and common stock subject to repurchase were antidilutive due to a net loss in the periods presented and, therefore, were excluded from dilutive securities computation as of the periods indicated below (in thousands):

	March 31,
	2010	2009
Excluded potentially dilutive securities (1):
Shares subject to options to purchase common stock	2,357	2,025
Shares subject to warrants to purchase common stock	156	156
Common stock subject to repurchase	18	47

Total	2,531	2,228

(1)	The number of shares is based on maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized gains (losses) on available-for-sale securities. Total comprehensive income (loss) for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three months ended March 31,
	2010	2009
Net loss	$(1,842)	$(8,538)
Changes in unrealized gain (loss) on marketable securities	(17)	8

Comprehensive net income (loss)	$(1,859)	$(8,530)

3. Fair Value

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

•

Level 3 - Unobservable inputs (i.e., inputs that reflect the reporting entity’s own assumptions about the assumptions that market participants would use in estimating the fair value of an asset or liability) are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In accordance with ASC Topic 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200	$200	$—	$—
Money market funds	4,018	4,018	—	—
U.S. Treasury securities	78,006	—	78,006	—

	$82,224	$4,218	$78,006	$—

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200	$200	$—	$—
Money market funds	16,228	16,228	—	—
U.S. Treasury securities	71,871	—	71,871	—

	$88,299	$16,428	$71,871	$—

No other assets or liabilities were carried at fair value as of March 31, 2010.

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. There were no transfers of assets between different fair-value levels during the periods presented.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4. Cash, Cash Equivalents, and Marketable Securities

The following is a summary of cash, cash equivalents, restricted cash, and short-term marketable securities as of the respective dates (in thousands):

	March 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$1,052	$—	$—	$1,052
Certificates of deposit	200	—	—	200
Money market funds	4,018	—	—	4,018
U.S. Treasury securities	77,985	21	—	78,006

	$83,255	$21	$—	$83,276

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$803	$—	$—	$803
Certificates of deposit	200	—	—	200
Money market funds	16,228	—	—	16,228
U.S. Treasury securities	71,832	39	—	71,871

	$89,063	$39	$—	$89,102

There were no sales of available-for-sale marketable securities during the first three months of 2010 or 2009. The amortized cost and estimated fair value of available-for-sale marketable securities at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Cost	Fair value	Cost	Fair value
Cash and cash equivalents	$5,070	$5,070	$17,031	$17,031
Marketable securities	77,985	78,006	71,832	71,871
Restricted cash	200	200	200	200

	$83,255	$83,276	$89,063	$89,102

All of the Company’s marketable securities at March 31, 2010 had a contractual maturity of one year or less.

5. Collaboration Agreement

On July 31, 2009, the Company signed the United States License and Collaboration Agreement (“Collaboration Agreement”) with Purdue Pharmaceutical Products L.P. (“Purdue”) that provides an exclusive license to Purdue to commercialize Intermezzo® in the United States and pursuant to which:

•	On August 4, 2009, Purdue paid the Company a $25.0 million non-refundable license fee;

•	The Company is obligated to seek FDA approval of Intermezzo® and to continue development of Intermezzo® at its expense until FDA approval; and

•	If Purdue does not elect to terminate the collaboration after its review of an FDA approval of Intermezzo®, or otherwise:

•

Purdue is obligated to pay the Company an amount equal to $30.0 million, less $2.0 million for each 30-day period that the Company’s receipt of an NDA approval for Intermezzo® is delayed beyond June 30, 2010;

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The Company is recognizing revenue from the $25.0 million non-refundable license fee ratably over an estimated 24-month period starting August 1, 2009 and ending on July 31, 2011. This period represents the estimated period for which it has significant participatory obligations under the Collaboration Agreement. The revenue recognized in connection with the license fee during the three months ended March 31, 2010 was $3.1 million.

6. Restructuring

In August 2009, the Company implemented a reduction of approximately 30% of the Company’s workforce. The reduction plan carried out a realignment of the Company’s workforce and operations after a reassessment of the Company’s development activities and corporate objectives in connection with the Company’s entry into the Collaboration Agreement described in Note 5 above. The Company substantially completed the reduction plan at December 31, 2009. Employees subject to the workforce reduction plan were eligible for one-time severance benefits that included severance pay of approximately $511,000 in total and one year accelerated vesting on outstanding options upon signing a separation and release agreement with the Company. Further, the affected employees were given the choice to extend the exercise period of their options to one year following termination. Total expense related to the modification of these stock option awards is expected to be approximately $79,000.

Additionally, the Company recorded a charge of approximately $309,000 related to the fair value of the remaining lease payments on 12,257 square feet of surplus general office space in Point Richmond, California. This liability will be amortized over the remaining life of the lease, which expires on May 31, 2013.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company records restructuring activities in accordance with ASC topic 420 Exit or Disposal Cost Obligations (formerly SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.). The following tables summarize the charges recorded during the three months ended March 31, 2010 related to the restructuring plan by type of activity (no such charges were recorded in the comparable prior year period) (in thousands):

	Severance benefits	Stock option modification	Contract termination costs	Total
Three months ended March 31, 2010
Research and development	$—	$—	$—	$—
General and administrative	13	6	—	19

	$13	$6	$—	$19

Cumulative costs through March 31, 2010
Research and development	$205	$24	$—	$229
General and administrative	285	47	309	641

	$490	$71	$309	$870

Since the inception of its restructuring plan through March 31, 2010, the Company has incurred approximately $490,000 of the estimated $511,000 of severance benefits expected to be incurred.

Severance benefits
(‘000)
Restructuring reserves as of January 1, 2009	$—
Expense	477
Payments	(361)

Restructuring reserves as of December 31, 2009	116
Expense	13
Payments	(5)

Restructuring reserves as of March 31, 2010	$124

The severance benefit liability is included in accrued liabilities while the contract termination costs are included in lease liabilities included in other liabilities on the balance sheet.

7. Commitments and Contingencies

Legal proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company is not currently involved in any material legal proceedings.

SPI Pharmaceuticals, Inc., the sole supplier of Pharmaburst®, a key excipient used in Intermezzo®, is the defendant in a lawsuit brought by Roquette Frères, or Roquette, in the Federal District Court of Delaware on August 31, 2006 that alleges that certain of SPI’s products infringe one or more claims of a Roquette patent and seeks monetary damages and injunctive relief. The Company has not been named in, and is not a party to, the lawsuit. Although not specifically identified in the original complaint, press releases have indicated that Pharmaburst® products are among the accused products. SPI has informed the Company that Roquette’s patent rights are not infringed by Pharmaburst® and that they intend to defend their rights vigorously. Because Pharmaburst® is a key excipient in Intermezzo®, the interruption of supply of Pharmaburst® through an injunction could materially harm the Company’s ability to supply Intermezzo® and its business. SPI has agreed to indemnify the Company against certain damages related to any such infringement suit under the terms of its agreement with SPI.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. Transcept Pharmaceuticals, Inc., or Transcept, intends that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and actual Transcept results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•

expectations regarding plans to conduct a highway driving study and modify the Intermezzo® package presentation, and the sufficiency of such plans to support the potential resubmission of a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, for Intermezzo®;

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

•	the potential benefits of, and markets for, Intermezzo® and other product candidates;

•	our plans for the manufacturing of Intermezzo®;

•	potential competitors and competitive products;

•	expectations with respect to our ability to carry out plans to promote Intermezzo® to psychiatrists in the United States through our co-promote option, if exercised, under the Collaboration Agreement;

•	our ability to satisfy liquidity requirements for at least the next twelve months;

•	losses, costs, expenses, expenditures and cash flows, including the period of time over which we expect to recognize the revenue associated with the up-front payment under the Collaboration Agreement;

•	capital requirements and our needs for additional financing;

•	the ability and degree to which we may obtain and maintain market exclusivity from the FDA for Intermezzo® under Section 505(b)(2) of the Federal Food and Drug Cosmetic Act;

•	our ability to obtain and maintain patent protection for Intermezzo® without violating the intellectual property rights of others; and

•	expected future sources of revenue and capital.

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

•	the potential for delays in or the inability to complete commercial partnership relationships, including additional marketing alliances for Intermezzo® outside the United States;

•	positive results in our clinical trials being insufficient to obtain FDA regulatory approval of Intermezzo® or to grant marketing exclusivity for Intermezzo® under Hatch-Waxman;

•	potential termination of the Collaboration Agreement by Purdue;

•	our satisfaction of conditions under the Collaboration Agreement with Purdue required for Purdue to carry out its obligations under such agreement;

•	difficulties or delays in building a sales organization in connection with any exercise of our co-promote option to psychiatrists under the Collaboration Agreement;

•	physician or patient reluctance to use Intermezzo®, if approved;

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

Intermezzo® , Bimucoral®, and Transcept Pharmaceuticals, Inc.TM are registered and unregistered trademarks of ours in the United States and other jurisdictions. Other trademarks and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

Company Overview

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

We submitted a new drug application, or NDA, for Intermezzo® to the U.S. Food and Drug Administration, or FDA, in September 2008. In October 2009, we received a Complete Response Letter from the FDA regarding our NDA indicating that it was not approved.

In the Complete Response Letter, the FDA stated that it believes we had submitted substantial evidence of effectiveness for the use of Intermezzo® for its proposed indication. However, the FDA indicated that the intended use of Intermezzo® in the middle of the night represents a unique insomnia indication and dosing strategy for which safety has not been previously established and that we did not adequately demonstrate that Intermezzo® could reliably be used safely. Our proposed label for Intermezzo® indicates that Intermezzo® should only be taken when patients have at least four hours remaining in bed before being active again. The FDA recognized in the Complete Response Letter that the Intermezzo® data we submitted did not indicate significant next day residual effects at four hours after use. However, the FDA requested additional data demonstrating that Intermezzo® would not present an unacceptable risk of residual effects, with particular reference to next day driving ability. The FDA also expressed two concerns regarding the possibility of patient dosing errors in the middle of the night that could lead to next day residual effects with particular reference to next day driving ability. Specifically, the FDA has asked us to address methods to avoid inadvertent dosing with less than four hours of bedtime remaining, and inadvertent re-dosing in a single night.

Based on communications with the FDA, we plan to conduct a pre-approval highway driving study to assess the effect of Intermezzo® on next morning driving ability beginning at approximately three hours and four hours after dosing Intermezzo® in the middle of the night. As part of our planned resubmitted NDA, we also plan to submit new Intermezzo® bedside, single unit-dose packaging and patient instructions designed to reduce the possibility of inadvertent patient dosing errors.

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

We plan to resubmit the Intermezzo® NDA in the late fourth quarter of 2010 after we generate and analyze additional data from our planned highway driving study. Because our planned resubmission will include additional clinical data, we expect that our resubmitted Intermezzo® NDA will result in a six-month review period at the FDA under the Prescription Drug User Fee Act, or PDUFA.

In July 2009, we entered into the United States License and Collaboration Agreement, or the Collaboration Agreement, with Purdue Pharmaceutical Products, L.P., or Purdue, that provides for an exclusive license to Purdue to commercialize Intermezzo® in the United States and pursuant to which:

•	On August 4, 2009, Purdue paid us a $25.0 million non-refundable license fee;

•	We are obligated to seek FDA approval of Intermezzo® and to continue development of Intermezzo® at our expense until FDA approval; and

•	If Purdue does not elect to terminate our collaboration after its review of an FDA approval of Intermezzo®, or otherwise:

•	Purdue is obligated to pay us an amount equal to $30.0 million, less $2.0 million for each 30-day period that our receipt of an NDA approval for Intermezzo® is delayed beyond June 30, 2010;

•

We are obligated to transfer the Intermezzo® NDA to Purdue and Purdue is obligated to assume the expense associated with maintaining the NDA and further development of Intermezzo® in the United States, including any expense associated with post-approval studies;

•	Purdue is obligated to commercialize Intermezzo® in the United States at its expense;

•	Purdue is obligated to pay us tiered double-digit base royalties on net sales of Intermezzo® in the United States ranging up to the mid-twenty-percent level;

•	Purdue is obligated to pay us $10.0 million if either of two formulation patents is listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book; and

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

Net Loss and Profitability

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including contract manufacturing and clinical trials. As of March 31, 2010, we had an accumulated deficit of $88.8 million. Our net loss for the years ended December 31, 2009, 2008 and 2007 was $21.8 million, $20.0 million and $20.4 million, respectively. Our net loss for the three months ended March 31, 2010 was $1.8 million. As of March 31, 2010, we had cash, cash equivalents, and marketable securities of $83.1 million and working capital of $69.8 million.

Our only source of operating revenue has been our receipt in August 2009 of the $25.0 million non-refundable license fee received pursuant to our Collaboration Agreement with Purdue, which we currently recognize ratably at $3.1 million per quarter over an estimated 24-month period that commenced in August 2009 and ends in July 2011. Our ability to generate additional near term revenue is dependent upon our ability to license the development and commercialization of Intermezzo® outside the United States and the receipt of milestone and royalty payments under our Collaboration Agreement with Purdue, which payments are dependent upon the regulatory approval by the FDA of Intermezzo®.

To achieve profitable operations, Intermezzo® must be successfully developed and commercialized and we may need to identify, develop and commercialize future product candidates.

Financial Operations Overview

Revenue

We recognize revenue from the $25.0 million non-refundable license fee received pursuant to our Collaboration Agreement with Purdue ratably over an estimated 24-month period that commenced in August 2009 and ends in July 2011. This period represents the estimated period for which we have significant participatory obligations under the Collaboration Agreement. The revenue recognized in connection with the license fee during the three months ended March 31, 2010 was $3.1 million.

Research and Development Expenses

Research and development expenses have represented approximately 48% and 26% of total operating expenses for the three months ended March 31, 2010 and 2009, respectively. Research and development costs are expensed as incurred. Research and development expenses consist of expenses incurred in identifying, researching, developing and testing product candidates. These expenses primarily consist of the following:

•	Salaries, benefits, travel and related expense of personnel associated with research and development activities;

•	Fees paid to professional service providers for services related to the conduct and analysis of clinical trials;

•	Contract manufacturing costs for formulations used in clinical trials;

•	Fees paid to consultants related to continued development of Intermezzo®;

•	Laboratory supplies and materials;

•	Depreciation of equipment; and

•	Allocated costs of facilities and infrastructure.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for personnel in executive, marketing, finance and accounting, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and professional fees for legal and accounting services.

In the first half of 2009, we increased spending on our sales and marketing infrastructure, including increased headcount and marketing expenses necessary to prepare for the commercialization of Intermezzo®. Following our entry into the Collaboration Agreement with Purdue, the majority of our sales and marketing activities have been transitioned to Purdue.

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

Other Income (Expense), Net

Other income (expense), net relates to the change in fair value of preferred stock warrants, gains or losses on sales of marketable securities and other miscellaneous items. In connection with our January 2009 merger (under our pre-merger name, Novacea, Inc.) with Transcept Pharmaceuticals, Inc., a privately-held Delaware corporation (which is currently a wholly-owned subsidiary named Transcept Pharma, Inc.), or the Merger, the outstanding preferred stock warrants became outstanding common stock warrants and therefore are no longer treated as a liability requiring remeasurement to fair market value at each balance sheet date.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and 2009

The following table summarizes results of operations with respect to the items set forth below for the three months ended March 31, 2010 and 2009, together with the percentage change in those items (in thousands).

	For the Three Months Ended March 31,
	2010	2009	$ Change	% Change
Revenue	$3,125	$—	$3,125	—
Research and development expenses	2,360	2,222	138	6%
General and administrative expenses	2,604	4,214	(1,610)	(38)%
Merger related transaction costs	—	2,224	(2,224)	—
Interest income	44	88	(44)	(50)%
Interest expense	(3)	(166)	163	98%
Other income (expense), net	(44)	200	(244)	(122)%

Revenue

Revenue for 2010 relates to recognition of a portion of the $25.0 million non-refundable license fee we received from Purdue in connection with our entry into the Collaboration Agreement. We recognize revenue over an estimated 24-month period that commenced in August 2009 and ends in July 2011 as we have continuing participatory obligations under the agreement for the commercialization of Intermezzo®.

Research and Development Expenses

Research and development expenses increased 6% to $2.36 million for the three months ended March 31, 2010 from $2.22 million for the comparable period in 2009. The increase of $0.14 million for the three months ended March 31, 2010 is primarily attributable to expenses associated with alternative packaging designs and the manufacture of materials for the upcoming highway driving study, partially offset by payroll related savings due to the reduction in force implemented in the third and fourth quarters of 2009.

General and Administrative Expenses

General and administrative expenses decreased 38% to $2.60 million for the three months ended March 31, 2010 from $4.21 million for the comparable period in 2009. The approximate $1.61 million decrease for the three months ended March 31, 2010 as compared to March 31, 2009 is attributable to the following:

•

Professional fees, including third party consulting and legal fees decreased by $0.78 million and were primarily attributable to transitioning more of these functions to personnel hired late in the first quarter of 2009;

•	Marketing related expense declined by $0.56 million as Purdue assumed these responsibilities in accordance with the Collaboration Agreement; and

•	Other general and administrative expenses decreased by $0.27 million.

Merger related transaction costs

Merger related transaction costs consisted primarily of $2.0 million in financial and advisory fees and $0.2 million in legal fees incurred in connection with the close of the Merger, in January 2009. There were no comparable costs incurred during the three months ended March 31, 2010.

Interest Income

Interest income decreased 50% to $44,000 for the three months ended March 31, 2010 from $88,000 for the comparable period in 2009. The decrease of approximately $44,000 for the three months ended March 31, 2010 is primarily attributable to changing the mix of investments toward lower risk, lower yield investments.

Interest Expense

Interest expense decreased 98% to $3,000 for the three months ended March 31, 2010 from $166,000 for the comparable period in 2009. The $163,000 decrease for the three months ended March 31, 2010 was primarily attributable to lower average outstanding debt during the 2010 period as compared to the same period in the prior year due to the repayment in full of our debt under a Loan and Security Agreement with Hercules Technology Growth Capital, Inc., or Hercules, during the first quarter of 2009.

Other Income (Expense), Net

Other income (expense), net decreased 122% to expense of $44,000 for the three months ended March 31, 2010 from income of $200,000 for the comparable period in 2009. Other expense for the three months ended March 31, 2010 primarily consisted of an increase in Delaware franchise taxes. Other income for the three months ended March 31, 2009 consisted of a decline in the fair value of warrants for preferred shares which resulted in recording other income.

Liquidity and Capital Resources

At March 31, 2010, we had cash, cash equivalents and marketable securities of $83.1 million.

Sources of Liquidity

From our inception through the completion of the Merger, we financed our operations primarily through private placements of preferred stock, debt financing and interest income. Through March 31, 2010, we received net proceeds of $71.0 million from the sale of preferred stock, all of which was converted to common stock upon completion of the Merger. In January 2009, through the Merger, we acquired an additional $80.9 million in cash, cash equivalents and marketable securities. On August 4, 2009, we received a $25 million non-refundable license fee from Purdue in connection with our entry into the Collaboration Agreement.

In April 2006, we entered into a $10.0 million venture debt facility agreement with Hercules and drew down $4.0 million in May 2006 and $6.0 million in December 2006, against which interest accrued at rates of 10.69% and 10.94%, respectively. Outstanding principal, accrued interest, and unpaid interest under the loan and security agreement became due and payable on certain change-in-control transactions. In conjunction with the Merger and pursuant to an agreement with Hercules, on February 3, 2009 we repaid in full all amounts outstanding related to this loan.

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash used in operating activities	$(5,367)	$(8,018)
Net cash (used in) provided by investing activities	(6,605)	41,952
Net cash provided by (used in) financing activities	11	(3,327)

Operating Activities

Net cash used in operating activities was $5.4 million for the three months ended March 31, 2010, compared to $8.0 million for the three months ended March 31, 2009. Net cash used in operating activities for both periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges and noncash interest expense, as well as net changes in working capital.

Investing Activities

Net cash used in investing activities was $6.6 million for the three months ended March 31, 2010, compared to net cash provided by investing activities of $42.0 million for the three months ended March 31, 2009. Net cash used in investing activities during the first quarter of 2010 was primarily attributable to purchases of marketable securities, net of maturities. $80.9 million of net cash provided by investing activities during the first quarter of 2009 relates to the cash, cash equivalents and marketable securities that came from the Merger. This was partially offset by $38.8 million used in investing activities for the three months ended March 31, 2009 due to purchases of marketable securities, net of sales and maturities, during the period. Uses of cash in investing activities for both periods also included net purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2010 was $11,000, compared to net cash used in financing activities during the three months ended March 31, 2009 of $3.3 million. Net cash provided during the first quarter of 2010 consisted of stock issuances while net cash used during the first quarter of 2009 consisted primarily of debt repayment, as the outstanding debt with Hercules was fully repaid during the first quarter of 2009.

Capital Resources

Based on currently available information, we expect that our cash, cash equivalents, and marketable securities of $83.1 million at March 31, 2010, will be sufficient to satisfy our liquidity requirements for at least the next twelve months. We believe that our investments in cash equivalents and marketable securities are highly rated and highly liquid.

Our future capital requirements will depend on, and could increase significantly as a result of, numerous forward-looking factors, including:

•	the extent to which we develop internally, acquire or in-license new products, technologies or businesses;

•	the rate of progress and cost of our clinical trials, the need to conduct additional clinical trials and other development activities;

•	the costs and timing of regulatory approval in and outside the United States;

•

the costs of establishing or contracting for sales and marketing capabilities if Intermezzo® is approved in the United States and we exercise our option to co-promote Intermezzo®, and potential costs of being required to engage in contracting for replacements for such capabilities if our existing arrangement with Purdue is terminated;

•	the terms and timing of any licensing arrangements that we may establish for Intermezzo® outside the United States;

•	the receipt of milestone payments, if any, from Purdue under the Collaboration Agreement;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the effect of competing technological and market developments.

If, at any time, our prospects for the commercialization of Intermezzo® diminish, we may decide to reduce operating expenses by limiting research and development efforts with respect to other potential product candidates or otherwise reduce our expenses. Alternatively, we may decide to raise funds through public or private financings, collaboration relationships or other arrangements. There can be no assurance that funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Similarly, financing obtained through future collaborations may require us to forego certain commercialization and other rights to our drug candidates. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to successfully pursue our business strategy.

Critical Accounting Policies

There were no changes to our critical accounting policies since we filed our 2009 Annual Report on Form 10-K for the year ended December 31, 2009 with the Securities and Exchange Commission, or SEC. For a description of our critical accounting policies, please refer to our 2009 Annual Report.

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

Our exposure to market risk is confined to cash, cash equivalents and marketable securities which have contractual maturities of eighteen months or less, bear interest rates at fixed rates and are denominated in, and pay interest in, U.S. dollars. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, and fiduciary control of cash and investments. We also seek to achieve income from investments consistent with our investment policy. Investments are classified as available-for-sale. We do not use derivative financial instruments in our investment portfolio. To achieve our goals, we invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying investments among a variety of high credit-quality issuers, including U.S. government agencies, commercial paper, corporate bonds and money market funds. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity, and we regularly review our portfolio against our policy. Our policy was further amended during 2009 to limit investments to U.S. Treasury debt or Securities and Exchange Commission, or SEC, registered money market funds effective September 30, 2009. A hypothetical 100 basis point increase in interest rates would result in an approximate $271,000 decrease in the fair value of our marketable securities at March 31, 2010.

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

(b) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SPI Pharmaceuticals, Inc., the sole supplier of Pharmaburst®, a key excipient used in Intermezzo®, is the defendant in a lawsuit brought by Roquette Frères, or Roquette, in the Federal District Court of Delaware on August 31, 2006 that alleges that certain of SPI’s products infringe one or more claims of a Roquette patent and seeks monetary damages and injunctive relief. We have not been named in, and are not a party to, the lawsuit. Although not specifically identified in the original complaint, press releases have indicated that Pharmaburst® products are among the accused products. SPI has informed us that Roquette’s patent rights are not infringed by Pharmaburst® and that they intend to defend their rights vigorously. Because Pharmaburst® is a key excipient in Intermezzo®, the interruption of supply of Pharmaburst® through an injunction could materially harm our ability to supply Intermezzo® and our business. SPI has agreed to indemnify us against certain damages related to any such infringement suit under the terms of our agreement with SPI.

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

We were founded in January 2001 under our former name Novacea, Inc., and in January 2009 underwent a merger with Transcept Pharmaceuticals, Inc., a privately held company, or TPI, founded in 2002 whose business is currently conducted by us. Our operations to date have been limited to organizing and staffing, acquiring, developing and securing technology and undertaking preclinical studies and clinical trials. We have not yet demonstrated the ability to obtain regulatory approval and manufacture marketed products to the U.S. Food and Drug Administration, or FDA. We have also not demonstrated the ability to meet and adhere to other regulatory standards applicable to an FDA approved product, to conduct sales and marketing activities or to support commercialization efforts of a collaboration partner, such as our collaboration partner in the United States, Purdue Pharmaceutical Products L.P., or Purdue. Consequently, any predictions you make about our future success or viability may not be as accurate as they would be if we had a longer operating history.

Furthermore, our business is not profitable and has incurred losses in each year since the inception of TPI in 2002. Our net loss for the years ended December 31, 2009, 2008 and 2007 was $21.8 million, $20.0 million and $20.4 million, respectively. Our net loss for the three months ended March 31, 2010 was $1.8 million. As of March 31, 2010, we had an accumulated deficit of $88.8 million. We expect to continue to incur losses for the foreseeable future unless Intermezzo® is approved by the FDA and we receive milestone and royalty revenue from our collaboration with Purdue that exceed our expenses. For the foreseeable future, we expect our accumulated deficit to increase as we continue our research, development, regulatory and pre-approval and pre-commercialization efforts with respect to Intermezzo® both in support of our collaboration partner in the United States and potential collaboration partners worldwide, and with respect to other product candidates. If Intermezzo® or our other product candidates do not gain regulatory approval, are not commercialized or do not achieve market acceptance, we may not be able to generate any revenue. We cannot assure you that we will ever be profitable even if Intermezzo® or any other product candidate is commercialized or that we can sustain profitability, even if achieved. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, investors could lose all or part of their investment.

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

We plan to conduct a highway driving study to measure the potential for next day driving impairment from dosing Intermezzo® in the middle of the night with four hours or less remaining in bed. This study is designed to evaluate the effects of Intermezzo® when dosed in a manner that is consistent with the proposed label wherein dosing occurs with at least four hours remaining in bed, and when Intermezzo® is dosed in a manner that is inconsistent with the proposed label with at least three hours remaining in bed. We believe the general risks of study design and execution are heightened by the fact that, to our knowledge, this is the first study of residual effects on driving ability to be conducted in support of FDA approval of a new sleep agent. Therefore, commonly accepted protocols, study endpoints and statistical evaluation methodologies have not been established. Thus, we cannot assure you that our planned study will generate results that will be sufficient to demonstrate the safety of Intermezzo®. Additional studies in support of the NDA, if later determined to be required, may also or alternatively include studies to assess other measurements of drug safety.

We also need to determine how best to demonstrate to the FDA that Intermezzo® would be used in a manner consistent with the proposed label. We have discussed with the FDA our proposed plan to minimize inadvertent dosing errors through our change in packaging from a multi-dose unit package to a bedside, single unit-dose package with revised instructions designed to reduce such dosing errors. We have also discussed with the FDA how to assess the adequacy of the proposed new packaging to address FDA concerns regarding the potential for inadvertent dosing errors. The FDA expressed continuing concern about the risk of inadvertently dosing with less than four hours of time remaining in bed. If an evaluation of a new product presentation is required in support of FDA approval of Intermezzo®, there also can be no assurance that we will be able to effectively design or carry out such an evaluation in a cost-effective manner, or at all, or that the FDA will find any data arising from such an evaluation to be supportive of our efforts to gain approval for Intermezzo®. Accordingly, if the FDA believes that our new single unit-dose package with revised instructions does not adequately reduce inadvertent dosing errors, our planned resubmission of the Intermezzo® NDA could be denied and our business would be materially harmed.

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

We do not know whether future clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be disrupted for a variety of reasons, including difficulties in:

•	addressing issues raised by the FDA or other regulatory authorities regarding safety, design, scope and objectives of clinical studies;

•	recruiting and enrolling patients to participate in a clinical trial;

•	obtaining regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective clinical research organizations and trial sites;

•	manufacturing sufficient quantities of a product candidate; and

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.

A clinical trial may also be suspended or terminated by us or the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or in accordance with our clinical protocols;

•	inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues; and

•	inadequate patient enrollment or lack of adequate funding to continue the clinical trial.

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

The success of sales of Intermezzo® in the United States will be dependent on the ability of Purdue to successfully launch and commercialize Intermezzo®, if approved by the FDA, pursuant to the Collaboration Agreement we entered into in July 2009. The terms of the Collaboration Agreement provide that Purdue has the ability to terminate such arrangement for any reason at any time upon 180 days notice and within 10 business days after review of documentation we receive from the FDA in connection with any approval of Intermezzo® in the United States. Thus, for example, even if the measures taken to address FDA concerns on the safety of Intermezzo® are successful to obtain FDA approval, Purdue may determine that such measures, or the outcome of any clinical trials from such measures, have made Intermezzo® a less attractive commercial product for Purdue and terminate our collaboration. If the Collaboration Agreement is terminated, our business and our ability to generate revenue from sales of Intermezzo® will be substantially harmed and we will be required to develop our own sales and marketing organization or enter into another strategic collaboration in order to commercialize Intermezzo® in the United States. Such efforts may not be successful and, even if successful, would require substantial time and resources to carry out.

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

Our ability to receive any significant revenue from our product candidates covered by a strategic collaboration, such as the Collaboration Agreement with Purdue, will be dependent on the efforts of the collaboration partner and may result in lower levels of income than if we marketed or developed our product candidates entirely on our own. The collaboration partner may not fulfill its obligations or carry out marketing activities for our product candidates as diligently as we would like. We could also become involved in disputes with our partner, which could lead to delays in or termination of commercialization programs and time-consuming and expensive litigation or arbitration. If a collaboration partner terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or marketing our product candidates would be materially and adversely affected.

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

In order to commercialize Intermezzo® or any other product candidates successfully, we must enter into and maintain strategic collaborations to perform, and/or acquire or internally develop a sales, marketing and distribution infrastructure. We have entered into a strategic collaboration for commercialization of Intermezzo® in the United States with Purdue and may develop our own sales force and marketing infrastructure for Intermezzo® to co-promote Intermezzo® to psychiatrists in the United States. However, we have no experience in building a sales and marketing organization. If we exercise our co-promotion option and are unable to develop our own sales, marketing and distribution infrastructure to effectively commercialize Intermezzo®, our ability to generate additional revenue from potential sales of Intermezzo® to psychiatrists would be substantially harmed.

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

We may require substantial additional funding and may need to curtail operations if we are unable to raise capital when needed.

We have no current source of product revenue. We have a limited operating history and have not yet commercialized any products. We had cash, cash equivalents and marketable securities of $83.1 million at March 31, 2010. We expect our negative cash flows from operations to continue for the foreseeable future as we determine and undertake activities to support the planned resubmission of the Intermezzo® NDA, pursue the regulatory approval and commercialization of Intermezzo® internationally and develop other product candidates. We do not know how long it will take to obtain regulatory approval of Intermezzo®, or if such approval is obtainable. We also expect negative cash flows beyond any potential regulatory approval and product launch of Intermezzo®. As a result, we will need to generate significant revenues to pay these costs and achieve profitability. We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to gain regulatory approval of Intermezzo® and generate revenues from the sale of our products and from our existing and potential future collaborations.

If the timing of potential product approval and launch is significantly delayed as a result of FDA or other regulatory approval delays, the Collaboration Agreement with Purdue is terminated or other factors arise, our cash, cash equivalents and marketable securities may prove insufficient to fund our operations through the commercial launch of Intermezzo®. In particular, Purdue may be obligated to pay us a milestone payment if it elects to continue with the Collaboration Agreement after an FDA approval of Intermezzo®. This potential payment would have been $30 million if Intermezzo® approval were to be received before July 31, 2010 and is reduced by $2.0 million for each 30-day period that our receipt of an NDA approval for Intermezzo® is delayed beyond June 30, 2010. Further, the development and potential regulatory approval of additional product candidates will likely require additional funding which may not be available at and as of the time needed on commercially reasonable terms, if at all.

We currently believe that our available cash, cash equivalents and marketable securities and interest income will be sufficient to fund our anticipated levels of operations for at least the next twelve months. However, our future capital requirements will depend on many factors, including:

•	the extent to which we develop internally, acquire or in-license new products, technologies or businesses;

•	the terms and timing of any licensing arrangements that we may establish for Intermezzo® outside the United States;

•	the costs and timing of regulatory approval in and outside the United States;

•	the receipt of milestone payments, if any, from Purdue under the Collaboration Agreement;

•

the costs of establishing or contracting for sales and marketing capabilities if Intermezzo® is approved in the United States and we exercise our option to co-promote Intermezzo®, and potential costs of being required to engage in contracting for replacements for such capabilities if our existing arrangement with Purdue is terminated;

•	the rate of progress and cost of our clinical trials, the need to conduct additional clinical trials and other development activities;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Accordingly, we may require additional funding to continue our operations. If we are unable to obtain adequate financing on a timely basis, we may be required to significantly curtail one or more of our development, licensing or acquisition programs.

Raising additional funds by issuing securities or through licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

Additional financing may not be available to us when we need it or may not be available on favorable terms. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted and the terms of any new equity securities may have preferences over our common stock. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

Additionally, Lunesta® (eszopiclone), marketed by Dainippon-Sumitomo Pharma Co. Ltd. and Rozerem® (ramelteon), marketed by Takeda Pharmaceuticals Company Limited, can similarly treat middle of the night awakenings by providing a prophylactic dose at bed-time in order to avoid a middle of the night awakening, and short duration products such as Sonata®, which utilizes the active ingredient zaleplon and marketed by King Pharmaceuticals, Inc., have been used off-label for the as-needed treatment of middle of the night awakenings. In March 2010, Somaxon Pharmaceuticals, Inc. announced FDA approval of Silenor®, a low dose doxepin formulation intended for use at bedtime, for the treatment of both transient (short term) and chronic (long term) insomnia characterized by difficulty with sleep maintenance in both adults and elderly patients. In clinical trials, Silenor® demonstrated maintenance of sleep into the 7th and 8th hours of the night, with no meaningful evidence of next day residual effects. In March 2010, Somaxon announced that it is focused on seeking a U.S. commercial partnership, building a U.S. commercial presence and preparing to launch Silenor® in the second half of 2010. In January 2010, Vanda Pharmaceuticals Inc. received an orphan drug designation from the FDA for VEC-162 (tasimelteon), a melatonin agonist similar to ramelteon, for treatment of non-24 hour sleep/wake disorder in blind individuals without light perception. Vanda may seek additional broader insomnia indications for this product. Other drugs, such as the antidepressant generic trazodone, are also widely prescribed off-label for the treatment of insomnia.

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

Many potential competitors, either alone or together with their partners, have substantially greater financial resources, research and development programs, clinical trial and regulatory experience, expertise in prosecution of intellectual property rights, and manufacturing, distribution and sales and marketing capabilities than us and our collaboration partner. As a result of these factors, these competitors may:

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

The FDA has also requested that all manufacturers of sedative-hypnotic pharmaceutical products modify their product labeling to include strong language concerning potential risks. These risks include severe allergic reactions and complex sleep-related behaviors, which include sleep-driving. The FDA also recommended that pharmaceutical manufacturers conduct clinical studies to investigate the frequency with which sleep-driving and other complex behaviors occur in association with individual drug products. We have not conducted such studies, and it is unclear how and to what extent, if any, these requests and recommendations will affect Intermezzo® or our other product candidates.

If manufacturers supplying our product candidates fail to produce in the volumes and quality that are required on a timely basis, or to comply with stringent regulations applicable to pharmaceutical manufacturers, there may be delays in the development and commercialization of, or an inability to meet demand for, our products, if any, and we may lose potential revenue.

We do not manufacture Intermezzo®, and we do not plan to develop the capacity to do so. We have a primary manufacturing and supply agreement with Patheon, Inc. to manufacture a commercial supply of Intermezzo®. We also have agreements with Mikart, Inc. to qualify it as a backup commercial supplier of finished product, as well as a backup commercial manufacturer of a key excipient used in the manufacture of Intermezzo®. We currently have arrangements to use Anderson Packaging, Inc. as a primary packager of Intermezzo® and Sharp Corporation to supply sample packaging. We plan to amend our agreements with Anderson and Sharp or enter into packaging and supply agreements with new suppliers as we plan to change the packaging of Intermezzo®. We rely upon SPI Pharma, Inc. as a supplier for certain key excipients contained within Intermezzo®, for one of such excipients, Pharmaburst®, as the sole source, and upon Plantex USA, Inc. as our sole source for a special form of zolpidem tartrate. These agreements have set terms of duration, some of which automatically renew for successive one or three year periods. The first to expire among these agreements, the Packaging and Supply Agreement with Anderson Packaging, Inc., has a term that ends in September of 2011, although such agreement automatically renews for one-year periods thereafter. Purdue is similarly dependent on these manufacturers for the commercial supply of Intermezzo® and has entered into direct agreements with certain of such manufacturers in connection with entry into the Collaboration Agreement that would take effect soon after an FDA approval of Intermezzo® if Purdue elects to continue with our collaboration. Any of the risks that we face with respect to these manufacturers are therefore similarly applicable to Purdue, and the realization of these risks by Purdue would have a significant impact on Purdue commercialization efforts and our ability to generate revenue under the Collaboration Agreement.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Third-party manufacturers and key suppliers may not perform as agreed, may terminate their agreements, or may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments at foreign facilities or financial difficulties. For example, our supplier of zolpidem tartrate with its manufacturing facility in Israel may face geopolitical risk that could prevent it from providing supplies from such facility. Additionally, third-party manufacturers and key suppliers may become subject to claims of infringement of intellectual property rights of others, which could cause them to incur substantial expenses, and, if such claims were successful, could cause them to incur substantial damages or cease production of our products or product components. For example, SPI, the sole supplier of Pharmaburst®, a key excipient used in Intermezzo®, is the defendant in a lawsuit alleging patent infringement that may involve Pharmaburst®. In addition, several of our suppliers have only one facility qualified to supply key components of Intermezzo®, and transferring such supply to an alternate site could take substantial time and resources. Any interruption of supply from such facilities could materially impair our ability to manufacture and generate revenue from Intermezzo®. These manufacturers and suppliers may also choose, or be required, to seek licenses from the claimant, which may not be available on acceptable terms or at all. If these manufacturers or key suppliers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, ability to launch Intermezzo® or any other product candidate, if approved, would be jeopardized. Even if we were able to launch a product, these difficulties could cause increases in the prices we or our collaborators pay for supply of such product and its components which could substantially hinder or prevent commercialization efforts.

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

We are a party to a number of agreements that include technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we hold licenses from SPI relating to key excipients used in the manufacture of Intermezzo®. If we fail to comply with these agreements, the licensor may have the right to terminate the license, in which event we and our collaboration partners would not be able to market products covered by the license, including Intermezzo®.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. The volatility of the market price of our common stock is exacerbated by the low trading volume of our common stock and the high proportion of our shares held by insiders. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Anti-takeover provisions in the Collaboration Agreement with Purdue, in our charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by stockholders to replace or remove management.

Provisions in the Collaboration Agreement with Purdue, certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include an agreement with Purdue that prevents Purdue from acquiring above a certain percentage of our stock and engaging in certain other activities that may lead to an acquisition of our company. Such provisions in our charter documents include a classified board of directors, a prohibition on actions by written consent of stockholders and the ability of the board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by stockholders to replace or remove the then-current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

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

Future sales of our common stock may cause our stock price to decline and impede our ability to raise capital.

Our common stock is closely held and our trading volume is low. Our executive officers, directors and their affiliates beneficially own approximately 57% of our approximately 13.4 million outstanding shares of common stock as of March 31, 2010. Significant portions of these shares are held by a small number of stockholders. In addition, two investors otherwise unaffiliated with us beneficially own an additional approximately 14% of our common stock as of March 31, 2010 based on filings made with the Securities and Exchange Commission, or SEC. The average daily trading volume of shares of our common stock on The NASDAQ Stock Market during the six months ended March 31, 2010 was less than 75,000 shares.

All of our outstanding shares of common stock are freely tradable without restriction or further registration under the federal securities laws, unless held or purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Also, some stockholders affiliated with our directors maintain rights with respect to the registration of the sale of their shares of common stock with the SEC. The shares authorized for issuance under our stock option plans and employee stock purchase plan are registered under the Securities Act and can be freely sold in the public market upon issuance, subject to restrictions imposed on our affiliates under Rule 144.

Sales into the public market by our officers, directors and their affiliates, or other major stockholders, of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

In addition, certain of our directors, executive officers and large stockholders may establish predetermined selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934 for the purpose of effecting sales of common stock.

If any such sales occur, are expected to occur or a large number of our shares are sold in the public market, the trading price of our common stock could decline. Further, any such decline or expectation could impede our ability to raise capital in the future through the sale of equity securities under terms that are favorable to us.

The highly concentrated ownership of our common stock may prevent stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and their affiliates beneficially own or control approximately 57% of the outstanding shares of our common stock as of March 31, 2010. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit the other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

4.5	Amended and Restated Investor Rights Agreement, dated as of February 27, 2007, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.6	Termination Agreement, dated as of January 26, 2009, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the first Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(2)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(3)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of May 2010.

Transcept Pharmaceuticals, Inc.

/s/ THOMAS P. SOLOWAY
Thomas P. Soloway Senior Vice President, Operations and Chief Financial Officer (Principal Financial Officer)

Exhibits:

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

4.5	Amended and Restated Investor Rights Agreement, dated as of February 27, 2007, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.6	Termination Agreement, dated as of January 26, 2009, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the first Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(2)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(3)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.