Form 10-Q
period 2010-06-30
Transcept Pharmaceuticals Inc
filed 2010-08-12
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 10, 2010, 13,437,972 shares of our common stock, $0.001 par value, were outstanding.

Index to Financial Statements

Transcept Pharmaceuticals, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$10,112	$17,031
Marketable securities	68,763	71,871
Prepaid and other current assets	1,291	1,276
Restricted cash	200	200

Total current assets	80,366	90,378
Property and equipment, net	826	1,052
Goodwill	2,962	2,962
Other assets	826	826

Total assets	$84,980	$95,218

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$879	$728
Accrued liabilities	1,399	2,383
Deferred revenue, current portion	12,500	12,500
Other current liabilities	467	474

Total current liabilities	15,245	16,085
Deferred revenue, non-current portion	1,042	7,292
Other non-current liabilities	517	770

Total liabilities	16,804	24,147
Stockholders’ equity:
Common stock	13	13
Additional paid-in capital	158,961	157,930
Accumulated deficit	(90,814)	(86,911)
Accumulated other comprehensive income	16	39

Total stockholders’ equity	68,176	71,071

Total liabilities and stockholders’ equity	$84,980	$95,218

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
License fee revenue	$3,125	$—	$6,250	$—
Operating expense:
Research and development	2,407	2,250	4,767	4,472
General and administrative	2,769	5,019	5,373	9,233
Merger related transaction costs	—	—	—	2,224

Total operating expense	5,176	7,269	10,140	15,929

Loss from operations	(2,051)	(7,269)	(3,890)	(15,929)
Interest income	37	97	81	185
Interest expense	(4)	(5)	(7)	(171)
Other income (expense), net	(43)	64	(87)	264

Net loss	$(2,061)	$(7,113)	$(3,903)	$(15,651)

Basic and diluted net loss per share	$(0.15)	$(0.54)	$(0.29)	$(1.42)

Weighted average shares outstanding	13,402	13,070	13,397	11,048

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net loss	$(3,903)	$(15,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	255	268
Stock-based compensation	914	551
Amortization of loan costs	—	28
Amortization of discount (warrants) on debt	—	47
Amortization of lease liability	(218)	(97)
Remeasurement of preferred stock warrants	—	(200)
Loss on disposals of fixed assets	2	7
Gain on sale of marketable securities	—	(65)
Amortization of premiums on available for sale securities	798	412
Changes in operating assets and liabilities:
Prepaid and other current assets	(15)	40
Other assets	—	(18)
Accounts payable	151	515
Accrued and other liabilities	(1,010)	(1,075)
Deferred revenue	(6,250)	—

Net cash used in operating activities	(9,276)	(15,238)
Investing activities
Purchases of property and equipment, net	(31)	(236)
Purchases of marketable securities	(59,963)	(68,091)
Maturities and sales of marketable securities	62,250	44,581
Cash and cash equivalents received from the Merger	—	47,987

Net cash provided by investing activities	2,256	24,241
Financing Activities
Payments on long-term debt	—	(3,353)
Proceeds from issuance of common stock, net	101	26

Net cash provided by (used in) financing activities	101	(3,327)
Net (decrease) increase in cash and cash equivalents	(6,919)	5,676
Cash and cash equivalents at beginning of period	17,031	4,432

Cash and cash equivalents at end of period	$10,112	$10,108

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Transcept Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the field of neuroscience. The most advanced product candidate is Intermezzo® (zolpidem tartrate sublingual tablet), for which a New Drug Application (“NDA”) was submitted to the U.S. Food and Drug Administration (“FDA”) in September 2008 seeking approval as a prescription sleep aid for use in the middle of the night at the time a patient awakens and has difficulty returning to sleep. In October 2009, the Company received a Complete Response Letter from the FDA on the Intermezzo® NDA and is working to respond to issues raised in the letter. Transcept and Purdue Pharmaceutical Products, L.P. have entered into a collaboration agreement for the development and commercialization of Intermezzo® in the United States. Transcept is also developing TO-2061, an ultra low dose ondansetron adjunctive therapy for patients with obsessive compulsive disorder (“OCD”) who have not adequately responded to treatment with selective serotonin reuptake inhibitors (“SSRIs”). The Company operates in one business segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying condensed consolidated balance sheet at December 31, 2009 has been derived from our audited financial statements at that date. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010 or for any other interim period or any other future year.

The accompanying unaudited condensed consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the United States Securities and Exchange Commission on March 30, 2010.

Need to Raise Additional Capital

As of June 30, 2010, the Company had cash, cash equivalents and marketable securities of $78.9 million, working capital of $65.1 million, and an accumulated deficit of approximately $90.8 million. Management expects to continue to incur additional losses in the foreseeable future as the Company continues its research and development activities and prepares for the potential commercialization of Intermezzo®. Management believes that cash, cash equivalents and marketable securities balances on hand at June 30, 2010 will be sufficient to fund planned expenditures for at least the next twelve months. Management recognizes the potential need to raise additional funds in the future. There can be no assurance that the Company will be successful in consummating any such financing transaction, or if the Company does consummate such a transaction, that the terms and conditions of such transaction will be favorable. Any failure to obtain additional funding may have a material negative effect on the Company and will likely result in a substantial reduction in the scope of the Company’s operations.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The Company recorded employee stock-based compensation costs of $477,000 and $914,000 for the three and six months ended June 30, 2010, respectively, and $286,000 and $497,000 for the three and six months ended June 30, 2009, respectively, in accordance with the provisions of ASC Topic 718. No related tax benefits of stock-based compensation costs have been recognized since the Company’s inception.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(2,061)	$(7,113)	$(3,903)	$(15,651)

Denominator:
Weighted average shares outstanding	13,421	13,119	13,415	11,096
Less: Weighted average shares subject to repurchase	(19)	(49)	(18)	(48)

Denominator for basic and diluted net loss per share	13,402	13,070	13,397	11,048

Basic and diluted net loss per share	$(0.15)	$(0.54)	$(0.29)	$(1.42)

The following outstanding shares subject to options and warrants to purchase common stock and common stock subject to repurchase were antidilutive due to a net loss in the periods presented and, therefore, were excluded from dilutive securities computation as of the dates indicated below (in thousands):

	June 30,
	2010	2009
Excluded potentially dilutive securities (1):
Shares subject to options to purchase common stock	2,367	2,053
Shares subject to warrants to purchase common stock	156	156
Common stock subject to repurchase	13	38

Total	2,536	2,247

(1)	The number of shares is based on maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized gains (losses) on available-for-sale securities. Total comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$(2,061)	$(7,113)	$(3,903)	$(15,651)
Changes in unrealized gain (loss) on marketable securities	(5)	39	(23)	47

Comprehensive net loss	$(2,066)	$(7,074)	$(3,926)	$(15,604)

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In accordance with ASC Topic 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200	$200	$—	$—
Money market funds	9,033	9,033	—	—
U.S. Treasury securities	68,763	—	68,763	—

	$77,996	$9,233	$68,763	$—

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

No other assets or liabilities were carried at fair value as of June 30, 2010.

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. There were no transfers of assets between different fair-value levels during the periods presented.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4. Cash, Cash Equivalents, and Marketable Securities

The following is a summary of cash, cash equivalents, restricted cash, and short-term marketable securities as of the respective dates (in thousands):

	June 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$1,079	$—	$—	$1,079
Certificates of deposit	200	—	—	200
Money market funds	9,033	—	—	9,033
U.S. Treasury securities	68,747	16	—	68,763

	$79,059	$16	$—	$79,075

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$803	$—	$—	$803
Certificates of deposit	200	—	—	200
Money market funds	16,228	—	—	16,228
U.S. Treasury securities	71,832	39	—	71,871

	$89,063	$39	$—	$89,102

There were no sales of available-for-sale marketable securities during the first six months of 2010. During the first six months of 2009, proceeds from the sales of available-for-sale marketable securities totaled $32,080,000 with realized gains of $65,000. The amortized cost and estimated fair value of available-for-sale marketable securities at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Cost	Fair value	Cost	Fair value
Cash and cash equivalents	$10,112	$10,112	$17,031	$17,031
Marketable securities	68,747	68,763	71,832	71,871
Restricted cash	200	200	200	200

	$79,059	$79,075	$89,063	$89,102

All of the Company’s marketable securities at June 30, 2010 had a maturity of one year or less.

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

•

Purdue is potentially obligated to pay the Company up to an additional $80.0 million upon meeting an additional intellectual property milestone and upon the achievement of certain net sales targets for Intermezzo® in the United States.

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

The Company is recognizing revenue from the $25.0 million non-refundable license fee ratably over an estimated 24-month period starting August 1, 2009 and ending on July 31, 2011. This period represents the estimated period for which it has significant participatory obligations under the Collaboration Agreement. The revenue recognized in connection with the license fee during the three months and six months ended June 30, 2010 was $3.1 million and $6.2 million, respectively.

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

Additionally, the Company recorded a charge of approximately $309,000 related to the fair value of the remaining lease payments on 12,257 square feet of surplus general office space in Point Richmond, California. This liability is being amortized over the remaining life of the lease, which expires on May 31, 2011. This expiration date reflects the exercise of the Company’s acceleration option in accordance with the lease.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company records restructuring activities in accordance with ASC Topic 420 Exit or Disposal Cost Obligations (formerly SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.). The following tables summarize the charges recorded during the three and six months ended June 30, 2010 related to the restructuring plan by type of activity (no such charges were recorded in the comparable prior year period) (in thousands):

	Severance benefits	Stock option modification	Contract termination costs	Total
Three months ended June 30, 2010
Research and development	$—	$—	$—	$—
General and administrative	9	4	—	13

	$9	$4	$—	$13

Six months ended June 30, 2010
Research and development	$—	$—	$—	$—
General and administrative	22	10	—	32

	$22	$10	$—	$32

Cumulative costs through June 30, 2010
Research and development	$205	$24	$—	$229
General and administrative	294	51	309	654

	$499	$75	$309	$883

From the inception of its restructuring plan through June 30, 2010, the Company has incurred approximately $499,000 of the estimated $511,000 of severance benefits expected to be incurred.

Severance benefits
(in thousands)
Restructuring reserves as of January 1, 2009	$—
Expense	477
Payments	(361)

Restructuring reserves as of December 31, 2009	116
Expense	13
Payments	(5)

Restructuring reserves as of March 31, 2010	124
Expense	9
Payments	—

Restructuring reserves as of June 30, 2010	$133

The severance benefit liability is included in accrued liabilities while the contract termination costs are included in lease liabilities included in other liabilities on the balance sheet.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

7. Commitments and Contingencies

Legal proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company is not currently involved in any material legal proceedings.

SPI Pharmaceuticals, Inc., the sole supplier of Pharmaburst®, a key excipient used in Intermezzo®, is the defendant in a lawsuit brought by Roquette Frères, or Roquette, in the Federal District Court of Delaware on August 31, 2006 that alleges that certain of SPI’s products infringe one or more claims of a Roquette patent and seeks monetary damages and injunctive relief. The Company has not been named in, and is not a party to, the lawsuit. Although not specifically identified in the original complaint, press releases have indicated that Pharmaburst® products are among the accused products. SPI has informed the Company that Roquette’s patent rights are not infringed by Pharmaburst® and that it intends to defend its rights vigorously. Because Pharmaburst® is a key excipient in Intermezzo®, the interruption of supply of Pharmaburst® through an injunction could materially harm the Company’s ability to supply Intermezzo® and its business. SPI has agreed to indemnify the Company against certain damages related to any such infringement suit under the terms of its agreement with SPI.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. Transcept Pharmaceuticals, Inc., or Transcept, intends that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and actual Transcept results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•

expectations regarding completion of a highway driving study and modification of the Intermezzo® package presentation, and the sufficiency of such steps to support the potential resubmission of a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, for Intermezzo®;

•

expectations regarding our timing for the announcement of data from the Intermezzo® driving study, our ability to resubmit the Intermezzo® NDA, the expected timing of any such resubmission, and the expected timing of FDA review of any such resubmission;

•	expectations with regard to our TO-2061 development program with respect to the anticipated completion of Phase 1 studies and commencement of a Phase 2 study;

•	expectations for the design and power of our planned Phase 2 study of TO-2061 to potentially serve as one of two Phase 3 pivotal studies to be submitted in support of FDA approval;

•	the potential for Intermezzo® to be the first sleep aid approved specifically for use for middle of the night awakenings;

•	expected activities and responsibilities of us and Purdue Pharmaceutical Products L.P., or Purdue, under our United States License and Collaboration Agreement, or the Collaboration Agreement;

•	our potential receipt of revenue under the Collaboration Agreement, including milestone and royalty revenue;

•

the satisfaction of conditions under the Collaboration Agreement with Purdue required for continued commercialization, and the payment of potential milestone payments, royalties and fulfillment of other Purdue obligations under the Collaboration Agreement;

•	whether the FDA approved label for Intermezzo®, if approved, will be sufficiently attractive for Purdue to continue with our collaboration;

•	the potential benefits of, and markets for, Intermezzo® and other product candidates;

•	our plans for the manufacturing of Intermezzo®;

•	potential competitors and competitive products;

•	expectations with respect to our ability to carry out plans to promote Intermezzo® to psychiatrists in the United States through our co-promote option, if exercised, under the Collaboration Agreement;

•	our ability to satisfy liquidity requirements for at least the next twelve months;

•	losses, costs, expenses, expenditures and cash flows, including the period of time over which we expect to recognize the revenue associated with the up-front payment under the Collaboration Agreement;

•	capital requirements and our needs for additional financing;

•	the ability and degree to which we may obtain and maintain market exclusivity from the FDA for Intermezzo® under Section 505(b)(2) of the Federal Food and Drug Cosmetic Act;

•	our ability to obtain and maintain patent protection for Intermezzo® and our TO-2061 program without violating the intellectual property rights of others; and

•	expected future sources of revenue and capital.

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

•	the potential for delays in or the inability to complete commercial partnership relationships, including additional marketing alliances for Intermezzo® outside the United States;

•	results in our clinical trials being insufficient to obtain FDA regulatory approval of Intermezzo® or to grant marketing exclusivity for Intermezzo® under Hatch-Waxman;

•	potential termination of the Collaboration Agreement by Purdue, even if Intermezzo® is approved;

•	our satisfaction of conditions under the Collaboration Agreement with Purdue required for Purdue to carry out its obligations under such agreement;

•	difficulties or delays in building a sales organization in connection with any exercise of our co-promote option to psychiatrists under the Collaboration Agreement;

•	physician or patient reluctance to use Intermezzo®, if approved;

•

changing standards of care and the introduction of products by competitors, including generic products whose introduction could reduce our royalty rates under the Collaboration Agreement, or alternative therapies for the treatment of indications we target;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our product candidates that could slow or prevent product approval or approval for particular indications;

•	inability to obtain additional financing, if necessary;

•	the uncertainty of protection for our intellectual property, through patents, trade secrets or otherwise;

•	potential infringement of the intellectual property rights or trade secrets of third parties; and

•	other difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of Intermezzo®, TO-2061 and our other product candidates.

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

Intermezzo® (zolpidem tartrate sublingual tablet)

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

In the Complete Response Letter, the FDA stated that it believes we had submitted substantial evidence of effectiveness for the use of Intermezzo® for its proposed indication. However, the FDA indicated that the intended use of Intermezzo® in the middle of the night represents a unique insomnia indication and dosing strategy for which safety has not been previously established and that we did not adequately demonstrate that Intermezzo® could reliably be used safely. Our originally proposed label for Intermezzo® indicates that Intermezzo® should only be taken when patients have at least four hours remaining in bed before being active again. The FDA recognized in the Complete Response Letter that the Intermezzo® data we submitted did not indicate significant next day residual effects at four hours after use. However, the FDA requested additional data demonstrating that Intermezzo® would not present an unacceptable risk of residual effects, with particular reference to next day driving ability. The FDA also expressed two concerns regarding the possibility of patient dosing errors in the middle of the night that could lead to next day residual effects with particular reference to next day driving ability. Specifically, the FDA has asked us to address methods to avoid inadvertent dosing with less than four hours of bedtime remaining, and inadvertent re-dosing in a single night.

Based on communications with the FDA, we are conducting a highway driving study to assess the effect of Intermezzo® on next morning driving ability beginning at approximately three hours and four hours after dosing Intermezzo® in the middle of the night. As part of our planned resubmitted NDA, we also plan to submit new Intermezzo® bedside, single unit-dose packaging and patient instructions designed to reduce the possibility of inadvertent patient dosing errors.

The FDA and Transcept also discussed whether a pre-approval patient use study might help to assess patient ability to properly follow instructions under actual conditions of use. We have no current plans to conduct a patient use study because of the challenges and limitations of such a study, and have submitted to the FDA our position in this regard. The FDA indicated that it would consider our position on patient use studies as part of the overall resubmission of the Intermezzo® NDA. We also plan to include data from studies of patient comprehension of label instructions in our planned resubmission.

We expect to announce top-line results from our Intermezzo® highway driving study in the fourth quarter of 2010, and plan to resubmit the Intermezzo® NDA in the first quarter of 2011. Because our planned resubmission will include additional clinical data, we expect that our resubmitted Intermezzo® NDA will result in a six-month review period at the FDA under the Prescription Drug User Fee Act, or PDUFA.

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

•

Purdue is potentially obligated to pay us up to an additional $80.0 million upon meeting an additional intellectual property milestone and upon the achievement of certain net sales targets for Intermezzo® in the United States.

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

We plan to enter into one or more development and marketing alliances to develop and commercialize Intermezzo® with established pharmaceutical companies in major markets outside the United States.

TO-2061: Ultra Low Dose Ondansetron as Adjunctive Therapy in Patients with Obsessive Compulsive Disorder

We recently advanced the development of TO-2061, our second internally developed pipeline program. TO-2061 employs ultra low doses of ondansetron as adjunctive therapy in patients with obsessive compulsive disorder, or OCD, who have not adequately responded to treatment with a selective serotonin re-uptake inhibitor, or SSRI. Our Investigational New Drug application, or IND, for TO-2061 was accepted by the FDA during the second quarter of 2010. We expect to complete related Phase 1 trials in the first half of 2011. Subject to the results of our planned Phase 1 studies and discussion with the FDA, we plan to begin a full-scale, Phase 2 double-blind placebo controlled study of SSRI augmentation with TO-2061 in 2011. We plan to design and power this Phase 2 study so that it may potentially serve as one of two Phase 3 pivotal studies to be submitted in support of FDA approval.

Net Loss and Profitability

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including contract manufacturing and clinical trials. As of June 30, 2010, we had an accumulated deficit of $90.8 million. Our net loss for the years ended December 31, 2009, 2008 and 2007 was $21.8 million, $20.0 million and $20.4 million, respectively. Our net loss for the three and six months ended June 30, 2010 was $2.1 million and $3.9 million, respectively. As of June 30, 2010, we had cash, cash equivalents, and marketable securities of $78.9 million and working capital of $65.1 million.

Our only source of revenue has been the receipt in August 2009 of a $25.0 million non-refundable license fee received pursuant to our Collaboration Agreement with Purdue, which we currently recognize ratably at $3.1 million per quarter over an estimated 24-month period that commenced in August 2009 and ends in July 2011. Our ability to generate additional near term revenue is dependent upon our ability to license the development and commercialization of Intermezzo® outside the United States and the receipt of milestone and royalty payments under our Collaboration Agreement with Purdue, which payments are dependent upon the regulatory approval by the FDA of Intermezzo®.

Our ability to achieve profitable operations depends upon the development and commercial success of Intermezzo® and TO-2061, and possibly the identification, development and commercialization of additional product candidates.

Financial Operations Overview

Revenue

We recognize revenue from the $25.0 million non-refundable license fee received pursuant to our Collaboration Agreement with Purdue ratably over an estimated 24-month period that commenced in August 2009 and ends in July 2011. This period represents the estimated period for which we have significant participatory obligations under the Collaboration Agreement. The revenue recognized in connection with the license fee during the three and six months ended June 30, 2010 was $3.1 million and $6.2 million, respectively.

Research and Development Expense

Research and development expense has represented approximately 47% and 31% of total operating expense for the three months ended June 30, 2010 and 2009, respectively, and 47% and 28% of total operating expense for the six months ended June 30, 2010 and 2009, respectively. Research and development costs are expensed as incurred. Research and development expense consists of expenses incurred in identifying, researching, developing and testing product candidates. These expenses primarily consist of the following:

•	Salaries, benefits, travel and related expense of personnel associated with research and development activities;

•	Fees paid to professional service providers for services related to the conduct and analysis of clinical trials;

•	Contract manufacturing costs for formulations used in clinical trials and pre-commercial manufacturing and packaging costs;

•	Fees paid to consultants related to continued development of Intermezzo®;

•	Laboratory supplies and materials;

•	Depreciation of equipment; and

•	Allocated costs of facilities and infrastructure.

General and Administrative Expense

General and administrative expense consists primarily of salaries and related expense for personnel in executive, marketing, finance and accounting, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services.

In the first half of 2009, we increased spending on our sales and marketing infrastructure, including increased headcount and marketing expense necessary to prepare for the commercialization of Intermezzo®. Following our entry into the Collaboration Agreement with Purdue, the majority of our sales and marketing activities were transitioned to Purdue.

Interest Income

We receive interest income from cash, cash equivalents, restricted cash and marketable securities held with certain financial institutions.

Interest Expense

During 2009, we incurred interest expense on the outstanding balance from a $10.0 million venture debt facility agreement, which was repaid in full during the first quarter of 2009. We also incur interest expense on a $0.3 million loan for tenant improvements, payable to the landlord of our corporate facility in Point Richmond, California.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2010 and 2009

The following table summarizes results of operations with respect to the items set forth below for the three months ended June 30, 2010 and 2009, together with the percentage change in those items (dollars in thousands).

	For the Three Months Ended June 30,
			$	%
	2010	2009	Change	Change
Revenue	$3,125	$—	$3,125	—
Research and development expense	2,407	2,250	157	7%
General and administrative expense	2,769	5,019	(2,250)	(45%)
Interest income	37	97	(60)	(62%)
Interest expense	(4)	(5)	1	20%
Other income (expense), net	(43)	64	(107)	(167%)

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

Research and Development Expense

Research and development expense increased 7% to $2.41 million for the three months ended June 30, 2010 from $2.25 million for the comparable period in 2009. The increase of approximately $0.16 million for the three months ended June 30, 2010 is primarily attributable to our Intermezzo® highway driving study currently underway, partially offset by payroll related savings due to the reduction in force implemented in the third and fourth quarters of 2009.

General and Administrative Expense

General and administrative expense decreased 45% to $2.77 million for the three months ended June 30, 2010 from $5.02 million for the comparable period in 2009. The decrease of approximately $2.25 million for the three months ended June 30, 2010 as compared to June 30, 2009 is attributable to the following:

•

Professional fees, including third party consulting and legal fees, decreased by $0.85 million and were primarily attributable to transitioning more of these functions in-house as compared to the quarter ended June 30, 2009 following our Merger with Novacea on January 30, 2009;

•	Marketing related expense declined by $0.83 million as Purdue assumed its responsibilities in the latter half of 2009 in accordance with our Collaboration Agreement; and

•	Other general and administrative expense decreased by $0.57 million.

Interest Income

Interest income decreased 62% to $37,000 for the three months ended June 30, 2010 from $97,000 for the comparable period in 2009. The decrease of approximately $60,000 for the three months ended June 30, 2010 is primarily attributable to changing the mix of investments toward lower risk, lower yield investments.

Interest Expense

Interest expense decreased 20% to $4,000 for the three months ended June 30, 2010 from $5,000 for the comparable period in 2009. The $1,000 decrease for the three months ended June 30, 2010 was due to a lower average outstanding debt during the 2010 period as compared to the same period in the prior year.

Other Income (Expense), Net

Other income (expense), net decreased 167% to expense of $43,000 for the three months ended June 30, 2010 from income of $64,000 for the comparable period in 2009. Other expense for the three months ended June 30, 2010 primarily consisted of an increase in Delaware franchise taxes. Other income for the three months ended June 30, 2009 consisted of a realized gain on the sale of marketable securities.

Comparison of the Six Months Ended June 30, 2010 and 2009

The following table summarizes results of operations with respect to the items set forth below for the six months ended June 30, 2010 and 2009, together with the percentage change in those items (dollars in thousands).

	For the Six Months Ended June 30,
			$	%
	2010	2009	Change	Change
Revenue	$6,250	$—	$6,250	—
Research and development expense	4,767	4,472	295	7%
General and administrative expense	5,373	9,233	(3,860)	(42%)
Merger related transaction costs	—	2,224	(2,224)	(100%)
Interest income	81	185	(104)	(56%)
Interest expense	(7)	(171)	164	96%
Other income (expense), net	(87)	264	(351)	(133%)

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

Research and Development Expense

Research and development expense increased 7% to $4.77 million for the six months ended June 30, 2010 from $4.47 million for the comparable period in 2009. The increase of approximately $0.30 million for the six months ended June 30, 2010 is primarily attributable to expenses associated with Intermezzo® packaging design changes, the manufacture of materials for the highway driving study as well as clinical trial costs incurred to date on the highway driving study, partially offset by payroll related savings due to the reduction in force implemented in the third and fourth quarters of 2009.

General and Administrative Expense

General and administrative expense decreased 42% to $5.37 million for the six months ended June 30, 2010 from $9.23 million for the comparable period in 2009. The decrease of approximately $3.86 million for the six months ended June 30, 2010 as compared to June 30, 2009 is attributable to the following:

•

Professional fees, including third party consulting and legal fees, decreased by $1.75 million and were primarily attributable to transitioning more of these functions to personnel hired late in the first quarter of 2009;

•	Marketing related expense declined by $1.39 million as Purdue assumed these responsibilities in accordance with the Collaboration Agreement; and

•	Other general and administrative expense decreased by $0.72 million.

Merger related transaction costs

Merger related transaction costs consisted primarily of $2.0 million in financial and advisory fees and $0.2 million in legal fees incurred in connection with the close of the Merger, in January 2009. There were no comparable costs incurred during the six months ended June 30, 2010.

Interest Income

Interest income decreased 56% to $81,000 for the six months ended June 30, 2010 from $185,000 for the comparable period in 2009. The decrease of approximately $104,000 for the six months ended June 30, 2010 is primarily attributable to changing the mix of investments toward lower risk, lower yield investments.

Interest Expense

Interest expense decreased 96% to $7,000 for the six months ended June 30, 2010 from $171,000 for the comparable period in 2009. The $164,000 decrease for the six months ended June 30, 2010 was primarily attributable to lower average outstanding debt during the 2010 period as compared to the same period in the prior year due to the repayment in full of our debt under a Loan and Security Agreement with Hercules Technology Growth Capital, Inc., or Hercules, during the first quarter of 2009.

Other Income (Expense), Net

Other income (expense), net decreased 133% to expense of $87,000 for the six months ended June 30, 2010 from income of $264,000 for the comparable period in 2009. Other expense for the six months ended June 30, 2010 primarily consisted of an increase in Delaware franchise taxes. Other income for the six months ended June 30, 2009 consisted of a decline in the fair value of warrants for preferred shares which resulted in recording other income as well as a realized gain on the sale of marketable securities.

Liquidity and Capital Resources

At June 30, 2010, we had cash, cash equivalents and marketable securities of $78.9 million.

Sources of Liquidity

From our inception through the completion of the Merger, we financed our operations primarily through private placements of preferred stock, debt financing and interest income. Through June 30, 2010, we received net proceeds of $71.0 million from the sale of preferred stock, all of which was converted to common stock upon completion of the Merger. In January 2009, through the Merger, we acquired an additional $80.9 million in cash, cash equivalents and marketable securities. On August 4, 2009, we received a $25 million non-refundable license fee from Purdue in connection with our entry into the Collaboration Agreement.

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

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash used in operating activities	$(9,276)	$(15,238)
Net cash provided by investing activities	2,256	24,241
Net cash provided by (used in) financing activities	101	(3,327)

Operating Activities

Net cash used in operating activities was $9.3 million for the six months ended June 30, 2010, compared to $15.2 million for the six months ended June 30, 2009. Net cash used in operating activities for both periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges and noncash interest expense, as well as net changes in working capital.

Investing Activities

Net cash provided by investing activities was $2.3 million for the six months ended June 30, 2010, compared to $24.2 million for the six months ended June 30, 2009. Net cash provided by investing activities during the first half of 2010 was primarily attributable to maturities of marketable securities, net of purchases. $48.0 million of net cash provided by investing activities during the first half of 2009 relates to the cash and cash equivalents that came from the Merger. This was partially offset by $23.5 million used in investing activities for the six months ended June 30, 2009 due to purchases of marketable securities, net of sales and maturities, during the period. Uses of cash in investing activities for both periods also included net purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2010 was $101,000 and consisted of stock issuances. Net cash used in financing activities during the six months ended June 30, 2009 was $3.3 million and consisted primarily of debt repayment, as the outstanding debt with Hercules was fully repaid during the first quarter of 2009.

Capital Resources

We expect our cash, cash equivalents, and marketable securities of $78.9 million at June 30, 2010, will be sufficient to satisfy our liquidity requirements for at least the next twelve months. We believe our investments in cash equivalents and marketable securities are highly rated and highly liquid.

Our future capital requirements will depend on, and could increase significantly as a result of, numerous forward-looking factors, including:

•	the extent to which we continue to develop internally, acquire or in-license new products, technologies or businesses;

•	the rate of progress and cost of our clinical trials, the need to conduct additional clinical trials and other development activities;

•	the costs and timing of regulatory approval for Intermezzo® in and outside the United States;

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

If at any time our prospects for the commercialization of Intermezzo® diminish, we may decide to reduce operating expenses by limiting research and development efforts with respect to TO-2061 or other potential product candidates or otherwise reduce our expenses. Alternatively, we may decide to raise funds through public or private financings, collaboration relationships or other arrangements. There can be no assurance that funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Similarly, financing obtained through future collaborations may require us to forego certain commercialization and other rights to our drug candidates. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to successfully pursue our business strategy.

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

Our exposure to market risk is confined to cash, cash equivalents and marketable securities which have contractual maturities of eighteen months or less, bear interest rates at fixed rates and are denominated in, and pay interest in, U.S. dollars. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, and fiduciary control of cash and investments. We also seek to achieve income from investments consistent with our investment policy. Investments are classified as available-for-sale. We do not use derivative financial instruments in our investment portfolio. To achieve our goals, we invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying investments among a variety of high credit-quality issuers, including U.S. government agencies, commercial paper, corporate bonds and money market funds. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity, and we regularly review our portfolio against our policy. Our policy was further amended during 2009 to limit investments to U.S. Treasury debt or SEC registered money market funds effective September 30, 2009. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $241,000 in the fair value of our marketable securities at June 30, 2010.

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

(b) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SPI Pharmaceuticals, Inc., the sole supplier of Pharmaburst®, a key excipient used in Intermezzo®, is the defendant in a lawsuit brought by Roquette Frères, or Roquette, in the Federal District Court of Delaware on August 31, 2006 that alleges that certain of SPI’s products infringe one or more claims of a Roquette patent and seeks monetary damages and injunctive relief. We have not been named in, and are not a party to, the lawsuit. Although not specifically identified in the original complaint, press releases have indicated that Pharmaburst® products are among the accused products. SPI has informed us that Roquette’s patent rights are not infringed by Pharmaburst® and that it intends to defend its rights vigorously. Because Pharmaburst® is a key excipient in Intermezzo®, the interruption of supply of Pharmaburst® through an injunction could materially harm our ability to supply Intermezzo® and our business. SPI has agreed to indemnify us against certain damages related to any such infringement suit under the terms of our agreement with SPI.

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

Furthermore, our business is not profitable and has incurred losses in each year since the inception of TPI in 2002. Our net loss for the years ended December 31, 2009, 2008 and 2007 was $21.8 million, $20.0 million and $20.4 million, respectively. Our net loss for the six months ended June 30, 2010 was $3.9 million. As of June 30, 2010, we had an accumulated deficit of $90.8 million. We expect to continue to incur losses for the foreseeable future unless Intermezzo® is approved by the FDA and we receive milestone and royalty revenue from our collaboration with Purdue that exceed our expenses. For the foreseeable future, we expect our accumulated deficit to increase as we continue our research, development, regulatory and pre-approval and pre-commercialization efforts with respect to Intermezzo® both in support of our collaboration partner in the United States and potential collaboration partners worldwide, and with respect to other product candidates, such as TO-2061. If Intermezzo® or our other product candidates do not gain regulatory approval, are not commercialized or do not achieve market acceptance, we may not be able to generate any revenue. We cannot assure you that we will ever be profitable even if Intermezzo® or any other product candidate is commercialized or that we can sustain profitability, even if achieved. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, investors could lose all or part of their investment.

Our success depends substantially on our ability to obtain regulatory approval in the United States for our lead product candidate, Intermezzo®.

Our success depends substantially on obtaining regulatory approval for our most advanced product candidate, Intermezzo®, for use as needed for the treatment of insomnia when a middle of the night awakening is followed by difficulty returning to sleep, or middle of the night awakening. Regulatory approval to market pharmaceutical products in the United States requires the completion of extensive non-clinical and clinical evaluations of a product candidate, referred to as clinical trials, to demonstrate substantial evidence of both safety and efficacy of the candidate, as well as development of manufacturing processes that demonstrate the ability to reliably and consistently produce the candidate under current Good Manufacturing Practice, or cGMP, regulations. Each of these elements requires pharmaceutical development companies to exercise certain judgments concerning applicable regulatory requirements and to predict what the regulatory authority will ultimately deem acceptable. There can be no assurance that the results of the clinical trials or manufacturing processes for Intermezzo® will satisfy the regulatory requirements for approval. A failure to meet these requirements would significantly delay or prevent FDA approval of Intermezzo® and seriously harm our ability to generate revenue.

Our success in obtaining regulatory approval in the United States for Intermezzo® depends substantially on overcoming issues presented by the FDA in response to our New Drug Application.

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

We are conducting a highway driving study to measure the potential for next day driving impairment after dosing Intermezzo® in the middle of the night, four and three hours before driving the next day. We believe the general risks of study design and execution are heightened by the fact that, to our knowledge, this is the first study of residual effects on driving ability to be conducted in support of FDA approval of a new sleep agent. Therefore, commonly accepted protocols, study endpoints and statistical evaluation methodologies have not been established. Further, as a study designed to assess a drug candidate’s safety profile, the driving study does not have a pre-specified endpoint that can be used to judge success or failure. We expect that the FDA will analyze the data generated by the study in different ways to understand the safety profile of Intermezzo® before making a decision as to whether to grant marketing approval. Thus, we cannot assure you that our planned study will generate results that will be readily translated into success or failure or be sufficient to demonstrate the safety of Intermezzo®. Additional studies in support of the NDA, if later determined to be required, may also or alternatively include studies to assess other measurements of drug safety.

We also need to determine how best to demonstrate to the FDA that Intermezzo® would be used in a manner consistent with the proposed label. We have discussed with the FDA our proposed plan to minimize inadvertent dosing errors through our change in packaging from a multi-dose unit package to a bedside, single unit-dose package with revised instructions designed to reduce such dosing errors. We have also discussed with the FDA how to assess the adequacy of the proposed new packaging to address FDA concerns regarding the potential for inadvertent dosing errors. The FDA expressed continuing concern about the risk of inadvertently dosing with less than four hours of time remaining in bed. If an evaluation of a new product presentation is required in support of FDA approval of Intermezzo®, there also can be no assurance that we will be able to effectively design or carry out such an evaluation in a cost-effective manner, or at all, or that the FDA will find any data arising from such an evaluation to be supportive of our efforts to gain approval for Intermezzo®. Accordingly, if the FDA believes that our new single unit-dose package with revised patient instructions does not adequately reduce inadvertent dosing errors, our planned resubmission of the Intermezzo® NDA could be denied and our business would be materially harmed.

The FDA also discussed with us whether a pre-approval patient use study might help to assess patient ability to properly follow instructions under actual conditions of use. We have no current plans to conduct a patient use study because of the challenges and limitations of such a study and have submitted to the FDA our position in this regard. Problems with pre-approval use studies include the inability to replicate actual in-use conditions and study subjects’ altering their behavior because they are under observation. The risks associated with designing and conducting such an evaluation are heightened by the fact that recognized standards for such evaluations have not been established. The FDA indicated that it would consider our position on the challenges and limitations of a pre-approval use study as part of the overall resubmission of the Intermezzo® NDA. The FDA may not agree with our proposal and may require us to conduct such a use study. If we are required to conduct a pre-approval patient use study, notification of such requirement may not be delivered to us until after review of our resubmitted NDA for Intermezzo®. If the FDA does not agree with our proposal to not conduct a use study, approval of a resubmitted Intermezzo® NDA could be denied and our business would be materially harmed.

Our proposed driving study has been designed, in part, to characterize the effect on driving of dosing Intermezzo® in the middle of the night with at least three and four hours before driving. The label we proposed to the FDA requires patients dose with at least four hours remaining in bed. We believe the FDA will consider the adequacy of our new proposed packaging to minimize dosing errors in the context of the data from our proposed highway driving study that may reflect the presence or absence of impairment of driving ability from residual effects of Intermezzo®. However, even if our study shows the absence of residual effect on driving ability when Intermezzo® is dosed in the middle of the night three hours before driving the next day, the FDA may still request that we demonstrate the extent to which patients inadvertently use Intermezzo® in the middle of the night in a manner inconsistent with the proposed label.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that the product candidate is both safe and effective for use in each target indication. Our trial results may be negatively affected by factors that had not been fully anticipated prior to commencement of the trial. Such trials may fail to demonstrate efficacy in the treatment of the intended disorder or may fail to demonstrate that a product candidate is safe when used as directed or even when misused. The results obtained in completed clinical trials and non-clinical studies may not be predictive of results from ongoing or future trials. For example, we previously conducted a Phase 1 pharmacokinetic and pharmacodynamic study of Intermezzo® that demonstrated rapid bioavailability and also indicated that sedation levels returned to baseline within about three hours by most measures, suggesting that patients may be able to awaken without residual sedative effects four hours after taking a middle of the night dose of Intermezzo®. These study results should not in any way be construed as predictive of the outcome of any future studies, including, without limitation, a repeat of the same or similar studies or the current study to assess the effect of Intermezzo® on study subjects’ ability to drive or to be predictive of the sufficiency of current or future data that may be generated to support FDA approval of Intermezzo® for its intended indication. Actual results of any future studies may differ materially from past studies due to various risks and uncertainties, including, but not limited to,

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

The general risks of study design and execution applicable to our highway driving study are heightened by the fact that, to our knowledge, this is the first study of residual effects on driving ability to be conducted in support of FDA approval, and that standards for evaluating such a study and data generated from such a study have not been established.

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

We are seeking approval for Intermezzo® under Section 505(b)(2) of the FFDCA, enacted as part of the Drug Price Competition and Patent Restoration Act of 1984, otherwise known as the Hatch-Waxman Act, which permits applicants to rely in part on clinical and non-clinical data generated by third parties. We also plan to rely on the Hatch-Waxman Act to seek approval of TO-2061, which is in earlier stages of development, for the use of ultra low doses of ondansetron as adjunctive therapy in patients with OCD who have not adequately responded to treatment with an SSRI.

Specifically, with respect to Intermezzo®, we are relying in part on third party data on zolpidem, which is the active ingredient in Intermezzo® and the previously approved insomnia products Ambien® and Ambien CR®. There can be no assurance that the FDA will not require us to conduct additional non-clinical or clinical studies or otherwise obtain new supplementary data with respect to some or all of the data upon which we may rely prior to approving an Intermezzo® NDA.

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

The manner in which Purdue launches Intermezzo®, including the timing of launch and potential pricing, will have a significant impact on the ultimate success of Intermezzo® in the United States, and the success of the overall commercial arrangement with Purdue. If launch of commercial sales of Intermezzo® in the United States by Purdue is delayed or prevented, our revenue will suffer and our stock price will decline. Further, if launch and resulting sales of Intermezzo® are not deemed successful, our stock price will decline. Also, if Intermezzo® does not receive FDA approval on or before July 31, 2011, Purdue is no longer obligated to meet certain minimum spending obligations related to its sales and marketing efforts in support of Intermezzo®, assuming it continues with our collaboration after any such approval. Any lesser effort by Purdue in its Intermezzo® sales and marketing efforts may result in lower revenue and thus lower royalties paid to us. The outcome of Purdue commercialization efforts could also have an effect on investors’ perception of potential sales of Intermezzo® outside of the United States, which could also cause a decline in our stock price and may make it more difficult to enter into strategic collaborations outside the United States.

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

Our plan is to enter into additional strategic collaborations for the development and commercialization of Intermezzo® outside the United States. We may not be able to enter into additional collaborations on acceptable terms, if at all. Our establishment of Purdue as our commercial partner for Intermezzo® in the United States could also limit the potential collaboration options we have outside the United States or could render potential collaborators less inclined to enter into an agreement with us because of such relationship. Further, we have granted Purdue and an associated company an option to negotiate with us for a license to commercialize Intermezzo® in Mexico and Canada. While these options and subsequent negotiation periods continue, we are prevented from negotiating with and being able to enter into commercialization agreements with other potential strategic partners for development or commercialization of Intermezzo® in such countries.

If we choose to exercise our co-promotion option and are unable to establish a sales and marketing infrastructure in the United States, our potential revenue could be substantially harmed.

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

We have no current source of product revenue. We have a limited operating history and have not yet commercialized any products. We had cash, cash equivalents and marketable securities of $78.9 million at June 30, 2010. We expect our negative cash flows from operations to continue for the foreseeable future as we determine and undertake activities to support the planned resubmission of the Intermezzo® NDA, pursue the regulatory approval and commercialization of Intermezzo® internationally and develop TO-2061 and other product candidates. We do not know how long it will take to obtain regulatory approval of Intermezzo®, or if such approval is obtainable. We also expect negative cash flows beyond any potential regulatory approval and product launch of Intermezzo®. As a result, we will need to generate significant revenue to pay these costs and achieve profitability. We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to gain regulatory approval of Intermezzo® and generate revenue from the sale of our products and from our existing and potential future collaborations.

If the timing of potential product approval and launch is significantly delayed as a result of FDA or other regulatory approval delays, the Collaboration Agreement with Purdue is terminated or other factors arise, our cash, cash equivalents and marketable securities may prove insufficient to fund our operations through the commercial launch of Intermezzo®. In particular, Purdue may be obligated to pay us a milestone payment if it elects to continue with the Collaboration Agreement after an FDA approval of Intermezzo®. This potential payment would have been $30 million if Intermezzo® approval were received before July 31, 2010, but is now being reduced by $2.0 million for each 30-day period that our receipt of an NDA approval for Intermezzo® is delayed beyond June 30, 2010. Further, the development and potential regulatory approval of additional product candidates will likely require additional funding which may not be available at and as of the time needed on commercially reasonable terms, if at all.

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

Additionally, Lunesta® (eszopiclone), marketed by Dainippon-Sumitomo Pharma Co. Ltd. and Rozerem® (ramelteon), marketed by Takeda Pharmaceuticals Company Limited, can similarly treat middle of the night awakenings by providing a prophylactic dose at bedtime in order to avoid a middle of the night awakening, and short duration products such as Sonata®, which utilizes the active ingredient zaleplon and marketed by King Pharmaceuticals, Inc., have been used off-label for the as-needed treatment of middle of the night awakenings. In March 2010, Somaxon Pharmaceuticals, Inc. announced FDA approval of Silenor®, a low dose doxepin formulation intended for use at bedtime, for the treatment of both transient (short term) and chronic (long term) insomnia characterized by difficulty with sleep maintenance in both adults and elderly patients. In clinical trials, Silenor® demonstrated maintenance of sleep into the 7th and 8th hours of the night, with no meaningful evidence of next day residual effects. Somaxon recently announced that it entered into an agreement with a third party to provide for a contract sales force to promote Silenor® in the United States and plans to launch the product in September 2010. In January 2010, Vanda Pharmaceuticals Inc. received an orphan drug designation from the FDA for VEC-162 (tasimelteon), a melatonin agonist similar to ramelteon, for treatment of non-24 hour sleep/wake disorder in blind individuals without light perception. Vanda may seek approval for additional, broader insomnia indications for this product, or such product, if approved by the FDA, may be used off-label to treat other insomnia indications. Other drugs, such as the antidepressant generic trazodone, are also widely prescribed off-label for the treatment of insomnia.

Other companies may develop products to compete with Intermezzo®.

We are aware of several products currently in development which are seeking indication statements from the FDA for the treatment of middle of the night awakenings. Neurocrine Biosciences, Inc. received an approvable letter, pending additional clinical and pre-clinical studies, from the FDA for its product candidate, indiplon, proposed to be used for sleep initiation and middle of the night dosing. NovaDel Pharma, Inc. has announced that it commenced development of a low-dose version of Zolpimist™ for the treatment of middle of the night awakenings with the intent to enter such product candidate into clinical trials, and Somnus Therapeutics Inc. has indicated that it is similarly targeting treatment of middle of the night awakenings with development of its controlled-release zaleplon formulation, SKP-1041. Additionally, Alexza Pharmaceuticals, Inc. announced that it is developing AZ-007, immediate release Staccato zaleplon, for its ability to treat middle of the night awakenings.

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

We do not manufacture our product candidates, and we do not plan to develop the capacity to do so. We have a primary manufacturing and supply agreement with Patheon, Inc. to manufacture a commercial supply of Intermezzo®. We also have agreements with Mikart, Inc. to qualify it as a backup commercial supplier of finished product, as well as a backup commercial manufacturer of a key excipient used in the manufacture of Intermezzo®. We currently have arrangements to use Anderson Packaging, Inc. as a primary packager of Intermezzo® and Sharp Corporation to supply sample packaging. We plan to amend our agreements with Anderson and Sharp or enter into packaging and supply agreements with new suppliers as we plan to change the packaging of Intermezzo®. We rely upon SPI Pharma, Inc. as a supplier for certain key excipients contained within Intermezzo®, for one of such excipients, Pharmaburst®, as the sole source, and upon Plantex USA, Inc. as our sole source for a special form of zolpidem tartrate. These agreements have set terms of duration, some of which automatically renew for successive one or three year periods. The first to expire among these agreements, the Packaging and Supply Agreement with Anderson Packaging, Inc., has a term that ends in September of 2011, although such agreement automatically renews for one-year periods thereafter. Purdue is similarly dependent on these manufacturers for the commercial supply of Intermezzo® and has entered into direct agreements with certain of such manufacturers in connection with entry into the Collaboration Agreement that would take effect soon after an FDA approval of Intermezzo® if Purdue elects to continue with our collaboration. Any of the risks that we face with respect to these manufacturers are therefore similarly applicable to Purdue, and the realization of these risks by Purdue would have a significant impact on Purdue commercialization efforts and our ability to generate revenue under the Collaboration Agreement.

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

We do not currently conduct non-clinical and clinical trials on our own, and instead rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to assist us with our non-clinical and clinical trials. We, and our third parties, are also required to comply with regulations and standards, commonly referred to as Good Clinical Practice, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. If these third parties do not successfully carry out their duties with regard to Intermezzo® or TO-2061 development or fail to successfully carry out their duties to us as they relate to meeting future regulatory obligations or expected deadlines, if the third parties need to be replaced, or if the quality or accuracy of the data these third parties obtained during the development of Intermezzo®, TO-2061 or future product candidates is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our non-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for Intermezzo® or other product candidates.

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

Although we currently have product liability insurance coverage for our clinical trials with limits that we believe are customary and adequate to provide us with coverage for foreseeable risks associated with our development efforts, this insurance coverage may not reimburse us or may be insufficient to reimburse us for the actual expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for Intermezzo® , but we may be unable to obtain such product liability insurance on commercially reasonable terms.

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

The commercial success, if any, of Intermezzo® and TO-2061 depends, in part, on the rights we are seeking through certain patent applications.

The potential commercial success of Intermezzo® depends in part on two issued patents from the U.S. Patent and Trademark Office, or USPTO, covering the formulation of Intermezzo® and patents that may issue covering methods of use of zolpidem. In addition, we have pending certain foreign equivalent patent applications with respect to formulations and manufacture of zolpidem for use in treatment of middle of the night awakening. We also have a pending application covering methods of treating OCD with ondansetron, as well as an application covering combinations and methods of use of ondansetron in conjunction with atypical antipsychotic drugs.

There can be no assurance that our pending patent applications and applications we may file in the future, or those applications we may license from third parties, will result in patents being issued in a timely manner, or at all. Even if patents issue, the claims in such patents may not issue in a form that will be advantageous to us, may not encompass Intermezzo®, TO-2061 or our other product candidates and their unique features, and may not provide us with proprietary protection or competitive advantages. For instance, with Intermezzo®, competitors may be able to engineer around our formulation patent applications with alternate formulations that deliver therapeutic effects similar to potential products covered by our zolpidem formulation patent applications. Other drug companies may also be able to develop generic versions of our products if we are unable to maintain our proprietary rights. For example, drug makers may attempt to introduce low dose zolpidem or ondansetron products similar to our products immediately after the expiration of Hatch-Waxman marketing exclusivity and prior to the expiration of patents that may be issued relating to our respective products. Furthermore, among other limitations, the method of use patent applications that have been filed to encompass Intermezzo® are limited in scope to certain uses of zolpidem, so potential competitors could develop similar products using active pharmaceutical ingredients other than zolpidem. Any patents that have been allowed, we have obtained or do obtain may be challenged by re-examination, opposition, or other administrative proceeding, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid.

The active, and many of the inactive, ingredients in Intermezzo® and TO-2061, including generically manufactured zolpidem and ondansetron, respectively, have been known and used for many years and, therefore, are no longer subject to patent protection. Accordingly, certain of our patents for Intermezzo® are directed to the particular formulations of its ingredients. Also, for both Intermezzo® and TO-2061, we have patent applications that are directed toward new uses of such compounds. Although we believe our formulations and the use of our product candidates are patentable, and patents arising from such product candidates will provide a competitive advantage, such patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations. Moreover, if our patents were successfully challenged and ruled to be invalid, we would be exposed to a greater risk of direct competition.

Failure to obtain effective patent protection for Intermezzo®, TO-2061 and our other product candidates would allow for products to be marketed by competitors that would undermine sales, marketing and collaboration efforts for our product candidates, and reduce or eliminate our revenue. In addition, both the patent application process and the process of managing patent disputes can be time consuming and expensive.

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

Although we believe that we would have valid defenses to allegations that our current product candidates, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties of which we are aware, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent rights that might be infringed by our products or other activities, or other parties may claim that their patent rights are infringed by excipients manufactured by others and contained in our products. For example, SPI, the sole supplier of Pharmaburst®, a key excipient used in Intermezzo®, is the defendant in a lawsuit that alleges that certain of SPI’s products infringe one or more patents of a third party. Although not specifically identified in the original complaint, subsequent press releases have indicated that Pharmaburst® products allegedly infringe such patents. SPI has informed us that the third party’s patent rights are not infringed by Pharmaburst® and that it intends to defend its rights vigorously. However, because Pharmaburst® is a key excipient in Intermezzo®, the interruption of supply of Pharmaburst® through an injunction or through voluntary cessation of production could materially harm our ability to supply Intermezzo®. There has been, and we believe that there will continue to be, significant litigation and demands for licenses in the life sciences industry regarding patent and other intellectual property rights. Competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. These parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages or possibly prevent us from commercializing our product candidates. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. The volatility of the market price of our common stock is exacerbated by the low trading volume of our common stock and the high proportion of our shares held by insiders. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for Intermezzo®, TO-2061 or other product candidates, and delays or failures to obtain such approvals;

•	the termination of key commercial partner agreements, such as our Collaboration Agreement with Purdue;

•	failure of any product candidates, if approved, to achieve commercial success;

•	issues in manufacturing approved products, if any, or product candidates;

•	the results of current and any future clinical trials of our product candidates;

•	the entry into, or termination of, key agreements, including additional commercial partner agreements;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend our intellectual property rights or defend against the intellectual property rights of others;

•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	adverse publicity relating to the insomnia market, including with respect to other products and potential products in such market;

•	the introduction of technological innovations or new therapies that compete with our potential products;

•	the loss of key employees;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in financial results.

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

Our common stock is closely held and our trading volume is low. Our executive officers, directors and their affiliates beneficially own approximately 57% of our approximately 13.4 million outstanding shares of common stock as of June 30, 2010. Significant portions of these shares are held by a small number of stockholders. In addition, two investors otherwise unaffiliated with us beneficially own an additional approximately 14% of our common stock as of June 30, 2010 based on filings made with the Securities and Exchange Commission, or SEC. The average daily trading volume of shares of our common stock on The NASDAQ Stock Market during the six months ended June 30, 2010 was less than 30,000 shares.

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

Our executive officers, directors and their affiliates beneficially own or control approximately 57% of the outstanding shares of our common stock as of June 30, 2010. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit the other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits:

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

4.5(4)	Amended and Restated Investor Rights Agreement, dated as of February 27, 2007, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.6(4)	Termination Agreement, dated as of January 26, 2009, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

10.1(5)	Amended and Restated 2006 Incentive Award Plan.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the first Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

(2)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(3)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.
(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2010.
(5)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of August 2010.

Transcept Pharmaceuticals, Inc.

/S/ THOMAS P. SOLOWAY
Thomas P. Soloway Senior Vice President, Operations and Chief Financial Officer (Principal Financial Officer)

Exhibits:

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

4.5(4)	Amended and Restated Investor Rights Agreement, dated as of February 27, 2007, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.6(4)	Termination Agreement, dated as of January 26, 2009, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

10.1(5)	Amended and Restated 2006 Incentive Award Plan.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the first Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(2)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(3)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.
(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2010.
(5)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010.