Form 10-Q
period 2010-09-30
Transcept Pharmaceuticals Inc
filed 2010-11-15
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 12, 2010, 13,446,632 shares of our common stock, $0.001 par value, were outstanding.

Index to Financial Statements

Transcept Pharmaceuticals, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$12,727	$17,031
Marketable securities	61,482	71,871
Prepaid and other current assets	1,364	1,276
Restricted cash	200	200

Total current assets	75,773	90,378
Property and equipment, net	712	1,052
Goodwill	2,962	2,962
Other assets	826	826

Total assets	$80,273	$95,218

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,521	$728
Accrued liabilities	1,574	2,383
Deferred revenue, current portion	10,417	12,500
Other current liabilities	405	474

Total current liabilities	13,917	16,085
Deferred revenue, non-current portion	—	7,292
Other non-current liabilities	436	770

Total liabilities	14,353	24,147
Stockholders’ equity:
Common stock	13	13
Additional paid-in capital	159,475	157,930
Accumulated deficit	(93,581)	(86,911)
Accumulated other comprehensive income	13	39

Total stockholders’ equity	65,920	71,071

Total liabilities and stockholders’ equity	$80,273	$95,218

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
License fee revenue	$3,125	$2,083	$9,375	$2,083
Operating expense:
Research and development	2,885	2,136	7,652	6,608
General and administrative	2,984	3,839	8,357	13,072
Merger related transaction costs	—	—	—	2,224

Total operating expense	5,869	5,975	16,009	21,904

Loss from operations	(2,744)	(3,892)	(6,634)	(19,821)
Interest income	25	55	106	240
Interest expense	(3)	(4)	(10)	(175)
Other income (expense), net	(45)	36	(132)	300

Net loss	$(2,767)	$(3,805)	$(6,670)	$(19,456)

Basic and diluted net loss per share	$(0.21)	$(0.29)	$(0.50)	$(1.65)

Weighted average shares outstanding	13,426	13,175	13,400	11,765

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss	$(6,670)	$(19,456)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	380	414
Stock-based compensation	1,403	1,084
Amortization of loan costs	—	28
Amortization of debt discount	—	47
Amortization of lease liability	(326)	(164)
Remeasurement of preferred stock warrants	—	(200)
Loss on disposals of fixed assets	2	7
Gain on sale of marketable securities	—	(111)
Amortization of premiums on available for sale securities	1,076	887
Changes in operating assets and liabilities:
Prepaid and other current assets	(88)	16
Other assets	—	(18)
Accounts payable	793	30
Accrued and other liabilities	(862)	(993)
Deferred revenue	(9,375)	22,917

Net cash (used in) provided by operating activities	(13,667)	4,488
Investing activities
Purchases of property and equipment, net	(42)	(296)
Purchases of marketable securities	(79,464)	(120,186)
Maturities and sales of marketable securities	88,751	77,307
Cash and cash equivalents received from the Merger	—	47,987

Net cash provided by investing activities	9,245	4,812
Financing Activities
Payments on long-term debt	—	(3,353)
Proceeds from issuance of common stock, net	118	351

Net cash provided by (used in) financing activities	118	(3,002)
Net (decrease) increase in cash and cash equivalents	(4,304)	6,298
Cash and cash equivalents at beginning of period	17,031	4,432

Cash and cash equivalents at end of period	$12,727	$10,730

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Transcept Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the field of neuroscience. The most advanced product candidate is Intermezzo® (zolpidem tartrate sublingual tablet), for which a New Drug Application (“NDA”) was submitted to the U.S. Food and Drug Administration (“FDA”) in September 2008 seeking approval as a prescription sleep aid for use in the middle of the night at the time a patient awakens and has difficulty returning to sleep. In October 2009, the Company received a Complete Response Letter from the FDA on the Intermezzo® NDA and is working to respond to issues raised in the letter. Transcept and Purdue Pharmaceutical Products, L.P. have entered into a collaboration agreement for the development and commercialization of Intermezzo® in the United States. Transcept is also developing TO-2061, an ultra low dose ondansetron adjunctive therapy for patients with obsessive compulsive disorder (“OCD”) who have not adequately responded to treatment with selective serotonin re-uptake inhibitors (“SSRIs”). The Company operates in one business segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying condensed consolidated balance sheet at December 31, 2009 has been derived from our audited financial statements at that date. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010 or for any other interim period or any other future year.

The accompanying unaudited condensed consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the United States Securities and Exchange Commission on March 30, 2010.

Need to Raise Additional Capital

As of September 30, 2010, the Company had cash, cash equivalents and marketable securities of $74.2 million, working capital of $61.9 million, and an accumulated deficit of approximately $93.6 million. Management expects to continue to incur additional losses in the foreseeable future as the Company continues its research and development activities and prepares for the potential commercialization of Intermezzo®. Management believes that cash, cash equivalents and marketable securities balances on hand at September 30, 2010 will be sufficient to fund planned expenditures for at least the next twelve months. Management recognizes the potential need to raise additional funds in the future. There can be no assurance that the Company will be successful in consummating any such financing transaction, or if the Company does consummate such a transaction, that the terms and conditions of such transaction will be favorable. Any failure to obtain additional funding may have a material negative effect on the Company and will likely result in a substantial reduction in the scope of the Company’s operations.

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

The Company recorded employee stock-based compensation costs of $476,000 and $1,390,000 for the three and nine months ended September 30, 2010, respectively, and $424,000 and $921,000 for the three and nine months ended September 30, 2009, respectively, in accordance with the provisions of ASC Topic 718. No related tax benefits of stock-based compensation costs have been recognized since the Company’s inception.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees (formerly Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services), using a fair-value approach. The equity instruments, consisting of stock options and warrants granted to lenders and consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period over which services are received.

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

Recently Adopted Accounting Standards

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting. These amendments did not have an impact on the Company’s consolidated financial results as this guidance relates only to additional disclosures. See Note 3, “Fair Value” for further information. In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. These changes will be effective January 1, 2011 and are not expected to have an impact on the Company’s consolidated financial results as this guidance only relates to additional disclosures.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(2,767)	$(3,805)	$(6,670)	$(19,456)

Denominator:
Weighted average shares outstanding	13,438	13,210	13,416	11,808
Less: Weighted average shares subject to repurchase	(12)	(35)	(16)	(43)

Denominator for basic and diluted net loss per share	13,426	13,175	13,400	11,765

Basic and diluted net loss per share	$(0.21)	$(0.29)	$(0.50)	$(1.65)

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following outstanding shares subject to options and warrants to purchase common stock and common stock subject to repurchase were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation as of the dates indicated below (in thousands):

	September 30,
	2010	2009
Excluded potentially dilutive securities (1):
Shares subject to options to purchase common stock	2,352	1,799
Shares subject to warrants to purchase common stock	156	156
Common stock subject to repurchase	9	29

Total	2,517	1,984

(1)	The number of shares is based on maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized gains (losses) on available-for-sale securities. Total comprehensive loss for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$(2,767)	$(3,805)	$(6,670)	$(19,456)
Changes in unrealized gain (loss) on marketable securities	(4)	(8)	(26)	39

Comprehensive net loss	$(2,771)	$(3,813)	$(6,696)	$(19,417)

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In accordance with ASC Topic 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200	$200	$—	$—
Money market funds	11,781	11,781	—	—
U.S. Treasury securities	61,482	—	61,482	—

	$73,463	$11,981	$61,482	$—

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

No other assets or liabilities were carried at fair value as of September 30, 2010.

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. There were no transfers of assets between different fair-value levels during the periods presented.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4. Cash, Cash Equivalents, and Marketable Securities

The following is a summary of cash, cash equivalents, restricted cash, and short-term marketable securities as of the respective dates (in thousands):

	September 30, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$946	$—	$—	$946
Certificates of deposit	200	—	—	200
Money market funds	11,781	—	—	11,781
U.S. Treasury securities	61,469	13	—	61,482

	$74,396	$13	$—	$74,409

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash	$803	$—	$—	$803
Certificates of deposit	200	—	—	200
Money market funds	16,228	—	—	16,228
U.S. Treasury securities	71,832	39	—	71,871

	$89,063	$39	$—	$89,102

There were no sales of available-for-sale marketable securities during the first nine months of 2010. During the first nine months of 2009, proceeds from the sales of available-for-sale marketable securities totaled $47,282,000 with realized gains of $111,000. The amortized cost and estimated fair value of available-for-sale marketable securities at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Cost	Fair value	Cost	Fair value
Cash and cash equivalents	$12,727	$12,727	$17,031	$17,031
Marketable securities	61,469	61,482	71,832	71,871
Restricted cash	200	200	200	200

	$74,396	$74,409	$89,063	$89,102

Based on the fair value of the Company’s marketable securities at September 30, 2010, $2,017,000 had a maturity of between one and two years, and the remaining $59,465,000 had maturities of one year or less.

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

The Company is recognizing revenue from the $25.0 million non-refundable license fee ratably over an estimated 24-month period starting August 1, 2009 and ending on July 31, 2011. This period represents the estimated period for which it has significant participatory obligations under the Collaboration Agreement. Revenue recognized in connection with the license fee during the three and nine months ended September 30, 2010 was $3.1 million and $9.4 million, respectively. Revenue recognized during the three and nine months ended September 30, 2009 was $2.1 million.

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The Company records restructuring activities in accordance with ASC Topic 420 Exit or Disposal Cost Obligations (formerly SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities). The following tables summarize the charges recorded related to the restructuring plan by type of activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development
Severance	$—	$220	$—	$220
Stock modification	—	41	—	41

	—	261	—	261
General and administrative
Severance	7	206	29	206
Stock modification	3	62	13	62
Contract termination costs	—	178	—	178

	10	446	42	446
Total
Severance	7	426	29	426
Stock modification	3	103	13	103
Contract termination costs	—	178	—	178

	$10	$707	$42	$707

Cumulative costs through September 30, 2010
Severance	$506
Stock modification	78
Contract termination costs	309

$893

From the inception of its restructuring plan through September 30, 2010, the Company has incurred approximately $506,000 of the estimated $511,000 of severance benefits expected to be incurred.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Severance benefits
(in thousands)
Restructuring reserves as of January 1, 2009	$—
Expense	477
Payments	(361)

Restructuring reserves as of December 31, 2009	116
Expense	13
Payments	(5)

Restructuring reserves as of March 31, 2010	124
Expense	9
Payments	—

Restructuring reserves as of June 30, 2010	$133
Expense	7
Payments	—

Restructuring reserves as of September 30, 2010	$140

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

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. Transcept Pharmaceuticals, Inc., or Transcept, intends that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and actual Transcept results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•

expectations regarding modification of the Intermezzo® package presentation, and the sufficiency of planned steps to support the potential resubmission of a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, for Intermezzo®;

•	expectations regarding our ability to resubmit the Intermezzo® NDA, the expected timing of any such resubmission, and the expected timing of FDA review of any such resubmission;

•	expectations with regard to our TO-2061 development program with respect to the anticipated completion of Phase 1 studies and commencement of a Phase 2 study;

•	the potential for Intermezzo® to be the first sleep aid approved specifically for use for middle of the night awakenings;

•	expected activities and responsibilities of us and Purdue Pharmaceutical Products L.P., or Purdue, under our United States License and Collaboration Agreement, or the Collaboration Agreement;

•	our potential receipt of revenue under the Collaboration Agreement, including milestone and royalty revenue;

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

Transcept undertakes no obligation to, and expressly disclaims any obligation to, revise or update the forward-looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, which are more fully discussed in the “Risk Factors” section and elsewhere in this Quarterly Report, including, but not limited to, those risks and uncertainties relating to:

•

whether additional data exists or can be generated to demonstrate sufficiently to the FDA that Intermezzo® would not present an unacceptable risk of residual effects, including residual effects that impair next day driving ability;

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

In the Complete Response Letter, the FDA stated that it believes we had submitted substantial evidence of effectiveness for the use of Intermezzo® for its proposed indication. However, the FDA indicated that the intended use of Intermezzo® in the middle of the night represents a unique insomnia indication and dosing strategy for which safety has not been previously established and that we did not adequately demonstrate that Intermezzo® could reliably be used safely. Our originally proposed label for Intermezzo® indicates that Intermezzo® should only be taken when patients have at least four hours remaining in bed before being active again. The FDA recognized in the Complete Response Letter that the Intermezzo® data we submitted did not indicate significant next day residual effects at four hours after use. However, the FDA requested additional data demonstrating that Intermezzo® would not present an unacceptable risk of residual effects with particular reference to next day driving ability. The FDA also expressed two concerns regarding the possibility of patient dosing errors in the middle of the night that could lead to next day residual effects with particular reference to next day driving ability. Specifically, the FDA has asked us to address methods to avoid inadvertent dosing with less than four hours of bedtime remaining, and inadvertent re-dosing in a single night.

Based on communications with the FDA, we conducted a highway driving study to assess the effect of Intermezzo® on next morning driving ability beginning at approximately four hours and three hours after dosing Intermezzo® in the middle of the night. The study evaluated the standard deviation of lateral position, or SDLP, in a highway driving lane, a surrogate measure for driving performance, as subjects drove an automobile 100 km, or 62 miles, on a public highway under normal traffic conditions for approximately one hour. The four hour Intermezzo® treatment arm was included to represent dosing in accordance with proposed label instructions. The primary statistical analysis used in the study, known as a symmetry analysis, showed no statistically significant drug effect on driving performance in subjects who began driving an automobile four hours after receiving a middle of the night dose of Intermezzo®. A secondary analysis that evaluated mean differences in SDLP between Intermezzo® and placebo administered four hours prior to driving showed a difference of 0.8 cm, which was statistically significant. The three hour arm was included in the study to help the FDA characterize the safety profile of Intermezzo® if it were not used as directed and taken with less than four hours before driving. The symmetry analysis showed statistically significant drug effect on driving performance in subjects who began driving an automobile three hours after receiving a middle of the night dose of Intermezzo®. A secondary analysis that evaluated mean differences in SDLP between Intermezzo® and placebo administered three hours prior to driving showed a difference of 1.5 cm, which was statistically significant. A 0.05% blood alcohol concentration has been associated with a mean change in SDLP of 2.4 cm, and a blood level of 0.08% has been associated with a mean change in SDLP of 4.2 cm. A blood alcohol concentration of 0.08% is the legal limit generally applicable for driving in the United States.

We plan to address FDA concerns raised in the Complete Response Letter by submitting the results of the highway driving study, a revised unit dose package, new patient tools to reinforce the importance of proper dosing, and new epidemiology findings that quantify the current off-label use of 7 to 8 hour hypnotics in the middle of the night. We plan to resubmit the Intermezzo® NDA in the first quarter of 2011. Because our planned resubmission will include additional clinical data, we expect that our resubmitted Intermezzo® NDA will result in a six-month review period at the FDA under the Prescription Drug User Fee Act, or PDUFA.

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

TO-2061: Ultra Low Dose Ondansetron as Adjunctive Therapy in Patients with Obsessive Compulsive Disorder

We recently advanced the development of TO-2061, our second internally developed pipeline program. TO-2061 employs ultra low doses of ondansetron as adjunctive therapy in patients with obsessive compulsive disorder, or OCD, who have not adequately responded to treatment with a selective serotonin re-uptake inhibitor, or SSRI. Our Investigational New Drug application, or IND, for TO-2061 was accepted by the FDA during the second quarter of 2010. We expect to complete related Phase 1 trials in the first half of 2011. Subject to the results of our planned Phase 1 studies and feedback from the FDA, we plan to begin a full-scale, Phase 2 double-blind placebo controlled study of SSRI augmentation with TO-2061 in 2011.

Net Loss and Profitability

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including contract manufacturing and clinical trials. As of September 30, 2010, we had an accumulated deficit of $93.6 million. Our net loss for the years ended December 31, 2009, 2008 and 2007 was $21.8 million, $20.0 million and $20.4 million, respectively. Our net loss for the three and nine months ended September 30, 2010 was $2.8 million and $6.7 million, respectively. As of September 30, 2010, we had cash, cash equivalents, and marketable securities of $74.2 million and working capital of $61.9 million.

Our only source of revenue has been the receipt in August 2009 of a $25.0 million non-refundable license fee received pursuant to our Collaboration Agreement with Purdue, which we currently recognize ratably at $1.04 million per month over an estimated 24-month period that commenced in August 2009 and ends in July 2011. Our ability to generate additional near term revenue is dependent upon our ability to license the development and commercialization of Intermezzo® outside the United States and the receipt of milestone and royalty payments under our Collaboration Agreement with Purdue, which payments are dependent upon the regulatory approval by the FDA of Intermezzo®.

Our ability to achieve profitable operations depends upon the development and commercial success of Intermezzo® and TO-2061, and possibly the identification, development and commercialization of additional product candidates.

Financial Operations Overview

Revenue

We recognize revenue from the $25.0 million non-refundable license fee received pursuant to our Collaboration Agreement with Purdue ratably over an estimated 24-month period that commenced in August 2009 and ends in July 2011. This period represents the estimated period for which we have significant participatory obligations under the Collaboration Agreement. The revenue recognized in connection with the license fee during the three and nine months ended September 30, 2010 was $3.1 million and $9.4 million, respectively. The revenue recognized during the three and nine months ended September 30, 2009 was $2.1 million.

Research and Development Expense

Research and development expense has represented approximately 49% and 36% of total operating expense for the three months ended September 30, 2010 and 2009, respectively, and 48% and 30% of total operating expense for the nine months ended September 30, 2010 and 2009, respectively. Research and development costs are expensed as incurred. Research and development expense consists of expenses incurred in identifying, researching, developing and testing product candidates. These expenses primarily consist of the following:

•	Salaries, benefits, travel and related expense of personnel associated with research and development activities;

•	Fees paid to professional service providers for services related to the conduct and analysis of clinical trials;

•	Contract manufacturing costs for formulations used in clinical trials and pre-commercial manufacturing and packaging costs;

•	Fees paid to consultants related to continued development of Intermezzo® and TO-2061;

•	Laboratory supplies and materials;

•	Depreciation of equipment; and

•	Allocated costs of facilities and infrastructure.

General and Administrative Expense

General and administrative expense consists primarily of salaries and related expense for personnel in executive, marketing, finance and accounting, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services.

During the first half of 2009, we increased spending on our sales and marketing infrastructure, including increased headcount and marketing expense necessary to prepare for the commercialization of Intermezzo®. Following our entry into the Collaboration Agreement with Purdue, the majority of our sales and marketing activities were transitioned to Purdue.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and 2009

The following table summarizes results of operations with respect to the items set forth below for the three months ended September 30, 2010 and 2009, together with the percentage change in those items (dollars in thousands).

	For the Three Months Ended September 30,
			$	%
	2010	2009	Change	Change
Revenue	$3,125	$2,083	$1,042	50%
Research and development expense	2,885	2,136	749	35%
General and administrative expense	2,984	3,839	(855)	(22%)
Interest income	25	55	(30)	(55%)
Interest expense	(3)	(4)	1	25%
Other income (expense), net	(45)	36	(81)	(225%)

Revenue

Revenue for both periods relates to recognition of a portion of the $25.0 million non-refundable license fee we received from Purdue in connection with our entry into the Collaboration Agreement. We recognize revenue over an estimated 24-month period that commenced in August 2009 and ends in July 2011 as we have continuing participatory obligations under the agreement for the commercialization of Intermezzo®. Thus, the quarter ended September 30, 2010 includes three months of license fee revenue as compared to two months for the quarter ended September 30, 2009.

Research and Development Expense

Research and development expense increased 35% to $2.89 million for the three months ended September 30, 2010 from $2.14 million for the comparable period in 2009. The increase of approximately $0.75 million for the three months ended September 30, 2010 is primarily attributable to clinical expense associated with our Intermezzo® highway driving study as well as pharmacokinetic studies for TO-2061, partially offset by payroll related savings due to the reduction in force implemented in the third and fourth quarters of 2009.

General and Administrative Expense

General and administrative expense decreased 22% to $2.98 million for the three months ended September 30, 2010 from $3.84 million for the comparable period in 2009. The decrease of approximately $0.86 million for the three months ended September 30, 2010 as compared to September 30, 2009 is attributable to the following:

•

Personnel costs and related expenses decreased by $0.48 million. A portion of the reduction is attributable to an approximately 10% reduction in headcount between periods. Personnel costs and related expenses for the third quarter of 2009 included severance expenses related to our 2009 reduction in force.

•

Professional fees, including third party consulting and legal fees, decreased by $0.39 million. 2009 included a higher level of expense associated with the execution of our collaboration agreement with Purdue; and

•	Other general and administrative expense decreased by $0.37 million.

•	Partially offsetting these decreases was increased market research expense of $0.38 million undertaken to accompany our NDA resubmission package.

Interest Income

Interest income decreased 55% to $25,000 for the three months ended September 30, 2010 from $55,000 for the comparable period in 2009. The decrease of approximately $30,000 for the three months ended September 30, 2010 is attributable to reduced balances and changes in the mix of investments toward lower risk, lower yield investments.

Interest Expense

Interest expense decreased 25% to $3,000 for the three months ended September 30, 2010 from $4,000 for the comparable period in 2009. The $1,000 decrease for the three months ended September 30, 2010 was due to a lower average outstanding debt during the 2010 period as compared to the same period in the prior year.

Other Income (Expense), Net

Other income (expense), net decreased to expense of $45,000 for the three months ended September 30, 2010 from income of $36,000 for the comparable period in 2009. Other expense for the three months ended September 30, 2010 primarily consisted of an increase in Delaware franchise taxes. Other income for the three months ended September 30, 2009 consisted of a realized gain on the sale of marketable securities.

Comparison of the Nine Months Ended September 30, 2010 and 2009

The following table summarizes results of operations with respect to the items set forth below for the nine months ended September 30, 2010 and 2009, together with the percentage change in those items (dollars in thousands).

	For the Nine Months Ended September 30,
			$	%
	2010	2009	Change	Change
Revenue	$9,375	$2,083	$7,292	350%
Research and development expense	7,652	6,608	1,044	16%
General and administrative expense	8,357	13,072	(4,715)	(36%)
Merger related transaction costs	—	2,224	(2,224)	(100%)
Interest income	106	240	(134)	(56%)
Interest expense	(10)	(175)	165	94%
Other income (expense), net	(132)	300	(432)	(144%)

Revenue

Revenue for both periods relate to recognition of a portion of the $25.0 million non-refundable license fee we received from Purdue in connection with our entry into the Collaboration Agreement. We recognize revenue over an estimated 24-month period that commenced in August 2009 and ends in July 2011 as we have continuing participatory obligations under the agreement for the commercialization of Intermezzo®. Thus, the nine month period ended September 30, 2010 includes nine months of license fee revenue as compared to two months for the comparable period ended September 30, 2009.

Research and Development Expense

Research and development expense increased 16% to $7.65 million for the nine months ended September 30, 2010 from $6.61 million for the comparable period in 2009. The increase of approximately $1.04 million for the nine months ended September 30, 2010 is primarily attributable to expenses associated with the Intermezzo® program, including packaging design changes, the manufacture of clinical materials for the highway driving study and trial costs for the highway driving study as well as costs associated with pharmacokinetic studies for the TO-2061 program, partially offset by payroll related savings due to the reduction in force implemented in the third and fourth quarters of 2009.

General and Administrative Expense

General and administrative expense decreased 36% to $8.36 million for the nine months ended September 30, 2010 from $13.07 million for the comparable period in 2009. The decrease of approximately $4.71 million for the nine months ended September 30, 2010 as compared to September 30, 2009 is attributable to the following:

•	Professional fees, including third party consulting and legal fees, decreased by $2.18 million and were primarily attributable to transitioning more of these functions in house in 2010;

•	Marketing related expense declined by $1.0 million as Purdue assumed these responsibilities in accordance with the Collaboration Agreement;

•

Personnel costs and related expenses decreased by $0.74 million. A portion of the reduction is attributable to a reduction in headcount between periods. Personnel costs and related expenses for 2009 included severance expenses related to our 2009 reduction in force; and

•	Other general and administrative expense decreased by $0.79 million.

Merger related transaction costs

Merger related transaction costs consisted primarily of $2.0 million in financial and advisory fees and $0.22 million in legal fees incurred in connection with the close of the Merger, in January 2009. There were no comparable costs incurred during the nine months ended September 30, 2010.

Interest Income

Interest income decreased 56% to $106,000 for the nine months ended September 30, 2010 from $240,000 for the comparable period in 2009. The decrease of approximately $134,000 for the nine months ended September 30, 2010 is primarily attributable to reduced balances and changes in the mix of investments toward lower risk, lower yield investments.

Interest Expense

Interest expense decreased 94% to $10,000 for the nine months ended September 30, 2010 from $175,000 for the comparable period in 2009. The $165,000 decrease for the nine months ended September 30, 2010 was primarily attributable to lower average outstanding debt during the 2010 period as compared to the same period in the prior year due to the repayment in full of our debt under a Loan and Security Agreement with Hercules Technology Growth Capital, Inc., or Hercules, during the first quarter of 2009.

Other Income (Expense), Net

Other income (expense), net decreased to expense of $132,000 for the nine months ended September 30, 2010 from income of $300,000 for the comparable period in 2009. Other expense for the nine months ended September 30, 2010 primarily consisted of an increase in Delaware franchise taxes. Other income for the nine months ended September 30, 2009 consisted of a decline in the fair value of warrants for preferred shares which resulted in recording other income as well as a realized gain on the sale of marketable securities.

Liquidity and Capital Resources

At September 30, 2010, we had cash, cash equivalents and marketable securities of $74.2 million.

Sources of Liquidity

From our inception through the completion of the Merger, we financed our operations primarily through private placements of preferred stock, debt financing and interest income. Through September 30, 2010, we received net proceeds of $71.0 million from the sale of preferred stock, all of which was converted to common stock upon completion of the Merger. In January 2009, through the Merger, we acquired an additional $80.9 million in cash, cash equivalents and marketable securities. On August 4, 2009, we received a $25 million non-refundable license fee from Purdue in connection with our entry into the Collaboration Agreement.

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

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash (used in) provided by operating activities	$(13,667)	$4,488
Net cash provided by investing activities	9,245	4,812
Net cash provided by (used in) financing activities	118	(3,002)

Operating Activities

Net cash used in operating activities was $13.67 million for the nine months ended September 30, 2010, compared to $4.49 million provided by operating activities for the nine months ended September 30, 2009. Net cash used in operating activities during 2010 consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges and noncash interest expense, as well as net changes in working capital, which included $9.4 million of revenue recognition resulting in a decrease in deferred revenue. Net cash provided by operations during the nine months ended September 30, 2009 was primarily related to our net loss adjusted for deferred revenue resulting from the $25.0 million non-refundable license fee received from Purdue in connection with our entry into the Collaboration Agreement.

Investing Activities

Net cash provided by investing activities was $9.24 million for the nine months ended September 30, 2010, compared to $4.81 million for the nine months ended September 30, 2009. Net cash provided by investing activities during the first three quarters of 2010 was primarily attributable to maturities of marketable securities, net of purchases. $47.99 million of net cash provided by investing activities during the first three quarters of 2009 relates to the cash and cash equivalents that came from the Merger. This was partially offset by $42.88 million used in investing activities for the nine months ended September 30, 2009 due to purchases of marketable securities, net of sales and maturities, during the period. Uses of cash in investing activities for both periods also included net purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2010 was $118,000 and consisted of stock issuances. Net cash used in financing activities during the nine months ended September 30, 2009 was $3.0 million and consisted primarily of debt repayment, as the outstanding debt with Hercules was fully repaid during the first quarter of 2009.

Capital Resources

We expect our cash, cash equivalents, and marketable securities of $74.2 million at September 30, 2010, will be sufficient to satisfy our liquidity requirements for at least the next twelve months. We believe our investments in cash equivalents and marketable securities are highly rated and highly liquid.

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

Our exposure to market risk is confined to cash, cash equivalents and marketable securities which have contractual maturities of eighteen months or less, bear interest rates at fixed rates and are denominated in, and pay interest in, U.S. dollars. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, and fiduciary control of cash and investments. We also seek to achieve income from investments consistent with our investment policy. Investments are classified as available-for-sale. We do not use derivative financial instruments in our investment portfolio. To achieve our goals, we invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying investments among a variety of high credit-quality issuers, including U.S. government agencies, commercial paper, corporate bonds and money market funds. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity, and we regularly review our portfolio against our policy. Our policy was further amended during 2009 to limit investments to U.S. Treasury debt or SEC registered money market funds effective September 30, 2009. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $212,000 in the fair value of our marketable securities at September 30, 2010.

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

(b) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Furthermore, our business is not profitable and has incurred losses in each year since the inception of TPI in 2002. Our net loss for the years ended December 31, 2009, 2008 and 2007 was $21.8 million, $20.0 million and $20.4 million, respectively. Our net loss for the nine months ended September 30, 2010 was $6.7 million. As of September 30, 2010, we had an accumulated deficit of $93.6 million. We expect to continue to incur losses for the foreseeable future unless Intermezzo® is approved by the FDA and we receive milestone and royalty revenue from our collaboration with Purdue that exceed our expenses. For the foreseeable future, we expect our accumulated deficit to increase as we continue our research, development, regulatory and pre-approval and pre-commercialization efforts with respect to Intermezzo® both in support of our collaboration partner in the United States and potential collaboration partners worldwide, and with respect to other product candidates, such as TO-2061. If Intermezzo® or our other product candidates do not gain regulatory approval, are not commercialized or do not achieve market acceptance, we may not be able to generate any revenue. We cannot assure you that we will ever be profitable even if Intermezzo® or any other product candidate is commercialized or that we can sustain profitability, even if achieved. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, investors could lose all or part of their investment.

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

We conducted a highway driving study to measure the potential for next day driving impairment after dosing Intermezzo® in the middle of the night, four and three hours before driving the next day. The study evaluated the standard deviation of lateral position, or SDLP, in a highway driving lane, a surrogate measure for driving performance, as subjects drove an automobile 100 km, or 62 miles, on a public highway under normal traffic conditions for approximately one hour. The four hour Intermezzo® treatment arm was included to represent dosing in accordance with proposed label instructions. The primary statistical analysis used in the study, known as a symmetry analysis, showed no statistically significant drug effect on driving performance in subjects who began driving an automobile four hours after receiving a middle of the night dose of Intermezzo®. A secondary analysis that evaluated mean differences in SDLP between Intermezzo® and placebo administered four hours prior to driving showed a difference of 0.8 cm, which was statistically significant. The three hour arm was included in the study to help the FDA characterize the safety profile of Intermezzo® if it were not used as directed and taken with less than four hours before driving. The symmetry analysis showed statistically significant drug effect on driving performance in subjects who began driving an automobile three hours after receiving a middle of the night dose of Intermezzo®. A secondary analysis that evaluated mean differences in SDLP between Intermezzo® and placebo administered three hours prior to driving showed a difference of 1.5 cm, which was statistically significant. A 0.05% blood alcohol concentration has been associated with a mean change in SDLP of 2.4 cm, and a blood level of 0.08% has been associated with a mean change in SDLP of 4.2 cm. A blood alcohol concentration of 0.08% is the legal limit generally applicable for driving in the United States.

We believe the general risks of study interpretation are heightened by the fact that, to our knowledge, this is the first study of residual effects on driving ability conducted in support of FDA approval of a new sleep agent. Therefore, commonly accepted protocols, study endpoints and statistical evaluation methodologies have not been established. For example, because the secondary analysis that evaluated mean differences between Intermezzo® administered four hours before driving and placebo did show a statistically significant difference, there can be no assurance that the FDA will rely on the primary statistical analysis which demonstrated no such difference. We expect that the FDA will analyze the data generated by the study in different ways to understand the safety profile of Intermezzo® before making a decision as to whether to grant marketing approval. Thus, we cannot assure you that our study results can be readily translated into success or failure or be sufficient to demonstrate the safety of Intermezzo®. Additional studies in support of the NDA, if later determined to be required, may also or alternatively include studies to assess other measurements of drug safety.

We also need to determine how best to demonstrate to the FDA that Intermezzo® would be used in a manner consistent with the proposed label. We have discussed with the FDA our proposed plan to minimize inadvertent dosing errors through our change in packaging from a multi-dose unit package to a bedside, single unit-dose package, new patient tools and revised instructions designed to reduce such dosing errors. We have also discussed with the FDA how to assess the adequacy of the proposed new packaging to address FDA concerns regarding the potential for inadvertent dosing errors. The FDA expressed continuing concern about the risk of inadvertently dosing with less than four hours of time remaining in bed. If an evaluation of a new product presentation is required in support of FDA approval of

Intermezzo®, there also can be no assurance that we will be able to effectively design or carry out such an evaluation in a cost-effective manner, or at all, or that the FDA will find any data arising from such an evaluation to be supportive of our efforts to gain approval for Intermezzo®. Accordingly, if the FDA believes that our new single unit-dose package, new patient tools and revised patient instructions do not adequately reduce inadvertent dosing errors, our planned resubmission of the Intermezzo® NDA could be denied and our business would be materially harmed.

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

Our driving study was designed, in part, to characterize the effect on driving of dosing Intermezzo® in the middle of the night with at least three and four hours before driving. The label we proposed to the FDA requires patients to dose with at least four hours remaining in bed. We believe the FDA will consider the adequacy of our new proposed packaging to minimize dosing errors in the context of the data from our completed highway driving study. However, after reviewing our driving study data, the FDA may request that we conduct a pre-approval patient use study to demonstrate the extent to which patients inadvertently use Intermezzo® in the middle of the night in a manner inconsistent with the proposed label.

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

We have no current source of product revenue. We have a limited operating history and have not yet commercialized any products. We had cash, cash equivalents and marketable securities of $74.2 million at September 30, 2010. We expect our negative cash flows from operations to continue for the foreseeable future as we determine and undertake activities to support the planned resubmission of the Intermezzo® NDA, pursue the regulatory approval and commercialization of Intermezzo® internationally and develop TO-2061 and other product candidates. We do not know how long it will take to obtain regulatory approval of Intermezzo®, or if such approval is obtainable. We also expect negative cash flows beyond any potential regulatory approval and product launch of Intermezzo®. As a result, we will need to generate significant revenue to pay these costs and achieve profitability. We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to gain regulatory approval of Intermezzo® and generate revenue from the sale of our products and from our existing and potential future collaborations.

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

We believe that if Intermezzo® is approved on a timely basis, and with the label we have requested from the FDA, it will be the first sleep aid approved by the FDA specifically for use in the middle of the night when patients awaken and have difficulty returning to sleep. However, currently approved and marketed seven to eight hour therapeutics can also treat this condition when used to deliver a prophylactic dose of a sleep aid at the beginning of the night. The most directly competitive approved products in the United States are Ambien® and Ambien CR®, marketed by sanofi-aventis, and generic forms of zolpidem available from multiple manufacturers. Additionally, ZolpimistTM, an orally administered spray for which NovaDel Pharma, Inc. received marketing approval from the FDA in December 2008, and EdluarTM, a sublingual tablet for which Orexo AB received marketing approval from the FDA in March 2009, employ the same 5mg and 10mg zolpidem doses as generic Ambien® and are designed to be used in the same manner at bedtime to produce seven to eight hours of sleep. In October 2010, Actavis Group announced that it received approval from the FDA to market zolpidem tartrate extended-release tablets, 6.25mg and had begun distribution of this generic product. The Actavis Group product employs the same 6.25mg dose as Ambien CR® and is designed to be used in the same manner at bedtime to produce and maintain seven to eight hours of sleep. Zolpidem, in both its branded and generic forms, is the most widely-prescribed drug in the United States for treatment of insomnia.

Additionally, Lunesta® (eszopiclone), marketed by Dainippon-Sumitomo Pharma Co. Ltd. and Rozerem® (ramelteon), marketed by Takeda Pharmaceuticals Company Limited, can similarly treat middle of the night awakenings by providing a prophylactic dose at bedtime in order to avoid a middle of the night awakening, and short duration products such as Sonata®, which utilizes the active ingredient zaleplon and is marketed by King Pharmaceuticals, Inc., have been used off-label for the as-needed treatment of middle of the night awakenings. In March 2010, Somaxon Pharmaceuticals, Inc. announced FDA approval of Silenor®, a low dose doxepin formulation intended for use at bedtime, for the treatment of both transient (short term) and chronic (long term) insomnia characterized by difficulty with sleep maintenance in both adults and elderly patients. In clinical trials, the doxepin product demonstrated maintenance of sleep into the 7th and 8th hours of the night, with no meaningful evidence of next day residual effects. In September 2010, Somaxon announced that the doxepin product is commercially available in the United States. In January 2010, Vanda Pharmaceuticals Inc. received an orphan drug designation from the FDA for VEC-162 (tasimelteon), a melatonin agonist similar to ramelteon, for treatment of non-24 hour sleep/wake disorder in blind individuals without light perception. Vanda may seek approval for additional, broader insomnia indications for this product, or such product, if approved by the FDA, may be used off-label to treat other insomnia indications. Other drugs, such as the antidepressant generic trazodone, are also widely prescribed off-label for the treatment of insomnia.

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

We do not manufacture our product candidates, and we do not plan to develop the capacity to do so. We have a primary manufacturing and supply agreement with Patheon, Inc. to manufacture a commercial supply of Intermezzo®. We also have agreements with Mikart, Inc. to qualify it as a backup commercial supplier of finished product, as well as a backup commercial manufacturer of a key excipient used in the manufacture of Intermezzo®. We currently have arrangements to use Sharp Corporation as a primary packager of Intermezzo® and Anderson Packaging, Inc. as an alternate packaging supplier. We rely upon SPI Pharma, Inc. as a supplier for certain key excipients contained within Intermezzo®, for one of such excipients, Pharmaburst®, as the sole source, and upon Plantex USA, Inc. as our sole source for a special form of zolpidem tartrate. These agreements have set terms of duration, some of which automatically renew for successive one or three year periods. The first to expire among these agreements, the Packaging and Supply Agreement with Anderson Packaging, Inc., has a term that ends in September of 2011, although such agreement automatically renews for one-year periods thereafter. Purdue is similarly dependent on these manufacturers for the commercial supply of Intermezzo® and has entered into direct agreements with certain of such manufacturers in connection with entry into the Collaboration Agreement that would take effect soon after an FDA approval of Intermezzo® if Purdue elects to continue with our collaboration. Any of the risks that we face with respect to these manufacturers are therefore similarly applicable to Purdue, and the realization of these risks by Purdue would have a significant impact on Purdue commercialization efforts and our ability to generate revenue under the Collaboration Agreement.

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

The potential commercial success of Intermezzo® depends in part on two issued patents from the U.S. Patent and Trademark Office, or USPTO, covering the formulation of Intermezzo® that expire in April 2027 and February 2025 and patents that may issue covering methods of use of zolpidem. In addition, we have pending certain foreign equivalent patent applications with respect to formulations and manufacture of zolpidem for use in treatment of middle of the night awakening. We also have a pending application covering methods of treating OCD with ondansetron, as well as an application covering combinations and methods of use of ondansetron in conjunction with atypical antipsychotic drugs.

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

Our common stock is closely held and our trading volume is low. Our executive officers, directors and their affiliates beneficially own approximately 58% of our approximately 13.4 million outstanding shares of common stock as of September 30, 2010. Significant portions of these shares are held by a small number of stockholders. In addition, two investors otherwise unaffiliated with us beneficially own an additional approximately 14% of our common stock as of September 30, 2010 based on filings made with the Securities and Exchange Commission, or SEC. The average daily trading volume of shares of our common stock on The NASDAQ Stock Market during the nine months ended September 30, 2010 was approximately 26,000 shares.

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

Our executive officers, directors and their affiliates beneficially own or control approximately 58% of the outstanding shares of our common stock as of September 30, 2010. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit the other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 15th day of November 2010.

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