Form 10-Q
period 2011-03-31
Transcept Pharmaceuticals Inc
filed 2011-05-16
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 12, 2011, 13,480,079 shares of our common stock, $0.001 par value, were outstanding.

Index to Financial Statements

Transcept Pharmaceuticals, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$3,607	$13,720
Marketable securities	59,680	54,251
Prepaid and other current assets	1,462	1,252
Restricted cash	200	200

Total current assets	64,949	69,423
Property and equipment, net	511	614
Goodwill	2,962	2,962
Other assets	808	808

Total assets	$69,230	$73,807

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$759	$598
Accrued liabilities	1,058	1,393
Deferred revenue	4,167	7,292
Other liabilities, current portion	324	365

Total current liabilities	6,308	9,648
Other liabilities, non-current portion	261	348

Total liabilities	6,569	9,996
Stockholders’ equity:
Common stock	13	13
Additional paid-in capital	160,784	160,010
Accumulated deficit	(98,153)	(96,214)
Accumulated other comprehensive income	17	2

Total stockholders’ equity	62,661	63,811

Total liabilities and stockholders’ equity	$69,230	$73,807

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
License fee revenue	$3,125	$3,125

Operating expense:
Research and development	2,491	2,360
General and administrative	2,544	2,604

Total operating expense	5,035	4,964

Loss from operations	(1,910)	(1,839)
Interest income	24	44
Interest expense	(3)	(3)
Other income (expense), net	(50)	(44)

Net loss	$(1,939)	$(1,842)

Basic and diluted net loss per share	$(0.14)	$(0.14)

Weighted average shares outstanding	13,461	13,392

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(1,939)	$(1,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114	129
Stock-based compensation	743	437
Amortization of lease liability	(106)	(103)
Loss on disposals of fixed assets	—	2
Amortization of premium on available for sale securities	419	451
Changes in operating assets and liabilities:
Prepaid and other current assets	(209)	(326)
Accounts payable	161	134
Accrued and other liabilities	(350)	(1,124)
Deferred revenue	(3,125)	(3,125)

Net cash used in operating activities	(4,292)	(5,367)

Investing activities
Purchases of property and equipment, net	(11)	(2)
Purchases of marketable securities	(17,833)	(34,353)
Maturities of marketable securities	12,000	27,750

Net cash used in investing activities	(5,844)	(6,605)

Financing activities
Proceeds from issuance of common stock, net	23	11

Net cash provided by financing activities	23	11
Net decrease in cash and cash equivalents	(10,113)	(11,961)
Cash and cash equivalents at beginning of period	13,720	17,031

Cash and cash equivalents at end of period	$3,607	$5,070

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying condensed consolidated balance sheet at December 31, 2010 has been derived from our audited financial statements at that date. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011 or for any other interim period or any other future year.

The accompanying unaudited condensed consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the United States Securities and Exchange Commission on March 30, 2011.

Need to Raise Additional Capital

As of March 31, 2011, the Company had cash, cash equivalents and marketable securities of $63.3 million, working capital of $58.6 million, and an accumulated deficit of approximately $98.2 million. Management expects to continue to incur additional losses in the foreseeable future as the Company continues its research and development activities and prepares for the potential commercialization of Intermezzo®. Management believes that cash, cash equivalents and marketable securities balances on hand at March 31, 2011 will be sufficient to fund planned expenditures for at least the next twelve months. The Company may need substantial additional capital in the future to complete its development plan for commercialization of Intermezzo® and to fund the development and commercialization of any future product candidates. Until the Company can generate a sufficient amount of product revenue, if ever, it expects to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. There can be no assurance that the Company will be successful in consummating any such financing transaction, or if the Company does consummate such a transaction, that the terms and conditions of such transaction will be favorable. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants and warrants that are also dilutive. Similarly, financing obtained through future collaborations may require the Company to forego certain commercialization and other rights to its drug candidates. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to successfully pursue its business strategy.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•

Royalty revenue from net sales of the Company’s licensed products, if and when approved for marketing by the appropriate regulatory agency, will be recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and collectability is reasonably assured.

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

During the three-month periods ended March 31, 2011 and 2010, the Company recorded employee stock-based compensation costs of $558,000 and $437,000, respectively, in accordance with the provisions of ASC Topic 718. No related tax benefits of stock-based compensation costs have been recognized since the Company’s inception.

Additionally, during the three-month period ended March 31 2011, the Company modified the terms of certain stock options previously granted to two members of its Board of Directors to align and extend the exercise period of the options after the directors’ anticipated end of service to the Company in June 2011. These modifications resulted in additional compensation expense of $154,000 during the three-month period ended March 31, 2011. The Company accounted for the modifications of stock option awards in accordance with the provisions of ASC Topic 718.

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recently Adopted Accounting Standards

Effective January 1, 2011, the Company adopted the Accounting Standards Update, (“ASU”) No. 2009-13 Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”) on a prospective basis. ASU No. 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC Topic 605-25. ASU No. 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASU No. 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The adoption of ASU No. 2009-13 did not have a material impact on the Company’s results of operations and financial condition. However, the adoption may result in different accounting treatment for future collaboration arrangements than the accounting treatment applied to previous and existing collaboration arrangements.

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting. These amendments did not have an impact on the Company’s consolidated financial results as this guidance relates only to additional disclosures. See Note 3, “Fair Value” for further information. In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. These changes were effective January 1, 2011 and did not have an impact on the Company’s consolidated financial results as this guidance only relates to additional disclosures.

Effective January 1, 2011, the Company adopted ASU No. 2010-17, Milestone Method of Revenue Recognition on a prospective basis. ASU No. 2010-17 (1) limits the scope of this ASU to research or development arrangements and (2) requires that guidance in this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received). However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The adoption of ASU No. 2010-17 did not have a material impact on the Company’s results of operations and financial condition.

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2011	2010
Numerator:
Net loss	$(1,939)	$(1,842)

Denominator:
Weighted average shares outstanding	13,463	13,412
Less: Weighted average shares subject to repurchase	(2)	(20)

Denominator for basic and diluted net loss per share	13,461	13,392

Basic and diluted net loss per share	$(0.14)	$(0.14)

The following outstanding shares subject to options and warrants to purchase common stock and common stock subject to repurchase were antidilutive due to a net loss in the periods presented and, therefore, were excluded from dilutive securities computation as of the periods indicated below (in thousands):

	March 31,
	2011	2010
Excluded potentially dilutive securities (1):
Shares subject to options to purchase common stock	3,014	2,357
Shares subject to warrants to purchase common stock	156	156
Common stock subject to repurchase	2	18

Total	3,172	2,531

(1)	The number of shares is based on maximum number of shares issuable on exercise of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized gains (losses) on available-for-sale securities. Total comprehensive income (loss) for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three months ended March 31,
	2011	2010
Net loss	$(1,939)	$(1,842)
Changes in unrealized gain (loss) on marketable securities	15	(17)

Comprehensive net loss	$(1,924)	$(1,859)

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In accordance with ASC Topic 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200	$200	$—	$—
Money market funds	2,990	2,990	—	—
U.S. Treasury securities	59,680	—	59,680	—

	$62,870	$3,190	$59,680	$—

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200	$200	$—	$—
Money market funds	13,138	13,138	—	—
U.S. Treasury securities	54,251	—	54,251	—

	$67,589	$13,338	$54,251	$—

No other assets or liabilities were carried at fair value as of March 31, 2011 and December 31, 2010.

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. There were no transfers of assets between different fair-value levels during the periods presented.

4. Cash, Cash Equivalents, and Marketable Securities

The following is a summary of cash, cash equivalents, restricted cash, and marketable securities as of the respective dates (in thousands):

	March 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$617	$—	$—	$617
Certificates of deposit	200	—	—	200
Money market funds	2,990	—	—	2,990
U.S. Treasury securities	59,663	17	—	59,680

	$63,470	$17	$—	$63,487

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$582	$—	$—	$582
Certificates of deposit	200	—	—	200
Money market funds	13,138	—	—	13,138
U.S. Treasury securities	54,249	2	—	54,251

	$68,169	$2	$—	$68,171

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There were no sales of available-for-sale marketable securities during the first three months of 2011 or 2010. The amortized cost and estimated fair value of available-for-sale marketable securities at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Cost	Fair value	Cost	Fair value
Cash equivalents	$3,607	$3,607	$13,720	$13,720
Marketable securities	59,663	59,680	54,249	54,251
Restricted cash	200	200	200	200

	$63,470	$63,487	$68,169	$68,171

Based on the fair value of the Company’s marketable securities at March 31, 2011, $12,145,000 had a maturity of between one and two years, and the remaining $47,535,000 had maturities of one year or less.

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

•

Purdue is obligated to pay the Company $10.0 million if either of two issued formulation patents is listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book; and

•

Purdue is potentially obligated to pay the Company up to an additional $80.0 million upon meeting an additional intellectual property milestone and upon the achievement of certain net sales targets for Intermezzo® in the United States.

The patent-related milestone is substantive and at-risk given the inherent uncertainty and risks associated with obtaining FDA approval for Intermezzo® and the opportunity for Purdue to terminate the Collaboration Agreement after its review of the terms of any FDA approval.

The Company retained an option to co-promote Intermezzo® to psychiatrists in the United States as early as the first anniversary of the commercial launch of Intermezzo®. Upon entry into the market under the co-promotion option, the Company would receive an additional double-digit royalty from Purdue on sales generated by psychiatrists in the United States.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company is recognizing revenue from the $25.0 million non-refundable license fee ratably over an estimated 24-month period starting August 1, 2009 and ending on July 31, 2011. This period represents the estimated period for which it has significant participatory obligations under the Collaboration Agreement. Revenue recognized in connection with the license fee during each of the three months ended March 31, 2011 and 2010 was $3.1 million.

6. Commitments and Contingencies

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

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. Transcept Pharmaceuticals, Inc., or Transcept, intends that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and actual Transcept results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•

expectations regarding the sufficiency of the Intermezzo® New Drug Application, or NDA, resubmitted to the U.S. Food and Drug Administration, or FDA, to warrant Intermezzo® marketing approval in its intended indication;

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

•

expectations with respect to our intent and ability to successfully and profitably carry out plans to promote Intermezzo® to psychiatrists in the United States through our co-promotion option under the Collaboration Agreement;

•	our ability to satisfy liquidity requirements for at least the next twelve months;

•	capital requirements and our need for additional financing;

•	losses, costs, expenses, expenditures and cash flows, including the period of time over which we expect to recognize the revenue associated with the up-front payment under the Collaboration Agreement;

•	the ability and degree to which we may obtain and maintain market exclusivity from the FDA for Intermezzo® under Section 505(b)(2) of the Federal Food and Drug Cosmetic Act;

•	our ability to obtain and maintain patent protection for Intermezzo® and our TO-2061 development program without violating the intellectual property rights of others; and

•	expected future sources of revenue and capital.

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

•	our ability to convince the FDA that a patient use study is not required to demonstrate that Intermezzo® can be reliably used safely;

•	results in our clinical trials being insufficient to obtain FDA regulatory approval of Intermezzo® or to grant marketing exclusivity for Intermezzo® under Hatch-Waxman;

•	potential termination of the Collaboration Agreement by Purdue, even if Intermezzo® is approved by the FDA;

•	our ability to satisfy conditions under the Collaboration Agreement with Purdue required for Purdue to carry out its obligations under such agreement;

•	the potential for delays in or the inability to complete commercial partnership relationships, including additional marketing alliances for Intermezzo® outside the United States;

•	difficulties or delays in building a sales and marketing organization in connection with any exercise of our co-promote option to psychiatrists under the Collaboration Agreement;

•	inability to operate any sales and marketing organization profitably in connection with any exercise of our co-promote option to psychiatrists under the Collaboration Agreement;

•	physician or patient reluctance to use Intermezzo®, if approved by the FDA;

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

Intermezzo® (zolpidem tartrate sublingual tablet)

Our most advanced product candidate, Intermezzo® (zolpidem tartrate sublingual tablet), is a low dose sublingual formulation of zolpidem that we are developing for use in the middle of the night at the time a patient awakens and has difficulty returning to sleep. According to Wolters Kluwer, an independent market research firm, the number of prescriptions filled in the United States to treat insomnia grew to approximately 78 million in 2010. Data from a major study conducted by the Stanford Sleep Epidemiology Center and published in 2008 indicate that middle of the night awakening is the most common form of insomnia in the United States and affects approximately one-third of the population at least three times each week. Data from a study published in Population Health Management in 2010, based on information from the United States National Health and Wellness Survey to evaluate the economic and humanistic burden of chronic insomnia characterized by nighttime awakenings, indicate that this condition was associated with a significant negative impact in health care utilization, health-related quality of life and work productivity. Despite the prevalence of middle of the night awakening, there is no sleep aid currently approved for use specifically in the middle of the night at the time a patient awakens and has difficulty returning to sleep.

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

To address FDA concerns, our resubmitted Intermezzo® NDA includes results from a highway driving study conducted to assess the effect of Intermezzo® on subjects’ next day driving ability. To characterize next day effects if Intermezzo® were dosed as permitted by proposed label instructions, we assessed subjects’ driving ability beginning at four hours after dosing Intermezzo® in the middle of the night. In this four-hour treatment condition, the primary analysis used to determine the capacity of Intermezzo® to impair driving showed no statistically significant difference between Intermezzo® and placebo. In a secondary analysis, mean effects on driving ability four hours after dosing were statistically different from placebo, but were below the level considered in the literature to define the threshold of potential driving impairment. To characterize the risk profile of Intermezzo® on next day residual effects if Intermezzo® were mis-dosed, we assessed subjects’ driving ability beginning at three hours after dosing Intermezzo® in the middle of the night. In drives that started three hours after dosing, Intermezzo® was associated with statistically significant effects in the primary analysis, and one drive was discontinued due to excessive driver drowsiness. In a secondary analysis, mean effects on driving ability three hours after dosing were also statistically different from placebo, but were below the level considered in the literature to define the threshold of potential driving impairment. We do not know how the FDA will interpret the results of the Intermezzo® highway driving study.

The Intermezzo® NDA resubmission includes a comparative review of available data from historical highway driving studies conducted to measure the effects of other sleep aids and medications when taken in accordance with and outside approved label instructions. We also submitted results from a recent epidemiology study that we commissioned that demonstrates the widespread use of seven to eight-hour hypnotic drugs in the middle of the night, despite the fact that these products have been approved by the FDA only for bedtime dosing. In addition, we changed the originally proposed Intermezzo® packaging from a multi-dose, blister-card unit package to a bedside, single unit-dose package with revised patient tools and instructions designed to reduce the possibility of inadvertent patient dosing errors. We also submitted data from studies of patient comprehension of the revised patient tools and instructions.

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

In July 2009, we entered into the Collaboration Agreement with Purdue that provides for an exclusive license to Purdue to commercialize Intermezzo® in the United States and pursuant to which:

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

Net Loss and Profitability

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including contract manufacturing and clinical trials. As of March 31, 2011, we had an accumulated deficit of $98.2 million. Our net loss for the years ended December 31, 2010, 2009, and 2008 was $9.3 million, $21.8 million and $20.0 million, respectively. Our net loss for the three months ended March 31, 2011 and 2010 was $1.9 million and $1.8 million, respectively. As of March 31, 2011, we had cash, cash equivalents, and marketable securities of $63.3 million and working capital of $58.6 million.

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

Financial Operations Overview

Revenue

We recognize revenue from the $25.0 million non-refundable license fee received pursuant to our Collaboration Agreement with Purdue ratably over an estimated 24-month period that commenced in August 2009 and ends in July 2011. This period represents the estimated period for which we have significant participatory obligations under the Collaboration Agreement. The revenue recognized in connection with the license fee during each of the three-month periods ended March 31, 2011 and 2010 was $3.1 million.

Research and Development Expense

Research and development expense has represented approximately 49% and 48% of total operating expense for the three months ended March 31, 2011 and 2010, respectively. Research and development costs are expensed as incurred. Research and development expense consists of expense incurred in identifying, researching, developing and testing product candidates. This expense primarily consists of the following:

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

Interest Expense

We incur interest expense on a $0.3 million loan for tenant improvements, payable to the landlord of our corporate facility in Point Richmond, California.

Other Income (Expense), Net

Other income (expense), net relates primarily to Delaware franchise tax.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

The following table summarizes results of operations with respect to the items set forth below for the three months ended March 31, 2011 and 2010, together with the percentage change in those items (in thousands).

	For the Three Months Ended March 31,
	2011	2010	$ Change	% Change
Revenue	$3,125	$3,125	$—	0%
Research and development expense	2,491	2,360	131	6%
General and administrative expense	2,544	2,604	(60)	(2%)
Interest income	24	44	(20)	(45%)
Interest expense	(3)	(3)	—	0%
Other income (expense), net	(50)	(44)	(6)	14%

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

Research and Development Expense

Research and development expense increased 6% to $2.49 million for the three months ended March 31, 2011 from $2.36 million for the comparable period in 2010. The increase of approximately $131,000 for the three months ended March 31, 2011 is primarily attributable to expense associated with our TO-2061 development program that included start-up costs for the Phase 2 clinical study. Research and development expense for the three months ended March 31, 2010 was primarily attributable to the Intermezzo® development program, including alternative packaging designs and the manufacture of clinical materials for the Intermezzo® highway driving study.

General and Administrative Expense

General and administrative expense decreased 2% to $2.54 million for the three months ended March 31, 2011 from $2.60 million for the comparable period in 2010. The approximately $60,000 decrease for the three months ended March 31, 2011 as compared to March 31, 2010 is primarily attributable to lower expense for external professional fees, including third-party consulting, market research and legal fees. These decreases were partially offset by increased non-cash stock compensation expense as we recorded $154,000 to modify the terms of certain stock options previously granted to two members of our Board of Directors to align and extend the exercise period of the options after the directors’ anticipated end of service to us in June 2011.

Interest Income

Interest income decreased 45% to $24,000 for the three months ended March 31, 2011 from $44,000 for the comparable period in 2010. The decrease of approximately $20,000 for the three months ended March 31, 2011 is attributable to lower yields on lower investment balances as compared to the same quarter in the prior year.

Interest Expense

Interest expense is comparable between quarters.

Other Income (Expense), Net

Other income (expense), net is comparable between quarters.

Liquidity and Capital Resources

At March 31, 2011, we had cash, cash equivalents and marketable securities of $63.3 million.

Sources of Liquidity

From our inception through the completion of our January 2009 merger with Novacea, Inc., or the Merger, we financed our operations primarily through private placements of preferred stock, debt financing and interest income. Through March 31, 2011, we received net proceeds of $71.0 million from the sale of preferred stock, all of which was converted to common stock upon completion of the Merger. Through the Merger in January 2009, we acquired an additional $80.9 million in cash, cash equivalents and marketable securities. On August 4, 2009, we received a $25 million non-refundable license fee from Purdue in connection with our entry into the Collaboration Agreement.

The following table summarizes our cash used in operating, used in investing and provided by financing activities (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash used in operating activities	$(4,292)	$(5,367)
Net cash used in investing activities	(5,844)	(6,605)
Net cash provided by financing activities	23	11

Operating Activities

Net cash used in operating activities was $4.29 million for the three months ended March 31, 2011, compared to $5.37 million for the three months ended March 31, 2010. Net cash used in operating activities for both periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges and noncash interest expense, as well as net changes in working capital, which included $3.1 million of revenue recognition resulting in a decrease in deferred revenue in both periods.

Investing Activities

Net cash used in investing activities was $5.84 million for the three months ended March 31, 2011, compared $6.61 million for the three months ended March 31, 2010. Net cash used in investing activities during the first quarter of 2011 and 2010 was primarily attributable to purchases of marketable securities, net of maturities. Uses of cash in investing activities for both periods also included net purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2011 was $23,000, compared to $11,000 for the three months ended March 31, 2010. Net cash provided during both periods related to common stock issuances.

Capital Resources

We expect our cash, cash equivalents, and marketable securities of $63.3 million at March 31, 2011 will be sufficient to satisfy our liquidity requirements for at least the next twelve months. We believe our investments in cash equivalents and marketable securities are highly rated and highly liquid.

Our future capital requirements will depend on, and could increase significantly as a result of, numerous forward-looking factors, including:

•	the cost and timing of regulatory approval for Intermezzo® in and outside the United States;

•

the cost of establishing or contracting for sales and marketing capabilities if Intermezzo® is approved in the United States and, as planned, we exercise our option to co-promote Intermezzo® to psychiatrists in the United States, and potential costs of being required to engage in contracting to replace Purdue’s primary care sales and marketing capabilities if our existing arrangement with Purdue is terminated;

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

We may need substantial additional capital in the future in order to complete the development plan for commercialization of Intermezzo® and to fund the development and commercialization of any future product candidates. If at any time our prospects for the commercialization of Intermezzo® diminish, we may decide to reduce operating expenses by limiting research and development efforts with respect to TO-2061 or other potential product candidates or otherwise reduce our expenses. Alternatively, until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.

We may seek to raise additional funds to facilitate our efforts to establish or contract for sales and marketing capabilities if Intermezzo® is approved in the United States and, as planned, we exercise our option to co-promote Intermezzo®, or to build our own sales force if Purdue does not continue with our collaboration. We may also raise additional funds to develop internally, acquire or in-license new products, technologies or businesses or to otherwise fund our operations.

There can be no assurance that funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants and warrants that are also dilutive. Similarly, financing obtained through future collaborations may require us to forego certain commercialization and other rights to our drug candidates. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to successfully pursue our business strategy.

Critical Accounting Policies

There were no changes to our critical accounting policies since we filed our 2010 Annual Report on Form 10-K for the year ended December 31, 2010 with the Securities and Exchange Commission, or SEC. For a description of our critical accounting policies, please refer to our 2010 Annual Report.

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

Our exposure to market risk is confined to cash, cash equivalents and marketable securities which have contractual maturities of eighteen months or less, bear interest rates at fixed rates and are denominated in, and pay interest in, U.S. dollars. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, and fiduciary control of cash and investments. We also seek to achieve income from investments consistent with our investment policy. Investments are classified as available-for-sale. We do not use derivative financial instruments in our investment portfolio. To achieve our goals, we invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying investments among a variety of high credit-quality issuers, including U.S. government agencies, commercial paper, corporate bonds and money market funds. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity, and we regularly review our portfolio against our policy. Our policy was further amended during 2009 to limit investments to U.S. Treasury debt or Securities and Exchange Commission, or SEC, registered money market funds effective September 30, 2009. A hypothetical 100 basis point increase in interest rates would result in an approximate $332,000 decrease in the fair value of our marketable securities at March 31, 2011.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, subject to the limitations described below, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were founded in January 2001 under our former name Novacea, Inc., and in January 2009 underwent a merger with Transcept Pharmaceuticals, Inc., a privately held company, or TPI, founded in 2002, whose business is currently conducted by us. Our operations to date have been limited to organizing and staffing, acquiring, developing and securing technology and undertaking preclinical studies and clinical trials. We have not yet demonstrated the ability to obtain regulatory approval and manufacture marketed products to the U.S. Food and Drug Administration, or FDA. We have also not demonstrated the ability to meet and adhere to other regulatory standards applicable to an FDA approved product, to conduct sales and marketing activities or to co-promote a product with a collaboration partner, such as our Intermezzo® collaboration partner in the United States, Purdue Pharmaceutical Products L.P., or Purdue. Consequently, any predictions you make about our future success or viability may not be as accurate as they would be if we had a longer operating history.

Furthermore, our business is not profitable and has incurred losses in each year since the inception of TPI in 2002. Our net loss for the years ended December 31, 2010, 2009 and 2008 was $9.3 million, $21.8 million, and $20.0 million, respectively. Our net loss for the three months ended March 31, 2011 was $1.9 million and we had an accumulated deficit at March 31, 2011 of $98.2 million. We expect to continue to incur losses for the foreseeable future unless Intermezzo® is approved by the FDA and we receive milestone and royalty revenue from our collaboration with Purdue that exceed our expenses. For the foreseeable future, we expect our accumulated deficit to increase as we continue our research, development, regulatory and pre-approval and pre-commercialization efforts with respect to Intermezzo® both in support of our collaboration partner in the United States and potential collaboration partners worldwide, and with respect to other product candidates, such as TO-2061. If Intermezzo® or our other product candidates do not gain regulatory approval, are not commercialized or do not achieve market acceptance, we may not be able to generate any revenue. We cannot assure you that we will ever be profitable even if Intermezzo® or any other product candidate is commercialized or that we can sustain profitability, even if achieved. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, investors could lose all or part of their investment.

Our success depends substantially on our ability to obtain regulatory approval in the United States for our lead product candidate, Intermezzo®.

Our success depends substantially on obtaining United States regulatory approval for our most advanced product candidate, Intermezzo®, for use as-needed for the treatment of insomnia when a middle of the night awakening is followed by difficulty returning to sleep, or middle of the night awakening. Regulatory approval to market pharmaceutical products in the United States requires the completion of extensive non-clinical and clinical evaluations of a product candidate, referred to as clinical trials, to demonstrate substantial evidence of both safety and efficacy of the candidate, as well as development of manufacturing processes that demonstrate the ability to reliably and consistently produce the candidate under current Good Manufacturing Practice, or cGMP, regulations. Each of these elements requires pharmaceutical development companies to exercise certain judgments concerning applicable regulatory requirements and to predict what the regulatory authority will ultimately deem acceptable. There can be no assurance that the results of the clinical trials or manufacturing processes for Intermezzo® will satisfy the regulatory requirements for approval. In addition, we have limited experience in preparing, submitting and prosecuting regulatory filings, including NDAs and other applications necessary to gain FDA approvals. A failure to meet these requirements would significantly delay or prevent FDA approval of Intermezzo® and seriously harm our ability to generate revenue.

Our success in obtaining United States regulatory approval for Intermezzo® depends on the FDA determining that the Intermezzo® highway driving study data adequately demonstrate that Intermezzo® has a favorable safety profile in its proposed indication.

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

We conducted a highway driving study to measure the potential for next day driving impairment after dosing Intermezzo® in the middle of the night, four and three hours before driving the next day. The four-hour Intermezzo® treatment condition was included to approximate dosing in accordance with proposed label instructions. The primary statistical analysis used in the study, known as a symmetry analysis, showed no statistically significant drug effect on driving performance in subjects who began driving an automobile four hours after receiving a middle of the night dose of Intermezzo®. A secondary analysis that evaluated mean differences in the standard deviation of lateral position, or SDLP, between Intermezzo® and placebo administered four hours prior to driving showed a difference of 0.8 cm, which was statistically significant. The three-hour treatment condition was included in the study to help the FDA characterize the safety profile of Intermezzo® if it were not used as directed and taken with less than four hours before driving. The symmetry analysis showed statistically significant drug effect on driving performance in subjects who began driving three hours after dosing Intermezzo®. A secondary analysis that evaluated mean differences in SDLP between Intermezzo® and placebo administered three hours prior to driving showed a difference of 1.5 cm, which was statistically significant. One drive that started three hours after dosing Intermezzo® was discontinued due to excessive driver drowsiness.

The results of our study are subject to different interpretations. The general risks of study interpretation are heightened by the fact that, to our knowledge, this is the first study of residual effects on highway driving ability conducted in support of FDA approval of a new sleep agent. Therefore, commonly accepted protocols, study endpoints and statistical evaluation methodologies have not been established. Further, we are not aware of an established link between the magnitude of a drug induced increase in the mean SDLP during a highway driving test and the severity of real world driving impairment, including accident risk. We also believe there is no generally accepted minimum change in SDLP that would definitively signify an actual increased safety risk when a subject drives after dosing a hypnotic. Because we believe this study design is new to the FDA, we expect that the FDA will analyze the data generated by the study in different ways to understand the safety profile of Intermezzo® before making a decision as to whether to grant marketing approval. The FDA may interpret our driving results as failing to demonstrate that Intermezzo® can be reliably used safely, ask us to conduct additional studies or deny our application for marketing approval for Intermezzo®. Additional studies in support of the NDA, if later determined to be required, may include a repeat of the Intermezzo® highway driving study in a larger population or other studies to assess other measurements of drug safety.

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

We have discussed with the FDA our plan to minimize inadvertent dosing errors through our change in packaging from a multi-dose, blister-card package to a bedside, single unit-dose package, new patient tools and revised instructions designed to reduce such dosing errors. We have also discussed with the FDA how to assess the adequacy of the proposed new packaging to address FDA concerns regarding the potential for inadvertent dosing errors. In January 2010, the FDA expressed continuing concern about the risk of inadvertently dosing with less than four hours of time remaining in bed. If an evaluation of a new product packaging is required in support of FDA approval of Intermezzo®, there also can be no assurance that we will be able to effectively design or carry out such an evaluation in a cost-effective manner, or at all, or that the FDA will find any data arising from such an evaluation to be supportive of our efforts to gain approval for Intermezzo®. Accordingly, if the FDA believes that our new single unit-dose package, new patient tools and revised patient instructions do not adequately reduce inadvertent dosing errors, our resubmitted Intermezzo® NDA could be denied and our business would be materially harmed.

The FDA also discussed with us whether a pre-approval patient use study, a study to define patient ability to properly follow instructions under actual conditions of use, would be required for the approval of Intermezzo®. We have no current plans to conduct a patient use study because of the challenges and limitations of such a study and have submitted to the FDA our position in this regard. The risks associated with designing and conducting such an evaluation are heightened by the fact that recognized standards for such evaluations have not been established. The FDA indicated that it would consider our position on the challenges and limitations of a pre-approval use study as part of the overall resubmission of the Intermezzo® NDA. The FDA may not agree with our proposal and may require us to conduct such a study as a condition of approval. If we are required to conduct a pre-approval patient use study, notification of such requirement may not be delivered to us until after FDA review of our resubmitted NDA for Intermezzo®. If the FDA does not agree with our proposal to not conduct a use study, approval of a resubmitted Intermezzo® NDA could be denied and our business would be materially harmed. If we are required to conduct a pre-approval patient use study, the conduct of such a study may not result in reliable data or data that would be supportive of FDA approval. Even if a patient use study were to generate data that were supportive of FDA approval for Intermezzo®, the design and conduct of the study would be costly and result in a significant delay to our obtaining such approval.

Our driving study was designed, in part, to characterize the safety profile of Intermezzo® if it were not taken as directed with at least four hours of bedtime remaining, such as if patients were unable to follow dosing instructions and inadvertently mis-dose Intermezzo®. The symmetry analysis showed statistically significant drug effect in the three-hour treatment condition of the Intermezzo® driving study. A secondary analysis that evaluated mean differences in SDLP between Intermezzo ® and placebo administered three hours prior to driving showed a difference of 1.5 cm, which was also statistically significant. In addition, in the three-hour treatment condition of the study, one drive was discontinued due to excessive driver drowsiness. We believe the FDA will consider the adequacy of our new proposed packaging to minimize dosing errors in the context of the data from our completed highway driving study. However, after reviewing our driving study data, the FDA may deny marketing approval for Intermezzo® or request that we conduct a pre-approval patient use study to demonstrate that Intermezzo® can be used safely by demonstrating the extent to which patients inadvertently use Intermezzo® in the middle of the night in a manner inconsistent with the proposed label.

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

Despite the FDA’s statement in the Complete Response Letter that we presented substantial evidence of effectiveness of Intermezzo®, there can be no assurance that the FDA will not come to a different interpretation of our previously submitted clinical trial data, including data from our two pivotal Phase 3 clinical trials that served as the basis for our Intermezzo® NDA, or otherwise alter its view and conclude that Intermezzo® is not sufficiently effective, or safe, to warrant approval. For example, the FDA may re-review Intermezzo® safety and efficacy in elderly patients, studied endpoints, effect size in our clinical trials, studied patient population, and variability in efficacy and safety outcomes among patients.

Because the FDA has not approved a pharmaceutical product specifically to treat middle of the night awakening, there can be no assurance that the FDA will approve this new indication within the insomnia category. While we may continue our efforts to obtain and to follow FDA guidance in order to receive approval of Intermezzo®, the FDA may not agree that any new data or trial results we submit will be sufficient to support Intermezzo® approval, or may reconsider its guidance, require more clinical trials or otherwise require additional data or studies to justify a new middle of the night awakening indication in the insomnia market.

We may require substantial additional funding and may need to curtail operations if we are unable to raise capital when needed.

We have no current source of product revenue. We have a limited operating history and have not yet commercialized any products. We had cash, cash equivalents and marketable securities of $63.3 million at March 31, 2011. We expect our negative cash flows from operations to continue for the foreseeable future as we undertake activities to pursue the regulatory approval and commercialization of Intermezzo®, including the planned development of a psychiatry sales force, develop TO-2061 and other product candidates and seek additional products and product candidates through business development efforts. We do not know how long it will take to obtain regulatory approval of Intermezzo®, or if such approval is obtainable. We also expect negative cash flows beyond any potential regulatory approval and product launch of Intermezzo®. As a result, we will need to generate significant revenue to pay these costs and achieve profitability. We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to gain regulatory approval of Intermezzo® and generate revenue from the sale of our products and from our existing and potential future collaborations.

If the timing of potential product approval and launch is significantly delayed as a result of FDA or other regulatory approval delays, the Collaboration Agreement with Purdue is terminated or other factors arise, our cash, cash equivalents and marketable securities may prove insufficient to fund our operations through the commercial launch of Intermezzo®. Also, Purdue may be obligated to pay us a milestone payment if it elects to continue with the Collaboration Agreement after an FDA approval of Intermezzo®. This potential payment would have been $30 million if Intermezzo® approval were received before July 31, 2010, but is now being reduced by $2.0 million for each 30-day period that our receipt of an NDA approval for Intermezzo® is delayed beyond June 30, 2010, and would be $6.0 million if Intermezzo® were approved on its July 14, 2011 PDUFA date. Further, the development and potential regulatory approval of additional product candidates will likely require additional funding which may not be available at the time needed on commercially reasonable terms, if at all.

We currently believe that our available cash, cash equivalents and marketable securities and interest income will be sufficient to fund our anticipated levels of operations for at least the next twelve months. However, our future capital requirements will depend on many factors, including:

•	our ability to obtain FDA approval for Intermezzo® on or around our July 14, 2011 PDUFA date;

•

the cost of establishing or contracting for sales and marketing capabilities if Intermezzo® is approved in the United States and, as planned, we exercise our option to co-promote Intermezzo® to psychiatrists in the United States, and potential costs of being required to engage in contracting to replace Purdue’s primary care sales and marketing capabilities if our existing arrangement with Purdue is terminated;

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

In addition, we may seek to raise additional funds to facilitate our efforts to establish or contract for sales and marketing capabilities if Intermezzo® is approved in the United States and, as planned, we exercise our option to co-promote Intermezzo®, or to build our own sales force if Purdue does not continue with our collaboration. We may also raise additional funds to develop internally, acquire or in-license new products, technologies or businesses or to otherwise fund our operations.

There can be no assurance that funding, if needed, will be available on attractive terms, or at all. Our failure to raise capital as and when needed may require us to significantly curtail one or more of our development, licensing or acquisition programs, which could have a negative impact on our financial condition and our ability to successfully pursue our business strategy.

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

We are seeking approval for Intermezzo® under Section 505(b)(2) of the FFDCA, enacted as part of the Drug Price Competition and Patent Restoration Act of 1984, otherwise known as the Hatch-Waxman Act, which permits applicants to rely in part on clinical and non-clinical data generated by third parties. We also plan to rely on the Hatch-Waxman Act to seek approval of TO-2061, which is at an earlier stage of development.

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

Our NDA also relies on prior FDA findings of safety and effectiveness of previously approved products, and we have made certifications in our NDA under Section 505(b)(2) requirements based on the listed patents in the FDA publication “Approved Drug Products with Therapeutics Equivalence Evaluations,” or the Orange Book, for certain of these referenced products. Currently, there are no unexpired patents for referenced zolpidem products listed in the Orange Book. In the event that one or more patents is listed in the Orange Book for the referenced product after our submission of additional information in support of our NDA for Intermezzo®, we may also be required to evaluate the applicability of these patents to Intermezzo® and submit additional certifications. A paragraph III certification, stating that a listed patent has not expired, but will expire on a particular date, may delay the approval of Intermezzo® until the expiration of the patent. A paragraph IV certification, stating that a listed patent is invalid, unenforceable, or not infringed by Intermezzo® may require us to notify the patent owner and the holder of the NDA for the referenced product of the existence of the Intermezzo® NDA, and may result in patent litigation against us and the entry of a 30-month stay of FDA ability to issue final approval of the 505(b)(2) NDA for Intermezzo®.

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

The success of sales of Intermezzo® in the United States will be dependent on the ability of Purdue to successfully launch and commercialize Intermezzo®, if approved by the FDA, pursuant to the Collaboration Agreement we entered into in July 2009. The terms of the Collaboration Agreement provide that Purdue has the ability to terminate such arrangement for any reason at any time upon 180-days’ notice and within 10 business days after we forward to Purdue the documentation we receive from the FDA in connection with any approval of Intermezzo® in the United States. Thus, for example, even if the measures taken to address FDA concerns on the safety of Intermezzo® are successful to obtain FDA approval, Purdue may determine that the approved product label, or any post-marketing requirements mandated by FDA, have made Intermezzo® a less attractive commercial product for Purdue and terminate our collaboration. If the Collaboration Agreement is terminated, our business and our ability to generate revenue from sales of Intermezzo® will be substantially harmed and we will be required to develop our own sales and marketing organization or enter into another strategic collaboration in order to commercialize Intermezzo® in the United States. Such efforts may not be successful and, even if successful, would require substantial time and resources to carry out.

The manner in which Purdue launches Intermezzo®, including the timing of launch and potential pricing, will have a significant impact on the ultimate success of Intermezzo® in the United States, and the success of the overall commercial arrangement with Purdue. If launch of commercial sales of Intermezzo® in the United States by Purdue is delayed or prevented, our revenue will suffer and our stock price will decline. Further, if launch and resulting sales of Intermezzo® are not deemed successful, our stock price will decline. Also, if Intermezzo® does not receive FDA approval on or before July 31, 2011, Purdue is no longer obligated to meet certain minimum spending obligations related to its sales and marketing efforts in support of Intermezzo®, assuming it continues with our collaboration after any such approval. This could occur, for example, if an FDA determination on our NDA is delayed beyond our current July 14, 2011 PDUFA date. Any lesser effort by Purdue in its Intermezzo® sales and marketing efforts may result in lower revenue and thus lower royalties paid to us. The outcome of Purdue commercialization efforts could also have an effect on investors’ perception of potential sales of Intermezzo® outside of the United States, which could also cause a decline in our stock price and may make it more difficult to enter into strategic collaborations outside the United States.

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

If we choose to exercise our co-promotion option and are unable to establish an effective and profitable sales and marketing infrastructure in the United States, our financial performance could be substantially harmed.

In order to commercialize Intermezzo® or any other product candidates successfully, we must enter into and maintain strategic collaborations to perform, and/or acquire or internally develop a sales and marketing infrastructure. We have entered into a strategic collaboration for commercialization of Intermezzo® in the United States with Purdue and plan to develop our own sales force and marketing infrastructure to co-promote Intermezzo® to psychiatrists in the United States. If we exercise our co-promotion option as planned and are unable to develop a successful sales and marketing infrastructure to effectively commercialize Intermezzo®, our ability to generate additional revenue from potential sales of Intermezzo® to psychiatrists would be substantially harmed. Even if we develop an effective sales and marketing organization, we may not be able to generate sufficient revenue from our additional co-promotion royalties from Purdue to make that operation profitable during the first several years of operation, or at all.

The development of sales and marketing infrastructure is difficult and time consuming, and requires substantial financial and other resources. Factors that may hinder our efforts to develop an internal sales and marketing infrastructure include:

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

If Intermezzo® receives marketing approval, it will compete in this large market against well-established branded products with a history of deep market penetration and significant advertising support, as well as with new market entrants and generic competitors selling zolpidem and other sleep aids at a fraction of the price at which we or our collaboration partner plan to sell Intermezzo®.

We believe that if Intermezzo® is approved on a timely basis, and with the label we have requested from the FDA, it will be the first sleep aid approved by the FDA specifically for use in the middle of the night at the time that patients awaken and have difficulty returning to sleep. However, currently approved and marketed seven to eight-hour therapeutics can also treat this condition when used to deliver a prophylactic dose of a sleep aid at the beginning of the night. In the fourth quarter of 2010, Transcept sponsored an epidemiology study conducted by Dr. Ronald Kessler, which demonstrated the off-label middle of the night use of such seven to eight-hour sleep aids. The study suggested that approximately 11% of all hypnotic users sometimes take their sleep aid in the middle of the night in order to return to sleep, and that approximately 50% of those hypnotic users who reported middle of the night awakening as their most bothersome insomnia symptom sometimes take their bedtime sleep aid in the middle of the night. Despite the fact that currently available sleep aids are not approved to be taken in the middle of the night, these findings suggest the possibility that some patients may use, or continue to use, these products, or their low cost generic versions, even if Intermezzo® is approved. The most directly competitive approved products in the United States are Ambien® and Ambien CR®, marketed by sanofi-aventis, and generic forms of which are available from multiple manufacturers.

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

Lunesta® (eszopiclone), marketed by Sunovion Pharmaceuticals Inc., a subsidiary of Dainippon-Sumitomo Pharma Co. Ltd., and Rozerem® (ramelteon), marketed by Takeda Pharmaceuticals Company Limited, can similarly treat middle of the night awakenings by providing a prophylactic dose at bedtime in order to avoid a middle of the night awakening. Also, short duration products such as Sonata®, which utilizes the active ingredient zaleplon and is marketed by King Pharmaceuticals, Inc., have been used off-label for the as-needed treatment of middle of the night awakenings. In March 2010, Somaxon Pharmaceuticals, Inc. announced FDA approval of Silenor®, a low dose doxepin formulation intended for use at bedtime, for the treatment of both transient (short term) and chronic (long term) insomnia characterized by difficulty with sleep maintenance in both adults and elderly patients. In clinical trials, the doxepin product demonstrated maintenance of sleep into the seventh and eighth hours of the night, with no meaningful evidence of next day residual effects. In September 2010, Somaxon announced that Silenor® was commercially available in the United States. Other drugs, such as the antidepressant generic trazodone, are also widely prescribed off-label for the treatment of insomnia.

Other companies may develop products to compete with Intermezzo®.

We are aware of several products currently in development which are seeking indication statements from the FDA for the treatment of middle of the night awakenings. Neurocrine Biosciences, Inc. received an approvable letter from the FDA in December 2007 for its product candidate, indiplon, which was proposed to be used for sleep initiation and middle of the night dosing, that requested additional clinical and pre-clinical studies. NovaDel Pharma, Inc. has commenced development of a low-dose version of Zolpimist™ for the treatment of middle of the night awakenings with the intent to enter such product candidate into clinical trials, and Somnus Therapeutics Inc. has indicated that it is similarly targeting treatment of middle of the night awakenings with development of its controlled-release zaleplon formulation, SKP-1041. Additionally, Alexza Pharmaceuticals, Inc. is developing AZ-007, immediate release Staccato zaleplon, for its ability to treat middle of the night awakenings.

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

Even if our product candidates receive regulatory approval in the United States, we or any future partners may never receive approval or commercialize our products outside of the United States.

In order to market and commercialize any products outside of the United States, we and any future partners must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional pre-clinical studies and clinical trials and additional administrative review periods. For example, European regulatory authorities generally require clinical testing comparing the efficacy of the new drug to an existing drug prior to granting approval. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States, as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States.

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

The commercial success, if any, of Intermezzo® and TO-2061 depends, in part, on certain patent rights and rights we are seeking through certain patent applications.

The potential commercial success of Intermezzo® depends in part on two issued patents from the U.S. Patent and Trademark Office, or USPTO, covering the formulation and use of Intermezzo® that expire no earlier than February 2025. Our Intermezzo® commercial success may also depend upon a patent application that would cover methods of use of zolpidem to treat middle of the night insomnia. In addition, we have pending certain foreign equivalent patent applications. We also have pending applications covering methods of treating OCD with ondansetron in combination with first-line pharmacotherapy, and optionally atypical antipsychotic drugs.

There can be no assurance that our pending patent applications and applications we may file in the future, or those applications we may license from third parties, will result in patents being issued in a timely manner, or at all. Even if patents issue, the claims in such patents may not issue in a form that will be advantageous to us, may not encompass Intermezzo®, TO-2061 or our other product candidates and their unique features, and may not provide us with proprietary protection or competitive advantages. For instance, with Intermezzo®, competitors may be able to engineer around our formulation patents and applications with alternate formulations that deliver therapeutic effects similar to potential products covered by our zolpidem formulation patents and applications. Other drug companies may also be able to develop generic versions of our products if we are unable to maintain our proprietary rights. For example, drug makers may attempt to introduce low-dose zolpidem or ondansetron products similar to our products immediately after the expiration of Hatch-Waxman marketing exclusivity and prior to the expiration of patents that may be issued relating to our respective products by challenging the validity of our patents or certifying that their competitive products do not infringe our patents. Furthermore, among other limitations, the method-of-use patent applications that have been filed to encompass Intermezzo® are limited in scope to certain uses of zolpidem, so potential competitors could develop similar products using active pharmaceutical ingredients other than zolpidem. Any patents that have been allowed, we have obtained or do obtain may be challenged by re-examination, opposition, or other administrative proceeding, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid.

The active, and many of the inactive, ingredients in Intermezzo® and TO-2061, including generically manufactured zolpidem and ondansetron, respectively, have been known and used for many years. The zolpidem and ondansetron compositions of matter are no longer subject to patent protection. Accordingly, certain of our patents for Intermezzo® are directed to the particular formulations of its ingredients. Also, for both Intermezzo® and TO-2061, we are seeking patent protection for new uses of such compounds. Although we believe our formulations and the use of our product candidates are patentable, and patents covering or arising from such product candidates will provide a competitive advantage, such patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations. Moreover, if our patents were successfully challenged and ruled to be invalid, we would be exposed to direct competition.

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

In the event a competitor infringes upon one of our patents or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from management. Under the Collaboration Agreement, Purdue has the right, but not the obligation, to bring action against a party engaged in infringement of our patents covering Intermezzo®, and, we are required to share in the costs related to any such action. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.

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

Provisions in the Collaboration Agreement with Purdue, our certificate of incorporation and our bylaws may delay or prevent an acquisition or a change in management. These provisions include an agreement with Purdue that prevents Purdue from acquiring above a certain percentage of our stock and engaging in certain other activities that may lead to an acquisition of our company. Such provisions in our charter documents include a classified board of directors, a prohibition on actions by written consent of stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us unless certain conditions are met. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by stockholders to replace or remove the then-current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

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

Our common stock is closely held and our trading volume is low. Our executive officers, directors and their affiliates beneficially own approximately 57% of our approximately 13.5 million outstanding shares of common stock as of March 31, 2011. Significant portions of these shares are held by a small number of stockholders. In addition, one investor otherwise unaffiliated with us beneficially owns an additional approximately 7% of our common stock as of March 31, 2011 based on filings made with the Securities and Exchange Commission, or SEC. The average daily trading volume of shares of our common stock on The NASDAQ Stock Market during the three months ended March 31, 2011 was approximately 24,000 shares.

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

In addition, certain of our directors, executive officers and large stockholders have established predetermined selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934 for the purpose of effecting sales of common stock.

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

Our executive officers, directors and their affiliates beneficially own or control approximately 57% of the outstanding shares of our common stock as of March 31, 2011. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit the other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 16th day of May 2011.

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