Form 10-Q
period 2011-06-30
Transcept Pharmaceuticals Inc
filed 2011-08-15
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 10, 2011, 13,522,672 shares of our common stock, $0.001 par value, were outstanding.

Index to Financial Statements

Transcept Pharmaceuticals, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,898	$13,720
Marketable securities	54,728	54,251
Prepaid and other current assets	1,169	1,252
Restricted cash	200	200

Total current assets	60,995	69,423
Property and equipment, net	438	614
Goodwill	2,962	2,962
Other assets	808	808

Total assets	$65,203	$73,807

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,191	$598
Accrued liabilities	1,197	1,393
Deferred revenue	1,042	7,292
Other liabilities, current portion	298	365

Total current liabilities	3,728	9,648
Other liabilities, non-current portion	177	348

Total liabilities	3,905	9,996
Stockholders’ equity:
Common stock	14	13
Additional paid-in capital	161,642	160,010
Accumulated deficit	(100,399)	(96,214)
Accumulated other comprehensive income	41	2

Total stockholders’ equity	61,298	63,811

Total liabilities and stockholders’ equity	$65,203	$73,807

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
License fee revenue	$3,125	$3,125	$6,250	$6,250
Operating expense:
Research and development	2,763	2,407	5,254	4,767
General and administrative	2,582	2,769	5,126	5,373

Total operating expense	5,345	5,176	10,380	10,140

Loss from operations	(2,220)	(2,051)	(4,130)	(3,890)
Interest income	21	37	45	81
Interest expense	(2)	(4)	(5)	(7)
Other income (expense), net	(45)	(43)	(95)	(87)

Net loss	$(2,246)	$(2,061)	$(4,185)	$(3,903)

Basic and diluted net loss per share	$(0.17)	$(0.15)	$(0.31)	$(0.29)

Weighted average shares outstanding	13,488	13,402	13,475	13,397

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(4,185)	$(3,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216	255
Stock-based compensation	1,358	914
Amortization of lease liability	(197)	(218)
Loss on disposals of fixed assets	—	2
Amortization of premium on available for sale securities	781	798
Changes in operating assets and liabilities:
Prepaid and other current assets	83	(15)
Accounts payable	593	151
Accrued and other liabilities	(227)	(1,010)
Deferred revenue	(6,250)	(6,250)

Net cash used in operating activities	(7,828)	(9,276)

Investing activities
Purchases of property and equipment, net	(40)	(31)
Purchases of marketable securities	(34,719)	(59,963)
Maturities of marketable securities	33,500	62,250

Net cash (used in) provided by investing activities	(1,259)	2,256

Financing activities
Proceeds from issuance of common stock, net	265	101

Net cash provided by financing activities	265	101
Net decrease in cash and cash equivalents	(8,822)	(6,919)
Cash and cash equivalents at beginning of period	13,720	17,031

Cash and cash equivalents at end of period	$4,898	$10,112

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Transcept Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the field of neuroscience. The Company’s most advanced product candidate is Intermezzo® (zolpidem tartrate sublingual tablet), which is being developed as a prescription sleep aid for use in the middle of the night at the time a patient awakens and has difficulty returning to sleep. Transcept and Purdue Pharmaceutical Products, L.P. (“Purdue”) have entered into a collaboration agreement for the development and commercialization of Intermezzo® in the United States. The Company is also developing TO-2061, a low dose ondansetron adjunctive therapy for patients with obsessive compulsive disorder (“OCD”) who have not adequately responded to treatment with first-line pharmacotherapy. The Company operates in one business segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying condensed consolidated balance sheet at December 31, 2010 has been derived from our audited financial statements at that date. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011 or for any other interim period or any other future year.

The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the United States Securities and Exchange Commission on March 30, 2011.

Need to Raise Additional Capital

As of June 30, 2011, the Company had cash, cash equivalents and marketable securities of $59.6 million, working capital of $57.3 million, and an accumulated deficit of approximately $100.4 million. Management expects to continue to incur additional losses in the foreseeable future as the Company continues its research and development activities. Management believes that cash, cash equivalents and marketable securities balances on hand at June 30, 2011 will be sufficient to fund planned expenditures for at least the next twelve months. The Company may need substantial additional capital in the future to complete its development plan for regulatory approval and commercialization of Intermezzo® and to fund the development and commercialization of any future product candidates. Until the Company can generate a sufficient amount of product revenue, if ever, it expects to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. There can be no assurance that the Company will be successful in consummating any such financing transaction, or if the Company does consummate such a transaction, that the terms and conditions of such transaction will be favorable. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants and warrants that are also dilutive. Similarly, financing obtained through future collaborations may require the Company to forego certain commercialization and other rights to its drug candidates. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to successfully pursue its business strategy.

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

The Company recorded employee stock-based compensation costs of $571,000 and $1,129,000 for the three and six months ended June 30, 2011, respectively, and $477,000 and $914,000 for the three and six months ended June 30, 2010, respectively, in accordance with the provisions of ASC Topic 718. No related tax benefits of stock-based compensation costs have been recognized since the Company’s inception. The Company issued 40,803 and 55,068 common shares for the three and six months ended June 30, 2011, respectively, upon stock option exercises.

Additionally, during the six months ended June 30, 2011, the Company modified the terms of certain stock options previously granted to two members of its Board of Directors to align and extend the exercise period of the options after the directors’ end of service to the Company in June 2011. These modifications resulted in additional compensation expense of $154,000 during the six months ended June 30, 2011. The Company accounted for the modifications of stock option awards in accordance with the provisions of ASC Topic 718.

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

Effective January 1, 2011, the Company adopted ASU No. 2010-17, Milestone Method of Revenue Recognition on a prospective basis. ASU No. 2010-17 (1) limits the scope of this ASU to research or development arrangements, and (2) requires that guidance in this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received). However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The adoption of ASU No. 2010-17 did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(2,246)	$(2,061)	$(4,185)	$(3,903)

Denominator:
Weighted average shares outstanding	13,491	13,421	13,477	13,415
Less: Weighted average shares subject to repurchase	(3)	(19)	(2)	(18)

Denominator for basic and diluted net loss per share	13,488	13,402	13,475	13,397

Basic and diluted net loss per share	$(0.17)	$(0.15)	$(0.31)	$(0.29)

The following outstanding shares subject to options and warrants to purchase common stock and common stock subject to repurchase were antidilutive due to a net loss in the periods presented and, therefore, were excluded from dilutive securities computation as of the periods indicated below (in thousands):

	June 30,
	2011	2010
Excluded potentially dilutive securities (1):
Shares subject to options to purchase common stock	2,786	2,367
Shares subject to warrants to purchase common stock	156	156
Common stock subject to repurchase	1	13

Total	2,943	2,536

(1)	The number of shares is based on maximum number of shares issuable on exercise of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized gains (losses) on available-for-sale securities. Total comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss	$(2,246)	$(2,061)	$(4,185)	$(3,903)
Changes in unrealized gain (loss) on marketable securities	24	(5)	39	(23)

Comprehensive net loss	$(2,222)	$(2,066)	$(4,146)	$(3,926)

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Fair Value

On January 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (formerly SFAS No. 157) as it applies to its financial assets and financial liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the estimated exit price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date rather than on an entry price which represents the purchase price of an asset or liability. ASC Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

•	Level 1 – Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – Unobservable inputs (i.e., inputs that reflect the reporting entity’s own assumptions about the assumptions that market participants would use in estimating the fair value of an asset or liability) are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In accordance with ASC Topic 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200	$200	$—	$—
Money market funds	3,703	3,703	—	—
U.S. Treasury securities	54,728	—	54,728	—

	$58,631	$3,903	$54,728	$—

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

No other assets or liabilities were carried at fair value as of June 30, 2011 and December 31, 2010.

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. There were no transfers of assets between different fair-value levels during the periods presented.

4. Cash, Cash Equivalents, and Marketable Securities

The following is a summary of cash, cash equivalents, restricted cash, and marketable securities as of the respective dates (in thousands):

	June 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash	$1,195	$—	$—	$1,195
Certificates of deposit	200	—	—	200
Money market funds	3,703	—	—	3,703
U.S. Treasury securities	54,687	41	—	54,728

	$59,785	$41	$—	$59,826

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash	$582	$—	$—	$582
Certificates of deposit	200	—	—	200
Money market funds	13,138	—	—	13,138
U.S. Treasury securities	54,249	2	—	54,251

	$68,169	$2	$—	$68,171

There were no sales of available-for-sale marketable securities during the first six months of 2011 or 2010. The amortized cost and estimated fair value of available-for-sale marketable securities at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Cost	Fair value	Cost	Fair value

Cash equivalents	$4,898	$4,898	$13,720	$13,720
Marketable securities	54,687	54,728	54,249	54,251
Restricted cash	200	200	200	200

	$59,785	$59,826	$68,169	$68,171

Based on the fair value of the Company’s marketable securities at June 30, 2011, $13,682,000 had a maturity of between one and two years, and the remaining $41,046,000 had maturities of one year or less.

5. Collaboration Agreement

On July 31, 2009, the Company signed the United States License and Collaboration Agreement (“Collaboration Agreement”) with Purdue that provides an exclusive license to Purdue to commercialize Intermezzo® in the United States and pursuant to which:

•	On August 4, 2009, Purdue paid the Company a $25.0 million non-refundable license fee;

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	The Company is obligated to seek U.S. Food and Drug Administration (“FDA”) approval of Intermezzo® and to continue development of Intermezzo® at its expense until FDA approval; and

•	If Purdue does not elect to terminate the collaboration after its review of an FDA approval of Intermezzo®, or otherwise:

•

The Company is obligated to transfer the Intermezzo® New Drug Application (“NDA”) to Purdue and Purdue is obligated to assume the expense associated with maintaining the NDA and further development of Intermezzo® in the United States, including any expense associated with post-approval studies;

•	Purdue is obligated to commercialize Intermezzo® in the United States at its expense using commercially reasonable efforts;

•	Purdue is obligated to pay the Company tiered base royalties on net sales of Intermezzo® in the United States ranging from the mid-teens up to the mid-twenty-percent level;

•

Purdue would no longer be obligated to pay the Company a regulatory approval milestone payment if FDA approval of Intermezzo® occurs after September 23, 2011 (under the terms of the Collaboration Agreement, Purdue is obligated to pay the Company an amount equal to $30.0 million, less $2.0 million for each 30-day period that an NDA approval for Intermezzo® is delayed beyond June 30, 2010);

•

Purdue is obligated to pay the Company a $10.0 million patent milestone payment if either of two issued formulation patents is listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book; and

•

Purdue is potentially obligated to pay the Company up to an additional $80.0 million upon meeting an additional intellectual property milestone and upon the achievement of certain net sales targets for Intermezzo® in the United States.

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

The Company is recognizing revenue from the $25.0 million non-refundable license fee ratably over an estimated 24-month period from August 2009 through July 2011. This period represented the estimated period for which the Company had significant participatory obligations under the Collaboration Agreement. See Note 7, Subsequent Events. During the quarter ending September 30, 2011, the Company will re-assess the estimated time period over which the remaining $1.04 million of revenue will be recognized. Revenue recognized in connection with the license fee during the three and six months ended June 30, 2011 and 2010 was $3.1 million and $6.3 million, respectively.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Commitments and Contingencies

Legal proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company is not currently involved in any material legal proceedings.

7. Subsequent Events

Intermezzo® NDA Complete Response Letter

On July 14, 2011, the FDA issued a second Complete Response Letter relating to the resubmitted Intermezzo® NDA indicating that the application could not be approved in its present form. In the Complete Response Letter, the FDA confirmed that the Company has adequately demonstrated that Intermezzo® is efficacious in its intended indication, for use as needed in the treatment of insomnia when a middle of the night awakening is followed by difficulty returning to sleep. However, like the first Complete Response Letter received in October 2009, the FDA stated that it cannot conclude that the Company has adequately demonstrated that Intermezzo® can be used safely based on the information in the resubmitted NDA. The Company is working to respond to the issues presented in the Complete Response Letter and to meet with the FDA to discuss the potential paths forward.

Goodwill

Subsequent to the Company’s receipt of the Complete Response Letter in July 2011, the Company’s stock price declined significantly, which may indicate a goodwill impairment. The Company performs its annual goodwill impairment analysis in the third quarter of each year and will consider the fair value of the Company relative to its book value in performing that analysis at September 30, 2011.

Workforce reduction

On July 15, 2011, the Company implemented a reduction of approximately 45% of the Company’s workforce. The reduction plan carries out a realignment of the Company’s workforce and operations after receipt of the July 14, 2011 Intermezzo® Complete Response Letter. The Company expects to substantially complete the reduction plan during the third quarter of 2011. Employees subject to the workforce reduction plan are eligible for one-time severance benefits that include severance and benefits continuation expenses of approximately $1.1 million in total, which expenses are expected to be recorded in the third quarter of 2011. Further, the affected employees will receive one year accelerated vesting on outstanding options upon signing a separation and release agreement with the Company, and the affected employees will also be given the choice to extend the exercise period of their options to one year following termination. The Company currently cannot determine the total expense related to the modification of these stock option awards but expects to file an amendment to its Form 8-K announcing the workforce reduction within four business days of making such determination.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. Transcept Pharmaceuticals, Inc., or Transcept, intends that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and actual Transcept results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	expectations regarding our ability to work with the FDA to define a commercially reasonable development path forward for the regulatory approval of Intermezzo®;

•	expectations regarding our TO-2061 development program;

•	the potential for Intermezzo® to be the first sleep aid approved for use as-needed for the treatment of insomnia when a middle of the night awakening is followed by difficulty returning to sleep;

•	expected activities and responsibilities of us and Purdue Pharmaceutical Products L.P., or Purdue, under our United States License and Collaboration Agreement, or the Collaboration Agreement;

•	our potential receipt of revenue under the Collaboration Agreement, including milestone and royalty revenue;

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

Forward-looking statements do not reflect the potential impact of any future in-licensing, collaborations, acquisitions, mergers, dispositions, joint ventures, or investments Transcept may enter into or make. Transcept undertakes no obligation to, and expressly disclaims any obligation to, revise or update the forward-looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, which are more fully discussed in the “Risk Factors” section and elsewhere in this Annual Report, including, but not limited to, those risks and uncertainties relating to:

•	whether we will be able to work with the FDA to define a commercially reasonable development path to support the potential approval of Intermezzo® in its intended indication;

•	results in our clinical trials being insufficient to obtain FDA regulatory approval of Intermezzo® or to grant marketing exclusivity for Intermezzo® under Hatch-Waxman;

•	potential termination of the Collaboration Agreement by Purdue, even if Intermezzo® is approved by the FDA;

•	our ability to satisfy conditions under the Collaboration Agreement with Purdue required for Purdue to carry out its obligations under such agreement;

•	the potential for delays in or the inability to complete commercial partnership relationships, including additional marketing alliances for Intermezzo® outside the United States;

•	difficulties or delays in building a sales and marketing organization in connection with any exercise of our co-promote option to psychiatrists under the Collaboration Agreement;

•	inability to operate any sales and marketing organization profitably in connection with any exercise of our co-promote option to psychiatrists under the Collaboration Agreement;

•	physician or patient reluctance to use Intermezzo®, if approved by the FDA;

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

On July 14, 2011, the FDA issued a second Complete Response Letter to the Intermezzo® NDA indicating that the application, which was resubmitted in January 2011, was not approved. In the July 2011 Complete Response Letter, the FDA confirmed that we adequately demonstrated that Intermezzo® is efficacious in its intended indication. However, like the first Complete Response Letter received in October 2009, the FDA stated that it cannot conclude that we adequately demonstrated that Intermezzo® can be used safely based on the information in the resubmitted NDA.

The proposed label for Intermezzo® indicates that Intermezzo® should only be taken when patients have at least four hours of bedtime remaining before being active again. In the original, October 2009 Complete Response Letter, the FDA indicated that we must demonstrate that Intermezzo®, when taken as directed, would not unacceptably impair next-morning driving ability.

To address FDA concerns raised in the October 2009 Complete Response Letter, we agreed with the FDA that a highway driving study conducted to assess the effect of Intermezzo® on subjects’ next-day driving ability would provide a reasonable approach to characterize the safety profile of Intermezzo®. In the four-hour treatment condition of this highway driving study, the primary analysis used to determine the capacity of Intermezzo® to impair driving showed no statistically significant difference between Intermezzo® and placebo. In a secondary analysis, the mean effect on driving ability four hours after dosing was statistically different from placebo, but below the level considered in the literature to define the threshold of potential driving impairment.

In the July 2011 Complete Response Letter, the FDA stated that patients with higher zolpidem blood levels from Intermezzo® could be at risk of unacceptable next-day impairment. The FDA further hypothesized that such patients may belong to distinct and identifiable demographic groups.

In its October 2009 Complete Response Letter, the FDA asked us to demonstrate that inadvertent Intermezzo® dosing errors could be adequately minimized, or that the potential adverse effects of such dosing errors on driving safety could be shown to be acceptable. Potential dosing errors cited by the FDA as concerns include inadvertent dosing with less than four hours of bedtime remaining and inadvertent re-dosing in a single night. The FDA expressed concern that such errors could lead to higher next-day blood levels that could present an unacceptable risk to next-day driving ability.

In the July 2011 Complete Response Letter, the FDA confirmed that the proposed single unit dose pouch packaging adequately addressed the risk of inadvertent re-dosing of Intermezzo® in a single night. However, the FDA remains concerned that some portion of patients will dose with less than four hours remaining in bed.

The FDA further expressed the view that, while a patient use study to define dosing error rates might be capable of detecting high rates of misuse, such a study would not be required. To address the risk of inadvertent mis-dosing with less than four hours remaining in bed, the FDA believes that driving performance at 3 to 3.5 hours after dosing should be considered as part of the safety review of Intermezzo®.

To characterize the risk profile of Intermezzo® on next-day residual effects if Intermezzo® were inadvertently mis-dosed, we assessed subjects’ driving ability in a highway driving study beginning at three hours after dosing Intermezzo® in the middle of the night. In drives that started three hours after dosing, Intermezzo® was associated with statistically significant effects in the primary analysis, and one drive was discontinued due to excessive driver drowsiness. In a secondary analysis, mean effects on driving ability three hours after dosing were also statistically different from placebo, but were below the level considered in the literature to define the threshold of potential driving impairment. In the July 2011 Complete Response Letter, the FDA stated that these results suggested clinically meaningful impairment.

In the July 2011 Complete Response Letter, the FDA suggested we further investigate whether body weight and demographic factors contribute to differentially elevated blood levels the morning after dosing Intermezzo®, develop strategies to decrease next-morning zolpidem levels, and, after mitigation strategies are implemented, demonstrate that next-morning blood levels do not present an unacceptable risk of next-day impairment. These efforts, if undertaken, would include the conduct of one or more additional studies.

We are working to respond to the issues presented in the July 2011 Complete Response Letter and to meet with the FDA to discuss the potential paths forward for the regulatory approval of Intermezzo®.

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

•	Purdue is obligated to commercialize Intermezzo® in the United States at its expense using commercially reasonable efforts;

•	Purdue is obligated to pay us tiered base royalties on net sales of Intermezzo® in the United States ranging from the mid-teens up to the mid-twenty-percent level;

•

Purdue would no longer be obligated to pay us a regulatory approval milestone payment if FDA approval of Intermezzo® occurs after September 23, 2011 (under the terms of the Collaboration Agreement, Purdue is obligated to pay us an amount equal to $30.0 million, less $2.0 million for each 30-day period that an NDA approval for Intermezzo® is delayed beyond June 30, 2010);

•

Purdue is obligated to pay us a $10.0 million patent milestone payment if either of two issued formulation patents is listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book; and

•

Purdue is potentially obligated to pay us up to an additional $80.0 million upon meeting an additional intellectual property milestone and upon the achievement of certain net sales targets for Intermezzo® in the United States.

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

Net Loss and Profitability

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including contract manufacturing and clinical trials. As of June 30, 2011, we had an accumulated deficit of $100.4 million. Our net loss for the years ended December 31, 2010, 2009, and 2008 was $9.3 million, $21.8 million and $20.0 million, respectively. Our net loss for the three and six months ended June 30, 2011 was $2.2 million and $4.2 million, respectively. As of June 30, 2011, we had cash, cash equivalents, and marketable securities of $59.6 million and working capital of $57.3 million.

Our only source of revenue has been the receipt in August 2009 of a $25.0 million non-refundable license fee received pursuant to our Collaboration Agreement with Purdue, which we currently recognize ratably at $1.04 million per month over an estimated 24-month period that commenced in August 2009 and ends in July 2011. As a result of receipt of the Complete Response Letter from the FDA in July 2011, during the quarter ending September 30, 2011, the Company will re-assess the estimated time period over which the remaining $1.04 million of revenue will be recognized. Our ability to generate additional near term revenue is dependent upon our ability to license the development and commercialization of Intermezzo® outside the United States and the receipt of milestone and royalty payments under our Collaboration Agreement with Purdue, which payments are dependent upon the regulatory approval by the FDA of Intermezzo®.

Our ability to achieve profitable operations depends upon the successful development and commercialization of Intermezzo®, and may also depend on the successful development and commercialization of TO-2061 or other product candidates. Even if approved, our products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

Financial Operations Overview

Revenue

We recognize revenue from the $25.0 million non-refundable license fee received pursuant to our Collaboration Agreement with Purdue ratably over an estimated 24-month period that commenced in August 2009 and ends in July 2011. This period represents the estimated period for which we have significant participatory obligations under the Collaboration Agreement. The revenue recognized in connection with the license fee during the three and six months ended June 30, 2011 and 2010 was $3.1 million and $6.3 million, respectively. As a result of receipt of the Complete Response Letter from the FDA in July 2011, during the quarter ending September 30, 2011, the Company will re-assess the estimated time period over which the remaining $1.04 million of revenue will be recognized.

Research and Development Expense

Research and development expense has represented approximately 52% and 47% of total operating expense for the three months ended June 30, 2011 and 2010, respectively, and 51% and 47% of total operating expense for the six months ended June 30, 2011 and 2010, respectively. Research and development costs are expensed as incurred. Research and development expense consists of expense incurred in identifying, researching, developing and testing product candidates. This expense primarily consists of the following:

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

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010

The following table summarizes results of operations with respect to the items set forth below for the three months ended June 30, 2011 and 2010, together with the percentage change in those items (in thousands).

	For the Three Months Ended June 30,
	2011	2010	$ Change	% Change
Revenue	$3,125	$3,125	$—	—
Research and development expense	2,763	2,407	356	15%
General and administrative expense	2,582	2,769	(187)	(7%)
Interest income	21	37	(16)	(43%)
Interest expense	(2)	(4)	2	50%
Other income (expense), net	(45)	(43)	(2)	(5%)

Revenue

Revenue for both periods relates to recognition of a portion of the $25.0 million non-refundable license fee we received from Purdue in connection with our entry into the Collaboration Agreement. We recognize revenue over an estimated 24-month period that commenced in August 2009 and ends in July 2011 as we have continuing participatory obligations under the agreement for the commercialization of Intermezzo®. As a result of receipt of the Complete Response Letter from the FDA in July 2011, during the quarter ending September 30, 2011, the Company will re-assess the estimated time period over which the remaining $1.04 million of revenue will be recognized.

Research and Development Expense

Research and development expense increased 15% to $2.76 million for the three months ended June 30, 2011 from $2.41 million for the comparable period in 2010. The increase of approximately $356,000 for the three months ended June 30, 2011 is primarily attributable to expense associated with our TO-2061 development program, including the manufacture of materials and clinical trial costs incurred for our Phase 2 clinical study. Research and development expense for the three months ended June 30, 2010 was primarily attributable to the Intermezzo® development program, including clinical trial costs for the highway driving study and a purchase of raw materials for the program.

General and Administrative Expense

General and administrative expense decreased 7% to $2.58 million for the three months ended June 30, 2011 from $2.77 million for the comparable period in 2010. The approximately $187,000 decrease for the three months ended June 30, 2011 as compared to June 30, 2010 is primarily attributable to lower expense for external professional fees, including legal fees, third-party consulting and market research.

Interest Income

Interest income decreased 43% to $21,000 for the three months ended June 30, 2011 from $37,000 for the comparable period in 2010. The decrease of approximately $16,000 for the three months ended June 30, 2011 is attributable to lower yields on lower investment balances as compared to the same quarter in the prior year.

Interest Expense

Interest expense is comparable between quarters.

Other Income (Expense), Net

Other income (expense), net is comparable between quarters.

Comparison of the Six Months Ended June 30, 2011 and 2010

The following table summarizes results of operations with respect to the items set forth below for the six months ended June 30, 2011 and 2010, together with the percentage change in those items (in thousands).

	For the Six Months Ended June 30,
	2011	2010	$ Change	% Change
Revenue	$6,250	$6,250	$—	—
Research and development expense	5,254	4,767	487	10%
General and administrative expense	5,126	5,373	(247)	(5%)
Interest income	45	81	(36)	(44%)
Interest expense	(5)	(7)	2	29%
Other income (expense), net	(95)	(87)	(8)	(9%)

Revenue

Revenue for both periods relates to recognition of a portion of the $25.0 million non-refundable license fee we received from Purdue in connection with our entry into the Collaboration Agreement. We recognize revenue over an estimated 24-month period that commenced in August 2009 and ends in July 2011 as we have continuing participatory obligations under the agreement for the commercialization of Intermezzo®. As a result of receipt of the Complete Response Letter from the FDA in July 2011, during the quarter ending September 30, 2011, the Company will re-assess the estimated time period over which the remaining $1.04 million of revenue will be recognized.

Research and Development Expense

Research and development expense increased 10% to $5.25 million for the six months ended June 30, 2011 from $4.77 million for the comparable period in 2010. The increase of approximately $487,000 for the six months ended June 30, 2011 is primarily attributable to expense associated with our TO-2061 development program including the manufacture of materials and clinical trial costs for our Phase 2 clinical study. Research and development expense for the six months ended June 30, 2010 was primarily attributable to the Intermezzo® development program, including packaging design changes, the manufacture of clinical materials and clinical trial costs that were incurred for the highway driving study.

General and Administrative Expense

General and administrative expense decreased 5% to $5.13 million for the six months ended June 30, 2011 from $5.37 million for the comparable period in 2010. The approximately $247,000 decrease for the six months ended June 30, 2011 as compared to June 30, 2010 is primarily attributable to lower expense for external professional fees, including legal fees, third-party consulting and market research. These decreases were partially offset by increased non cash stock compensation expense of $154,000 to modify the terms of certain stock options previously granted to two members of our Board of Directors to align and extend the exercise period of the options after the directors’ end of service to us in June 2011.

Interest Income

Interest income decreased 44% to $45,000 for the six months ended June 30, 2011 from $81,000 for the comparable period in 2010. The decrease of approximately $36,000 for the six months ended June 30, 2011 is attributable to lower yields on lower investment balances as compared to the six months ended June 30, 2010.

Interest Expense

Interest expense is comparable between periods.

Other Income (Expense), Net

Other income (expense), net is comparable between periods and primarily consists of Delaware franchise tax in the six months ended June 30, 2011 and 2010.

Liquidity and Capital Resources

At June 30, 2011, we had cash, cash equivalents and marketable securities of $59.6 million.

Sources of Liquidity

From our inception through the completion of our January 2009 merger with Novacea, Inc., or the Merger, we financed our operations primarily through private placements of preferred stock, debt financing and interest income. Through June 30, 2011, we received net proceeds of $71.0 million from the sale of preferred stock, all of which was converted to common stock upon completion of the Merger. Through the Merger in January 2009, we acquired an additional $80.9 million in cash, cash equivalents and marketable securities. On August 4, 2009, we received a $25 million non-refundable license fee from Purdue in connection with our entry into the Collaboration Agreement.

The following table summarizes our cash used in operating, used in investing and provided by financing activities (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Net cash used in operating activities	$(7,828)	$(9,276)
Net cash (used in) provided by investing activities	(1,259)	2,256
Net cash provided by financing activities	265	101

Operating Activities

Net cash used in operating activities was $7.83 million for the six months ended June 30, 2011, compared to $9.28 million for the six months ended June 30, 2010. Net cash used in operating activities for both periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges and noncash interest expense, as well as net changes in working capital, which included $6.25 million of revenue recognition resulting in a decrease in deferred revenue in both periods.

Investing Activities

Net cash used in investing activities was $1.26 million for the six months ended June 30, 2011, compared to $2.26 million provided by investing activities for the six months ended June 30, 2010. Net cash used in investing activities during the first half of 2011 was primarily attributable to purchases of marketable securities, net of maturities. Net cash provided by investing activities during the first half of 2010 was primarily attributable to maturities of marketable securities, net of purchases. Uses of cash in investing activities for both periods also included net purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2011 was $265,000, compared to $101,000 for the six months ended June 30, 2010. Net cash provided during both periods related to common stock issuances.

Capital Resources

We expect our cash, cash equivalents, and marketable securities of $59.6 million at June 30, 2011 will be sufficient to satisfy our liquidity requirements for at least the next twelve months. We believe our investments in cash equivalents and marketable securities are highly rated and highly liquid.

Our future capital requirements will depend on, and could increase significantly as a result of, numerous forward-looking factors, including:

•	the prospect, cost and timing for the development of Intermezzo® to obtain regulatory approval for Intermezzo® in and outside the United States;

•

the cost of establishing or contracting for sales and marketing capabilities if Intermezzo® is approved in the United States and if we exercise our option to co-promote Intermezzo® to psychiatrists in the United States, and potential costs of being required to engage in contracting to replace Purdue’s primary care sales and marketing capabilities if our existing arrangement with Purdue is terminated;

•	the extent to which we continue to develop internally, acquire or in-license new products, technologies or businesses;

•	the rate of progress and cost of our ongoing TO-2061 clinical trial, the need to conduct additional clinical trials and other development activities;

•	the receipt of milestone payments, if any, from Purdue under the Collaboration Agreement;

•	the terms and timing of any licensing arrangements that we may establish for Intermezzo® outside the United States;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the effect of competing technological and market developments.

We may seek to raise additional funds to facilitate our efforts to:

•	further develop Intermezzo® to meet the requirements for regulatory approval of Intermezzo® in the United States;

•

establish or contract for sales and marketing capabilities if Intermezzo® is approved in the United States and if we exercise our option to co-promote Intermezzo®, or to build our own sales force if Purdue does not continue with our collaboration to commercialize Intermezzo® in the United States;

•	continue to develop TO-2061 through clinical trials and other development activities; and

•	develop internally, acquire or in-license new products, technologies or businesses or to otherwise fund our operations.

If at any time our prospects for the regulatory approval of Intermezzo® further diminish, we may decide to further reduce operating expenses by limiting or ending research and development efforts with respect to Intermezzo® and/or TO-2061 and otherwise reduce our expenses.

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

Our exposure to market risk is confined to cash, cash equivalents and marketable securities which have contractual maturities of eighteen months or less, bear interest rates at fixed rates and are denominated in, and pay interest in, U.S. dollars. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, and fiduciary control of cash and investments. We also seek to achieve income from investments consistent with our investment policy. Investments are classified as available-for-sale. We do not use derivative financial instruments in our investment portfolio. To achieve our goals, we invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying investments among a variety of high credit-quality issuers, including U.S. government agencies, commercial paper, corporate bonds and money market funds. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity, and we regularly review our portfolio against our policy. Our policy was further amended during 2009 to limit investments to U.S. Treasury debt or Securities and Exchange Commission, or SEC, registered money market funds effective September 30, 2009. A hypothetical 100 basis point increase in interest rates would result in an approximate $374,000 decrease in the fair value of our marketable securities at June 30, 2011.

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

(b) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Furthermore, our business is not profitable and has incurred losses in each year since the inception of TPI in 2002. Our net loss for the years ended December 31, 2010, 2009 and 2008 was $9.3 million, $21.8 million, and $20.0 million, respectively. Our net loss for the six months ended June 30, 2011 was $4.19 million and we had an accumulated deficit at June 30, 2011 of $100.4 million. We expect to continue to incur losses for the foreseeable future unless Intermezzo® is approved by the FDA and we receive milestone and royalty revenue from our collaboration with Purdue that exceed our expenses. For the foreseeable future, we expect our accumulated deficit to increase as we continue our research, development, regulatory and pre-approval and pre-commercialization efforts with respect to Intermezzo® both in support of our collaboration partner in the United States and potential collaboration partners worldwide, and with respect to other product candidates, such as TO-2061. If Intermezzo® or our other product candidates do not gain regulatory approval, are not commercialized or do not achieve market acceptance, we may not be able to generate any revenue. We cannot assure you that we will ever be profitable even if Intermezzo® or any other product candidate receives regulatory approval and is commercialized or that we can sustain profitability, even if achieved. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, investors could lose all or part of their investment.

Our success depends substantially on our ability to obtain regulatory approval in the United States for our lead product candidate, Intermezzo®.

Our success depends substantially on obtaining United States regulatory approval for our most advanced product candidate, Intermezzo®, for use as-needed for the treatment of insomnia when a middle of the night awakening is followed by difficulty returning to sleep, or middle of the night awakening. Regulatory approval to market pharmaceutical products in the United States requires the completion of extensive non-clinical and clinical evaluations of a product candidate, referred to as clinical trials, to demonstrate substantial evidence of both safety and efficacy of the candidate, as well as development of manufacturing processes that demonstrate the ability to reliably and consistently produce the candidate under current Good Manufacturing Practice, or cGMP, regulations. Each of these elements requires pharmaceutical development companies to exercise certain judgments concerning applicable regulatory requirements and to predict what the regulatory authority will ultimately deem acceptable. We received two Complete Response Letters from the FDA, in October 2009 and July 2011, each indicating that we did not meet FDA requirements for marketing approval of Intermezzo®. We have limited experience in preparing, submitting and prosecuting regulatory filings, including NDAs and other applications necessary to gain FDA approvals. There can be no assurance that we will ever be able to demonstrate to regulatory authorities that Intermezzo® warrants regulatory approval. Continuing failure to meet these requirements would prevent FDA approval of Intermezzo® and seriously harm our ability to generate revenue.

Our success in obtaining United States regulatory approval for Intermezzo® depends on our ability to address FDA concerns expressed in the July 2011 Intermezzo® NDA Complete Response Letter.

We are seeking to gain approval of Intermezzo® in a unique insomnia indication for which safety has not previously been established, specifically, the as-needed treatment for difficulty returning to sleep after a middle of the night awakening. In the October 2009 and July 2011 Complete Response Letters, the FDA indicated that it did not believe we adequately demonstrated that Intermezzo® could be used safely. In the July 2011 Complete Response Letter, the FDA hypothesized that patients with high zolpidem blood levels from Intermezzo® could be at risk of unacceptable next-day impairment. The FDA further hypothesized that such patients may belong to distinct and identifiable demographic groups.

The FDA also expressed concern that some portion of patients will dose with less than four hours remaining in bed, thereby increasing zolpidem blood levels in the morning and the potential for next-day impairment. To address the risk of inadvertent mis-dosing with less than four hours remaining in bed, the FDA stated that driving performance at 3 to 3.5 hours after dosing should be considered as part of the safety review of Intermezzo®. In the July 2011 Complete Response Letter, the FDA stated that results from the treatment condition in our highway driving study that measured driving performance from three to four hours after dosing suggested clinically meaningful impairment.

In the July 2011 Complete Response Letter, the FDA suggested the following steps to address its concerns:

•	further investigate whether body weight and demographic factors might contribute to differentially elevated blood levels the morning after dosing Intermezzo®,

•	develop strategies to decrease next-morning zolpidem levels, and

•	after mitigation strategies are implemented, demonstrate that next-morning blood levels do not present an unacceptable risk of next-day impairment.

We plan to meet with the FDA to discuss potential paths forward for the Intermezzo® development program. Additional studies in support of the Intermezzo® NDA may include studies to characterize blood levels among distinct demographic populations, additional studies of highway driving after dosing Intermezzo® and/or other studies to assess measurements of drug safety. The design and conduct of any such study would be costly and time consuming. We cannot assure you that the outcome of any such study would be sufficient to obtain FDA approval of Intermezzo®. After assessing the prospect of undertaking such studies, we may determine to end the Intermezzo® development program. If we end the Intermezzo® development program, investors could lose all or part of their investment in us.

The FDA may raise new issues before determining whether to grant marketing approval for Intermezzo®.

Despite the FDA’s statements that we presented substantial evidence of effectiveness of Intermezzo®, there can be no assurance that the FDA will not come to a different interpretation of our previously submitted clinical trial data, including data from our two pivotal Phase 3 clinical trials that served as the basis for our Intermezzo® NDA, or otherwise alter its view and conclude that Intermezzo® is not sufficiently effective, or safe, to warrant approval. For example, the FDA may re-review Intermezzo® safety and efficacy in elderly patients, studied endpoints, effect size in our clinical trials, studied patient population, and variability in efficacy and safety outcomes among patients.

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

We have no current source of product revenue. We have a limited operating history and have not yet commercialized any products. We had cash, cash equivalents and marketable securities of $59.6 million at June 30, 2011. We expect our negative cash flows from operations to continue for the foreseeable future as we undertake activities to pursue the regulatory approval and commercialization of Intermezzo®, develop TO-2061 and other product candidates and seek additional products and product candidates through business development efforts. We do not know how long it will take to obtain regulatory approval of Intermezzo®, or if such approval is obtainable. We also expect negative cash flows beyond any potential regulatory approval and product launch of Intermezzo®. As a result, even if Intermezzo® is approved and launched, we will need to generate significant revenue to pay these costs and achieve profitability. We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to gain regulatory approval of Intermezzo® and generate revenue from the sale of our products and from our existing and potential future collaborations.

If the timing of potential product approval and launch is significantly delayed as a result of FDA or other regulatory approval delays, the Collaboration Agreement with Purdue is terminated or other factors arise, our cash, cash equivalents and marketable securities may prove insufficient to fund our operations through the commercial launch of Intermezzo®. Also, Purdue is only obligated to pay us a milestone payment if it elects to continue with the Collaboration Agreement after an FDA approval of Intermezzo® that is received on or before September 23, 2011. This potential payment would have been $30 million if Intermezzo® approval were received before July 31, 2010, but is now being reduced by $2.0 million for each 30-day period that our receipt of an NDA approval for Intermezzo® is delayed beyond June 30, 2010. Further, the development and potential regulatory approval of additional product candidates will likely require additional funding which may not be available at the time needed on commercially reasonable terms, if at all.

We currently believe that our available cash, cash equivalents and marketable securities and interest income will be sufficient to fund our anticipated levels of operations for at least the next twelve months. However, our future capital requirements will depend on many factors, including:

•	the prospect, cost and timing for the development of Intermezzo® to obtain regulatory approval for Intermezzo® in and outside the United States;

•

the cost of establishing or contracting for sales and marketing capabilities if Intermezzo® is approved in the United States and if we exercise our option to co-promote Intermezzo® to psychiatrists in the United States, and potential costs of being required to engage in contracting to replace Purdue’s primary care sales and marketing capabilities if our existing arrangement with Purdue is terminated;

•	the extent to which we develop internally, acquire or in-license new products, technologies or businesses;

•	the rate of progress and cost of our ongoing TO-2061 clinical trial, the need to conduct additional clinical trials and other development activities;

•	the receipt of milestone payments, if any, from Purdue under the Collaboration Agreement;

•	the terms and timing of any licensing arrangements that we may establish for Intermezzo® outside the United States;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the effect of competing technological and market developments.

In addition, we may seek to raise additional funds to:

•	further develop Intermezzo® to meet the requirements for regulatory approval of Intermezzo® in the United States;

•

establish or contract for sales and marketing capabilities if Intermezzo® is approved in the United States and we exercise our option to co-promote Intermezzo®, or to build our own sales force if Purdue does not continue with our collaboration to commercialize Intermezzo® in the United States;

•	continue to develop TO-2061 through clinical trials and other development activities; and

•	develop internally, acquire or in-license new products, technologies or businesses or to otherwise fund our operations.

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

We do not know whether future clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be disrupted for a variety of reasons, including difficulties in:

•	recruiting and enrolling patients to participate in a clinical trial, a problem we are currently experiencing with our TO-2061 clinical trial;

•	addressing issues raised by the FDA or other regulatory authorities regarding safety, design, scope and objectives of clinical studies;

•	obtaining regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective clinical research organizations and trial sites;

•	manufacturing sufficient quantities of a product candidate; and

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.

A clinical trial may also be suspended or terminated by us or the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or in accordance with our clinical protocols;

•	inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues; and

•	inadequate patient enrollment or lack of adequate funding to continue the clinical trial.

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

Specifically, with respect to Intermezzo®, we are relying in part on third-party data on zolpidem, which is the active ingredient in Intermezzo® and the previously approved insomnia products Ambien® and Ambien CR®. There can be no assurance that the FDA will not require us to conduct additional non-clinical or clinical studies or otherwise obtain new supplementary data with respect to some or all of the data upon which we may rely prior to approving an Intermezzo® NDA.

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

The success of sales of Intermezzo® in the United States will be dependent on the ability of Purdue to successfully launch and commercialize Intermezzo®, if approved by the FDA, pursuant to the Collaboration Agreement we entered into in July 2009. The terms of the Collaboration Agreement provide that Purdue has the ability to terminate such arrangement for any reason at any time upon 180-days’ notice and within 10 business days after Purdue receives all regulatory materials we receive from the FDA in connection with any approval of Intermezzo® in the United States. Thus, for example, even if the measures taken and that may be taken in the future to address FDA concerns on the safety of Intermezzo® are successful to obtain FDA approval, Purdue may determine that the approved product label, or any post-marketing requirements mandated by FDA, have made Intermezzo® a less attractive commercial product for Purdue and terminate our collaboration. If the Collaboration Agreement is terminated, our business and our ability to generate revenue from sales of Intermezzo® will be substantially harmed and we will be required to develop our own sales and marketing organization or enter into another strategic collaboration in order to commercialize Intermezzo® in the United States. Such efforts may not be successful and, even if successful, would require substantial time and resources to carry out.

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

In order to commercialize Intermezzo® or any other product candidates successfully, we must enter into and maintain strategic collaborations to perform, and/or acquire or internally develop a sales and marketing infrastructure. We have entered into a strategic collaboration for commercialization of Intermezzo® in the United States with Purdue and plan to develop our own sales force and marketing infrastructure to co-promote Intermezzo® to psychiatrists in the United States. If we exercise our co-promotion option and are unable to develop a successful sales and marketing infrastructure to effectively commercialize Intermezzo®, our ability to generate additional revenue from potential sales of Intermezzo® to psychiatrists would be substantially harmed. Even if we develop an effective sales and marketing organization, we may not be able to generate sufficient revenue from our additional co-promotion royalties from Purdue to make that operation profitable during the first several years of operation, or at all.

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

We believe that if Intermezzo® is approved on a timely basis, and with the label we have requested from the FDA, it is well positioned to be the first sleep aid approved by the FDA specifically for use in the middle of the night at the time that patients awaken and have difficulty returning to sleep. We are not aware of any product candidate that has successfully completed the clinical trials required for approval for such indication. However, currently approved and marketed seven to eight-hour therapeutics can also treat this condition when used to deliver a prophylactic dose of a sleep aid at the beginning of the night. In the fourth quarter of 2010, Transcept sponsored an epidemiology study conducted by Dr. Ronald Kessler, which demonstrated the off-label middle of the night use of such seven to eight-hour sleep aids. The study suggested that approximately 11% of all hypnotic users sometimes take their sleep aid in the middle of the night in order to return to sleep, and that approximately 50% of those hypnotic users who reported middle of the night awakening as their most bothersome insomnia symptom sometimes take their bedtime sleep aid in the middle of the night. Despite the fact that currently available sleep aids are not approved to be taken in the middle of the night, these findings suggest the possibility that some patients may use, or continue to use, these products, or their low cost generic versions, even if Intermezzo® is approved. The most directly competitive approved products in the United States are Ambien® and Ambien CR®, marketed by sanofi-aventis, and generic forms of which are available from multiple manufacturers.

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

Lunesta® (eszopiclone), marketed by Sunovion Pharmaceuticals Inc., a subsidiary of Dainippon-Sumitomo Pharma Co. Ltd., and Rozerem® (ramelteon), marketed by Takeda Pharmaceuticals Company Limited, can similarly treat middle of the night awakenings by providing a prophylactic dose at bedtime in order to avoid a middle of the night awakening. Also, short duration products such as Sonata®, which utilizes the active ingredient zaleplon and is marketed by King Pharmaceuticals, Inc., have been used off-label for the as-needed treatment of middle of the night awakenings. In March 2010, Somaxon Pharmaceuticals, Inc. announced FDA approval of Silenor®, a low dose doxepin formulation intended for use at bedtime, for the treatment of both transient (short term) and chronic (long term) insomnia characterized by difficulty with sleep maintenance in both adults and elderly patients. In clinical trials, the doxepin product demonstrated maintenance of sleep into the seventh and eighth hours of the night, with no meaningful evidence of next-day residual effects. In September 2010, Somaxon announced that Silenor® was commercially available in the United States. Other drugs, such as the antidepressant generic trazodone, are also widely prescribed off-label for the treatment of insomnia.

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

Products containing zolpidem, the active ingredient in Intermezzo®, are widely marketed. Zolpidem use has been linked to negative effects, such as sleepwalking and amnesia, and has the potential to cause physical or psychological dependence. Furthermore, zolpidem is classified as a Schedule IV substance under the Comprehensive Drug Abuse and Prevention Control Act of 1970, and is subject to certain packaging, prescription and purchase volume limitations. There can be no assurance that additional negative publicity or increased governmental controls on the use of zolpidem or other compounds used in products for the insomnia market would not inhibit or prevent commercialization of Intermezzo® or our other product candidates. Furthermore, negative information arising out of clinical trials or publicity concerning zolpidem and other hypnotic pharmaceuticals could cause the FDA to make approval of new products for the insomnia market more difficult, by requiring additional or different non-clinical or clinical studies or taking other actions, out of safety or other concerns, or could lead to reduced consumer usage of sleep aids, including zolpidem products and Intermezzo®. For example, based on our interactions with the FDA, it is possible that the FDA may take steps to warn patients that the use of other zolpidem products may negatively affect patient driving ability the morning after dosing.

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

The active, and many of the inactive, ingredients in Intermezzo® and TO-2061, including generically manufactured zolpidem and ondansetron, respectively, have been known and used for many years. The zolpidem and ondansetron compositions of matter are no longer subject to patent protection. Accordingly, certain of our patents for Intermezzo® are directed to the particular formulations of its ingredients. Also, for both Intermezzo® and TO-2061, we are seeking patent protection for new uses of such compounds. Although we believe our formulations and the use of our product candidates are patentable, and patents covering or arising from such product candidates have the potential to provide a competitive advantage, such patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations. Moreover, if our patents were successfully challenged and ruled to be invalid, we would be exposed to direct competition.

There can be no assurance that our pending patent applications and applications we may file in the future, or those applications we may license from third parties, will result in patents being issued in a timely manner, or at all. Even if patents issue, the claims in such patents may not issue in a form that will be advantageous to us, may not cover Intermezzo®, TO-2061 or our other product candidates and their unique features, and may not provide us with proprietary protection or competitive advantages. For instance, with Intermezzo®, competitors may be able to engineer around our formulation patents and applications with alternate formulations that deliver therapeutic effects sufficiently similar to Intermezzo® to warrant approval under existing FDA standards for generic product approvals. Accordingly, other drug companies may be able to develop generic versions of our products even if we are able to maintain our current proprietary rights. Alternatively, other drug companies can challenge the validity of our patents and seek to gain marketing approval for generic versions of our products. For example, drug makers may attempt to introduce low-dose zolpidem or ondansetron products similar to our products immediately after the expiration of Hatch-Waxman marketing exclusivity and prior to the expiration of patents that may be issued relating to our respective products by challenging the validity of our patents or certifying that their competitive products do not infringe our patents. Furthermore, among other limitations, the method-of-use patent applications that have been filed to encompass Intermezzo® are limited in scope to certain uses of zolpidem, so potential competitors could develop similar products using active pharmaceutical ingredients other than zolpidem. Any patents that have been allowed, we have obtained or do obtain may be challenged by re-examination, opposition, or other administrative proceeding, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. The volatility of the market price of our common stock is exacerbated by the low trading volume of our common stock and the high proportion of our shares held by insiders. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the perception of our prospects for, cost associated with and expected timing and ability to obtain FDA approval for Intermezzo®;

•	the termination of key commercial partner agreements, such as our Collaboration Agreement with Purdue;

•	failure of any product candidates, if approved, to achieve commercial success;

•	issues in manufacturing approved products, if any, or product candidates;

•	the results of current and any future clinical trials of our product candidates, such as our ongoing Phase 2 trial of TO-2061;

•	the entry into, or termination of, key agreements, including additional commercial partner agreements;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend our intellectual property rights or defend against the intellectual property rights of others;

•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	adverse publicity relating to the insomnia market, including with respect to other products and potential products in such market;

•	the introduction of technological innovations or new therapies that compete with our potential products;

•	the loss of key employees;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in financial results.

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

Our common stock is closely held and our trading volume is low. Our executive officers, directors, affiliated former directors and their affiliates beneficially own approximately 57% of our approximately 13.5 million outstanding shares of common stock as of June 30, 2011. Significant portions of these shares are held by a small number of stockholders. In addition, other investors not otherwise affiliated with us beneficially own a significant number of shares of our common stock based on filings made with the Securities and Exchange Commission, or SEC.

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

Our executive officers, director, affiliated former directors and their affiliates beneficially own or control approximately 57% of the outstanding shares of our common stock as of June 30, 2011. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit the other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

4.5(4)	Amended and Restated Investor Rights Agreement, dated as of February 27, 2007, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.6(4)	Termination Agreement, dated as of January 26, 2009, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference from the first Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(2)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(3)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.
(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2010.
*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 15th day of August 2011.

Transcept Pharmaceuticals, Inc.

/s/ Thomas P. Soloway
Thomas P. Soloway
Senior Vice President, Operations and Chief Financial Officer
(Principal Financial Officer)

Exhibits:

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

4.5(4)	Amended and Restated Investor Rights Agreement, dated as of February 27, 2007, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.6(4)	Termination Agreement, dated as of January 26, 2009, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference from the first Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(2)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(3)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.
(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2010.
*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.