Form 10-Q
period 2011-09-30
Transcept Pharmaceuticals Inc
filed 2011-11-10
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 7, 2011, 13,538,672 shares of our common stock, $0.001 par value, were outstanding.

Index to Financial Statements

Transcept Pharmaceuticals, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,056	$13,720
Marketable securities	50,016	54,251
Prepaid and other current assets	1,038	1,252
Restricted cash	200	200

Total current assets	55,310	69,423
Property and equipment, net	365	614
Goodwill	2,962	2,962
Other assets	808	808

Total assets	$59,445	$73,807

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$647	$598
Accrued liabilities	972	1,393
Deferred revenue	417	7,292
Other liabilities, current portion	306	365

Total current liabilities	2,342	9,648
Other liabilities, non-current portion	94	348

Total liabilities	2,436	9,996
Stockholders’ equity:
Common stock	14	13
Additional paid-in capital	162,349	160,010
Accumulated deficit	(105,390)	(96,214)
Accumulated other comprehensive income	36	2

Total stockholders’ equity	57,009	63,811

Total liabilities and stockholders’ equity	$59,445	$73,807

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
License fee revenue	$625	$3,125	$6,875	$9,375
Operating expense:
Research and development	2,668	2,885	7,922	7,652
General and administrative	2,919	2,984	8,045	8,357

Total operating expense	5,587	5,869	15,967	16,009

Loss from operations	(4,962)	(2,744)	(9,092)	(6,634)
Interest income	18	25	63	106
Interest expense	(2)	(3)	(7)	(10)
Other income (expense), net	(45)	(45)	(140)	(132)

Net loss	$(4,991)	$(2,767)	$(9,176)	$(6,670)

Basic and diluted net loss per share	$(0.37)	$(0.21)	$(0.68)	$(0.50)

Weighted average shares outstanding	13,522	13,426	13,491	13,400

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(9,176)	$(6,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	290	380
Stock-based compensation	2,037	1,403
Amortization of lease liability	(254)	(326)
Loss on disposals of fixed assets	1	2
Amortization of premium on available for sale securities	1,044	1,076
Changes in operating assets and liabilities:
Prepaid and other current assets	216	(88)
Accounts payable	49	793
Accrued and other liabilities	(470)	(862)
Deferred revenue	(6,875)	(9,375)

Net cash used in operating activities	(13,138)	(13,667)
Investing activities
Purchases of property and equipment, net	(42)	(42)
Purchases of marketable securities	(38,276)	(79,464)
Maturities of marketable securities	41,500	88,751

Net cash provided by investing activities	3,182	9,245
Financing activities
Proceeds from issuance of common stock, net	292	118

Net cash provided by financing activities	292	118
Net decrease in cash and cash equivalents	(9,664)	(4,304)
Cash and cash equivalents at beginning of period	13,720	17,031

Cash and cash equivalents at end of period	$4,056	$12,727

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Transcept Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the field of neuroscience. The Company’s most advanced product candidate is Intermezzo® (zolpidem tartrate sublingual tablet), which is being developed as a prescription sleep aid for use in the middle of the night at the time a patient awakens and has difficulty returning to sleep. Transcept and Purdue Pharmaceutical Products, L.P. (“Purdue”) are parties to a collaboration agreement for the development and commercialization of Intermezzo® in the United States. The Company is also developing TO-2061, a low dose ondansetron adjunctive therapy for patients with obsessive compulsive disorder (“OCD”) who have not adequately responded to treatment with first-line pharmacotherapy. The Company operates in one business segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying condensed consolidated balance sheet at December 31, 2010 has been derived from our audited financial statements at that date. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011 or for any other interim period or any other future year.

The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the United States Securities and Exchange Commission on March 30, 2011.

Need to Raise Additional Capital

As of September 30, 2011, the Company had cash, cash equivalents and marketable securities of $54.1 million, working capital of $53.0 million, and an accumulated deficit of approximately $105.4 million. Management expects to continue to incur additional losses in the foreseeable future as the Company continues its research and development activities. Management believes that cash, cash equivalents and marketable securities balances on hand at September 30, 2011 will be sufficient to fund planned expenditures for at least the next twelve months. The Company may need substantial additional capital in the future to complete its development plan for regulatory approval and commercialization of Intermezzo® and to fund the development and commercialization of any future product candidates. Until the Company can generate a sufficient amount of product revenue, if ever, it expects to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. There can be no assurance that the Company will be successful in consummating any such financing transaction, or if the Company does consummate such a transaction, that the terms and conditions of such transaction will be favorable. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants and warrants that are also dilutive. Similarly, financing obtained through future collaborations may require the Company to forego certain commercialization and other rights to its drug candidates. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to successfully pursue its business strategy.

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

Change in estimate

Through June 30, 2011, the Company recognized revenue from the $25 million non-refundable license fee received from Purdue ratably over an estimated 24-month period beginning in August 2009 and ending in July 2011. This represented the estimated period during which the Company had significant participatory obligations under the collaboration agreement. In the quarter ended September 30, 2011, the Company re-assessed the estimated time period over which the remaining $1.04 million of deferred revenue on June 30, 2011 will be recognized. The Company currently estimates that it will fulfill its participatory obligations under the collaboration agreement in November 2011, resulting in monthly revenue recognition of approximately $208,000. Thus, the Company recognized $625,000 of revenue in the quarter ended September 30, 2011.

Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the results of operations of Transcept Pharmaceuticals, Inc. and its wholly-owned subsidiary, Transcept Pharma, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company recorded employee stock-based compensation costs of $465,000 and $1,594,000 for the three and nine months ended September 30, 2011, respectively, and $476,000 and $1,390,000 for the three and nine months ended September 30, 2010, respectively, in accordance with the provisions of ASC Topic 718. No related tax benefits of stock-based compensation costs have been recognized since the Company’s inception. The Company issued 14,016 and 69,084 common shares for the three and nine months ended September 30, 2011, respectively, upon stock option exercises.

In addition to the above-mentioned expense, during the three and nine months ended September 30, 2011, the Company modified the terms of stock options previously granted to thirteen of its employees in connection with a reduction in force. The modifications included accelerated vesting of certain options and extension of the exercise period after termination with respect to certain of the options. These modifications resulted in additional compensation expense of $197,000 that was recognized in the third quarter of 2011. During the nine months ended September 30, 2011, the Company modified the terms of certain stock options previously granted to two members of its Board of Directors to align and extend the exercise period of the options after the directors’ end of service to the Company in June 2011. These modifications resulted in additional compensation expense of $154,000 during the nine months ended September 30, 2011. The Company accounted for the modifications of stock option awards in accordance with the provisions of ASC Topic 718.

On August 24, 2011, the Company granted 803,750 options in the aggregate to employees and one consultant that vest 50% upon approval by the U.S. Food and Drug Administration (“FDA”) of Intermezzo® and the remaining 50% vest on the first anniversary of any such approval; provided in each case, such approval occurs no later than August 24, 2013. These options automatically expire should the Board of Directors decide to cease development of Intermezzo® or if Intermezzo® approval is not received on or prior to August 24, 2013. The fair value of these options at grant date was $1.90 per share or approximately $1.7 million. The Company will begin to record compensation expense relating to these options when vesting is deemed to be probable.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(4,991)	$(2,767)	$(9,176)	$(6,670)

Denominator:
Weighted average shares outstanding	13,522	13,438	13,492	13,416
Less: Weighted average shares subject to repurchase	—	(12)	(1)	(16)

Denominator for basic and diluted net loss per share	13,522	13,426	13,491	13,400

Basic and diluted net loss per share	$(0.37)	$(0.21)	$(0.68)	$(0.50)

The following outstanding shares subject to options and warrants to purchase common stock and common stock subject to repurchase were antidilutive due to a net loss in the periods presented and, therefore, were excluded from dilutive securities computation as of the periods indicated below (in thousands):

	September 30,
	2011	2010
Excluded potentially dilutive securities (1):
Shares subject to options to purchase common stock	3,364	2,352
Shares subject to warrants to purchase common stock	156	156
Common stock subject to repurchase	—	9

Total	3,520	2,517

(1)	The number of shares is based on the maximum number of shares issuable on exercise of the related securities as of the respective period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized gains (losses) on available-for-sale securities. Total comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(4,991)	$(2,767)	$(9,176)	$(6,670)
Changes in unrealized gain (loss) on marketable securities	(5)	(4)	34	(26)

Comprehensive net loss	$(4,996)	$(2,771)	$(9,142)	$(6,696)

3. Fair Value

On January 1, 2008, the Company adopted ASC Topic 820, Fair Value Measurements and Disclosures (formerly SFAS No. 157) as it applies to its financial assets and financial liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the estimated exit price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date rather than on an entry price which represents the purchase price of an asset or liability. ASC Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In accordance with ASC Topic 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200	$200	$—	$—
Money market funds	3,947	3,947	—	—
U.S. Treasury securities	50,016	—	50,016	—

	$54,163	$4,147	$50,016	$—

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

No other assets or liabilities were carried at fair value as of September 30, 2011 and December 31, 2010.

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. There were no transfers of assets between different fair-value levels during the periods presented.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Cash, Cash Equivalents, and Marketable Securities

The following is a summary of cash, cash equivalents, restricted cash, and marketable securities as of the respective dates (in thousands):

	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$109	$—	$—	$109
Certificates of deposit	200	—	—	200
Money market funds	3,947	—	—	3,947
U.S. Treasury securities	49,980	36	—	50,016

	$54,236	$36	$—	$54,272

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$582	$—	$—	$582
Certificates of deposit	200	—	—	200
Money market funds	13,138	—	—	13,138
U.S. Treasury securities	54,249	2	—	54,251

	$68,169	$2	$—	$68,171

There were no sales of available-for-sale marketable securities during the first nine months of 2011 or 2010. The amortized cost and estimated fair value of available-for-sale marketable securities at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Cost	Fair value	Cost	Fair value
Cash equivalents	$4,056	$4,056	$13,720	$13,720
Marketable securities	49,980	50,016	54,249	54,251
Restricted cash	200	200	200	200

	$54,236	$54,272	$68,169	$68,171

Based on the fair value of the Company’s marketable securities at September 30, 2011, $5,673,000 had a maturity of between one and two years, and the remaining $44,343,000 had maturities of one year or less.

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Through June 30, 2011, the Company recognized revenue from the $25 million non-refundable license fee ratably over an estimated 24-month period beginning in August 2009 and ending in July 2011. This represented the estimated period during which the Company had significant participatory obligations under the Collaboration Agreement. In the quarter ended September 30, 2011, the Company re-assessed the estimated time period over which the remaining $1.04 million of deferred revenue as of June 30, 2011 will be recognized. The Company currently estimates that it will fulfill its participatory obligations under the Collaboration Agreement in November 2011, and will recognize the remaining $1.04 million of deferred revenue from July through November 2011, resulting in monthly revenue recognition of approximately $208,000. Thus, the Company recognized $0.6 million of revenue in the quarter ended September 30, 2011. Revenue recognized in connection with the license fee during the three and nine months ended September 30, 2011 was $0.6 million and $6.9 million, respectively. Revenue recognized in connection with the license fee during the three and nine months ended September 30, 2010 was $3.1 million and $9.4 million, respectively.

6. Restructuring

On July 15, 2011, the Company implemented a reduction of approximately 45% of the Company’s workforce. Affected employees were notified on July 15, 2011. The reduction plan carried out a realignment of the Company’s workforce and operations after receipt of the July 14, 2011 Intermezzo® Complete Response Letter. Employees subject to the workforce reduction plan were eligible for one-time severance benefits that include severance and benefits continuation expenses of approximately $1.0 million in total. The Company substantially completed the reduction plan and paid out severance benefits during the third quarter of 2011. Further, the affected employees received one year accelerated vesting on outstanding options upon signing a separation and release agreement with the Company, and the affected employees were given the choice to extend the exercise period of their options to one year following termination. Total expense related to the modification of these stock option awards was approximately $197,000.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company records restructuring activities in accordance with ASC topic 420 Exit or Disposal Cost Obligations. The following table summarizes the charges recorded during the three and nine months ended September 30, 2011 related to the restructuring plan by type of activity (no such charges were recorded in the comparable prior year periods) (in thousands).

Three and nine months ended September 30, 2011	Severance benefits	Stock option modification	Total
Research and development	$535	$47	$582
General and administrative	504	150	654

	$1,039	$197	$1,236

7. Commitments and Contingencies

Legal proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company is not currently involved in any material legal proceedings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, or PSLRA, that are based upon current expectations, beliefs and assumptions. We intend that such statements be protected by the safe harbor created by PSLRA. Forward-looking statements are statements that are not purely historical and can often be identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would” and similar expressions or variations intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	expectations regarding our ability to obtain FDA approval of Intermezzo®;

•	expectations regarding our TO-2061 development program;

•	the potential for Intermezzo® to be the first sleep aid approved for use as-needed for the treatment of insomnia when a middle of the night awakening is followed by difficulty returning to sleep;

•	expected activities and responsibilities of us and Purdue Pharmaceutical Products L.P., or Purdue, under our United States License and Collaboration Agreement, or the Collaboration Agreement;

•	our potential receipt of revenue under the Collaboration Agreement, including milestone and royalty revenue;

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

Forward-looking statements do not reflect the potential impact of any future in-licensing, collaborations, acquisitions, mergers, dispositions, joint ventures, or investments we may enter into or make. Except as required by law, we undertake no obligation to, and expressly disclaim any obligation to, revise or update the forward-looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, which are more fully discussed in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10 Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2010, including, but not limited to, those risks and uncertainties relating to:

•	whether the FDA will determine that our resubmitted Intermezzo® NDA is sufficient to support the approval of Intermezzo® in its intended indication;

•	results in our clinical trials being insufficient for a grant of market exclusivity for Intermezzo® under Hatch-Waxman;

•	potential termination of the Collaboration Agreement by Purdue, even if Intermezzo® is approved by the FDA;

•	our ability to satisfy conditions under the Collaboration Agreement with Purdue required for Purdue to carry out its obligations under such agreement;

•	the potential for delays in or the inability to complete commercial partnership relationships, including additional marketing alliances for Intermezzo® outside the United States;

•	difficulties or delays in building a sales and marketing organization in connection with any exercise of our co-promote option to psychiatrists under the Collaboration Agreement;

•	inability to operate any sales and marketing organization profitably in connection with any exercise of our co-promote option to psychiatrists under the Collaboration Agreement;

•	physician or patient reluctance to use Intermezzo®, if approved by the FDA;

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

In July 2011, we received a Complete Response Letter from the FDA in response to a resubmitted Intermezzo® NDA. In the July 2011 Complete Response Letter, the FDA confirmed that we adequately demonstrated that Intermezzo® is efficacious in its intended indication. However, like the first Intermezzo® Complete Response Letter received in October 2009, the FDA stated that it cannot conclude that we adequately demonstrated that Intermezzo® can be used safely.

In the July 2011 Complete Response Letter, the FDA hypothesized that patients with high zolpidem blood levels from Intermezzo® could be at risk of unacceptable next-day impairment. The FDA further hypothesized that such patients may belong to distinct and identifiable demographic groups.

The FDA also expressed concern that some portion of patients will dose with less than four hours remaining in bed, thereby increasing zolpidem blood levels in the morning and the potential for next-day impairment. To address the risk of inadvertent mis-dosing with less than four hours remaining in bed, the FDA stated that next day driving performance at 3 to 3.5 hours after dosing should be considered as part of the safety review of Intermezzo®. In the July 2011 Complete Response Letter, the FDA stated that results from the treatment condition in our highway driving study that measured driving performance from three to four hours after dosing suggested clinically meaningful impairment.

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

During a September 14, 2011 meeting and in pre-meeting correspondence, the FDA stated to us that it generally agreed with a proposal we made to the FDA in response to its concerns in the July 2011 Complete Response Letter. This proposal included the following elements:

•	reduction of the proposed Intermezzo® dose for women from 3.5 mg to 1.75 mg,

•	maintenance of the proposed Intermezzo® dose for men at 3.5 mg, and

•

revision of patient instructions to state that Intermezzo® should only be taken if patients have at least 4 hours of bedtime remaining, and that patients should refrain from driving for at least 1 hour after arising and until 5 hours after dosing Intermezzo®.

On September 27, 2011, we resubmitted the Intermezzo® NDA to the FDA, and the FDA later assigned a Prescription Drug User Fee Act (PDUFA) action date of November 27, 2011 for the completion of the NDA review.

We cannot assure you that the FDA will grant marketing approval for Intermezzo®.

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

Net Loss and Profitability

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including contract manufacturing and clinical trials. As of September 30, 2011, we had an accumulated deficit of $105.4 million. Our net loss for the years ended December 31, 2010, 2009, and 2008 was $9.3 million, $21.8 million and $20.0 million, respectively. Our net loss for the three and nine months ended September 30, 2011 was $5.0 million and $9.2 million, respectively. As of September 30, 2011, we had cash, cash equivalents, and marketable securities of $54.1 million and working capital of $53.0 million.

Our only source of revenue has been the receipt in August 2009 of a $25.0 million non-refundable license fee received pursuant to our Collaboration Agreement with Purdue. Through June 30, 2011, we recognized revenue from the license fee ratably over an estimated 24-month period beginning in August 2009 and ending in July 2011. This represented the estimated period during which we had significant participatory obligations under the Collaboration Agreement. In the quarter ended September 30, 2011, we re-assessed the estimated time period over which the remaining $1.04 million of deferred revenue at June 30, 2011 will be recognized. We currently estimate that we will fulfill our participatory obligations under the Collaboration Agreement in November 2011, resulting in monthly revenue recognition of approximately $208,000. Thus, we recognized $625,000 of revenue in the quarter ended September 30, 2011. Our ability to generate additional near term revenue is dependent upon our ability to license the development and commercialization of Intermezzo® outside the United States and the receipt of milestone and royalty payments under our Collaboration Agreement with Purdue, which payments are dependent upon the regulatory approval by the FDA of Intermezzo®.

Our ability to achieve profitable operations depends upon the successful development and commercialization of Intermezzo®, and may also depend on the successful development and commercialization of TO-2061 or other product candidates. Even if approved, our products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

Financial Operations Overview

Revenue

Through June 30, 2011, we recognized revenue from the $25 million non-refundable license fee ratably over an estimated 24-month period beginning in August 2009 and ending in July 2011. This represented the estimated period during which we had significant participatory obligations under the Collaboration Agreement. In the quarter ended September 30, 2011, we re-assessed the estimated time period over which the remaining $1.04 million of deferred revenue at June 30, 2011 will be recognized. We currently estimate that we will fulfill our participatory obligations under the Collaboration Agreement in November 2011, resulting in monthly revenue recognition of approximately $208,000. Thus, we recognized $625,000 of revenue in the quarter ended September 30, 2011.

The revenue recognized in connection with the license fee during the three and nine months ended September 30, 2011 and 2010 was $0.6 million and $6.9 million, respectively. Revenue recognized in connection with the license fee during the three and nine months ended September 30, 2010 was $3.1 million and $9.4 million, respectively.

Research and Development Expense

Research and development expense represented approximately 48% and 49% of total operating expense for the three months ended September 30, 2011 and 2010, respectively, and 50% and 48% of total operating expense for the nine months ended September 30, 2011 and 2010, respectively. Research and development costs are expensed as incurred. Research and development expense consists of expense incurred in identifying, researching, developing and testing product candidates. This expense primarily consists of the following:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

The following table summarizes results of operations with respect to the items set forth below for the three months ended September 30, 2011 and 2010, together with the dollar and percentage change in those items (in thousands, except percentages).

	For the Three Months Ended September 30,
	2011	2010	$ Change	% Change
Revenue	$625	$3,125	$(2,500)	(80%)
Research and development expense	2,668	2,885	(217)	(8%)
General and administrative expense	2,919	2,984	(65)	(2%)
Interest income	18	25	(7)	(28%)
Interest expense	2	3	(1)	(33%)
Other income (expense), net	(45)	(45)	—	0%

Revenue

Revenue for both periods relates to recognition of a portion of the $25.0 million non-refundable license fee we received from Purdue in connection with our entry into the Collaboration Agreement. Through June 30, 2011, we recognized revenue from the $25 million non-refundable license fee ratably over an estimated 24-month period beginning in August 2009 and ending in July 2011. This represented the estimated period during which we had significant participatory obligations under the Collaboration Agreement. In the quarter ended September 30, 2011, we re-assessed the estimated time period over which the remaining $1.04 million of deferred revenue at June 30, 2011 will be recognized. We currently estimate that we will fulfill our participatory obligations under the Collaboration Agreement in November 2011, resulting in monthly revenue recognition of approximately $208,000. Thus, we recognized $625,000 of revenue in the quarter ended September 30, 2011.

Research and Development Expense

Research and development expense for the three months ended September 30, 2011 was primarily attributable to expense associated with our TO-2061 development program, including clinical trial costs for our Phase 2 clinical study. Research and development expense for the three months ended September 30, 2010 was primarily attributable to the Intermezzo® development program, including clinical trial costs for the highway driving study as well as pharmacokinetic studies for TO-2061.

Research and development expense decreased 8% to $2.67 million for the three months ended September 30, 2011 from $2.89 million for the comparable period in 2010. The decrease of approximately $217,000 for the three months ended September 30, 2011 is primarily attributable to reduced contract manufacturing, consulting and clinical trial expense of approximately $741,000 for the TO-2061 program as compared to similar costs in the quarter ended September 30, 2010 for the Intermezzo® program. This decrease was partially offset by severance and benefit continuation expense of approximately $535,000 incurred in connection with the restructuring announced in July 2011.

General and Administrative Expense

General and administrative expense decreased 2% to $2.92 million for the three months ended September 30, 2011 from $2.98 million for the comparable period in 2010. The decrease of approximately $65,000 for the three months ended September 30, 2011 as compared to September 30, 2010 is primarily attributable to lower expense for market research as well as other lower miscellaneous operating expenses. A market research project of approximately $511,000 was incurred in the third quarter of 2010 to support our January 2011 NDA resubmission package. This decrease was partially offset by severance and benefit continuation expense of approximately $504,000 incurred in connection with the restructuring announced in July 2011.

Interest Income

Interest income decreased 28% to $18,000 for the three months ended September 30, 2011 from $25,000 for the comparable period in 2010. The decrease of approximately $7,000 for the three months ended September 30, 2011 is attributable to lower yields on lower investment balances as compared to the same quarter in the prior year.

Interest Expense

Interest expense is comparable between quarters.

Other Income (Expense), Net

Other income (expense), net is comparable between quarters.

Comparison of the Nine Months Ended September 30, 2011 and 2010

The following table summarizes results of operations with respect to the items set forth below for the nine months ended September 30, 2011 and 2010, together with the dollar and percentage change in those items (in thousands, except percentages).

	For the Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Revenue	$6,875	$9,375	$(2,500)	(27%)
Research and development expense	7,922	7,652	270	4%
General and administrative expense	8,045	8,357	(312)	(4%)
Interest income	63	106	(43)	(41%)
Interest expense	7	10	(3)	(30%)
Other income (expense), net	(140)	(132)	8	6%

Revenue

Revenue for both periods relates to recognition of a portion of the $25.0 million non-refundable license fee we received from Purdue. As noted above, in the quarter ended September 30, 2011, we re-assessed the estimated time period over which the remaining $1.04 million of deferred revenue at June 30, 2011 will be recognized. We currently estimate that we will fulfill our participatory obligations under the Collaboration Agreement in November 2011, resulting in monthly revenue recognition of approximately $208,000.

Research and Development Expense

Research and development expense increased 4% to $7.92 million for the nine months ended September 30, 2011 from $7.65 million for the comparable period in 2010. The increase of approximately $270,000 for the nine months ended September 30, 2011 is primarily attributable to severance and benefit continuation expense of approximately $535,000 incurred in connection with the restructuring announced in July 2011. This expense was partially offset by contract manufacturing, consulting and clinical costs primarily associated with our TO-2061 development program that were lower by approximately $744,000 for the nine months ended September 30, 2011 as compared to costs primarily associated with the Intermezzo® development program that were incurred during the nine months ended September 30, 2010.

General and Administrative Expense

General and administrative expense decreased 4% to $8.05 million for the nine months ended September 30, 2011 from $8.36 million for the comparable period in 2010. The approximately $312,000 decrease for the nine months ended September 30, 2011 as compared to September 30, 2010 is primarily attributable to lower expense for external professional fees, including market research, legal and third-party consulting. This decrease was partially offset by $504,000 of severance and benefit continuation expense incurred in connection with the restructuring announced in July 2011, and stock compensation expense of approximately $154,000 to modify the terms of certain stock options previously granted to two members of our Board of Directors to align and extend the exercise period of the options after the directors’ end of service to us in June 2011.

Interest Income

Interest income decreased 41% to $63,000 for the nine months ended September 30, 2011 from $106,000 for the comparable period in 2010. The decrease of approximately $43,000 for the nine months ended September 30, 2011 is attributable to lower yields on lower investment balances as compared to the nine months ended September 30, 2010.

Interest Expense

Interest expense is comparable between periods.

Other Income (Expense), Net

Other income (expense), net is comparable between periods and primarily consists of Delaware franchise tax in the nine months ended September 30, 2011 and 2010.

Liquidity and Capital Resources

At September 30, 2011, we had cash, cash equivalents and marketable securities of $54.1 million.

Sources of Liquidity

From our inception through the completion of our January 2009 merger with Novacea, Inc., or the Merger, we financed our operations primarily through private placements of preferred stock, debt financing and interest income. Through September 30, 2011, we received net proceeds of $71.0 million from the sale of preferred stock, all of which was converted to common stock upon completion of the Merger. Through the Merger in January 2009, we acquired an additional $80.9 million in cash, cash equivalents and marketable securities. On August 4, 2009, we received a $25 million non-refundable license fee from Purdue in connection with our entry into the Collaboration Agreement.

The following table summarizes our cash used in operating activities, and provided by investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash used in operating activities	$(13,138)	$(13,667)
Net cash provided by investing activities	3,182	9,245
Net cash provided by financing activities	292	118

Operating Activities

Net cash used in operating activities was $13.14 million for the nine months ended September 30, 2011, compared to $13.67 million for the nine months ended September 30, 2010. Net cash used in operating activities for both periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges and noncash interest expense, as well as net changes in working capital, which included $6.9 million and $9.4 million of revenue recognition for the nine months ended September 30, 2011 and 2010, respectively, resulting in a decrease in deferred revenue in both periods.

Investing Activities

Net cash provided by investing activities was $3.18 million for the nine months ended September 30, 2011 and $9.24 million for the nine months ended September 30, 2010. Net cash provided by investing activities during both periods was primarily attributable to maturities of marketable securities, net of purchases. Uses of cash in investing activities for both periods also included net purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2011 was $292,000, compared to $118,000 for the nine months ended September 30, 2010. Net cash provided during both periods related to common stock issuances in connection with stock option exercises.

Capital Resources

We expect our cash, cash equivalents, and marketable securities of $54.1 million at September 30, 2011 will be sufficient to satisfy our liquidity requirements for at least the next twelve months. We believe our investments in cash equivalents and marketable securities are highly rated and highly liquid.

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

If at any time our prospects for the regulatory approval of Intermezzo® diminish, we may decide to further reduce operating expenses by limiting or ending research and development efforts with respect to Intermezzo® and/or TO-2061 and otherwise reduce our expenses.

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

Our exposure to market risk is confined to cash, cash equivalents and marketable securities which have contractual maturities of eighteen months or less, bear interest rates at fixed rates and are denominated in, and pay interest in, U.S. dollars. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, and fiduciary control of cash and investments. We also seek to achieve income from investments consistent with our investment policy. Investments are classified as available-for-sale. We do not use derivative financial instruments in our investment portfolio. To achieve our goals, we invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying investments among a variety of high credit-quality issuers, including U.S. government agencies, commercial paper, corporate bonds and money market funds. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity, and we regularly review our portfolio against our policy. Our policy also limits investments to U.S. Treasury debt or Securities and Exchange Commission, or SEC, registered money market funds. A hypothetical 100 basis point increase in interest rates would result in an approximate $281,000 decrease in the fair value of our marketable securities at September 30, 2011.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Furthermore, our business is not profitable and has incurred losses in each year since the inception of TPI in 2002. Our net loss for the years ended December 31, 2010, 2009 and 2008 was $9.3 million, $21.8 million, and $20.0 million, respectively. Our net loss for the nine months ended September 30, 2011 was $9.2 million and we had an accumulated deficit at September 30, 2011 of $105.4 million. We expect to continue to incur losses for the foreseeable future unless Intermezzo® is approved by the FDA and we receive milestone and royalty revenue from our collaboration with Purdue that exceed our expenses. For the foreseeable future, we expect our accumulated deficit to increase as we continue our research, development, regulatory and pre-approval and pre-commercialization efforts with respect to Intermezzo® both in support of our collaboration partner in the United States and potential collaboration partners worldwide, and with respect to other product candidates, such as TO-2061. If Intermezzo® or our other product candidates do not gain regulatory approval, are not commercialized or do not achieve market acceptance, we may not be able to generate any revenue. We cannot assure you that we will ever be profitable even if Intermezzo® or any other product candidate receives regulatory approval and is commercialized or that we can sustain profitability, even if achieved. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, investors could lose all or part of their investment.

Our success depends substantially on our ability to obtain regulatory approval in the United States for our lead product candidate, Intermezzo®.

Our success depends substantially on obtaining United States regulatory approval for our most advanced product candidate, Intermezzo®, for use as-needed for the treatment of insomnia when a middle of the night awakening is followed by difficulty returning to sleep, or middle of the night awakening. Regulatory approval to market pharmaceutical products in the United States requires the completion of extensive non-clinical and clinical evaluations of a product candidate, referred to as clinical trials, to demonstrate substantial evidence of both safety and efficacy of the candidate, as well as development of manufacturing processes that demonstrate the ability to reliably and consistently produce the candidate under current Good Manufacturing Practice, or cGMP, regulations. Each of these elements requires pharmaceutical development companies to exercise certain judgments concerning applicable regulatory requirements and to predict what the regulatory authority will ultimately deem acceptable. We received two Complete Response Letters from the FDA, in October 2009 and July 2011, each indicating that we did not meet FDA requirements for marketing approval of Intermezzo®. In September 2011, we resubmitted our Intermezzo® NDA to the FDA. We have limited experience in preparing, submitting and prosecuting regulatory filings, including NDAs and other applications necessary to gain FDA approvals. There can be no assurance that we will ever be able to demonstrate to regulatory authorities that Intermezzo® warrants regulatory approval. Continuing failure to meet these requirements would prevent FDA approval of Intermezzo® and seriously harm our ability to generate revenue.

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

The FDA also expressed concern that some portion of patients will dose with less than four hours remaining in bed, thereby increasing zolpidem blood levels in the morning and the potential for next-day impairment. To address the risk of inadvertent mis-dosing with less than four hours remaining in bed, the FDA stated that driving performance at 3 to 3.5 hours after dosing should be considered as part of the safety review of Intermezzo®. In the July 2011 Complete Response Letter, the FDA stated that results from the treatment condition in our highway driving study that measured driving performance from 3 to 4 hours after dosing suggested clinically meaningful impairment.

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

In connection with a September 14, 2011 meeting we had with the FDA, the FDA stated that it generally agreed with our proposal, made in response to the July 2011 Complete Response Letter, to reduce the recommended Intermezzo® dose for women from 3.5 mg to 1.75 mg, and to keep the recommended Intermezzo® dose for men at 3.5 mg. Our proposal also included new instructions stating that Intermezzo® should only be taken if patients have at least 4 hours of bedtime remaining, and that patients should refrain from driving for at least 1 hour after arising and until 5 hours after dosing Intermezzo®. On September 27, 2011, we resubmitted the Intermezzo® NDA to the FDA, and the FDA later assigned a Prescription Drug User Fee Act (PDUFA) action date of November 27, 2011 for the completion of the NDA review.

We cannot assure you that the FDA will grant marketing approval for Intermezzo®. If the FDA does not grant marketing approval of Intermezzo® based on the current resubmission, we may need to conduct additional studies to seek to demonstrate the safety and efficacy of Intermezzo®. The design and conduct of any such study would be costly and time consuming. We cannot assure you that the outcome of any such study would be sufficient to obtain FDA approval of Intermezzo®. After assessing the prospect of undertaking such studies, we may determine to end the Intermezzo® development program. If we end the Intermezzo® development program, investors could lose all or part of their investment in us.

The FDA may raise new issues before determining whether to grant marketing approval for Intermezzo®.

Despite the FDA’s statements that we presented substantial evidence of effectiveness of Intermezzo®, there can be no assurance that the FDA will not come to a different interpretation of our previously submitted clinical trial data, including data from our two pivotal Phase 3 clinical trials that served as the basis for our Intermezzo® NDA, or otherwise alter its view and conclude that Intermezzo® is not sufficiently effective, or safe, to warrant approval. For example, the FDA may re-review Intermezzo® safety and efficacy in women, elderly patients or other populations, studied endpoints, effect size in our clinical trials, studied patient population, and variability in efficacy and safety outcomes among patients.

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

We have no current source of product revenue. We have a limited operating history and have not yet commercialized any products. We had cash, cash equivalents and marketable securities of $54.1 million at September 30, 2011. We expect our negative cash flows from operations to continue for the foreseeable future as we undertake activities to pursue the regulatory approval and commercialization of Intermezzo®, develop TO-2061 and other product candidates and seek additional products and product candidates through business development efforts. We do not know how long it will take to obtain regulatory approval of Intermezzo®, or if such approval is obtainable. We also expect negative cash flows beyond any potential regulatory approval and product launch of Intermezzo®. As a result, even if Intermezzo® is approved and launched, we will need to generate significant revenue to pay these costs and achieve profitability. We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to gain regulatory approval of Intermezzo® and generate revenue from the sale of our products and from our existing and potential future collaborations.

If the timing of potential product approval and launch is significantly delayed as a result of FDA or other regulatory approval delays, the Collaboration Agreement with Purdue is terminated or other factors arise, our cash, cash equivalents and marketable securities may prove insufficient to fund our operations through the commercial launch of Intermezzo®. Also, the development and potential regulatory approval of additional product candidates will likely require additional funding, which may not be available at the time needed on commercially reasonable terms, if at all.

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

Our Intermezzo® NDA also relies on prior FDA findings of safety and effectiveness of previously approved products, and we have made certifications in our NDA under Section 505(b)(2) requirements based on the listed patents in the FDA publication “Approved Drug Products with Therapeutics Equivalence Evaluations,” or the Orange Book, for certain of these referenced products. Currently, there are no unexpired patents for referenced zolpidem products listed in the Orange Book. In the event that one or more patents is listed in the Orange Book for the referenced product after our submission of additional information in support of our NDA for Intermezzo®, we may also be required to evaluate the applicability of these patents to Intermezzo® and submit additional certifications. A paragraph III certification, stating that a listed patent has not expired, but will expire on a particular date, may delay the approval of Intermezzo® until the expiration of the patent. A paragraph IV certification, stating that a listed patent is invalid, unenforceable, or not infringed by Intermezzo® may require us to notify the patent owner and the holder of the NDA for the referenced product of the existence of the Intermezzo® NDA, and may result in patent litigation against us and the entry of a 30-month stay of FDA ability to issue final approval of the 505(b)(2) NDA for Intermezzo®.

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

The success of sales of Intermezzo® in the United States will be dependent on the ability of Purdue to successfully launch and commercialize Intermezzo®, if approved by the FDA, pursuant to the Collaboration Agreement we entered into in July 2009. The terms of the Collaboration Agreement provide that Purdue has the ability to terminate such arrangement for any reason at any time upon 180-days’ notice and within 10 business days after Purdue receives all regulatory materials we receive from the FDA in connection with any approval of Intermezzo® in the United States. Thus, for example, even if the measures taken and that may be taken in the future to address FDA concerns on the safety of Intermezzo® are successful to obtain FDA approval, Purdue may determine that the approved product label, or any post-marketing requirements mandated by the FDA, have made Intermezzo® a less attractive commercial product for Purdue and terminate our collaboration. If the Collaboration Agreement is terminated, our business and our ability to generate revenue from sales of Intermezzo® will be substantially harmed and we will be required to develop our own sales and marketing organization or enter into another strategic collaboration in order to commercialize Intermezzo® in the United States. Such efforts may not be successful and, even if successful, would require substantial time and resources to carry out.

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

In the fourth quarter of 2010, we sponsored an epidemiology study conducted by Dr. Ronald Kessler, which demonstrated the off-label middle of the night use of such seven to eight-hour sleep aids. The study suggested that approximately 11% of all hypnotic users sometimes take their sleep aid in the middle of the night in order to return to sleep, and that approximately 50% of those hypnotic users who reported middle of the night awakening as their most bothersome insomnia symptom sometimes take their bedtime sleep aid in the middle of the night. Despite the fact that currently available sleep aids are not approved to be taken in the middle of the night, these findings suggest the possibility that some patients may use, or continue to use, these products, or their low cost generic versions, even if Intermezzo® is approved. The most directly competitive approved products in the United States are Ambien® and Ambien CR®, marketed by sanofi-aventis, and generic forms of which are available from multiple manufacturers.

EdluarTM, a sublingual tablet containing zolpidem was launched in the U.S. market by Meda Pharmaceuticals, Inc. in September 2009. ZolpimistTM, an orally administered spray containing zolpidem, was launched by ECR Pharmaceuticals Company, Inc., a wholly-owned subsidiary of Hi-Tech Pharmacal Co., Inc., in February 2011. EdluarTM and ZolpimistTM employ the same 10 mg and 5 mg zolpidem doses as generic Ambien® and are designed to be used in the same manner at bedtime to promote sleep onset.

Lunesta® (eszopiclone), marketed by Sunovion Pharmaceuticals Inc., a subsidiary of Dainippon-Sumitomo Pharma Co. Ltd., and Rozerem® (ramelteon), marketed by Takeda Pharmaceuticals Company Limited, can similarly treat middle of the night awakenings by providing a prophylactic dose at bedtime in order to avoid a middle of the night awakening. Also, short duration products such as Sonata®, which utilizes the active ingredient zaleplon and is marketed by King Pharmaceuticals, Inc., have been used off-label for the as-needed treatment of middle of the night awakenings. In September 2010, Somaxon Pharmaceuticals, Inc. announced that its product, Silenor®, became commercially available in the United States. Silenor® is a low dose doxepin formulation intended for use at bedtime for the treatment of both transient (short term) and chronic (long term) insomnia characterized by difficulty with sleep maintenance in both adults and elderly patients. In clinical trials, the doxepin product demonstrated maintenance of sleep into the seventh and eighth hours of the night, with no meaningful evidence of next-day residual effects. Other drugs, such as the antidepressant generic trazodone, are also widely prescribed off-label for the treatment of insomnia.

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

There are many other companies working to develop new products and other therapies to treat insomnia, including but not limited to Eli Lilly and Company, Merck and Co., Inc., and GlaxoSmithKline plc in conjunction with Actelion Pharmaceuticals Ltd. Several of these products are in late stage clinical trials. In January 2010, Vanda Pharmaceuticals Inc. received an orphan drug designation from the FDA for VEC-162 (tasimelteon), a melatonin agonist similar to ramelteon, for treatment of non-24 hour sleep/wake disorder in blind individuals without light perception. Vanda may seek approval for additional, broader insomnia indications for this product, or such product, if approved by the FDA, may be prescribed and used off-label to treat other insomnia indications. In May 2010, Merck and Co., Inc. initiated two Phase 3 studies of MK-4305, an orexin receptor antagonist intended for the treatment of insomnia.

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

Any product candidate for which we receive regulatory approval, together with related third-party manufacturing facilities and processes, post-approval clinical data, and advertising and promotional activities for the product, will be subject to significant review, oversight and ongoing and changing regulation by the FDA. Failure to comply with regulatory requirements may subject us to administrative and judicially-imposed sanctions. These may include warning letters, adverse publicity, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production, and refusal to approve pending product marketing applications. Even if we receive regulatory approval to market a particular product candidate, the approval could be conditioned on our conducting additional costly post-approval studies or could limit the indicated uses included in our labeling. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us or our marketing partner to withdraw it from the market or impede or delay the ability to obtain regulatory approvals in additional countries. The FDA has also requested that all manufacturers of sedative-hypnotic pharmaceutical products modify their product labeling to include strong language concerning potential risks. These risks include severe allergic reactions and complex sleep-related behaviors, which include sleep-driving. The FDA also recommended that pharmaceutical manufacturers of sedative-hypnotics conduct clinical studies to investigate the frequency with which sleep-driving and other complex behaviors occur in association with individual drug products, and to deliver to the FDA information related to the effect, if any, their drug products may have on next day driving safety. It is unclear how and to what extent, if any, these requests and recommendations will affect Intermezzo®.

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

Purdue is similarly dependent on these manufacturers for the commercial supply of Intermezzo® and has entered into direct agreements with certain of such manufacturers in connection with entry into the Collaboration Agreement that would take effect soon after an FDA approval of Intermezzo® if Purdue elects to continue with our collaboration. Any of the risks that we face with respect to these manufacturers are therefore similarly applicable to Purdue, and the realization of these risks by Purdue would have a significant impact on Purdue’s commercialization efforts and our ability to generate revenue under the Collaboration Agreement.

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

The potential commercial success of Intermezzo® depends in part on two issued patents from the U.S. Patent and Trademark Office, or USPTO, covering the formulation and use of Intermezzo® that expire no earlier than February 2025. The commercial success of Intermezzo® may also depend upon a patent application that would cover methods of use of zolpidem to treat middle of the night insomnia. In addition, we have pending certain foreign equivalent patent applications. We also have pending applications covering methods of treating OCD with ondansetron in combination with first-line pharmacotherapy, and optionally atypical antipsychotic drugs.

The active, and many of the inactive, ingredients in Intermezzo® and TO-2061, including generically manufactured zolpidem and ondansetron, respectively, have been known and used for many years. The zolpidem and ondansetron compositions of matter are no longer subject to patent protection. Accordingly, certain of our patents for Intermezzo® are directed to the particular formulations of its ingredients. Also, for both Intermezzo® and TO-2061, we are seeking patent protection for new uses of such compounds. Although we believe our formulations and the use of our product candidates are patentable, and patents covering or arising from such product candidates have the potential to provide a competitive advantage, such patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations. Moreover, if our patents are successfully challenged and ruled to be invalid, we would be exposed to direct competition from low-priced generic products.

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

Our stock price is volatile.

The market price of our common stock is subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. The volatility of the market price of our common stock is exacerbated by the low trading volume of our common stock and the high proportion of our shares held by insiders. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the perception of our prospects for, cost associated with and expected timing and ability to obtain FDA approval for Intermezzo®;

•	the termination of key commercial partner agreements, such as our Collaboration Agreement with Purdue;

•	failure of any product candidates, if approved, to achieve commercial success, or the perception by investors that commercial success may not be achieved;

•	issues in manufacturing approved products, if any, or product candidates;

•	the results of current and any future clinical trials of our product candidates, such as our ongoing Phase 2 trial of TO-2061;

•	the entry into, or termination of, key agreements, including additional commercial partner agreements;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend our intellectual property rights or defend against the intellectual property rights of others;

•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	adverse publicity relating to the insomnia market, including with respect to other products and potential products in such market;

•	the introduction of technological innovations or new therapies that compete with our potential products;

•	the loss of key employees;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in financial results.

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

Our common stock is closely held. Our executive officers and directors and their respective affiliates beneficially own approximately 48% of our approximately 13.5 million outstanding shares of common stock as of September 30, 2011. Significant portions of these shares are held by a small number of stockholders. In addition, other investors not otherwise affiliated with us beneficially own a significant number of shares of our common stock based on filings made with the SEC.

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

In addition, certain of our directors, executive officers and large stockholders have established predetermined selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of common stock.

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

Our executive officers, directors and their respective affiliates beneficially own or control approximately 48% of the outstanding shares of our common stock as of September 30, 2011. Accordingly, these executive officers, directors, and affiliates, if acting as a group, would have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit the other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

4.5(4)	Amended and Restated Investor Rights Agreement, dated as of February 27, 2007, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.6(4)	Termination Agreement, dated as of January 26, 2009, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference from the first Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(2)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(3)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.
(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2010.
*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2011

Transcept Pharmaceuticals, Inc.

/s/ THOMAS P. SOLOWAY
Thomas P. Soloway Senior Vice President, Operations and Chief Financial Officer (Principal Financial Officer)

Exhibits:

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

4.5(4)	Amended and Restated Investor Rights Agreement, dated as of February 27, 2007, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.6(4)	Termination Agreement, dated as of January 26, 2009, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference from the first Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(2)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(3)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.
(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2010.
*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.