Form 10-Q
period 2012-03-31
Transcept Pharmaceuticals Inc
filed 2012-05-15
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, 18,538,140 shares of our common stock, $0.001 par value, were outstanding.

Index to Financial Statements

Transcept Pharmaceuticals, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$2,319	$10,659
Marketable securities	56,886	51,703
Prepaid and other current assets	1,937	3,275
Restricted cash	200	200

Total current assets	61,342	65,837
Property and equipment, net	250	314
Goodwill	2,962	2,962
Other assets	38	38

Total assets	$64,592	$69,151

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$968	$987
Accrued liabilities	1,447	2,108
Other liabilities, current portion	182	244

Total current liabilities	2,597	3,339
Other liabilities, non-current portion	39	60

Total liabilities	2,636	3,399
Stockholders' equity:
Common stock	14	14
Additional paid-in capital	167,213	165,803
Accumulated deficit	(105,271)	(100,094)
Accumulated other comprehensive income	—	29

Total stockholders' equity	61,956	65,752

Total liabilities and stockholders' equity	$64,592	$69,151

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
License fee revenue	$—	$3,125
Operating expense:
Research and development	2,357	2,491
General and administrative	2,784	2,544

Total operating expense	5,141	5,035

Loss from operations	(5,141)	(1,910)
Interest and other income (expense), net	(36)	(29)

Net loss	$(5,177)	$(1,939)

Basic and diluted net loss per share	$(0.37)	$(0.14)

Weighted average shares outstanding	13,925	13,461

Comprehensive loss	$(5,206)	$(1,924)

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(5,177)	$(1,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66	114
Stock-based compensation	773	743
Amortization of lease liability	(64)	(106)
Amortization of premium on available for sale securities	209	419
Changes in operating assets and liabilities:
Prepaid and other current assets	1,346	(209)
Accounts payable	(19)	161
Accrued and other liabilities	(681)	(350)
Deferred revenue	—	(3,125)

Net cash used in operating activities	(3,547)	(4,292)
Investing activities
Purchases of property and equipment, net	(2)	(11)
Purchases of marketable securities	(12,420)	(17,833)
Maturities of marketable securities	7,000	12,000

Net cash used in investing activities	(5,422)	(5,844)
Financing activities
Proceeds from issuance of common stock, net	629	23

Net cash provided by financing activities	629	23
Net decrease in cash and cash equivalents	(8,340)	(10,113)
Cash and cash equivalents at beginning of period	10,659	13,720

Cash and cash equivalents at end of period	$2,319	$3,607

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Transcept Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the field of neuroscience. Intermezzo® (zolpidem tartrate) sublingual tablet C-IV is the first U.S. Food and Drug Administration, (“FDA”), approved Transcept product. Purdue Pharmaceutical Products L.P. (“Purdue Pharma”) holds commercialization and development rights for Intermezzo in the United States. Transcept is currently conducting a Phase 2 study of an investigational product, TO-2061, in patients with obsessive-compulsive disorder. The Company operates in one business segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying condensed consolidated balance sheet at December 31, 2011 has been derived from our audited financial statements at that date. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012 or for any other interim period or any other future year.

The accompanying unaudited condensed consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the United States Securities and Exchange Commission on March 30, 2012.

Need to Raise Additional Capital

As of March 31, 2012, the Company had cash, cash equivalents and marketable securities of $59.2 million, working capital of $58.7 million, and an accumulated deficit of approximately $105.3 million. Management expects to continue to incur additional losses in the foreseeable future as the Company continues its research and development activities. Management believes that cash, cash equivalents and marketable securities balances on hand at March 31, 2012 will be sufficient to fund planned expenditures for at least the next twelve months. The Company may need substantial additional capital in the future to pursue the commercialization of Intermezzo, develop TO-2061, seek regulatory approval for Intermezzo in other countries and seek additional products and product candidates through business development efforts. Until the Company can generate a sufficient amount of product revenue, if ever, it expects to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. There can be no assurance that the Company will be successful in consummating any such financing transaction, or if the Company does consummate such a transaction, that the terms and conditions of such transaction will be favorable. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants and warrants that are also dilutive. Similarly, financing obtained through future collaborations may require the Company to forego certain commercialization and other rights to its drug candidates. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to successfully pursue its business strategy. See Note 7 – “Subsequent Events” for further information regarding the Company’s $40.5 million financing completed on May 1, 2012.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates. Management makes estimates when preparing the financial statements including those relating to revenue recognition, clinical trials expense, and stock-based compensation.

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

During the three-month periods ended March 31, 2012 and 2011, the Company recorded employee stock-based compensation costs of $640,000 and $558,000, respectively, in accordance with the provisions of ASC Topic 718. No related tax benefits of stock-based compensation costs have been recognized since the Company’s inception. The Company issued 108,755 common shares for the three months ended March 31, 2012 upon stock option exercises.

Additionally, during the three-month period ended March 31 2012, the Company modified the terms of stock options previously granted to a member of its Board of Directors to accelerate vesting of the option upon the director’s anticipated end of service to the Company in April 2012. This modification resulted in additional compensation expense of $16,000 during the three-month period ended March 31, 2012. During the three-month period ended March 31, 2011, the Company modified the terms of certain stock options previously granted to two members of its Board of Directors to align and extend the exercise period of the options after the directors’ anticipated end of service to the Company in June 2011. These modifications resulted in additional compensation expense of $154,000 during the three-month period ended March 31, 2011. The Company accounted for the modification of these stock option awards in accordance with the provisions of ASC Topic 718.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees (formerly Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services), using a fair-value approach. The equity instruments, consisting of stock options and warrants granted to lenders and consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the term of the related financing or the period over which services are received. During the three-month periods ended March 31, 2012 and 2011, the Company recorded non-employee stock-based compensation costs of $117,000 and $31,000, respectively.

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recently Adopted Accounting Standards

Effective January 1, 2012, the Company adopted the Accounting Standards Update, (“ASU”) No. 2011-05, Presentation of Comprehensive Income on a retrospective basis. ASU No. 2011-05 was issued to enhance comparability between entities that report under U.S. GAAP and International Financial Reporting Standards (“IFRS”), and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to solely report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The adoption of this ASU did not have any impact on the Company’s results of operations or financial position, but did require modifying the format of the former “Statements of Operations” to include total comprehensive loss and changing the title of the statements to “Statements of Operations and Comprehensive Loss.”

Effective January 1, 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) on a prospective basis. This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of ASU No. 2011-04 did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2012	2011
Numerator:
Net loss	$(5,177)	$(1,939)

Denominator:
Weighted average shares outstanding	13,925	13,463
Less: Weighted average shares subject to repurchase	—	(2)

Denominator for basic and diluted net loss per share	13,925	13,461

Basic and diluted net loss per share	$(0.37)	$(0.14)

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following outstanding shares subject to options and warrants to purchase common stock and common stock subject to repurchase were antidilutive due to a net loss in the periods presented and, therefore, were excluded from dilutive securities computation for the three-month periods indicated below (in thousands):

	March 31,
	2012	2011
Excluded potentially dilutive securities (1):
Shares subject to options to purchase common stock	3,357	3,014
Shares subject to warrants to purchase common stock	156	156
Common stock subject to repurchase	—	2

Total	3,513	3,172

(1)	The number of shares is based on the maximum number of shares issuable on exercise of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale securities. Total comprehensive loss for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three months ended March 31,
	2012	2011
Net loss	$(5,177)	$(1,939)
Changes in unrealized gain (loss) on marketable securities	(29)	15

Comprehensive loss	$(5,206)	$(1,924)

3. Fair Value

On January 1, 2008, the Company adopted ASC Topic 820, Fair Value Measurements and Disclosures (formerly SFAS No. 157) as it applies to financial assets and financial liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the estimated exit price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date rather than on an entry price which represents the purchase price of an asset or liability. ASC Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In accordance with ASC Topic 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

	March 31, 2012	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200	$200	$—	$—
Money market funds	1,024	1,024	—	—
U.S. Treasury securities	56,886	—	56,886	—

	$58,110	$1,224	$56,886	$—

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

No other assets or liabilities were carried at fair value as of March 31, 2012 and December 31, 2011.

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. There were no transfers of assets between different fair-value levels during the periods presented.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Cash, Cash Equivalents, and Marketable Securities

The following is a summary of cash, cash equivalents, restricted cash, and marketable securities as of the respective dates (in thousands):

	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$1,295	$—	$—	$1,295
Certificates of deposit	200	—	—	200
Money market funds	1,024	—	—	1,024
U.S. Treasury securities	56,886	—	—	56,886

	$59,405	$—	$—	$59,405

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$1,421	$—	$—	$1,421
Certificates of deposit	200	—	—	200
Money market funds	9,238	—	—	9,238
U.S. Treasury securities	51,674	29	—	51,703

	$62,533	$29	$—	$62,562

There were no sales of available-for-sale marketable securities during the first three months of 2012 or 2011. The amortized cost and estimated fair value of available-for-sale marketable securities at March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Cost	Fair value	Cost	Fair value
Marketable securities	56,886	56,886	51,674	51,703

Based on the fair value of the Company’s marketable securities at March 31, 2012, $8,585,000 had a maturity of between one and two years, and the remaining $48,301,000 had maturities of one year or less.

5. Collaboration Agreement

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

•

The Company transferred the Intermezzo New Drug Application, (“NDA”), to Purdue Pharma, and Purdue Pharma is obligated to assume the expense associated with maintaining the NDA and further development of Intermezzo in the United States, including any expense associated with post-approval studies;

•	Purdue Pharma is obligated to commercialize Intermezzo in the United States at its expense using commercially reasonable efforts;

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company has retained an option to co-promote Intermezzo to psychiatrists in the United States. The option can be exercised as late as August 2015. Once exercised, the Company may begin promotion to psychiatrists within 8 to 15 months, the exact time period to be determined by the point in the calendar year in which the option exercise notice is delivered to Purdue. If the Company exercises the co-promote option and enters the marketplace, it is entitled to receive an additional co-promote royalty from Purdue Pharma on net revenue that is generated by psychiatrist prescriptions. This additional co-promote royalty ranges from 40%, if the Company begins marketing to psychiatrists in the first month following the one year anniversary of commercial launch of Intermezzo in the United States, down to approximately 22%, if it does not begin marketing to psychiatrists until 55 months after the commercial launch of Intermezzo, which occurred in April 2012. Net revenue qualifying for this additional co-promote royalty is limited by an annual cap of 15% of total Intermezzo annual net sales in the United States. The co-promotion option cannot be transferred to a third party, except under a limited circumstance at the discretion of Purdue Pharma.

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

Through June 30, 2011, the Company recognized revenue from the $25 million non-refundable license fee ratably over an estimated 24-month period beginning in August 2009 and ending in July 2011 as this represented the estimated period during which the Company had significant participatory obligations under the Collaboration Agreement. During the quarter ended September 30, 2011, the Company re-assessed the time period over which the remaining $1.04 million of deferred revenue at June 30, 2011 was recognized, and the Company recorded the remaining revenue through November 30, 2011 based on FDA approval of Intermezzo and the completion of the Company’s participatory obligations under the Collaboration Agreement. Revenue recognized in connection with the license fee during the three-month period ended March 31, 2011 was $3.1 million.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Commitments and Contingencies

Legal proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company is not currently involved in any material legal proceedings.

7. Subsequent Events

On April 5, 2012, Intermezzo became commercially available in the United States.

On May 1, 2012, the Company completed a public offering of 4,500,000 shares of its common stock at a public offering price of $9.00 per share. Net proceeds to the Company from the public offering were approximately $37.6 million after deducting underwriting discounts and commissions and estimated offering expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. Transcept Pharmaceuticals, Inc., or Transcept, intends that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and actual Transcept results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	expectations regarding our TO-2061 development program;

•	expected activities and responsibilities of us and Purdue Pharmaceuticals L.P., or Purdue Pharma, under our United States License and Collaboration Agreement, or the Collaboration Agreement;

•	our potential receipt of revenue under the Collaboration Agreement, including milestone and royalty revenue;

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

•

the ability and degree to which we may obtain and maintain market exclusivity from the U.S. Food and Drug Administration, or FDA, for Intermezzo, TO-2061 and any future product candidates under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FFDCA;

•

our ability to maintain and obtain additional patent protection for Intermezzo and obtain patent protection for our TO-2061 development program without violating the intellectual property rights of others;

•	expected future sources of revenue and capital; and

•	our expectations regarding the use of proceeds from our recent public offering of common stock.

Forward-looking statements do not reflect the potential impact of any future in-licensing, collaborations, acquisitions, mergers, dispositions, joint ventures, or investments we may enter into or make. Except as required by law, we undertake no obligation to, and expressly disclaim any obligation to, revise or update the forward-looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, which are more fully discussed in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, including, but not limited to, those risks and uncertainties relating to:

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

Recent Events

Our U.S. marketing partner, Purdue Pharma, launched Intermezzo in April 2012.

On May 1, 2012, we completed a public offering of 4,500,000 shares of our common stock at a public offering price of $9.00 per share. Net proceeds to us from the public offering were approximately $37.6 million after deducting underwriting discounts and commissions and estimated offering expenses.

Intermezzo® (zolpidem tartrate sublingual tablet)

Our first approved product, Intermezzo (zolpidem tartrate) sublingual tablet, is a sublingual formulation of zolpidem approved for use as needed for the treatment of insomnia when a middle-of-the-night awakening is followed by difficulty returning to sleep. Intermezzo is the first and only sleep aid approved by the FDA for this indication. On April 4, 2012, Purdue Pharma began promotion of Intermezzo to high prescribers of insomnia products.

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

•

We transferred the Intermezzo NDA to Purdue Pharma, and Purdue Pharma is obligated to assume the expense associated with maintaining the NDA and further development of Intermezzo in the United States, including any expense associated with post-approval studies;

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

We have retained an option to co-promote Intermezzo to psychiatrists in the United States. The option can be exercised as late as August 2015. Once exercised, we may begin promotion to psychiatrists within 8 to 15 months, the exact time period to be determined by the point in the calendar year in which the option exercise notice is delivered to Purdue. If we exercise the co-promote option and enter the marketplace, we are entitled to receive an additional co-promote royalty from Purdue Pharma on net revenue that is generated by psychiatrist prescriptions. This additional co-promote royalty ranges from 40%, if we begin marketing to psychiatrists in the first month following the one year anniversary of commercial launch of Intermezzo in the United States, down to approximately 22%, if we do not begin marketing to psychiatrists until 55 months after the commercial launch of Intermezzo, which occurred in April 2012. Net revenue qualifying for this additional co-promote royalty is limited by an annual cap of 15% of total Intermezzo annual net sales in the United States. The co-promotion option cannot be transferred to a third party, except under a limited circumstance at the discretion of Purdue Pharma.

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

Net Loss and Profitability

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including contract manufacturing and clinical trials. As of March 31, 2012, we had an accumulated deficit of $105.3 million. Our net loss for the years ended December 31, 2011, 2010, and 2009 was $3.9 million, $9.3 million, and $21.8 million, respectively. Our net loss for the three months ended March 31, 2012 and 2011 was $5.2 million and $1.9 million, respectively. As of March 31, 2012, we had cash, cash equivalents, and marketable securities of $59.2 million and working capital of $58.7 million.

Prior to the fourth quarter of 2011, our only source of revenue had been the receipt in August 2009 of a $25.0 million non-refundable license fee received pursuant to our Collaboration Agreement with Purdue Pharma. Through June 30, 2011, we recognized revenue from the license fee ratably over an estimated 24-month period beginning in August 2009 and ending in July 2011 as this represented the estimated period during which we had significant participatory obligations under the Collaboration Agreement. During the quarter ended September 30, 2011, we re-assessed the time period over which the remaining $1.04 million of deferred revenue at June 30, 2011 was recognized, and we recorded the remaining revenue through November 30, 2011, based on FDA approval of Intermezzo and the completion of our participatory obligations under the Collaboration Agreement. During the fourth quarter of 2011, we received a $10 million milestone payment from Purdue Pharma. We also recorded approximately $2.4 million from Purdue Pharma that included approximately $0.8 million for a non-refundable option to negotiate for the commercialization of Intermezzo in Mexico and Canada and approximately $1.6 million for reimbursement of certain manufacturing-related costs.

Our ability to generate additional near term revenue is dependent upon our ability to license the development and commercialization of Intermezzo outside the United States and the receipt of milestone and royalty payments under our Collaboration Agreement with Purdue Pharma.

Financial Operations Overview

Revenue

Through June 30, 2011, we recognized revenue from the $25 million non-refundable license fee ratably over an estimated 24-month period beginning in August 2009 and ending in July 2011 as this represented the estimated period during which we had significant participatory obligations under the Collaboration Agreement. During the quarter ended September 30, 2011, we re-assessed the time period over which the remaining $1.04 million of deferred revenue at June 30, 2011 was recognized, and we recorded the remaining revenue through November 30, 2011, based on FDA approval of Intermezzo and the completion of our participatory obligations under the Collaboration Agreement. The revenue recognized in connection with the license fee during the three-month period ended March 31, 2011 was $3.1 million.

Research and Development Expense

Research and development expense has represented approximately 46% and 49% of total operating expense for the three months ended March 31, 2012 and 2011, respectively. Research and development costs are expensed as incurred. Research and development expense consists of expense incurred in identifying, researching, developing and testing product candidates. This expense primarily consists of the following:

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and related expense for personnel in executive, market research, finance and accounting, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services.

Interest and other income (expense), net:

Interest and other income (expense), net consists of interest income received from cash, cash equivalents, restricted cash and marketable securities held with certain financial institutions, and is offset by interest expense incurred on a $0.3 million loan for tenant improvements, payable to the landlord of our corporate facility in Point Richmond, California; and other income (expense), net, primarily relating to Delaware franchise tax.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

The following table summarizes results of operations with respect to the items set forth below for the three months ended March 31, 2012 and 2011, together with the percentage change in those items (in thousands).

	For the Three Months Ended March 31,
	2012	2011	Favorable (Unfavorable)	% Change
Revenue	$—	$3,125	$(3,125)	(100%)
Research and development expense	2,357	2,491	134	5%
General and administrative expense	2,784	2,544	(240)	(9%)
Interest and other income (expense), net	(36)	(29)	(7)	(24%)

Revenue

We recorded no revenue for the quarter ended March 31, 2012 compared to $3.13 million of license fee revenue for the comparable quarter in 2011. All revenue from the license fee received from Purdue in connection with the Collaboration Agreement was recognized by December 31, 2011.

Research and Development Expense

Research and development expense decreased 5% to $2.36 million for the three months ended March 31, 2012 from $2.49 million for the comparable period in 2011. The decrease of approximately $134,000 for the three months ended March 31, 2012 is primarily attributable to a reduction in headcount related to our July 2011 reduction-in-force and a reduction in the Intermezzo development project related to the Intermezzo FDA resubmission. These reductions were partially offset by increased clinical expense associated with our TO-2061 development program, specifically related to our ongoing Phase 2 clinical trial.

General and Administrative Expense

General and administrative expense increased 9% to $2.78 million for the three months ended March 31, 2012 from $2.54 million for the comparable period in 2011. The approximately $240,000 increase for the three months ended March 31, 2012 as compared to March 31, 2011 is primarily attributable to higher expense for external professional fees, including third-party consulting, market research and legal fees. These increases were partially offset by decreased non-cash stock compensation expense as we recorded $154,000 during the three months ended March 31, 2011 for stock option modifications to two members of our Board of Directors.

Interest and other income (expense), net

Interest income and other income (expense), net are relatively comparable between periods and primarily reflect reduced interest income due to lower yields on lower investment balances.

Liquidity and Capital Resources

At March 31, 2012, we had cash, cash equivalents and marketable securities of $59.2 million.

Sources of Liquidity

From our inception through the completion of our January 2009 merger with Novacea, Inc., or the Merger, we financed our operations primarily through private placements of preferred stock, debt financing and interest income. Through March 31, 2012, we received net proceeds of $71.0 million from the sale of preferred stock, all of which was converted to common stock upon completion of the Merger. Through the Merger in January 2009, we acquired an additional $80.9 million in cash, cash equivalents and marketable securities. On August 4, 2009, we received a $25 million non-refundable license fee from Purdue Pharma in connection with our entry into the Collaboration Agreement. In December 2011, we received a $10 million milestone payment from Purdue Pharma in accordance with the Collaboration Agreement.

On May 1, 2012, we completed a public offering of 4,500,000 shares of our common stock at a public offering price of $9.00 per share. Net proceeds to us from the public offering were approximately $37.6 million after deducting underwriting discounts and commissions and estimated offering expenses.

Purdue Pharma launched Intermezzo in April 2012 and we expect to begin recording royalty income during the second quarter of 2012.

The following table summarizes our cash used in operating, used in investing and provided by financing activities (in thousands):

	Three Months Ended March 31
	2012	2011
Net cash used in operating activities	$(3,547)	$(4,292)
Net cash used in investing activities	(5,422)	(5,844)
Net cash provided by financing activities	629	23

Operating Activities

Net cash used in operating activities was $3.55 million for the three months ended March 31, 2012, compared to $4.29 million for the three months ended March 31, 2011. Net cash used in operating activities for both periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges and noncash interest expense, as well as net changes in working capital. The net change in working capital during 2011 included $3.13 million of revenue recognition resulting in a decrease in deferred revenue.

Investing Activities

Net cash used in investing activities was $5.42 million for the three months ended March 31, 2012, compared to $5.84 million for the three months ended March 31, 2011. Net cash used in investing activities for both periods was primarily attributable to purchases of marketable securities, net of maturities. Uses of cash in investing activities for both periods also included net purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2012 was $629,000, compared to $23,000 for the three months ended March 31, 2011. Net cash provided during both periods related to common stock issuances.

Capital Resources

We expect that our cash, cash equivalents, and marketable securities of $59.2 million at March 31, 2012, will be sufficient to satisfy our liquidity requirements for at least the next twelve months. On May 1, 2012, we completed a public offering of 4,500,000 shares of our common stock at a public offering price of $9.00 per share. Net proceeds to us from the public offering were approximately $37.6 million after deducting underwriting discounts and commissions and estimated offering expenses. We believe our investments in cash equivalents and marketable securities are highly rated and highly liquid.

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

Critical Accounting Policies

There were no changes to our critical accounting policies since we filed our 2011 Annual Report on Form 10-K for the year ended December 31, 2011 with the Securities and Exchange Commission, or SEC. For a description of our critical accounting policies, please refer to our 2011 Annual Report.

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

Our exposure to market risk is confined to cash, cash equivalents and marketable securities which have contractual maturities of eighteen months or less, bear interest rates at fixed rates and are denominated in, and pay interest in, U.S. dollars. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, and fiduciary control of cash and investments. We also seek to achieve income from investments consistent with our investment policy. Investments are classified as available-for-sale. We do not use derivative financial instruments in our investment portfolio. To achieve our goals, we invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by limiting investments to U.S. Treasury debt or SEC registered money market funds. A hypothetical 100 basis point increase in interest rates would result in an approximate $325,000 decrease in the fair value of our marketable securities at March 31, 2012.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, subject to the limitations described below, that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this report before you decide to purchase our common stock. If any of these risks actually occur, it may materially harm our business, financial condition, operating results or cash flow. As a result, the market price of our common stock could decline, and you may lose all or part of your investment.

We have had a limited operating history that may make it difficult for you to evaluate the potential success of our business and we have a history of incurring losses.

We were founded in January 2001 under our former name, Novacea, Inc., and in January 2009 underwent a merger with Transcept Pharmaceuticals, Inc., a privately held company, or TPI, founded in 2002, which is the primary business we currently conduct. Our operations to date have been limited to organizing and staffing, acquiring, developing and securing technology and undertaking preclinical studies and clinical trials. Furthermore, our business is not profitable and has incurred losses in each year since the inception of TPI in 2002. Our net loss for the years ended December 31, 2011, 2010 and 2009 was $3.9 million, $9.3 million and $21.8 million, respectively. Our net loss for the three months ended March 31, 2012 was $5.2 million and we had an accumulated deficit at March 31, 2012 of $105.3 million.

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

In July 2009, we entered into a Collaboration Agreement with Purdue Pharma, which provides Purdue Pharma with the option to commercialize Intermezzo in the United States at its expense. On November 30, 2011, Purdue Pharma notified us that it exercised its option to commercialize Intermezzo and subsequently launched commercial sales of Intermezzo in the United States in April 2012. If Purdue Pharma does not successfully commercialize Intermezzo in the United States, our ability to generate revenue will be jeopardized and, consequently, our business will be seriously harmed. Because we do not have another product candidate that has received regulatory approval for commercial sale, our future success is currently dependent on the successful commercialization of Intermezzo in the United States by Purdue Pharma.

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

The manner in which Purdue Pharma launches Intermezzo, including the amount and timing of Purdue Pharma’s investment in the commercial launch and potential pricing of Intermezzo, will have a significant impact on the ultimate success of Intermezzo in the United States, and the success of the overall commercial arrangement with Purdue Pharma. If the launch of commercial sales of Intermezzo in the United States by Purdue Pharma is delayed or prevented, our revenue will suffer and our stock price may decline. Further, if launch and resulting sales of Intermezzo are not deemed successful, our stock price may decline. The outcome of Purdue Pharma commercialization efforts could also have an effect on investors’ perception of potential sales of Intermezzo outside the United States, which could also cause a decline in our stock price and may make it more difficult for us to enter into strategic collaborations outside the United States.

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

In 2010, we sponsored an epidemiology study conducted by Dr. Ronald Kessler that sought to quantify the extent of the off-label middle-of-the-night use of seven- to eight-hour sleep aids. The study suggested that approximately 11% of all hypnotic users sometimes take their sleep aid in the middle of the night in order to return to sleep, and that approximately 50% of those hypnotic users who reported middle-of-the-night awakening as their most bothersome insomnia symptom sometimes take their bedtime sleep aid in the middle of the night. Despite the fact that currently available sleep aids are not approved to be taken in the middle of the night, these findings suggest the possibility that some patients may use, or continue to use, these products, or their low cost generic versions, rather than Intermezzo. In addition, anecdotal evidence suggests that some patients currently split low cost generic tablets for off-label use in the middle of the night, despite the fact that these patients have no instruction as to the proper dose or how long they should stay in bed and refrain from driving.

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

Many potential competitors, either alone or together with their partners, have substantially greater financial resources, research and development programs, clinical trial and regulatory experience, expertise in prosecution of intellectual property rights, and manufacturing, distribution and sales and marketing capabilities than us and our collaboration partner. As a result of such factors, our competitors may:

•	develop product candidates and market products that are less expensive, safer, more effective or easier to use than Intermezzo;

•	commercialize competing products;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled scientific workers and experienced sales and marketing personnel from the limited pool of available talent;

•	more effectively negotiate third party licenses and strategic collaborations; and

•	take advantage of acquisition or other opportunities more readily than us or our collaboration partner.

We may require substantial additional funding and may need to curtail operations if we are unable to raise capital when needed.

We had cash, cash equivalents and marketable securities of $59.2 million at March 31, 2012. We expect our negative cash flows from operations to continue for the foreseeable future as Purdue Pharma attempts to establish Intermezzo as a successful brand in the insomnia category, and we develop TO-2061, seek regulatory approval for Intermezzo in other countries and seek additional products and product candidates through business development efforts. We do not know how long it will take to obtain regulatory approval of TO-2061 or any future product candidates, if any, or if such approval is obtainable.

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

The development of sales and marketing infrastructure is difficult and time consuming, and requires substantial financial and other resources. Factors that may hinder our efforts to develop an internal sales and marketing infrastructure include:

•	the inability to recruit, retain and effectively manage adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or convince adequate numbers of physicians to prescribe Intermezzo or future products, if approved;

•	the abundance of well branded, competing products sold and distributed by large established organizations;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen delays, costs and expenses associated with creating a sales and marketing organization.

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

The Collaboration Agreement provides that we can exercise our co-promotion option at any point before or on the last day of the fortieth calendar month (e.g. on or before August 31, 2015) after commercial launch of Intermezzo in the United States, which occurred in early April 2012. The Collaboration Agreement also provides that we cannot begin co-promoting Intermezzo until at least 12 months following the commercial launch of Intermezzo in the United States. In the event that we exercise our co-promotion option in the first four months of a calendar year, we cannot commence co-promotion activities until the later of the one year anniversary following the commercial launch of Intermezzo in the United States by Purdue Pharma or the first month of the next calendar year. In the event that we exercise our option after the fourth calendar month of the year, we cannot commence co-promotion activities until 15 months from the date we exercise our option. If we choose to delay the exercise of our co-promote option or commencing co-promotion activities after exercising our option, our royalty percentage on sales of Intermezzo pursuant to the option decreases on a monthly basis from approximately 40%, if we begin co-promoting Intermezzo in the first month of the year following the commercial launch of Intermezzo in the United States, down to approximately 22%, if we begin co-promoting in the 55th month following the commercial launch. A delay in exercise of our co-promotion option or the commencement of co-promotion activities following exercise of our option will adversely affect the revenue we can generate pursuant to our co-promotion right.

Governmental and third party payors may impose restrictions on reimbursement or pricing controls that could limit product revenue.

The continuing efforts of government and third party payors to contain or reduce the costs of health care through various means may reduce potential revenue we may receive from sales of Intermezzo. In particular, third party insurance coverage may not be available to patients for Intermezzo or other future products, if any, especially in light of the availability of low-cost generic zolpidem therapeutics, regardless of the fact that such products are not specifically designed or indicated to specifically treat middle-of-the-night awakening. Government and third party payors could also impose conditions on reimbursement, price controls and other conditions that must be met by patients prior to providing coverage for use of our products. For example, insurers may establish a “step-edit” system that requires a patient to utilize a lower price alternative product prior to becoming eligible for reimbursement of a higher price product. If government and third party payors do not provide adequate coverage and reimbursement levels for our products, or if price controls, prior authorization or step-edit systems are enacted, our royalties and/or product revenue will suffer. Also, potential revenue based on sales to Federal government customers, including the Departments of Veterans Affairs and Defense, will be limited given that Intermezzo will be subject to statutory price constraints that apply to innovator products (those approved by the FDA under NDAs). In addition, the Affordable Care Act requires manufacturers of branded prescription drugs to pay an annual fee to the Federal government beginning in 2011. Each manufacturer’s fee will be calculated based on the dollar value of its sales to certain federal programs and the aggregate dollar value of all branded prescription drug sales by covered manufacturers. A manufacturer’s fee will be its prorated share of the industry’s total fee obligation (approximately $2.5 billion in 2011 and set to increase in following years), based on the ratio of its sales to the total sales by covered entities. We cannot predict our share of this fee because it will be determined in part on other entities’ sales to the relevant programs.

Negative publicity and documented side effects concerning products used to treat patients in the insomnia market may harm commercialization of Intermezzo.

Products containing zolpidem, the active ingredient in Intermezzo, are widely marketed. Zolpidem use has been linked to negative effects, such as sleepwalking and amnesia, and has the potential to cause physical or psychological dependence. Furthermore, zolpidem is classified as a Schedule IV controlled substance under the Controlled Substances Act, and is subject to certain packaging, prescription and purchase volume limitations. There can be no assurance that additional negative publicity or increased governmental controls on the use of zolpidem or other compounds used in products for the insomnia market would not inhibit or prevent commercialization of Intermezzo. Furthermore, negative information arising out of clinical trials, post-market adverse event reporting or publicity concerning zolpidem and other hypnotic pharmaceuticals could cause the FDA to make approval or marketing of new products for the insomnia market more difficult, by requiring additional pre- or post-market studies or different non-clinical or clinical studies or taking other actions, out of safety or other concerns, or could lead to reduced consumer usage of sleep aids, including zolpidem products and Intermezzo. For example, the FDA has taken steps to ensure that we warn patients that the use of other zolpidem products may negatively affect patient driving ability the morning after dosing.

Intermezzo, and any other future product candidate for which we may receive regulatory approval from the FDA, will be subject to ongoing regulatory requirements and may face regulatory or enforcement action.

Intermezzo, as well as any other product candidate for which we receive regulatory approval, together with related third party manufacturing facilities and processes, post-approval clinical data, and advertising and promotional activities for the product, will be subject to significant review, oversight and ongoing and changing regulation by the FDA. Failure to comply with regulatory requirements may subject us, or Purdue Pharma, to administrative and judicially-imposed sanctions. These may include warning letters, adverse publicity, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production, refusal to approve pending product marketing applications, import alerts placing a hold on the importation of drug products and drug substances, and withdrawal of product approvals. Even if we receive regulatory approval to market a particular product candidate, the approval could be conditioned on our conducting additional costly post-approval studies or could limit the indicated uses included in our labeling. The FDA now has the authority to require certain post-market studies, including post-market studies to further evaluate the safety of the drug and the use of the drug in certain patient populations, including pediatric and geriatric populations. For example, as part of the approval of Intermezzo, the FDA has required us to conduct a post-market study of the ability of patients to comply with our dosing instructions in an actual-use setting. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us or our marketing partner to withdraw it from the market or impede or delay the ability to obtain regulatory approvals in additional countries. The FDA has also requested that all manufacturers of sedative-hypnotic pharmaceutical products modify their product labeling to include strong language concerning potential risks. These risks include severe allergic reactions and complex sleep-related behaviors, which include sleep-driving. The FDA also recommended that pharmaceutical manufacturers of sedative-hypnotics conduct clinical studies to investigate the frequency with which sleep-driving and other complex behaviors occur in association with individual drug products, and to deliver to the FDA information related to the effect, if any, their drug products may have on next day driving safety.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, and compliance with strictly enforced federal, state and foreign regulations. Third-party manufacturers and key suppliers may not perform as agreed, may terminate their agreements, or may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments at foreign facilities or financial difficulties. For example, Purdue Pharma’s supplier of zolpidem tartrate with its manufacturing facility in Israel may face geopolitical risk that could prevent it from providing supplies from such facility. Additionally, third-party manufacturers and key suppliers may become subject to claims of infringement of intellectual property rights of others, which could cause them to incur substantial expenses, and, if such claims were successful, could cause them to incur substantial damages or cease production of our products or product components. In addition, several of the suppliers of Intermezzo have only one facility qualified to supply key components of Intermezzo, and transferring such supply to an alternate site could take substantial time and resources. Any interruption of supply from such facilities could materially impair the ability to manufacture Intermezzo, which may harm Purdue Pharma’s ability to commercialize Intermezzo in the United States and impair our ability to generate revenue from Intermezzo through our collaboration with Purdue Pharma. Furthermore, as noted above, in the event we commercialize Intermezzo outside the U.S. territory, we would likely also rely on the same key manufacturers and suppliers as Purdue Pharma intends to use to commercialize Intermezzo in the U.S. territory. These manufacturers and suppliers may also choose, or be required, to seek licenses from the claimant, which may not be available on acceptable terms or at all. If these manufacturers or key suppliers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to launch Intermezzo in the United States through our collaboration with Purdue Pharma or, if we choose to commercialize Intermezzo accordingly, outside of the United States, or any other product candidate, if approved, would be jeopardized. Even if we were able to launch a product, these difficulties could cause increases in the prices we or our collaborators pay for supply of such product and its components which could substantially hinder or prevent commercialization efforts.

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

Any of these factors could cause the delay or suspension of commercialization of Intermezzo, TO-2061 or any other product candidate that we may develop, hinder or delay future regulatory submissions and/or required regulatory approvals, or entail higher costs or result in an inability to effectively commercialize our products. Furthermore, if manufacturers fail to deliver the required commercial quantities of raw materials, including the active pharmaceutical ingredient, key excipients or finished product on a timely basis and at commercially reasonable prices, we or our strategic partners, including Purdue Pharma, would be unable to meet demand for our products and we would lose potential revenue.

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

Further, side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities stopping further development of or denying approval of our product candidates. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial, modify our regulatory strategy or even discontinue development of one or more of our product candidates. For example, ondansetron is approved for episodic use. It has not been clinically determined what risks could be associated with the long term or chronic use of ondansetron in treatment resistant OCD. In addition, from time to time the FDA will review the safety of an approved product, molecule or therapeutic class. In a recent review of ondansetron the FDA revised the Important Safety Information related to ondansetron and cited a risk of QT prolongation, or irregular heart rhythm. These types of safety reviews by the FDA, or new clinical findings generated by the scientific community, could cause us to modify our clinical study plans for ondansetron and other programs, or abandon such programs altogether.

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

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes, which could impact the cost, timing or successful completion of a clinical trial. Further, conducting clinical trials in foreign countries, as we are currently doing with respect to TO-2061, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. If we experience delays in the commencement or completion of our clinical trials, the commercial prospects for our product candidates and our ability to generate product revenue will be harmed. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also lead to the denial of regulatory approval of a product candidate.

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

In connection with the approval of the Intermezzo NDA, the FDA has granted three years of Hatch-Waxman marketing exclusivity for Intermezzo. Under this form of exclusivity, the FDA is precluded from approving an abbreviated new drug application (ANDA) for a generic of Intermezzo, i.e., a product candidate that the FDA views as a therapeutically equivalent drug product having the same conditions of use as Intermezzo (for example, the same labeling, the same dosage form and route of administration, the same strength and the same bioavailability as Intermezzo). Marketing exclusivity for Intermezzo also precludes the FDA from approving 505(b)(2) applications for proposed drug products having the same or similar conditions of use as Intermezzo, including applications that rely on Intermezzo as the reference product. The exclusivity lasts for a period of three years from the date of Intermezzo approval, or until November 2014; however, the FDA may accept and commence review of ANDAs and 505(b)(2) NDAs during the three-year period. If a generic drug manufacturer submits an ANDA application during this three-year exclusivity period, we will likely be required to file a patent infringement claim against such drug manufacturer in order to enforce our patent-based exclusivity under the Hatch-Waxman Act. In addition, the three-year exclusivity period may not prevent FDA from approving an original NDA that relies only on its own data to support the approval.

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

We are highly dependent on the principal members of our management and scientific staff, including but not limited to Glenn A. Oclassen, our President and Chief Executive Officer, Thomas P. Soloway, our Executive Vice President and Chief Operating Officer, and Nikhilesh N. Singh, Ph.D., our Senior Vice President and Chief Scientific Officer. The competition for skilled personnel among biopharmaceutical companies in the San Francisco Bay Area is intense and the employment services of our scientific, management and other executive officers may be terminated at-will. If we lose one or more of these key employees, our ability to implement and execute our business strategy successfully could be seriously harmed. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in the biopharmaceutical industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. We do not carry key man life insurance on any of our key personnel other than Dr. Singh.

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

The active, and many of the inactive, ingredients in Intermezzo and TO-2061, including generically manufactured zolpidem and ondansetron, respectively, have been known and used for many years. The zolpidem and ondansetron compositions of matter are no longer subject to patent protection. Accordingly, certain of our patents for Intermezzo and TO-2061 are directed to the particular formulations of its ingredients. Also, for both Intermezzo and TO-2061, we are seeking patent protection for new uses of such compounds. Although we believe our formulations and the use of Intermezzo and TO-2061 are patentable, and patents covering or arising from such product candidates have the potential to provide a competitive advantage, such patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations. Moreover, if our patents are successfully challenged and ruled to be invalid and/or unenforceable, we would be exposed to direct competition from low-priced generic products.

There can be no assurance that our pending patent applications and applications we may file in the future, or those applications we may license from third parties, will result in patents being issued in a timely manner, or at all. Even if patents issue, the claims in such patents may not issue in a form that will be advantageous to us, may not cover Intermezzo or TO-2061 and their unique features, and may not provide us with proprietary protection or competitive advantages. For instance, with Intermezzo, competitors may be able to engineer around our formulation patents and applications with alternate formulations that deliver therapeutic effects sufficiently similar to Intermezzo to warrant approval under existing FDA standards for generic product approvals. Accordingly, other drug companies may be able to develop generic versions of our products even if we are able to maintain our current proprietary rights. Alternatively, other drug companies can challenge the validity of our patents and seek to gain marketing approval for generic versions of our products. For example, drug makers may attempt to introduce low-dose zolpidem or ondansetron products similar to our products immediately after the expiration of Hatch-Waxman marketing exclusivity and prior to the expiration of patents that may be issued relating to our respective products by challenging the validity of our patents or certifying that their competitive products do not infringe our patents. Generic drug manufacturers also routinely initiate challenges during the Hatch-Waxman marketing exclusivity period and it is reasonably likely that a generic drug manufacturer may bring such a challenge as early as 2012 and immediately initiate the FDA review process for a competing generic product under the Hatch-Waxman Act. If we initiate timely patent litigation against a generic or 505(b)(2) sponsor who seeks to challenge one or more of the patents that claim Intermezzo, we would be entitled to a regulatory stay that prohibits final approval of the generic or 505(b)(2) product for 30 months from the date we receive notice of the challenge to our patents. That stay may be terminated if we do not succeed in maintaining litigation against the generic or 505(b)(2) applicant. In addition, if a generic or 505(b)(2) applicant formulates around our patents, we may not be able to initiate Hatch-Waxman patent litigation and, as a result, there would be no 30 month regulatory stay on FDA’s ability to give final approval to the generic or 505(b)(2) application. In addition, among other limitations, our patent applications that protect Intermezzo are limited in scope to certain uses and formulations of zolpidem, so potential competitors could develop similar products using active pharmaceutical ingredients other than zolpidem. Any patents that have been allowed, we have obtained or do obtain may be challenged by re-examination, opposition, or other administrative proceeding, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid and/or unenforceable.

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

In the event a competitor infringes upon one of our patents or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from management. Under the Collaboration Agreement, Purdue Pharma has the right, but not the obligation, to bring action against a party engaged in infringement of our patents covering Intermezzo, and we are required to share 40% of the costs related to any such action up to an aggregate cap of $1.0 million per calendar year and $4.0 million over the term of the agreement. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.

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

There are a number of reasons why we might fail to meet financial guidance or other expectations about our business, including, but not limited to, the following:

•	delays or unexpected difficulties in Purdue Pharma’s efforts to commercially launch Intermezzo in the United States;

•	delays or unexpected changes in Purdue Pharma’s plan to invest approximately $100 million to support sales and marketing during the first year of Intermezzo commercialization;

•	the effectiveness of the sales, marketing and distribution efforts by Purdue Pharma in the United States and overall success of Purdue Pharma’s commercialization efforts in the United States;

•	lower than expected pricing and reimbursement levels, or no reimbursement at all, for Intermezzo in the United States;

•	the use of currently available sleep aids that are not approved to be taken in the middle of the night;

•	negative developments or setbacks in our efforts to seek marketing approval for Intermezzo outside of the United States;

•	current and future competitive products that have or obtain greater acceptance in the market than Intermezzo;

•	if only a subset of or no affected patients respond to therapy with Intermezzo or future products, if any;

•	negative publicity about the results of our clinical studies, or those of others with similar or related products may reduce demand for Intermezzo or future products, if any;

•	the inability to sell a product at the price we expect; or

•	the inability to supply enough product to meet demand.

If we fail to meet our revenue and/or expense projections and/or other financial guidance for any reason, our stock could decline in value.

Our stock price is volatile.

The market price of our common stock is subject to significant fluctuations. During the 12-month period ended March 31, 2012, the sales price of our common stock on The NASDAQ Global Market ranged from a high of $11.88 in June 2011 to a low of $2.58 in August 2011. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. The volatility of the market price of our common stock is exacerbated by the low trading volume of our common stock and the high proportion of our shares held by insiders. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our stock. As of March 31, 2012, we had research coverage by three securities analysts. If any of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research regarding us or our business model, technology or stock performance, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of our stock price.

Future sales of our common stock may cause our stock price to decline and impede our ability to raise capital.

Our common stock is closely held. Our executive officers and directors beneficially own or control approximately 25.5% of our approximately 14.0 million outstanding shares of common stock as of March 31, 2012 and an additional 23.0% is beneficially owned by venture capital firms in which two of our directors are partners. Significant portions of these shares are held by a small number of stockholders. In addition, other investors not otherwise affiliated with us beneficially own a significant number of shares of our common stock based on filings made with the SEC.

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

In addition, certain of our executive officers have established predetermined selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, or the Exchange Act, for the purpose of effecting sales of common stock.

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

Our executive officers and directors beneficially own or control approximately 25.5% of the outstanding shares of our common stock as of March 31, 2012 and an additional 23.0% is beneficially owned by venture capital firms in which two of our directors are partners. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

4.5(4)	Amended and Restated Investor Rights Agreement, dated as of February 27, 2007, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.6(4)	Termination Agreement, dated as of January 26, 2009, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference from the first Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(2)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(3)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.
(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2010.
*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Transcept Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 15th day of May 2012.

Transcept Pharmaceuticals, Inc.

/s/ THOMAS P. SOLOWAY
Thomas P. Soloway Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibits:

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

4.5(4)	Amended and Restated Investor Rights Agreement, dated as of February 27, 2007, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.6(4)	Termination Agreement, dated as of January 26, 2009, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference from the first Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(2)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(3)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.
(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2010.
*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Transcept Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.