Form 10-Q
period 2012-06-30
Transcept Pharmaceuticals Inc
filed 2012-08-13
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 9, 2012, 18,563,794 shares of our common stock, $0.001 par value, were outstanding.

Index to Financial Statements

Transcept Pharmaceuticals, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$48,994	$10,659
Marketable securities	43,239	51,703
Prepaid and other current assets	2,837	3,275
Restricted cash	200	200

Total current assets	95,270	65,837
Property and equipment, net	198	314
Goodwill	2,962	2,962
Other assets	—	38

Total assets	$98,430	$69,151

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,012	$987
Accrued liabilities	2,036	2,108
Other liabilities, current portion	70	244

Total current liabilities	3,118	3,339
Other liabilities, non-current portion	—	60

Total liabilities	3,118	3,399
Stockholders’ equity:
Common stock	19	14
Additional paid-in capital	205,706	165,803
Accumulated deficit	(110,411)	(100,094)
Accumulated other comprehensive income	(2)	29

Total stockholders’ equity	95,312	65,752

Total liabilities and stockholders’ equity	$98,430	$69,151

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Royalty revenue	$493	$—	$493	$—
License fee revenue	—	3,125	—	6,250

Total revenue	493	3,125	493	6,250

Operating expense:
Research and development	2,859	2,763	5,216	5,254
General and administrative	2,731	2,582	5,515	5,126

Total operating expense	5,590	5,345	10,731	10,380

Loss from operations	(5,097)	(2,220)	(10,238)	(4,130)
Interest and other income (expense), net	(43)	(26)	(79)	(55)

Net loss	$(5,140)	$(2,246)	$(10,317)	$(4,185)

Basic and diluted net loss per share	$(0.30)	$(0.17)	$(0.67)	$(0.31)

Weighted average shares outstanding	17,053	13,488	15,489	13,475

Comprehensive loss	$(5,142)	$(2,222)	$(10,348)	$(4,146)

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(10,317)	$(4,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129	216
Stock-based compensation	1,459	1,358
Amortization of lease liability	(172)	(197)
Amortization of premium on available for sale securities	354	781
Changes in operating assets and liabilities:
Prepaid and other current assets	438	83
Other assets	38	—
Accounts payable	25	593
Accrued and other liabilities	(134)	(227)
Deferred revenue	—	(6,250)

Net cash used in operating activities	(8,180)	(7,828)

Investing activities
Purchases of property and equipment, net	(12)	(40)
Purchases of marketable securities	(12,421)	(34,719)
Maturities of marketable securities	20,500	33,500

Net cash provided by (used in) investing activities	8,067	(1,259)

Financing activities
Proceeds from issuance of common stock, net	38,448	265

Net cash provided by financing activities	38,448	265
Net increase (decrease) in cash and cash equivalents	38,335	(8,822)
Cash and cash equivalents at beginning of period	10,659	13,720

Cash and cash equivalents at end of period	$48,994	$4,898

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Transcept Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the field of neuroscience. Intermezzo® (zolpidem tartrate) sublingual tablet C-IV is the first U.S. Food and Drug Administration (“FDA”) approved Transcept product. Purdue Pharmaceutical Products L.P. (“Purdue Pharma”) holds commercialization and development rights for Intermezzo in the United States. Transcept is currently conducting a Phase 2 study of an investigational product, TO-2061, in patients with obsessive-compulsive disorder. The Company operates in one business segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying condensed consolidated balance sheet at December 31, 2011 has been derived from our audited financial statements at that date. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012 or for any other interim period or any other future year.

The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the United States Securities and Exchange Commission on March 30, 2012.

Need to Raise Additional Capital

As of June 30, 2012, the Company had cash, cash equivalents and marketable securities of $92.2 million, working capital of $92.2 million, and an accumulated deficit of approximately $110.4 million. Management expects to continue to incur additional losses in the foreseeable future as the Company continues its research and development activities. Management believes that cash, cash equivalents and marketable securities balances on hand at June 30, 2012 will be sufficient to fund planned expenditures for at least the next twelve months. Management recognizes the potential need to raise additional funds in the future. There can be no assurance that the Company will be successful in consummating any such financing transaction, or if the Company does consummate such a transaction, that the terms and conditions of such transaction will be favorable. Any failure to obtain additional funding may have a material negative effect on the Company and will likely result in a substantial reduction in the scope of the Company’s operations.

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Concentration of risk

The Company is dependent on Purdue Pharma to market and sell Intermezzo in the United States, from which all of its royalty revenue to date has been derived.

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

•

Payments received that are related to substantive, performance-based “at-risk” milestones are recognized as revenue upon achievement of the milestone or event specified in the underlying contracts, which represents the culmination of the earnings process. Amounts received in advance, if any, are recorded as deferred revenue until the milestone is reached; and

•

Royalty revenue from sales of the Company’s licensed products is recognized as earned in accordance with the underlying contract terms and when royalties from licensees can be reasonably estimated and collectability is reasonably assured.

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

The Company recorded employee stock-based compensation costs of $658,000 and $1,298,000 during the three and six months ended June 30, 2012, respectively, and $571,000 and $1,129,000 during the three and six months ended June 30, 2011, respectively, in accordance with the provisions of ASC Topic 718. No related tax benefits of stock-based compensation costs have been recognized since the Company’s inception. The Company issued 36,224 and 144,979 shares of common stock for the three and six months ended June 30, 2012 upon stock option exercises.

Additionally, during the three months ended June 30, 2012, the Company modified the terms of stock options previously granted to an employee upon retirement to extend the exercise period of the options upon the end of service to the Company in May 2012. During the six months ended June 30, 2012, the Company modified the terms of stock options previously granted to a member of its Board of Directors to accelerate vesting of the option upon the director’s anticipated end of service to the Company in April 2012. These modifications resulted in additional compensation expense of $12,000 and $28,000 during the three and six months ended June 30, 2012, respectively. During the six months ended June 30, 2011, the Company modified the terms of certain stock options previously granted to two members of its Board of Directors to align and extend the exercise period of the options after the directors’ anticipated end of service to the Company in June 2011. These modifications resulted in additional compensation expense of $154,000 during the six months ended June 30, 2011. The Company accounted for the modification of these stock option awards in accordance with the provisions of ASC Topic 718.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees (formerly Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services), using a fair-value approach. The equity instruments, consisting of stock options and warrants granted to lenders and consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the term of the related financing or the period over which services are received. The Company recorded non-employee stock-based compensation costs of $16,000 and $133,000 during the three and six months ended June 30, 2012, respectively, and $44,000 and $75,000 during the three and six months ended June 30, 2011, respectively.

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recently Adopted Accounting Standards

Effective January 1, 2012, the Company adopted the Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income on a retrospective basis. ASU No. 2011-05 was issued to enhance comparability between entities that report under U.S. GAAP and International Financial Reporting Standards (“IFRS”), and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to solely report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The adoption of this ASU did not have any impact on the Company’s results of operations or financial position, but did require modifying the format of the former “Statements of Operations” to include total comprehensive loss and changing the title of the statements to “Statements of Operations and Comprehensive Loss.”

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(5,140)	$(2,246)	$(10,317)	$(4,185)

Denominator:
Weighted average shares outstanding	17,053	13,491	15,489	13,477
Less: Weighted average shares subject to repurchase	—	(3)	—	(2)

Denominator for basic and diluted net loss per share	17,053	13,488	15,489	13,475

Basic and diluted net loss per share	$(0.30)	$(0.17)	$(0.67)	$(0.31)

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following outstanding shares subject to options and warrants to purchase common stock and common stock subject to repurchase were antidilutive due to a net loss in the periods presented and, therefore, were excluded from dilutive securities computation for the six-month periods indicated below (in thousands):

	June 30,
	2012	2011
Excluded potentially dilutive securities (1):
Shares subject to options to purchase common stock	3,360	2,786
Shares subject to warrants to purchase common stock	156	156
Common stock subject to repurchase	—	1

Total	3,516	2,943

(1) The number of shares is based on the maximum number of shares issuable on exercise of the related securities as of each period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale securities. Total comprehensive loss for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net loss	$(5,140)	$(2,246)	$(10,317)	$(4,185)
Changes in unrealized gain (loss) on marketable securities	(2)	24	(31)	39

Comprehensive loss	$(5,142)	$(2,222)	$(10,348)	$(4,146)

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In accordance with ASC Topic 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200	$200	$—	$—
Money market funds	7,408	7,408	—	—
U.S. Treasury securities	83,742	—	83,742	—

	$91,350	$7,608	$83,742	$—

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200	$200	$—	$—
Money market funds	9,238	9,238	—	—
U.S. Treasury securities	51,703	—	51,703	—

	$61,141	$9,438	$51,703	$—

No other assets or liabilities were carried at fair value as of June 30, 2012 and December 31, 2011.

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. There were no transfers of assets between different fair-value levels during the periods presented.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Cash, Cash Equivalents, and Marketable Securities

The following is a summary of cash, cash equivalents, restricted cash, and marketable securities as of the respective dates (in thousands):

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$1,083	$—	$—	$1,083
Certificates of deposit	200	—	—	200
Money market funds	7,408	—	—	7,408
U.S. Treasury securities	83,744	—	(2)	83,742

	$92,435	$—	$(2)	$92,433

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$1,421	$—	$—	$1,421
Certificates of deposit	200	—	—	200
Money market funds	9,238	—	—	9,238
U.S. Treasury securities	51,674	29	—	51,703

	$62,533	$29	$—	$62,562

There were no sales of available-for-sale marketable securities during the first six months of 2012 or 2011. The amortized cost and estimated fair value of available-for-sale marketable securities at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Cost	Fair value	Cost	Fair value
Marketable securities	83,744	83,742	51,674	51,703

Based on the fair value of the Company’s marketable securities at June 30, 2012, $5.1 million had a maturity of between one and two years, and the remaining $78.7 million had maturities of one year or less.

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

•

The Company transferred the Intermezzo New Drug Application (“NDA”) to Purdue Pharma, and Purdue Pharma is obligated to assume the expense associated with maintaining the NDA and further development of Intermezzo in the United States, including any expense associated with post-approval studies;

•	Purdue Pharma is obligated to commercialize Intermezzo in the United States at its expense using commercially reasonable efforts;

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•

Purdue Pharma is obligated to pay the Company tiered base royalties on net sales of Intermezzo in the United States ranging from the mid-teens up to the mid-20% level. The base royalty is tiered depending upon the achievement of certain fixed net sales thresholds by Purdue Pharma, which net sales levels reset each year for the purpose of calculating the royalty; and

•

Purdue Pharma is obligated to pay the Company up to an additional $70.0 million upon the achievement of certain net sales targets for Intermezzo in the United States and an additional $10.0 million upon meeting a second intellectual property milestone.

The Company has retained an option to co-promote Intermezzo to psychiatrists in the United States. The option can be exercised as late as August 2015. The Company may begin promotion to psychiatrists 8 to 15 months after option exercise. The exact timing of when the Company begins promoting to psychiatrists is determined by the point in the calendar year in which the option exercise notice is delivered to Purdue. If the Company exercises the co-promote option and enters the marketplace, it is entitled to receive an additional co-promote royalty from Purdue Pharma on net sales that are generated by psychiatrist prescriptions. The earliest possible date the Company could have begun promoting to psychiatrists was in May 2013, where it would have earned up to an additional 40% royalty on all net sales to psychiatrists. This additional co-promote royalty declines in a straight-line fashion down to approximately 22% if the Company does not begin promoting to psychiatrists until November 2016, at which point the right to co-promote expires. Net sales qualifying for this additional co-promote royalty are limited by an annual cap of 15% of total Intermezzo annual net sales in the United States. The co-promotion option cannot be transferred to a third party, except under a limited circumstance at the discretion of Purdue Pharma.

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

The Company began earning royalty revenue during the three months ended June 30, 2012, upon commercial launch of Intermezzo in April 2012. Royalty revenue earned during the three and six months ended June 30, 2012 was $0.5 million.

Through June 30, 2011, the Company recognized revenue from the $25 million non-refundable license fee ratably over an estimated 24-month period beginning in August 2009 and ending in July 2011 as this represented the estimated period during which the Company had significant participatory obligations under the Collaboration Agreement. During the quarter ended September 30, 2011, the Company re-assessed the time period over which the remaining $1.04 million of deferred revenue at June 30, 2011 was recognized, and the Company recorded the remaining revenue through November 30, 2011 based on FDA approval of Intermezzo and the completion of the Company’s participatory obligations under the Collaboration Agreement. Revenue recognized in connection with the license fee during the three and six months ended June 30, 2011 was $3.1 million and $6.3 million, respectively.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Commitments and Contingencies

Legal proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company is not currently involved in any material legal proceedings. In July 2012, the Company received notifications that each of Actavis Elizabeth LLC (Actavis), Watson Laboratories, Inc. – Florida (Watson), and Novel Laboratories, Inc. (Novel) has filed with the FDA an abbreviated new drug application, or ANDA, including Paragraph IV certifications, for generic versions of Intermezzo. In order to maintain patent-based exclusivity under the Hatch-Waxman Act, Purdue Pharma may choose to file patent infringement claims against Actavis, Watson, and Novel and their affiliates in federal district court within 45 days of Purdue Pharma’s receipt of each respective Paragraph IV certification. If Purdue Pharma chooses to file claims, the Company will need to decide whether to join Purdue Pharma as a named party in any such resulting lawsuit. If Purdue Pharma chooses not to file patent infringement claims against Actavis, Watson, and Novel within the required 45 days, it is possible that the Company may choose to do so on its own behalf.

7. Common Stock

On May 1, 2012, the Company completed a public offering of 4,500,000 shares of its common stock at a public offering price of $9.00 per share. Net proceeds to the Company from the public offering were approximately $37.7 million after deducting underwriting discounts and commissions and estimated offering expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. Transcept Pharmaceuticals, Inc., or Transcept, intends that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and actual Transcept results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	expected activities and responsibilities of us and Purdue Pharmaceuticals L.P., or Purdue Pharma, under our United States License and Collaboration Agreement, or the Collaboration Agreement;

•	our expectations regarding the issuance of a patent;

•

the future satisfaction of conditions required for continued commercialization of Intermezzo under the Collaboration Agreement, and the fulfillment of Purdue Pharma obligations under the Collaboration Agreement;

•	our potential receipt of revenue under the Collaboration Agreement, including milestone and royalty revenue;

•	expectations for the commercial potential of Intermezzo and Purdue Pharma’s continued commitment to collaborate with us;

•

our expectations regarding suits that Purdue Pharma or we may file in regards to Abbreviated New Drug Application, or ANDA, proceedings, and the timing, costs and results of such actions and ANDA proceedings;

•	expectations regarding reimbursement for Intermezzo in the United States;

•

expectations with respect to our intent and ability to successfully and profitably carry out plans to co-promote Intermezzo to psychiatrists in the United States through our co-promotion option under the Collaboration Agreement;

•	the potential benefits of, and markets for, Intermezzo and other product candidates;

•	expectations regarding our TO-2061 development program;

•	plans for the manufacturing of Intermezzo and TO-2061;

•	potential competitors and competitive products, including generic manufacturers;

•	expectations with respect to our intent and ability to successfully enter into other collaboration or co-promotion arrangements;

•	expectations regarding our ability to obtain regulatory approval of Intermezzo outside of the United States;

•	the adequacy of our current cash, cash equivalents and marketable securities to fund our operations for at least the next twelve months;

•	capital requirements and our need for additional financing;

•	losses, costs, expenses, expenditures and cash flows;

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

Forward-looking statements do not reflect the potential impact of any future in-licensing, collaborations, acquisitions, mergers, dispositions, joint ventures, or investments we may enter into or make. Except as required by law, we undertake no obligation to, and expressly disclaim any obligation to, revise or update the forward-looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, which are more fully discussed in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, including, but not limited to, those risks and uncertainties relating to:

•	potential termination of the Collaboration Agreement by Purdue Pharma;

•	physician or patient reluctance to use Intermezzo;

•	the potential for delays in or the inability to complete commercial partnership relationships, including additional marketing alliances for Intermezzo outside the United States;

•	unexpected results from and/ or additional costs related to ANDA proceedings;

•

changing standards of care and the introduction of products by competitors could reduce our royalty rates under the Collaboration Agreement, or alternative therapies for the treatment of indications we target;

•	generic equivalents to Intermezzo whose introduction would reduce royalty rates under the Collaboration Agreement;

•	our inability to obtain additional financing, if available, under favorable terms, if necessary;

•	difficulties or delays in building a sales and marketing organization in connection with any exercise of our co-promote option to psychiatrists under the Collaboration Agreement;

•	our inability to operate any sales and marketing organization profitably in connection with any exercise of our co-promote option to psychiatrists under the Collaboration Agreement;

•	our ability to identify and finance additional products for in-licensing or acquisition, and the ability of those products to be accretive to our earnings;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our product candidates that could slow or prevent product approval or approval for particular indications;

•	other difficulties or delays in development, testing, obtaining regulatory approvals for, and undertaking production and marketing of Intermezzo, TO-2061 and our other product candidates;

•	the uncertainty of protection for our intellectual property, through patents, trade secrets or otherwise; and

•	potential infringement of the intellectual property rights or trade secrets of third parties.

Transcept Pharmaceuticals, Inc.TM is a registered and unregistered trademark of ours in the United States and other jurisdictions. Intermezzo® is a registered and unregistered trademark of Purdue Pharma and associated companies in the United States and other jurisdictions and is a registered and unregistered trademark of ours in certain other jurisdictions. Other trademarks and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

Company Overview

We are a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the field of neuroscience.

Recent Events

Our U.S. marketing partner, Purdue Pharma, launched Intermezzo in April 2012.

On May 1, 2012, we completed a public offering of 4,500,000 shares of our common stock at a public offering price of $9.00 per share. Net proceeds to us from the public offering were approximately $37.7 million after deducting underwriting discounts and commissions and estimated offering expenses.

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

•

Purdue Pharma is obligated to pay us tiered base royalties on net sales of Intermezzo in the United States ranging from the mid-teens up to the mid-20% level. The base royalty is tiered depending upon the achievement of certain fixed net sales thresholds by Purdue Pharma, which net sales levels reset each year for the purpose of calculating the royalty; and

•

Purdue Pharma is obligated to pay us up to an additional $70.0 million upon the achievement of certain net sales targets for Intermezzo in the United States and an additional $10.0 million upon meeting a second intellectual property milestone.

We have retained an option to co-promote Intermezzo to psychiatrists in the United States. The option can be exercised as late as August 2015. We may begin promotion to psychiatrists 8 to 15 months after option exercise. The exact timing of when we begin promoting to psychiatrists is determined by the point in the calendar year in which the option exercise notice is delivered to Purdue. If we exercise the co-promote option and enter the marketplace, we are entitled to receive an additional co-promote royalty from Purdue Pharma on net sales that are generated by psychiatrist prescriptions. The earliest possible date we could have begun promoting to psychiatrists was May 2013, where we would have earned up to an additional 40% royalty on all net sales to psychiatrists. This additional co-promote royalty declines in a straight-line fashion down to approximately 22% if we do not begin promoting to psychiatrists until November 2016, at which point our right to co-promote expires. Net sales qualifying for this additional co-promote royalty are limited by an annual cap of 15% of total Intermezzo annual net sales in the United States. The co-promotion option cannot be transferred to a third party, except under a limited circumstance at the discretion of Purdue Pharma.

On July 5, 2012, the U.S. Patent and Trademark Office mailed a Notice of Allowance as indicated on the Patent Application Information Retrieval website for U.S. Patent Application Serial No. 11/439,874 filed by us. Pending issuance, this patent would provide patent protection for Intermezzo and expire no earlier than 2026. If this patent is issued and listed in the FDA’s Orange Book before a generic has been approved or launched in the United States, we will be eligible for a $10.0 million milestone payment from Purdue Pharma pursuant to the Collaboration Agreement.

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

Net Loss and Profitability

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including contract manufacturing and clinical trials. As of June 30, 2012, we had an accumulated deficit of $110.4 million. Our net loss for the three and six months ended June 30, 2012 was $5.1 million and $10.3 million, respectively. Our net loss for the years ended December 31, 2011, 2010, and 2009 was $3.9 million, $9.3 million, and $21.8 million, respectively. As of June 30, 2012, we had cash, cash equivalents, and marketable securities of $92.2 million and working capital of $92.2 million.

We began earning royalty revenue during the three months ended June 30, 2012, upon commercial launch of Intermezzo in April 2012. Royalty revenue earned during the three and six months ended June 30, 2012 was $0.5 million.

Prior to the fourth quarter of 2011, our only source of revenue had been the receipt in August 2009 of a $25.0 million non-refundable license fee received pursuant to our Collaboration Agreement with Purdue Pharma. Through June 30, 2011, we recognized revenue from the license fee ratably over an estimated 24-month period beginning in August 2009 and ending in July 2011 as this represented the estimated period during which we had significant participatory obligations under the Collaboration Agreement. During the quarter ended September 30, 2011, we re-assessed the time period over which the remaining $1.04 million of deferred revenue at June 30, 2011 was recognized, and we recorded the remaining revenue through November 30, 2011, based on FDA approval of Intermezzo and the completion of our participatory obligations under the Collaboration Agreement. During the fourth quarter of 2011, we received a $10 million milestone payment from Purdue Pharma. We also recognized approximately $2.4 million of other revenue from Purdue Pharma that included approximately $0.8 million for a non-refundable option to negotiate for the commercialization of Intermezzo in Mexico and Canada and approximately $1.6 million for reimbursement of certain manufacturing-related costs.

Our ability to generate additional near term revenue is dependent upon our ability to license the development and commercialization of Intermezzo outside the United States and the receipt of milestone and royalty payments under our Collaboration Agreement with Purdue Pharma.

Financial Operations Overview

Revenue

We began earning royalty revenue during the three months ended June 30, 2012, upon commercial launch of Intermezzo in April 2012. Royalty revenue earned during the three and six months ended June 30, 2012 was $0.5 million. Royalty revenue is derived from net sales of Intermezzo generated by Purdue to the wholesaler.

Through June 30, 2011, we recognized revenue from the $25 million non-refundable license fee ratably over an estimated 24-month period beginning in August 2009 and ending in July 2011 as this represented the estimated period during which we had significant participatory obligations under the Collaboration Agreement. During the quarter ended September 30, 2011, we re-assessed the time period over which the remaining $1.04 million of deferred revenue at June 30, 2011 was recognized, and we recorded the remaining revenue through November 30, 2011, based on FDA approval of Intermezzo and the completion of our participatory obligations under the Collaboration Agreement. The revenue recognized in connection with the license fee during the three and six months ended June 30, 2011 was $3.1 million and $6.3 million.

Research and Development Expense

Research and development expense has represented approximately 51% and 52% of total operating expense for the three months ended June 30, 2012 and 2011, respectively, and 49% and 51% of total operating expense for the six months ended June 30, 2012 and 2011, respectively. Research and development costs are expensed as incurred. Research and development expense consists of expense incurred in identifying, researching, developing and testing product candidates. This expense primarily consists of the following:

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

Interest and other income (expense), net:

Interest and other income (expense), net consists of interest income received from cash, cash equivalents, restricted cash and marketable securities held with certain financial institutions, and is offset by interest expense incurred on a $0.3 million loan for tenant improvements, payable to the landlord of our corporate facility in Point Richmond, California, and other income (expense), net, primarily relating to Delaware franchise tax.

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2011

The following table summarizes results of operations with respect to the items set forth below for the three months ended June 30, 2012 and 2011, together with the percentage change in those items (in thousands).

	For the Three Months Ended June 30,
			Favorable	%
	2012	2011	(Unfavorable)	Change
Revenue	$493	$3,125	$(2,632)	(84%)
Research and development expense	2,859	2,763	(96)	(3%)
General and administrative expense	2,731	2,582	(149)	(6%)
Interest and other income (expense), net	(43)	(26)	(17)	(65%)

Revenue

Revenue recorded for the quarter ended June 30, 2012 consisted of royalty revenue recorded in connection with the April 2012 commercial launch of Intermezzo.

We recorded $3.1 million of license fee revenue for the quarter in June 30, 2011. All revenue from the license fee received from Purdue in connection with the Collaboration Agreement was recognized by December 31, 2011.

Research and Development Expense

Research and development expense increased 3% to $2.9 million for the three months ended June 30, 2012 from $2.8 million for the comparable period in 2011. The increase of approximately $0.1 million for the three months ended June 30, 2012 is primarily attributable to increased clinical expense associated with our TO-2061 development program, specifically related to our ongoing Phase 2 clinical trial. This increase is partially offset by a reduction in headcount related to our July 2011 reduction-in-force and a reduction in the Intermezzo development project related to the 2011 Intermezzo FDA resubmission.

General and Administrative Expense

General and administrative expense increased 6% to $2.7 million for the three months ended June 30, 2012 from $2.6 million for the comparable period in 2011. The approximately $0.1 million increase for the three months ended June 30, 2012 as compared to June 30, 2011 is primarily attributable to higher expense for external professional fees, including third-party consulting and market research.

Interest and other income (expense), net

Interest income and other income (expense), net are relatively comparable between periods and primarily reflect reduced interest income due to lower yields on lower investment balances.

Comparison of the Six Months Ended June 30, 2012 and 2011

The following table summarizes results of operations with respect to the items set forth below for the six months ended June 30, 2012 and 2011, together with the percentage change in those items (in thousands).

	For the Six Months Ended June 30,
			Favorable	%
	2012	2011	(Unfavorable)	Change
Revenue	$493	$6,250	$(5,757)	(92%)
Research and development expense	5,216	5,254	38	1%
General and administrative expense	5,515	5,126	(389)	(8%)
Interest and other income (expense), net	(79)	(55)	(24)	(44%)

Revenue

Revenue recorded for the six months ended June 30, 2012 consisted of royalty revenue recorded in connection with the April 2012 commercial launch of Intermezzo.

We recorded $6.3 million of license fee revenue for the comparable period in 2011. All revenue from the license fee received from Purdue in connection with the Collaboration Agreement was recognized by December 31, 2011.

Research and Development Expense

Research and development expense decreased 1% to $5.2 million for the six months ended June 30, 2012 from $5.3 million for the comparable period in 2011. The decrease for the six months ended June 30, 2012 is primarily attributable to a reduction in headcount related to our July 2011 reduction-in-force and a reduction in the Intermezzo development project related to the Intermezzo FDA resubmission. These reductions were primarily offset by increased clinical expense associated with our TO-2061 development program, specifically related to our ongoing Phase 2 clinical trial.

General and Administrative Expense

General and administrative expense increased 8% to $5.5 million for the six months ended June 30, 2012 from $5.1 million for the comparable period in 2011. The approximately $0.4 million increase for the six months ended June 30, 2012 as compared to June 30, 2011 is primarily attributable to higher expense for external professional fees, including third-party consulting, and market research. These increases were partially offset by decreased non-cash stock compensation expense as we recorded $154,000 during the six months ended June 30, 2011 for stock option modifications to two members of our Board of Directors.

Interest and other income (expense), net

Interest income and other income (expense), net are relatively comparable between periods and primarily reflect reduced interest income due to lower yields on lower investment balances.

Liquidity and Capital Resources

At June 30, 2012, we had cash, cash equivalents and marketable securities of $92.2 million.

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

On May 1, 2012, we completed a public offering of 4,500,000 shares of our common stock at a public offering price of $9.00 per share. Net proceeds to us from the public offering were approximately $37.7 million after deducting underwriting discounts and commissions and estimated offering expenses.

Purdue Pharma launched Intermezzo in April 2012 and we began recognizing royalty revenue during the second quarter of 2012.

The following table summarizes our cash flow activities (in thousands):

	Six Months Ended
	June 30
	2012	2011
Net cash used in operating activities	$(8,180)	$(7,828)
Net cash provided by (used in) investing activities	8,067	(1,259)
Net cash provided by financing activities	38,448	265

Operating Activities

Net cash used in operating activities was $8.2 million for the six months ended June 30, 2012, compared to $7.8 million for the six months ended June 30, 2011. Net cash used in operating activities for both periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges and noncash interest expense, as well as net changes in working capital. The net change in working capital during 2011 included $6.25 million of revenue recognition resulting from a decrease in deferred revenue.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2012 of $8.1 million was primarily attributable to maturities of marketable securities, net of purchases. Net cash used in investing activities for the six months ended June 30, 2011 of $1.3 million was primarily attributable to purchases of marketable securities, net of maturities. Uses of cash in investing activities for both periods also included net purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2012 was $38.4 million, compared to $0.3 million for the six months ended June 30, 2011. Net cash provided during both periods related to common stock issuances, including net proceeds of $37.7 million from our public offering completed on May 1, 2012.

Capital Resources

We expect that our cash, cash equivalents, and marketable securities of $92.2 million at June 30, 2012, will be sufficient to satisfy our liquidity requirements for at least the next twelve months. On May 1, 2012, we completed a public offering of 4,500,000 shares of our common stock at a public offering price of $9.00 per share. Net proceeds to us from the public offering were approximately $37.7 million after deducting underwriting discounts and commissions and estimated offering expenses. We believe our investments in cash equivalents and marketable securities are highly rated and highly liquid.

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

•	the extent to which we develop internally, acquire or in-license new products, technologies or businesses;

•	the rate of progress and cost of our ongoing TO-2061 clinical trial, the need to conduct additional clinical trials and other development activities;

•	the receipt of additional milestone and royalty payments, if any, from Purdue Pharma under the Collaboration Agreement;

•	the prospect, cost and timing for the development of Intermezzo to obtain regulatory approval for Intermezzo outside the United States;

•	the ability to license Intermezzo outside the United States and the terms and timing of any such licensing arrangements;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the effect of competing technological and market developments.

In addition, we may seek to raise additional funds to:

•	further develop Intermezzo to meet the requirements for regulatory approval of Intermezzo outside the United States;

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

If our Collaboration Agreement with Purdue Pharma is terminated or other factors arise, we may decide to reduce operating expenses by limiting research and development efforts with respect to TO-2061 or other potential product candidates or otherwise reduce our expenses. Alternatively, we may decide to raise funds through public or private financings, collaboration relationships or other arrangements. There can be no assurance that funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and any debt financing, if available, may involve restrictive covenants. Similarly, financing obtained through future collaborations may require us to forego certain commercialization and other rights to our drug candidates. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to successfully pursue our business strategy.

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

Our exposure to market risk is confined to cash, cash equivalents and marketable securities which have contractual maturities of eighteen months or less, bear interest rates at fixed rates and are denominated in, and pay interest in, U.S. dollars. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, and fiduciary control of cash and investments. We also seek to achieve income from investments consistent with our investment policy. Investments are classified as available-for-sale. We do not use derivative financial instruments in our investment portfolio. To achieve our goals, we invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by limiting investments to U.S. Treasury debt or SEC registered money market funds. A hypothetical 100 basis point increase in interest rates would result in an approximate $211,000 decrease in the fair value of our marketable securities at June 30, 2012.

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

(b) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

In July 2012, we received notifications that each of Actavis Elizabeth LLC (Actavis), Watson Laboratories, Inc. – Florida (Watson), and Novel Laboratories, Inc. (Novel) has filed with the FDA an abbreviated new drug application, or ANDA, including Paragraph IV certifications, for generic versions of Intermezzo. In order to maintain patent-based exclusivity under the Hatch-Waxman Act, Purdue Pharma may choose to file patent infringement claims against Actavis, Watson, and Novel and their affiliates in federal district court within 45 days of Purdue Pharma’s receipt of each respective Paragraph IV certification. If Purdue Pharma chooses to file claims, we will need to decide whether to join Purdue Pharma as a named party in any such resulting lawsuit. If Purdue Pharma chooses not to file patent infringement claims against Actavis, Watson, and Novel within the required 45 days, it is possible that we may choose to do so on our own behalf.

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

We were founded in January 2001 under our former name, Novacea, Inc., and in January 2009 underwent a merger with Transcept Pharmaceuticals, Inc., a privately held company, or TPI, founded in 2002, which is the primary business we currently conduct. Our operations to date have been limited to organizing and staffing, acquiring, developing and securing technology and undertaking preclinical studies and clinical trials. Furthermore, our business is not profitable and has incurred losses in each year since the inception of TPI in 2002. Our net loss for the years ended December 31, 2011, 2010 and 2009 was $3.9 million, $9.3 million and $21.8 million, respectively. Our net loss for the six months ended June 30, 2012 was $10.3 million and we had an accumulated deficit at June 30, 2012 of $110.4 million.

In November 2011, we obtained regulatory approval for the commercial sale of our lead product candidate, Intermezzo, from the FDA. In April 2012, our U.S. marketing partner, Purdue Pharma, launched Intermezzo. We have not demonstrated over a substantial period of time the ability to meet and adhere to other regulatory standards applicable to an FDA approved product, to conduct sales and marketing activities or to co-promote a product with a collaboration partner, including Purdue Pharma. Consequently, any predictions you make about our future success or viability may not be as accurate as they would be if we had a longer operating history.

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

In July 2009, we entered into a Collaboration Agreement with Purdue Pharma, which provided Purdue Pharma with the option to commercialize Intermezzo in the United States at its expense. On November 30, 2011, Purdue Pharma notified us that it exercised its option to commercialize Intermezzo and subsequently launched commercial sales of Intermezzo in the United States in April 2012. If Purdue Pharma does not successfully commercialize Intermezzo in the United States, our ability to generate revenue will be jeopardized and, consequently, our business will be seriously harmed. Because we do not have another product candidate that has received regulatory approval for commercial sale, our future success is currently dependent on the successful commercialization of Intermezzo in the United States by Purdue Pharma.

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

The manner in which Purdue Pharma commercializes Intermezzo, including the amount and timing of Purdue Pharma’s investment in commercial activities and potential pricing of Intermezzo, will have a significant impact on the ultimate success of Intermezzo in the United States, and the success of the overall commercial arrangement with Purdue Pharma. If the launch and resulting sales of Intermezzo are not deemed successful, our stock price may decline. The outcome of Purdue Pharma’s commercialization efforts could also have an effect on investors’ perception of potential sales of Intermezzo outside the United States, which could also cause a decline in our stock price and may make it more difficult for us to enter into strategic collaborations outside the United States.

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

We plan to enter into one or more additional strategic collaborations for the development and commercialization of Intermezzo outside the United States. We may not be able to enter into additional collaborations on acceptable terms, if at all. Our collaboration with Purdue Pharma as our commercial partner for Intermezzo in the United States could also limit the potential collaboration options we have outside the United States or could render potential collaborators less inclined to enter into an agreement with us because of such relationship. Further, we have granted Purdue Pharma and an associated company an option to negotiate with us for a license to commercialize Intermezzo in Mexico and Canada. While these options and subsequent negotiation periods continue, we are prevented from negotiating with and being able to enter into commercialization agreements with other potential strategic partners for the development or commercialization of Intermezzo in such countries.

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

Despite obtaining FDA regulatory approval for the commercial sale of Intermezzo, the commercial success of Intermezzo, TO-2061 and/or future product candidates, if any, even if regulatory approval is obtained for such candidates, will depend upon, among other things, acceptance by physicians and patients. Market acceptance of, and demand for, any products that we develop and that are commercialized by us or our collaboration partner will depend on many factors, including:

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

Intermezzo has been approved for use as-needed for the treatment of insomnia when a middle-of-the-night awakening is followed by difficulty returning to sleep, an indication that we believe represents an opportunity within the broader insomnia therapeutic market. The insomnia market is large, deeply commercialized and characterized by intense competition among generic products and large, established pharmaceutical companies with well-funded, well-staffed and experienced sales and marketing organizations, as well as far greater name recognition than we or Purdue Pharma have.

Intermezzo will compete in this large market against well-established branded products with a history of deep market penetration and significant advertising support, as well as with new market entrants and generic competitors selling zolpidem and other sleep aids at a fraction of the price at which Purdue Pharma sells Intermezzo.

Intermezzo is the first sleep aid approved by the FDA specifically for use as needed for the treatment of insomnia when a middle-of-the-night awakening is followed by difficulty returning to sleep. We are not aware of any product candidate that has successfully completed the clinical trials required for approval for such indication. However, currently approved and marketed seven- to eight-hour therapeutics may be prescribed by doctors and used by patients to treat this condition when used to deliver a prophylactic dose of a sleep aid at the beginning of the night.

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

We may need to engage in costly, and potentially unsuccessful, litigation to protect our intellectual property from potential generic manufacturers of Intermezzo.

In July 2012, we received notifications from three companies, Actavis Elizabeth LLC (Actavis), Watson Laboratories, Inc. – Florida (Watson), and Novel Laboratories, Inc. (Novel) stating that each has filed with the FDA an abbreviated new drug application, or ANDA, that references our approved drug product, Intermezzo (zolpidem tartrate) sublingual tablets. Each company’s ANDA also includes a Paragraph IV patent certification to the patents we have listed with the FDA, U.S. Patent No. 7,658,945 (expiring April 15, 2027) and U.S. Patent No. 7,682,628 (expiring February 16, 2025). The Hatch-Waxman Act permits the FDA to approve ANDAs for generic versions of brand name drugs like Intermezzo. We refer to this process as the “ANDA process.” The ANDA process permits competitor companies to obtain marketing approval for a drug product with the same active ingredient, dosage form, strength, route of administration and labeling as the approved brand name drug, but without having to conduct and submit clinical studies to establish the safety and efficacy of the proposed generic product. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product is bioequivalent to the brand name product based on pharmacokinetic studies. Pursuant to the Hatch-Waxman Act, companies are able to submit an ANDA application for a generic version of Intermezzo at any time after commercial launch in April 2012.

The Hatch-Waxman Act requires an applicant for a drug product that relies, in whole or in part, on the FDA’s prior approval of Intermezzo, to notify us of its application if the applicant is seeking to market its product prior to the expiration of the patents that claim Intermezzo. This notice is required to contain a detailed factual and legal statement explaining the basis for the applicant’s opinion that the proposed product does not infringe our patents, that our patents are invalid, or both. Purdue Pharma has the option of bringing a patent infringement suit in federal district court against each company seeking approval for its product within 45 days from the date of receipt of each notice. If Purdue Pharma chooses to file a patent infringement suit, we will need to decide whether to join Purdue Pharma as a named party in such lawsuit. If Purdue chooses not to file patent infringement claims within the required 45 days, it is possible that we may choose to do so on our own behalf. If such a suit is commenced within this 45 day period, we will be entitled to receive a 30 month stay on FDA’s ability to give final approval to any of the proposed products that reference Intermezzo. The stay may be shortened or lengthened if either party fails to cooperate in the litigation and it may be terminated if the court decides the case in less than 30 months. If the litigation is resolved in favor of the applicant before the expiration of the 30 month period, the stay will be immediately lifted and the FDA’s review of the application may be completed. Such litigation is often time-consuming and costly, and may result in generic competition if such patent(s) are not upheld or if the generic competitor is found not to infringe such patent(s).

We have not initiated any actions against Actavis, Watson, or Novel, and cannot guarantee that we or Purdue Pharma will do so within the respective 45 day period. The filing of the Actavis, Watson, and Novel, and any future ANDA applications referencing Intermezzo could have an adverse impact on our stock price, and litigation, if any, to enforce our patents is likely to require significant management attention and may require substantial capital resources. If the patents covering Intermezzo are not upheld in litigation or if the generic competitor is found to not infringe these patents, the resulting generic competition for Intermezzo would have a material adverse effect on our revenue and results of operations.

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

There are many other companies working to develop new products and other therapies to treat insomnia. Several of these products are in late stage clinical trials. In January 2010, Vanda Pharmaceuticals Inc. received an orphan drug designation from the FDA for VEC-162 (tasimelteon), a melatonin agonist similar to ramelteon, for treatment of non-24 hour sleep/wake disorder in blind individuals without light perception. Vanda may seek approval for additional, broader insomnia indications for this product candidate, or such product candidate, if approved by the FDA, may be prescribed and used off-label to treat other insomnia indications. In June 2012, Merck and Co., Inc. announced positive Phase 3 data from two pivotal trials of suvorexant, an investigational new drug. Suvorexant is intended to target and block orexins, or chemical messengers that help keep patients awake. Merck plans to file a New Drug Application with the U.S. Food and Drug Administration in 2012.

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

Many potential competitors, either alone or together with their partners, have substantially greater financial resources, research and development programs, clinical trial and regulatory experience, expertise in prosecution of intellectual property rights, and manufacturing, distribution and sales and marketing capabilities than us and our collaboration partner. As a result of such factors, our competitors may:

•	develop product candidates and market products that are less expensive, safer, more effective or easier to use than Intermezzo;

•	commercialize competing products, including generic versions of Intermezzo;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled scientific workers and experienced sales and marketing personnel from the limited pool of available talent;

•	more effectively negotiate third party licenses and strategic collaborations; and

•	take advantage of acquisition or other opportunities more readily than us or our collaboration partner.

We may require substantial additional funding and may need to curtail operations if we are unable to raise capital when needed.

We had cash, cash equivalents and marketable securities of $92.2 million at June 30, 2012. We expect our negative cash flows from operations to continue for the foreseeable future as Purdue Pharma attempts to establish Intermezzo as a successful brand in the insomnia category, and as we develop TO-2061, seek regulatory approval for Intermezzo in other countries and seek additional products and product candidates through business development efforts. We do not know how long it will take to obtain regulatory approval of TO-2061 or any future product candidates, if any, or if such approval is obtainable. We also expect continuing negative cash flows. As a result, we will need to generate significant revenue to pay these costs and achieve profitability. We do not know whether or when we will become profitable because of the significant uncertainties with respect to Purdue Pharma’s ability to successfully commercialize Intermezzo and, as a result, our ability to generate revenue from sales of Intermezzo and from our existing and potential future collaborations, if any.

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

•	the extent to which we develop internally, acquire or in-license new products, technologies or businesses;

•	the rate of progress and cost of our ongoing TO-2061 clinical trial, the need to conduct additional clinical trials and other development activities;

•	the receipt of milestone and other payments, if any, from Purdue Pharma under the Collaboration Agreement;

•	the prospect, cost and timing for the development of Intermezzo to obtain regulatory approval for Intermezzo outside the United States;

•	the ability to license Intermezzo outside the United States and the terms and timing of any such licensing arrangements;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including in connection with ANDA proceedings relating to Intermezzo; and

•	the effect of competing technological and market developments.

In addition, we may seek to raise additional funds to:

•	further develop Intermezzo to meet the requirements for regulatory approval of Intermezzo outside the United States;

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

The Collaboration Agreement provides that we can exercise our co-promotion option at any point before or on the last day of the fortieth calendar month (e.g. on or before August 31, 2015) after commercial launch of Intermezzo in the United States, which occurred in early April 2012. The Collaboration Agreement also provides that we cannot begin co-promoting Intermezzo until at least 12 months following the commercial launch of Intermezzo in the United States. In the event that we exercise our co-promotion option in the first four months of a calendar year, we cannot commence co-promotion activities until the later of the one year anniversary following the commercial launch of Intermezzo in the United States by Purdue Pharma or the first month of the next calendar year. In the event that we exercise our option after the fourth calendar month of the year, we cannot commence co-promotion activities until 15 months from the date we exercise our option. The earliest possible date we could have begun promoting to psychiatrists was May 2013, where we would have earned up to an additional 40% royalty on all net sales to psychiatrists. This additional co-promote royalty declines in a straight-line fashion down to approximately 22% if we do not begin promoting to psychiatrists until November 2016, at which point our right to co-promote expires. A delay in the exercise of our co-promotion option or the commencement of co-promotion activities following exercise of our option will adversely affect the revenue we can generate pursuant to our co-promotion right.

Governmental and third party payors may impose restrictions on reimbursement or pricing controls that could limit product revenue.

The continuing efforts of government and third party payors to contain or reduce the costs of health care through various means may reduce potential revenue we may receive from sales of Intermezzo. In particular, third party insurance coverage may not be available to patients for Intermezzo or other future products, if any, especially in light of the availability of low-cost generic zolpidem therapeutics, regardless of the fact that such products are not specifically designed or indicated to specifically treat middle-of-the-night awakening. Government and third party payors could also impose conditions on reimbursement, price controls and other conditions that must be met by patients prior to providing coverage for use of our products. For example, insurers may establish a “step-edit” system that requires a patient to utilize a lower price alternative product prior to becoming eligible for reimbursement of a higher price product. If government and third party payors do not provide adequate coverage and reimbursement levels for our products, or if price controls, prior authorization or step-edit systems are enacted, our royalties and/or product revenue will suffer. Also, potential revenue based on sales to Federal government customers, including the Departments of Veterans Affairs and Defense, will be limited given that Intermezzo will be subject to statutory price constraints that apply to innovator products (those approved by the FDA under NDAs). In addition, the Affordable Care Act requires manufacturers of branded prescription drugs to pay an annual fee to the Federal government beginning in 2011. Each manufacturer’s fee is calculated based on the dollar value of its sales to certain federal programs and the aggregate dollar value of all branded prescription drug sales by covered manufacturers. A manufacturer’s fee will be its prorated share of the industry’s total fee obligation (approximately $2.8 billion in 2012 and 2013 and set to increase in following years), based on the ratio of its sales to the total sales by manufacturers to these same programs. We may, in the future, be subject to this fee and we cannot predict our share of this fee because it will be determined in part on other entities’ sales to the relevant programs.

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

In connection with the approval of the Intermezzo NDA, the FDA has granted three years of Hatch-Waxman marketing exclusivity for Intermezzo. Under this form of exclusivity, the FDA is precluded from approving an abbreviated new drug application (ANDA) for a generic of Intermezzo, i.e., a product candidate that the FDA views as a therapeutically equivalent drug product having the same conditions of use as Intermezzo (for example, the same labeling, the same dosage form and route of administration, the same strength and the same bioavailability as Intermezzo). Marketing exclusivity for Intermezzo also precludes the FDA from approving 505(b)(2) applications for proposed drug products having the same or similar conditions of use as Intermezzo, including applications that rely on Intermezzo as the reference product. The exclusivity lasts for a period of three years from the date of Intermezzo approval, or until November 2014; however, the FDA may accept and commence review of ANDAs and 505(b)(2) NDAs during the three-year period. However, the three-year exclusivity period may not prevent FDA from approving an original NDA that relies only on its own data to support the approval. In addition, in July 2012, we received notifications that each of Actavis, Watson and Novel has filed with the FDA an ANDA, including Paragraph IV certifications, for generic versions of Intermezzo.

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

We are highly dependent on the principal members of our management and scientific staff, including but not limited to Glenn A. Oclassen, our President and Chief Executive Officer, Thomas P. Soloway, our Executive Vice President and Chief Operating Officer and Nikhilesh N. Singh, Ph.D., our Senior Vice President and Chief Scientific Officer. The competition for skilled personnel among biopharmaceutical companies in the San Francisco Bay Area is intense and the employment services of our scientific, management and other executive officers may be terminated at-will. If we lose one or more of these key employees, our ability to implement and execute our business strategy successfully could be seriously harmed. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in the biopharmaceutical industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. We do not carry key man life insurance on any of our key personnel other than Dr. Singh.

The commercial success, if any, of Intermezzo and TO-2061 depends, in part, on certain patent rights and rights we are seeking through certain patent applications.

The potential commercial success of Intermezzo depends in part on two issued patents from the U.S. Patent and Trademark Office, or USPTO, covering the formulation and use of Intermezzo that expire no earlier than February 2025. The commercial success of Intermezzo may also depend upon a patent application that would cover middle-of-the-night use of zolpidem to treat insomnia at the time of awakening and a patent application that would cover compositions for treating insomnia for which we received Notices of Allowance from the USPTO in July 2012. In addition, we have pending certain foreign equivalent patent applications. We also have pending applications covering methods of treating OCD with TO-2061 in combination with first-line pharmacotherapy, and optionally atypical antipsychotic drugs.

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

Generic drug manufacturers routinely initiate challenges during the Hatch-Waxman marketing exclusivity period. In July 2012, we received notifications that each of Actavis, Watson, and Novel has filed with the FDA an ANDA, including Paragraph IV certifications, for generic versions of Intermezzo. If we or Purdue Pharma initiate timely patent litigation against a generic or 505(b)(2) sponsor who seeks to challenge one or more of the patents that claim Intermezzo, we would be entitled to a regulatory stay that prohibits final approval of the generic or 505(b)(2) product for 30 months from the date we receive notice of the challenge to our patents. That stay may be terminated if we or Purdue Pharma do not succeed in maintaining litigation against the generic or 505(b)(2) applicant. In addition, if a generic or 505(b)(2) applicant formulates around our patents, we may not be able to initiate Hatch-Waxman patent litigation and, as a result, there would be no 30 month regulatory stay on FDA’s ability to give final approval to the generic or 505(b)(2) application. In addition, among other limitations, our patent applications that protect Intermezzo are limited in scope to certain uses and formulations of zolpidem, so potential competitors could develop similar products using active pharmaceutical ingredients other than zolpidem. Any patents that have been allowed, we have obtained or do obtain may be challenged by re-examination, opposition, or other administrative proceeding, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid and/or unenforceable.

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

There are a number of reasons why we might fail to meet financial guidance or other expectations about our business, including, but not limited to, the following:

•	unexpected difficulties in Purdue Pharma’s efforts to commercially launch Intermezzo in the United States;

•	delays or unexpected changes in Purdue Pharma’s plan to invest approximately $100 million to support sales and marketing during the first year of Intermezzo commercialization;

•	the effectiveness of the sales, marketing and distribution efforts by Purdue Pharma in the United States and overall success of Purdue Pharma’s commercialization efforts in the United States;

•	lower than expected pricing and reimbursement levels, or no reimbursement at all, for Intermezzo in the United States;

•	the use of currently available sleep aids that are not approved to be taken in the middle of the night;

•	negative developments or setbacks in our efforts to seek marketing approval for Intermezzo outside of the United States;

•	FDA approval of generic versions of Intermezzo;

•	current and future competitive products that have or obtain greater acceptance in the market than Intermezzo;

•	if only a subset of or no affected patients respond to therapy with Intermezzo or future products, if any;

•	negative publicity about the results of our clinical studies, or those of others with similar or related products may reduce demand for Intermezzo or future products, if any;

•	the inability to sell a product at the price we expect; or

•	the inability to supply enough product to meet demand.

If we fail to meet our revenue and/or expense projections and/or other financial guidance for any reason, our stock could decline in value.

Our stock price is volatile.

The market price of our common stock is subject to significant fluctuations. During the 12-month period ended June 30, 2012, the sales price of our common stock on The NASDAQ Global Market ranged from a high of $12.99 in April 2012 to a low of $2.58 in August 2011. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. The volatility of the market price of our common stock is exacerbated by the low trading volume of our common stock and the high proportion of our shares held by insiders. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the perception of our prospects for successful commercialization of Intermezzo by Purdue Pharma, including the costs associated with the launch;

•	announcements by Purdue Pharma regarding the commercialization of Intermezzo;

•	the termination by Purdue Pharma of the Collaboration Agreement, or the termination of other future collaboration or partnering agreements;

•

the failure of any product candidates, if approved, to achieve commercial success, including due to competition from generic versions of Intermezzo, or the perception by investors that commercial success may not be achieved;

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

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our stock. As of June 30, 2012, we had research coverage by five securities analysts. If any of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research regarding us or our business model, technology or stock performance, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of our stock price.

Future sales of our common stock may cause our stock price to decline and impede our ability to raise capital.

Our common stock is closely held. Our executive officers and directors beneficially own or control approximately 19.5% of our approximately 18.6 million outstanding shares of common stock as of June 30, 2012 and an additional 11.2% is beneficially owned by a venture capital firm in which one of our directors is a partner. Significant portions of these shares are held by a small number of stockholders. In addition, other investors not otherwise affiliated with us beneficially own a significant number of shares of our common stock based on filings made with the SEC.

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

In addition, certain of our executive officers may establish predetermined selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, or the Exchange Act, for the purpose of effecting sales of common stock.

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

Our executive officers and directors beneficially own or control approximately 19.5% of the outstanding shares of our common stock as of June 30, 2012 and an additional 11.2% is beneficially owned by a venture capital firm in which one of our directors is a partner. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

4.5(4)	Amended and Restated Investor Rights Agreement, dated as of February 27, 2007, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.6(4)	Termination Agreement, dated as of January 26, 2009, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

10.1(5)	Offer Letter dated May 29, 2012, by and between Transcept Pharmaceuticals, Inc. and John Kollins.

10.2(5)	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and John Kollins dated May 31, 2012.

10.3(6)	Offer Letter dated May 22, 2012, by and between Transcept Pharmaceuticals, Inc. and Leone Patterson.

10.4(6)	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Leone Patterson dated May 22, 2012.

10.5(7)	Partial Lease Termination Agreement dated June 27, 2012, by and between Transcept Pharmaceuticals, Inc. and Kashiwa Fudosan America, Inc

10.6(7)	Sublease Termination Agreement dated June 26, 2012, by and between Transcept Pharmaceuticals, Inc. and BiPar Sciences, Inc.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference from the first Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(2)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(3)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.
(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2010.
(5)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2012.
(6)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2012.
(7)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2012.
*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Transcept Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of August 2012.

Transcept Pharmaceuticals, Inc.

/s/ Leone Patterson
Leone Patterson Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibits:

Exhibit No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

4.5(4)	Amended and Restated Investor Rights Agreement, dated as of February 27, 2007, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.6(4)	Termination Agreement, dated as of January 26, 2009, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

10.1(5)	Offer Letter dated May 29, 2012, by and between Transcept Pharmaceuticals, Inc. and John Kollins.

10.2(5)	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and John Kollins dated May 31, 2012.

10.3(6)	Offer Letter dated May 22, 2012, by and between Transcept Pharmaceuticals, Inc. and Leone Patterson.

10.4(6)	Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Leone Patterson dated May 22, 2012.

10.5(7)	Partial Lease Termination Agreement dated June 27, 2012, by and between Transcept Pharmaceuticals, Inc. and Kashiwa Fudosan America, Inc.

10.6(7)	Sublease Termination Agreement dated June 26, 2012, by and between Transcept Pharmaceuticals, Inc. and BiPar Sciences, Inc.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference from the first Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(2)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(3)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.
(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2010.
(5)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2012.
(6)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2012.
(7)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2012.
*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Transcept Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.