Form 10-Q
period 2012-09-30
Transcept Pharmaceuticals Inc
filed 2012-11-13
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 9, 2012, 18,618,623 shares of our common stock, $0.001 par value, were outstanding.

Index to Financial Statements

Transcept Pharmaceuticals, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$70,037	$10,659
Marketable securities	28,634	51,703
Prepaid and other current assets	2,348	3,275
Restricted cash	200	200

Total current assets	101,219	65,837
Property and equipment, net	166	314
Goodwill	2,962	2,962
Other assets	—	38

Total assets	$104,347	$69,151

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,100	$987
Accrued liabilities	2,227	2,108
Other liabilities, current portion	42	244

Total current liabilities	3,369	3,339
Other liabilities, non-current portion	—	60

Total liabilities	3,369	3,399
Stockholders’ equity:
Common stock	19	14
Additional paid-in capital	206,509	165,803
Accumulated deficit	(105,556)	(100,094)
Accumulated other comprehensive income	6	29

Total stockholders’ equity	100,978	65,752

Total liabilities and stockholders’ equity	$104,347	$69,151

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Royalty revenue	$190	$—	$683	$—
License fee revenue	—	625	—	6,875
Milestone revenue	10,000	—	10,000	—
Other revenue	250	—	250	—

Total revenue	10,440	625	10,933	6,875

Operating expense:
Research and development	3,057	2,668	8,273	7,922
General and administrative	2,483	2,919	7,998	8,045

Total operating expense	5,540	5,587	16,271	15,967

Income (loss) from operations	4,900	(4,962)	(5,338)	(9,092)
Interest and other income (expense), net	(45)	(29)	(124)	(84)

Net income (loss)	$4,855	$(4,991)	$(5,462)	$(9,176)

Net income (loss) per share:
Basic	$0.26	$(0.37)	$(0.33)	$(0.68)

Diluted	$0.25	$(0.37)	$(0.33)	$(0.68)

Weighted average shares outstanding
Basic	18,568	13,522	16,523	13,491

Diluted	19,232	13,522	16,523	13,491

Comprehensive income (loss)	$4,862	$(4,996)	$(5,485)	$(9,142)

See accompanying notes.

Transcept Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities
Net loss	$(5,462)	$(9,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	182	290
Stock-based compensation	2,199	2,037
Amortization of lease liability	(186)	(254)
Loss on disposals of fixed assets	—	1
Amortization of premium on available for sale securities	466	1,044
Changes in operating assets and liabilities:
Prepaid and other current assets	927	216
Other assets	38	—
Accounts payable	113	49
Accrued and other liabilities	44	(470)
Deferred revenue	—	(6,875)

Net cash used in operating activities	(1,679)	(13,138)
Investing activities
Purchases of property and equipment, net	(34)	(42)
Purchases of marketable securities	(12,421)	(38,276)
Maturities of marketable securities	35,000	41,500

Net cash provided by investing activities	22,545	3,182
Financing activities
Proceeds from issuance of common stock, net	38,512	292

Net cash provided by financing activities	38,512	292
Net increase (decrease) in cash and cash equivalents	59,378	(9,664)
Cash and cash equivalents at beginning of period	10,659	13,720

Cash and cash equivalents at end of period	$70,037	$4,056

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying condensed consolidated balance sheet at December 31, 2011 has been derived from our audited financial statements at that date. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012 or for any other interim period or any other future year.

The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the United States Securities and Exchange Commission on March 30, 2012.

Need to Raise Additional Capital

As of September 30, 2012, the Company had cash, cash equivalents and marketable securities of $98.7 million, working capital of $97.9 million, and an accumulated deficit of approximately $105.6 million. Management expects to continue to incur additional losses in the foreseeable future as the Company continues its research and development activities. Management believes that cash, cash equivalents and marketable securities balances on hand at September 30, 2012 will be sufficient to fund planned expenditures for at least the next twelve months. Management recognizes the potential need to raise additional funds in the future. There can be no assurance that the Company will be successful in consummating any such financing transaction, or if the Company does consummate such a transaction, that the terms and conditions of such transaction will be favorable. Any failure to obtain additional funding may have a material negative effect on the Company and will likely result in a substantial reduction in the scope of the Company’s operations.

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Concentration of Risk

The Company is dependent on Purdue Pharma to market and sell Intermezzo in the United States, from which all of its royalty and milestone revenue to date has been derived.

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

The Company recognized employee stock-based compensation costs of $707,000 and $2,005,000 during the three and nine months ended September 30, 2012, respectively, and $465,000 and $1,594,000 during the three and nine months ended September 30, 2011, respectively, in accordance with the provisions of ASC Topic 718. No related tax benefits of stock-based compensation costs have been recognized since the Company’s inception. The Company issued 26,233 and 171,212 shares of common stock for the three and nine months ended September 30, 2012, respectively, upon stock option exercises.

During the nine months ended September 30, 2012, the Company modified the terms of stock options previously granted to an employee upon retirement to extend the exercise period of the options upon the end of service to the Company in May 2012. Additionally, the Company modified the terms of stock options previously granted to a member of its Board of Directors to accelerate vesting of the option upon the director’s anticipated end of service to the Company in April 2012. These modifications resulted in additional compensation expense of $28,000 during the nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, the Company modified the terms of stock options previously granted to thirteen of its employees in connection with a reduction in force. The modifications included accelerated vesting of certain options and extension of the exercise period after termination with respect to certain of the options. These modifications resulted in additional compensation expense of $197,000 that was recognized in the third quarter of 2011. Additionally, during the nine months ended September 30, 2011, the Company modified the terms of certain stock options previously granted to two members of its Board of Directors to align and extend the exercise period of the options after the directors’ end of service to the Company in June 2011. These modifications resulted in additional compensation expense of $154,000 during the nine months ended September 30, 2011. The Company accounted for the modification of these stock option awards in accordance with the provisions of ASC Topic 718.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees (formerly Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services), using a fair-value approach. The equity instruments, consisting of stock options and warrants granted to lenders and consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the term of the related financing or the period over which services are received. The Company recorded non-employee stock-based compensation costs of $33,000 and $166,000 during the three and nine months ended September 30, 2012, respectively, and $16,000 and $92,000 during the three and nine months ended September 30, 2011, respectively.

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

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Recently Adopted Accounting Standards

Effective January 1, 2012, the Company adopted the Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income on a retrospective basis. ASU No. 2011-05 was issued to enhance comparability between entities that report under U.S. GAAP and International Financial Reporting Standards (“IFRS”), and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to solely report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The adoption of this ASU did not have any impact on the Company’s results of operations or financial position, but did require modifying the format of the former “Statements of Operations” to include total comprehensive income (loss) and changing the title of the statements to “Statements of Operations and Comprehensive Income (Loss).”

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

Potential dilutive common shares includes the dilutive effect of the common stock underlying in-the-money stock options and was calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option and the average amount of compensation cost, if any, for future service that the Company has not yet recognized when the option is exercised, are assumed to be used to repurchase shares in the current period.

For the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, diluted net loss per share was identical to basic earnings per share (“EPS”) since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The computations for basic and diluted net income (loss) per share were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$4,855	$(4,991)	$(5,462)	$(9,176)

Denominator:
Weighted average shares outstanding	18,568	13,522	16,523	13,492
Less: Weighted average shares subject to repurchase	—	—	—	(1)

Weighted average common shares outstanding - basic	18,568	13,522	16,523	13,491
Effect of dilutive equity incentive plans	664	—	—	—

Weighted average common shares outstanding - diluted	19,232	13,522	16,523	13,491

Weighted average anti-dilutive securities

The following common equivalent shares were not included in the computation of diluted net income (loss) per share because their effect was anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Shares subject to options to purchase common stock	1,958	2,968	3,147	2,617
Shares subject to warrants to purchase common stock	156	156	156	156

Total	2,114	3,124	3,303	2,773

At September 30, 2012, there were 3,158,000 shares subject to options to purchase common stock outstanding and 156,000 shares subject to warrants to purchase common stock outstanding.

Comprehensive Income (Loss)

Comprehensive loss is comprised of net income (loss) and unrealized gains (losses) on available-for-sale securities. Total comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$4,855	$(4,991)	$(5,462)	$(9,176)
Changes in unrealized gain (loss) on marketable securities	7	(5)	(23)	34

Comprehensive income (loss)	$4,862	$(4,996)	$(5,485)	$(9,142)

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

In accordance with ASC Topic 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of September 30, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200	$200	$—	$—
Money market funds	27,517	27,517	—	—
U.S. Treasury securities	70,680	—	70,680	—

	$98,397	$27,717	$70,680	$—

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

No other assets or liabilities were carried at fair value as of September 30, 2012 and December 31, 2011.

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. There were no transfers of assets between different fair-value levels during the periods presented.

4. Available-for-sale Securities

The following is a summary of available-for-sale debt securities recognized as cash and cash equivalents, marketable securities, or restricted cash in the Company’s condensed consolidated balance sheets. Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services (in thousands):

	September 30, 2012
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Certificates of deposit	$200	$—	$—	$200
Money market funds	27,517	—	—	27,517
U.S. Treasury securities	70,674	6	—	70,680

	$98,391	$6	$—	$98,397

	December 31, 2011
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Certificates of deposit	$200	$—	$—	$200
Money market funds	9,238	—	—	9,238
U.S. Treasury securities	51,674	29	—	51,703

	$61,112	$29	$—	$61,141

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the classification of the available-for-sale securities on the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$69,563	$9,238
Marketable securities	28,634	51,703
Restricted cash	200	200

	$98,397	$61,141

There were no sales of available-for-sale marketable securities during the first nine months of 2012 or 2011.

At September 30, 2012, all of the Company’s marketable securities had a maturity of one year or less.

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

•	Purdue Pharma paid a $10.0 million non-refundable intellectual property milestone in August 2012 when the first of two issued method of use patents was listed in the FDA’s Orange Book;

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

•	Purdue Pharma is obligated to pay the Company up to an additional $70.0 million upon the achievement of certain net sales targets for Intermezzo in the United States.

The Company has retained an option to co-promote Intermezzo to psychiatrists in the United States. The option can be exercised as late as August 2015. The Company may begin promotion to psychiatrists 8 to 15 months after option exercise. The exact timing of when the Company begins promoting to psychiatrists is determined by the calendar month in which the option exercise notice is delivered to Purdue Pharma. If the Company exercises the co-promote option and enters the marketplace, it is entitled to receive an additional co-promote royalty from Purdue Pharma on net sales that are generated by psychiatrist prescriptions. Had the Company chosen to exercise the option as soon as it was eligible, it could have begun promoting to psychiatrists in May 2013 and received a co-promote royalty of 40%. The co-promote royalty rate declines on a straight-line basis to approximately 22% if it does not begin promoting to psychiatrists until November

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2016, at which time the right to co-promote expires. Net sales qualifying for this additional co-promote royalty are limited by an annual cap of 15% of total Intermezzo annual net sales in the United States. The co-promote option cannot be transferred to a third party, except under a limited circumstance at the discretion of Purdue Pharma.

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

The Company began earning royalty revenue during the nine months ended September 30, 2012, upon commercial launch of Intermezzo in April 2012. Royalty revenue earned during the three and nine months ended September 30, 2012 was $0.2 million and $0.7 million, respectively.

The Company recorded as revenue the $10.0 million milestone payment received in August 2012. The patent-related milestone was substantive and at-risk given the inherent uncertainty and risks associated with obtaining patent approval from the U.S. Patent and Trademark Office and subsequent listing in the FDA’s Orange Book. The Company has no additional performance obligations under the Collaboration Agreement related to this milestone.

The Company also granted Purdue Pharma and an associated company the right to negotiate for the commercialization of Intermezzo in Mexico and Canada and retained rights to commercialize Intermezzo in the rest of the world. During the third quarter of 2012, the Company recorded revenue of $0.2 million in Other Revenue associated with these rights.

Through June 30, 2011, the Company recognized revenue from the $25.0 million non-refundable license fee ratably over an estimated 24-month period beginning in August 2009 and ending in July 2011 as this represented the estimated period during which the Company had significant participatory obligations under the Collaboration Agreement. During the quarter ended September 30, 2011, the Company re-assessed the time period over which the remaining $1.04 million of deferred revenue at June 30, 2011 was recognized, and the Company recorded the remaining revenue through November 30, 2011 based on FDA approval of Intermezzo and the completion of the Company’s participatory obligations under the Collaboration Agreement. Revenue recognized in connection with the license fee during the three and nine months ended September 30, 2011 was $0.6 million and $6.9 million, respectively.

6. Commitments and Contingencies

Legal proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company is not currently involved in any material legal proceedings.

Transcept Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In July 2012, the Company received notifications that each of Actavis Elizabeth LLC (Actavis), Watson Laboratories, Inc. – Florida (Watson), and Novel Laboratories, Inc. (Novel), and in September 2012, that each of Par Pharmaceutical, Inc. and Par Formulations Private Ltd. (together, the Par Entities), has filed with the FDA an abbreviated new drug application, or ANDA, including Paragraph IV certifications, for generic versions of Intermezzo. In August 2012, September 2012 and October, 2012, we joined Purdue Pharma in filing actions against Actavis, Watson, Novel, the Par Entities, and certain of their affiliates, alleging patent infringement and seeking injunctive and other relief.

7. Common Stock

On May 1, 2012, the Company completed a public offering of 4,500,000 shares of its common stock at a public offering price of $9.00 per share. Net proceeds to the Company from the public offering were approximately $37.7 million after deducting underwriting discounts and commissions and offering expenses.

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

•

the future satisfaction of conditions required for continued commercialization of Intermezzo under the Collaboration Agreement, and the fulfillment of Purdue Pharma’s obligations under the Collaboration Agreement;

•	our potential receipt of revenue under the Collaboration Agreement, including milestone and royalty revenue;

•	expectations for the commercial potential of Intermezzo and Purdue Pharma’s continued commitment to collaborate with us;

•

our expectations regarding suits that Purdue Pharma or we have filed or may file in regards to Abbreviated New Drug Application, or ANDA, proceedings, and the timing, costs and results of such actions and ANDA proceedings;

•	expectations regarding reimbursement for Intermezzo in the United States;

•

expectations with respect to our intent and ability to successfully and profitably carry out plans to co-promote Intermezzo to psychiatrists in the United States through our co-promotion option under the Collaboration Agreement;

•	the potential benefits of, and markets for, Intermezzo and other product candidates;

•	expectations regarding our TO-2061 development program;

•	plans for the manufacturing of Intermezzo and TO-2061;

•	potential competitors and competitive products, including generic manufacturers;

•	expectations with respect to our intent and ability to successfully enter into other collaboration or co-promotion arrangements;

•	expectations regarding our ability to obtain regulatory approval of Intermezzo outside of the United States;

•	the adequacy of our current cash, cash equivalents and marketable securities to fund our operations for at least the next twelve months;

•	capital requirements and our need for additional financing;

•	expectations regarding future losses, costs, expenses, expenditures and cash flows;

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

•	our expectations regarding issuances of patents from any currently pending or future patent applications;

•	expected future sources of revenue and capital; and

•	our expectations regarding the use of proceeds from our recent public offering of common stock.

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

•

changing standards of care and the introduction of products by competitors that could reduce our royalty rates under the Collaboration Agreement, or alternative therapies for the treatment of indications we target;

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

Recent Events

Our U.S. marketing partner, Purdue Pharma, launched Intermezzo in April 2012.

On May 1, 2012, we completed a public offering of 4,500,000 shares of our common stock at a public offering price of $9.00 per share. Net proceeds to us from the public offering were approximately $37.7 million after deducting underwriting discounts and commissions and offering expenses.

Intermezzo® (zolpidem tartrate sublingual tablet)

Our first approved product, Intermezzo (zolpidem tartrate) sublingual tablet C-IV, is a sublingual formulation of zolpidem approved for use as needed for the treatment of insomnia when a middle-of-the-night awakening is followed by difficulty returning to sleep. Intermezzo is the first and only sleep aid approved by the FDA for this indication. On April 4, 2012, Purdue Pharma began promotion of Intermezzo to high prescribers of insomnia products.

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

•	Purdue Pharma paid us a $10.0 million non-refundable intellectual property milestone in August 2012 when the first of two issued method of use patents was listed in the FDA’s Orange Book;

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

•	Purdue Pharma is obligated to pay us up to an additional $70.0 million upon the achievement of certain net sales targets for Intermezzo in the United States.

In August 2012, our U.S. Patent No. 8,242,131 was issued by the United States Patent and Trademark Office, or USPTO, and listed in the FDA’s Orange Book. This patent, titled “Methods of Treating Middle-of-the-Night Insomnia,” includes claims related to methods of treating middle-of-the-night insomnia with low doses of zolpidem, and will expire no earlier than 2029. Pursuant to the Collaboration Agreement, in August 2012 we received from Purdue Pharma the remaining $10.0 million payment related to achievement of intellectual property milestones in connection with such Orange Book listing. Also in August 2012, the USPTO issued our U.S. Patent No. 8,252,809, which includes claims directed to compositions for treating middle-of-the-night insomnia and which will expire no earlier than 2025.

We have retained an option to co-promote Intermezzo to psychiatrists in the United States. The option can be exercised as late as August 2015. We may begin promotion to psychiatrists 8 to 15 months after we exercise the option. The exact timing of when we begin promoting to psychiatrists is determined by the calendar month in which the option exercise notice is delivered to Purdue Pharma. If we exercise the co-promote option and enter the marketplace, we are entitled to receive an additional co-promote royalty from Purdue Pharma on net sales that are generated by psychiatrist prescriptions. Had we chosen to exercise the option as soon as we were eligible, we could have begun promoting to psychiatrists in May 2013 and received a co-promote royalty of 40%. The co-promote royalty rate declines on a straight-line basis to approximately 22% if we do not begin promoting to psychiatrists until November 2016, at which time our right to co-promote expires. Net sales qualifying for this additional co-promote royalty are limited by an annual cap of 15% of total Intermezzo annual net sales in the United States. The co-promote option cannot be transferred to a third party, except under a limited circumstance at the discretion of Purdue Pharma.

We also granted Purdue Pharma and an associated company the right to negotiate for the commercialization of Intermezzo in Mexico and Canada, respectively, and retained rights to commercialize Intermezzo in the rest of the world. During the third quarter of 2012, we recorded revenue of $0.2 million in Other Revenue associated with these rights.

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

Net Loss and Profitability

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including contract manufacturing and clinical trials. As of September 30, 2012, we had an accumulated deficit of $105.6 million. While we had net income of $4.9 million for the three months ended September 30, 2012, our net loss for the nine months ended September 30, 2012 was $5.5 million. Our net loss for the years ended December 31, 2011, 2010, and 2009 was $3.9 million, $9.3 million, and $21.8 million, respectively. As of September 30, 2012, we had cash, cash equivalents, and marketable securities of $98.7 million and working capital of $97.9 million.

We began earning royalty revenue upon commercial launch of Intermezzo in April 2012. Royalty revenue earned during the three and nine months ended September 30, 2012 was $0.2 million and $0.7 million, respectively.

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

Financial Operations Overview

Revenue

We began earning royalty revenue upon commercial launch of Intermezzo in April 2012. Royalty revenue earned during the three and nine months ended September 30, 2012 was $0.2 million and $0.7 million, respectively. Royalty revenue is derived from Net Sales of Intermezzo generated by Purdue Pharma to the wholesalers.

During the third quarter of 2012, we received a $10.0 million milestone payment under our Collaboration Agreement with Purdue Pharma for the listing of our method of use patent in the FDA’s Orange Book. Revenue during the third quarter of 2012 also included a non-refundable payment from Purdue Pharma and an associated company for the right to negotiate for the commercialization of Intermezzo in Mexico and Canada of $0.2 million.

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

Research and Development Expense

Research and development expense has represented approximately 55% and 48% of total operating expense for the three months ended September 30, 2012 and 2011, respectively, and 51% and 50% of total operating expense for the nine months ended September 30, 2012 and 2011, respectively. Research and development costs are expensed as incurred. Research and development expense consists of expense incurred in identifying, researching, developing and testing product candidates. This expense primarily consists of the following:

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and related expense for personnel in executive, market research, finance and accounting, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal, consulting and accounting services.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

The following table summarizes results of operations with respect to the items set forth below for the three months ended September 30, 2012 and 2011, together with the percentage change in those items (in thousands).

	For the Three Months Ended September 30,
			Favorable	%
	2012	2011	(Unfavorable)	Change
Revenue	$10,440	$625	$9,815	1570%
Research and development expense	3,057	2,668	(389)	(15%)
General and administrative expense	2,483	2,919	436	15%

Revenue

Revenue recorded for the quarter ended September 30, 2012 consisted of the following:

•	$10.0 million milestone payment under our Collaboration Agreement with Purdue Pharma for the listing of our method of use patent in the FDA’s Orange Book; and

•	$0.2 million of royalty revenue recorded in connection with the April 2012 commercial launch of Intermezzo; and

•	$0.2 million non-refundable payment from Purdue Pharma and an associated company for the right to negotiate for the commercialization of Intermezzo in Mexico and Canada.

We recorded $0.6 million of license fee revenue for the quarter in September 30, 2011. All revenue from the license fee received from Purdue Pharma in connection with the Collaboration Agreement was recognized by December 31, 2011.

Research and Development Expense

Research and development expense increased 15% to $3.1 million for the three months ended September 30, 2012 from $2.7 million for the comparable period in 2011. The increase of approximately $0.4 million for the three months ended September 30, 2012 is primarily attributable to increased clinical expense associated with our TO-2061 development program, specifically related to our ongoing Phase 2 clinical trial. This increase is partially offset by severance and benefit continuation expense of $0.5 million incurred in the third quarter 2011 related to our July 2011 reduction-in-force.

General and Administrative Expense

General and administrative expense decreased 15% to $2.5 million for the three months ended September 30, 2012 from $2.9 million for the comparable period in 2011. The approximately $0.4 million decrease for the three months ended September 30, 2012 as compared to September 30, 2011 is primarily attributable to $0.5 million of severance and benefit continuation expense incurred in the third quarter 2011 related to our July 2011 reduction-in-force. This decrease was partially offset by increased external professional fees, including fees due to third-party consulting and market research in 2012.

Comparison of the Nine Months Ended September 30, 2012 and 2011

The following table summarizes results of operations with respect to the items set forth below for the nine months ended September 30, 2012 and 2011, together with the percentage change in those items (in thousands).

	For the Nine Months Ended September 30,
			Favorable	%
	2012	2011	(Unfavorable)	Change
Revenue	$10,933	$6,875	$4,058	59%
Research and development expense	8,273	7,922	(351)	(4%)
General and administrative expense	7,998	8,045	47	1%

Revenue

Revenue recorded for the nine months ended September 30, 2012 consisted of the following:

•	$10.0 million milestone payment under our Collaboration Agreement with Purdue Pharma for the listing of our method of use patent in the FDA’s Orange Book; and

•	$0.7 million of royalty revenue recorded in connection with the April 2012 commercial launch of Intermezzo; and

•	$0.2 million non-refundable payment from Purdue Pharma and an associated company for the right to negotiate for the commercialization of Intermezzo in Mexico and Canada.

We recorded $6.9 million of license fee revenue for the comparable period in 2011. All revenue from the license fee received from Purdue Pharma in connection with the Collaboration Agreement was recognized by December 31, 2011.

Research and Development Expense

Research and development expense increased 4% to $8.3 million for the nine months ended September 30, 2012 from $7.9 million for the comparable period in 2011. The increase for the nine months ended September 30, 2012 is primarily attributable to increased clinical expense associated with our TO-2061 development program, specifically related to our ongoing Phase 2 clinical trial, significantly offset by severance and benefit continuation expense of $0.5 million incurred in the third quarter 2011 related to our July 2011 reduction-in-force.

General and Administrative Expense

General and administrative expense was slightly lower during the nine months ended September 30, 2012 versus the comparable period in 2011. The 2011 period included $0.5 million of severance and benefit continuation expense related to our July 2011 reduction-in-force as well as non cash stock compensation expense of $0.2 million for stock option modifications to two members of our Board of Directors. During the nine months ended September 30, 2012, we incurred increased external professional fees, including fees due to third-party consulting and market research.

Liquidity and Capital Resources

At September 30, 2012, we had cash, cash equivalents and marketable securities of $98.7 million.

Sources of Liquidity

From our inception through the completion of our January 2009 merger with Novacea, Inc., or the Merger, we financed our operations primarily through private placements of preferred stock, debt financing and interest income. We received net proceeds of $71.0 million from the sale of preferred stock, all of which was converted to common stock upon completion of the Merger. Through the Merger in January 2009, we acquired an additional $80.9 million in cash, cash equivalents and marketable securities. On August 4, 2009, we received a $25 million non-refundable license fee from Purdue Pharma in connection with our entry into the Collaboration Agreement. In December 2011, we received a $10.0 million milestone payment from Purdue Pharma in accordance with the Collaboration Agreement.

On May 1, 2012, we completed a public offering of 4,500,000 shares of our common stock at a public offering price of $9.00 per share. Net proceeds to us from the public offering were approximately $37.7 million after deducting underwriting discounts and commissions and offering expenses.

In August 2012, we received an additional $10.0 million milestone payment from Purdue Pharma in connection with the Collaboration Agreement.

Purdue Pharma launched Intermezzo in April 2012 and we began recognizing royalty revenue during the second quarter of 2012.

The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Net cash used in operating activities	$(1,679)	$(13,138)
Net cash provided by investing activities	22,545	3,182
Net cash provided by financing activities	38,512	292

Operating Activities

Net cash used in operating activities was $1.7 million for the nine months ended September 30, 2012, compared to $13.1 million for the nine months ended September 30, 2011. Net cash used in operating activities for both periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges and noncash interest expense, as well as net changes in working capital. The net change in working capital during 2011 included $6.9 million of revenue recognition resulting from a decrease in deferred revenue.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2012 and 2011 of $22.5 million and $3.2 million, respectively, was primarily attributable to maturities of marketable securities, net of purchases. Uses of cash in investing activities for both periods also included net purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2012 was $38.5 million, compared to $0.3 million for the nine months ended September 30, 2011. Net cash provided during both periods related to common stock issuances, including net proceeds of $37.7 million from our public offering completed on May 1, 2012.

Capital Resources

We expect that our cash, cash equivalents, and marketable securities of $98.7 million at September 30, 2012, will be sufficient to satisfy our liquidity requirements for at least the next twelve months. On May 1, 2012, we completed a public offering of 4,500,000 shares of our common stock at a public offering price of $9.00 per share. Net proceeds to us from the public offering were approximately $37.7 million after deducting underwriting discounts and commissions and offering expenses. We believe our investments in cash equivalents and marketable securities are highly rated and highly liquid.

Our future capital requirements will depend on, and could increase significantly as a result of, numerous factors, including:

•	the ability of Purdue Pharma to successfully commercialize Intermezzo in the United States;

•	whether we choose to share the cost of advertising or other marketing efforts with Purdue Pharma related to the commercialization of Intermezzo in the United States;

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

•	support the ongoing promotion of Intermezzo by Purdue Pharma;

•	continue to develop TO-2061 through clinical trials and other development activities; and

•	develop internally, acquire or in-license new products, technologies or businesses or to otherwise fund our operations.

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

Our exposure to market risk is confined to cash, cash equivalents and marketable securities which have contractual maturities of eighteen months or less, bear interest rates at fixed rates and are denominated in, and pay interest in, U.S. dollars. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, and fiduciary control of cash and investments. We also seek to achieve income from investments consistent with our investment policy. Investments are classified as available-for-sale. We do not use derivative financial instruments in our investment portfolio. To achieve our goals, we invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by limiting investments to U.S. Treasury debt or SEC registered money market funds. A hypothetical 100 basis point increase in interest rates would result in an approximate $138,000 decrease in the fair value of our marketable securities at September 30, 2012.

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

(b) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

We received notifications in July 2012 that each of Actavis Elizabeth LLC (Actavis), Watson Laboratories, Inc. – Florida (Watson), and Novel Laboratories, Inc. (Novel), and, in September 2012, that each of Par Pharmaceutical, Inc. and Par Formulations Private Ltd. (together, the Par Entities), had filed with the FDA an abbreviated new drug application, or ANDA, including Paragraph IV certifications, for generic versions of Intermezzo. In August 2012, September 2012 and October 2012, we joined Purdue Pharma in filing actions against Actavis, Watson, Novel, the Par Entities, and certain of their affiliates, alleging patent infringement and seeking injunctive and other relief.

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

We were founded in January 2001 under our former name, Novacea, Inc., and in January 2009 underwent a merger with Transcept Pharmaceuticals, Inc., a privately held company, or TPI, founded in 2002, which is the primary business we currently conduct. Our operations to date have been limited to organizing and staffing, acquiring, developing and securing technology and undertaking preclinical studies and clinical trials. Furthermore, our business is not profitable and has incurred losses in each year since the inception of TPI in 2002. Our net loss for the years ended December 31, 2011, 2010 and 2009 was $3.9 million, $9.3 million and $21.8 million, respectively. Our net loss for the nine months ended September 30, 2012 was $5.5 million and we had an accumulated deficit at September 30, 2012 of $105.6 million.

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

In addition, we expect to continue to incur losses for the foreseeable future until such time, if ever, that Intermezzo is successfully commercialized by Purdue Pharma and we receive milestone and royalty revenue from our collaboration that exceeds our expenses. For the foreseeable future, we expect our accumulated deficit to increase as we continue our research, development, regulatory, and collaboration efforts with respect to Intermezzo both in support of Purdue Pharma and potential collaboration partners outside North America, and with respect to our other product candidate, TO-2061. If Purdue Pharma does not successfully commercialize Intermezzo, or if TO-2061 or future product candidates, if any, do not gain regulatory approval and are not commercialized or do not achieve market acceptance, we may not be able to generate any revenue. We cannot assure you that we will ever be profitable or that we can sustain profitability, even if achieved. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

The success of sales of Intermezzo in the United States is dependent on the ability of Purdue Pharma to successfully commercialize Intermezzo pursuant to the Collaboration Agreement. The terms of the Collaboration Agreement provide that Purdue Pharma can terminate the agreement for any reason at any time upon advance notice of 180 days. For example, Purdue Pharma may find that the commercial potential of Intermezzo is not sufficient to continue pursuing. If the Collaboration Agreement is terminated, our business and our ability to generate revenue from sales of Intermezzo will be substantially harmed and we will be required to develop our own sales and marketing organization or enter into another strategic collaboration in order to commercialize Intermezzo in the United States. We do not currently have the infrastructure in place or adequate resources to launch a commercial product and implementing such infrastructure would require substantial time and resources and such efforts may not be successful.

The manner in which Purdue Pharma commercializes Intermezzo, including the amount and timing of Purdue Pharma’s investment in commercial activities and pricing of Intermezzo, will have a significant impact on the ultimate success of Intermezzo in the United States, and the success of the overall commercial arrangement with Purdue Pharma. If the launch and resulting sales of Intermezzo are not deemed successful, our stock price may decline. The outcome of Purdue Pharma’s commercialization efforts could also have an effect on investors’ perception of potential sales of Intermezzo outside the United States, which could also cause a decline in our stock price and may make it more difficult for us to enter into strategic collaborations outside the United States.

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

If we decide to enter into a strategic collaboration covering TO-2061 or any future product candidates, our ability to receive any significant revenue under such arrangements will be dependent on the efforts of the collaboration partner and may result in lower levels of income than if we marketed or developed our product candidates entirely on our own. Our collaboration partner may not fulfill its obligations or carry out marketing activities for the product candidates as diligently as we would like. We could also become involved in disputes with our collaboration partner, which could lead to delays in or termination of commercialization programs and time-consuming and expensive litigation or arbitration. If a collaboration partner terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or marketing our product candidates would be materially and adversely affected.

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

Despite obtaining FDA regulatory approval for the commercial sale of Intermezzo, the commercial success of Intermezzo, TO-2061 and/or future product candidates, if any, even if regulatory approval is obtained for such candidates, will depend upon, among other things, acceptance by physicians and patients. Market acceptance of, and demand for, any products that we develop and that are commercialized by us or our collaboration partner will depend on many factors, including:

•	the effectiveness of our or Purdue Pharma’s sales, marketing and distribution strategies;

•	the availability, relative cost and relative efficacy and safety of alternative and competing treatments including the existence of generic or branded competition;

•	further expanding managed care access for Intermezzo, including the ability to establish adequate pricing and reimbursement;

•	motivating physicians to identify middle-of-the-night awakenings as an important manifestation of insomnia;

•	building awareness among physicians and patients of Intermezzo as the appropriate treatment option for middle of the night awakenings with difficulty returning to sleep;

•	the ability to obtain adequate pricing and sufficient insurance coverage and reimbursement;

•	the ability to provide acceptable evidence of safety and efficacy of Intermezzo or future products for their respective indications;

•	the ease of use of Intermezzo; and

•	the ability to produce commercial quantities sufficient to meet demand.

If Intermezzo, TO-2061 and/or future product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business.

Intermezzo faces substantial competition from companies with established products.

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

Intermezzo competes in this large market against well-established branded products with a history of deep market penetration and significant advertising support, as well as with new market entrants and generic competitors selling zolpidem and other sleep aids at a fraction of the price at which Purdue Pharma sells Intermezzo.

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

We received notifications in July 2012 from three companies, Actavis Elizabeth LLC (Actavis), Watson Laboratories, Inc. – Florida (Watson), and Novel Laboratories, Inc. (Novel), and, in September 2012, from each of Par Pharmaceutical, Inc. and Par Formulations Private Ltd. (together, the Par Entities), stating that each has filed with the FDA an abbreviated new drug application, or ANDA, that references Intermezzo. Each company’s ANDA also includes a Paragraph IV patent certification to our U.S. Patent Nos. 7,658,945 (expiring April 15, 2027) and 7,682,628 (expiring February 16, 2025). Additionally, the Par Entities’ ANDAs each include Paragraph IV patent certifications to our U.S. Patent Nos. 8,242,131 (expiring August 20, 2029) and 8,252,809 (expiring February 16, 2025). The Hatch-Waxman Act permits the FDA to approve ANDAs for generic versions of brand name drugs like Intermezzo. We refer to this process as the “ANDA process.” The ANDA process permits competitor companies to obtain marketing approval for a drug product with the same active ingredient, dosage form, strength, route of administration, and labeling as the approved brand name drug, but without having to conduct and submit clinical studies to establish the safety and efficacy of the proposed generic product. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product is bioequivalent to the brand name product based on pharmacokinetic studies. Following the commercial launch of Intermezzo in April 2012, companies are able to submit an ANDA application for a generic version of Intermezzo at any time pursuant to the Hatch-Waxman Act.

The Hatch-Waxman Act requires an applicant for a drug product that relies, in whole or in part, on the FDA’s prior approval of Intermezzo, to notify us of its application if the applicant is seeking to market its product prior to the expiration of the patents that claim Intermezzo. This notice is required to contain a detailed factual and legal statement explaining the basis for the applicant’s opinion that the proposed product does not infringe our patents, that our patents are invalid, or both. Purdue Pharma has the option of bringing a patent infringement suit in federal district court against each company seeking approval for its product within 45 days from the date of receipt of each notice. Pursuant to the Collaboration Agreement, if Purdue Pharma chooses to file a patent infringement suit, we may decide whether to join Purdue Pharma as a named party in such lawsuit, or if Purdue Pharma chooses not to file patent infringement claims within the required 45 days, we may choose to do so on our own behalf. If such a suit is commenced within this 45 day period, we will be entitled to receive a 30 month stay on FDA’s ability to give final approval to any of the proposed products that reference Intermezzo. The stay may be shortened or lengthened if either party fails to cooperate in the litigation and it may be terminated if the court decides the case in less than 30 months. If the litigation is resolved in favor of the applicant before the expiration of the 30 month period, the stay will be immediately lifted and the FDA’s review of the application may be completed. Such litigation is often time-consuming and costly, and may result in generic competition if such patent(s) are not upheld or if the generic competitor is found not to infringe such patent(s).

In August 2012, September 2012, and October 2012, we joined Purdue Pharma in filing actions against Actavis, Watson, Novel, the Par Entities, and certain of their affiliates, alleging patent infringement and seeking injunctive and other relief. The filing of the Actavis, Watson, Novel and each of the Par Entities’ and any future ANDA applications referencing Intermezzo could have an adverse impact on our stock price, and litigation, if any, to enforce our patents is likely to require significant management attention and may require substantial capital resources. If the patents covering Intermezzo are not upheld in litigation or if the generic competitor is found to not infringe these patents, the resulting generic competition for Intermezzo would have a material adverse effect on our revenue and results of operations.

Other companies may develop new products to compete with Intermezzo.

We are aware of several new products currently in development that are seeking indication statements from the FDA for the treatment of middle-of-the-night awakenings. NovaDel Pharma, Inc. has indicated that it has commenced development of a low-dose version of Zolpimist™ for the treatment of middle-of-the-night awakenings with the intent to enter such product candidate into clinical trials, and Somnus Therapeutics Inc. has indicated that it is similarly targeting treatment of middle-of-the-night awakenings with development of its controlled-release zaleplon formulation that would be dosed at bedtime, SKP-1041. Additionally, Alexza Pharmaceuticals, Inc. is developing AZ-007, immediate release zaleplon, for its ability to treat middle-of-the-night awakenings.

There are many other companies working to develop new products and other therapies to treat insomnia. Several of these products are in late stage clinical trials. In June 2012, Merck and Co., Inc. announced positive Phase 3 data from two pivotal trials of an investigational new drug. Merck plans to file a New Drug Application with the U.S. Food and Drug Administration in 2012. In January 2010, Vanda Pharmaceuticals Inc. received an orphan drug designation from the FDA for VEC-162 (tasimelteon), a melatonin agonist similar to ramelteon, for treatment of non-24 hour sleep/wake disorder in blind individuals without light perception. Vanda may seek approval for additional, broader insomnia indications for this product candidate, or such product candidate, if approved by the FDA, may be prescribed and used off-label to treat other insomnia indications.

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

We had cash, cash equivalents and marketable securities of $98.7 million at September 30, 2012. We expect our negative cash flows from operations to continue for the foreseeable future as Purdue Pharma attempts to establish Intermezzo as a successful brand in the insomnia category, and as we develop TO-2061, seek regulatory approval for Intermezzo in other countries and seek additional products and product candidates through business development efforts. We do not know how long it will take to obtain regulatory approval of TO-2061 or any future product candidates, if any, or if such approval is obtainable. We also expect continuing negative cash flows. As a result, we will need to generate significant revenue to pay these costs and achieve profitability. We do not know whether or when we will become profitable because of the significant uncertainties with respect to Purdue Pharma’s ability to successfully commercialize Intermezzo and, as a result, our ability to generate revenue from sales of Intermezzo and from our existing and potential future collaborations, if any.

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

We currently believe that our available cash, cash equivalents and marketable securities and interest income will be sufficient to fund our anticipated levels of operations for at least the next twelve months. However, our future capital requirements will depend on many factors, including:

•	the ability of Purdue Pharma to successfully commercialize Intermezzo in the United States;

•	whether we choose to share the cost of advertising or other marketing efforts with Purdue Pharma related to the commercialization of Intermezzo in the United States;

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

•	support the ongoing promotion of Intermezzo by Purdue Pharma;

•	continue to develop TO-2061 through clinical trials and other development activities; and

•	develop internally, acquire or in-license new products, technologies or businesses or to otherwise fund our operations.

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

In order to commercialize Intermezzo or any other product candidates successfully, we must enter into and maintain strategic collaborations to perform, and/or acquire or internally develop a sales and marketing infrastructure. We have entered into a strategic collaboration for commercialization of Intermezzo in the United States with Purdue Pharma and may develop our own sales force and marketing infrastructure to co-promote Intermezzo to psychiatrists in the United States. If we exercise our co-promotion option and are unable to develop a sales and marketing infrastructure to effectively commercialize Intermezzo, our ability to generate additional revenue from potential sales of Intermezzo to psychiatrists would be substantially harmed. Even if we develop an effective sales and marketing organization, we may not be able to generate sufficient revenue from our additional co-promotion royalties from Purdue Pharma to make that operation profitable during the first several years of operation, or at all.

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

The Collaboration Agreement provides that we can exercise our co-promotion option at any point before or on the last day of the fortieth calendar month (e.g. on or before August 31, 2015) after commercial launch of Intermezzo in the United States, which occurred in early April 2012. The Collaboration Agreement also provides that we cannot begin co-promoting Intermezzo until at least 12 months following the commercial launch of Intermezzo in the United States. In the event that we exercise our co-promotion option in the first four months of a calendar year, we cannot commence co-promotion activities until the first month of the next calendar year. In the event that we exercise our option after the fourth calendar month of the year, we cannot commence co-promotion activities until 15 months from the date we exercise our option. Had we chosen to exercise the option as soon as we were eligible, we could have begun promoting to psychiatrists in May 2013 and received a co-promote royalty of 40%. The co-promote royalty rate declines on a straight-line basis to approximately 22% if we do not begin promoting to psychiatrists until November 2016, at which point our right to co-promote expires. A delay in the exercise of our co-promote option or the commencement of co-promotion activities following exercise of our option will adversely affect the revenue we can generate pursuant to our co-promotion right.

Governmental and third party payors may impose restrictions on reimbursement or pricing controls that could limit product revenue.

The continuing efforts of government and third party payors to contain or reduce the costs of health care through various means may reduce potential revenue we may receive from sales of Intermezzo. In particular, third party insurance coverage may not be available to patients for Intermezzo or other future products, if any, especially in light of the availability of low-cost generic zolpidem therapeutics, regardless of the fact that such products are not specifically designed or indicated to specifically treat middle-of-the-night awakening. Government and third party payors could also impose conditions on reimbursement, price controls and other conditions that must be met by patients prior to providing coverage for use of our products. For example, insurers may establish a “step-edit” system that requires a patient to utilize a lower price alternative product prior to becoming eligible for reimbursement of a higher price product. If government and third party payors do not provide adequate coverage and reimbursement levels for our products, or if price controls, prior authorization or step-edit systems are enacted, our royalties and/or product revenue will suffer. Also, potential revenue based on sales to Federal government customers, including the Departments of Veterans Affairs and Defense, will be limited given that Intermezzo will be subject to statutory price constraints that apply to innovator products (those approved by the FDA under NDAs). In addition, the Affordable Care Act requires manufacturers of branded prescription drugs to pay an annual fee to the Federal government. Each manufacturer’s fee is calculated based on the dollar value of its sales to certain federal programs and the aggregate dollar value of all branded prescription drug sales by covered manufacturers. A manufacturer’s fee will be its prorated share of the industry’s total fee obligation (approximately $2.8 billion in 2012 and 2013 and set to increase in following years), based on the ratio of its sales to the total sales by manufacturers to these same programs. We cannot predict our share of this fee because it will be determined in part on other entities’ sales to the relevant programs.

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

Before obtaining regulatory approvals for the commercial sale of TO-2061 or any future product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that the product candidate is both safe and effective for use in each target indication. Our trial results may be negatively affected by factors that had not been fully anticipated prior to commencement of the trial. Such trials may fail to demonstrate efficacy in the treatment of the intended disorder or may fail to demonstrate that a product candidate is safe when used as directed or even when misused. The results obtained in completed clinical trials and non-clinical studies may not be predictive of results from ongoing or future trials. Actual results of any future studies may differ materially from past studies due to various risks and uncertainties, including, but not limited to, the following:

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

The commercial success of Intermezzo, as well as TO-2061, depends, in part, on meeting the conditions for market exclusivity under Section 505 of the Federal Food, Drug and Cosmetic Act, or FFDCA.

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

In connection with the approval of the Intermezzo NDA, the FDA has granted three years of Hatch-Waxman marketing exclusivity for Intermezzo. Under this form of exclusivity, the FDA is precluded from approving an abbreviated new drug application (ANDA) for a generic of Intermezzo, i.e., a product candidate that the FDA views as a therapeutically equivalent drug product having the same conditions of use as Intermezzo (for example, the same labeling, the same dosage form and route of administration, the same strength and the same bioavailability as Intermezzo). Marketing exclusivity for Intermezzo also precludes the FDA from approving 505(b)(2) applications for proposed drug products having the same or similar conditions of use as Intermezzo, including applications that rely on Intermezzo as the reference product. The exclusivity lasts for a period of three years from the date of Intermezzo approval, or until November 2014, though the FDA may accept and commence review of ANDAs and 505(b)(2) NDAs during the three-year period. However, the three-year exclusivity period may not prevent FDA from approving an original NDA that relies only on its own data to support the approval. In addition, we received notifications in July 2012 that each of Actavis, Watson, and Novel and, in September 2012, that each of the Par Entities, has filed with the FDA an ANDA, including Paragraph IV certifications, for generic versions of Intermezzo.

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

Under our Collaboration Agreement with Purdue Pharma, we remain liable for 50% of the cost of defending against any product liability or personal or economic injury claims. In addition, we and Purdue Pharma have agreed to allocate any losses for such claims on a comparative fault basis but in the absence of such determination have agreed to split such losses equally. Although we currently have product liability insurance coverage for our clinical trials with limits that we believe are customary and adequate to provide us with coverage for foreseeable risks associated with our development efforts, this insurance coverage may not reimburse us or may be insufficient to reimburse us for the actual expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We have product liability insurance covering the sale of Intermezzo in the United States.

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

The potential commercial success of Intermezzo depends in part on patents that have been issued to us from the U.S. Patent and Trademark Office, or USPTO, covering the formulation and use of Intermezzo that expire no earlier than February 2025. In addition, we have pending certain foreign equivalent patent applications. We also have pending applications covering methods of treating OCD with TO-2061 in combination with first-line pharmacotherapy, and optionally atypical antipsychotic drugs.

The active, and many of the inactive, ingredients in Intermezzo and TO-2061, including generically manufactured zolpidem and ondansetron, respectively, have been known and used for many years. The zolpidem and ondansetron compositions of matter are no longer subject to patent protection. Accordingly, certain of our patents for Intermezzo are directed to the particular formulations of its ingredients. Also, for both Intermezzo and TO-2061, we are seeking or have received patent protection for new uses of such compounds. Although we believe our formulations and the use of Intermezzo and TO-2061 are patentable, and patents covering or arising from such product candidates have the potential to provide a competitive advantage, such patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations. Moreover, if our patents are successfully challenged and ruled to be invalid and/or unenforceable, we would be exposed to direct competition from low-priced generic products.

There can be no assurance that our pending patent applications and applications we may file in the future, or those applications we may license from third parties, will result in patents being issued in a timely manner, or at all. Even if patents issue, the claims in such patents may not issue in a form that will be advantageous to us, may not cover Intermezzo or TO-2061 and their unique features, and may not provide us with proprietary protection or competitive advantages. For instance, with Intermezzo, competitors may be able to engineer around our formulation patents and applications with alternate formulations that deliver therapeutic effects sufficiently similar to Intermezzo to warrant approval under existing FDA standards for generic product approvals. Accordingly, other drug companies may be able to develop generic versions of our products even if we are able to maintain our current proprietary rights. Similarly, our patents, and any patents that result from currently pending or future patent applications, covering the use of ondansetron may be insufficient to provide effective protection for TO-2061 in light of existing generic availability of ondansetron. Although such generic versions are offered in higher doses than currently contemplated for TO-2061, physicians may instruct their patients to split generic tablets of ondansetron into a dose similar or equal to our contemplated dose for TO-2061, or simply prescribe higher doses of generic ondansetron if they believe that such higher doses do not create a safety liability for the patient.

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

Generic drug manufacturers routinely initiate challenges during the Hatch-Waxman marketing exclusivity period. We received notifications in July 2012 that each of Actavis, Watson, and Novel, and in September 2012 that each of the Par Entities, has filed with the FDA an ANDA, including Paragraph IV certifications, for generic versions of Intermezzo. If we or Purdue Pharma initiate timely patent litigation against a generic or 505(b)(2) sponsor who seeks to challenge one or more of the patents that claim Intermezzo, we would be entitled to a regulatory stay that prohibits final approval of the generic or 505(b)(2) product for 30 months from the date we receive notice of the challenge to our patents. That stay may be terminated if we or Purdue Pharma do not succeed in maintaining litigation against the generic or 505(b)(2) applicant. In addition, if a generic or 505(b)(2) applicant formulates around our patents, we may not be able to initiate Hatch-Waxman patent litigation and, as a result, there would be no 30 month regulatory stay on FDA’s ability to give final approval to the generic or 505(b)(2) application. In August 2012, September 2012, and October 2012, we joined Purdue Pharma in filing actions against Actavis, Watson, Novel, the Par Entities, and certain of their affiliates, alleging patent infringement and seeking injunctive and other relief.

In addition, among other limitations, certain of our patents that protect Intermezzo are limited in scope to certain uses and formulations of zolpidem, so potential competitors could develop similar products using active pharmaceutical ingredients other than zolpidem. Any patents that have been allowed, we have obtained or do obtain may be challenged by re-examination, opposition, or other administrative proceeding, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid and/or unenforceable.

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

In the event a competitor infringes upon one of our patents or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from management. Under the Collaboration Agreement, Purdue Pharma has the right, but not the obligation, to bring action against a party engaged in infringement of our patents covering Intermezzo, and we are required to share 40% of the costs related to all such actions up to an aggregate cap of $1.0 million per calendar year and $4.0 million over the term of the agreement. Additionally, in August 2012, September 2012 and October 2012, we joined Purdue Pharma in filing actions against Actavis, Watson, Novel, the Par Entities, and certain of their affiliates, alleging patent infringement and seeking injunctive and other relief. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.

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

We have taken steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, advisors and corporate partners. However, such agreements may not be enforceable or may not provide meaningful protection for all of our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

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

There are a number of reasons why we might fail to meet financial guidance or other expectations about our business, including, but not limited to, the following:

•	unexpected difficulties in Purdue Pharma’s efforts to commercialize Intermezzo in the United States;

•	delays or unexpected changes in Purdue Pharma’s plan to invest approximately $100 million to support sales and marketing during the first year of Intermezzo commercialization;

•	the effectiveness of the sales, marketing and distribution efforts by Purdue Pharma in the United States and overall success of Purdue Pharma’s commercialization efforts in the United States;

•	whether we choose to share the cost of advertising or other marketing efforts with Purdue Pharma related to the commercialization of Intermezzo in the United States;

•	lower than expected pricing and reimbursement levels, or no reimbursement at all, for Intermezzo in the United States;

•	the use of currently available sleep aids that are not approved to be taken in the middle of the night;

•	negative developments or setbacks in our efforts to seek marketing approval for Intermezzo outside of the United States;

•	FDA approval of generic versions of Intermezzo or negative developments in any ongoing ANDA proceedings;

•	current and future competitive products that have or obtain greater acceptance in the market than Intermezzo;

•	if only a subset of or no affected patients respond to therapy with Intermezzo or future products, if any;

•	negative publicity about the results of our clinical studies, or those of others with similar or related products may reduce demand for Intermezzo or future products, if any;

•	the inability to sell a product at the price we expect; or

•	the inability to supply enough product to meet demand.

If we fail to meet our revenue and/or expense projections and/or other financial guidance for any reason, our stock could decline in value.

Our stock price is volatile.

The market price of our common stock is subject to significant fluctuations. During the 12-month period ended September 30, 2012, the sales price of our common stock on The NASDAQ Global Market ranged from a high of $12.99 in April 2012 to a low of $5.09 in August 2012. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. The volatility of the market price of our common stock is exacerbated by the low trading volume of our common stock and the high proportion of our shares held by insiders. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the perception of our prospects for successful commercialization of Intermezzo by Purdue Pharma, including the costs associated with the launch;

•	announcements by us or Purdue Pharma regarding the commercialization and/or marketing efforts of Intermezzo;

•	the termination by Purdue Pharma of the Collaboration Agreement, or the termination of other future collaboration or partnering agreements;

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

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our stock. As of September 30, 2012, we had research coverage by five securities analysts. If any of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research regarding us or our business model, technology or stock performance, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of our stock price.

Future sales of our common stock may cause our stock price to decline and impede our ability to raise capital.

Our common stock is closely held. Our executive officers and directors beneficially own or control approximately 20.6% of our approximately 18.6 million outstanding shares of common stock as of September 30, 2012 and an additional 11.2% is beneficially owned by a venture capital firm in which one of our directors is a partner. Significant portions of these shares are held by a small number of stockholders. In addition, other investors not otherwise affiliated with us beneficially own a significant number of shares of our common stock based on filings made with the SEC.

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

Our executive officers and directors beneficially own or control approximately 20.6% of the outstanding shares of our common stock as of September 30, 2012 and an additional 11.2% is beneficially owned by a venture capital firm in which one of our directors is a partner. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

4.5(4)	Amended and Restated Investor Rights Agreement, dated as of February 27, 2007, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.6(4)	Termination Agreement, dated as of January 26, 2009, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference from the first Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(2)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(3)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.
(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2010.
*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Transcept Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of November 2012.

Transcept Pharmaceuticals, Inc.

/s/ Leone D. Patterson
Leone D. Patterson Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibits:

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

4.5(4)	Amended and Restated Investor Rights Agreement, dated as of February 27, 2007, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.6(4)	Termination Agreement, dated as of January 26, 2009, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference from the first Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(2)	Incorporated by reference from the second Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(3)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.
(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2010.
*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Transcept Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.