Form 10-Q
period 2013-03-31
Transcept Pharmaceuticals Inc
filed 2013-05-09
CIK 1178711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
Form 10-Q
____________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number: 000-51967
____________________________
TRANSCEPT PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	33-0960223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
____________________________
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
As of May 8, 2013 there were 18,756,029 shares of the registrant’s common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Transcept Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$29,708	$39,368
Marketable securities	51,368	45,907
Prepaid advertising	2,259	8,571
Prepaid and other current assets	1,445	920
Restricted cash	200	200
Total current assets	84,980	94,966
Property and equipment, net	88	128
Goodwill	2,962	2,962
Total assets	$88,030	$98,056
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$954	$1,001
Accrued liabilities	1,151	1,639
Other liabilities, short-term portion	9	23
Total current liabilities	2,114	2,663
Commitments and contingencies
Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	208,500	207,477
Accumulated deficit	(122,610)	(112,110)
Accumulated other comprehensive income	7	7
Total stockholders’ equity	85,916	95,393
Total liabilities and stockholders’ equity	$88,030	$98,056
See accompanying notes.

Transcept Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenue:
Gross royalty revenue	$482	$—
Advertising expense - Purdue Pharma	(6,312)	—
Net revenue	(5,830)	—
Operating expenses:
Research and development	1,843	2,357
General and administrative	2,802	2,784
Total operating expenses	4,645	5,141
Loss from operations	(10,475)	(5,141)
Interest and other income (expense), net	(25)	(36)
Net loss	$(10,500)	$(5,177)
Basic and diluted net loss per share	$(0.56)	$(0.37)
Weighted average shares outstanding	18,703	13,925

Other comprehensive loss
Changes in unrealized (loss) gain on marketable securities	—	(29)
Comprehensive loss	$(10,500)	$(5,206)
See accompanying notes.

Transcept Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(10,500)	$(5,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	66
Stock-based compensation	810	773
Amortization of lease liability	—	(64)
Loss on disposals of fixed assets	1	—
Amortization of premium on available for sale securities	141	209
Changes in operating assets and liabilities:
Prepaid and other current assets	5,787	1,346
Accounts payable	(48)	(19)
Accrued and other liabilities	(502)	(681)
Net cash used in operating activities	(4,270)	(3,547)
Investing activities
Purchases of property and equipment, net	(2)	(2)
Purchases of marketable securities	(29,432)	(12,420)
Maturities of marketable securities	23,830	7,000
Net cash used in investing activities	(5,604)	(5,422)
Financing activities
Proceeds from issuance of common stock, net	214	629
Net cash provided by financing activities	214	629
Net decrease in cash and cash equivalents	(9,660)	(8,340)
Cash and cash equivalents at beginning of period	39,368	10,659
Cash and cash equivalents at end of period	$29,708	$2,319
See accompanying notes.

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
Transcept Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the field of neuroscience. Intermezzo® (zolpidem tartrate) sublingual tablet C-IV is the first U.S. Food and Drug Administration, or FDA, approved Transcept product. Purdue Pharmaceutical Products L.P. (“Purdue Pharma”) holds commercialization and development rights for Intermezzo in the United States. The Company operates in one business segment.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's interim financial information. The accompanying condensed consolidated balance sheet at December 31, 2012 has been derived from our audited financial statements at that date. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013 or for any other interim period or any other future year.
The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the United States Securities and Exchange Commission on March 12, 2013.
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

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

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

Advertising
The Company expenses non-direct response advertising as incurred. Advertising expense consists of the Company's December 2012 $10.0 million contribution to Purdue Pharma's national direct-to-consumer advertising campaign, including digital, print and television advertising to support Intermezzo commercialization. The Company initially recorded the $10.0 million payment to Purdue Pharma as a prepaid expense. This payment will be recognized over an estimated seven month period, beginning December 1, 2012, and ending on June 30, 2013, as the advertising costs are incurred. As this payment was made directly to Purdue Pharma, recognition of the expense is recorded as an offset to revenue.
For the three-months ended March 31, 2013, the offset to revenue totaled $6.3 million. Prepaid advertising costs were $2.3 million at March 31, 2013. There were no similar advertising costs in the first three months of 2012.

Stock-Based Compensation
The Company records stock-based compensation in accordance with ASC Topic 718 Compensation - Stock Compensation (“ASC Topic 718”) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment). ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. Additionally, the Company is required to include an estimate of the number of awards that will be forfeited in calculating compensation costs, which are recognized over the requisite service period of the awards on a straight-line basis.
The Company recognized employee stock-based compensation costs of $0.8 million during the three months ended March 31, 2013 and $0.7 million during the three months ended March 31, 2012, respectively, in accordance with the provisions of ASC Topic 718. No related tax benefits of stock-based compensation costs have been recognized since the Company's inception. The Company issued 79,633 shares of common stock for the three months ended March 31, 2013, upon stock option exercises.
During the three months ended March 31, 2013, the Company modified the terms of stock options previously granted to six of its employees in connection with a reduction in force. The modifications included accelerated vesting of certain options and extension of the exercise period after termination with respect to certain of the options. These modifications resulted in additional compensation expense of $23,000. During the three months ended March 31, 2012, the Company modified the terms of stock options previously granted to a member of its Board of Directors to accelerate vesting of the option upon the director's anticipated end of service to the Company in April 2012. This modification resulted in additional compensation expense of $16,000 during the three months ended March 31, 2012. The Company accounted for the modification of these stock option awards in accordance with the provisions of ASC Topic 718.

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees (formerly Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services), using a fair-value approach. The equity instruments, consisting of stock options and warrants granted to lenders and consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the term of the related financing or the period over which services are received. The Company recorded non-employee stock-based compensation costs of $43,000 during the three months ended March 31, 2013 and $0.1 million during the three months ended March 31, 2012.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Net loss	$(10,500)	$(5,177)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	18,703	13,925
Basic and diluted net loss per share	$(0.56)	$(0.37)

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

The following outstanding shares subject to options and warrants to purchase common stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation as of the dates indicated below (in thousands):

	March 31,
	2013	2012
Excluded potentially dilutive securities (1):
Shares subject to options to purchase common stock	3,878	3,357
Shares subject to warrants to purchase common stock	61	156
Total	3,939	3,513

(1)
The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

3. Available-for-sale Securities

The following is a summary of available-for-sale debt securities recognized as cash and cash equivalents, marketable securities, or restricted cash in the Company's condensed consolidated balance sheets. Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services (in thousands):

	March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$200	$—	$—	$200
Money market funds	76	—	—	76
Commercial paper	35,397	—	—	35,397
Corporate notes	15,372	—	—	15,372
Government sponsored enterprise issues	20,268	4	—	20,272
U.S. Treasury securities	8,523	3	—	8,526
	$79,836	$7	$—	$79,843

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$200	$—	$—	$200
Money market funds	27	—	—	27
Commercial paper	23,932	—	—	23,932
Corporate notes	6,294	—	—	6,294
Government sponsored enterprise issues	36,575	2	—	36,577
U.S. Treasury securities	17,308	5	—	17,313
	$84,336	$7	$—	$84,343

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

The following table summarizes the classification of the available-for-sale securities on the Company's condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
	2013	2012
Cash and cash equivalents	$28,275	$38,236
Marketable securities	51,368	45,907
Restricted cash	200	200
	$79,843	$84,343

There were no sales of available-for-sale marketable securities during 2013 or 2012.
Based on the fair value of the Company’s marketable securities at March 31, 2013, $19.7 million had a maturity of between one and two years, and the remaining $31.7 million had maturities of one year or less.
4. Fair Value
The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The Company's valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company's market assumptions. The Company classifies these inputs into the following hierarchy:

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

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

The estimated fair values of the Company's financial assets (cash equivalents and marketable securities) as of March 31, 2013 (in thousands) are as follows:

		Fair Value Measurements at Reporting Date Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200	$200	$—	$—
Money market funds	76	76	—	—
Commercial paper	35,397	—	35,397	—
Corporate notes	15,372	—	15,372	—
Government sponsored enterprise issues	20,272	—	20,272	—
U.S. Treasury securities	8,526	—	8,526	—
	$79,843	$276	$79,567	$—
The estimated fair values of the Company's financial assets (cash equivalents and marketable securities) as of December 31, 2012 (in thousands) are as follows:

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
During the three months ended March 31, 2013 and the year ended December 31, 2012, there were no significant changes to the valuation models used for purposes of determining the fair value of Level 2 assets. No other assets and liabilities were carried at fair value as of March 31, 2013 and December 31, 2012.
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

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

◦	Purdue Pharma paid a $10.0 million non-refundable intellectual property milestone in August 2012 when the first of two issued method of use patents was listed in the FDA's Orange Book;

◦
The Company transferred the Intermezzo New Drug Application (NDA) to Purdue Pharma, and Purdue Pharma is obligated to assume the expense associated with maintaining the NDA and further development of Intermezzo in the United States, including any expense associated with post-approval studies;

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
The Company began earning royalty revenue upon commercial launch of Intermezzo in April 2012. Royalty revenue earned during the three months ended March 31, 2013 was $0.5 million.
On November 21, 2012, the Company agreed to contribute $10.0 million to Purdue Pharma's $29.0 million national direct-to-consumer advertising campaign, including digital, print and television advertising to support Intermezzo commercialization. The Company initially recorded the $10.0 million payment to Purdue as a prepaid expense. The Company plans to recognize this payment as an offset to revenue over an estimated seven month period, beginning December 1, 2012, and ending on June 30, 2013, as the advertising costs are incurred.
For the three-months ended March 31, 2013, the offset to revenue totaled $6.3 million. Prepaid advertising costs were $2.3 million at March 31, 2013. There were no similar advertising costs during the first three months of 2012.

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

6. Commitments and Contingencies
Leases
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

•	Par Entities: The ANDAs submitted by the Par Entities each include Paragraph IV patent certifications to the '945, '628, '131 and '809 Patents.

•	Dr. Reddy's: The ANDA submitted by Dr. Reddy's includes Paragraph IV patent certifications to the '945, '628, '131 and '809 Patents.

In August 2012, September 2012, and October 2012, the Company joined Purdue Pharma in filing actions against Actavis, Watson, Novel, the Par Entities, and certain of their affiliates, in the U.S. District Court for the District of New Jersey alleging patent infringement and seeking injunctive and other relief. In December 2012, the Company and Purdue Pharma agreed to voluntarily dismiss the action against Watson following its withdrawal of its ANDA application. After receiving the supplemental notifications referenced above, the Company and Purdue Pharma amended their pending complaints against Actavis and Novel to also allege infringement of the '131 and '809 patents, as well as the '628 patent previously asserted against those companies. The pending action against the Par Entities alleges infringement of the '131 and '809 patents. In April 2013, the Company joined Purdue Pharma in filing an action in the U.S. District Court for the District of New Jersey against Dr. Reddy's, alleging patent infringement and seeking injunctive and other relief.

In January 2013, the Company and Purdue Pharma filed suit in the Eastern District of Virginia against the United States Patent and Trademark Office, or USPTO, in connection with certain changes to the Leahy-Smith America Invents Act. The Company and Purdue Pharma are seeking a recalculation of the patent term adjustment of the '131 Patent. Purdue Pharma has agreed to bear the costs and expenses associated with this litigation.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.
7. Restructuring
On January 2, 2013, the Company implemented a reduction of 29% of its workforce, which resulted in $0.3 million of expenses which primarily consisted of severance charges. The severance was paid during the quarter ended March 31, 2013 and no additional charges are expected to be incurred under this reduction in force.

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

Special Note Regarding Forward-Looking Statements
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

•	our ability to maintain and obtain additional patent protection for Intermezzo without violating the intellectual property rights of others;

•	the period over which we expect to offset against revenue the $10.0 million contribution related to the direct-to-consumer advertising campaign led by Purdue Pharma;

•	our expectations regarding issuances of patents from any currently pending or future patent applications;

•	expected future sources of revenue and capital; and

•	our expectations regarding the use of proceeds from our public offerings of common stock.
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

•
difficulties or delays in building, or our inability to operate, a sales and marketing organization in connection with any exercise of our co-promote option to psychiatrists under the Collaboration Agreement;

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

◦
We transferred the Intermezzo New Drug Application (NDA) to Purdue Pharma, and Purdue Pharma is obligated to assume the expense associated with maintaining the NDA and further development of Intermezzo in the United States, including any expense associated with post-approval studies;

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
On November 21, 2012, we agreed to contribute $10.0 million to Purdue Pharma's $29.0 million national direct-to-consumer advertising campaign, including digital, print and television advertising to support Intermezzo commercialization. We initially recorded the $10.0 million payment to Purdue Pharma as a prepaid expense. We plan to recognize this payment as an offset against revenue over an estimated seven month period beginning December 1, 2012 and ending on June 30, 2013, as the advertising costs are incurred.
For the three months ended March 31, 2013, this revenue offset totaled $6.3 million. Prepaid advertising costs were $2.3 million at March 31, 2013. There were no similar advertising costs in the comparable quarterly period.

TO-2061: an investigational product for adjunctive therapy in patients with obsessive compulsive disorder
In March 2011, we announced that we had started a Phase 2 clinical trial of TO-2061, an investigational product for adjunctive therapy in patients with obsessive compulsive disorder and our only product candidate in active clinical development. In December 2012, we announced that this trial did not meet its primary endpoint. Based on this result, we discontinued the clinical development of TO-2061.
Net Loss and Profitability

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including contract manufacturing and clinical trials. As of March 31, 2013, we had an accumulated deficit of $122.6 million. Our net loss for the three months ended March 31, 2013 and 2012 was $10.5 million and $5.2 million, respectively. Our net loss for the years ended December 31, 2012, 2011, and 2010 was $12.0 million, $3.9 million, and $9.3 million, respectively. As of March 31, 2013, we had cash, cash equivalents, and marketable securities of $81.1 million and working capital of $82.9 million.

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

Intermezzo and any other product candidates, if approved for commercial use, may never achieve market acceptance and may face competition from both generic and branded pharmaceutical products.

Financial Operations Overview
Net revenue
In December 2012, we contributed $10.0 million to Purdue Pharma's Intermezzo direct-to-consumer advertising campaign. We are recognizing this contribution as an offset against revenue over an estimated seven month period beginning December 1, 2012 and ending on June 30, 2013, as the advertising costs are incurred. This treatment resulted in a $6.3 million offset to revenue during the three months ended March 31, 2013.
We began earning royalty revenue upon commercial launch of Intermezzo in April 2012. Royalty revenue earned during the three months ended March 31, 2013 was $0.5 million. Royalty revenue is derived from net sales of Intermezzo generated by Purdue Pharma to wholesalers.

Research and Development Expense

Research and development expense represented approximately 40% and 46% of total operating expenses for the three months ended March 31, 2013 and 2012, respectively. Research and development costs are expensed as incurred. Research and development expense consists of expenses incurred in identifying, researching, developing and testing product candidates. These expenses primarily consist of the following:

•	salaries, benefits, travel and related expense for personnel associated with research and development activities;

•	fees paid to professional service providers for services related to the conduct and analysis of clinical trials;

•	contract manufacturing costs for formulations used in clinical trials and pre-commercial manufacturing and packaging costs;

•
fees paid to consultants for the development of Intermezzo in markets outside of the United States, to evaluate product in-licensing or acquisition opportunities, to advise us on the development of internally generated new product concepts, and the development of TO-2061;

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

Comparison of the Three Months Ended March 31, 2013 and 2012
Results of Operations
The following table summarizes results of operations with respect to the items set forth below for the three months ended March 31, 2013 and 2012, in thousands, together with the percentage change in those items.

	Three months ended March 31,
			Favorable	%
	2013	2012	(Unfavorable)	Change
Net revenue	$(5,830)	$—	$(5,830)	-
Research and development expense	1,843	2,357	514	22%
General and administrative expense	2,802	2,784	(18)	(1)%
Net revenue
Negative net revenue of $5.8 million for the three months ended March 31, 2013 consisted of $0.5 million in royalty payments offset by $6.3 million of advertising costs paid to Purdue Pharma recorded as a revenue offset. In December 2012, we contributed $10.0 million to Purdue Pharma's Intermezzo direct-to-consumer advertising campaign. This contribution is being recognized as an offset against revenue over an estimated seven month period beginning December 1, 2012 and ending on June 30, 2013, as the advertising costs are incurred.
Research and Development Expense
Research and development expense decreased 22% to $1.8 million for the three months ended March 31, 2013 from $2.4 million for the comparable period in 2012. The decrease of approximately $0.5 million is primarily attributable to winding down the TO-2061 development program.
General and Administrative Expense
General and administrative expense increased slightly between periods. The increase consisted of a small increase in salary and related expenses partially offset by a decrease in professional expenses.
Liquidity and Capital Resources
At March 31, 2013, we had cash, cash equivalents and marketable securities of $81.1 million.
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

On April 26, 2013, we entered into a Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co. The sales agreement provides us with the ability to conduct an at-the-market (ATM) public offering for up to a total of $20.0 million of shares of our common stock at prices to be determined at the time or times of sale. As of the date of filing of this report, we have not sold any shares of common stock pursuant to the ATM facility.
Purdue Pharma launched Intermezzo in April 2012 and we began recognizing royalty revenue during the second quarter of 2012.
The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Three months ended March 31,
	2013	2012

Net cash used in operating activities	$(4,270)	$(3,547)
Net cash used in investing activities	(5,604)	(5,422)
Net cash provided by financing activities	214	629
Net Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2013 and 2012 was $4.3 million and $3.5 million, respectively. Net cash used in operating activities during each of these years consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges and noncash interest expense, as well as net changes in working capital. Net change in working capital during 2013 included $6.3 million of revenue offset related to Purdue advertising, resulting in a decrease of prepaid and other current assets.
Net Cash Used by Investing Activities
Net cash used by investing activities was $5.6 million and $5.4 million for the three months ended March 31, 2013 and 2012, respectively. Net cash used by investing activities during each of the years was primarily attributable to the purchase of marketable securities, net of maturities. Uses of cash in investing activities in all periods included net purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2013 and 2012 was $0.2 million and $0.6 million, respectively. Net cash provided by financing activities during each of the periods consisted of common stock issuances in connection with stock option exercises.
Capital Resources
We expect our cash, cash equivalents, and marketable securities of $81.1 million at March 31, 2013, will be sufficient to satisfy our liquidity requirements for at least the next twelve months. We believe our investments in cash equivalents and marketable securities are highly rated and highly liquid.
Our future capital requirements will depend on, and could increase significantly as a result of, numerous forward-looking factors, including:

•	the ability of Purdue Pharma to successfully commercialize Intermezzo in the United States;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including in connection with ANDA proceedings relating to Intermezzo;

•	the cost of establishing or contracting for sales and marketing capabilities if we exercise our option to co-promote Intermezzo in the United States;

•	the extent to which we develop internally, acquire or in-license new products, technologies or businesses;

•	whether we choose to share the cost of future marketing and selling efforts with Purdue Pharma, related to the commercialization of Intermezzo in the United States;

•
the potential costs associated with Intermezzo if our existing Collaboration Agreement with Purdue is terminated, including the cost to replace Purdue Pharma's sales and marketing capabilities, the costs associated with the conduct of Phase IV clinical trials required by the FDA, and the increased costs to us of litigation expense in connection with ANDA proceedings related to Intermezzo;

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
Critical Accounting Policies
There were no changes to our critical accounting policies since we filed our 2012 Annual Report on Form 10-K for the year ended December 31, 2012 with the Securities and Exchange Commission, or SEC. For a description of our critical accounting policies, please refer to our 2012 Annual Report.
Off-Balance Sheet Arrangements
Since inception, we have not engaged in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is confined to cash, cash equivalents and marketable securities which have contractual maturities of eighteen months or less, bear interest rates at fixed rates and are denominated in, and pay interest in, U.S. dollars. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, maximization of investment performance and fiduciary control of cash and investments. Investments are classified as available-for-sale. We do not use derivative financial instruments in our investment portfolio. To achieve our goals, we invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying investments among a variety of high credit-quality issuers, including U.S. government agencies, corporate debt obligations, taxable and tax-exempt pre-refunded municipal debt obligations and money market funds. There is no limit to the percentage of investments that may be maintained in U.S. Treasury debt obligations, U.S. agency debt obligations, or SEC-registered money market funds. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity, and we regularly review our portfolio against our policy. A hypothetical 100 basis point increase in interest rates would result in an approximate $367,000 decrease in the fair value of our marketable securities at March 31, 2013.

Item 4.	Controls and Procedures
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal controls over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II

Item 1.	Legal Proceedings
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

•	Par Entities: The ANDAs submitted by the Par Entities each include Paragraph IV patent certifications to the '945, '628, '131 and '809 Patents.

•	Dr. Reddy's: The ANDA submitted by Dr. Reddy's includes Paragraph IV patent certifications to the '945, '628, '131 and '809 Patents.

In August 2012, September 2012, and October 2012, we joined Purdue Pharma in filing actions against Actavis, Watson, Novel, the Par Entities, and certain of their affiliates, in the U.S. District Court for the District of New Jersey alleging patent infringement and seeking injunctive and other relief. In December 2012, we and Purdue Pharma agreed to voluntary dismiss the action against Watson following its withdrawal of its ANDA application. After receiving the supplemental notifications referenced above, we and Purdue Pharma amended our pending complaints against Actavis and Novel to also allege infringement of the '131 and '809 patents, as well as the '628 patent previously asserted against those companies. The pending action against the Par Entities alleges infringement on the '131 and '809 patents. In April 2013, we joined Purdue Pharma in filing an action in the U.S. District Court for the District of New Jersey against Dr. Reddy's, alleging patent infringement and seeking injunctive and other relief.

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
We were founded in January 2001 under our former name, Novacea, Inc., and in January 2009 underwent a merger with Transcept Pharmaceuticals, Inc., a privately held company, or TPI, founded in 2002, which is the primary business we currently conduct. Our operations to date have been limited to organizing and staffing, acquiring, developing and securing technology and undertaking preclinical studies and clinical trials. Furthermore, our business is not profitable and has incurred losses in each year since the inception of TPI in 2002. Our net loss for the years ended December 31, 2012, 2011 and 2010 was $12.0 million, $3.9 million and $9.3 million, respectively. Our net loss for the three months ended March 31, 2013 was $10.5 million. We had an accumulated deficit at March 31, 2013 of $122.6 million.
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
We expect to continue to incur losses for the foreseeable future until such time, if ever, that Intermezzo is successfully commercialized by Purdue Pharma and we receive milestone and royalty revenue from our collaboration that exceeds our expenses. For the foreseeable future, we expect our accumulated deficit to increase as we continue our development, regulatory, and collaboration efforts with respect to Intermezzo both in support of Purdue Pharma and potential collaboration partners outside North America, as well as research and development activities for potential future product candidates. If Purdue Pharma does not successfully commercialize Intermezzo, or future product candidates, if any, do not gain regulatory approval and are not commercialized or do not achieve market acceptance, we may not be able to generate any revenue. We cannot assure you that we will ever be profitable or that we can sustain profitability, even if achieved. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.
We are dependent on the commercial success of Intermezzo in the United States for the treatment of middle-of-the-night awakening, which became commercially available in April of 2012.
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
In December 2012, we announced that a Phase 2 clinical trial of TO-2061, an investigational product for adjunctive therapy in patients with obsessive compulsive disorder and our only product candidate in active clinical development did not meet its primary endpoint. Based on these negative results, we have discontinued the clinical development of TO-2061.
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
The success of sales of Intermezzo in the United States is dependent on the ability of Purdue Pharma to successfully commercialize Intermezzo pursuant to the Collaboration Agreement. The terms of the Collaboration Agreement provide that Purdue Pharma can terminate the agreement for any reason at any time upon advance notice of 180 days. For example, Purdue Pharma may find that the commercial potential of Intermezzo is not sufficient to continue pursuing. If the Collaboration Agreement is terminated, our business and our ability to generate revenue from sales of Intermezzo will be substantially harmed and we will be required to develop our own sales and marketing organization, fund any future clinical studies and other required regulatory activities (including any post-approval studies), and bear increased litigation expenses due to ANDA proceedings. Alternatively, we may enter into another strategic collaboration in order to commercialize Intermezzo in the United States. We do not currently have the infrastructure in place or adequate resources to launch a commercial product and implementing such infrastructure would require substantial time and resources and such efforts may not be successful.
The manner in which Purdue Pharma commercializes Intermezzo, including the amount and timing of Purdue Pharma's investment in commercial activities and pricing of Intermezzo, will have a significant impact on the ultimate success of

Intermezzo in the United States, and the success of the overall commercial arrangement with Purdue Pharma. If Purdue Pharma deems Intermezzo to have insufficient market potential, they may decrease their commercialization efforts, which would likely result in decreased sales of Intermezzo and negatively impact our business and operating results.
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
Assuming the Collaboration Agreement remains effective, Purdue Pharma is responsible for conducting post-approval studies of Intermezzo and bears the cost associated with such studies. The planning and execution of these studies, if any, will be primarily the responsibility of Purdue Pharma, and may not be carried out in accordance with our preferences, or could yield results that are detrimental to Purdue Pharma's sales of Intermezzo in the United States or detrimental to our efforts to develop or commercialize Intermezzo outside the United States.
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
Despite obtaining FDA regulatory approval for the commercial sale of Intermezzo, the commercial success of Intermezzo and/or future product candidates, if any, even if regulatory approval is obtained for such candidates, will depend upon, among other things, acceptance by physicians, patients and managed care payers. Market acceptance of, and demand for, any products that we develop and that are commercialized by us or our collaboration partner will depend on many factors, including:

•	the effectiveness of our or a collaboration partner's sales, marketing and distribution strategies;

•	the availability, relative cost and relative efficacy and safety of alternative and competing treatments including the existence of generic or branded competition;

•	further expanding managed care access for Intermezzo;

•	motivating physicians to identify middle-of-the-night awakenings as an important manifestation of insomnia;

•	building awareness among physicians and patients of Intermezzo as the right treatment option;

•	the ability to obtain adequate pricing and sufficient insurance coverage and reimbursement;

•	building awareness among patients of Intermezzo as a treatment option;

•	the ability to provide acceptable evidence of safety and efficacy of Intermezzo or future products for their respective indications;

•	the ease of use of Intermezzo; and

•	the ability to produce commercial quantities sufficient to meet demand.
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

•	Par Entities: The ANDAs submitted by the Par Entities each include Paragraph IV patent certifications to the '945, '628, '131 and '809 Patents.

•	Dr. Reddy's: The ANDA submitted by Dr. Reddy's includes Paragraph IV patent certifications to the '945, '628, '131 and '809 Patents.
In August 2012, September 2012, and October 2012, respectively, we joined Purdue Pharma in filing actions against Actavis, Watson, Novel, the Par Entities, and certain of their affiliates, alleging patent infringement and seeking injunctive and other relief. After receiving the supplemental notifications referenced above, we and Purdue Pharma amended our pending complaints against Actavis and Novel to also allege infringement of the '131 and '809 patents, as well as the '628 patent previously asserted against those companies. The pending action against the Par Entities alleges infringement of the '131 and '809 patents.
In December 2012, we and Purdue Pharma agreed to voluntarily dismiss the action against Watson without prejudice following its withdrawal of its ANDA application on November 28, 2012. On December 20, 2012, a court order was entered to such effect. The dismissal of Watson's ANDA had no effect on the ANDA filed by Actavis, a wholly owned subsidiary of Watson Pharmaceuticals, Inc.
In April 2013, we joined Purdue Pharma in filing an action against Dr. Reddy's, alleging patent infringement of the '628, '131, and '809 patents, and seeking injunctive and other relief.
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
There are many other companies working to develop new products and other therapies to treat insomnia. Several of these products are in late stage clinical trials. In June 2012, Merck and Co., Inc. announced positive Phase 3 data from two pivotal trials of an investigational new drug. Merck filed an NDA with the U.S. Food and Drug Administration in 2012. In January 2010, Vanda Pharmaceuticals Inc. received an orphan drug designation from the FDA for VEC-162 (tasimelteon), a melatonin agonist, for treatment of non-24 hour sleep/wake disorder in blind individuals without light perception. Vanda may seek approval for additional, broader insomnia indications for this product candidate. In December 2012, Vanda announced that it plans to submit an NDA for tasimelteon to the FDA in mid-2013.
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
We had cash, cash equivalents and marketable securities of $81.1 million at March 31, 2013. We expect our negative cash flows from operations to continue for the foreseeable future as Purdue Pharma attempts to establish Intermezzo as a successful brand in the insomnia category, as we work to establish one or more development and marketing alliances with pharmaceutical companies in major markets outside the United States, and as we seek additional products and product candidates through business development efforts. We will need to generate significant revenue to achieve profitability. We do not know whether or when we will become profitable because of the significant uncertainties with respect to Purdue Pharma's ability to successfully commercialize Intermezzo and, as a result, our ability to generate revenue from sales of Intermezzo and from our existing and potential future collaborations, if any.
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
We currently believe that our available cash, cash equivalents and marketable securities and interest income will be sufficient to fund our anticipated levels of operations for at least the next twelve months. However, our future capital requirements will depend on many factors, including:

•	the ability of Purdue Pharma to successfully commercialize Intermezzo in the United States;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including in connection with ANDA proceedings relating to Intermezzo;

•	the cost of establishing or contracting for sales and marketing capabilities if we exercise our option to co-promote Intermezzo in the United States;

•	the extent to which we develop internally, acquire or in-license new products, technologies or businesses;

•	whether we choose to share the cost of future marketing and selling efforts with Purdue Pharma, related to the commercialization of Intermezzo in the United States;

•
the potential costs associated with Intermezzo if our existing Collaboration Agreement with Purdue is terminated, including the cost to replace Purdue Pharma's sales and marketing capabilities, the costs associated with the conduct of Phase IV clinical trials required by the FDA, and the increased costs to us of litigation expense in connection with ANDA proceedings related to Intermezzo;

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
As part of our growth strategy we intend to expand our product pipeline by exploring the in-licensing, acquisition, development and commercialization of pharmaceutical products and product candidates. As a result of the failure of TO-2061 to meet the primary endpoint in our Phase 2 study, we do not currently have a product candidate in clinical development. Further, because our internal research and development capabilities are limited, and because new product approvals can take many years, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising product candidates and approved products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements, including via collaboration and development arrangements with third parties.
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
Further, any product candidate that we acquire will most likely require additional development efforts prior to commercial sale, including pre-clinical or clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any products that we develop or approved products that we acquire will be manufactured or sold profitably or achieve market acceptance.
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
Before obtaining regulatory approvals for the commercial sale of future product candidates, we must demonstrate through lengthy, complex and expensive pre-clinical testing and clinical trials that the product candidate is both safe and effective for use in each target indication. Clinical trial results may be negatively affected by factors that had not been fully anticipated prior to commencement of the trial. Such trials may fail to demonstrate efficacy in the treatment of the intended disorder or may fail to demonstrate that a product candidate is safe when used as directed or even when misused. The results obtained in completed clinical trials and non-clinical studies may not be predictive of results from ongoing or future trials. Actual results of any future studies may differ materially from past studies due to various risks and uncertainties, including, but not limited to, the following:

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
Delays in the commencement or completion of clinical testing could result in increased costs to us, impair our commercial prospects and ultimately delay our ability to generate revenue.
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
The active, and many of the inactive, ingredients in Intermezzo, including generically manufactured zolpidem, has been known in the pharmaceutical art for many years. The zolpidem composition of matter is no longer subject to patent protection. Accordingly, certain of our patents for Intermezzo are directed to particular formulations for delivering zolpidem. Although we believe our formulation and the use of Intermezzo are patentable, and such patents have the potential to provide a competitive advantage, these patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations. Moreover, if our patents are successfully challenged and ruled to be invalid and/or unenforceable, we would be exposed to direct competition from low-priced generic products.
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
Generic drug manufacturers routinely initiate challenges during the Hatch-Waxman marketing exclusivity period. We received notifications in July 2012, September 2012, December 2012, January 2013 and February 2013 that Actavis, Watson, Novel, each of the Par Entities and Dr. Reddy's has filed with the FDA one or more ANDAs, including Paragraph IV certifications, for generic versions of Intermezzo. If we or Purdue Pharma initiate timely patent litigation against a generic or 505(b)(2) sponsor who seeks to challenge one or more of the patents that claim Intermezzo, we would be entitled to a regulatory stay that prohibits final approval of the generic or 505(b)(2) product for 30 months from the date we receive notice of the challenge to our patents. That stay may be terminated if we or Purdue Pharma do not succeed in maintaining litigation against the generic or 505(b)(2) applicant. In addition, if a generic or 505(b)(2) applicant formulates around our patents, we may not be able to initiate Hatch-Waxman patent litigation and, as a result, there would be no 30 month regulatory stay on FDA's ability to give final approval to the generic or 505(b)(2) application. In August 2012, September 2012, and October

2012, we joined Purdue Pharma in filing actions against Actavis, Watson, Novel, the Par Entities, and certain of their affiliates, alleging patent infringement and seeking injunctive and other relief. In December 2012, we and Purdue Pharma agreed to voluntary dismiss the action against Watson following its withdrawal of its ANDA application. In April 2013, we joined Purdue Pharma in filing an action against Dr. Reddy's, alleging patent infringement and seeking injunctive and other relief.
In addition, among other limitations, certain of our patents that protect Intermezzo are limited in scope to certain uses and formulations of the active ingredient zolpidem, so potential competitors could develop similar products using active pharmaceutical ingredients other than zolpidem. Any patents that have been allowed, we have obtained or do obtain may be challenged by re-examination, opposition, or other administrative proceeding, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid and/or unenforceable.
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
In the event a competitor infringes upon one of our patents or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from management. Under the Collaboration Agreement, Purdue Pharma has the right, but not the obligation, to bring action against a party engaged in infringement of our patents covering Intermezzo, and we are required to share 40% of the costs related to all such actions up to an aggregate cap of $1.0 million per calendar year and $4.0 million over the term of the agreement. Additionally, in August 2012, September 2012 and October 2012, we joined Purdue Pharma in filing actions against Actavis, Watson, Novel, the Par Entities, and certain of their affiliates, alleging patent infringement and seeking injunctive and other relief. In December 2012, we and Purdue Pharma agreed to voluntary dismiss the action against Watson following its withdrawal of its ANDA application. In April 2013, we joined Purdue Pharma in filing an action against Dr. Reddy's, alleging patent infringement and seeking injunctive and other relief. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.
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

Our stock price is volatile.
The market price of our common stock is subject to significant fluctuations. During the 12-month period ended March 31, 2013, the sales price of our common stock on The NASDAQ Global Market ranged from a high of $12.99 in April 2012 to a low of $4.10 in November 2012. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. The volatility of the market price of our common stock is exacerbated by the low trading volume of our common stock and the high proportion of our shares held by insiders. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our stock. As of March 31, 2013, we had research coverage by six securities analysts. If any of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research regarding us or our business model, technology or stock performance, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of our stock price.
Future sales of our common stock may cause our stock price to decline and impede our ability to raise capital.
Our executive officers and directors beneficially own or control approximately 11.5% of our approximately 18.8 million outstanding shares of common stock as of March 31, 2013 and an additional 11.1% is beneficially owned by a venture capital firm in which one of our directors is a partner.
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
On April 26, 2013, we entered into a Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co. The sales agreement provides us with the ability to conduct an at-the-market (ATM) public offering for up to a total of $20.0 million of shares of our common stock at prices to be determined at the time or times of sale. As of the date of filing of this report, we have not sold any shares of common stock pursuant to the ATM facility. We will pay a fixed commission rate of 3.0% of the gross sales price per share sold pursuant to the ATM facility, if any. A copy of the sales agreement, dated April 26, 2013, by and between us and Cantor Fitzgerald & Co., is attached as Exhibit 1.1 to our Registration Statement on Form S-3 (Reg. No. 333-188171), filed with the SEC on April 26, 2013.

Item 6.	Exhibits
(a) Exhibits:

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

4.5(4)	Amended and Restated Investor Rights Agreement, dated as of February 27, 2007, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.6(4)	Termination Agreement, dated as of January 26, 2009, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

10.1	Third Amendment to Lease, by and between Transcept Pharmaceuticals, Inc. and Point Richmond R&D Associates, L.P., dated as of March 6, 2013.

10.2	Fourth Amended and Restated Director Equity Compensation Policy

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii)  Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and (iv) Notes to Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May, 2013.

Transcept Pharmaceuticals, Inc.

By:	/s/ Leone D. Patterson
Leone D. Patterson Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

4.5(4)	Amended and Restated Investor Rights Agreement, dated as of February 27, 2007, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.6(4)	Termination Agreement, dated as of January 26, 2009, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

10.1	Third Amendment to Lease, by and between Transcept Pharmaceuticals, Inc. and Point Richmond R&D Associates, L.P., dated as of March 6, 2013.

10.2	Fourth Amended and Restated Director Equity Compensation Policy

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii)  Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and (iv) Notes to Condensed Consolidated Financial Statements.

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