Form 10-Q
period 2013-06-30
Transcept Pharmaceuticals Inc
filed 2013-08-08
CIK 1178711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
Form 10-Q
____________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2013
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
As of August 6, 2013 there were 18,759,888 shares of the registrant’s common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Transcept Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$17,847	$39,368
Marketable securities	59,739	45,907
Prepaid advertising	542	8,571
Prepaid and other current assets	2,911	920
Restricted cash	200	200
Total current assets	81,239	94,966
Property and equipment, net	52	128
Goodwill	—	2,962
Total assets	$81,291	$98,056
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$376	$1,001
Accrued liabilities	975	1,639
Other liabilities, short-term portion	—	23
Total current liabilities	1,351	2,663
Commitments and contingencies
Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	209,248	207,477
Accumulated deficit	(129,318)	(112,110)
Accumulated other comprehensive (loss) income	(9)	7
Total stockholders’ equity	79,940	95,393
Total liabilities and stockholders’ equity	$81,291	$98,056
See accompanying notes.

Transcept Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Gross royalty revenue	481	493	963	493
Advertising expense - Purdue Pharma	(283)	—	(6,595)	—
Net revenue	198	493	(5,632)	493
Operating expenses:
Research and development	898	2,859	2,741	5,216
General and administrative	3,030	2,731	5,832	5,515
Goodwill impairment	2,962	—	2,962	—
Total operating expenses	6,890	5,590	11,535	10,731
Loss from operations	(6,692)	(5,097)	(17,167)	(10,238)
Interest and other income (expense), net	(16)	(43)	(41)	(79)
Net loss	$(6,708)	$(5,140)	$(17,208)	$(10,317)
Basic and diluted net loss per share	$(0.36)	$(0.30)	$(0.92)	$(0.67)
Weighted average shares outstanding	18,757	17,053	18,731	15,489

Other comprehensive loss
Changes in unrealized (loss) gain on marketable securities	(16)	(2)	(16)	(31)
Comprehensive loss	$(6,724)	$(5,142)	$(17,224)	$(10,348)
See accompanying notes.

Transcept Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(17,208)	$(10,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72	129
Stock-based compensation	1,548	1,459
Amortization of lease liability	—	(172)
Gain on disposals of fixed assets	(17)	—
Amortization of premium on available for sale securities	366	354
Impairment of goodwill	2,962	—
Changes in operating assets and liabilities:
Prepaid and other current assets	6,039	438
Other assets	—	38
Accounts payable	(625)	25
Accrued and other liabilities	(687)	(134)
Net cash used in operating activities	(7,550)	(8,180)
Investing activities
Purchases of property and equipment, net	21	(12)
Purchases of marketable securities	(53,745)	(12,421)
Maturities of marketable securities	39,530	20,500
Net cash (used in) provided by investing activities	(14,194)	8,067
Financing activities
Proceeds from issuance of common stock, net	223	38,448
Net cash provided by financing activities	223	38,448
Net (decrease) increase in cash and cash equivalents	(21,521)	38,335
Cash and cash equivalents at beginning of period	39,368	10,659
Cash and cash equivalents at end of period	$17,847	$48,994
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's interim financial information. The accompanying condensed consolidated balance sheet at December 31, 2012 has been derived from our audited financial statements at that date, but does not include all the disclosures required for complete financial statements. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013 or for any other interim period or any other future year.
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
Goodwill
Goodwill is not subject to amortization, but is tested for impairment on an annual basis during the third quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Goodwill impairment testing is a two-step process and performed on a reporting unit level. In the first step, the Company conducts an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, it then conducts the second step, a two-part test for impairment of goodwill. The Company first compares the fair value of its reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the reporting unit's net assets, goodwill is not considered impaired and no further analysis is required. If the carrying value of the net assets exceeds the fair value of the reporting unit, then the second part of the impairment test must be performed in order to

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value, then an impairment loss equal to the difference would be recorded. For 2012, the Company performed its annual goodwill impairment analysis as of September 30, 2012 and concluded that goodwill was not impaired. The Company operates in one reporting unit and believes that its market capitalization is indicative of the fair value of the Company.
During the second quarter of 2013, several events occurred that indicated that the carrying amount of goodwill may exceed the fair value of the reporting unit, including:

•	the approximately 30% decline in Intermezzo prescriptions at June 30, 2013 from the peak of the direct to consumer ("DTC") advertising campaign, which was substantially completed in April 2013; and

•
the May 2013 termination by Purdue of 90 contract sales representatives dedicated exclusively to promoting Intermezzo, resulting in reliance solely on Purdue's existing analgesics sales force of approximately 525 sales representatives.

As a result of these factors, the Company experienced a 37% decline in its stock price during the quarter ended June 30, 2013. The decline in stock price resulted in a market capitalization of approximately $56.7 million at June 30, 2013 which, when compared to the Company's stockholders' equity of $79.9 million, and in consideration of the early nature of ongoing internal research and development, the progress of new product search and evaluation efforts and the declining sales of Intermezzo, was an indication of impairment under step one of the goodwill impairment testing accounting guidance.
Step two of the goodwill test consists of comparing the fair value of the Company to its carrying value at June 30, 2013. If the carrying value exceeds fair value, then a hypothetical purchase price exercise is to be performed to determine the amount, if any, of goodwill impairment. In determining the fair value of the Company, management considered the Company's market capitalization, including any premium that would be necessary for an acquirer to obtain control of the Company, as well as net cash and investments on hand at June 30, 2013. In each of these scenarios, the carrying value of the Company exceeded its fair value in excess of the carrying value of goodwill.
The impairment analysis indicated that the entire goodwill balance of $3.0 million was impaired, which was recognized during the three-months ended June 30, 2013. No previous impairments of goodwill had been recognized by the Company.
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

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

•
Royalty revenue from sales of the Company’s licensed product is recognized as earned in accordance with the contract terms when royalties from licensees can be estimated and collectability is reasonably assured.

Advertising
The Company expenses non-direct response advertising as incurred. Advertising expense consists of the Company's December 2012 $10.0 million contribution to Purdue Pharma's national direct-to-consumer ("DTC") advertising campaign, including digital, print and television advertising to support Intermezzo commercialization. The Company initially recorded the $10.0 million payment to Purdue Pharma as a prepaid expense. This payment is being recognized as the advertising costs are incurred. As this payment was made directly to Purdue Pharma, recognition of the expense is recorded as an offset to revenue. At June 30, 2013, Purdue Pharma estimates that approximately $1.4 million of the Company's original contribution will be returned due to reduced overall DTC campaign spending. Accordingly, $1.4 million is recorded as a receivable and included in prepaid and other current assets at June 30, 2013.
For the three and six months ended June 30, 2013, the offset to revenue totaled $0.3 million and $$6.6 million, respectively. Prepaid advertising costs were $0.5 million at June 30, 2013. There was no advertising offset to revenue in the first six months of 2012.

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
The Company recognized employee stock-based compensation costs of $0.7 million and $1.5 million during the three and six months ended June 30, 2013, respectively and $0.7 million and $1.3 million during the three and six months ended June 30, 2012, respectively, in accordance with the provisions of ASC Topic 718. No related tax benefits of stock-based compensation costs have been recognized since the Company's inception. The Company issued 0 and 79,633 shares of common stock for the three and six months ended June 30, 2013, upon stock option exercises.
During the six months ended June 30, 2013, the Company modified the terms of stock options previously granted to six of its employees in connection with a reduction in force. The modifications included accelerated vesting of certain options and extension of the exercise period after termination with respect to certain of the options. These modifications resulted in additional compensation expense of $23,000. During the three months ended June 30, 2012, the Company modified the terms of stock options previously granted to an employee upon retirement to extend the exercise period of the options upon the end of service to the Company in May 2012. During the six months ended June 30, 2012, the Company modified the terms of stock options previously granted to a member of its Board of Directors to accelerate vesting of the option upon the director's anticipated end of service to the Company in April 2012. These modifications resulted in additional compensation expense of $12,000 and $28,000 during the three and six months ended June 30, 2012, respectively. The Company accounted for the modification of these stock option awards in accordance with the provisions of ASC Topic 718.
The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees (formerly Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services), using a fair-value approach. The equity instruments, consisting of stock options and warrants granted to lenders and consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the term of the related financing or the period over which services are received. The Company recorded non-employee stock-based compensation costs of $13,000 and $57,000 during the three and six months ended June 30, 2013, respectively and $16,000 and $133,000 during the three and six months ended June 30, 2012, respectively.
Clinical Trials
The Company accrues and expenses costs for clinical trial activities performed by third parties, including clinical research organizations and clinical investigators, based upon estimates made of the work completed as of each reporting date, in accordance with agreements established with contract research organizations and clinical trial sites and the agreed upon fee

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

to be paid for the services. The Company determines these estimates through discussion with internal personnel and outside service providers as to the progress or stage of completion of the trials or services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial and reduced by any initial payment made to the clinical trial site when the first patient is enrolled.
2. Results of Operations
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of vested shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common securities, including options, warrants and common stock subject to repurchase.
Potentially dilutive common shares include the dilutive effect of the common stock underlying in-the-money stock options and is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option and the average amount of compensation cost, if any, for future service that the Company has not yet recognized when the option is exercised, are assumed to be used to repurchase shares in the current period.
For all periods presented in this report, stock options, warrants and common stock subject to repurchase were not included in the computation of diluted net loss per share because such inclusion would have had an antidilutive effect.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(6,708)	$(5,140)	$(17,208)	$(10,317)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	18,757	17,053	18,731	15,489
Basic and diluted net loss per share	$(0.36)	$(0.30)	$(0.92)	$(0.67)
The following outstanding shares subject to options and warrants to purchase common stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the above dilutive securities computations (in thousands):

	June 30,
	2013	2012
Excluded potentially dilutive securities (1):
Shares subject to options to purchase common stock	3,788	3,360
Shares subject to warrants to purchase common stock	61	156
Total	3,849	3,516

(1)
The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

3. Available-for-sale Securities

The following is a summary of available-for-sale debt securities recognized as cash and cash equivalents, marketable securities, or restricted cash in the Company's condensed consolidated balance sheets. Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services (in thousands):

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$200	$—	$—	200
Money market funds	45	—	—	45
Commercial paper	10,699	—	—	10,699
Corporate notes	14,337	—	4	14,333
Government sponsored enterprise issues	46,912	—	7	46,905
U.S. Treasury securities	5,008	2	—	5,010
	$77,201	$2	$11	$77,192

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$200	$—	$—	200
Money market funds	27	—	—	27
Commercial paper	23,932	—	—	23,932
Corporate notes	6,294	—	—	6,294
Government sponsored enterprise issues	36,575	2	—	36,577
U.S. Treasury securities	17,308	5	—	17,313
	$84,336	$7	$—	$84,343
The following table summarizes the classification of the available-for-sale securities on the Company's condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2013	2012
Cash and cash equivalents	$17,253	$38,236
Marketable securities	59,739	45,907
Restricted cash	200	200
	$77,192	$84,343

There were no sales of available-for-sale marketable securities during 2013 or 2012.
Based on the fair value of the Company’s marketable securities at June 30, 2013, $16.8 million had a maturity of between one and two years, and the remaining $42.9 million had maturities of one year or less.
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
The Company's valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company's market assumptions. The Company classifies these inputs into the following hierarchy:

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

•	Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs;

•
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•
Level 3—Unobservable inputs (i.e. inputs that reflect the reporting entity’s own assumptions about the assumptions that market participants would use in estimating the fair value of an asset or liability) are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Where quoted prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. Level 1 securities include highly liquid money market funds. If quoted market prices are not available for the specific security, then the Company estimates fair value by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 instruments include commercial paper, U.S. corporate debt, and U.S. government sponsored enterprise issues. There are no Level 3 assets in the periods presented.
The estimated fair values of the Company's financial assets (cash equivalents and marketable securities) as of June 30, 2013 (in thousands) are as follows:

		Fair Value Measurements at Reporting Date Using
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200	$200	$—	$—
Money market funds	45	45	—	—
Commercial paper	10,699	—	10,699	—
Corporate notes	14,333	—	14,333	—
Government sponsored enterprise issues	46,905	—	46,905	—
U.S. Treasury securities	5,010	—	5,010	—
	$77,192	$245	$76,947	$—

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

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

During the three and six months ended June 30, 2013 and the year ended December 31, 2012, there were no significant changes to the valuation models used for purposes of determining the fair value of Level 2 assets. No other assets and liabilities were carried at fair value as of June 30, 2013 and December 31, 2012.
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
The Company began earning royalty revenue upon commercial launch of Intermezzo in April 2012. Royalty revenue earned during the three and six months ended June 30, 2013 was $0.5 million and $1.0 million, respectively. Royalty revenue earned during the three and six months ended June 30, 2012 was $0.5 million.
On November 21, 2012, the Company agreed to contribute $10.0 million to Purdue Pharma's $29.0 million national DTC advertising campaign, including digital, print and television advertising to support Intermezzo commercialization. The Company initially recorded the $10.0 million payment to Purdue as a prepaid expense. The Company is recognizing this payment as an offset to revenue as the advertising costs are incurred. At June 30, 2013, Purdue Pharma estimated that approximately $1.4 million of the Company's original contribution will be returned due to reduced overall DTC campaign spending. Accordingly, $1.4 million is recorded as a receivable included in prepaid and other current assets at June 30, 2013.
For the three and six months ended June 30, 2013, the offset to revenue totaled $0.3 million and $6.6 million. Prepaid advertising costs were $0.5 million at June 30, 2013. There was no advertising offset to revenue during the three and six months ended June 30, 2012.
6. Commitments and Contingencies
Leases
On March 6, 2013, the Company extended its lease agreement for 11,600 square feet of space in its current facility in Point Richmond, California by one year through May 31, 2014.
Legal Proceedings
In July 2012, the Company received notifications from three companies, Actavis Elizabeth LLC (Actavis), Watson Laboratories, Inc. - Florida (Watson), and Novel Laboratories, Inc. (Novel), in September 2012, from each of Par Pharmaceutical, Inc. and Par Formulations Private Ltd. (together, the Par Entities), in February 2013 from Dr. Reddy's Laboratories, Inc. and Dr. Reddy's Laboratories, Ltd. (together, Dr. Reddy's), and in July 2013 from TWi Pharmaceuticals, Inc. (TWi) stating that each has filed with the FDA an Abbreviated New Drug Application, or ANDA, that references Intermezzo.

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

•	Par Entities: The ANDAs submitted by the Par Entities each include Paragraph IV patent certifications to the '945, '628, '131 and '809 Patents.

•	Dr. Reddy's: The ANDA submitted by Dr. Reddy's includes Paragraph IV patent certifications to the '945, '628, '131 and '809 Patents.

•	TWi: The ANDA submitted by TWi includes Paragraph IV patent certifications to the '945, '628, '131 and '809 Patents.

In August 2012, August 2012, September 2012, and October 2012, the Company joined Purdue Pharma in filing actions against Actavis, Watson and certain of their affiliates, Novel, and the Par Entities, in the U.S. District Court for the District of New Jersey in each action alleging patent infringement and seeking injunctive and other relief. In December 2012, the Company and Purdue Pharma agreed to voluntarily dismiss the action against Watson following its withdrawal of its ANDA application. After receiving the supplemental notifications referenced above, the Company and Purdue Pharma amended their pending complaints against Actavis and Novel to also allege infringement of the '131 and '809 patents, as well as the '628 patent previously asserted against those companies. The pending action against the Par Entities alleges infringement of the '131 and

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

'809 patents. In April 2013, the Company joined Purdue Pharma in filing an action in the U.S. District Court for the District of New Jersey against Dr. Reddy's, alleging patent infringement of the '628, '131 and '809 patents, and seeking injunctive and other relief.

Neither we nor Purdue Pharma has yet filed an action against TWi.

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

•	expectations regarding our ability to develop internally, acquire or in-license future products

•	the potential benefits of, and markets for, Intermezzo and any future products or product candidates;

•	potential competitors and competitive products, including generic manufacturers;

•	expectations with respect to our intent and ability to successfully enter into other collaboration or co-promotion arrangements;

•	expectations regarding our ability to obtain regulatory approval of Intermezzo outside of the United States;

•	the adequacy of our current cash, cash equivalents and marketable securities to fund our operations for at least the next twelve months;

•	capital requirements and our need for additional financing;

•	expectations regarding future losses, costs, expenses, expenditures and cash flows;

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
Forward-looking statements do not reflect the potential impact of any future in-licensing, collaborations, acquisitions, mergers, dispositions, joint ventures, or investments we may enter into or make. Except as required by law, we undertake no obligation to, and expressly disclaim any obligation to, revise or update the forward‑looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Forward‑looking statements involve risks and uncertainties, which are more fully discussed in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, including, but not limited to, those risks and uncertainties relating to:

•	potential termination of the Collaboration Agreement by Purdue Pharma;

•	actual and potential decreases in Purdue Pharma's commercialization efforts with respect to Intermezzo;

•	physician or patient reluctance to use Intermezzo;

•	our ability to identify and finance additional products for in-licensing or acquisition, and the ability of those products to be accretive to our earnings;

•	the potential for delays in or the inability to complete commercial partnership relationships, including additional marketing alliances for Intermezzo outside the United States;

•	unexpected results from and/or additional costs related to ANDA proceedings;

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
On November 21, 2012, we agreed to contribute $10.0 million to Purdue Pharma's $29.0 million national direct-to-consumer advertising campaign, including digital, print and television advertising to support Intermezzo commercialization. We initially recorded the $10.0 million payment to Purdue Pharma as a prepaid expense. We are recognizing this payment as an offset against revenue as the advertising costs are incurred. At June 30, 2013, Purdue Pharma estimates that approximately $1.4 million of the Company's original contribution will be returned due to reduced overall DTC campaign spending. Accordingly, $1.4 million is recorded as a receivable at June 30, 2013.

For the three and six months ended June 30, 2013, this revenue offset totaled $0.3 million and $6.6 million, respectively. Prepaid advertising costs were $0.5 million at June 30, 2013. There was no advertising offset to revenue in the three and six months ended June 30, 2012.
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
Net Loss and Profitability

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including contract manufacturing and clinical trials. As of June 30, 2013, we had an accumulated deficit of $129.3 million. Our net loss for the six months ended June 30, 2013 and 2012 was $17.2 million and $10.3 million, respectively. Our net loss for the years ended December 31, 2012, 2011, and 2010 was $12.0 million, $3.9 million, and $9.3 million, respectively. As of June 30, 2013, we had cash, cash equivalents, and marketable securities of $77.6 million and working capital of $79.9 million.

Prior to the fourth quarter of 2011, our only source of revenue has been the receipt in August 2009 of a $25.0 million non-refundable license fee received pursuant to our Collaboration Agreement with Purdue Pharma. During each of 2011 and 2012, we received $10.0 million in intellectual property milestone payments and during 2012, we began receiving royalty revenue pursuant to our Collaboration Agreement with Purdue Pharma.

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

Financial Operations Overview
Net revenue
In December 2012, we contributed $10.0 million to Purdue Pharma's Intermezzo direct-to-consumer advertising campaign. We are recognizing this contribution as an offset against revenue as the advertising costs are incurred.
This treatment resulted in $0.3 million and $6.6 million offset to revenue during the three and six months ended June 30, 2013. There was no advertising offset to revenue during the three and six months ended June 30, 2012.
We began earning royalty revenue upon commercial launch of Intermezzo in April 2012. Royalty revenue earned during the three and six months ended June 30, 2013 was $0.5 million and $1.0 million, respectively. Royalty revenue earned during the three and six months ended June 30, 2012 each was $0.5 million. Royalty revenue is derived from net sales of Intermezzo generated by Purdue Pharma to wholesalers.

Research and Development Expense

Research and development expense represented approximately 13% and 51% of total operating expenses for the three months ended June 30, 2013 and 2012, respectively and 24% and 49% of total operating expenses for the six months ended June 30, 2013 and 2012, respectively. Research and development costs are expensed as incurred. Research and development expense consists of expenses incurred in identifying, researching, developing and testing product candidates. These expenses primarily consist of the following:

•	salaries, benefits, travel and related expense for personnel associated with research and development activities;

•	fees paid to professional service providers for services related to the conduct and analysis of clinical trials;

•	contract manufacturing costs for formulations used in clinical trials and pre-commercial manufacturing and packaging costs;

•	fees paid to consultants to evaluate product in-licensing or acquisition opportunities, to advise us on the development of internally generated new product concepts, and the wind down of TO-2061;

•	laboratory supplies and materials;

•	depreciation of equipment; and

•	allocated costs of facilities and infrastructure.
General and Administrative Expense
General and administrative expense consists primarily of salaries and related expense for personnel in executive, marketing, finance and accounting, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services.

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012
The following table summarizes results of operations with respect to the items set forth below for the three months ended June 30, 2013 and 2012, in thousands, together with the percentage change in those items.

	Three months ended June 30,
			Favorable	%
	2013	2012	(Unfavorable)	Change
Net revenue	$198	$493	$(295)	(60)%
Research and development expense	898	2,859	1,961	69%
General and administrative expense	3,030	2,731	(299)	(11)%
Goodwill impairment	2,962	—	(2,962)	—%
Net revenue
Net revenue of $0.2 million for the three months ended June 30, 2013 consisted of $0.5 million in royalty revenue offset by $0.3 million of advertising expense paid to Purdue Pharma that has been recognized as a revenue offset. In December 2012, we contributed $10.0 million to Purdue Pharma's Intermezzo direct-to-consumer advertising campaign. This contribution is being recognized as an offset against revenue as the advertising costs are incurred. Revenue recorded for the three months ended June 30, 2012 consisted of royalty revenue recorded in connection with the April 2012 commercial launch of Intermezzo.
Research and Development Expense
Research and development expense decreased 69% to $0.9 million for the three months ended June 30, 2013 from $2.9 million for the comparable period in 2012. The decrease of approximately $2.0 million is primarily attributable to winding down the TO-2061 development program which was terminated in December 2012.
General and Administrative Expense
General and administrative expense increased slightly between periods. The increase consisted of a small increase in salary and related expenses as well as an increase in professional expenses.
Goodwill impairment
We recorded a goodwill impairment charge of $3.0 million during the three months ended June 30, 2013. During the second quarter of 2013, several events occurred which indicated that the carrying amount of goodwill may exceed the fair value of the reporting unit, including:

•	the approximately 30% decline in Intermezzo prescriptions at June 30, 2013 from the peak of the direct to consumer ("DTC") advertising campaign, which was substantially completed in April 2013; and

•
the May 2013 termination by Purdue of 90 contract sales representatives dedicated exclusively to promoting Intermezzo, resulting in reliance solely on Purdue's existing analgesics sales force of approximately 525 sales representatives.

As a result of these factors, we experienced a 37% decline in our stock price during the quarter ended June 30, 2013. The decline in stock price resulted in a market capitalization of approximately $56.7 million at June 30, 2013 which, when compared to our stockholders' equity of $79.9 million, and in consideration of the early nature of ongoing internal research and development, the progress of new product search and evaluation efforts and the declining sales of Intermezzo, was an indication of impairment under step one of the goodwill impairment testing accounting guidance.

The impairment analysis indicated that the entire goodwill balance of $3.0 million was impaired, which was recognized during the three-months ended June 30, 2013. We have not previously recognized any impairment of goodwill.
Comparison of the Six Months Ended June 30, 2013 and 2012
The following table summarizes results of operations with respect to the items set forth below for the six months ended June 30, 2013 and 2012, in thousands, together with the percentage change in those items.

	Six months ended June 30,
			Favorable	%
	2013	2012	(Unfavorable)	Change
Net revenue	$(5,632)	$493	$(6,125)	(1,242)%
Research and development expense	2,741	5,216	2,475	47%
General and administrative expense	5,832	5,515	(317)	(6)%
Goodwill impairment	2,962	—	(2,962)	—%
Net revenue
Negative net revenue of $5.6 million for the six months ended June 30, 2013 consisted of $1.0 million in royalty revenue offset by $6.6 million of advertising expense paid to Purdue Pharma recorded as a revenue offset. In December 2012, we contributed $10.0 million to Purdue Pharma's Intermezzo direct-to-consumer advertising campaign. This contribution is being recognized as an offset against revenue as the advertising costs are incurred. Revenue recorded for the six months ended June 30, 2012 consisted of royalty revenue recorded in connection with the April 2012 commercial launch of Intermezzo.
Research and Development Expense
Research and development expense decreased 47% to $2.7 million for the six months ended June 30, 2013 from $5.2 million for the comparable period in 2012. The decrease of approximately $2.5 million is primarily attributable to winding down the TO-2061 development program, which was terminated in December 2012.
General and Administrative Expense
General and administrative expense increased slightly between periods primarily attributable to a small increase in salary and related expenses.
Goodwill impairment
We recorded a goodwill impairment charge of $3.0 million during the six months ended June 30, 2013. During the second quarter of 2013, several events occurred which indicated that the carrying amount of goodwill may exceed the fair value of the reporting unit, including:

•	the approximately 30% decline in Intermezzo prescriptions at June 30, 2013 from the peak of the direct to consumer ("DTC") advertising campaign, which was substantially completed in April 2013; and

•
the May 2013 termination by Purdue of 90 contract sales representatives dedicated exclusively to promoting Intermezzo, resulting in reliance solely on Purdue's existing analgesics sales force of approximately 525 sales representatives.

As a result of these factors, we experienced a 37% decline in our stock price during the quarter ended June 30, 2013. The decline in stock price resulted in a market capitalization of approximately $56.7 million at June 30, 2013 which, when compared to our stockholders' equity of $79.9 million, and in consideration of the early nature of ongoing internal research and development, the progress of new product search and evaluation efforts and the declining sales of Intermezzo, was an indication of impairment under step one of the goodwill impairment testing accounting guidance.
The impairment analysis indicated that the entire goodwill balance of $3.0 million was impaired, which was recognized during the three-months ended June 30, 2013. We have not previously recognized any impairment of goodwill.
Liquidity and Capital Resources
At June 30, 2013, we had cash, cash equivalents and marketable securities of $77.6 million.
Sources of Liquidity
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
The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Six months ended June 30,
	2013	2012

Net cash used in operating activities	$(7,550)	$(8,180)
Net cash (used in) provided by investing activities	(14,194)	8,067
Net cash provided by financing activities	223	38,448
Net Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2013 and 2012 was $7.6 million and $8.2 million, respectively. Net cash used in operating activities during each of these years consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges, goodwill impairment and noncash interest expense, as well as net changes in working capital. Net change in working capital during 2013 included $6.6 million of revenue offset related to Purdue advertising, resulting in a decrease of prepaid and other current assets.
Net Cash Used by Investing Activities
Net cash used by investing activities was $14.2 million for the six months ended June 30, 2013. Net cash provided by investing activities was $8.1 million for the six months ended June 30, 2012. Net cash used by investing activities during 2013 was primarily attributable to the purchase of marketable securities, net of maturities. Net cash provided by investing activities during 2012 was primarily attributable to the maturity of marketable securities, net of purchases. Uses of cash in investing activities in all periods included net purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2013 and 2012 was $0.2 million and $38.4 million, respectively. Net cash provided by financing activities during each of the periods consisted of common stock issuances in connection with stock option exercises. Net cash provided by financing activities for 2012 included net proceeds of $37.7 million from our public offering completed on May 1, 2012.
Capital Resources
We expect our cash, cash equivalents, and marketable securities of $77.6 million at June 30, 2013, will be sufficient to satisfy our liquidity requirements for at least the next twelve months. We believe our investments in cash equivalents and marketable securities are highly rated and highly liquid.
Our future capital requirements will depend on, and could increase significantly as a result of, numerous forward-looking factors, including:

•	the ability of Purdue Pharma to successfully commercialize Intermezzo in the United States;

•	the level of Purdue Pharma's commercialization efforts with respect to Intermezzo;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including in connection with ANDA proceedings relating to Intermezzo;

•	the cost of establishing or contracting for sales and marketing capabilities if we exercise our option to co-promote Intermezzo in the United States;

•	the extent to which we develop internally, acquire or in-license new products, technologies or businesses;

•	whether we choose to share the cost of future marketing and selling efforts with Purdue Pharma, related to the commercialization of Intermezzo in the United States;

•
the potential costs associated with Intermezzo if our existing Collaboration Agreement with Purdue is terminated, including the cost to replace Purdue Pharma's sales and marketing capabilities, the costs associated with the conduct of Phase IV clinical trials required by the FDA, and the increased costs to us of litigation expense in connection with ANDA proceedings related to Intermezzo;

•	the cost of conducting pre-clinical and clinical trials and other development activities;

•	the receipt of milestone and other payments, if any, from Purdue Pharma under the Collaboration Agreement;

•	the prospect, cost and timing for the development of Intermezzo to obtain regulatory approval for Intermezzo outside the United States;

•	the ability to license Intermezzo outside the United States and the terms and timing of any such licensing arrangements; and

•	the effect of competing technological and market developments.
In addition, we may seek to raise additional funds to, among other activities:

•	develop internally, acquire or in-license new products, technologies or businesses or to otherwise fund our operations; and

•
establish or contract for sales and marketing capabilities if we exercise our option to co-promote Intermezzo, or to build our own sales force if Purdue Pharma does not continue with our collaboration to commercialize Intermezzo in the United States.

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
Our exposure to market risk is confined to cash, cash equivalents and marketable securities which have contractual maturities of eighteen months or less, bear interest rates at fixed rates and are denominated in, and pay interest in, U.S. dollars. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, maximization of investment performance and fiduciary control of cash and investments. Investments are classified as available-for-sale. We do not use derivative financial instruments in our investment portfolio. To achieve our goals, we invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying investments among a variety of high credit-quality issuers, including U.S. government agencies, corporate debt obligations, taxable and tax-exempt pre-refunded municipal debt obligations and money market funds. There is no limit to the percentage of investments that may be maintained in U.S. Treasury debt obligations, U.S. agency debt obligations, or SEC-registered money market funds. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity, and we regularly review our portfolio against our policy. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $491,200 in the fair value of our marketable securities at June 30, 2013.

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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal controls over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
In July 2012, we received notifications from three companies, Actavis Elizabeth LLC (Actavis), Watson Laboratories, Inc. - Florida (Watson), and Novel Laboratories, Inc. (Novel), in September 2012 from each of Par Pharmaceutical, Inc. and Par Formulations Private Ltd. (together, the Par Entities), in February 2013 from Dr. Reddy's Laboratories, Inc. and Dr. Reddy's Laboratories, Ltd. (together, Dr. Reddy's), and in July 2013 from TWi Pharmaceuticals, Inc. (TWi) stating that each has filed with the FDA an Abbreviated New Drug Application, or ANDA, that references Intermezzo.

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

•	Par Entities: The ANDAs submitted by the Par Entities each include Paragraph IV patent certifications to the '945, '628, '131 and '809 Patents.

•	Dr. Reddy's: The ANDA submitted by Dr. Reddy's includes Paragraph IV patent certifications to the '945, '628, '131 and '809 Patents.

•	TWi: The ANDA submitted by TWi includes Paragraph IV patent certifications to the '945, '628, '131 and '809 Patents.

In August 2012, August 2012, September 2012, and October 2012, respectively, we joined Purdue Pharma in filing actions against Actavis, Watson and certain of their affiliates, Novel, and the Par Entities, , in each action alleging patent infringement and seeking injunctive and other relief. After receiving the supplemental notifications referenced above, we and Purdue Pharma amended our pending complaints against Actavis and Novel to also allege infringement of the '131 and '809 patents, as well as the '628 patent previously asserted against those companies. The pending action against the Par Entities alleges infringement of the '131 and '809 patents.

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
Neither we nor Purdue Pharma has yet filed an action against TWi.
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
We were founded in January 2001 under our former name, Novacea, Inc., and in January 2009 underwent a merger with Transcept Pharmaceuticals, Inc., a privately held company, or TPI, founded in 2002, which is the primary business we currently conduct. Our operations to date have been limited to organizing and staffing, acquiring, developing and securing technology and undertaking preclinical studies and clinical trials. Furthermore, our business is not profitable and has incurred losses in each year since the inception of TPI in 2002. Our net loss for the years ended December 31, 2012, 2011 and 2010 was $12.0 million, $3.9 million and $9.3 million, respectively. Our net loss for the six months ended June 30, 2013 was $17.2 million. We had an accumulated deficit at June 30, 2013 of $129.3 million.
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
We are dependent on the commercial success of Intermezzo in the United States for the treatment of middle-of-the-night awakening, which became commercially available in April 2012.
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
The manner in which Purdue Pharma commercializes Intermezzo, including the amount and timing of Purdue Pharma's investment in commercial activities and pricing of Intermezzo, will have a significant impact on the ultimate success of Intermezzo in the United States, and the success of the overall commercial arrangement with Purdue Pharma. If Purdue Pharma deems Intermezzo to have insufficient market potential, they may decrease their commercialization efforts, which would likely result in decreased sales of Intermezzo and negatively impact our business and operating results. For example, in May 2013, Purdue notified us that they would no longer be utilizing the 90 contract sales representatives dedicated exclusively to promoting Intermezzo.
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
Despite obtaining FDA regulatory approval for the commercial sale of Intermezzo, the commercial success of Intermezzo and/or future product candidates, if any, even if regulatory approval is obtained for such candidates, will depend upon, among other things, acceptance by physicians, patients and managed care payers. Market acceptance of, and demand for, any products that we develop and that are commercialized by us or our collaboration partner will depend on many factors, including:

•	the ability to provide acceptable evidence of safety and efficacy of Intermezzo or future products for their respective indications;

•	the effectiveness of our or a collaboration partner's sales, marketing and distribution strategies;

•	the availability, relative cost and relative efficacy and safety of alternative and competing treatments including the existence of generic or branded competition;

•	the ability to obtain adequate pricing and sufficient insurance coverage and reimbursement;

•	motivating physicians to identify middle-of-the-night awakenings as an important manifestation of insomnia;

•	building awareness among physicians and patients of Intermezzo or future products as the right treatment option;

•	the ease of administration of Intermezzo or future products; and

•	the ability to produce commercial quantities sufficient to meet demand.
If Intermezzo and/or future products fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business.
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
In July 2012, we received notifications from three companies, Actavis Elizabeth LLC (Actavis), Watson Laboratories, Inc. - Florida (Watson), and Novel Laboratories, Inc. (Novel), in September 2012 from each of Par Pharmaceutical, Inc. and Par Formulations Private Ltd. (together, the Par Entities), in February 2013 from Dr. Reddy's Laboratories, Inc. and Dr. Reddy's Laboratories, Ltd. (together, Dr. Reddy's) and in July 2013 from TWi Pharmaceuticals (TWi) stating that each has filed with the FDA an Abbreviated New Drug Application, or ANDA, that references Intermezzo.

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

•	Par Entities: The ANDAs submitted by the Par Entities each include Paragraph IV patent certifications to the '945, '628, '131 and '809 Patents.

•	Dr. Reddy's: The ANDA submitted by Dr. Reddy's includes Paragraph IV patent certifications to the '945, '628, '131 and '809 Patents.

•	TWi: The ANDA submitted by TWi includes Paragraph IV patent certifications to the '945, '628, '131 and '809 Patents.
In August 2012, August 2012, September 2012, and October 2012, respectively, we joined Purdue Pharma in filing actions against Actavis, Watson and certain of their affiliates, Novel, and the Par Entities, in each action alleging patent infringement and seeking injunctive and other relief. After receiving the supplemental notifications referenced above, we and Purdue Pharma amended our pending complaints against Actavis and Novel to also allege infringement of the '131 and '809 patents, as well as the '628 patent previously asserted against those companies. The pending action against the Par Entities alleges infringement of the '131 and '809 patents.
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
Neither we nor Purdue Pharma has yet filed an action against TWi.

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
There are many other companies working to develop new products and other therapies to treat insomnia. Several of these products are in late stage clinical trials. In June 2012, Merck and Co., Inc. announced positive Phase 3 data from two pivotal trials of an investigational new drug. Merck filed an NDA with the U.S. Food and Drug Administration in 2012. In January 2010, Vanda Pharmaceuticals Inc. received an orphan drug designation from the FDA for VEC-162 (tasimelteon), a melatonin agonist, for treatment of non-24 hour sleep/wake disorder in blind individuals without light perception. Vanda may seek approval for additional, broader insomnia indications for this product candidate. On May 31, 2013, Vanda announced that it submitted an NDA for tasimelteon to the FDA.
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
We had cash, cash equivalents and marketable securities of $77.6 million at June 30, 2013. We expect our negative cash flows from operations to continue for the foreseeable future as we seek additional products and product candidates through business development efforts. We will need to generate significant revenue to achieve profitability. We do not know whether or when we will become profitable because of the significant uncertainties with respect to Purdue Pharma's ability to successfully commercialize Intermezzo and, as a result, our ability to generate revenue from sales of Intermezzo and from our existing and potential future collaborations, if any.
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
We currently believe that our available cash, cash equivalents and marketable securities and interest income will be sufficient to fund our anticipated levels of operations for at least the next twelve months. However, our future capital requirements will depend on many factors, including:

•	the ability of Purdue Pharma to successfully commercialize Intermezzo in the United States;

•	the level of Purdue Pharma's commercialization efforts with respect to Intermezzo;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including in connection with ANDA proceedings relating to Intermezzo;

•	the cost of establishing or contracting for sales and marketing capabilities if we exercise our option to co-promote Intermezzo in the United States;

•	the extent to which we develop internally, acquire or in-license new products, technologies or businesses;

•	whether we choose to share the cost of future marketing and selling efforts with Purdue Pharma, related to the commercialization of Intermezzo in the United States;

•
the potential costs associated with Intermezzo if our existing Collaboration Agreement with Purdue is terminated, including the cost to replace Purdue Pharma's sales and marketing capabilities, the costs associated with the conduct of Phase IV clinical trials required by the FDA, and the increased costs to us of litigation expense in connection with ANDA proceedings related to Intermezzo;

•	the cost of conducting pre-clinical and clinical trials and other development activities;

•	the receipt of milestone and other payments, if any, from Purdue Pharma under the Collaboration Agreement;

•	the prospect, cost and timing for the development of Intermezzo to obtain regulatory approval for Intermezzo outside the United States;

•	the ability to license Intermezzo outside the United States and the terms and timing of any such licensing arrangements; and

•	the effect of competing technological and market developments.
In addition, we may seek to raise additional funds to, among other activities:

•	develop internally, acquire or in-license new products, technologies or businesses or to otherwise fund our operations; and

•
establish or contract for sales and marketing capabilities if we exercise our option to co-promote Intermezzo, or to build our own sales force if Purdue Pharma does not continue with our collaboration to commercialize Intermezzo in the United States.

There can be no assurance that additional funding, if needed, will be available on attractive terms, or at all. Our failure to raise capital as and when needed may require us to significantly curtail one or more of our development, licensing or acquisition programs, which could have a negative impact on our financial condition and our ability to successfully pursue our business strategy.
If we fail to develop, acquire and commercialize additional product candidates or approved products, we may be unable to grow our business.
An integral component of our growth strategy is the expansion of our product pipeline through a combination of internally developed programs and by exploring the in-licensing and/or acquisition of new product candidates. As a result of the failure of TO-2061 to meet the primary endpoint in our Phase 2 study, we do not currently have a product candidate in clinical development.
Because our internal research and development capabilities are limited, and because new product approvals can take many years, we may be unsuccessful in developing new products or product candidates internally, and therefore be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising product candidates and approved products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements, including via collaboration and development arrangements with third parties. In addition, substantial capital is required to discover and develop product candidates through pre-clinical testing and clinical trials. Additional funds are also required to manufacture and market any products that are approved for commercial sale. Because the successful development of any future product candidates is uncertain, we are unable to precisely estimate the actual funds we will require to develop and potentially commercialize them.
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
If we are unable to internally develop new product candidates, or acquire or in-license additional product candidates or approved products and successfully develop and commercialize them, it would likely have a material adverse effect on our business, results of operations, financial condition and prospects.
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
In connection with the approval of the Intermezzo NDA, the FDA has granted three years of Hatch-Waxman marketing exclusivity for Intermezzo. Under this form of exclusivity, the FDA is precluded from approving an abbreviated new drug application (ANDA) for a generic of Intermezzo, i.e., a product candidate that the FDA views as a therapeutically equivalent drug product having the same conditions of use as Intermezzo (for example, the same labeling, the same dosage form and route of administration, the same strength and the same bioavailability as Intermezzo). Marketing exclusivity for Intermezzo also precludes the FDA from approving 505(b)(2) applications for proposed drug products having the same or similar conditions of use as Intermezzo, including applications that rely on Intermezzo as the reference product. The exclusivity lasts for a period of three years from the date of Intermezzo approval, or until November 2014, though the FDA may accept and commence review of ANDAs and 505(b)(2) NDAs during the three-year period. However, the three-year exclusivity period may not prevent FDA from approving an original NDA that relies only on its own data to support the approval. In addition, we received notifications in July 2012, September 2012, December 2012, January 2013, February 2013 and July 2013 that Actavis, Watson, Novel, each of the Par Entities, Dr. Reddy's and TWi has filed with the FDA one or more ANDAs, including Paragraph IV certifications, for generic versions of Intermezzo. An ANDA with a Paragraph IV certification indicates that the ANDA applicant is seeking approval for a generic version of Intermezzo and is challenging the enforceability of one or more of the drug product or method of use patents that claim Intermezzo.
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
There can be no assurance that our pending patent applications and applications we may file in the future, or those applications we may license from third parties, will result in patents being issued in a timely manner, or at all. Even if patents are issued, the claims in such patents may not issue in a form that will be advantageous to us, may not cover Intermezzo and its unique features, and may not provide us with proprietary protection or competitive advantages. For instance, with Intermezzo, competitors may be able to engineer around our formulation patents and applications with alternate formulations that deliver therapeutic effects sufficiently similar to Intermezzo to warrant approval under existing FDA standards for generic product approvals. Accordingly, other drug companies may be able to develop generic versions of our products even if we are able to maintain our current proprietary rights.
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
Generic drug manufacturers routinely initiate challenges during the Hatch-Waxman marketing exclusivity period. We received notifications in July 2012, September 2012, December 2012, January 2013, February 2013 and July 2013 that Actavis, Watson, Novel, each of the Par Entities, Dr. Reddy's and TWi has filed with the FDA one or more ANDAs, including Paragraph IV certifications, for generic versions of Intermezzo. If we or Purdue Pharma initiate timely patent litigation against a generic or 505(b)(2) sponsor who seeks to challenge one or more of the patents that claim Intermezzo, we would be entitled to a regulatory stay that prohibits final approval of the generic or 505(b)(2) product for 30 months from the date we receive notice of the challenge to our patents. That stay may be terminated if we or Purdue Pharma do not succeed in maintaining litigation against the generic or 505(b)(2) applicant. In addition, if a generic or 505(b)(2) applicant formulates around our patents, we may not be able to initiate Hatch-Waxman patent litigation and, as a result, there would be no 30 month regulatory stay on FDA's ability to give final approval to the generic or 505(b)(2) application. In August 2012, September 2012, and October 2012, we joined Purdue Pharma in filing actions against Actavis, Watson, Novel, the Par Entities, and certain of their affiliates, alleging patent infringement and seeking injunctive and other relief. In December 2012, we and Purdue Pharma agreed to voluntary dismiss the action against Watson following its withdrawal of its ANDA application. In April 2013, we joined Purdue Pharma in filing an action against Dr. Reddy's, alleging patent infringement and seeking injunctive and other relief. Neither we nor Purdue Pharma has yet filed an action against TWi.
In addition, among other limitations, certain of our patents that protect Intermezzo are limited in scope to certain uses and formulations of the active ingredient zolpidem, so potential competitors could develop similar products using active pharmaceutical ingredients other than zolpidem. Any patents that have been allowed, that we have obtained or that we do obtain may be challenged by re-examination, opposition, or other administrative proceeding, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid and/or unenforceable.
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
In the event a competitor infringes upon one of our patents or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from management. Under the Collaboration Agreement, Purdue Pharma has the right, but not the obligation, to bring action against a party engaged in infringement of our patents covering Intermezzo, and we are required to share 40% of the costs related to all such actions up to an aggregate cap of $1.0 million per calendar year and $4.0 million over the term of the agreement. Additionally, in August 2012, August 2012, September 2012 and October 2012, we joined Purdue Pharma in filing actions against Actavis, Watson and certain of their affiliates, Novel, the Par Entities, in each action alleging patent infringement and seeking injunctive and other relief. In December 2012, we and Purdue Pharma agreed to voluntary dismiss the action against Watson following its withdrawal of its ANDA application. In April 2013, we joined Purdue Pharma in filing an action against Dr. Reddy's, alleging patent infringement and seeking injunctive and other relief. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.
The pharmaceutical industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. We could therefore become subject to litigation that could be costly, result in the diversion of management's time and efforts, and require us to pay damages. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that they own U.S. or foreign patents containing claims that cover our products, components of our products, or the methods we employ in making or using our products. In addition, we may become a party to an interference proceeding declared by the USPTO to determine the priority of inventions. Because patent applications can take many years to issue, there may be pending applications of which we are unaware, which may later result in issued patents that contain claims that cover our products. There could also be existing patents, of which we are unaware, that contain claims that cover one or more components of our products. As the number of participants in our industry increases, the possibility of patent infringement claims against us also increases.
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
There are a number of reasons why we might fail to meet financial guidance or other expectations about our business, including, but not limited to, the following:

•	the effectiveness of the sales, marketing and distribution efforts by Purdue Pharma in the United States and overall success of Purdue Pharma's commercialization efforts in the United States;

•	delays or unexpected changes in Purdue Pharma's plan to invest in and support the sales and marketing of Intermezzo;

•	unexpected difficulties in Purdue Pharma's efforts to commercialize Intermezzo in the United States;

•	whether we choose to share the cost of future advertising or other marketing efforts with Purdue Pharma related to the commercialization of Intermezzo in the United States;

•	lower than expected pricing and reimbursement levels, or no reimbursement at all, for Intermezzo in the United States;

•	the use of currently available sleep aids that are not approved to be taken in the middle of the night;

•	our failure to develop internally, in-license or acquire future product candidates on a timely basis or at all;

•	negative developments or setbacks in our efforts to seek marketing approval for Intermezzo outside of the United States;

•	FDA approval of generic versions of Intermezzo or negative developments in any ongoing ANDA proceedings;

•	current and future competitive products that have or obtain greater acceptance in the market than Intermezzo;

•	if only a subset of or no affected patients respond to therapy with Intermezzo or future products, if any;

•	negative publicity about the results of our clinical studies, or those of others with similar or related products may reduce demand for Intermezzo or future products, if any;

•	the inability to sell a product at the price we expect; or

•	the inability to supply enough product to meet demand.
If we fail to meet our revenue and/or expense projections and/or other financial guidance for any reason, our stock could decline in value.

Our stock price is volatile.
The market price of our common stock is subject to significant fluctuations. During the 12-month period ended June 30, 2013, the sales price of our common stock on The NASDAQ Global Market ranged from a high of $6.81 in July 2012 to a low of $2.81 in June 2013. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. The volatility of the market price of our common stock is exacerbated by the low trading volume of our common stock and the high proportion of our shares held by insiders. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the perception of our prospects for successful commercialization of Intermezzo by Purdue Pharma, including the costs associated with commercialization;

•	announcements by us or Purdue Pharma regarding the commercialization and/or marketing efforts of Intermezzo;

•	the termination by Purdue Pharma of the Collaboration Agreement, or the termination of other future collaboration or partnering agreements;

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

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our stock. As of June 30, 2013, we had research coverage by six securities analysts. If any of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research regarding us or our business model, technology or stock performance, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of our stock price.
Future sales of our common stock may cause our stock price to decline and impede our ability to raise capital.
Our executive officers and directors beneficially own or control approximately 12.3% of our approximately 18.8 million outstanding shares of common stock as of June 30, 2013 and an additional 11.1% is beneficially owned by a venture capital firm in which one of our directors is a partner.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits:

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

4.5(4)	Amended and Restated Investor Rights Agreement, dated as of February 27, 2007, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.6(4)	Termination Agreement, dated as of January 26, 2009, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

10.1(5)	Fourth Amended and Restated Director Equity Compensation Policy

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii)  Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and (iv) Notes to Condensed Consolidated Financial Statements.

 _____________________________

(1)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

(2)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

(3)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.

(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2010.

(5)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2013.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August, 2013.

Transcept Pharmaceuticals, Inc.

By:	/s/ Leone D. Patterson
Leone D. Patterson Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

4.5(4)	Amended and Restated Investor Rights Agreement, dated as of February 27, 2007, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.6(4)	Termination Agreement, dated as of January 26, 2009, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

10.1(5)	Fourth Amended and Restated Director Equity Compensation Policy

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii)  Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and (iv) Notes to Condensed Consolidated Financial Statements.

 _____________________________

(1)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

(2)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

(3)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.

(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2010.

(5)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2013.

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