Form 10-Q
period 2013-09-30
Transcept Pharmaceuticals Inc
filed 2013-11-07
CIK 1178711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
Form 10-Q
____________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2013
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
As of November 5, 2013 there were 18,842,388 shares of the registrant’s common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Transcept Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$13,642	$39,368
Marketable securities	62,123	45,907
Prepaid advertising	244	8,571
Prepaid and other current assets	3,089	920
Restricted cash	200	200
Total current assets	79,298	94,966
Property and equipment, net	51	128
Goodwill	—	2,962
Total assets	$79,349	$98,056
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,895	$1,001
Accrued liabilities	1,165	1,639
Other liabilities, short-term portion	—	23
Total current liabilities	3,060	2,663
Commitments and contingencies
Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	210,260	207,477
Accumulated deficit	(134,021)	(112,110)
Accumulated other comprehensive income	31	7
Total stockholders’ equity	76,289	95,393
Total liabilities and stockholders’ equity	$79,349	$98,056
See accompanying notes.

Transcept Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Gross royalty revenue	$418	$190	$1,381	$683
Gross milestone revenue	—	10,000	—	10,000
Gross other revenue	50	250	50	250
Advertising expense - Purdue Pharma	(86)	—	(6,681)	—
Net revenue	382	10,440	(5,250)	10,933
Operating expenses:
Research and development	2,410	3,057	5,151	8,273
General and administrative	2,658	2,483	8,490	7,998
Goodwill impairment	—	—	2,962	—
Total operating expenses	5,068	5,540	16,603	16,271
(Loss) income from operations	(4,686)	4,900	(21,853)	(5,338)
Interest and other income (expense), net	(17)	(45)	(58)	(124)
Net (loss) income	$(4,703)	$4,855	$(21,911)	$(5,462)
Net (loss) income per share:
Basic	$(0.25)	$0.26	$(1.17)	$(0.33)
Diluted	$(0.25)	$0.25	$(1.17)	$(0.33)
Weighted average common shares outstanding:
Basic	18,782	18,568	18,748	16,523
Diluted	18,782	19,232	18,748	16,523

Other comprehensive (loss) income:
Changes in unrealized gain (loss) on marketable securities	40	7	24	(23)
Comprehensive (loss) income	$(4,663)	$4,862	$(21,887)	$(5,485)
See accompanying notes.

Transcept Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(21,911)	$(5,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82	182
Stock-based compensation	2,339	2,199
Amortization of lease liability	—	(186)
Gain on disposals of fixed assets	(25)	—
Amortization of premium on available for sale securities	641	466
Impairment of goodwill	2,962	—
Changes in operating assets and liabilities:
Prepaid and other current assets	6,158	927
Other assets	—	38
Accounts payable	894	113
Accrued and other liabilities	(497)	44
Net cash used in operating activities	(9,357)	(1,679)
Investing activities
Purchases of property and equipment, net	20	(34)
Purchases of marketable securities	(63,813)	(12,421)
Maturities of marketable securities	46,980	35,000
Net cash (used in) provided by investing activities	(16,813)	22,545
Financing activities
Proceeds from issuance of common stock, net	444	38,512
Net cash provided by financing activities	444	38,512
Net (decrease) increase in cash and cash equivalents	(25,726)	59,378
Cash and cash equivalents at beginning of period	39,368	10,659
Cash and cash equivalents at end of period	$13,642	$70,037
See accompanying notes.

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
Transcept Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the field of neuroscience. Intermezzo® (zolpidem tartrate) sublingual tablet C-IV is the first U.S. Food and Drug Administration, or FDA, approved Transcept product. Purdue Pharmaceutical Products L.P. (“Purdue Pharma”) holds commercialization and development rights for Intermezzo in the United States. The Company's lead development candidate is TO-2070, a novel, rapidly absorbed treatment for acute migraine incorporating dihydroergotamine (DHE) as the active drug. The Company operates in one business segment.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's interim financial information. The accompanying condensed consolidated balance sheet at December 31, 2012 has been derived from our audited financial statements at that date, but does not include all the disclosures required for complete financial statements. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013 or for any other interim period or any other future year.
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

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

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
During the second quarter of 2013, several events occurred that indicated that the carrying amount of goodwill exceeded the fair value of the reporting unit, including:

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
Step two of the goodwill test consisted of comparing the fair value of the Company to its carrying value at June 30, 2013. If the carrying value exceeds fair value, then a hypothetical purchase price exercise is to be performed to determine the amount, if any, of goodwill impairment. In determining the fair value of the Company, management considered the Company's market capitalization, including any premium that would be necessary for an acquirer to obtain control of the Company, as well as net cash and investments on hand at June 30, 2013. In each of these scenarios, the carrying value of the Company exceeded its fair value in excess of the carrying value of goodwill.
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

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

culmination of the earnings process. Amounts received in advance, if any, are recorded as deferred revenue until the milestone is reached; and

•
Royalty revenue from sales of the Company’s licensed product is recognized as earned in accordance with the contract terms when royalties from licensees can be estimated and collectability is reasonably assured.

Advertising
The Company expenses non-direct response advertising as incurred. Advertising expense consists of the Company's December 2012 $10.0 million contribution to Purdue Pharma's national direct-to-consumer ("DTC") advertising campaign, including digital, print and television advertising to support Intermezzo commercialization. The Company initially recorded the $10.0 million payment to Purdue Pharma as a prepaid expense. This payment is being recognized as the advertising costs are incurred. As this payment was made directly to Purdue Pharma, recognition of the expense is recorded as an offset to revenue. At September 30, 2013, Purdue Pharma estimates that approximately $1.6 million of the Company's original contribution will be returned due to reduced overall DTC campaign spending. Accordingly, $1.6 million is recorded as a receivable and included in prepaid and other current assets at September 30, 2013.
For the three and nine months ended September 30, 2013, the offset to revenue totaled $0.1 million and $6.7 million, respectively. Prepaid advertising costs were $0.2 million at September 30, 2013. There was no advertising offset to revenue in the first nine months of 2012.

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
The Company recognized employee stock-based compensation costs of $0.8 million and $2.3 million during the three and nine months ended September 30, 2013, respectively and $0.7 million and $2.0 million during the three and nine months ended September 30, 2012, respectively, in accordance with the provisions of ASC Topic 718. No related tax benefits of stock-based compensation costs have been recognized since the Company's inception. The Company issued 82,500 and 162,133 shares of common stock for the three and nine months ended September 30, 2013, upon stock option exercises.
During the nine months ended September 30, 2013, the Company modified the terms of stock options previously granted to six of its employees in connection with a reduction in force. The modifications included accelerated vesting of certain options and extension of the exercise period after termination with respect to certain of the options. These modifications resulted in additional compensation expense of $23,000. During the nine months ended September 30, 2012, the Company modified the terms of stock options previously granted to a member of its Board of Directors to accelerate vesting of the option upon the director's anticipated end of service to the Company in April 2012. These modifications resulted in additional compensation expense of $28,000 during the nine months ended September 30, 2012. The Company accounted for the modification of these stock option awards in accordance with the provisions of ASC Topic 718.
The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees (formerly Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services), using a fair-value approach. The equity instruments, consisting of stock options and warrants granted to lenders and consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the term of the related financing or the period over which services are received. The Company recorded non-employee stock-based compensation costs of $12,000 and $69,000 during the three and nine months ended September 30, 2013, respectively and $33,000 and $166,000 during the three and nine months ended September 30, 2012, respectively.
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
2. Results of Operations
Net (Loss) Income Per Share
Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of vested shares outstanding during the period. Diluted net (loss) income per share is computed by giving effect to all potential dilutive common securities, including options, warrants and common stock subject to repurchase.
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
For the three and nine months ended September 30, 2013, and the nine months ended September 30, 2012, diluted net loss per share was identical to basic earnings per share ("EPS") since potential common shares were excluded from the calculation, as their effect was anti-dilutive.
The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income	$(4,703)	$4,855	$(21,911)	$(5,462)
Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding - basic	18,782	18,568	18,748	16,523
Effect of dilutive equity incentive plans	—	664	—	—
Weighted average common shares outstanding - diluted	18,782	19,232	18,748	16,523
Weighted average anti-dilutive securities
The following common equivalent shares were not included in the computation of diluted net (loss) income per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Shares subject to options to purchase common stock	4,456	1,958	4,064	3,147
Shares subject to warrants to purchase common stock	61	156	61	156
Total	4,517	2,114	4,125	3,303

At September 30, 2013, there were 4,454,000 shares subject to options to purchase common stock outstanding and 61,000 shares subject to warrants to purchase common stock outstanding.

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

3. Available-for-sale Securities

The following is a summary of available-for-sale debt securities recognized as cash and cash equivalents, marketable securities, or restricted cash in the Company's condensed consolidated balance sheets. Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services (in thousands):

	September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$200	$—	$—	200
Money market funds	30	—	—	30
Commercial paper	10,000	—	—	10,000
Corporate notes	19,777	10	—	19,787
Government sponsored enterprise issues	42,059	17	—	42,076
U.S. Treasury securities	3,257	4	—	3,261
	$75,323	$31	$—	$75,354

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$200	$—	$—	200
Money market funds	27	—	—	27
Commercial paper	23,932	—	—	23,932
Corporate notes	6,294	—	—	6,294
Government sponsored enterprise issues	36,575	2	—	36,577
U.S. Treasury securities	17,308	5	—	17,313
	$84,336	$7	$—	$84,343
The following table summarizes the classification of the available-for-sale securities on the Company's condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2013	2012
Cash and cash equivalents	$13,031	$38,236
Marketable securities	62,123	45,907
Restricted cash	200	200
	$75,354	$84,343

There were no sales of available-for-sale marketable securities during 2013 or 2012.
Based on the fair value of the Company’s marketable securities at September 30, 2013, $16.1 million had a maturity of between one and two years, and the remaining $46.0 million had maturities of one year or less.
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
The estimated fair values of the Company's financial assets (cash equivalents and marketable securities) as of September 30, 2013 (in thousands) are as follows:

		Fair Value Measurements at Reporting Date Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200	$200	$—	$—
Money market funds	30	30	—	—
Commercial paper	10,000	—	10,000	—
Corporate notes	19,787	—	19,787	—
Government sponsored enterprise issues	42,076	—	42,076	—
U.S. Treasury securities	3,261	—	3,261	—
	$75,354	$230	$75,124	$—
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
During the three and nine months ended September 30, 2013 and the year ended December 31, 2012, there were no significant changes to the valuation models used for purposes of determining the fair value of Level 2 assets. No other assets and liabilities were carried at fair value as of September 30, 2013 and December 31, 2012.

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. There were no transfers of assets between different fair-value levels during the periods presented.
5. Collaboration Agreements
Intermezzo
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
The Company began earning royalty revenue upon commercial launch of Intermezzo in April 2012. Royalty revenue earned during the three and nine months ended September 30, 2013 was $0.4 million and $1.4 million, respectively. Royalty revenue earned during the three and nine months ended September 30, 2012 was $0.2 million and $0.7 million, respectively.

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

The Company recorded as revenue the $10.0 million milestone payment received in August 2012. The patent-related milestone was substantive and at-risk given the inherent uncertainty and risks associated with obtaining patent approval from the U.S. Patent and Trademark Office and subsequent listing in the FDA's Orange Book. The Company had no additional performance obligations under the Collaboration Agreement related to this milestone.
During the three and nine months ended September 30, 2013, the Company granted Purdue Pharma the right to negotiate for the commercialization of Intermezzo in Mexico, and retained rights to commercialize Intermezzo in the rest of the world. During the three and nine months ended September 30, 2012, the Company granted Purdue Pharma and an associated company the right to negotiate for the commercialization of Intermezzo in Mexico and Canada, and retained rights to commercialize Intermezzo in the rest of the world. During the three months ended September 30, 2013 and 2012, the Company recorded revenue of $0.1 million and $0.2 million in Other Revenue associated with these rights.
On November 21, 2012, the Company agreed to contribute $10.0 million to Purdue Pharma's $29.0 million national DTC advertising campaign, including digital, print and television advertising to support Intermezzo commercialization. The Company initially recorded the $10.0 million payment to Purdue as a prepaid expense. The Company is recognizing this payment as an offset to revenue as the advertising costs are incurred. At September 30, 2013, Purdue Pharma estimated that approximately $1.6 million of the Company's original contribution will be returned due to reduced overall DTC campaign spending. Accordingly, $1.6 million is recorded as a receivable included in prepaid and other current assets at September 30, 2013.
For the three and nine months ended September 30, 2013, the offset to revenue totaled $0.1 million and $6.7 million. Prepaid advertising costs were $0.2 million at September 30, 2013. There was no advertising offset to revenue during the three and nine months ended September 30, 2012.
TO-2070: a developmental product candidate for migraine treatment
In September 2013, the Company entered into the License Agreement with Shin Nippon Biomedical Laboratories Ltd. ("SNBL") pursuant to which SNBL granted the Company an exclusive worldwide license to commercialize SNBL's proprietary nasal drug delivery technology to develop TO-2070. The Company is developing TO-2070 as a treatment for acute migraine using SNBL’s proprietary nasal powder drug delivery system. Under the License Agreement, the Company is required to fund, lead and be responsible for product development, preparing and submitting regulatory filings and obtaining and maintaining regulatory approval with respect to TO-2070. Pursuant to the License Agreement, the Company has incurred an upfront nonrefundable technology license fee of $1.0 million, and is also obligated to pay:

•	up to $6.5 million upon the occurrence of certain development milestones, including NDA approval of TO-2070 by the FDA,

•	up to $35.0 million in commercialization milestone payments tied to the achievement of specified annual sales levels of TO-2070, and

•	tiered, low double-digit royalties on annual net sales of TO-2070.
Under the License Agreement, the Company is responsible for the clinical and commercial manufacture, supply, and distribution of TO-2070 products. SNBL has agreed to supply its nasal drug delivery device to the Company to conduct development activities for non-registration studies, and has the right of first negotiation to be the Company's exclusive supplier for devices for any registration studies and for incorporation into commercial TO-2070 products under the License Agreement thereafter.
The License Agreement terminates on a country-by-country basis upon the later of (i) the expiration of the last patent licensed under the License Agreement in such country and (ii) 15 years from the first commercial sale in such country. The License Agreement may also be terminated (i) by either party upon 90 days' written notice in connection with an uncured material breach of the License Agreement, (ii) by either party upon insolvency of the other party, (iii) immediately by SNBL if the Company challenges the validity of the patents licensed under the License Agreement, or (iv) by the Company at its convenience upon 90 days' prior notice.
The $1.0 million license fee was recorded as research and development expense during the three and nine month period ended September 30, 2013 because the licensed technology was incomplete and has no alternative future use. Payments to SNBL that relate to pre-approval development milestones will be recognized as research and development expense when incurred.

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

6. Commitments and Contingencies
Leases
On March 6, 2013, the Company extended its lease agreement for 11,600 square feet of space in its current facility in Point Richmond, California by one year through May 31, 2014.
Legal Proceedings
ANDA Litigation - Intermezzo
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

In August 2012, August 2012, September 2012, and October 2012, respectively, the Company joined Purdue Pharma in filing actions against Actavis, Watson and certain of their affiliates, Novel, and the Par Entities, in the U.S. District Court for the District of New Jersey, in each action alleging patent infringement and seeking injunctive and other relief. In December 2012, the Company and Purdue Pharma agreed to voluntarily dismiss the action against Watson following its withdrawal of its ANDA. After receiving the supplemental notifications referenced above, the Company and Purdue Pharma amended their pending complaints against Actavis and Novel to also allege infringement of the '131 and '809 patents, as well as the '628 patent previously asserted against those companies. The actions against the Par Entities alleged infringement of the '131 and '809 patents. In September 2013, the Company and Purdue Pharma agreed to voluntarily dismiss the action against one of the two Par Entities, Par Formulations Private Ltd., following that Par Entity’s withdrawal of its ANDA. The action against the other Par Entity, Par Pharmaceutical, Inc., remains pending and continues to allege infringement of the ‘131 and ‘809 patents. In April 2013, the Company joined Purdue Pharma in filing an action in the U.S. District Court for the District of New Jersey against Dr. Reddy's, alleging patent infringement of the '628, '131 and '809 patents, and seeking injunctive and other relief.

In August 2013, the Company joined Purdue Pharma in filing two actions against TWi. The first action against TWi was filed on August 20, 2013 in the U.S. District Court for the District of New Jersey, and the second action against TWi was filed on August 22, 2013 in the U.S. District Court for the Northern District of Illinois. Each action alleges patent infringement of the ‘131 and ‘809 patents, and seeks injunctive and other relief. On October 17, 2013, TWi filed answers and counterclaims in both New Jersey and Illinois, in both cases seeking declarations of non-infringement and invalidity as to the ‘945, ‘628, ‘131, and ‘809 patents, as well as other relief.

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

Patent Term Adjustment Suit

In January 2013, the Company and Purdue Pharma filed suit in the Eastern District of Virginia against the United States Patent and Trademark Office, or USPTO, in connection with certain changes to the Leahy-Smith America Invents Act. The Company and Purdue Pharma are seeking a recalculation of the patent term adjustment of the '131 Patent. Purdue Pharma has agreed to bear the costs and expenses associated with this litigation. In June of 2013, the judge granted a joint motion to stay the proceedings pending a final decision on appeal by the Federal Circuit in Exelixis, Inc. v. Rea, No. 2013-11 75 (Fed. Cir.), and Exelixis, Inc. v. Rea, No. 20 13-11 98 (Fed. Cir.).

Derivative Suit
In October 2013, one of the Company’s stockholders, Retrophin, Inc., filed a purported derivative suit against the Company’s Board of Directors in the Court of Chancery of the State of Delaware purporting to assert claims on behalf of the Company, and alleging that the Board of Directors approved and paid excessive compensation to its directors. The complaint seeks, among other things, a declaration that the compensation paid to the directors is excessive and the approval of such compensation is a breach of the directors’ fiduciary duties, as well as a return of any excessive compensation and payment of Retrophin’s costs and attorney’s fees. The Company's directors believe the suit is without merit and intend to defend themselves vigorously.

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
8. Preferred Stock Purchase Rights
On September 13, 2013, the Company's Board of Directors adopted a tax benefit preservation plan to help preserve the value of certain deferred tax benefits, including those generated by net operating losses and net unrealized built-in losses. the Company’s ability to use these tax benefits would be substantially limited if it were to experience an “ownership change” as defined under Section 382 of the Internal Revenue Code. Holders of the Company’s common stock of record on September 27, 2013 received preferred stock purchase rights ("Rights") that initially trade together with the Company’s common stock and are not exercisable. As long as the Rights are attached to the common stock, the Company will issue one Right (subject to adjustment) with each new share of the common stock so that all such shares will have attached Rights. When exercisable, each Right will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Series A Preferred”), of the Company at a price of $14.24 per one one-hundredth of a share of Series A Preferred, subject to adjustment (the “Purchase Price”).
The plan, subject to limited exceptions, provides that any stockholder or group that acquires beneficial ownership of 4.99 percent or more of the Company’s securities without the approval of the Company's Board of Directors would be subject to significant dilution of its holdings. In addition, subject to limited exceptions, any existing 4.99 percent or greater stockholder that acquires beneficial ownership of any additional shares of the Company’s securities without the approval of the Board of Directors would also be subject to dilution. In both cases, such person would be deemed to be an “acquiring person” for purposes of the tax plan.
In the event that a person becomes an "Acquiring Person" under the plan, then, subject to certain exceptions, the Rights, other than Rights that are or were acquired or beneficially owned by the Acquiring Person (which Rights will thereafter be null and void), will become exercisable for the Company’s common stock having a market value equal to twice the exercise price of the Right. The Board of Directors has established procedures to consider requests to exempt certain acquisitions of the Company’s securities from the plan if the Board of Directors determines that doing so would not limit or impair the availability of the tax benefits or is otherwise in the best interests of the Company.

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

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. Transcept Pharmaceuticals, Inc., or Transcept, intends that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and actual Transcept results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	expected activities and responsibilities of us and Purdue Pharmaceuticals L.P., or Purdue Pharma, under our United States License and Collaboration Agreement, or the Collaboration Agreement;

•	expectations for the commercial potential of Intermezzo and TO-2070 and our respective collaboration partners’ commitments to collaborate with us;

•
the future satisfaction of conditions required for continued commercialization of Intermezzo under the Collaboration Agreement, and the fulfillment of Purdue Pharma's obligations under the Collaboration Agreement;

•	our potential receipt of revenue under the Collaboration Agreement, including milestone and royalty revenue;

•
expectations regarding our TO-2070 development program, including the nature of our relationship with Shin Nippon Biomedical Laboratories Ltd., or SNBL, under our License Agreement regarding TO-2070, or the License Agreement;

•	expectations regarding potential payments by us to SNBL under the License Agreement, including milestone and royalty payments;

•
our expectations regarding suits that Purdue Pharma or we have filed or may file in regards to Abbreviated New Drug Application, or ANDA, proceedings, and the timing, costs and results of such actions and ANDA proceedings;

•	expectations regarding reimbursement for Intermezzo in the United States;

•
expectations with respect to our ability to successfully and profitably carry out plans to co-promote Intermezzo to psychiatrists in the United States through our co-promotion option under the Collaboration Agreement;

•	expectations regarding our ability to develop internally, acquire or in-license future products

•	the potential benefits of, and markets for, Intermezzo, TO-2070, and any future products or product candidates;

•	expectations regarding our ability to enter into commercial and development supply agreements relating to TO-2070;

•	potential competitors and competitive products, including generic manufacturers;

•	expectations with respect to our intent and ability to successfully enter into other collaboration or co-promotion arrangements;

•	expectations regarding our ability to obtain regulatory approval of Intermezzo outside of the United States and TO-2070;

•	the adequacy of our current cash, cash equivalents and marketable securities to fund our operations for at least the next twelve months;

•	our beliefs regarding the merits of pending litigation and our expectations regarding our response to such litigation;

•
expectations regarding the value of our net operating loss carry forwards, or NOLs, and the preservation of such NOLs by our tax benefit preservation plan adopted in September 2013, or Tax Benefit Preservation Plan;

•	capital requirements and our need for additional financing;

•	expectations regarding future losses, costs, expenses, expenditures and cash flows;

•	the timing and outcome of our recently announced special meeting of stockholders to be held in December 2013;

•
the ability and degree to which we may obtain and maintain market exclusivity from the U.S. Food and Drug Administration, or FDA, for Intermezzo, TO-2070 and any future product candidates under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FFDCA;

•	our ability to maintain and obtain additional patent protection for Intermezzo and TO-2070 without violating the intellectual property rights of others;

•	the period over which we expect to offset against revenue the $10.0 million contribution related to the direct-to-consumer advertising campaign led by Purdue Pharma;

•	our expectations regarding issuances of patents from any currently pending or future patent applications; and

•	expected future sources of revenue and capital.
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

•
the potential for delays in or the inability to complete commercial partnership relationships, including additional marketing alliances for Intermezzo outside the United States and any future partnerships with SNBL for TO-2070;

•	unexpected results from and/or additional costs related to ANDA proceedings;

•	disruptive actions by activist stockholders, including costs incurred in responding to such actions;

•
changing standards of care and the introduction of products by competitors that could reduce our royalty rates under the Collaboration Agreement, or alternative therapies for the treatment of indications we target;

•	generic equivalents to Intermezzo whose introduction would reduce royalty rates under the Collaboration Agreement;

•	our inability to obtain additional financing, if available, under favorable terms, if necessary;

•	the ability of our Tax Benefit Preservation Plan adopted in September 2013 to protect the value of our net operating loss carryforwards;

•
difficulties or delays in building, or our inability to operate, a sales and marketing organization in connection with any reacquisition of full U.S. rights to Intermezzo or exercise of our co-promote option to psychiatrists under the Collaboration Agreement;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our product candidates that could slow or prevent product approval or approval for particular indications;

•	other difficulties or delays in development, testing, obtaining regulatory approvals for, and undertaking production and marketing of Intermezzo, TO-2070 and any other product candidates;

•	our ability to identify and finance additional products for in-licensing or acquisition, and the ability of those products to be accretive to our earnings;

•	the uncertainty of protection for our intellectual property, through patents, trade secrets or otherwise; and

•	potential infringement of the intellectual property rights or trade secrets of third parties.

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

Recent Development
In September 2013, we entered into a License Agreement, or the License Agreement, with Shin Nippon Biomedical Laboratories, Ltd., or SNBL, pursuant to which SNBL granted us an exclusive worldwide license to commercialize SNBL's proprietary nasal drug delivery technology to develop a novel, rapidly absorbed treatment for acute migraine incorporating dihydroergotamine (DHE) as the active drug. The agreement grants Transcept the global development and commercialization rights to the product candidate, designated TO-2070. See “TO-2070: a developmental product candidate for migraine treatment” for additional information.
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
Purdue Pharma holds the right to negotiate for the commercialization of Intermezzo in Mexico and we have retained rights to commercialize Intermezzo in the rest of the world.
On November 21, 2012, we agreed to contribute $10.0 million to Purdue Pharma's $29.0 million national direct-to-consumer advertising campaign, including digital, print and television advertising to support Intermezzo commercialization. We initially recorded the $10.0 million payment to Purdue Pharma as a prepaid expense. We are recognizing this payment as an offset against revenue as the advertising costs are incurred. At September 30, 2013, Purdue Pharma estimates that approximately $1.6 million of the Company's original contribution will be returned due to reduced overall DTC campaign spending. Accordingly, $1.6 million is recorded as a receivable at September 30, 2013.
For the three and nine months ended September 30, 2013, this revenue offset totaled $0.1 million and $6.7 million, respectively. Prepaid advertising costs were $0.2 million at September 30, 2013. There was no advertising offset to revenue in the three and nine months ended September 30, 2012.
TO-2070: a developmental product candidate for migraine treatment
In September 2013, we entered into the License Agreement with SNBL, pursuant to which SNBL granted us an exclusive worldwide license to commercialize SNBL's proprietary nasal drug delivery technology to develop TO-2070. We are developing TO-2070 as a treatment for acute migraine using SNBL’s proprietary nasal powder drug delivery system. Under the License Agreement, we are required to fund, lead and be responsible for product development, preparing and submitting regulatory filings and obtaining and maintaining regulatory approval with respect to TO-2070. Pursuant to the License Agreement, we have incurred an upfront nonrefundable technology license fee of $1.0 million, and we are also obligated to pay:

•	up to $6.5 million upon the occurrence of certain development milestones, including NDA approval of TO-2070 by the FDA,

•	up to $35.0 million in commercialization milestone payments tied to the achievement of specified annual sales levels of TO-2070, and

•	tiered, low double-digit royalties on annual net sales of TO-2070.
Under the License Agreement, we are responsible for the clinical and commercial manufacture, supply, and distribution of TO-2070 products. SNBL has agreed to supply its nasal drug delivery device to us to conduct development activities for non-registration studies, and has the right of first negotiation to be our exclusive supplier for devices for any registration studies and for incorporation into commercial TO-2070 products under the License Agreement thereafter.
The License Agreement terminates on a country-by-country basis upon the later of (i) the expiration of the last patent licensed under the License Agreement in such country and (ii) 15 years from the first commercial sale in such country. The License Agreement may also be terminated (i) by either party upon 90 days' written notice in connection with an uncured material breach of the License Agreement, (ii) by either party upon insolvency of the other party, (iii) immediately by SNBL if we challenge the validity of the patents licensed under the License Agreement, or (iv) by us at our convenience upon 90 days' prior notice.

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
Net Loss and Profitability

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including contract manufacturing and clinical trials. As of September 30, 2013, we had an accumulated deficit of $134.0 million. Our net loss for the nine months ended September 30, 2013 and 2012 was $21.9 million and $5.5 million, respectively. Our net loss for the years ended December 31, 2012, 2011, and 2010 was $12.0 million, $3.9 million, and $9.3 million, respectively. As of September 30, 2013, we had cash, cash equivalents, and marketable securities of $75.8 million and working capital of $76.2 million.

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
This treatment resulted in $0.1 million and $6.7 million offset to revenue during the three and nine months ended September 30, 2013. There was no advertising offset to revenue during the three and nine months ended September 30, 2012.
We began earning royalty revenue upon commercial launch of Intermezzo in April 2012. Royalty revenue earned during the three and nine months ended September 30, 2013 was $0.4 million and $1.4 million, respectively. Royalty revenue earned during the three and nine months ended September 30, 2012 each was $0.2 million and $0.7 million, respectively. Royalty revenue is derived from net sales of Intermezzo generated by Purdue Pharma to wholesalers.
Revenue during the third quarter of 2013 also included a $0.1 million non-refundable payment from Purdue Pharma for the right to negotiate for the commercialization of Intermezzo in Mexico. During the third quarter of 2012, we received a $10.0 million milestone payment under our Collaboration Agreement with Purdue Pharma for the listing of our method of use patent in the FDA's Orange Book. Revenue during the third quarter of 2012 also included a $0.2 million non-refundable payment from Purdue Pharma and an associated company for the right to negotiate for the commercialization of Intermezzo in Mexico and Canada.

Research and Development Expense

Research and development expense represented approximately 48% and 55% of total operating expenses for the three months ended September 30, 2013 and 2012, respectively and 31% and 51% of total operating expenses for the nine months ended September 30, 2013 and 2012, respectively. Research and development costs are expensed as incurred. Research and development expense consists of expenses incurred in identifying, researching, developing and testing product candidates. These expenses primarily consist of the following:

•	salaries, benefits, travel and related expense for personnel associated with research and development activities;

•	fees paid to professional service providers for services related to the conduct and analysis of pre-clinical and clinical trials;

•	contract manufacturing costs for formulations used in clinical trials and pre-commercial manufacturing and packaging costs;

•
fees paid to consultants to evaluate product in-licensing or acquisition opportunities, to advise us on the development of internally generated new product concepts, to development of TO-2070 and the wind down of TO-2061;

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

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012
The following table summarizes results of operations with respect to the items set forth below for the three months ended September 30, 2013 and 2012, in thousands, together with the percentage change in those items.

	Three months ended September 30,
			Favorable	%
	2013	2012	(Unfavorable)	Change
Net revenue	$382	$10,440	$(10,058)	(96)%
Research and development expense	2,410	3,057	647	21%
General and administrative expense	2,658	2,483	(175)	(7)%
Net revenue
Net revenue of $0.4 million for the three months ended September 30, 2013 consisted of $0.4 million in royalty revenue and $0.1 million representing a non-refundable payment from Purdue Pharma for the right to negotiate for the commercialization of Intermezzo in Mexico ("Option Revenue") offset by $0.1 million of advertising expense paid to Purdue Pharma that has been recognized as a revenue offset. In December 2012, we contributed $10.0 million to Purdue Pharma's Intermezzo direct-to-consumer advertising campaign. This contribution is being recognized as an offset against revenue as the advertising costs are incurred. Revenue recorded for the three months ended September 30, 2012 consisted of a $10.0 million milestone payment under our Collaboration Agreement with Purdue Pharma for the listing of our method of use patent in the FDA's Orange Book; $0.2 million of Intermezzo royalty revenue; and $0.2 million representing a non-refundable payment from Purdue Pharma and an associated company for the right to negotiate for the commercialization of Intermezzo in Mexico and Canada.
Research and Development Expense
Research and development expense decreased 21% to $2.4 million for the three months ended September 30, 2013 from $3.1 million for the comparable period in 2012. The decrease of approximately $0.6 million is primarily attributable to winding down the TO-2061 development program which was terminated in December 2012, partially offset by approximately $1.4 million of expense associated with our TO-2070 project.
General and Administrative Expense
General and administrative expense increased slightly between periods. The increase is primarily due to increased professional fees.

Comparison of the Nine Months Ended September 30, 2013 and 2012
The following table summarizes results of operations with respect to the items set forth below for the nine months ended September 30, 2013 and 2012, in thousands, together with the percentage change in those items.

	Nine months ended September 30,
			Favorable	%
	2013	2012	(Unfavorable)	Change
Net revenue	$(5,250)	$10,933	$(16,183)	(148)%
Research and development expense	5,151	8,273	3,122	38%
General and administrative expense	8,490	7,998	(492)	(6)%
Goodwill impairment	2,962	—	(2,962)	—%
Net revenue
Negative net revenue of $5.3 million for the nine months ended September 30, 2013 consisted of $1.4 million in royalty revenue and $0.1 million of Option Revenue offset by $6.7 million of advertising expense paid to Purdue Pharma recorded as a revenue offset. In December 2012, we contributed $10.0 million to Purdue Pharma's Intermezzo direct-to-consumer advertising campaign. This contribution is being recognized as an offset against revenue as the advertising costs are incurred. Revenue recorded for the nine months ended September 30, 2012 consisted of a $10.0 million milestone payment under our Collaboration Agreement with Purdue Pharma for the listing of our method of use patent in the FDA's Orange Book; $0.7 million of Intermezzo royalty revenue; and $0.2 million representing a non-refundable payment from Purdue Pharma and an associated company for the right to negotiate for the commercialization of Intermezzo in Mexico and Canada.
Research and Development Expense
Research and development expense decreased 38% to $5.2 million for the nine months ended September 30, 2013 from $8.3 million for the comparable period in 2012. The decrease of approximately $3.1 million is primarily attributable to winding down the TO-2061 development program, which was terminated in December 2012, partially offset by approximately $1.6 million of expense associated with our TO-2070 project.
General and Administrative Expense
General and administrative expense increased slightly between periods primarily attributable to an increase in professional fees.
Goodwill impairment
We recorded a goodwill impairment charge of $3.0 million during the nine months ended September 30, 2013. During the second quarter of 2013, several events occurred which indicated that the carrying amount of goodwill exceeded the fair value of the reporting unit, including:

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
Liquidity and Capital Resources
At September 30, 2013, we had cash, cash equivalents and marketable securities of $75.8 million.
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
The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Nine months ended September 30,
	2013	2012

Net cash used in operating activities	$(9,357)	$(1,679)
Net cash (used in) provided by investing activities	(16,813)	22,545
Net cash provided by financing activities	444	38,512
Net Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2013 and 2012 was $9.4 million and $1.7 million, respectively. Net cash used in operating activities during each of these years consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges, goodwill impairment and noncash interest expense, as well as net changes in working capital. Net change in working capital during 2013 included $6.7 million of revenue offset related to Purdue advertising, resulting in a decrease of prepaid and other current assets.
Net Cash Used by Investing Activities
Net cash used by investing activities was $16.8 million for the nine months ended September 30, 2013. Net cash provided by investing activities was $22.5 million for the nine months ended September 30, 2012. Net cash used by investing activities during 2013 was primarily attributable to the purchase of marketable securities, net of maturities. Net cash provided by investing activities during 2012 was primarily attributable to the maturity of marketable securities, net of purchases. Uses of cash in investing activities in all periods included net purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2013 and 2012 was $0.4 million and $38.5 million, respectively. Net cash provided by financing activities during each of the periods consisted of common stock issuances in connection with stock option exercises. Net cash provided by financing activities for 2012 included net proceeds of $37.7 million from our public offering completed on May 1, 2012.
Capital Resources
We expect our cash, cash equivalents, and marketable securities of $75.8 million at September 30, 2013, will be sufficient to satisfy our liquidity requirements for at least the next twelve months. We believe our investments in cash equivalents and marketable securities are highly rated and highly liquid.
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

•	milestone, royalty and other payments to SNBL under our License Agreement for TO-2070;

•	the costs of funding product development of, preparing and submitting regulatory filings for, obtaining and maintaining regulatory approval for, manufacturing, supplying, and distributing TO-2070;

•	the cost of conducting pre-clinical and clinical trials and other development activities;

•	the receipt of milestone and other payments, if any, from Purdue Pharma under the Collaboration Agreement;

•	the prospect, cost and timing for the development of Intermezzo to obtain regulatory approval for Intermezzo outside the United States;

•	the ability to license Intermezzo outside the United States and the terms and timing of any such licensing arrangements;

•	the effect of competing technological and market developments; and

•	the cost incurred in responding to disruptive actions by activist stockholders.
In addition, we may seek to raise additional funds to, among other activities:

•	develop internally, acquire or in-license new products, technologies or businesses or to otherwise fund our operations; and

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
Our exposure to market risk is confined to cash, cash equivalents and marketable securities which have contractual maturities of eighteen months or less, bear interest rates at fixed rates and are denominated in, and pay interest in, U.S. dollars. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, maximization of investment performance and fiduciary control of cash and investments. Investments are classified as available-for-sale. We do not use derivative financial instruments in our investment portfolio. To achieve our goals, we invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying investments among a variety of high credit-quality issuers, including U.S. government agencies, corporate debt obligations, taxable and tax-exempt pre-refunded municipal debt obligations and money market funds. There is no limit to the percentage of investments that may be maintained in U.S. Treasury debt obligations, U.S. agency debt obligations, or SEC-registered money market funds. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity, and we regularly review our portfolio against our policy. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $463,300 in the fair value of our marketable securities at September 30, 2013.

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
ANDA Litigation - Intermezzo
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

In August 2012, August 2012, September 2012, and October 2012, respectively, we joined Purdue Pharma in filing actions against Actavis, Watson and certain of their affiliates, Novel, and the Par Entities, in each action alleging patent infringement and seeking injunctive and other relief. In December 2012, we and Purdue Pharma agreed to voluntarily dismiss the action against Watson without prejudice following its withdrawal of its ANDA application on November 28, 2012. On December 20, 2012, a court order was entered to such effect. The dismissal of Watson's ANDA had no effect on the ANDA filed by Actavis, a wholly owned subsidiary of Watson Pharmaceuticals, Inc. After receiving the supplemental notifications referenced above, we and Purdue Pharma amended our pending complaints against Actavis and Novel to also allege infringement of the '131 and '809 patents, as well as the '628 patent previously asserted against those companies. The actions against the Par Entities alleged infringement of the '131 and '809 patents. In September 2013, we and Purdue Pharma agreed to voluntarily dismiss the action against one of the two Par Entities, Par Formulations Private Ltd., following that Par Entity’s withdrawal of its ANDA. The action against the other Par Entity, Par Pharmaceutical, Inc., remains pending and continues to allege infringement of the ‘131 and ‘809 patents. In April 2013, we joined Purdue Pharma in filing an action against Dr. Reddy's, alleging patent infringement of the '628, '131, and '809 patents, and seeking injunctive and other relief.
In August 2013, we joined Purdue Pharma in filing two actions against TWi. The first action against TWi was filed on August 20, 2013 in the U.S. District Court for the District of New Jersey, and the second action against TWi was filed on August 22, 2013 in the U.S. District Court for the Northern District of Illinois. Each action alleges patent infringement of the ‘131 and ‘809 patents, and seeks injunctive and other relief. On October 17, 2013, TWi filed answers and counterclaims in both New Jersey and Illinois, in both cases seeking declarations of non-infringement and invalidity as to the ‘945, ‘628, ‘131, and ‘809 patents, as well as other relief.
Patent Term Adjustment Suit
In January 2013, we and Purdue Pharma filed suit in the Eastern District of Virginia against the USPTO in connection with certain changes to the Leahy-Smith America Invents Act. We and Purdue Pharma are seeking recalculation of the patent term adjustment of the '131 Patent. Purdue Pharma has agreed to bear the costs and expenses associated with this litigation. In June of 2013, the judge granted a joint motion to stay the proceedings pending a final decision on appeal by the Federal Circuit in Exelixis, Inc. v. Rea, No. 2013-11 75 (Fed. Cir.), and Exelixis, Inc. v. Rea, No. 20 13-11 98 (Fed. Cir.).

Derivative Suit
In October 2013, one of our stockholders, Retrophin, Inc., filed a purported derivative suit against our Board of Directors in the Court of Chancery of the State of Delaware purporting to assert claims on behalf of Transcept, and alleging that our Board of Directors approved and paid excessive compensation to our directors. The complaint seeks, among other things, a declaration that the compensation paid to our directors is excessive and the approval of such compensation is a breach of our directors’ fiduciary duties, as well as a return of any excessive compensation and payment of Retrophin’s costs and attorney’s fees. Our directors believe the suit is without merit and intend to defend themselves vigorously.
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
We were founded in January 2001 under our former name, Novacea, Inc., and in January 2009 underwent a merger with Transcept Pharmaceuticals, Inc., a privately held company, or TPI, founded in 2002, which is the primary business we currently conduct. Our operations to date have been limited to organizing and staffing, acquiring, developing and securing technology and undertaking preclinical studies and clinical trials. Furthermore, our business is not profitable and has incurred losses in each year since the inception of TPI in 2002. Our net loss for the years ended December 31, 2012, 2011 and 2010 was $12.0 million, $3.9 million and $9.3 million, respectively. Our net loss for the nine months ended September 30, 2013 was $21.9 million. We had an accumulated deficit at September 30, 2013 of $134.0 million.
In November 2011, we obtained regulatory approval for the commercial sale of our lead product, Intermezzo, from the FDA. In April 2012, our U.S. marketing partner, Purdue Pharma, launched Intermezzo. We have not demonstrated over a substantial period of time the ability to meet and adhere to other regulatory standards applicable to an FDA approved product, to conduct sales and marketing activities or to co-promote a product with a collaboration partner, including Purdue Pharma. In September 2013, we licensed our new lead product candidate, TO-2070 for the treatment of acute migraines, which is currently in the early stages of development. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict whether we will be able to successfully develop TO-2070, obtain regulatory approval, and commercialize TO-2070. Consequently, any predictions you make about our future success or viability may not be as accurate as they would be if we had a longer operating history.
We expect to continue to incur losses for the foreseeable future until such time, if ever, that Intermezzo is successfully commercialized by Purdue Pharma, or that TO-2070 is successfully commercialized by us or any future collaborators, and that we receive milestone and royalty revenue from our collaborations that exceeds our expenses. For the foreseeable future, we expect our accumulated deficit to increase as we continue our development, regulatory, and collaboration efforts with respect to Intermezzo (both in support of Purdue Pharma and potential collaboration partners outside North America), TO-2070, and research and development activities for potential future product candidates. If Purdue Pharma does not successfully commercialize Intermezzo, or TO-2070 or future product candidates, if any, do not gain regulatory approval and are not commercialized or do not achieve market acceptance, we may not be able to generate any revenue. We cannot assure you that we will ever be profitable or that we can sustain profitability, even if achieved. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.
We are currently dependent on the commercial success of Intermezzo in the United States for the treatment of middle-of-the-night awakening, which became commercially available in April 2012.
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
In addition, our new lead product candidate, TO-2070 is currently in early stages of development. Because we do not have a product candidate that has advanced into a pivotal trial or received regulatory approval for commercial sale, our future success is currently dependent on the successful commercialization of Intermezzo in the United States by Purdue Pharma. If Purdue Pharma does not successfully commercialize Intermezzo in the United States, our ability to generate revenue will be jeopardized and, consequently, our business will be seriously harmed.
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
If Purdue Pharma is not successful in increasing sales of Intermezzo our stock price may decline. The outcome of Purdue Pharma's efforts to increase sales of Intermezzo could also have an effect on investors' perception of potential sales of Intermezzo outside the United States, which could also cause a decline in our stock price and may make it more difficult for us to enter into strategic collaborations outside the United States.
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
While we plan to enter into one or more additional strategic collaborations for the development and commercialization of Intermezzo outside the United States, we may not be able to enter into these collaborations on acceptable terms, if at all. Our collaboration with Purdue Pharma as our commercial partner for Intermezzo in the United States could also limit the potential collaboration options we have with respect to Intermezzo outside the United States or could render potential collaborators less inclined to enter into an agreement with us because of such relationship. Further, Purdue Pharma has an option to negotiate with us for a license to commercialize Intermezzo in Mexico. While this option and subsequent negotiation periods continue, we are prevented from negotiating with and being able to enter into commercialization agreements with other potential strategic partners for the development or commercialization of Intermezzo in Mexico.
If we decide to enter into a strategic collaboration covering TO-2070 or any future product candidates, our ability to receive any significant revenue under such arrangements will be dependent on the efforts of the collaboration partner and may result in lower levels of income than if we marketed or developed our product candidates entirely on our own. Our collaboration partner may not fulfill its obligations or carry out marketing activities for the product candidates as diligently as we would like. We could also become involved in disputes with our collaboration partner, which could lead to delays in or termination of commercialization programs and time-consuming and expensive litigation or arbitration. If a collaboration partner terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or marketing our product candidates would be materially and adversely affected.

Our future clinical trials may fail to demonstrate adequately the safety and efficacy of TO-2070 or any future product candidates, which could prevent or delay regulatory approval and commercialization.
Before obtaining regulatory approvals for the commercial sale of TO-2070 or any future product candidates, we must demonstrate through lengthy, complex and expensive pre-clinical testing and clinical trials that the product candidate is both safe and effective for use in each target indication. Our trial results may be negatively affected by factors that had not been fully anticipated prior to commencement of the trial. Such trials may fail to demonstrate efficacy in the treatment of the intended disorder or may fail to demonstrate that a product candidate is safe when used as directed or even when misused. The results obtained in completed clinical trials and non-clinical studies may not be predictive of results from ongoing or future trials. Actual results of any future studies may differ materially from past studies due to various risks and uncertainties, including, but not limited to, the following:

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
Further, side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities stopping further development of or denying approval of our product candidates. Based on results at any stage of pre-clinical or clinical trials, we may decide to repeat or redesign a trial, modify our regulatory strategy or even discontinue development of one or more of our product candidates. In addition, from time to time the FDA will review the safety of an approved product, molecule or therapeutic class. These types of safety reviews by the FDA, or new clinical findings generated by the scientific community, could cause us to modify our clinical study plans for DHE and other programs, or abandon such programs altogether.
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
Before obtaining regulatory approvals for the commercial sale of TO-2070 and any future product candidates, we must demonstrate through lengthy, complex and expensive pre-clinical testing and clinical trials that the product candidate is both safe and effective for use in each target indication. Clinical trial results may be negatively affected by factors that had not been fully anticipated prior to commencement of the trial. Such trials may fail to demonstrate efficacy in the treatment of the intended disorder or may fail to demonstrate that a product candidate is safe when used as directed or even when misused. The results obtained in completed clinical trials and non-clinical studies may not be predictive of results from ongoing or future trials. Actual results of any future studies may differ materially from past studies due to various risks and uncertainties, including, but not limited to, the following:

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
We do not know whether future clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be disrupted for a variety of reasons, including difficulties in:

•	recruiting and enrolling patients to participate in a clinical trial;

•	addressing issues raised by the FDA or other regulatory authorities regarding safety, design, scope and objectives of clinical studies;

•	regulatory approval to commence a clinical trial;

•	agreement on acceptable terms with prospective clinical research organizations and trial sites;

•	sufficient quantities of a product candidate; and

•	institutional review board approval to conduct a clinical trial at a prospective site.
A clinical trial may also be suspended or terminated by us or the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or in accordance with our clinical protocols;

•	inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues; and

•	inadequate patient enrollment or lack of adequate funding to continue the clinical trial.
In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes, which could impact the cost, timing or successful completion of a clinical trial. Further, conducting clinical trials in foreign countries, which we may conduct with respect to TO-2070, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. If we experience delays in the commencement or completion of our clinical trials, the commercial prospects for our product candidates and our ability to generate product revenue will be harmed. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also lead to the denial of regulatory approval of a product candidate.
Intermezzo, despite obtaining FDA approval, may never achieve market acceptance, nor may TO-2070 or future product candidates, if any, even if regulatory approval for such product candidates is obtained.
Despite obtaining FDA regulatory approval for the commercial sale of Intermezzo, the commercial success of Intermezzo and/or TO-2070 and future product candidates, if any, even if regulatory approval is obtained for such candidates, will depend upon, among other things, acceptance by physicians, patients and managed care payers. Market acceptance of, and demand for, any products that we develop and that are commercialized by us or our collaboration partner will depend on many factors, including:

•	the ability to provide acceptable evidence of safety and efficacy of Intermezzo, TO-2070 or future products for their respective indications;

•	the effectiveness of our or a collaboration partner's sales, marketing and distribution strategies;

•	the availability, relative cost and relative efficacy and safety of alternative and competing treatments including the existence of generic or branded competition;

•	the ability to obtain adequate pricing and sufficient insurance coverage and reimbursement;

•	motivating physicians to identify middle-of-the-night awakenings as an important manifestation of insomnia;

•	building awareness among physicians and patients of Intermezzo, TO-2070 or future products as the right treatment option;

•	the ease of administration of Intermezzo, TO-2070 or future products; and

•	the ability to produce commercial quantities sufficient to meet demand.
If Intermezzo, TO-2070 and/or future products fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business.
We are engaged in litigation to protect our intellectual property from potential generic manufacturers of Intermezzo and any future products, and an unsuccessful outcome could harm our business.
The Hatch-Waxman Act permits the FDA to approve Abbreviated New Drug Applications, or ANDAs, for generic versions of brand name drugs like Intermezzo. We refer to this process as the “ANDA process.” The ANDA process permits competitor companies to obtain marketing approval for a drug product with the same active ingredient, dosage form, strength, route of administration, and labeling as the approved brand name drug, but without having to conduct and submit clinical studies to establish the safety and efficacy of the proposed generic product. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product is bioequivalent to the brand name product, usually based on pharmacokinetic studies. Following the commercial launch of Intermezzo in April 2012, companies are able to submit an ANDA application for a generic version of Intermezzo at any time pursuant to the Hatch-Waxman Act.
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
In July 2012, we received notifications from three companies, Actavis Elizabeth LLC (Actavis), Watson Laboratories, Inc. - Florida (Watson), and Novel Laboratories, Inc. (Novel), in September 2012 from each of Par Pharmaceutical, Inc. and Par Formulations Private Ltd. (together, the Par Entities), in February 2013 from Dr. Reddy's Laboratories, Inc. and Dr. Reddy's Laboratories, Ltd. (together, Dr. Reddy's) and in July 2013 from TWi Pharmaceuticals (TWi) stating that each has filed with the FDA an ANDA, that references Intermezzo.

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
In August 2012, August 2012, September 2012, and October 2012, respectively, we joined Purdue Pharma in filing actions against Actavis, Watson and certain of their affiliates, Novel, and the Par Entities, in each action alleging patent infringement and seeking injunctive and other relief. In December 2012, we and Purdue Pharma agreed to voluntarily dismiss the action against Watson without prejudice following its withdrawal of its ANDA application on November 28, 2012. On December 20, 2012, a court order was entered to such effect. The dismissal of Watson's ANDA had no effect on the ANDA filed by Actavis, a wholly owned subsidiary of Watson Pharmaceuticals, Inc. After receiving the supplemental notifications referenced above, we and Purdue Pharma amended our pending complaints against Actavis and Novel to also allege infringement of the '131 and '809 patents, as well as the '628 patent previously asserted against those companies. The actions against the Par Entities alleged infringement of the '131 and '809 patents. In September 2013, the Company and Purdue Pharma agreed to voluntarily dismiss the action against one of the two Par Entities, Par Formulations Private Ltd., following that Par Entity’s withdrawal of its ANDA. The action against the other Par Entity, Par Pharmaceutical, Inc., remains pending and continues to allege infringement of the ‘131 and ‘809 patents.
In April 2013, we joined Purdue Pharma in filing an action against Dr. Reddy's, alleging patent infringement of the '628, '131, and '809 patents, and seeking injunctive and other relief.
In August 2013, the Company joined Purdue Pharma in filing two actions against TWi. The first action against TWi was filed on August 20, 2013 in the U.S. District Court for the District of New Jersey, and the second action against TWi was filed on August 22, 2013 in the U.S. District Court for the Northern District of Illinois. Each action alleges patent infringement of the ‘131 and ‘809 patents, and seeks injunctive and other relief. On October 17, 2013, TWi filed answers and counterclaims in both New Jersey and Illinois, in both cases seeking declarations of non-infringement and invalidity as to the ‘945, ‘628, ‘131, and ‘809 patents, as well as other relief.
The filing of the Actavis, Novel, each of the Par Entities', Dr. Reddy's, TWi, and any future ANDA applications referencing Intermezzo could have an adverse impact on our stock price, and litigation, if any, to enforce our patents is likely to require significant management attention and may require substantial capital resources. If the patents covering Intermezzo are not upheld in litigation or if the generic competitor is found to not infringe these patents, the resulting generic competition for Intermezzo would have a material adverse effect on our revenue and results of operations.
Our business could be negatively affected as a result of the actions of activist stockholders.
We recently received a request from certain of our stockholders for a special meeting of our stockholders to eliminate the Tax Benefits Preservation Plan we implemented in September 2013 and to remove certain members from our board of directors. As a result, we have called a special meeting of our stockholders to vote on these matters, which is scheduled to take place on December 19, 2013. If faced with a proxy contest, we may not be able to respond successfully to the contest, which would be disruptive to our business.
Furthermore, stockholders have taken or may take additional actions related to these matters. For example, one of our stockholders recently took the following actions:

•	demanded access to certain of our books, records and other documentation regarding the Tax Benefit Preservation Plan;

•	demanded an exemption under the Tax Benefit Preservation Plan to allow them to acquire additional shares of our common stock; and

•	filed a purported derivative suit against our Board of Directors claiming that our Board paid excessive compensation to our directors in breach of our directors’ fiduciary duties.
Even if we are successful in a proxy contest or responding to activist stockholder actions, our business could be adversely affected by such matters because:

•
responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees, and can lead to uncertainty;

•
perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations or in-licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners;

•	if the stockholder proposals for the upcoming special meeting are successful, we may lose the benefits of our NOLs and lose certain members from our board of directors; and

•
if individuals are elected to our board with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our shareholders.

Furthermore, certain plaintiff’s lawyers have announced investigations relating to the adoption of the Tax Benefit Preservation Plan.
The above actions could divert the attention of our management and board of directors and cause the market price of our common stock to experience periods of volatility.
Intermezzo and TO-2070 face substantial competition from companies with established products.
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
In addition, TO-2070 is our lead product candidate for the treatment of acute migraine. Even if we successfully develop and achieve regulatory approval for TO-2070, we will face a large and differentiated market for the treatment of migraine, which includes generic drugs such as ibuprofen and acetaminophen, triptans and ergots.
If Purdue Pharma is unsuccessful in achieving market acceptance for Intermezzo with physicians and patients due to competing products, it would likely have a material adverse effect on our business, results of operations, financial condition and prospects.

Other companies may develop new products to compete with Intermezzo or TO-2070.
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
Additionally, if approved for the acute treatment of migraine, we anticipate that TO-2070 would compete against other marketed migraine therapies and may compete with products currently under development by both large and small companies.
The majority of marketed prescription products for treatment of acute migraine in the United States are in the triptan class in tablet, orally-disintegrating tablet, nasal spray and injectable formulations. The largest selling triptan in units is sumatriptan, which goes by the brand name Imitrex. There are at least six other branded triptan therapies being sold by pharmaceutical and biotechnology companies.
TO-2070 will face intense competition from inexpensive generic versions of sumatriptan and generic versions of other branded products of competitors that have lost or will lose their patent exclusivity. In addition, we expect other triptan patents to expire between 2013 and 2017. Many of these products are manufactured and marketed by large pharmaceutical companies and are well accepted by physicians, patients and third party payors. Because of the low cost, health insurers likely would require or encourage use of, a generic triptan prior to TO-2070.
In July 2009, Zogenix, Inc.’s Sumavel DosePro needle-free sumatriptan was approved by the FDA for the acute treatment of migraine and cluster headache. Alternative formulations of DHE include Migranal, which is nasally delivered, and which may become generically available prior to any commercial introduction of TO-2070. In addition to marketed migraine medications, both large and small companies have migraine product candidates in various stages of clinical development. These include Levadex from Allergan, Inc., an inhaled formulation of DHE, and an intranasal powder formulation of sumatriptan from Optinose, both for the treatment of acute migraine. It is believed that Allergan, Inc. is working with the FDA to resolve manufacturing issues prior to an anticipated approval in 2014. Allergan also markets Botox, which is marketed for the treatment of chronic migraine. OptiNose US Inc. announced positive results from a 200 patient Phase III trial in November 2012 and has partnered their product with Avanir Pharmaceuticals, Inc.
Furthermore, new developments, including the development of other drug technologies and methods of treating conditions, occur in the biopharmaceutical industry at a rapid pace, and may negatively affect the commercial prospects of Intermezzo and TO-2070.
Many potential competitors, either alone or together with their partners, have substantially greater financial resources, research and development programs, clinical trial and regulatory experience, expertise in prosecution of intellectual property rights, and manufacturing, distribution and sales and marketing capabilities than us and our collaboration partner. As a result of such factors, our competitors may:

•	develop product candidates and market products that are less expensive, safer, more effective or easier to use than Intermezzo and/or TO-2070;

•	commercialize competing products, including generic versions of Intermezzo or any future products derived from TO-2070;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled scientific workers and experienced sales and marketing personnel from the limited pool of available talent;

•	more effectively negotiate third party licenses and strategic collaborations; and

•	take advantage of acquisition or other opportunities more readily than us or our collaboration partner.

We may require substantial additional funding and may need to curtail operations if we are unable to raise capital when needed.
We had cash, cash equivalents and marketable securities of $75.8 million at September 30, 2013. We expect our negative cash flows from operations to continue for the foreseeable future as we develop TO-2070 and seek additional products and product candidates through business development efforts. We will need to generate significant revenue to achieve profitability. We do not know whether or when we will become profitable because of the significant uncertainties with respect to Purdue Pharma's ability to successfully commercialize Intermezzo and, as a result, our ability to generate revenue from sales of Intermezzo and from our existing and potential future collaborations, if any.
If our Collaboration Agreement with Purdue Pharma is terminated or other factors arise, our cash, cash equivalents and marketable securities may prove insufficient to fund our operations through the successful commercialization of Intermezzo. Also, the development and potential regulatory approval of TO-2070 and any additional product candidates will likely require additional funding, which may not be available at the time needed on commercially reasonable terms, if at all.
Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials, and establishing manufacturing capabilities and an effective sales and marketing infrastructure, is expensive. We expect to incur significant pre-clinical and clinical expenses in connection with our ongoing activities with respect to TO-2070.
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

•
whether, as a result of our strategic and financial review with Leerink Swann LLC, we enter into a partnership or business combination, return capital to our stockholders, or reacquire full U.S. rights to Intermezzo from Purdue Pharma;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including in connection with ANDA proceedings relating to Intermezzo;

•	the cost of conducting pre-clinical and clinical trials and other development activities with respect to TO-2070;

•	the timing and amount of milestone and royalty payments to SNBL under the License Agreement;

•	the cost of establishing or contracting for sales and marketing capabilities if we exercise our option to co-promote Intermezzo in the United States;

•	the extent to which we develop internally, acquire or in-license new products, technologies or businesses;

•	whether we choose to share the cost of future marketing and selling efforts with Purdue Pharma, related to the commercialization of Intermezzo in the United States;

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

•	milestone, royalty and other payments to SNBL under our License Agreement for TO-2070;

•	the costs of funding product development of, preparing and submitting regulatory filings for, obtaining and maintaining regulatory approval for, manufacturing, supplying, and distributing TO-2070;

•	the prospect, cost and timing for the development of Intermezzo to obtain regulatory approval for Intermezzo outside the United States;

•	the ability to license Intermezzo outside the United States and the terms and timing of any such licensing arrangements; and

•	the effect of competing technological and market developments;

•	the cost incurred in responding to disruptive actions by activist stockholders.

In addition, we may seek to raise additional funds to, among other activities:

•	develop internally, acquire or in-license new products, technologies or businesses or to otherwise fund our operations; and

•
establish or contract for sales and marketing capabilities if we exercise our option to co-promote Intermezzo, or to build our own sales force if Purdue Pharma does not continue with our collaboration to commercialize Intermezzo in the United States; and

•	establish and pursue development programs for other product candidates utilizing SNBL’s proprietary nasal drug delivery technology.
There can be no assurance that additional funding, if needed, will be available on attractive terms, or at all. Our failure to raise capital as and when needed may require us to significantly curtail one or more of our development, licensing or acquisition programs, which could have a negative impact on our financial condition and our ability to successfully pursue our business strategy.
We may be unable to utilize our net operating loss carry forwards to reduce future possible tax payments.
We have substantial federal and state net operating losses, or NOLs, for income tax purposes. Subject to certain requirements, we may “carry forward” our federal NOLs, for up to 20 years to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL period ranges from five to 20 years. Our ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance we will be able to realize such tax savings. As of December 31, 2012, we had cumulative federal NOLs of approximately $78 million.
Our ability to utilize NOLs could be further limited if we were to experience an “ownership change,” as defined under Section 382 of the Internal Revenue Code and similar state provisions. In general, an ownership change would occur if stockholders that own (or are deemed to own) at least five percent or more of our outstanding common stock increased their cumulative ownership in us by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Subject to certain adjustments, the occurrence of such a change in our ownership would generally limit the amount of NOLs we could utilize in a given year to the aggregate fair market value of our common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.
The determination of whether an ownership change has occurred for purposes of Section 382 is complex and requires significant judgment. The occurrence of such an ownership change would accelerate cash tax payments we could be required to make and would likely result in a substantial portion of our NOLs expiring before we could fully utilize them. As a result, any restriction on our ability to utilize these NOLs could have a material adverse impact on our business, financial condition and future cash flows.
In September 2013, our Board of Directors adopted a tax benefit preservation plan, or the Tax Benefit Preservation Plan, to help preserve the value of our net operating losses and other deferred tax benefits. The Tax Benefit Preservation Plan is triggered by acquisitions of our common stock that would result in a stockholder owning 4.99% or more of our common stock, or any existing holder of 4.99% or more of our common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from our Board of Directors.
Although the Tax Benefit Preservation Plan is intended to reduce the likelihood of an adverse ownership change under Section 382, the Tax Benefit Preservation Plan may not prevent such an ownership change from occurring and does not protect against all transactions that could cause an ownership change, such as sales of our common stock by certain greater than 5% stockholders or transactions that occurred prior to the adoption of the Tax Benefit Preservation Plan. For example, in September 2013, Retrophin, Inc. stated that it owned 4.9% of our outstanding common stock and sought an exemption under the Tax Benefit Preservation Plan to increase its ownership stake up to 15%. While our Board evaluated and rejected this request, Retrophin or other stockholders may still choose to exceed the 4.99% threshold under the plan and could seriously compromise the value of our NOLs. Accordingly, we cannot assure you that an ownership change under Section 382 will not occur and significantly limit the use of our NOLs.
Furthermore, the Tax Benefit Preservation Plan will terminate in September 2014 unless our stockholders approve the plan prior to such date. If the value of our NOLs is compromised or we are otherwise unable to utilize our NOLs, our results of operations could be harmed.

If we choose to reacquire full U.S. rights to Intermezzo or exercise our co-promotion option and are unable to establish an effective and profitable sales and marketing infrastructure in the United States, our financial performance could be substantially harmed.
In order to commercialize Intermezzo, TO-2070 or any other product candidates successfully, we must enter into and maintain strategic collaborations to perform, and/or acquire or internally develop a sales and marketing infrastructure. We have entered into a strategic collaboration for commercialization of Intermezzo in the United States with Purdue Pharma. If we reacquire full U.S. rights to Intermezzo, or exercise our right to co-promote Intermezzo to psychiatrists in the United States, we may need to develop our own sales force and marketing infrastructure. If we assume the responsibility to commercialize Intermezzo and are unable to develop an effective sales and marketing structure, our ability to generate additional revenue from potential sales of Intermezzo would be substantially harmed. Even if we develop an effective sales and marketing organization, we may not be able to generate sufficient revenue from our commercial activities to make that operation profitable during the first several years of operation, or at all.
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
The continuing efforts of government and third party payors to contain or reduce the costs of health care through various means may reduce potential revenue we may receive from sales of Intermezzo or TO-2070. In particular, third party insurance coverage may not be available to patients for Intermezzo or other future products, including those derived from TO-2070, if any, especially in light of the availability of low-cost generic zolpidem and analgesic therapeutics, regardless of the fact that such products are not specifically designed or indicated to specifically treat middle-of-the-night awakening or acute migraine, respectively. Government and third party payors could also impose conditions on reimbursement, price controls and other conditions that must be met by patients prior to providing coverage for use of our products. For example, insurers may establish a “step-edit” system that requires a patient to utilize a lower price alternative product prior to becoming eligible for reimbursement of a higher price product. If government and third party payors do not provide adequate coverage and reimbursement levels for our products, or if price controls, prior authorization or step-edit systems are enacted, our royalties and/or product revenue will suffer. Also, potential revenue based on sales to Federal government customers, including the Departments of Veterans Affairs and Defense, will be limited given that Intermezzo will be subject to statutory price constraints that apply to innovator products (those approved by the FDA under NDAs). In addition, we are subject to the requirements of the Medicaid Drug Rebate Program, the Public Health Service's 340B drug pricing discount program, the Medicare Part D Coverage Gap Discount Program, and other regulatory requirements including an Affordable Care Act requirement that manufacturers of branded prescription drugs pay an annual fee to the Federal government. Each manufacturer's fee is calculated based on the dollar value of its sales to certain federal programs and the aggregate dollar value of all branded prescription drug sales by covered manufacturers. A manufacturer's fee will be its prorated share of the industry's total fee obligation (approximately $2.8 billion in 2013 and set to increase in following years), based on the ratio of its sales to the total sales by manufacturers to these same programs. We cannot predict our share of this fee because it will be determined in part on other entities' sales to the relevant programs.
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
Intermezzo, and any other future product candidate for which we may receive regulatory approval from the FDA, including TO-2070, will be subject to ongoing regulatory requirements and may face regulatory or enforcement action.
Intermezzo, as well as any other product candidate for which we receive regulatory approval, including TO-2070, together with related third party manufacturing facilities and processes, post-approval clinical data, and advertising and promotional activities for the product, will be subject to significant review, oversight and ongoing and changing regulation by the FDA. Failure to comply with regulatory requirements may subject us, or Purdue Pharma or other collaborators, to administrative and judicially-imposed sanctions. These may include warning letters, adverse publicity, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production, refusal to approve pending product marketing applications, import alerts placing a hold on the importation of drug products and drug substances, and withdrawal of product approvals. Even if we receive regulatory approval to market a particular product candidate, the approval could be conditioned on our conducting additional costly post-approval studies or could limit the indicated uses included in our labeling. The FDA has the authority to require certain post-market studies, including post-market studies to further evaluate the safety of the drug and the use of the drug in certain patient populations, including pediatric and geriatric populations. For example, as part of the approval of Intermezzo, the FDA required us to conduct a post-market study of the ability of patients to comply with our dosing instructions in an actual-use setting. Moreover, the product may later be found to cause adverse effects that limit or prevent its widespread use, force us or our marketing partner to withdraw it from the market or impede or delay the ability to obtain regulatory approvals in additional countries. The FDA also requested that all manufacturers of sedative-hypnotic pharmaceutical products modify their product labeling to include strong language concerning potential risks. These risks include severe allergic reactions and complex sleep-related behaviors, which include sleep-driving. The FDA also recommended that pharmaceutical manufacturers of sedative-hypnotics conduct clinical studies to investigate the frequency with which sleep-driving and other complex behaviors occur in association with individual drug products, and to deliver to the FDA information related to the effect, if any, their drug products may have on next day driving safety. Our ongoing regulatory requirements may also change from time to time, potentially harming or making costlier our commercialization efforts. For example, in January 2013, the FDA required the manufacturers of certain zolpidem-based prescription sleep aids other than Intermezzo to reduce the recommended dose for such products. Although we were not subject to such mandatory dose reduction, we cannot guarantee that our existing regulatory requirements will not change and consequently harm our business.
If manufacturers supplying Intermezzo, TO-2070 or any other product candidate fail to produce in the volumes and quality that are required on a timely basis, or to comply with stringent regulations applicable to pharmaceutical manufacturers, there may be delays in the commercialization of or an inability to meet demand for Intermezzo or delays in the development of future product candidates, if any, and we may lose potential revenue.
Neither we nor Purdue Pharma manufacture Intermezzo and we do not currently have plans to develop the capacity to manufacture any product or product candidates, including TO-2070. We have a primary manufacturing and supply agreement with Patheon, Inc. to manufacture a supply of Intermezzo for use outside the United States, and Purdue Pharma has entered into an agreement with Patheon to manufacture and supply Intermezzo for use in the United States. We and Purdue Pharma currently have arrangements to use Sharp Corporation as a primary packager of Intermezzo. Purdue Pharma relies upon SPI Pharma, Inc. as a supplier for certain key excipients contained within Intermezzo and as the sole supplier for one such excipient, Pharmaburst®. If we obtain approval to sell Intermezzo outside the U.S. territory, we would likely also rely on SPI Pharma as a supplier for the same excipients. In addition, Purdue Pharma relies upon Teva Pharmaceutical Industries Ltd., API Division (formerly Plantex USA, Inc.) as the sole source for a special form of zolpidem tartrate, which is the active pharmaceutical ingredient of Intermezzo. Purdue Pharma is dependent upon these manufacturers for the commercial supply of Intermezzo in the United States.
SNBL has agreed pursuant to the License Agreement to supply its nasal drug delivery device to us to conduct development activities for non-registration studies. However, under the License Agreement we are responsible for all clinical and commercial manufacture and supply of products derived from TO-2070. We do not own or operate manufacturing facilities for clinical or commercial manufacture of TO-2070, which includes drug substance and drug packaging, including the components of the SNBL nasal drug delivery device. We have limited personnel with experience in drug manufacturing and we lack the capabilities to manufacture TO-2070 on a clinical or commercial scale. We expect to outsource all manufacturing and packaging of TO-2070 to third parties, including SNBL. In addition, we do not currently have the necessary agreements with third-party manufacturers for the long-term commercial supply of TO-2070. We may be unable to enter into agreements for commercial supply with such third-party manufacturers, or may be unable to do so on acceptable terms. Even if we enter into these agreements or, for those agreements that we have already entered into, the various manufacturers of TO-2070 will likely be single source suppliers to us for a significant period of time. We may not be able to establish additional sources of supply for our products prior to commercialization. Such suppliers are subject to regulatory requirements covering manufacturing, testing, quality control and record keeping relating to our product candidates, and are subject to pre-approval and ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our manufacturing capacity while we seek to secure another supplier that meets all regulatory requirements.
Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured TO-2070 ourselves, including:

•	reliance on the third parties for regulatory compliance, quality assurance and hazardous materials handling;

•	the possible breach of the manufacturing and quality agreements by the third parties because of factors beyond our control; and

•	the possibility of termination or nonrenewal of the agreements by the third parties because of our breach of the manufacturing agreement or based on their own business priorities.
The realization of any of the risks described here would have a significant impact on Purdue Pharma's commercialization efforts for Intermezzo, our ability to generate revenue under the Collaboration Agreement, and our ability to pursue development of TO-2070. In the event we commercialize Intermezzo outside the U.S. territory, we would likely also rely on the same key manufacturers and suppliers as Purdue Pharma intends to use to commercialize Intermezzo in the U.S. territory.
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
Any of these factors could cause the delay or suspension of commercialization of Intermezzo, TO-2070 or any other product candidate that we may develop, hinder or delay future regulatory submissions and/or required regulatory approvals, or entail higher costs or result in an inability to effectively commercialize our products. Furthermore, if manufacturers fail to deliver the required commercial quantities of raw materials, including the active pharmaceutical ingredient, key excipients or finished product on a timely basis and at commercially reasonable prices, we or our strategic partners, including Purdue Pharma, would be unable to meet demand for our products and we would lose potential revenue.
The commercial success of Intermezzo and TO-2070 depends, in part, on meeting the conditions for market exclusivity under Section 505 of the Federal Food, Drug and Cosmetic Act, or FFDCA.
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
In connection with the approval of the Intermezzo NDA, the FDA has granted three years of Hatch-Waxman marketing exclusivity for Intermezzo. Under this form of exclusivity, the FDA is precluded from approving an abbreviated new drug application (ANDA) for a generic of Intermezzo, i.e., a product candidate that the FDA views as a therapeutically equivalent drug product having the same conditions of use as Intermezzo (for example, the same labeling, the same dosage form and route of administration, the same strength and the same bioavailability as Intermezzo). Marketing exclusivity for Intermezzo also precludes the FDA from approving 505(b)(2) applications for proposed drug products having the same or similar conditions of use as Intermezzo, including applications that rely on Intermezzo as the reference product. The exclusivity lasts for a period of three years from the date of Intermezzo approval, or until November 2014, though the FDA may accept and commence review of ANDAs and 505(b)(2) NDAs during the three-year period. However, the three-year exclusivity period may not prevent FDA from approving an original NDA that relies only on its own data to support the approval. In addition, we received notifications in July 2012, September 2012, December 2012, January 2013, February 2013 and July 2013, respectively, that Actavis, Watson, Novel, each of the Par Entities, Dr. Reddy's and TWi has filed with the FDA one or more ANDAs, including Paragraph IV certifications, for generic versions of Intermezzo. An ANDA with a Paragraph IV certification indicates that the ANDA applicant is seeking approval for a generic version of Intermezzo and is challenging the enforceability of one or more of the drug product or method of use patents that claim Intermezzo.
We have not yet sought nor been approved for market exclusivity under the FFDCA for TO-2070. If we are unable to attain such approval, we would become solely reliant upon Transcept and SNBL patents and patent applications to maintain market exclusivity. If Intermezzo does not maintain market exclusivity under the FFDCA, including due to existing or future ANDAs, it would likely have a material adverse effect on our business, results of operations, financial condition and prospects.
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
We may face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for TO-2070 or future product candidates and may have to limit such candidates’ commercialization.
The use of a product candidate, including TO-2070, in clinical trials and the sale of any products for which we obtain marketing approval, including Intermezzo, exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. We are also obligated under certain circumstances to indemnify suppliers and others with whom we have contractual relationships for product liability claims such entities might incur with respect to our products and product candidates. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for Intermezzo, TO-2070 or future products, if any;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenue; and

•	the inability to commercialize future product candidates.
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
An integral component of our growth strategy is the expansion of our product pipeline through a combination of internally developed programs and by exploring the in-licensing and/or acquisition of new product candidates. As a result of the failure of TO-2061 to meet the primary endpoint in our Phase 2 study, we do not currently have a product candidate in clinical development, and we currently have only one product candidate, TO-2070, which is in preclinical development.
Because our internal research and development capabilities are limited, and because new product approvals can take many years, we may be unsuccessful in developing new products or product candidates internally, including TO-2070, and therefore be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising product candidates and approved products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements, including via collaboration and development arrangements with third parties. In addition, substantial capital is required to discover and develop product candidates through pre-clinical testing and clinical trials. Additional funds are also required to manufacture and market any products that are approved for commercial sale. Because the successful development of any future product candidates is uncertain, we are unable to precisely estimate the actual funds we will require to develop and potentially commercialize them.
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
The commercial success, if any, of Intermezzo and TO-2070 depends, in part, on certain patent rights and rights we are seeking or may seek through certain patent applications.
The potential commercial success of Intermezzo depends in part on patents that have been issued to us from the U.S. Patent and Trademark Office, or USPTO, covering the formulation and use of Intermezzo that expire no earlier than February 2025. In addition, we have pending certain foreign equivalent patent applications. We may also seek patents related to TO-2070.
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in foreign countries. Even if patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, the active, and many of the inactive, ingredients in Intermezzo, including generically manufactured zolpidem, has been known in the pharmaceutical art for many years. The zolpidem composition of matter is no longer subject to patent protection. Accordingly, certain of our patents for Intermezzo are directed to particular formulations for delivering zolpidem. Although we believe our formulation and the use of Intermezzo are patentable, and such patents have the potential to provide a competitive advantage, these patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations. Additionally, from time to time, we may become aware of one or more third party patents that relate to our product candidates. For example, we are aware of a third party patent that relates to methods and devices for delivering DHE to migraine patients. Should a license to such a third party patent become necessary, we cannot predict whether we or our partner(s) would be able to obtain a license, or if a license were available, whether it would be available on commercially reasonable terms. While there can be no certainty as to the outcome of any litigation, we believe if such patent is asserted against us, we have valid defenses to such a claim. However, if such patent has, or other third party patents that we may become aware of have a valid claim relating to our use of TO-2070, or a future product candidate, and a license under the applicable patent is unavailable on commercially reasonable terms, or at all, our ability to commercialize TO-2070, or such future product candidate, may be impaired or delayed, which could in turn significantly harm our business.
Moreover, if our patents are successfully challenged and ruled to be invalid and/or unenforceable, we would be exposed to direct competition from low-priced generic products.
There can be no assurance that our pending patent applications and applications we may file in the future, or those applications we may license from third parties, will result in patents being issued in a timely manner, or at all. Even if patents are issued, the claims in such patents may not issue in a form that will be advantageous to us, may not cover our product candidates and their unique features, and may not provide us with proprietary protection or competitive advantages. For instance, with Intermezzo, competitors may be able to engineer around our formulation patents and applications with alternate formulations that deliver therapeutic effects sufficiently similar to Intermezzo to warrant approval under existing FDA standards for generic product approvals. Accordingly, other drug companies may be able to develop generic versions of our products even if we are able to maintain our current proprietary rights.
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
Generic drug manufacturers routinely initiate challenges during the Hatch-Waxman marketing exclusivity period. We received notifications in July 2012, September 2012, December 2012, January 2013, February 2013 and July 2013,

respectively, that Actavis, Watson, Novel, each of the Par Entities, Dr. Reddy's and TWi has filed with the FDA one or more ANDAs, including Paragraph IV certifications, for generic versions of Intermezzo. If we or Purdue Pharma initiate timely patent litigation against a generic or 505(b)(2) sponsor who seeks to challenge one or more of the patents that claim Intermezzo, we would be entitled to a regulatory stay that prohibits final approval of the generic or 505(b)(2) product for 30 months from the date we receive notice of the challenge to our patents. That stay may be terminated if we or Purdue Pharma do not succeed in maintaining litigation against the generic or 505(b)(2) applicant. In addition, if a generic or 505(b)(2) applicant formulates around our patents, we may not be able to initiate Hatch-Waxman patent litigation and, as a result, there would be no 30 month regulatory stay on FDA's ability to give final approval to the generic or 505(b)(2) application. In August 2012, September 2012, and October 2012, respectively, we joined Purdue Pharma in filing actions against Actavis, Watson, Novel, the Par Entities, and certain of their affiliates, alleging patent infringement and seeking injunctive and other relief. In December 2012, we and Purdue Pharma agreed to voluntary dismiss the action against Watson following its withdrawal of its ANDA application. In September 2013, we and Purdue Pharma agreed to voluntarily dismiss the action against one of the two Par Entities, Par Formulations Private Ltd., following that Par Entity’s withdrawal of its ANDA. The action against the other Par Entity, Par Pharmaceutical, Inc., remains pending. In April 2013, we joined Purdue Pharma in filing an action against Dr. Reddy's, alleging patent infringement and seeking injunctive and other relief. In August 2013, we joined Purdue Pharma in filing two actions against TWi. The first action against TWi was filed on August 20, 2013 in the U.S. District Court for the District of New Jersey, and the second action against TWi was filed on August 22, 2013 in the U.S. District Court for the Northern District of Illinois. Each action alleges patent infringement and seeks injunctive and other relief. On October 17, 2013, TWi filed answers and counterclaims in both New Jersey and Illinois, in both cases seeking declarations of non-infringement and invalidity, as well as other relief.
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
Failure to obtain effective patent protection for Intermezzo, TO-2070 or future product candidates, if any, would allow for products to be marketed by competitors that would undermine sales, marketing and collaboration efforts for our product candidates, and reduce or eliminate our revenue. In addition, both the patent application process and the process of managing patent disputes can be time consuming and expensive.
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
Although we believe that we would have valid defenses to allegations that our current product and product candidate, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties of which we are aware, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent rights that might be infringed by our products or other activities, or other parties may claim that their patent rights are infringed by excipients manufactured by others and contained in our products. There has been, and we believe that there will continue to be, significant litigation and demands for licenses in the life sciences industry regarding patent and other intellectual property rights. Competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. These parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages or possibly prevent us from commercializing our product candidates. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.
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
In the event a competitor infringes upon one of our patents or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from management. Under the Collaboration Agreement, Purdue Pharma has the right, but not the obligation, to bring action against a party engaged in infringement of our patents covering Intermezzo, and we are required to share 40% of the costs related to all such actions up to an aggregate cap of $1.0 million per calendar year and $4.0 million over the term of the agreement. Additionally, in August 2012, August 2012, September 2012 and October 2012, we joined Purdue Pharma in filing actions against Actavis, Watson and certain of their affiliates, Novel, the Par Entities, in each action alleging patent infringement and seeking injunctive and other relief. In December 2012, we and Purdue Pharma agreed to voluntary dismiss the action against Watson following its withdrawal of its ANDA application. In September 2013, we and Purdue Pharma agreed to voluntarily dismiss the action against one of the two Par Entities, Par Formulations Private Ltd., following that Par Entity’s withdrawal of its ANDA. The action against the other Par Entity, Par Pharmaceutical,

Inc., remains pending. In April 2013, we joined Purdue Pharma in filing an action against Dr. Reddy's, alleging patent infringement and seeking injunctive and other relief. In August 2013, we joined Purdue Pharma in filing two actions against TWi. The first action against TWi was filed on August 20, 2013 in the U.S. District Court for the District of New Jersey, and the second action against TWi was filed on August 22, 2013 in the U.S. District Court for the Northern District of Illinois. Each action alleges patent infringement and seeks injunctive and other relief. On October 17, 2013, TWi filed answers and counterclaims in both New Jersey and Illinois, in both cases seeking declarations of non-infringement and invalidity as well as other relief. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.
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
We are a party to a number of agreements that include technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we have a License Agreement with SNBL relating to TO-2070 and hold licenses from SPI relating to key excipients used in the manufacture of Intermezzo. If we fail to comply with these agreements, the licensor may have the right to terminate the license, in which event we and our collaboration partners would not be able to market products covered by the license, including Intermezzo and any products derived from TO-2070.
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

Our stock price is volatile.
The market price of our common stock is subject to significant fluctuations. During the 12-month period ended September 30, 2013, the sales price of our common stock on The NASDAQ Global Market ranged from a high of $6.77 in February 2013 to a low of $2.52 in August 2013. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. The volatility of the market price of our common stock is exacerbated by the low trading volume of our common stock and the high proportion of our shares held by insiders. Some of the factors that may cause the market price of our common stock to fluctuate include:

•
the perception of our prospects for successful commercialization of Intermezzo by Purdue Pharma, and successful development and commercialization of TO-2070, including the costs associated with development and commercialization;

•	announcements by us or Purdue Pharma regarding the commercialization and/or marketing efforts of Intermezzo or by us regarding the development efforts of TO-2070;

•	the termination by Purdue Pharma of the Collaboration Agreement, the termination by SNBL of the License Agreement, or the termination of other future collaboration, partnering or license agreements;

•
the failure of any product candidates, including TO-2070, if approved, to achieve commercial success, including due to competition from generic versions of Intermezzo, or the perception by investors that commercial success may not be achieved;

•	issues in manufacturing Intermezzo, or other approved products, if any, or TO-2070 or other product candidates, if any;

•	the entry into any in-licensing agreements securing licenses, patents or development rights;

•	the results of any future clinical trials of TO-2070 or future product candidates;

•	the entry into, or termination of, key agreements, including additional commercial partner agreements;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend our intellectual property rights or defend against the intellectual property rights of others;

•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	adverse publicity relating to the insomnia or migraine market, including with respect to other products and potential products in such markets;

•	the introduction of technological innovations or new therapies that compete with our potential products;

•	the loss of key employees;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	changes in the structure of health care payment systems, including changes to prescription drug reimbursement levels; and

•	period-to-period fluctuations in financial results.

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
The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our stock. As of September 30, 2013, we had research coverage by six securities analysts. If any of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research regarding us or our business model, technology or stock performance, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of our stock price.
Future sales of our common stock may cause our stock price to decline and impede our ability to raise capital.
Our executive officers and directors beneficially own or control approximately 13.1% of our approximately 18.8 million outstanding shares of common stock as of September 30, 2013 and an additional 11.1% is beneficially owned by a venture capital firm in which one of our directors is a partner.
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
Furthermore, in September 2013, our board of directors adopted the Tax Benefit Preservation Plan to help preserve the value of our net operating losses and other deferred tax benefits. At December 31, 2012, we had cumulative NOLs of approximately $78 million, which NOLs can be utilized in certain circumstances to offset future U.S. taxable income. The Tax Benefit Preservation Plan is intended to act as a deterrent to any person acquiring sufficient shares of our common stock to jeopardize the value of the NOLs; however, it was not adopted as an anti-takeover measure, and once the deferred tax assets have been fully used, our board of directors intends to terminate the Tax Benefit Preservation Plan.
We have never paid dividends on our capital stock, and do not currently anticipate that we will pay any cash dividends in the near future.
We have not paid cash dividends on any of our classes of capital stock to date.  While we do not currently expect to pay any cash dividends in the future, we have engaged a financial and strategic advisor to explore a range of strategic alternatives to enhance stockholder value, which may include a return of capital to our stockholders.  Otherwise, capital appreciation, if any, of our common stock will likely be the sole source of gain, if any, as a result of holding shares of our common stock, for the foreseeable future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits:

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

3.3(2)	Certificate of Designations of Series A Junior Participating Preferred Stock of Transcept Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(3)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(3)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(4)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

4.5(5)	Amended and Restated Investor Rights Agreement, dated as of February 27, 2007, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.6(5)	Termination Agreement, dated as of January 26, 2009, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.7(2)
Tax Benefit Preservation Plan, dated as of September 13, 2013, between Transcept Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

10.1#	Amended and Restated Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Glenn A. Oclassen effective July 15, 2013.

10.2#	Amended and Restated Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Thomas P. Soloway effective July 15, 2013.

10.3#	Amended and Restated Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Nikhilesh Singh, Ph.D. effective July 15, 2013.

10.4#	Amended and Restated Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and John A. Kollins effective July 15, 2013.

10.5#	Amended and Restated Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Leone D. Patterson effective July 15, 2013.

10.6†	License Agreement by and between Transcept Pharmaceuticals, Inc. and Shin Nippon Biomedical Laboratories, Ltd. effective September 24, 2013.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii)  Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and (iv) Notes to Condensed Consolidated Financial Statements.

 _____________________________

(1)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

(2)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2013.

(3)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

(4)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.

(5)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2010.

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

†
Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

#	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of November, 2013.

Transcept Pharmaceuticals, Inc.

By:	/s/ Leone D. Patterson
Leone D. Patterson Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

3.3(2)	Certificate of Designations of Series A Junior Participating Preferred Stock of Transcept Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(3)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(3)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(4)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

4.5(5)	Amended and Restated Investor Rights Agreement, dated as of February 27, 2007, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.6(5)	Termination Agreement, dated as of January 26, 2009, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.7(2)
Tax Benefit Preservation Plan, dated as of September 13, 2013, between Transcept Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

10.1#	Amended and Restated Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Glenn A. Oclassen effective July 15, 2013.

10.2#	Amended and Restated Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Thomas P. Soloway effective July 15, 2013.

10.3#	Amended and Restated Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Nikhilesh Singh, Ph.D. effective July 15, 2013.

10.4#	Amended and Restated Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and John A. Kollins effective July 15, 2013.

10.5#	Amended and Restated Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Leone D. Patterson effective July 15, 2013.

10.6†	License Agreement by and between Transcept Pharmaceuticals, Inc. and Shin Nippon Biomedical Laboratories, Ltd. effective September 24, 2013.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii)  Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and (iv) Notes to Condensed Consolidated Financial Statements.

 _____________________________

(1)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2013.

(3)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

(4)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.

(5)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2010.

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

†
Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

#	Indicates management contract or compensatory plan, contract or arrangement.