Form 10-K
period 2013-12-31
Transcept Pharmaceuticals Inc
filed 2014-03-14
CIK 1178711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 000-51967
TRANSCEPT PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0960223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1003 W. Cutting Blvd., Suite #110
Point Richmond, California 94804
(510) 215-3500
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Market
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2013, the last business day of the registrant’s second fiscal quarter was: $48,144,662.
As of March 12, 2014 there were 18,842,888 shares of the registrant’s common stock outstanding.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. Transcept Pharmaceuticals, Inc., or Transcept, intends that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and actual Transcept results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	expectations regarding the timing, likelihood, nature and effects of our ongoing exploration of strategic alternatives and any consummation of a strategic transaction;

•	the possibility of a liquidation of the Company if we are not successful in pursuing and consummating a transaction or other alternative to enhance stockholder value;

•	expected activities and responsibilities of us and Purdue Pharmaceuticals L.P., or Purdue Pharma, under our United States License and Collaboration Agreement, or the Collaboration Agreement;

•	expectations for the commercial potential of Intermezzo and our collaboration partner's commitment to collaborate with us;

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

•	the potential benefits of, and markets for, Intermezzo and TO-2070;

•	potential competitors and competitive products, including generic manufacturers;

•	expectations with respect to our intent and ability to successfully enter into other collaboration or co-promotion arrangements;

•	expectations regarding our ability to obtain regulatory approval of Intermezzo outside of the United States and TO-2070;

•	the adequacy of our current cash, cash equivalents and marketable securities to fund our operations for at least the next twelve months;

•	our beliefs regarding the merits of pending litigation and our expectations regarding our response to such litigation;

•
expectations regarding the value of our net operating loss carry forwards, or NOLs, and the preservation of such NOLs by our tax benefit preservation plan adopted in September 2013, or Tax Benefit Preservation Plan;

•	capital requirements and our need for additional financing;

•	expectations regarding future losses, costs, expenses, expenditures and cash flows;

•
the ability and degree to which we may obtain and maintain market exclusivity from the U.S. Food and Drug Administration, or FDA, for Intermezzo and TO-2070 under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FFDCA;

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
Forward-looking statements do not reflect the potential impact of any future in-licensing, collaborations, acquisitions, mergers, dispositions, joint ventures, or investments we may enter into or make. Except as required by law, we undertake no obligation to, and expressly disclaim any obligation to, revise or update the forward‑looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Forward‑looking statements involve risks and uncertainties, which are more fully discussed in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, including, but not limited to, those risks and uncertainties relating to:

•	potential termination of the Collaboration Agreement by Purdue Pharma;

•	our inability to successfully pursue and consummate a strategic transaction or other alternative to enhance stockholder value;

•	actual and potential decreases in Purdue Pharma's commercialization efforts with respect to Intermezzo;

•	physician or patient reluctance to use Intermezzo;

•	the potential for delays in or the inability to complete commercial partnership relationships, including any future partnerships with SNBL for TO-2070;

•	unexpected results from and/or additional costs related to ANDA proceedings;

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

•	unexpected adverse side effects or inadequate therapeutic efficacy of our product candidates that could slow or prevent product approval or approval for particular indications;

•	other difficulties or delays in development, testing, obtaining regulatory approvals for, and undertaking production and marketing of Intermezzo and TO-2070;

•	the uncertainty of protection for our intellectual property, through patents, trade secrets or otherwise; and

•	potential infringement of the intellectual property rights or trade secrets of third parties.

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
Overview
We are a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the field of neuroscience. We have one commercial product, Intermezzo® (zolpidem tartrate) sublingual tablet C-IV for the treatment of insomnia related to middle-of-the-night awakenings, and our lead product candidate is TO-2070, a novel, rapidly absorbed treatment for acute migraine incorporating dihydroergotamine (DHE) as the active drug.
In 2013, we engaged a financial and strategic advisor to explore a range of alternatives to enhance stockholder value, including but not limited to a sale of Transcept, a business combination or collaboration, joint development and partnership opportunities, a distribution of all or a significant amount of cash to stockholders, and liquidation of the Company. Our strategic process is both active and ongoing and includes a range of interactions with transaction counterparties. Thus we believe it is in our stockholders' best interest to allow sufficient opportunity to pursue and consummate one or more of these transactions, and to consider additional alternatives that may materialize in the near future, before making a decision regarding a liquidation of the Company. We intend to continue to develop TO-2070 through the completion of preclinical safety studies, but given the timing of our current strategic process as described herein, we do not currently plan to initiate a Phase 1 human pharmacokinetic study.

Intermezzo® (zolpidem tartrate) sublingual tablet C-IV

Our first approved product, Intermezzo (zolpidem tartrate) sublingual tablet, is a sublingual formulation of zolpidem approved for use as needed for the treatment of insomnia when a middle-of-the-night awakening is followed by difficulty returning to sleep. Intermezzo is the first and only sleep aid approved by the U.S. Food and Drug Administration, or FDA, for this indication.

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

In November 2011, the FDA approved our New Drug Application, or NDA, for Intermezzo for use as needed for the treatment of insomnia when a middle-of-the-night awakening is followed by difficulty returning to sleep. Intermezzo, a prescription product, was made commercially available in the United States in April 2012.

Intermezzo is the first and only sleep aid approved specifically for use in the middle of the night at the time that patients awaken and have difficulty returning to sleep. Intermezzo has been uniquely designed for this indication and employs the following product features:

•
Known active agent. The active pharmaceutical ingredient in Intermezzo is zolpidem tartrate, cited by IMS Health as the most commonly prescribed agent for the treatment of insomnia in the United States, with over 1.39 billion zolpidem tablets prescribed in the United States for the twelve months ended December 31, 2012. Approved in 1992 as the active ingredient in Ambien®, a branded prescription sleep aid, zolpidem has a well-established record of safety and efficacy.

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
In July 2009, we entered into a United States License and Collaboration Agreement, or the Collaboration Agreement, with Purdue Pharmaceutical Products L.P., or Purdue Pharma, which provides Purdue Pharma with an exclusive license to commercialize Intermezzo in the United States. The Collaboration Agreement also provides us an option to begin co-promoting Intermezzo to psychiatrists in the United States as late as 55 months after commercial launch, or November 2016. We retain full rights to Intermezzo outside North America.
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
We intend to continue to develop TO-2070 through the completion of preclinical safety studies, but given the timing of our current strategic process as described herein, we do not currently plan to initiate a Phase 1 human pharmacokinetic study.
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
Our financial performance and profitability
We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including contract manufacturing and clinical trials, and the administrative functions needed to support these efforts. As of December 31, 2013, we had cash, cash equivalents and marketable securities of approximately $70.0 million, working capital of approximately $71.7 million, and an accumulated deficit of approximately $139.6 million.
Our ability to generate near term revenue is dependent upon the receipt of milestone and royalty payments under our Collaboration Agreement with Purdue Pharma. Please see “Risk Factors” below for a discussion of risks related to our dependence on Purdue Pharma and the uncertainty of future revenue.
Our business strategy
We intend to pursue the following key strategies:

•
Pursue strategic initiatives to enhance stockholder value. We have implemented operating cost reductions and organizational restructuring, including a recent reduction in our workforce, to reduce overall cash burn and facilitate our pursuit of strategic initiatives. We have engaged Leerink Swann as our financial and strategic advisor to explore a range of alternatives to enhance stockholder value, including but not limited to a sale of Transcept, a business combination or collaboration, joint development and partnership opportunities, a distribution of all or a significant amount of cash to stockholders, and liquidation of the Company. Our strategic process is both active and ongoing and includes a range of interactions with transaction counterparties. Thus we believe it is in our stockholders' best interest to allow sufficient opportunity to pursue and consummate one or more such transactions and to consider additional alternatives that may materialize in the near future, before making a decision regarding a liquidation of the Company.

•
Implement strategies to maximize the value of Intermezzo. We continue to work with Purdue Pharma, our U.S. marketing partner for Intermezzo, to develop and implement strategies to maximize the value of Intermezzo. Additionally, we have retained rights to commercialize Intermezzo in the rest of the world.

•
Targeted Development of TO-2070. We intend to continue to develop TO-2070, our DHE product candidate for the treatment of acute migraine, through the completion of preclinical safety studies. We believe that the continued development of TO-2070 through a successful completion of preclinical safety studies will add value to the asset that may be recognized in a potential transaction. Given the timing of the strategic process described herein, we do not currently plan to initiate a Phase 1 human pharmacokinetic study.

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

Under the Collaboration Agreement, Purdue Pharma shall be responsible for the manufacture of Intermezzo for commercialization in the United States. We and Purdue Pharma share responsibility for the cost of defending against product liability and related claims, and have agreed to allocate any losses for such claims on a comparative fault basis but, in the absence of such determination, have agreed to split such losses equally. We and Purdue Pharma are also responsible for 40% and 60%, respectively, of costs relating to enforcement of our intellectual property initiated by Purdue Pharma under the Collaboration Agreement, with an aggregate cap on our expenses of $1 million per calendar year and $4 million for the term of the agreement. In 2013, we met the $1 million annual cap.

Either we or Purdue Pharma may assign the Collaboration Agreement to an affiliate or successor to all or substantially all of the assigning party’s business, including by way of merger, sale of stock, sale of assets or other transaction (in Purdue Pharma’s case, that portion of their business relating to the Collaboration Agreement), or by prior written consent of the other party. In addition, Purdue Pharma may choose to terminate our co-promotion right, if exercised, upon an acquisition of Transcept and certain other conditions.

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
Sales and marketing
In November 2012, we announced that Purdue Pharma planned to broaden its Intermezzo commercialization efforts. As part of this effort, Purdue initiated a direct-to-consumer (DTC) advertising campaign to which it contributed approximately $19 million and we committed approximately $10 million. This $29 million program began with print and digital advertisements in November 2012 and television advertisements in January 2013, and would be executed primarily during the first six months of 2013. The actual DTC advertising campaign spend totaled approximately $24 million, which includes an approximately $8 million contribution from Transcept. In addition, in January 2013 Purdue Pharma began utilizing its analgesic sales force as part of the overall Intermezzo commercialization effort. The total sales force consisted of approximately 615 sales representatives, including approximately 525 analgesic sales representatives joined by an additional approximately 90 contract sales representatives that were dedicated exclusively to the promotion of Intermezzo.
The November 2012 announcement included the reduction of the sales force dedicated exclusively to the promotion of Intermezzo from 275 to 90 sales representatives. In May 2013, Purdue Pharma notified us that they would no longer be utilizing the 90 sales representatives that were dedicated to promoting Intermezzo. In December 2013, Purdue Pharma notified us that it intended to discontinue the use of the Purdue sales force to actively market Intermezzo to healthcare professionals during the first quarter of 2014.
Intermezzo commercialization outside the United States
Pursuant to the Collaboration Agreement, we granted Purdue Pharma and an associated company the right to negotiate for the commercialization of Intermezzo in Mexico, and retained rights to commercialize Intermezzo in the rest of the world. We have not yet applied for regulatory approval to sell Intermezzo in any country other than the United States, and believe we may need to conduct successful additional clinical trials in certain jurisdictions before we could obtain such approval.
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
In addition to current products for the treatment of insomnia, a number of new prescription products may enter the insomnia market over the next several years. These may include the following:

•
 Suvorexant, an orexin receptor antagonist, is being developed by Merck & Co., Inc. for the treatment of insomnia. Merck announced in July 2013 that the company received a Complete Response Letter from the FDA, advising that the starting dose should be lower than the proposed doses and must be available before Suvorexant can be approved.

•
On January 31 2014, the FDA approved Tasimelteon (HetliozTM) for treatment of non-24 hour sleep/wake cycle which is a new category in the field of insomnia as an orphan drug. Vanda Pharmaceuticals Inc. announced it received an orphan designation from the FDA in January 2010 for treatment of non-24 hour sleep/wake disorder (Non-24) in blind individuals without light perception. In December 2012, Vanda announced that it plans to submit an NDA for tasimelteon to the FDA in mid-2013. In January 2014, Vanda announced FDA approval of Hetlioz for Non-24.

•
SKP-1041, a controlled-release zaleplon formulation, is being developed by Somnus Therapeutics Inc. targeting treatment of middle-of-the-night awakenings with a formulation that is administered at bed time. According to a notice posted on www.clinicaltrials.gov, a Phase 2 study of SKP-1041 was completed in December 2010 and another in August 2011.

•
 AZ-007, Staccato zaleplon, an inhaled version of zaleplon, is being developed by Alexza Pharmaceuticals, Inc. for the treatment of insomnia in patients who have difficulty falling asleep, including patients who wake up in the middle of the night and have difficulty falling back to sleep. Alexza completed a Phase 1 trial of AZ-007 in 2008 with positive results reported. AZ-007 incorporates a vaporization technology developed by Alexza.

 There are a variety of other drugs intended as sleep aids under earlier stages of development. With the exceptions of a possible new formulation of ZolpimistTM and AZ-007, as noted above, we believe that all of these product candidates are intended to be taken at bedtime, and are not being developed for the as-needed treatment of middle-of-the-night awakenings at the time they occur.

Manufacturing
We do not have or intend to develop internal clinical supply or commercial manufacturing capabilities for Intermezzo or TO-2070. In connection with entering into the Collaboration Agreement with Purdue Pharma, we amended our existing supply agreements for Intermezzo to be effective upon notice to suppliers that the NDA for Intermezzo has been transferred from us to Purdue Pharma. These amendments, which became effective in December 2011, allowed Purdue Pharma to enter into direct supply agreements with such manufacturers for Intermezzo supplied and sold in the United States. Accordingly, Purdue Pharma has entered into agreements with respect to the U.S. territory with certain manufacturers and suppliers. We also have retained our agreements with several of the same manufacturers and suppliers; however, following the effectiveness of the amendments to these agreements, our supply agreements are limited to the manufacture and supply of Intermezzo outside of the U.S. territory. While our goal is to commercialize Intermezzo outside the U.S. territory with the assistance of one or more marketing partners, we have no plans to make use of such manufacturing and supply arrangements in the near future. In connection with a termination of the Collaboration Agreement, the amendments to supply agreements implementing the territory changes will also terminate, and all supply arrangements for the U.S. territory return to us.
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
Our success will depend in part on our ability to protect Intermezzo and TO-2070 by obtaining and maintaining a strong proprietary position both in the United States and in other countries. To develop and maintain our proprietary position, we rely on patent protection, regulatory protection, trade secrets, know-how, continuing technological innovations and licensing opportunities.
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

The active pharmaceutical ingredient in TO-2070, dihydroergotamine (DHE), and other ingredients in TO-2070, have been known and used for years.   DHE itself is no longer subject to patent protection.   We have one pending U.S. patent application, which is co-owned with SNBL pursuant to a License Agreement between us and SNBL, directed to particular intranasal powder formulations of DHE and uses of the formulations, that cover TO-2070 and its uses in treating migraine.  Under the License Agreement, we have an exclusive, royalty-bearing license, with a right to sublicense, with respect to this patent application, for products that include TO-2070, and uses thereof in humans. There can be no assurance that any patents will issue that cover the TO-2070 formulation and/or methods of using TO-2070, or that any patents that issue will prevent others from marketing formulations using the same active and other ingredients in similar but different formulations for the same indication.
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
The Hatch-Waxman Act permits the FDA to approve ANDAs for generic versions of brand name drugs like Intermezzo. Following the commercial launch of Intermezzo in April 2012, we received multiple notifications of ANDA filings referencing Intermezzo. See "Legal Proceedings."
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
Employees
As of March 12, 2014, we had 8 employees, 1 of whom holds a Ph.D. A total of 2 employees were engaged in research and development and 6 were in administration and finance. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be satisfactory.
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
Our strategic initiatives and process may not be successful.
We have implemented operating cost reductions and organizational restructuring, including a recent reduction in our workforce, to reduce overall cash burn and facilitate our pursuit of strategic initiatives. We have engaged a financial and strategic advisor to explore a range of alternatives to enhance stockholder value, including but not limited to a sale of Transcept, a business combination or collaboration, joint development and partnership opportunities, a distribution of all or a significant amount of cash to stockholders, and liquidation of the Company. Our strategic process is both active and ongoing and includes a range of interactions with transaction counterparties. We believe it is in our stockholders' best interest to allow sufficient opportunity to pursue and consummate one or more such transactions and to consider additional alternatives that may materialize in the near future, before making a decision regarding a liquidation of the Company. While we have devoted, and expect to continue devoting, substantial time and resources to exploring strategic alternatives, there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance stockholder value.
We have had a limited operating history that may make it difficult for you to evaluate the potential success or value of our business, and we have a history of incurring losses.
We were founded in January 2001 under our former name, Novacea, Inc., and in January 2009 underwent a merger with Transcept Pharmaceuticals, Inc., a privately held company, or TPI, founded in 2002, which is the primary business we currently conduct. Our operations to date have been limited to organizing and staffing, acquiring, developing and securing technology and undertaking preclinical studies and clinical trials. Furthermore, our business is not profitable and has incurred losses in each year since the inception of TPI in 2002. Our net loss for the years ended December 31, 2013, 2012 and 2011 was $27.4 million, $12.0 million and $3.9 million, respectively. We had an accumulated deficit at December 31, 2013 of $139.6 million.
In November 2011, we obtained regulatory approval for the commercial sale of our lead product, Intermezzo, from the FDA. In April 2012, our U.S. marketing partner, Purdue Pharma, launched Intermezzo. We have not demonstrated over a substantial period of time the ability to meet and adhere to other regulatory standards applicable to an FDA approved product, to conduct sales and marketing activities or to co-promote a product with a collaboration partner, including Purdue Pharma. In September 2013, we licensed our new lead product candidate, TO-2070 for the treatment of acute migraines, which is currently in the early stages of development. Furthermore, we intend to continue to develop TO-2070 through the completion of preclinical safety studies, but given the timing of our current strategic process as described herein, we do not currently plan to initiate a Phase 1 human pharmacokinetic study, and therefore do not expect to subsequently develop or commercialize TO-2070.
We expect to continue to incur losses for the foreseeable future and we expect our accumulated deficit to increase as we continue our strategic process and continue the development, regulatory, and collaboration efforts with respect to Intermezzo and TO-2070. Consequently, any predictions you make about our future value or viability may not be as accurate as they would be if we had a longer operating history and you could lose all or part of your investment.

The value of Transcept above our cash assets is currently dependent on the potential for commercial success of Intermezzo in the United States for the treatment of middle-of-the-night awakening and the results of our preclinical safety studies for TO-2070.
The market capitalization of our company approximates our cash, cash equivalents and marketable securities. Therefore any value for our stockholders above these cash assets is currently dependent on the potential for commercial success of Intermezzo in the United States and the results of our preclinical safety studies for TO-2070. Following the FDA's granting of marketing approval for the commercial sale of Intermezzo in the United States for use as-needed for the treatment of insomnia when a middle-of-the-night awakening is followed by difficulty returning to sleep, Purdue Pharma exercised its option to commercialize Intermezzo and subsequently launched commercial sales of Intermezzo in the United States in April 2012. In November 2012, Purdue Pharma's DTC campaign included the reduction of the sales force dedicated exclusively to the promotion of Intermezzo from 275 to 90 sales representatives. In May 2013, Purdue Pharma announced that they would no longer be utilizing the 90 sales representatives that were dedicated to promoting Intermezzo. In December 2013, Purdue Pharma announced that it intended to discontinue the use of the Purdue Pharma sales force to actively market Intermezzo to healthcare professionals during the first quarter of 2014.
Our sole product candidate, TO-2070 is currently in early stages of development. We intend to continue to develop TO-2070 through the completion of preclinical safety studies, but given the timing of our current strategic process as described herein, we do not currently plan to initiate a phase 1 human pharmacokinetic study.
Because we do not have a product candidate that has advanced into a pivotal trial or received regulatory approval for commercial sale, the value of Transcept in a strategic transaction may be dependent on the potential for successful commercialization of Intermezzo in the United States and the successful completion of preclinical safety studies of TO-2070. If Purdue Pharma, or a future acquiror of Intermezzo, does not successfully commercialize Intermezzo in the United States or value the potential for commercial success, and/or TO-2070 is not successful in preclinical safety studies, the value of our business in a strategic transaction may be seriously harmed.
We are substantially dependent upon the efforts of Purdue Pharma to commercialize Intermezzo in the United States and will be dependent on the efforts of other collaboration partners if we enter into future strategic collaborations.
The success of sales of Intermezzo in the United States is dependent on the ability of Purdue Pharma to successfully commercialize Intermezzo pursuant to the Collaboration Agreement. The terms of the Collaboration Agreement provide that Purdue Pharma can terminate the agreement for any reason at any time upon advance notice of 180 days. If the Collaboration Agreement is terminated, our business and our ability to generate revenue from sales of Intermezzo will be substantially harmed. If the Collaboration Agreement is terminated and we determine to commercialize Intermezzo, we will be required to develop our own sales and marketing organization, fund any future clinical studies and other required regulatory activities (including any post-approval studies), and bear increased litigation expenses due to ANDA proceedings. Alternatively, we may enter into another strategic collaboration in order to commercialize Intermezzo in the United States. We do not currently have the infrastructure in place or adequate resources to launch a commercial product and implementing such infrastructure would require substantial time and resources and such efforts may not be successful.
The manner in which Purdue Pharma commercializes Intermezzo, including the amount and timing of Purdue Pharma's investment in commercial activities and pricing of Intermezzo, will have a significant impact on the ultimate success of Intermezzo in the United States, and the success of the overall commercial arrangement with Purdue Pharma. If Purdue Pharma deems Intermezzo to have insufficient market potential, they may continue to decrease their commercialization efforts, which would likely result in decreased sales of Intermezzo and negatively impact our business and operating results. For example, in December 2013, Purdue Pharma notified us that it intends to discontinue use of the Purdue sales force to actively market Intermezzo to healthcare professionals during the first quarter of 2014.
If Purdue Pharma is not successful in increasing sales of Intermezzo our stock price may decline and the value of Transcept in a strategic transaction may decrease. The outcome of Purdue Pharma's efforts to increase sales of Intermezzo could also have an effect on investors' perception of potential sales of Intermezzo outside the United States, which could also cause a decline in our stock price and may make it more difficult for us to enter into strategic transactions outside the United States.
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
If we decide to enter into a strategic collaboration covering our products, our ability to receive any significant revenue under such arrangements will be dependent on the efforts of the collaboration partner and may result in lower levels of income than if we marketed or developed our product candidates entirely on our own. Our collaboration partner may not fulfill its obligations or carry out marketing activities for the product candidates as diligently as we would like. We could also become involved in disputes with our collaboration partner, which could lead to delays in or termination of commercialization programs and time-consuming and expensive litigation or arbitration. If a collaboration partner terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or marketing our product candidates would be materially and adversely affected.
Our anticipated preclinical trials may fail to demonstrate adequately the safety of TO-2070, which could decrease the value of Transcept in a strategic transaction.
Before regulatory approvals for the commercial sale of TO-2070 is obtained, TO-2070 must be demonstrated through lengthy, complex and expensive preclinical testing and clinical trials to be both safe and effective for use in each target indication. Although we intend to develop TO-2070 through the completion of preclinical safety studies, but currently not including the initiation of a Phase 1 human pharmacokinetic study, our trial results may be negatively affected by factors that had not been fully anticipated prior to commencement of the trial. Such trials may fail to demonstrate that TO-2070 is safe when used as directed or even when misused. Further, based on results at any stage of these trials, we may decide to repeat or redesign a trial, or even discontinue development of TO-2070.
If TO-2070 is not shown to be safe in our preclinical trials, the resulting delays in conducting associated non-clinical testing and clinical trials could have a material adverse effect on the value of Transcept in a strategic transaction.
We are engaged in litigation to protect our intellectual property from potential generic manufacturers of Intermezzo and any future products, and an unsuccessful outcome could harm our business and/or dissuade a potential acquiror of the asset.
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
We have received multiple notifications of ANDA filings referencing Intermezzo. See "Legal Proceedings." The filing of these and any future ANDA applications referencing Intermezzo could have an adverse impact on our stock price, and litigation, if any, to enforce our patents is likely to require significant management attention and may require substantial capital resources. If the patents covering Intermezzo are not upheld in litigation or if the generic competitor is found to not infringe these patents, the resulting generic competition for Intermezzo would have a material adverse effect on our revenue and results of operations. Moreover, the existence of these ANDA filings and/or potential litigation may dissuade a potential acquiror of Intermezzo or prevent the consummation of a strategic transaction.
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
In addition, TO-2070 is our sole product candidate for the treatment of acute migraine. Even if TO-2070 is successfully developed, any products derived from TO-2070 will face a large and differentiated market for the treatment of migraine, which includes generic drugs such as ibuprofen and acetaminophen, triptans and ergots.
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
There are many other companies working to develop new products and other therapies to treat insomnia. Several of these products are in late stage clinical trials. In June 2012, Merck and Co., Inc. announced positive Phase 3 data from two pivotal trials of an investigational new drug. Merck filed an NDA with the U.S. Food and Drug Administration in 2012. In January 2010, Vanda Pharmaceuticals Inc. received an orphan drug designation from the FDA for VEC-162 (tasimelteon), a melatonin agonist, for treatment of non-24 hour sleep/wake disorder in blind individuals without light perception. Vanda may seek approval for additional, broader insomnia indications for this product candidate. In January 2014, Vanda announced FDA approval of Hetlioz for non-24. Additionally, if approved for the acute treatment of migraine, we anticipate that TO-2070 would compete against other marketed migraine therapies and may compete with products currently under development by both large and small companies.
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
Our products may never achieve market acceptance, despite obtaining FDA approval.
Despite obtaining FDA regulatory approval for commercial sale, the commercial success of our products will depend upon, among other things, acceptance by physicians, patients and managed care payers. Market acceptance of, and demand for, any products that we develop and that are commercialized by us or our collaboration partner will depend on many factors, including:

•	the ability to provide acceptable evidence of safety and efficacy of our products for their indication;

•	the effectiveness of our or a collaboration partner's sales, marketing and distribution strategies;

•	the availability, relative cost and relative efficacy and safety of alternative and competing treatments including the existence of generic or branded competition;

•	the ability to obtain adequate pricing and sufficient insurance coverage and reimbursement;

•	motivating physicians to identify middle-of-the-night awakenings as an important manifestation of insomnia;

•	building awareness among physicians and patients of our products as the right treatment option;

•	the ease of administration of our products; and

•	the ability to produce commercial quantities sufficient to meet demand.
If our products fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business.
If we do not successfully consummate a strategic transaction or complete a liquidation of the company, we will require substantial additional funding and may need to curtail operations if we have insufficient capital.
We had cash, cash equivalents and marketable securities of $70.0 million at December 31, 2013. We expect our negative cash flows from operations to continue for the foreseeable future. While we are exploring a range of alternatives to enhance stockholder value, including a sale of Transcept, a business combination, collaboration, joint development and partnership opportunities, and distribution of all or a significant amount of cash to our stockholders, our operating plan may change or ability to consummate a transaction or liquidation may be delayed.
We currently believe that our available cash, cash equivalents and marketable securities and interest income will be sufficient to fund our anticipated levels of operations for at least the next twelve months. However, if our current operating plans change we will require substantial additional funding to operate. As such, our future capital requirements will depend on many factors, including:

•	our ability to identify and consummate a strategic transaction or liquidate the company;

•	the timing and nature of any strategic transactions that we undertake, including, but not limited to potential joint developments or partnerships;

•	the ability of Purdue Pharma to successfully commercialize Intermezzo in the United States;

•	the level of Purdue Pharma's commercialization efforts with respect to Intermezzo;

•	whether, as a result of our strategic and financial review with Leerink Swann LLC, we enter into a partnership or business combination, or return capital to our stockholders;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including in connection with ANDA proceedings relating to Intermezzo;

•	the cost of conducting preclinical trials, but not initiating a Phase 1 human pharmacokinetic study, with respect to TO-2070;

•	the timing and amount of milestone and royalty payments to SNBL under the License Agreement for TO-2070;

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
Having an insufficient level of capital may require us to significantly curtail one or more of our development, licensing or acquisition programs, which could have a negative impact on our financial condition and our ability to successfully pursue our business strategy.
We may be unable to utilize our net operating loss carry forwards to reduce future possible tax payments.
We have substantial federal and state net operating losses, or NOLs, for income tax purposes. Subject to certain requirements, we may “carry forward” our federal NOLs, for up to 20 years to offset future taxable income and reduce our income tax liability. For state income tax purposes, the NOL period ranges from five to 20 years. Our ability to utilize these NOLs will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance we will be able to realize such tax savings. As of December 31, 2013, we had cumulative federal NOLs of approximately $97 million.
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
The continuing efforts of government and third party payors to contain or reduce the costs of health care through various means may reduce potential revenue that may be received from sales of our products. In particular, third party insurance coverage may not be available to patients for Intermezzo or other future products, including those derived from TO-2070, if any, especially in light of the availability of low-cost generic zolpidem and analgesic therapeutics, regardless of the fact that such products are not specifically designed or indicated to specifically treat middle-of-the-night awakening or acute migraine, respectively. Government and third party payors could also impose conditions on reimbursement, price controls and other conditions that must be met by patients prior to providing coverage for use of our products. For example, insurers may establish a “step-edit” system that requires a patient to utilize a lower price alternative product prior to becoming eligible for reimbursement of a higher price product. If government and third party payors do not provide adequate coverage and reimbursement levels for our products, or if price controls, prior authorization or step-edit systems are enacted, our royalties and/or product revenue will suffer. Also, potential revenue based on sales to Federal government customers, including the Departments of Veterans Affairs and Defense, will be limited given that Intermezzo will be subject to statutory price constraints that apply to innovator products (those approved by the FDA under NDAs). In addition, we are subject to the requirements of the Medicaid Drug Rebate Program, the Public Health Service's 340B drug pricing discount program, the Medicare Part D Coverage Gap Discount Program, and other regulatory requirements including an Affordable Care Act requirement that manufacturers of branded prescription drugs pay an annual fee to the Federal government. Each manufacturer's fee is calculated based on the dollar value of its sales to certain federal programs and the aggregate dollar value of all branded prescription drug sales by covered manufacturers. A manufacturer's fee will be its prorated share of the industry's total fee obligation (approximately $2.8 billion in 2013 and set to increase in following years), based on the ratio of its sales to the total sales by manufacturers to these same programs. We cannot predict our share of this fee because it will be determined in part on other entities' sales to the relevant programs.
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
Our products will be subject to ongoing regulatory requirements and may face regulatory or enforcement action.
Our products, together with related third party manufacturing facilities and processes, post-approval clinical data, and advertising and promotional activities for the product, will be subject to significant review, oversight and ongoing and changing regulation by the FDA. Failure to comply with regulatory requirements may subject us, or Purdue Pharma or other collaborators, to administrative and judicially-imposed sanctions. These may include warning letters, adverse publicity, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production, refusal to approve pending product marketing applications, import alerts placing a hold on the importation of drug products and drug substances, and withdrawal of product approvals. Even if we receive regulatory approval to market a particular product candidate, the approval could be conditioned on our conducting additional costly post-approval studies or could limit the indicated uses included in our labeling. The FDA has the authority to require certain post-market studies, including post-market studies to further evaluate the safety of the drug and the use of the drug in certain patient populations, including pediatric and geriatric populations. For example, as part of the approval of Intermezzo, the FDA required us to conduct a post-market study of the ability of patients to comply with our dosing instructions in an actual-use setting. Moreover, the product may later be found to cause adverse effects that limit or prevent its widespread use, force us or our marketing partner to withdraw it from the market or impede or delay the ability to obtain regulatory approvals in additional countries. The FDA also requested that all manufacturers of sedative-hypnotic pharmaceutical products modify their product labeling to include strong language concerning potential risks. These risks include severe allergic reactions and complex sleep-related behaviors, which include sleep-driving. The FDA also recommended that pharmaceutical manufacturers of sedative-hypnotics conduct clinical studies to investigate the frequency with which sleep-driving and other complex behaviors occur in association with individual drug products, and to deliver to the FDA information related to the effect, if any, their drug products may have on next day driving safety. Our ongoing regulatory requirements may also change from time to time, potentially harming or making costlier our commercialization efforts. For example, in January 2013, the FDA required the manufacturers of certain zolpidem-based prescription sleep aids other than Intermezzo to reduce the recommended dose for such products. Although we were not subject to such mandatory dose reduction, we cannot guarantee that our existing regulatory requirements will not change and consequently harm our business.
If manufacturers supplying our products fail to produce in the volumes and quality that are required on a timely basis, or to comply with stringent regulations applicable to pharmaceutical manufacturers, there may be delays in the commercialization of or an inability to meet demand for Intermezzo or delays in the development of future product candidates, if any, and we may lose potential revenue.
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
The realization of any of the risks described here would have a significant impact on Purdue Pharma's commercialization efforts for Intermezzo, or our ability to generate revenue under the Collaboration Agreement. In the event we commercialize Intermezzo outside the U.S. territory, we would likely also rely on the same key manufacturers and suppliers as Purdue Pharma intends to use to commercialize Intermezzo in the U.S. territory.
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
Any of these factors could cause the delay or suspension of commercialization of our products, hinder or delay future regulatory submissions and/or required regulatory approvals, or entail higher costs or result in an inability to effectively commercialize our products. Furthermore, if manufacturers fail to deliver the required commercial quantities of raw materials, including the active pharmaceutical ingredient, key excipients or finished product on a timely basis and at commercially reasonable prices, we or our strategic partners, including Purdue Pharma, would be unable to meet demand for our products and we would lose potential revenue.
The commercial success of our products depends, in part, on meeting the conditions for market exclusivity under Section 505 of the Federal Food, Drug and Cosmetic Act, or FFDCA.
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
In connection with the approval of the Intermezzo NDA, the FDA has granted three years of Hatch-Waxman marketing exclusivity for Intermezzo. Under this form of exclusivity, the FDA is precluded from approving an abbreviated new drug application (ANDA) for a generic of Intermezzo, i.e., a product candidate that the FDA views as a therapeutically equivalent drug product having the same conditions of use as Intermezzo (for example, the same labeling, the same dosage form and route of administration, the same strength and the same bioavailability as Intermezzo). Marketing exclusivity for Intermezzo also precludes the FDA from approving 505(b)(2) applications for proposed drug products having the same or similar conditions of use as Intermezzo, including applications that rely on Intermezzo as the reference product. The exclusivity lasts for a period of three years from the date of Intermezzo approval, or until November 2014, though the FDA may accept and commence review of ANDAs and 505(b)(2) NDAs during the three-year period. However, the three-year exclusivity period may not prevent FDA from approving an original NDA that relies only on its own data to support the approval. In addition, we have received multiple notifications of ANDA filings for generic versions of Intermezzo. See "Legal Proceedings." An ANDA with a Paragraph IV certification indicates that the ANDA applicant is seeking approval for a generic version of Intermezzo and is challenging the enforceability of one or more of the drug product or method of use patents that claim Intermezzo.
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
Intermezzo may never receive regulatory approval outside of the United States.
In order to market and commercialize Intermezzo outside of the United States, we and any future partners or acquirors of Intermezzo must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional pre-clinical studies and clinical trials and additional administrative review periods. For example, European regulatory authorities generally require clinical testing comparing the efficacy of the new drug to an existing drug prior to granting approval. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed in this “Risk Factor” section regarding FDA approval in the United States, as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.
We may face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for our products.
The use of a product candidate, including TO-2070, in preclinical or clinical trials and the sale of any products for which we obtain marketing approval, including Intermezzo, exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. We are also obligated under certain circumstances to indemnify suppliers and others with whom we have contractual relationships for product liability claims such entities might incur with respect to our products and product candidates. Regardless of merit or eventual outcome, liability claims may result in:

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
We are highly dependent on the principal members of our management and scientific staff, including but not limited to Glenn A. Oclassen, our President and Chief Executive Officer, Nikhilesh N. Singh, Ph.D., our Senior Vice President and Chief Scientific Officer, and John A. Kollins, our Senior Vice President and Chief Business Officer. The competition for skilled personnel among biopharmaceutical companies in the San Francisco Bay Area is intense and the employment services of our scientific, management and other executive officers may be terminated at-will. If we lose one or more of these key employees, our ability to implement and execute our business strategy successfully could be seriously harmed. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in the biopharmaceutical industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully.
The commercial success, if any, of our products depends, in part, on certain patent rights and rights we are seeking or may seek through certain patent applications.
The potential commercial success of Intermezzo depends in part on patents that have been issued to us from the U.S. Patent and Trademark Office, or USPTO, covering the formulation and use of Intermezzo that expire no earlier than February 2025. In addition, we have pending certain foreign equivalent patent applications. We may also seek patents related to TO-2070.
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in foreign countries. Even if patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, the active, and many of the inactive, ingredients in Intermezzo, including generically manufactured zolpidem, has been known in the pharmaceutical art for many years. The zolpidem composition of matter is no longer subject to patent protection. Accordingly, certain of our patents for Intermezzo are directed to particular formulations for delivering zolpidem. Although we believe our formulation and the use of Intermezzo are patentable, and such patents have the potential to provide a competitive advantage, these patents may not prevent others from marketing formulations using the same active and inactive ingredients in similar but different formulations. Additionally, from time to time, we may become aware of one or more third party patents that relate to our product candidates. For example, we are aware of a third party patent that relates to methods and devices for delivering DHE to migraine patients. Should a license to such a third party patent become necessary, we cannot predict whether we or our partner(s) would be able to obtain a license, or if a license were available, whether it would be available on commercially reasonable terms. While there can be no certainty as to the outcome of any litigation, we believe if such patent is asserted against us, we have valid defenses to such a claim. However, if such patent has, or other third party patents that we may become aware of have, a valid claim relating to our use of a product or product candidate, and a license under the applicable patent is unavailable on commercially reasonable terms, or at all, our ability to commercialize our products may be impaired or delayed, which could in turn significantly harm our business.
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
Generic drug manufacturers routinely initiate challenges during the Hatch-Waxman marketing exclusivity period. We have received multiple notifications of ANDA filings for generic versions of Intermezzo. See “Legal Proceedings.” If we or Purdue Pharma initiate timely patent litigation against a generic or 505(b)(2) sponsor who seeks to challenge one or more of the patents that claim Intermezzo, we would be entitled to a regulatory stay that prohibits final approval of the generic or 505(b)(2) product for 30 months from the date we receive notice of the challenge to our patents. That stay may be terminated if we or Purdue Pharma do not succeed in maintaining litigation against the generic or 505(b)(2) applicant. In addition, if a generic or 505(b)(2) applicant formulates around our patents, we may not be able to initiate Hatch-Waxman patent litigation and, as a result, there would be no 30 month regulatory stay on FDA's ability to give final approval to the generic or 505(b)(2) application.
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
Failure to obtain effective patent protection for Intermezzo or TO-2070 would allow for products to be marketed by competitors that would undermine sales, marketing and collaboration efforts for our product candidates, and reduce or eliminate our revenue. In addition, both the patent application process and the process of managing patent disputes can be time consuming and expensive.

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
In the event a competitor infringes upon one of our patents or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from management. Under the Collaboration Agreement, Purdue Pharma has the right, but not the obligation, to bring action against a party engaged in infringement of our patents covering Intermezzo, and we are required to share 40% of the costs related to all such actions up to an aggregate cap of $1.0 million per calendar year and $4.0 million over the term of the agreement. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others. For example, we have received multiple notifications of ANDA filings referencing Intermezzo. See "Legal Proceedings."
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
There are a number of reasons why we might fail to meet financial guidance or other expectations about our business, including, but not limited to, the following:

•	the failure of our strategic initiatives to enhance stockholder value or delay in the consummation of a strategic transaction or liquidation;

•	the effectiveness of the sales, marketing and distribution efforts by Purdue Pharma in the United States and overall success of Purdue Pharma's commercialization efforts in the United States;

•	delays or unexpected changes in Purdue Pharma's plan to invest in and support the sales and marketing of Intermezzo;

•	unexpected difficulties in Purdue Pharma's efforts to commercialize Intermezzo in the United States;

•	lower than expected pricing and reimbursement levels, or no reimbursement at all, for Intermezzo in the United States;

•	the use of currently available sleep aids that are not approved to be taken in the middle of the night;

•	negative developments or setbacks in our efforts to seek marketing approval for Intermezzo outside of the United States;

•	FDA approval of generic versions of Intermezzo or negative developments in any ongoing ANDA proceedings;

•	current and future competitive products that have or obtain greater acceptance in the market than Intermezzo;

•	if only a subset of or no affected patients respond to therapy with Intermezzo or future products, if any;

•	negative publicity about the results of our clinical studies, or those of others with similar or related products may reduce demand for Intermezzo or future products, if any;

•	the inability to sell a product at the price we expect; or

•	the inability to supply enough product to meet demand.

If we fail to meet our revenue and/or expense projections and/or other financial guidance for any reason, our stock could decline in value.

Our stock price is volatile.
The market price of our common stock is subject to significant fluctuations. During the 12-month period ended December 31, 2013, the sales price of our common stock on The NASDAQ Global Market ranged from a high of $6.77 in February 2013 to a low of $2.52 in August 2013. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. The volatility of the market price of our common stock is exacerbated by the low trading volume of our common stock and the high proportion of our shares held by insiders. Some of the factors that may cause the market price of our common stock to fluctuate include:

•
announcements related to our strategic transaction process including but not limited to a potential business combination, collaboration arrangements or liquidation of Transcept, and the timing thereof;

•
the perception of our prospects for successful commercialization of Intermezzo by Purdue Pharma, and further development of TO-2070, including the costs associated with development and commercialization;

•	announcements by us or Purdue Pharma regarding the commercialization and/or marketing efforts of Intermezzo or by us regarding the development efforts of TO-2070;

•	the termination by Purdue Pharma of the Collaboration Agreement, the termination by SNBL of the License Agreement, or the termination of other future collaboration, partnering or license agreements;

•	the failure of our products to achieve commercial success, including due to competition from generic versions, or the perception by investors that commercial success may not be achieved;

•	issues in manufacturing our products;

•	the entry into any in-licensing agreements securing licenses, patents or development rights;

•	the results of any future preclinical trials of TO-2070;

•	the entry into, or termination of, key agreements, including additional commercial partner agreements;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend our intellectual property rights or defend against the intellectual property rights of others;

•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	adverse publicity relating to the insomnia or migraine market, including with respect to other products and potential products in such markets;

•	the introduction of technological innovations or new therapies that compete with our potential products;

•	the loss of key employees;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	changes in the structure of health care payment systems, including changes to prescription drug reimbursement levels; and

•	period-to-period fluctuations in financial results.

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
The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our stock. As of December 31, 2013, we had research coverage by four securities analysts. If any of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research regarding us or our business model, technology or stock performance, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of our stock price.
Future sales of our common stock may cause our stock price to decline and impede our ability to raise capital.
Our executive officers and directors beneficially own or control approximately 14.4% of our approximately 18.8 million outstanding shares of common stock as of December 31, 2013 and an additional 11.1% is beneficially owned by a venture capital firm in which one of our directors is a partner.
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
If any such sales occur, are expected to occur or a large number of our shares are sold in the public market, the trading price of our common stock could decline. Further, any such decline or expectation could impede our ability to raise capital in the future through the sale of equity securities under terms that are favorable to us, or at all.
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
Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require an annual management assessment of the effectiveness of our internal control over financial reporting and, depending on our public float, a report by our independent registered public accounting firm attesting to the effectiveness of our internal control over financial reporting at the end of the fiscal year. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot in the future favorably assess, or, if required, our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.
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
In addition, we are exploring a range of alternatives to enhance stockholder value, including but not limited to a sale of Transcept, a business combination or collaboration, joint development and partnership opportunities, a distribution of all or a significant amount of cash to stockholders, and liquidation of the Company. Our strategic process is both active and ongoing and includes a range of interactions with transaction counterparties. We believe it is in our stockholders' best interest to allow sufficient opportunity to pursue and consummate one or more such transactions and to consider additional alternatives that may materialize in the near future, before making a decision regarding a liquidation of the Company. The provisions described above may prevent us from successfully pursuing such a strategic transaction, which may therefore result in a liquidation of the Company.
Furthermore, in September 2013, our board of directors adopted the Tax Benefit Preservation Plan to help preserve the value of our net operating losses and other deferred tax benefits. At December 31, 2013, we had cumulative NOLs of approximately $97 million, which NOLs can be utilized in certain circumstances to offset future U.S. taxable income. The Tax Benefit Preservation Plan is intended to act as a deterrent to any person acquiring sufficient shares of our common stock to jeopardize the value of the NOLs; however, it was not adopted as an anti-takeover measure, and once the deferred tax assets have been fully used, our board of directors intends to terminate the Tax Benefit Preservation Plan.
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
Our operational headquarters is located in Point Richmond, California, where we lease approximately 11,600 square feet of space under a lease that expires in August 2014. Approximately 3,000 square feet of the Point Richmond space is product development laboratory space and the remainder is general office space.
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

In August 2012, August 2012, September 2012, and October 2012, respectively, we joined Purdue Pharma in filing actions against Actavis, Watson and certain of their affiliates, Novel, and the Par Entities, in each action alleging patent infringement and seeking injunctive and other relief. In December 2012, we and Purdue Pharma agreed to voluntarily dismiss the action against Watson without prejudice following its withdrawal of its ANDA application on November 28, 2012. On December 20, 2012, a court order was entered to such effect. The dismissal of Watson's ANDA had no effect on the ANDA filed by Actavis, a wholly owned subsidiary of Watson Pharmaceuticals, Inc. After receiving the supplemental notifications referenced above, we and Purdue Pharma amended our pending complaints against Actavis and Novel to also allege infringement of the '131 and '809 patents, as well as the '628 patent previously asserted against those companies. The actions against the Par Entities alleged infringement of the '131 and '809 patents. In September 2013, we and Purdue Pharma agreed to voluntarily dismiss the action against one of the two Par Entities, Par Formulations Private Ltd., following that Par Entity’s withdrawal of its ANDA. The action against the other Par Entity, Par Pharmaceutical, Inc., remains pending and continues to allege infringement of the ‘131 and ‘809 patents. In April 2013, we joined Purdue Pharma in filing an action against Dr. Reddy's, alleging patent infringement of the '628, '131, and '809 patents, and seeking injunctive and other relief. The New Jersey court has consolidated our actions against each of the above-referenced generic companies into a single action.
In August 2013, we joined Purdue Pharma in filing two actions against TWi. The first action against TWi was filed on August 20, 2013 in the U.S. District Court for the District of New Jersey, and the second action against TWi was filed on August 22, 2013 in the U.S. District Court for the Northern District of Illinois. Each action alleges patent infringement of the ‘131 and ‘809 patents, and seeks injunctive and other relief. On October 17, 2013, TWi filed answers and counterclaims in both New Jersey and Illinois, in both cases seeking declarations of non-infringement and invalidity as to the ‘945, ‘628, ‘131, and ‘809 patents, as well as other relief. On January 13, 2014, the Illinois action against TWi was stayed pending dismissal of the New Jersey action against TWi, or further order of the Illinois court. On January 24, 2014, we and Purdue provided TWi with a covenant not to sue TWi based on its current ANDA formulation under the ’945 or ’628 patents, and on February 28, 2014, we and Purdue filed a motion to dismiss TWi’s counterclaims pertaining to the ’945 or ’628 patents based on the tendering of that covenant not to sue. TWi has stated that it intends to oppose that motion.
On February 26, 2014, the New Jersey court consolidated our action against TWi with the existing consolidated action referenced above against Actavis, Novel, Par Pharmaceutical, and Dr. Reddy’s.
Patent Term Adjustment Suit
In January 2013, we and Purdue Pharma filed suit in the Eastern District of Virginia against the USPTO in connection with certain changes to the Leahy-Smith America Invents Act. We and Purdue Pharma are seeking recalculation of the patent term adjustment of the '131 Patent. Purdue Pharma has agreed to bear the costs and expenses associated with this litigation. In June of 2013, the judge granted a joint motion to stay the proceedings pending a final decision on appeal by the Federal Circuit in Exelixis, Inc. v. Rea, No. 2013-11 75 (Fed. Cir.), and Exelixis, Inc. v. Rea, No. 2013-11 98 (Fed. Cir.).
Derivative Suit
In October 2013, one of our stockholders, Retrophin, Inc., filed a purported derivative suit against our Board of Directors in the Court of Chancery of the State of Delaware purporting to assert claims on behalf of Transcept, and alleging that our Board of Directors approved and paid excessive compensation to our directors. In January 2014, this case was dismissed by the Court of Chancery following Retrophin's voluntary submission of a stipulated order of dismissal.
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

	Sales Price
	High	Low
Year ended December 31, 2012
First quarter	$10.59	$7.77
Second quarter	$12.99	$5.81
Third quarter	$6.81	$5.09
Fourth quarter	$5.56	$4.10
Year ended December 31, 2013
First quarter	$6.77	$4.50
Second quarter	$5.09	$2.81
Third quarter	$3.90	$2.52
Fourth quarter	$3.90	$3.03
On January 30, 2009, Novacea completed a business combination with TPI. Novacea securities listed on The NASDAQ Global Market, trading under the ticker symbol “NOVC,” were suspended for trading as of the close of business on Friday, January 30, 2009 and trading of Transcept securities on The NASDAQ Global Market under the ticker symbol “TSPT” commenced on Monday, February 2, 2009.
The closing price of our common stock as reported by The NASDAQ Global Market on March 12, 2014 was $3.21 per share. As of March 12, 2014, there were approximately 45 holders of record of our common stock.
Dividend Policy
No dividends have been declared or paid on our common stock. We do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future, other than pursuant to any strategic transactions we may undertake.
Recent Sales of Unregistered Securities
We did not sell any unregistered securities during the fourth quarter of fiscal 2013.
Issuer Purchases of Equity Securities
There were no repurchases of our common stock during the fourth quarter of fiscal 2013.

Performance Graph
Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s Common Stock to the cumulative total return of the NASDAQ Composite Index and the NASDAQ Biotech Index for the period commencing on December 31, 2008 and ending on December 31, 2013.
The graph assumes that $100 was invested in the Company’s Common Stock, the NASDAQ Composite Index and the NASDAQ Biotech Index on December 31, 2008 and that all dividends were reinvested the date of payment without payment of any commissions. We have not declared or paid any dividends on our common stock. The performance of our common stock shown in the graph below represents past performance and should not be considered an indication of future performance.
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

	For the year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statements of operations data
Net revenue	$(5,074)	$9,597	$19,694	$12,500	$5,208
Operating expenses:
Research and development	6,904	11,191	11,273	10,684	9,005
General and administrative	12,431	10,263	12,185	11,038	16,050
Merger related transaction costs	—	—	—	—	2,224
Goodwill impairment	2,962	—	—	—	—
Total operating expenses	22,297	21,454	23,458	21,722	27,279
Loss from operations	(27,371)	(11,857)	(3,764)	(9,222)	(22,071)
Interest and other income (expense), net	(75)	(159)	(116)	(81)	271
Net loss	$(27,446)	$(12,016)	$(3,880)	$(9,303)	$(21,800)
Basic and diluted net loss per share attributable to common stockholders	$(1.46)	$(0.70)	$(0.29)	$(0.69)	$(1.79)
Weighted average common shares outstanding	18,772	17,052	13,534	13,416	12,166
	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Selected Balance Sheet Data
Cash, cash equivalents, marketable securities and restricted cash	$70,245	$85,475	$62,562	$68,171	$89,102
Total assets	73,670	98,056	69,151	73,807	95,218
Working capital	71,699	92,303	62,498	59,775	74,293
Common stock and additional paid-in capital	211,276	207,496	165,817	160,023	157,943
Accumulated deficit	(139,556)	(112,110)	(100,094)	(96,214)	(86,911)
Total stockholders’ equity	71,742	95,393	65,752	63,811	71,071

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Company Overview

We are a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the field of neuroscience. We have one commercial product, Intermezzo® (zolpidem tartrate) sublingual tablet C-IV for the treatment of insomnia related to middle-of-the-night awakenings, and our lead product candidate is TO-2070, a novel, rapidly absorbed treatment for acute migraine incorporating dihydroergotamine (DHE) as the active drug.
Strategic Initiatives and Process
In 2013, we engaged a financial and strategic advisor to explore a range of alternatives to enhance stockholder value, including but not limited to a sale of Transcept, a business combination or collaboration, joint development and partnership opportunities, a distribution of all or a significant amount of cash to stockholders, and liquidation of the Company. Our strategic process is both active and ongoing and includes a range of interactions with transaction counterparties. We believe it is in our stockholders' best interest to allow sufficient opportunity to pursue and consummate one or more such transactions and to consider additional alternatives that may materialize in the near future, before making a decision regarding a liquidation of the Company.
In connection with our strategic process, we have implemented operating cost reductions and organizational restructuring, including a recent reduction in our workforce, to reduce overall cash burn and facilitate our pursuit of strategic initiatives. We continue to work with Purdue Pharmaceuticals L.P., or Purdue Pharma, our U.S. marketing partner for Intermezzo, to develop and implement strategies to maximize the value of Intermezzo. We intend to continue to develop TO-2070 through the completion of preclinical safety studies, but given the timing of our current strategic process as described herein, we do not currently intend to initiate a Phase 1 human pharmacokinetic study.

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

We began earning royalty revenue during 2012, upon commercial launch of Intermezzo in April 2012. We earned $1.7 million and $0.8 million for the years ended December 31, 2013 and 2012, respectively. In December 2013, Purdue Pharma notified us that it intends to discontinue use of the Purdue sales force to actively market Intermezzo to healthcare professionals during the first quarter of 2014.
On November 21, 2012, we agreed to contribute $10.0 million to Purdue Pharma's $29.0 million national direct-to-consumer advertising campaign, including digital, print and television advertising to support Intermezzo commercialization. We initially recorded the $10.0 million payment to Purdue Pharma as a prepaid expense. We are recognizing this payment as an offset against revenue as the advertising costs are incurred. At December 31, 2013, Purdue Pharma estimates that approximately $1.8 million of the Company's original contribution will be returned due to reduced overall DTC campaign spending. Accordingly, $1.8 million is recorded as a receivable at December 31, 2013.
For the years ended December 31, 2013 and 2012, this revenue offset totaled $6.8 million and $1.4 million. There are no prepaid advertising costs at December 31, 2013.
TO-2070: a developmental product candidate for migraine treatment
In September 2013, we entered into the License Agreement with Shin Nippon Biomedical Laboratories Ltd., or SNBL, pursuant to which SNBL granted us an exclusive worldwide license to commercialize SNBL's proprietary nasal drug delivery technology to develop TO-2070. We are developing TO-2070 as a treatment for acute migraine using SNBL’s proprietary nasal powder drug delivery system. Under the License Agreement, we are required to fund, lead and be responsible for product development, preparing and submitting regulatory filings and obtaining and maintaining regulatory approval with respect to TO-2070. Pursuant to the License Agreement, we have incurred an upfront nonrefundable technology license fee of $1.0 million, and we are also obligated to pay:

•	up to $6.5 million upon the occurrence of certain development milestones, including NDA approval of TO-2070 by the FDA,

•	up to $35.0 million in commercialization milestone payments tied to the achievement of specified annual sales levels of TO-2070, and

•	tiered, low double-digit royalties on annual net sales of TO-2070.
We intend to continue to develop TO-2070 through the completion of preclinical safety studies, but given the timing of our current strategic process as described herein, we do not currently intend to initiate a Phase 1 human pharmacokinetic study.
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
Net Loss and Profitability

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including contract manufacturing and clinical trials. As of December 31, 2013, we had an accumulated deficit of $139.6 million. Our net loss for the years ended December 31, 2013, 2012, and 2011 was $27.4 million, $12.0 million, and $3.9 million, respectively. As of December 31, 2013, we had cash, cash equivalents, and marketable securities of $70.0 million and working capital of $71.7 million.

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

Financial Operations Overview
Net revenue

We began earning royalty revenue upon commercial launch of Intermezzo in April 2012. Royalty revenue earned during the years ended December 31, 2013 and 2012 was $1.7 million and $0.8 million, respectively. Royalty revenue is derived from net sales of Intermezzo generated by Purdue Pharma to wholesalers. Royalty revenue was offset by $6.8 million and $1.4 million for the years ended December 31, 2013 and 2012, respectively, related to a $10.0 million contribution by Transcept in December 2012 to the Intermezzo DTC advertising campaign. Revenue during 2012 also included a $10.0 million milestone payment under our Collaboration Agreement with Purdue Pharma for the listing of our method-of-use patents in the FDA's Orange Book.

Through June 30, 2011, we recognized revenue from the $25 million non-refundable license fee ratably over an estimated 24-month period beginning in August 2009 and ending in July 2011 as this represented the estimated period during which we had significant participatory obligations under the Collaboration Agreement. During the quarter ended September 30, 2011, we re-assessed the time period over which the remaining $1.04 million of deferred revenue at June 30, 2011 was recognized, and we recorded the remaining revenue through November 30, 2011, based on FDA approval of Intermezzo and the completion of our participatory obligations under the Collaboration Agreement. The revenue recognized in connection with the license fee during the year ended December 31, 2011 was $7.3 million. There was no similar license fee during 2013 or 2012. During the fourth quarter of 2011, we received a $10 million milestone payment under our Collaboration Agreement with Purdue Pharma for the listing of our formulation patents in the FDA's Orange Book. We have no additional performance obligations under the Collaboration Agreement related to these milestone payments. Revenue during 2011 also included $1.7 million for reimbursement of certain manufacturing-related costs.

Research and Development Expense

Research and development expense represented approximately 31%, 52% and 48% of total operating expenses for the years ended December 31, 2013, 2012, and 2011, respectively. Research and development costs are expensed as incurred. Research and development expense consists of expenses incurred in identifying, researching, developing and testing product candidates. These expenses primarily consist of the following:

•	salaries, benefits, travel and related expense for personnel associated with research and development activities;

•	fees paid to professional service providers for services related to the conduct and analysis of pre-clinical and clinical trials;

•	contract manufacturing costs for formulations used in clinical trials and pre-commercial manufacturing and packaging costs;

•
fees paid to consultants to evaluate product in-licensing or acquisition opportunities, to advise us on the development of internally generated new product concepts, the development of TO-2070 and the wind down of TO-2061;

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

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012
The following table summarizes results of operations with respect to the items set forth below for the years ended December 31, 2013 and 2012, in thousands, together with the percentage change in those items.

	Year ended December 31,
			Favorable	%
	2013	2012	(Unfavorable)	Change
Net revenue	$(5,074)	$9,597	$(14,671)	(153)%
Research and development expense	6,904	11,191	4,287	38%
General and administrative expense	12,431	10,263	(2,168)	(21)%
Goodwill impairment	2,962	—	(2,962)	—
Net revenue
Negative net revenue of $5.1 million for the year ended December 31, 2013 consisted of $1.7 million in royalty revenue offset by $6.8 million of advertising expense paid to Purdue Pharma. In December 2012, we contributed $10.0 million to Purdue Pharma's Intermezzo direct-to-consumer advertising campaign. This contribution is recognized as an offset against revenue as the advertising costs are incurred. Revenue recorded for the year ended December 31, 2012 consisted of a $10.0 million milestone payment under our Collaboration Agreement with Purdue Pharma for the listing of our method of use patent in the FDA's Orange Book; $0.8 million of Intermezzo royalty revenue; and $0.2 million representing a non-refundable payment from Purdue Pharma and an associated company for the right to negotiate for the commercialization of Intermezzo in Mexico and Canada partially offset by $1.4 million of advertising expense paid to Purdue Pharma.
Research and Development Expense
Research and development expense decreased 38% to $6.9 million for the year ended December 31, 2013 from $11.2 million for the comparable period in 2012. The decrease of approximately $4.3 million is primarily attributable to:

•	$6.4 million reduction due to the winding down of the TO-2061 development program, which was terminated in December 2012; and

•	$0.9 million reduction in personnel costs and associated travel and entertainment due to a significant reduction in staff.
These decreases were partially offset by:

•	$2.5 million of expense associated with our TO-2070 project; and

•	$0.5 million of severance, related benefit and stock option modification expense related to the January and November 2013 reductions in force.
General and Administrative Expense
General and administrative expense has increased by 21% to $12.4 million for the year ended December 31, 2013 from $10.3 million for the comparable period in 2012. The increase of approximately $2.1 million is primarily attributable to:

•	$1.2 million increase in professional fees, primarily associated with ANDA patent litigation and a special shareholder meeting;

•	$0.6 million of severance, related benefit and stock option modification expense related to the January and November 2013 reductions in force; and

•	$0.3 million of increased non-cash stock option compensation.
Goodwill impairment
We recorded a goodwill impairment charge of $3.0 million during the year ended December 31, 2013. During the second quarter of 2013, several events occurred which indicated that the carrying amount of goodwill exceeded the fair value of the reporting unit, including:

•	the approximately 30% decline in Intermezzo prescriptions at June 30, 2013 from the peak of the direct-to-consumer ("DTC") advertising campaign, which was substantially completed in April 2013; and

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
The following table summarizes results of operations with respect to the items set forth below for the years ended December 31, 2012 and December 31, 2011, in thousands, together with the percentage change in those items.

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
Liquidity and Capital Resources
At December 31, 2013, we had cash, cash equivalents and marketable securities of $70.0 million.

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
Purdue Pharma launched Intermezzo in April 2012 and we began recognizing royalty revenue during the second quarter of 2012.
The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2013	2012	2011

Net cash used in operating activities	$(14,817)	$(15,205)	$(5,707)
Net cash (used in) provided by investing activities	(15,061)	5,170	1,266
Net cash provided by financing activities	445	38,744	1,380
Net Cash Used in Operating Activities
Net cash used in operating activities for the years ended December 31, 2013, 2012 and 2011 was $14.8 million, $15.2 million and $5.7 million, respectively. Net cash used in operating activities during each of these years consisted primarily of our net loss adjusted for non-cash items such as depreciation, amortization, stock-based compensation charges, goodwill impairment and non-cash interest expense, as well as net changes in working capital. Net changes in working capital during 2011 included $7.3 million of revenue recognition resulting in a decrease in deferred revenue. Net cash used in operating activities was partially offset during 2012 and 2011 by a $10 million milestone payment received in each year from Purdue Pharma in accordance with our Collaboration Agreement.
Net Cash Used in or Provided by Investing Activities
Net cash used in investing activities was $15.1 million for the year ended December 31, 2013. Net cash provided by investing activities was $5.2 million and $1.3 million for the years ended December 31, 2012, and 2011, respectively. Net cash used by investing activities during 2013 was primarily attributable to purchases of marketable securities, net of maturities. Net cash provided by investing activities during 2012 and 2011 was primarily attributable to maturities of marketable securities, net of purchases. Uses of cash in investing activities in all periods included net purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities during the year ended December 31, 2013, 2012 and 2011 was $0.4 million, $38.7 million and $1.4 million, respectively. On May 1, 2012 we completed a public offering of 4.5 million shares of our common stock at a public offering price of $9.00 per share. Net proceeds to us from the public offering were approximately $37.7 million after deducting underwriting discounts and commissions and offering expenses. Net cash provided by financing activities during each of the years also included common stock issuances in connection with stock option exercises.
Capital Resources
We expect our cash, cash equivalents, and marketable securities of $70.0 million at December 31, 2013, will be sufficient to satisfy our liquidity requirements for at least the next twelve months. We believe our investments in cash equivalents and marketable securities are highly rated and highly liquid.
While we are exploring a range of alternatives to enhance stockholder value, including a sale of Transcept, a business combination, collaboration, joint development and partnership opportunities, and distribution of all or a significant amount of cash to our stockholders, our operating plan may change or ability to consummate a transaction or liquidation may be delayed. However, if our current operating plans change, we will require substantial additional funding to operate. As such, our future capital requirements will depend on many factors, including:

•	our ability to identify and consummate a strategic transaction or liquidate the company;

•	the timing and nature of any strategic transactions that we undertake including, but not limited to, potential joint developments or partnerships;

•	the ability of Purdue Pharma to successfully commercialize Intermezzo in the United States;

•	the level of Purdue Pharma's commercialization efforts with respect to Intermezzo;

•	whether, as a result of our strategic and financial review with Leerink Swann LLC, we enter into a partnership or business combination, or return capital to our stockholders;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including in connection with ANDA proceedings relating to Intermezzo;

•	the cost of conducting preclinical trials, but not initiating a Phase 1 human pharmacokinetic study, with respect to TO-2070;

•	the timing and amount of milestone and royalty payments to SNBL under the License Agreement for TO-2070;

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

Additional funding may not be available at the time needed on commercially reasonable terms, if at all.

Off-Balance Sheet Arrangements
Since inception, we have not engaged in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.
Contingencies
There are no legal proceedings or other matters as of December 31, 2013 that are expected to have a material adverse effect on our financial position, results of operations or cash flows.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2013 consists of $0.1 million of future minimum lease payments under an operating lease for 11,600 square feet of space used for our current corporate facilities in Point Richmond, California. The lease terminates on August 31, 2014.

Recently Adopted Accounting Standards
None.

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

Clinical Trials
We accrue and expense costs for clinical trial activities performed by third parties, including clinical research organizations and clinical investigators, based upon estimates made of the work completed as of the reporting date, in accordance with agreements established with contract research organizations and clinical trial sites and the agreed upon fee to be paid for the services. We determine these estimates through discussion with internal personnel and outside service providers as to the progress or stage of completion of the trials or services. If the actual timing of performance of services or the level of effort varies from these estimates, the accrual will be adjusted accordingly. Costs of setting up clinical trial sites for participation in the trials are expensed as the activities are performed. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial and reduced by any initial payment made to the clinical trial site when the first patient is enrolled. We adjust the estimates as actual costs become known. Through December 31, 2013, differences between actual and estimated activity levels for any particular study have not been material. However, if management does not receive complete and accurate information from vendors or underestimates activity levels associated with a study at a given point in time, we would have to record additional and potentially significant research and development expenses in future periods.
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
Measurement and recognition of share-based compensation under ASC Topic 718 involve significant estimates and subjective inputs. The grant date fair value of stock option awards is determined using an option valuation model, such as the Black-Scholes model that we used, and the amount of expense recognized during the period is affected by many complex and subjective assumptions. These assumptions include estimates of our future volatility, employee exercise behavior, the expected term of the stock options, the number of options expected to ultimately vest, and the probability of achieving performance conditions, as applicable. Until the merger with Novacea, our stock did not have a readily available market. Consequently, expected future volatility is derived from the weighted average of our historical volatility post-merger and the historical volatilities of several unrelated public companies within the specialty pharmaceutical industry. When making the selection of our industry peer companies to be used in the volatility calculation, consideration is given to the stage of development, size and financial leverage of potential comparable companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant's expected life. The assumed dividend yield was based on our expectations of not paying dividends in the foreseeable future, other than pursuant to any strategic transactions we may undertake. The expected option term calculation incorporates historical employee exercise behavior and post-vesting employee termination rates. Prior to the year ended December 31, 2013, given our limited history to accurately estimate the expected lives for the various employee groups, we used the “simplified” method as provided by Staff Accounting Bulletin No. 107, Share Based Payment. The “simplified” method is calculated as the average of the time-to-vesting and the contractual life of the options. For 2013, we continued to use the "simplified" method, but including all data on our historical experience to date, adjusted for our vesting schedules. Stock-based compensation recorded in our Statements of Operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Estimated forfeitures may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. Share-based compensation is adjusted to reflect the value of options which ultimately vest as such amounts become known in future periods.
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
During the year ended December 31, 2013, there were no significant changes to the valuation models used for purposes of determining the fair value of Level 2 assets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is confined to cash, cash equivalents and marketable securities which have contractual maturities of eighteen months or less, bear interest rates at fixed rates and are denominated in, and pay interest in, U.S. dollars. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, maximization of investment performance and fiduciary control of cash and investments. Investments are classified as available-for-sale. We do not use derivative financial instruments in our investment portfolio. To achieve our goals, we invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying investments among a variety of high credit-quality issuers, including U.S. government agencies, corporate debt obligations, taxable and tax-exempt pre-refunded municipal debt obligations and money market funds. There is no limit to the percentage of investments that may be maintained in U.S. Treasury debt obligations, U.S. agency debt obligations, or SEC-registered money market funds. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity, and we regularly review our portfolio against our policy. A hypothetical 100 basis point increase in interest rates would result in an approximate $341,000 decrease in the fair value of our marketable securities at December 31, 2013.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Transcept Pharmaceuticals, Inc.
We have audited the accompanying consolidated balance sheets of Transcept Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcept Pharmaceuticals, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Redwood City, California
March 14, 2014

Transcept Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except for share and par value)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$9,935	$39,368
Marketable securities	60,110	45,907
Prepaid advertising	—	8,571
Prepaid and other current assets	3,382	920
Restricted cash	200	200
Total current assets	73,627	94,966
Property and equipment, net	43	128
Goodwill	—	2,962
Total assets	$73,670	$98,056
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$413	$1,001
Accrued liabilities	1,515	1,639
Other liabilities, short-term portion	—	23
Total current liabilities	1,928	2,663
Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Undesignated preferred stock: $0.001 par value; 4,000,000 and 5,000,000 shares authorized at December 31, 2013 and 2012, respectively; no shares issued and outstanding.	—	—
Series A Junior participating preferred stock: $0.001 par value; 1,000,000 shares authorized at December 31, 2013; no shares issued and outstanding at December 31, 2013. No shares were authorized, issued or outstanding at December 31, 2012.	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized; 18,842,388 and 18,676,396 shares issued and outstanding at December 31, 2013 and 2012, respectively.	19	19
Additional paid-in capital	211,257	207,477
Accumulated deficit	(139,556)	(112,110)
Accumulated other comprehensive income	22	7
Total stockholders’ equity	71,742	95,393
Total liabilities and stockholders’ equity	$73,670	$98,056
See accompanying notes.

Transcept Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Gross royalty revenue	$1,697	$776	$—
Gross license fee revenue	—	—	7,292
Gross milestone revenue	—	10,000	10,000
Gross other revenue	50	250	2,402
Advertising expense - Purdue Pharma	(6,821)	(1,429)	—
Net revenue	(5,074)	9,597	19,694
Operating expenses:
Research and development	6,904	11,191	11,273
General and administrative	12,431	10,263	12,185
Goodwill impairment	2,962	—	—
Total operating expenses	22,297	21,454	23,458
Loss from operations	(27,371)	(11,857)	(3,764)
Interest and other income (expense), net	(75)	(159)	(116)
Net loss	$(27,446)	$(12,016)	$(3,880)
Basic and diluted net loss per share	$(1.46)	$(0.70)	$(0.29)
Weighted average shares outstanding	18,772	17,052	13,534

Comprehensive loss:
Net loss	$(27,446)	$(12,016)	$(3,880)
Changes in unrealized gain (loss) on marketable securities	15	(22)	27
Comprehensive loss	$(27,431)	$(12,038)	$(3,853)
See accompanying notes.

Transcept Pharmaceuticals, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	13,450	$13	$160,010	$(96,214)	$2	$63,811
Exercise of options to purchase common stock	442	1	1,333	—	—	1,334
Employee stock purchase under Employee stock purchase plan	8	—	46	—	—	46
Stock-based compensation related to:
Employee stock option grants	—	—	3,677	—	—	3,677
Non-employee stock option grants	—	—	355	—	—	355
Employee stock purchase plan	—	—	22	—	—	22
Stock option modifications	—	—	351	—	—	351
Vested restricted stock	5	—	9	—	—	9
Net loss	—	—	—	(3,880)	—	(3,880)
Unrealized gain on marketable securities	—	—	—	—	27	27
Balance at December 31, 2011	13,905	14	165,803	(100,094)	29	65,752
Exercise of options to purchase common stock	266	—	1,069	—	—	1,069
Employee stock purchases under Employee stock purchase plan	5	—	28	—	—	28
Stock-based compensation related to:
Employee stock option grants	—	—	2,696	—	—	2,696
Non-employee stock option grants	—	—	187	—	—	187
Employee stock purchase plan	—	—	18	—	—	18
Stock option modifications	—	—	28	—	—	28
May 1, 2012 sale of common stock, net of offering costs of $2,848	4,500	5	37,648	—	—	37,653
Net loss	—	—	—	(12,016)	—	(12,016)
Unrealized loss on marketable securities	—	—	—	—	(22)	(22)
Balance at December 31, 2012	18,676	19	207,477	(112,110)	7	95,393
Exercise of options to purchase common stock	162	—	435	—	—	435
Employee stock purchases under Employee stock purchase plan	4	—	10	—	—	10
Stock-based compensation related to:
Employee stock option grants	—	—	3,028	—	—	3,028
Non-employee stock option grants	—	—	84	—	—	84
Employee stock purchase plan	—	—	6	—	—	6
Stock option modifications	—	—	217	—	—	217
Net loss	—	—	—	(27,446)	—	(27,446)
Unrealized gain on marketable securities	—	—	—	—	15	15
Balance at December 31, 2013	18,842	$19	$211,257	$(139,556)	$22	$71,742

See accompanying notes.

Transcept Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(27,446)	$(12,016)	$(3,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90	229	357
Stock-based compensation	3,335	2,929	4,405
Amortization of lease liability	—	(191)	(316)
(Gain) loss on disposals of fixed assets	(25)	—	2
Impairment of goodwill	2,962	—	—
Amortization of premium on available for sale securities	893	561	1,250
Changes in operating assets and liabilities:
Prepaid and other current assets	6,109	(6,211)	(2,023)
Other assets	—	38	770
Accounts payable	(588)	14	389
Accrued and other liabilities	(147)	(558)	631
Deferred revenue	—	—	(7,292)
Net cash used in operating activities	(14,817)	(15,205)	(5,707)
Investing activities
Purchases of property and equipment, net	20	(43)	(59)
Purchases of marketable securities	(69,811)	(41,037)	(52,175)
Maturities of marketable securities	54,730	46,250	53,500
Net cash (used in) provided by investing activities	(15,061)	5,170	1,266
Financing activities
Proceeds from issuance of common stock, net	445	38,744	1,380
Net cash provided by financing activities	445	38,744	1,380
Net (decrease) increase in cash and cash equivalents	(29,433)	28,709	(3,061)
Cash and cash equivalents at beginning of period	39,368	10,659	13,720
Cash and cash equivalents at end of period	$9,935	$39,368	$10,659
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$1	$5	$9
See accompanying notes.

Transcept Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
Transcept Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the field of neuroscience. The Company's lead development candidate is TO-2070, a novel, rapidly absorbed treatment for acute migraine incorporating dihydroergotamine (DHE) as the active drug, which Transcept intends to develop through the completion of preclinical safety studies, but currently not including the initiation of a Phase 1 human pharmacokinetic study. Intermezzo® (zolpidem tartrate) sublingual tablet C-IV is the first FDA approved Transcept product. Purdue Pharmaceutical Products L.P. (“Purdue Pharma”) holds commercialization and development rights for Intermezzo in the United States. The Company operates in one business segment.
In 2013, the Company engaged a financial and strategic advisor to explore a range of alternatives to enhance stockholder value, including but not limited to a sale of Transcept, a business combination or collaboration, joint development and partnership opportunities, a distribution of all or a significant amount of cash to stockholders, and liquidation of the Company. The strategic process is both active and ongoing and includes a range of interactions with transaction counterparties. Thus the Company believes it is in the best interest of the stockholders of the Company to allow sufficient opportunity to pursue and consummate one or more of such transactions, and to consider additional alternatives that may materialize in the near future, before making a decision regarding a liquidation of the Company.
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

Transcept Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (continued)

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
Long-Lived Assets
Long-lived assets include property and equipment. The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount or appraised value, as appropriate. Through December 31, 2013, there have been no such impairments.
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
During the second quarter of 2013, several events occurred that indicated that the carrying amount of goodwill exceeded the fair value of the reporting unit, including:

•	the approximately 30% decline in Intermezzo prescriptions at June 30, 2013 from the peak of the direct-to-consumer ("DTC") advertising campaign, which was substantially completed in April 2013; and

•
the May 2013 termination by Purdue of 90 contract sales representatives dedicated exclusively to promoting Intermezzo, resulting in reliance solely on Purdue's existing analgesics sales force of approximately 525 sales representatives.

As a result of these and other factors, the Company experienced a 37% decline in its stock price during the quarter ended June 30, 2013. The decline in stock price resulted in a market capitalization of approximately $56.7 million at June 30, 2013 which, when compared to the Company's stockholders' equity of $79.9 million, and in consideration of the early nature of ongoing internal research and development, the progress of new product search and evaluation efforts and the declining sales of Intermezzo, was an indication of impairment under step one of the goodwill impairment testing accounting guidance.
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
The impairment analysis indicated that the entire goodwill balance of approximately $3.0 million was impaired, which was recognized during the three-months ended June 30, 2013. No previous impairments of goodwill had been recognized by the Company.

Transcept Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (continued)

Revenue Recognition
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
Advertising
The Company expenses non-direct response advertising as incurred. Advertising expense consists of the Company's $10.0 million contribution to Purdue Pharma's national direct-to-consumer advertising campaign (the “Program”), including digital, print and television advertising to support Intermezzo commercialization. The Company initially recorded the $10.0 million payment to Purdue Pharma as a prepaid expense. This payment was recognized as the advertising costs were incurred. As this payment was made directly to Purdue Pharma, recognition of the expense is recorded as an offset to revenue. At December 31, 2013, Purdue Pharma estimates that approximately $1.8 million of the Company's original contribution will be returned due to reduced overall DTC campaign spending. Accordingly, $1.8 million is recorded as a receivable on the accompanying consolidated balance sheet and included in prepaid and other current assets at December 31, 2013.
For the years ended December 31, 2013 and 2012, the offset to revenue totaled $6.8 million and $1.4 million, respectively. There were no remaining prepaid advertising costs at December 31, 2013. Prepaid advertising costs at December 31, 2012 were $8.6 million.
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

Transcept Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (continued)

patient enrollment are accrued as patients are entered into the trial and reduced by any initial payment made to the clinical trial site when the first patient is enrolled.
Stock-Based Compensation
The Company records stock-based compensation of stock options granted to employees and directors and of employee stock purchase plan shares by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizing the fair value of the stock based awards granted over the applicable vesting period. The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future, other than pursuant to any strategic transactions it may undertake. The expected option term calculation incorporates historical employee exercise behavior and post-vesting employee termination rates. Prior to the year ended December 31, 2013, the weighted-average expected life of the options was calculated using the simplified method as prescribed by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107 and No. 110 (“SAB No. 107 and 110”). This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of SAB No. 107 and 110, using the weighted average of the Company’s historical volatility post-Merger and the historical volatility of several unrelated public companies within the specialty pharmaceutical industry. Additionally, the Company is required to include an estimate of the number of awards that will be forfeited in calculating compensation costs, which are recognized over the requisite service period of the awards on a straight-line basis. No related tax benefits of stock-based compensation costs have been recognized since the Company’s inception.
Equity instruments, consisting of stock options and warrants granted to consultants, are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period over which services are received.
Income Taxes
The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Uncertain tax positions are evaluated in accordance with this topic and if appropriate, the amount of unrecognized tax benefits are recorded within deferred tax assets. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Currently, there is no provision for income taxes as the Company has incurred operating losses to date. Tax-related interest and penalties, if any, are recorded as other expenses. To date, the Company has incurred no tax-related interest or penalties.
Warrants to Purchase Common Stock
During 2012, 94,556 of the Company's outstanding warrants expired unexercised. The remaining 61,451 warrants have an exercise price of $8.136 per share and will, if not exercised, expire in 2016.
Concentration of Credit Risk
Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company’s investment policy restricts investments to high-quality investments and limits the amounts invested with any one issuer other than U.S. Treasury debt obligations, U.S. agency debt obligations, or Securities and Exchange Commission (“SEC”) registered money market funds. The goals of the Company's investment policy are as follows: preservation of capital, fulfillment of liquidity needs, maximization of investment performance and fiduciary control of cash and investments. The Company’s exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of the Company’s investments are in short-term debt securities.
Concentration of Risk
The Company is dependent on Purdue Pharma to market and sell Intermezzo from which all of its royalty and milestone revenue to date has been derived.

Transcept Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (continued)

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	2013	2012	2011
Numerator:
Net loss	$(27,446)	$(12,016)	$(3,880)
Denominator:
Weighted average common shares outstanding	18,772	17,052	13,535
Less: Weighted average common shares subject to repurchase	—	—	(1)
Denominator for basic and diluted net loss per share	18,772	17,052	13,534
Basic and diluted net loss per share	$(1.46)	$(0.70)	$(0.29)
The following outstanding shares subject to options and warrants to purchase common stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation as of the dates indicated below (in thousands):

	December 31,
	2013	2012	2011
Excluded potentially dilutive securities (1):
Shares subject to options to purchase common stock	4,175	2,986	2,877
Shares subject to warrants to purchase common stock	61	61	156
Total	4,236	3,047	3,033

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

Transcept Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (continued)

3. Available-for-Sale Securities

The following is a summary of available-for-sale debt securities recognized as cash and cash equivalents, marketable securities, or restricted cash in the Company's consolidated balance sheets. Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services (in thousands):

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$200	$—	$—	$200
Money market funds	769	—	—	769
Commercial paper	12,910	—	—	12,910
Corporate notes	16,704	9	—	16,713
Government sponsored enterprise issues	36,157	10	—	36,167
U.S. Treasury securities	3,228	3	—	3,231
	$69,968	$22	$—	$69,990

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$200	$—	$—	$200
Money market funds	27	—	—	27
Commercial paper	23,932	—	—	23,932
Corporate notes	6,294	—	—	6,294
Government sponsored enterprise issues	36,575	2	—	36,577
U.S. Treasury securities	17,308	5	—	17,313
	$84,336	$7	$—	$84,343
The following table summarizes the classification of the available-for-sale securities on the Company's consolidated balance sheets (in thousands):

	December 31,
	2013	2012
Cash and cash equivalents	$9,680	$38,236
Marketable securities	60,110	45,907
Restricted cash	200	200
	$69,990	$84,343

There were no sales of available-for-sale marketable securities during 2013 or 2012.
Based on the fair value of the Company’s marketable securities at December 31, 2013, $3.2 million had a maturity of between one and two years, and the remaining $56.9 million had maturities of one year or less.
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
The estimated fair values of the Company's financial assets (cash equivalents and marketable securities) as of as of December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200	$200	$—	$—
Money market funds	769	769	—	—
Commercial paper	12,910	—	12,910	—
Corporate notes	16,713	—	16,713	—
Government sponsored enterprise issues	36,167	—	36,167	—
U.S. Treasury securities	3,231	—	3,231	—
	$69,990	$969	$69,021	$—
The estimated fair values of the Company's financial assets (cash equivalents and marketable securities) as of December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200	$200	$—	$—
Money market funds	27	27	—	—
Commercial paper	23,932	—	23,932	—
Corporate notes	6,294	—	6,294	—
Government sponsored enterprise issues	36,577	—	36,577	—
U.S. Treasury securities	17,313	—	17,313	—
	$84,343	$227	$84,116	$—

Transcept Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (continued)

During the years ended December 31, 2013 and 2012, there were no significant changes to the valuation models used for purposes of determining the fair value of Level 2 assets. No other assets and liabilities were carried at fair value as of December 31, 2013.
Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. There were no transfers of assets between different fair-value levels during the periods presented.
5. Prepaid and other current assets
Prepaid and other current assets consisted of the following (in thousands):

	December 31,
	2013	2012
Receivable from Purdue Pharma	$2,680	$92
Prepaid expenses	423	563
Interest receivable	243	168
Other current assets	36	97
	$3,382	$920
The receivable from Purdue Pharma at December 31, 2013 and 2012 includes royalty revenue derived from Net Sales of Intermezzo generated by Purdue Pharma to wholesalers. The receivable from Purdue Pharma at December 31, 2013 also includes $1.8 million of the Company's original $10.0 million contribution to Purdue Pharma's DTC campaign due to reduced overall DTC campaign spending as well as a receivable for reimbursement of certain legal expenses related to Intermezzo patent infringement litigation.
6. Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Computer equipment and software	$408	$579
Furniture and fixtures	415	577
Research equipment	675	797
Leasehold improvements	441	629
Construction in progress	2	5
	1,941	2,587
Less accumulated depreciation and amortization	(1,898)	(2,459)
Property and equipment, net	$43	$128
The Company recorded depreciation and amortization expense of $0.1 million, $0.2 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
7. Commitments and Contingencies
Leases
In February 2006, the Company signed an operating lease for its corporate offices that included approximately 11,600 square feet of office and laboratory space in Point Richmond, California. The lease term is for seven years, commencing on June 1, 2006. In June 2007, the Company amended this operating lease to add approximately 3,000 square feet of additional office space. The lease term of this amendment coincides with the original lease agreement, with a separate commencement date of September 12, 2007. As part of this amendment, the landlord agreed to contribute $0.1 million toward the costs of tenant improvements for the additional space. This landlord contribution is being amortized on a straight-line basis over the term of the lease as a reduction to rent expense. On March 6, 2013, the Company extended its lease agreement for 11,600

Transcept Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (continued)

square feet of space in its current facility in Point Richmond, California by one year through May 31, 2014. On February 18, 2014, the lease was extended to August 31, 2014.
On February 20, 2009, the Company signed an operating lease for 12,257 square feet of general office space in Point Richmond, California. The lease term commenced in March 2009 and terminated on May 31, 2011. In conjunction with restructuring its operations upon signing the Collaboration Agreement discussed in Note 9, the Company vacated this property in August 2009 and recorded a charge to rent expense of $0.3 million related to the fair value of the remaining lease payments reduced by estimated sublease income. This liability was amortized using the effective interest method over the remaining life of the lease, which terminated on May 31, 2011.
Future minimum payments under the remaining lease as of December 31, 2013 total $124,000 and will be due within one year of such date.

Rent expense, net of sublease income as applicable, for the years ended December 31, 2013, 2012 and 2011 was $0.3 million, $0.2 million and $0.3 million, respectively. Sublease income for the years ended December 31, 2012 and 2011 was $0.3 million and $0.5 million, respectively and was recorded as an offset against rent expense. There was no sublease income for the year ended December 31, 2013.
Indemnity Agreements
The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of December 31, 2013.
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

In August 2012, August 2012, September 2012, and October 2012, respectively, the Company joined Purdue Pharma in filing actions against Actavis, Watson and certain of their affiliates, Novel, and the Par Entities, in the U.S. District Court for the District of New Jersey, in each action alleging patent infringement and seeking injunctive and other relief. In December 2012, the Company and Purdue Pharma agreed to voluntarily dismiss the action against Watson following its withdrawal of its ANDA. After receiving the supplemental notifications referenced above, the Company and Purdue Pharma amended their pending complaints against Actavis and Novel to also allege infringement of the '131 and '809 patents, as well as the '628 patent previously asserted against those companies. The actions against the Par Entities alleged infringement of the '131 and '809

Transcept Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (continued)

patents. In September 2013, the Company and Purdue Pharma agreed to voluntarily dismiss the action against one of the two Par Entities, Par Formulations Private Ltd., following that Par Entity’s withdrawal of its ANDA. The action against the other Par Entity, Par Pharmaceutical, Inc., remains pending and continues to allege infringement of the ‘131 and ‘809 patents. In April 2013, the Company joined Purdue Pharma in filing an action in the U.S. District Court for the District of New Jersey against Dr. Reddy's, alleging patent infringement of the '628, '131 and '809 patents, and seeking injunctive and other relief. The New Jersey court has consolidated the Company's actions against each of the above-referenced generic companies into a single action.

In August 2013, the Company joined Purdue Pharma in filing two actions against TWi. The first action against TWi was filed on August 20, 2013 in the U.S. District Court for the District of New Jersey, and the second action against TWi was filed on August 22, 2013 in the U.S. District Court for the Northern District of Illinois. Each action alleges patent infringement of the ‘131 and ‘809 patents, and seeks injunctive and other relief. On October 17, 2013, TWi filed answers and counterclaims in both New Jersey and Illinois, in both cases seeking declarations of non-infringement and invalidity as to the ‘945, ‘628, ‘131, and ‘809 patents, as well as other relief. On January 13, 2014, the Illinois action against TWi was stayed pending dismissal of the New Jersey action against TWi, or further order of the Illinois court. On January 24, 2014, the Company and Purdue provided TWi with a covenant not to sue TWi based on its current ANDA formulation under the ’945 or ’628 patents, and on February 28, 2014, the Company and Purdue filed a motion to dismiss TWi’s counterclaims pertaining to the ’945 or ’628 patents based on the tendering of that covenant not to sue. TWi has stated that it intends to oppose that motion.
On February 26, 2014, the New Jersey court consolidated the Company's action against TWi with the existing consolidated action referenced above against Actavis, Novel, Par Pharmaceutical, and Dr. Reddy’s.

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

Derivative Suit
In October 2013, one of the Company’s stockholders, Retrophin, Inc., filed a purported derivative suit against the Company’s Board of Directors in the Court of Chancery of the State of Delaware purporting to assert claims on behalf of the Company, and alleging that the Board of Directors approved and paid excessive compensation to its directors. In January 2014, this case was dismissed by the Court of Chancery following Retrophin's voluntary submission of a stipulated order of dismissal.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition. The Company does not believe that any of the above matters will result in a liability that is probable or estimable at December 31, 2013.
8. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Accrued payroll and related	$337	$50
Accrued vacation pay	78	138
Accrued professional fees	522	513
Accrued franchise taxes—Delaware	36	36
Accrued clinical trials	—	735
Other accrued liabilities	542	167
	$1,515	$1,639

Transcept Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (continued)

9. Collaboration Agreements
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
Purdue Pharma has the right to terminate the Collaboration Agreement at any time upon advance notice of 180 days. The Company's co-promote option may also be terminated by Purdue Pharma upon the Company's acquisition by a third party or in the event of entry of generic competition to Intermezzo. The royalty payments discussed above are subject to reduction in connection with, among other things, the entry of generic competition to Intermezzo. The Collaboration Agreement expires on the later of 15 years from the date of first commercial sale in the United States or the expiration of patent claims related to Intermezzo. The Collaboration Agreement is also subject to termination by Purdue Pharma in the event of FDA or governmental action that materially impairs Purdue Pharma's ability to commercialize Intermezzo or the occurrence of a serious event with respect to the safety of Intermezzo. The Collaboration Agreement may also be terminated by the Company upon Purdue Pharma commencing an action that challenges the validity of Intermezzo related patents. The Company also has the right to terminate the Collaboration Agreement immediately if Purdue Pharma is excluded from participation in federal healthcare programs. The Collaboration Agreement may also be terminated by either party in the event of a material breach by or insolvency of the other party. In December 2013, Purdue Pharma announced that it intended to discontinue the use of the Purdue Pharma sales force to actively market Intermezzo to healthcare professionals during the first quarter of 2014.
The Company began earning royalty revenue upon commercial launch of Intermezzo in April 2012. Royalty revenue earned during the years ended December 31, 2013 and 2012 was $1.7 million and $0.8 million, respectively.
The Company recorded as revenue $10.0 million of milestone payments that were received in August 2012 and December 2011, respectively. The patent-related milestones were substantive and at-risk given the inherent uncertainty and risks associated with obtaining patent approval from the U.S. Patent and Trademark Office and subsequent listing in the FDA's

Transcept Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (continued)

Orange Book in addition to the inherent uncertainty and risks associated obtaining FDA approval for Intermezzo and the opportunity for Purdue Pharma to terminate the Collaboration Agreement after its review of the terms of the FDA approval. The Company has no additional performance obligations under the Collaboration Agreement related to these milestone payments.
The Company also granted Purdue Pharma and an associated company the right to negotiate for the commercialization of Intermezzo in Mexico during 2013 and retained rights to commercialize Intermezzo in the rest of the world. The Company recognized revenue of $0.1 million for the year ended December 31, 2013. During 2012 and 2011, the Company granted Purdue Pharma and an associated company the right to negotiate for the commercialization of Intermezzo in Mexico and Canada, respectively, and retained rights to commercialize Intermezzo in the rest of the world. The Company recognized revenue of $0.2 million and $0.7 million in Gross other revenue for the years ended 2012 and 2011, respectively, associated with these rights.
Through June 30, 2011, the Company recognized revenue from the $25 million non-refundable license fee ratably over an estimated 24-month period beginning in August 2009 and ending in July 2011 as this represented the estimated period during which the Company had significant participatory obligations under the Collaboration Agreement. During the quarter ended September 30, 2011, the Company re-assessed the time period over which the remaining $1.04 million of deferred revenue at June 30, 2011 was recognized, and the Company recorded the remaining revenue through November 30, 2011 based on FDA approval of Intermezzo and the completion of the Company’s participatory obligations under the Collaboration Agreement. Revenue recognized in connection with the license fee during the year ended December 31, 2011 was $7.3 million.
On November 21, 2012, the Company agreed to contribute $10.0 million to Purdue Pharma's $29.0 million national direct-to-consumer ("DTC") advertising campaign, including digital, print and television advertising to support Intermezzo commercialization. The Company initially recorded the $10.0 million payment to Purdue as a prepaid expense. The Company recognized this payment as an offset to revenue as the advertising costs were incurred. At December 31, 2013, Purdue Pharma estimates that approximately $1.8 million of the Company's original contribution will be returned due to reduced overall DTC campaign spending. Accordingly, $1.8 million is recorded as a receivable and included in prepaid and other current assets at December 31, 2013.
For the years ended December 31, 2013 and 2012, the offset to revenue totaled $6.8 million and $1.4 million. There were no prepaid advertising costs at December 31, 2013. Prepaid advertising costs at December 31, 2012 were $8.6 million.
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

Transcept Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (continued)

the Company challenges the validity of the patents licensed under the License Agreement, or (iv) by the Company at its convenience upon 90 days' prior notice.
The $1.0 million license fee was recorded as research and development expense during the year ended December 31, 2013 because the licensed technology was incomplete and has no alternative future use. Payments to SNBL that relate to pre-approval development milestones will be recognized as research and development expense when incurred.
10. Restructuring
On November 13, 2013, the Company implemented a reduction of 43% of its remaining workforce, which resulted in $0.9 million of expenses which primarily consisted of severance charges. The November 2013 reduction plan was intended to reduce the Company's operating costs in connection with the implementation of the Company's strategic initiatives. Of the $0.6 million cash portion, $0.3 million was paid during the quarter ended December 31, 2013 with the remaining expected to be paid during the first quarter of 2014.
On January 2, 2013, the Company implemented a reduction of 29% of its workforce, which resulted in $0.3 million of expenses which primarily consisted of severance charges. The January 2013 reduction plan carried out a realignment of the Company's workforce and operations upon termination of its clinical development of TO-2061. The severance was paid during the quarter ended March 31, 2013 and no additional charges are expected to be incurred under this reduction in force.
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
11. Stockholders’ Equity
Capital Stock
The authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.001 per share, 4,000,000 shares of undesignated preferred stock, par value $0.001 per share, and 1,000,000 shares of Series A Junior Participating Preferred Stock, par value $0.001. There are no shares of preferred stock or Series A Junior Participating Preferred Stock issued or outstanding.
Preferred Stock Purchase Rights
On September 13, 2013, the Company's Board of Directors adopted a tax benefit preservation plan to help preserve the value of certain deferred tax benefits, including those generated by net operating losses and net unrealized built-in losses. The Company’s ability to use these tax benefits would be substantially limited if it were to experience an “ownership change” as defined under Section 382 of the Internal Revenue Code. Holders of the Company’s common stock of record on September 27, 2013 received preferred stock purchase rights ("Rights") that initially trade together with the Company’s common stock and are not exercisable. As long as the Rights are attached to the common stock, the Company will issue one Right (subject to adjustment) with each new share of the common stock so that all such shares will have attached Rights. When exercisable, each Right will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Series A Preferred”), of the Company at a price of $14.24 per one one-hundredth of a share of Series A Preferred, subject to adjustment.
The plan, subject to limited exceptions, provides that any stockholder or group that acquires beneficial ownership of 4.99% or more of the Company’s securities without the approval of the Company's Board of Directors would be subject to significant dilution of its holdings. In addition, subject to limited exceptions, any existing 4.99% or greater stockholder that acquires beneficial ownership of any additional shares of the Company’s securities without the approval of the Board of Directors would also be subject to dilution. In both cases, such person would be deemed to be an “acquiring person” for purposes of the tax plan.
In the event that a person becomes an "Acquiring Person" under the plan, subject to certain exceptions, the Rights, other than Rights that are or were acquired or beneficially owned by the Acquiring Person (which Rights will thereafter be null and void), will become exercisable for the Company’s common stock having a market value equal to twice the exercise price of the Right. The Board of Directors has established procedures to consider requests to exempt certain acquisitions of the Company’s securities from the plan if the Board of Directors determines that doing so would not limit or impair the availability of the tax benefits or is otherwise in the best interests of the Company.

Transcept Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (continued)

Common Stock
On May 1, 2012, the Company completed a public offering of 4.5 million shares of its common stock at a public offering price of $9.00 per share. Net proceeds to the Company from the public offering were approximately $37.7 million after deducting underwriting discounts, commissions and offering expenses.
Stock Options
Various employees, directors and consultants have been granted options to purchase common shares under equity incentive plans adopted in 2001, 2002 and 2006 (the “2001 Plan”, the “2002 Plan” and the “2006 Plan”). The 2001 Plan provided for the granting of incentive and non-statutory stock options to employees, officers, directors, and non-employees of the Company. The 2002 Plan provided for the granting of incentive and non-statutory stock options to employees, officers, directors, and consultants of the Company. Incentive stock options under all of these plans may be granted with exercise prices of not less than estimated fair value, and non-statutory stock options may be granted with an exercise price of not less than 85% of the estimated fair value of the common stock on the date of grant. Stock options granted to a stockholder owning more than 10% of voting stock of the Company must have an exercise price of not less than 110% of the estimated fair value of the common stock on the date of grant. The Company estimated the fair value of common stock until the Company became publicly traded. Stock options are generally granted with terms of up to ten years and vest over a period of four years. At December 31, 2013, there were no shares available for future grant under either the 2001 or the 2002 Plans.

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
Stock option and restricted stock unit exercises are settled with newly issued common stock from the Amended and Restated 2006 Plan’s previously authorized and available pool of shares. A total of 500,000 shares of common stock was originally authorized for issuance pursuant to the 2006 Plan, plus the number of shares of the Company’s common stock available for issuance under the 2001 Plan that were not subject to outstanding options, as of the effective date of the 2006 Plan (including shares that are subject to stock options outstanding under the 2001 Plan that expired, were canceled or otherwise terminated unexercised, or shares that otherwise would have reverted to the share reserve of the 2001 Plan following the effective date of the 2006 Plan). The number of shares of common stock reserved for issuance under the Amended and Restated 2006 Plan increases automatically on the first day of each fiscal year by a number of shares equal to the least of: (i) 5.0% of shares of the Company’s common stock outstanding on such date; (ii) 1,500,000 shares; or (iii) a smaller number determined by the Company’s Board of Directors. This provision resulted in an additional 942,119, 933,819 and 695,225 of the Company’s common stock becoming available for issuance on January 1, 2014, January 1, 2013, and January 1, 2012, respectively. The maximum aggregate number of shares that may be issued pursuant to incentive stock options under the Amended and Restated 2006 Plan is 25,000,000.
At December 31, 2013, stock options to purchase 2,677,128 shares of common stock were vested and exercisable and 424,252 shares remain available for future grant under the Amended and Restated 2006 Plan.

Transcept Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (continued)

The following table summarizes the Company’s stock option activity and related information through December 31, 2013:

		Options Outstanding
	Number of Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price Per Share
Balance at December 31, 2010	832,686	2,344,767	$7.482
Options authorized	672,488	—
Options granted	(1,502,750)	1,502,750	$5.253
Options exercised	—	(441,963)	$3.018
Options forfeited	529,044	(529,044)	$12.083
Balance at December 31, 2011	531,468	2,876,510	$6.157
Options authorized	695,225	—
Options granted	(790,500)	790,500	$7.610
Options exercised	—	(266,522)	$4.010
Options forfeited	414,308	(414,308)	$13.042
2001 Plan shares expired	(8,643)	—
Balance at December 31, 2012	841,858	2,986,180	$5.794
Options authorized	933,819	—
Options granted	(1,935,000)	1,935,000	$4.292
Options exercised	—	(162,133)	$2.681
Options forfeited	583,575	(583,575)	$5.625
Balance at December 31, 2013	424,252	4,175,472	$5.242
The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.3 million, $1.0 million and $2.3 million, respectively. The amount of cash received from exercise of stock options during the years ended December 31, 2013, 2012 and 2011 was $0.4 million, $1.1 million and $1.3 million, respectively.
Additional information related to the status of options at December 31, 2013 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding	4,175,472	$5.242	6.24	$1,243
Vested and exercisable	2,677,128	$5.363	4.72	$1,008
The intrinsic value of options is the fair value of the Company’s stock at December 31, 2013 less the per share exercise price of the option multiplied by the number of shares.

Transcept Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (continued)

The following table summarizes information about stock options outstanding as of December 31, 2013:

Options Outstanding
Range of Exercise Prices	Number Outstanding	Number Exercisable	Weighted- Average Remaining Contractual Life (Years)
$0.8844 - $2.1225	360,143	360,143	2.34
$2.6800	399,687	399,687	5.29
$2.9300 - $3.3000	751,529	181,860	8.38
$4.0328 - $4.7600	286,853	267,408	4.17
$5.4000	815,832	303,702	7.84
$6.0500 - $8.0700	221,494	108,785	8.17
$8.0900	447,520	249,121	6.77
$8.1800 - $8.2000	422,123	340,079	5.36
$8.2100 - $14.0000	470,291	466,343	4.47
	4,175,472	2,677,128	6.24
Stock Compensation Plans
The Company has recorded compensation expense for employee stock-based awards, excluding compensation expense for stock option modifications described below, of approximately $3.0 million, $2.7 million and $3.7 million during 2013, 2012 and 2011, respectively.
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

The following table shows the range of assumptions used to compute the fair value of employee options granted during the years ended December 31, 2013, 2012 and 2011 using the Black-Scholes option pricing model:

Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.69 to 1.59%	0.79 - 1.00%	1.16 - 2.95%
Expected life of the options	4.73 - 5.37 years	5.27 - 6.08 years	5.27 - 6.08 years
Dividend yield	None	None	None
Volatility	75.92 to 86.24%	82.07 - 89.71%	80.99 - 95.70%
The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future, other than pursuant to any strategic transactions the Company may undertake. The expected option term calculation incorporates historical employee exercise behavior and post-vesting employee termination rates. Prior to the year ended December 31, 2013, the weighted-average expected life of the options was calculated using the simplified method as prescribed by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107 and No. 110 (“SAB No. 107 and 110”). This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s

Transcept Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (continued)

limited historical data, the estimated volatility also reflects the application of SAB No. 107 and 110, using the weighted average of the Company’s historical volatility post-Merger and the historical volatility of several unrelated public companies within the specialty pharmaceutical industry.
The weighted-average grant-date fair value of stock options granted to employees during the years ended December 31, 2013, 2012 and 2011 was $2.826, $5.299 and $3.718 per share, respectively. As of December 31, 2013, there is approximately $4.4 million of total unrecognized compensation cost related to the unvested share-based compensation arrangements granted under the Company’s equity incentive plans. The remaining unrecognized compensation cost, will be recognized over a weighted-average period of 2.76 years.
As discussed in Note 1, the Company accounts for stock options granted to persons other than employees or directors at the fair value of the consideration received or the fair value of the equity instrument issued using the Black-Scholes option-pricing model. Stock options granted to such persons and stock options that are modified and continue to vest when an employee has a change in employment status are subject to periodic revaluation over their vesting terms. The Company recognizes the resulting stock-based compensation expense during the service period over which the non-employee provides services to the Company. In connection with the issuance of options to purchase shares of common stock to non-employees, the Company recorded total stock-based compensation totaling approximately $0.1 million for the year ended December 31, 2013. Stock-based compensation for the year ended December 31, 2012 was approximately $0.2 million, including $32,000 related to performance based options as described below, and expense for the year ended December 31, 2011 was $0.4 million including $0.2 million related to performance based options.
During 2013, the Company granted 35,000 options to purchase shares of common stock to two non-employees with an exercise price of $5.40 per share, vesting over four years; and 20,000 options to purchase shares of common stock to one non-employee with an exercise price of $6.07 per share, vesting over one year. During 2012, the Company granted 70,000 options to purchase shares of common stock to two non-employees with an exercise price of $8.09 per share, vesting over four years. During 2011, the Company granted 25,000 options to purchase shares of common stock to one non-employee with an exercise price of $8.20 per share, vesting over four years and 38,750 options to purchase shares of common stock with an exercise price of $2.68 per share, of which 50% vested upon approval by the FDA of Intermezzo on November 23, 2011 and the remaining 50% vest on November 23, 2012. During 2010, the Company granted 35,800 options to purchase shares of common stock to one non-employee with an exercise price of $8.21 per share. Of these shares, 23,700 vest over four years. Of the remaining 12,100 options to purchase shares of common stock, 50% vested upon approval by the FDA of Intermezzo on November 23, 2011 and the remaining 50% vest on November 23, 2012.
The following table shows the range of assumptions used to compute the stock-based compensation costs for stock options granted to non-employees during the years ended December 31, 2013, 2012, and 2011 using the Black-Scholes option pricing model:

Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.01 to 2.84%	0.95 - 2.23%	1.35 - 3.47%
Expected life of the options	6.00 to 9.92 years	6.25 - 9.92 years	7.26 - 9.92 years
Dividend yield	None	None	None
Volatility	74.76 to 83.31%	75.87 - 89.21%	76.68 - 93.19%
Modification of Employee Stock-Based Awards
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

Transcept Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (continued)

accelerate vesting of the option upon the director's anticipated end of service to the Company in April 2012. These modifications resulted in additional compensation expense of $28,000 that was recognized during 2012.

During the year ended December 31, 2013, the Company modified the terms of stock options previously granted to twelve of its employees in connection with a reduction in force. The modifications included accelerated vesting of certain options and extension of the exercise period after termination with respect to certain of the options. Additionally, the Company modified the terms of stock options previously granted to one member of its Board of Directors to accelerate vesting of the options upon the director's end of service to the Company on December 31, 2013. These modifications resulted in additional compensation expense of $0.2 million that was recognized during 2013.
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

The following table summarized the Company’s ESPP activity through December 31, 2013:

	Number of Shares Available for Grant	Number of Shares Granted	Weighted- Average Grant Date Fair Value
Balance at December 31, 2010	455,805	44,195
Purchases	(8,119)	8,119	$3.245
Balance at December 31, 2011	447,686	52,314
Purchases	(5,359)	5,359	$1.979
Balance at December 31, 2012	442,327	57,673
Purchases	(3,859)	3,859	$2.516
Balance at December 31, 2013	438,468	61,532
The following table shows the range of assumptions used to compute the share-based compensation costs for the ESPP during the years ended December 31, 2013, 2012 and 2011 using the Black-Scholes option pricing model:

Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.08 to 0.14%	0.13 - 0.14%	0.05 - 0.11%
Expected life of the options	0.50 years	0.50 years	0.50 years
Dividend yield	None	None	None
Volatility	49.64 to 56.46%	49.64 - 61.94%	40.64 - 147.47%
The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future, other than pursuant to any strategic transactions the Company may undertake. The weighted-average expected life is based on the duration of time in the purchase period. The estimated volatility is calculated using the Company’s historical volatility. The Company has recognized compensation expense for employee stock-based purchase plan awards of approximately $6,000, $18,000 and $22,000 during 2013, 2012 and 2011, respectively.

Transcept Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (continued)

Reserved Shares
At December 31, 2013, the Company has reserved shares of common stock for future issuance as follows:

Number of Shares
Employee stock purchase plan	438,468
Stock option plans:
Subject to outstanding options	4,175,472
Available for future grants	424,252
Warrants	61,451
Total	5,099,643
12. Income taxes
There is no provision for income taxes because the Company has incurred operating losses since inception. Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax losses from operations as a result of the following (in thousands):

	For the year ended December 31,
	2013	2012	2011
Computed tax benefit at federal statutory rate	$(9,606)	$(4,206)	$(1,358)
State tax benefit, net of effect on Federal income taxes	(1,577)	(690)	(223)
State tax credits, net of Federal benefit	(76)	(105)	(121)
Federal tax credits	(37)	—	(365)
Permanent differences:
Nondeductible stock option expense	284	467	180
State tax effect from permanent differences	224	79	17
Goodwill impairment	1,037	—	—
Other	42	16	(79)
Change in valuation allowance	10,046	4,476	2,805
Other, net	(337)	(37)	(856)
Total tax expense	$—	$—	$—

Transcept Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (continued)

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2013	2012
Current deferred tax assets	$115	$185
Valuation Allowance—current	115	185
Total current deferred assets	—	—
Non-current deferred tax assets:
Net operating loss carryforwards	36,846	29,384
Depreciation	142	203
Research and development credits	3,225	2,750
Capitalized research and development expense	10,782	9,503
Stock-based compensation	3,213	2,252
	54,208	44,092
Valuation allowance—non-current	54,208	44,092
Total non-current deferred tax assets	—	—
Total deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $10.0 million during 2013 and $4.5 million during 2012.
As of December 31, 2013, the Company had federal net operating loss carryforwards of approximately $93.8 million, which expire in the years 2022 through 2032 if not utilized. The Company had net operating loss carryforwards for state income tax purposes of $85.0 million, which expire in the years 2014 through 2032 if not utilized.
The Company has carryforwards from the federal Credit for Increasing Research Expenditures of approximately $2.1 million which expire in years 2023 through 2032. The Company also has state credit carryforwards of approximately $1.7 million that carry forward indefinitely.
As a result of certain realization requirements of ASC Topic 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2013 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes. Equity will be increased by approximately $0.9 million if and when such deferred tax assets are ultimately realized.
Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
The Company adopted ASC Topic 740, subtopic 10-50-15, Unrecognized Tax Benefit Related Disclosures (formerly FASB Interpretation 48, Accounting for Uncertainty in Income Taxes) on January 1, 2007. There were no unrecognized income tax benefits at December 31, 2013 and December 31, 2012. There is no accrued interest or penalties associated with any unrecognized tax benefits.
The Company files U.S. and state income tax returns with varying statutes of limitations. The tax years from inception in 2002 forward remain open to examination due to the carryover of unused net operating losses and tax credits.
13. Supplemental Financial Information
Quarterly Results of Operations (Unaudited)
The following table presents the unaudited statements of operations data for each of the eight quarters in the period ended December 31, 2013. The information has been presented on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the

Transcept Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (continued)

unaudited quarterly results when read in conjunction with the audited financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.
Unaudited Quarterly Results of Operations
(in thousands, except per share amounts)

	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Total for year 2013
Revenue:
Gross royalty revenue	$482	$481	$418	$316	$1,697
Gross other revenue	—	—	50	—	50
Advertising expense - Purdue Pharma	(6,312)	(283)	(86)	(140)	(6,821)
Net revenue	(5,830)	198	382	176	(5,074)
Operating expenses:
Research and development	1,843	898	2,410	1,753	6,904
General and administrative	2,802	3,030	2,658	3,941	12,431
Goodwill impairment	—	2,962	—	—	2,962
Total operating expenses	4,645	6,890	5,068	5,694	22,297
Loss from operations	(10,475)	(6,692)	(4,686)	(5,518)	(27,371)
Interest and other income (expense), net	(25)	(16)	(17)	(17)	(75)
Net loss	$(10,500)	$(6,708)	$(4,703)	$(5,535)	$(27,446)
Net loss per share:
Basic and diluted	$(0.56)	$(0.36)	$(0.25)	$(0.29)	$(1.46)
Weighted average common shares outstanding:
Basic and diluted	18,703	18,757	18,782	18,842	18,772
Comprehensive loss	$(10,500)	$(6,724)	$(4,663)	$(5,544)	$(27,431)

	Three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Total for year 2012
Revenue:
Gross royalty revenue	$—	$493	$190	$93	$776
Gross milestone revenue	—	—	10,000	—	10,000
Gross other revenue	—	—	250	—	250
Advertising expense - Purdue Pharma	—	—	—	(1,429)	(1,429)
Net revenue	—	493	10,440	(1,336)	9,597
Operating expenses:
Research and development	2,357	2,859	3,057	2,918	11,191
General and administrative	2,784	2,731	2,483	2,265	10,263
Total operating expenses	5,141	5,590	5,540	5,183	21,454
(Loss) income from operations	(5,141)	(5,097)	4,900	(6,519)	(11,857)
Interest and other income (expense), net	(36)	(43)	(45)	(35)	(159)
Net (loss) income	$(5,177)	$(5,140)	$4,855	$(6,554)	$(12,016)
Net (loss) income per share:
Basic	$(0.37)	$(0.30)	$0.26	$(0.35)	$(0.70)
Diluted	$(0.37)	$(0.30)	$0.25	$(0.35)	$(0.70)
Weighted average common shares outstanding:
Basic	13,925	17,053	18,568	18,628	17,052
Diluted	13,925	17,053	19,232	18,628	17,052
Comprehensive (loss) income	$(5,206)	$(5,142)	$4,862	$(6,552)	$(12,038)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
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
Management assessed our internal control over financial reporting as of December 31, 2013, the end of our last fiscal year. Management based its assessment on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal controls over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
DIRECTORS AND EXECUTIVE OFFICERS
The following table sets forth the ages and present positions for each of our directors and executive officers as of February 28, 2014.

Name	Age	Position
Glenn A. Oclassen	70	President, Chief Executive Officer, Chairman of the Board of Directors, Class II Director
Nikhilesh N. Singh, Ph.D.	55	Senior Vice President, Chief Scientific Officer
John A. Kollins	51	Senior Vice President, Chief Business Officer
Leone D. Patterson	51	Vice President, Chief Financial Officer
Thomas J. Dietz, Ph.D. (1)(2)	50	Class I Director
Thomas D. Kiley (3)	70	Class III Director
Matthew M. Loar	50	Class II Director
Jake R. Nunn (2)	43	Class II Director
G. Kirk Raab (1)(2)	78	Lead Independent Director, Class III Director
Frederick J. Ruegsegger (1)(3)	58	Class I Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee
Class I consists of Frederick J. Ruegsegger and Thomas J. Dietz, each of whom was elected to serve until the 2016 Annual Meeting of Stockholders or until their respective successor has been duly elected and qualified.
Class II consists of Glenn A. Oclassen, Jake R. Nunn and Matthew M. Loar. Messrs. Oclassen and Nunn were elected to serve until the 2014 Annual Meeting of Stockholders or until their respective successor has been duly elected and qualified. Mr. Loar was appointed by the Board of Directors to serve as a director of the Company until the next Annual Meeting of Stockholders in 2014.
Class III consists of Thomas D. Kiley and G. Kirk Raab, each of whom was elected to serve until the 2015 Annual Meeting of Stockholders or until their respective successor has been duly elected and qualified.
There is no family relationship among any of our directors or executive officers. The biographical information with respect to executive officers and directors set forth below has been furnished by the respective individuals.
Glenn A. Oclassen. Mr. Oclassen has served as our President and Chief Executive Officer, and as a director, since completion of the merger between TPI and Novacea in January 2009. Prior to completion of the merger, Mr. Oclassen served as the President and Chief Executive Officer of TPI and as a member of the TPI board of directors since July 2003. Prior to co-founding TPI, from 1997 to 1999 he was the President and Chief Executive Officer of NextDerm Inc., a dermatology company founded by Mr. Oclassen that was acquired in 1999 by Procyte Corp. From 1986 to 1992, Mr. Oclassen was the Founder, President and Chief Executive Officer of Oclassen Pharmaceuticals, Inc., a dermatologic drug development and marketing company. He served as Chairman from 1992 to February 1997, at which time the company was acquired by Watson Pharmaceuticals, Inc. Mr. Oclassen holds a B.S. in zoology from San Diego State University. We believe Mr. Oclassen’s qualifications to sit on our Board include his pharmaceutical industry experience in multiple capacities from sales and marketing to chief executive positions, including ten years as our President and Chief Executive Officer (inclusive of his service with TPI).
In connection with the restructuring of our Board announced in November 2013, Mr. Oclassen replaced Mr. Raab as Chairman of the Board, effective December 31, 2013.
Nikhilesh N. Singh, Ph.D. Dr. Singh has served as our Senior Vice President and Chief Scientific Officer since completion of the merger between TPI and Novacea in January 2009. Prior to completion of the merger, Dr. Singh served as Senior Vice President and Chief Scientific Officer of TPI since January 2007, and previously served as Vice President and

Chief Scientific Officer of TPI from July 2003 to December 2006 and as a member of the TPI board of directors from July 2003 to November 2005. Prior to co-founding TPI, Dr. Singh served in various roles relating to the development, commercialization and marketing of pharmaceutical products at Procter & Gamble Co., a manufacturer of consumer goods and pharmaceuticals, from August 1987 until June 1995, G. D. Searle & Co., a life sciences company that is currently part of Pfizer Inc., from July 1995 until December 1998, and Watson Pharmaceuticals Inc., a pharmaceuticals manufacturer, from January 1999 until October 2001. Dr. Singh holds a B.S. and M.S. in Pharmacy from the University of Bombay, India, and a Ph.D. in Pharmaceutical Sciences from the University of Alberta, Canada.
John A. Kollins. Mr. Kollins has served as our Senior Vice President and Chief Business Officer since June 2012. Prior to that, Mr. Kollins was the managing director and founder of Parnassus Advisors, a life sciences advisory firm, from September 2011 to May 2012 and was a managing director and senior advisor at Locust Walk Partners, a life sciences advisory firm, from December 2009 to September 2011. From March 2007 to October 2009, he served successively as Chief Business Officer, Chief Operating Officer, and Chief Executive Officer and a director of OXiGENE, a publicly-held biopharmaceutical company. From 2005 to 2007, Mr. Kollins was a consultant to healthcare investment firms and life sciences companies. Mr. Kollins has also served in executive, business development and product management roles at various biopharmaceutical companies, including CovX, Renovis and Elan Pharmaceuticals. Mr. Kollins holds a B.S.E. in mechanical engineering and materials science from Duke University and an M.B.A. from the University of Virginia.
Leone D. Patterson. Ms. Patterson has served as our Vice President and Chief Financial Officer since June 2012. Prior to that, Ms. Patterson was Vice President and Corporate Controller of NetApp, a data storage company, from November 2010 to June 2012. Ms. Patterson was Vice President of Finance at Exelixis, a biotechnology company, from July 2007 to November 2010. Prior to that, Ms. Patterson served as Vice President of Global Business Planning and Analysis of the Vaccines and Diagnostics Division of Novartis AG, a pharmaceutical company, from April 2006 to July 2007. From 1999 to 2006, she held several positions, including Vice President, Corporate Controller at Chiron, a biotechnology company. From 1989 to 1999, Ms. Patterson worked in the audit practice of accounting firm KPMG. Ms. Patterson holds a B.S. in business administration and accounting from Chapman University and an Executive M.B.A. from St. Mary’s College. Ms. Patterson is also a Certified Public Accountant (inactive).
Thomas J. Dietz, Ph.D. Dr. Dietz has been a member of our Board since his appointment on April 10, 2013. Dr. Dietz has served as Chairman and CEO of Waypoint Holdings, LLC, a financial services firm, since December 2010. Dr. Dietz was previously co-CEO and then CEO and a director of Pacific Growth Equities, LLC, an investment bank and institutional brokerage firm, from 2004 to January 2009, when the firm was acquired by Wedbush Securities, a financial services firm. Dr. Dietz subsequently served as head of the investment banking division at Wedbush until November 2010. Dr. Dietz joined Pacific Growth in 1993 and served in various roles, including senior roles in equities research and investment banking, prior to taking the CEO role there. Previously, Dr. Dietz was a member of the research faculty in the Department of Medicine, University of California, San Francisco and the VA Medical Center. Dr. Dietz holds a Ph.D. in molecular biology and biochemistry from Washington University in St. Louis. We believe Dr. Dietz’s qualifications to sit on our Board include his medical and research backgrounds and extensive experience in the financial services industry.
Thomas D. Kiley, Esq. Mr. Kiley has been a member of our Board since completion of the merger between TPI and Novacea in January 2009. Prior to completion of the merger, Mr. Kiley was a member of the TPI board of directors since January 2004. Since 1988 he has been an attorney, consultant and investor. From 1980 to 1988, he was an officer of Genentech, Inc., a biotechnology company, serving variously as Vice President and General Counsel, Vice President for Legal Affairs and Vice President for Corporate Development. Mr. Kiley is also a director of Ceres, Inc., a publicly-held agricultural biotechnology company, and was director of Geron Corporation, a publicly-held biopharmaceutical company, until May 2013. Mr. Kiley holds a B.S. in Chemical Engineering from Pennsylvania State University and a J.D. from George Washington University. We believe Mr. Kiley’s qualifications to sit on our Board include his specialized knowledge of intellectual property matters for life science companies, his experience variously as a board member and general counsel for other public companies and his understanding of Transcept and its intellectual property strategy gained during ten years of service to us (inclusive of his service on behalf of TPI and on the TPI board of directors).
Matthew M. Loar. Mr. Loar has been a member of our Board of Directors since his appointment on December 16, 2013. Mr. Loar has been an independent financial consultant to companies in the biopharmaceutical industry since 2010. In addition, he has served as Acting Chief Executive and Financial Officer of Neurobiological Technologies, Inc. (NTI), a biopharmaceutical company, since February 2010, and has served on NTI’s board of directors since NTI’s stockholders approved a plan of voluntary dissolution in 2009. Mr. Loar previously served as Chief Financial Officer of NTI from April 2008 to December 2009. He was also Chief Financial Officer of Virolab, Inc. from May 2011 to August 2012. Before joining NTI, Mr. Loar was Chief Financial Officer of Osteologix, Inc. and Genelabs Technologies, Inc.  Mr. Loar holds a B.A. in Legal Studies from the University of California, Berkeley.  Mr. Loar is a Certified Public Accountant (inactive) in California. We believe Mr. Loar is qualified to sit on our Board of Directors due to his extensive financial and accounting experience in the life sciences industry.
Jake R. Nunn. Mr. Nunn has been a member of our Board since completion of the merger between TPI and Novacea in January 2009. Mr. Nunn has been a Partner at New Enterprise Associates, Inc., a venture capital firm, since June 2006. From January 2001 to June 2006, he was a partner and analyst for the MPM BioEquities Fund, a public life sciences fund at MPM Capital, a venture capital firm. Mr. Nunn holds a B.A. in economics from Dartmouth College and an M.B.A. from the Stanford University Graduate School of Business. Mr. Nunn holds the Chartered Financial Analyst designation and is a member of the CFA Society of San Francisco. Mr. Nunn is also a director of Hyperion Therapeutics and Trevina, Inc., both publicly-held biopharmaceutical companies. We believe Mr. Nunn’s qualifications to sit on our Board include his thirteen years of experience as a partner and analyst with life science industry venture capital firms, his experience as a member of other boards of directors in the industry, and his expertise as a CFA charterholder.
G. Kirk Raab. Mr. Raab has been a member of our Board, serving as Chairman of the Board, since completion of the merger between TPI and Novacea in January 2009. Prior to completion of the merger, Mr. Raab was a member of the TPI board of directors since October 2003, serving as Chairman of the Board since November 2005. From 1985 to 1995, Mr. Raab served variously as President, Chief Operating Officer, Director and Chief Executive Officer of Genentech, Inc., a biotechnology company. From 1981 to 1985, Mr. Raab served as President, Chief Operating Officer and a Director of Abbott Laboratories, a biopharmaceutical company. Since 1995, Mr. Raab has been involved with over 15 public and privately held biotechnology companies, serving as chairman of the board of directors for many of them. Mr. Raab holds a B.A. in political science from Colgate University where he is a Trustee Emeritus. We believe Mr. Raab’s qualifications to sit on our Board include his multidisciplined and principal executive officer experience in the life science industry obtained with companies that are considered leaders in our industry and the substantial understanding of Transcept he has gained during his ten years of service to us (inclusive of his service on the TPI board of directors).
In connection with the restructuring of our Board announced in November 2013, Mr. Raab resigned as Chairman of the Board and is instead serving as Lead Independent Director, effective December 31, 2013.
Frederick J. Ruegsegger. Mr. Ruegsegger has been a member of our Board since completion of the merger between TPI and Novacea in January 2009. Prior to completion of the merger, Mr. Ruegsegger was a member of the Novacea board of directors since February 2008. Mr. Ruegsegger has been a managing director of Four Oaks Partners, a transaction advisory firm, since April 2012. Mr. Ruegsegger served as chief financial officer of Sterigenics International, Inc., a sterilization technology company, from June 2004 until September 2011. Prior to that, Mr. Ruegsegger served as chief financial officer and chief of staff of Sterigenics’ former parent company, Ion Beam Applications, from May 2002 to June 2004. From October 2000 to May 2002, Mr. Ruegsegger provided financial and general management services, generally as a consultant, to a variety of companies including CentPharm, LLC and Phaethon Communications. Mr. Ruegsegger holds a B.S. in Economics from the University of Illinois and a Masters in Management from the J.L. Kellogg Graduate School of Management at Northwestern University. We believe Mr. Ruegsegger’s qualifications to sit on our Board include the financial experience he has gained throughout his career, his qualification as our “audit committee financial expert” under SEC rules and his role as a chief financial officer of a publicly-held company.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish us with copies of all forms that they file pursuant to Section 16(a). Based on our review of the copies of such forms received by it and written representations from certain reporting persons, we believe that during fiscal 2013, our executive officers, directors and ten-percent stockholders complied with all other applicable filing requirements.

CORPORATE GOVERNANCE
Our Board of Directors believes that good corporate governance is important to ensure that Transcept is managed for the long-term benefit of our stockholders. This section describes key corporate governance guidelines and practices that we have adopted. Complete copies of the committee charters and Code of Business Conduct and Ethics described below are available in the “Corporate Governance” section of the “Investors” page of our website, www.transcept.com. Alternatively, you can request a copy of any of these documents by writing to Transcept Pharmaceuticals, Inc., 1003 West Cutting Blvd., Suite 110, Point Richmond, California 94804, Attention: Investor Relations.

Corporate Governance Guidelines
The Board of Directors has adopted corporate governance guidelines to assist the Board in the exercise of its duties and responsibilities and to serve the best interests of our company and our stockholders. These guidelines, which provide a framework for the conduct of the Board’s business, provide that:

•	the principal responsibility of the directors is to oversee our management;
•	a majority of the members of the Board be independent directors;
•	the independent directors meet regularly in executive session without non-independent directors present;
•	directors have full and free access to management and, as necessary and appropriate, independent advisors;
•	new directors participate in an orientation program and all directors are expected to participate in continuing director education on an ongoing basis; and
•	at least annually, the Board and its committees conduct a self-evaluation to determine whether they are functioning effectively.
Board Leadership Structure
The Board of Directors maintained as separate the roles of chairman of the board and chief executive officer until January 1, 2014. We believe independent directors and management can have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside the company and industry, while our chief executive officer, in addition to such qualities, also brings company-specific experience and expertise. Beginning in 2014, we restructured our Board to combine the roles of chairman and chief executive officer as part of our preparation for exploring strategic alternatives. We have selected a lead independent director in order to promote the consideration of different perspectives to aid in our strategic development and increases the Board’s ability to oversee the affairs of Transcept. The Board of Directors views these benefits as effective tools to strengthen corporate governance.
Risk Oversight
Management is primarily responsible for managing risks that Transcept may face in the ordinary course of operating our business. The Board actively oversees potential risks and our risk management activities by receiving operational and strategic presentations from management which include discussions of key risks to the business. In addition, the Board has delegated risk oversight to each of its key committees within their areas of responsibility. For example, the Audit Committee assists the Board in its risk oversight function by reviewing and discussing with management our legal risks, system of disclosure controls, the internal controls over financial reporting and risks associated with our cash investment policies. The Nominating and Corporate Governance Committee assists the Board in its risk oversight function by periodically reviewing and discussing with management important governance and associated regulatory compliance issues. The Compensation Committee assists the Board in its risk oversight function by overseeing strategies with respect to our incentive compensation programs and key employee retention issues. We believe that the Board of Directors leadership structure facilitates the division of risk management oversight responsibilities among the Board committees and enhances the Board’s efficiency in fulfilling its oversight function with respect to different business risks and risk mitigation practices.
Board Committees
The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each of these committees operates under a written charter adopted by the Board, current copies of which are posted on the “Corporate Governance” section of the “Investors” page of our website, www.transcept.com.
Audit Committee
The responsibilities of the Audit Committee include the following:

•	overseeing our accounting and financial reporting processes and audits of our financial statements;

•	assisting the Board in oversight and monitoring of:

•	the integrity of our financial statements,

•	our compliance with legal and regulatory requirements under applicable securities law,

•	the independent registered public accounting firms’ qualifications, independence and performance, and

•	our systems of disclosure controls and internal accounting and financial controls;

•	preparing a report in our annual proxy statement in accordance with the rules of the SEC;

•	providing the Board with the results of its monitoring and recommendations derived from its responsibilities; and

•
providing the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that come to its attention and that require the attention of the Board.

Management has the primary responsibility for our financial statements and the reporting process including our system of internal accounting and financial controls.
In 2013, the Audit Committee consisted of Mr. Ruegsegger, who serves as its chairman, Mr. Raab and Christopher Ehrlich, our former director. In January 2014, Dr. Dietz joined the Audit Committee. The Board of Directors has determined that Mr. Ruegsegger is an “audit committee financial expert” as defined in the SEC rules. The Audit Committee held five meetings during 2013.
Compensation Committee
Responsibilities
The responsibilities of the Compensation Committee include the following:

•	reviewing and determining all forms of compensation to be provided to our executive officers;

•	establishing and reviewing general policies relating to compensation, benefits and all bonus and equity compensation for all employees; and

•	producing an annual report on executive compensation for inclusion in our proxy materials in accordance with the rules of the SEC.
Refer to “Compensation Discussion and Analysis” for more information about our Compensation Committee and its processes and procedures.
In 2013, the Compensation Committee consisted of Mr. Ehrlich, our former director, who served as its chairman, Mr. Nunn and Mr. Raab. The Compensation Committee held two meetings during 2013 and acted five times by unanimous written consent. In January 2014, Dr. Dietz joined the Compensation Committee and Mr. Nunn was appointed its chairman.
Nominating and Corporate Governance Committee and Director Nominations
The responsibilities of the Nominating and Corporate Governance Committee relating to the nomination of directors include the following:

•
considering and approving all nominees for membership on the Board, including the slate of nominees to be proposed by the Board to our stockholders for election at an annual stockholders’ meeting and any nominees to be elected or appointed by the Board to fill interim director vacancies;

•	evaluating all proposed director nominees;

•	evaluating incumbent directors before recommending re-nomination; and

•	recommending all approved candidates to the Board for appointment or nomination to our stockholders.
The Nominating and Corporate Governance Committee selects as candidates to the Board of Directors for appointment or nomination individuals of high personal and professional integrity and ability who can contribute to the Board of Directors’ effectiveness in serving the interests of our stockholders. Director nominees are expected to have considerable management experience that would be relevant to our current and expected future business directions, a track record of accomplishment and a commitment to ethical business practices. The Nominations and Corporate Governance Committee also considers diversity in professional experience and skill sets in identifying nominees for director. The Board of Directors, along with the Nominating and Corporate Governance Committee, utilizes its own resources to identify qualified candidates that meet these criteria to join the Board of Directors and may, in the future, use an executive recruiting firm to assist in the identification and evaluation of such qualified candidates. For these services, an executive recruiting firm would be paid a fee. The Nominating and Corporate Governance Committee has not established a procedure for considering nominees for director nominated by our stockholders. The Board of Directors and Nominating and Corporate Governance Committee believe that they can identify appropriate candidates to our Board of Directors. Stockholders may nominate candidates for director in accordance with the advance notice and other procedures contained in our bylaws.
The responsibilities of the Nominating and Corporate Governance Committee relating to corporate governance include the following:

•	developing and recommending to the Board the governance principles applicable to us;

•	overseeing the evaluation of our Board and management;

•	recommending director nominees for each committee of our Board;

•	monitoring and reviewing compliance with our Code of Business Conduct and Ethics;

•	developing and recommending director conflict of interest policy applicable to our directors; and

•	reviewing performance of the committees of the Board, and making recommendations regarding committee organization, membership, function and effectiveness.
The Nominating and Corporate Governance Committee consists of Mr. Kiley, who serves as its chairman, and Mr. Ruegsegger. The Nominating and Corporate Governance Committee held one meeting during 2013 and acted one time by unanimous written consent.
Board Attendance at Board and Stockholder Meetings
The Board of Directors held a total of nineteen meetings during 2013 and acted twice by unanimous written consent. No director serving throughout 2013 attended fewer than 75% of the aggregate of all meetings of the Board and the committees of the Board upon which such director served during the period of such director's service.

We do not have a formal policy regarding attendance by members of the Board at our annual meeting of stockholders, but directors are encouraged to attend. Six of the seven individuals then serving on our Board attended our 2013 annual meeting of stockholders.
Communicating with the Board of Directors
In accordance with our policies regarding communication to non-management members of the Board of Directors, stockholders may communicate with such members by sending an email to the Chairman of the Board of Directors at Chairman@transcept.com. The Chairman of the Board of Directors monitors such communications and provides summaries at regularly scheduled meetings of the Board of Directors. Where the nature of the communication warrants, the Chairman of the Board of Directors may determine, in his judgment as considered appropriate, to obtain the more immediate attention of the appropriate committee of the Board of Directors or non-management director, of independent advisors or of management.
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
COMPENSATION DISCUSSION AND ANALYSIS
Overview
This executive summary provides a discussion of how the Compensation Committee views the link between pay and performance for our named executive officers with respect to 2013, and includes additional information with respect to 2012 to provide context. For the purposes of this Compensation Discussion and Analysis, compensation tables and narrative discussion, our named executive officers for 2013 consist of:

•	Glenn A. Oclassen, President and Chief Executive Officer,

•	Nikhilesh N. Singh, Ph.D., Senior Vice President, Chief Scientific Officer,

•	John A. Kollins, Senior Vice President, Chief Business Officer,

•	Leone D. Patterson, Vice President and Chief Financial Officer, and

•	Thomas P. Soloway, former Executive Vice President, Chief Operating Officer.
On December 4, 2013, Transcept announced that Mr. Oclassen was appointed as Chairman of the Board of Directors and continues as Chief Executive Officer. Mr. Soloway resigned his employment with the Company as Executive Vice President and Chief Operating Officer, effective December 31, 2013.

Business Highlights that Affected Compensation Actions Taken in 2012 and 2013
In February 2013, the Compensation Committee, at the recommendation of Mr. Oclassen and after consultation with Compensia, took the following step:

•	maintained executive salaries, at approximately the 50th percentile of our 2013 peer group;

•	continued a cash incentive bonus program for 2013; and

•	awarded annual stock options with standard vesting over four years.
In July 2013, the Compensation Committee, at the recommendation of Mr. Oclassen and after consultation with Compensia, took the following steps:
•awarded stock options with standard vesting over four years, however in the event of the executives termination Without Cause or the executives resignation for Good Reason within one year following a Change of Control, the exercise period would be extended to the earlier of (i) the third anniversary of the executives termination date or (ii) the original expiration of the applicable stock option;

•	in the event of a Change of Control, we extended the severance benefit period for Mr. Kollins and Ms. Patterson; and

•	renewed the severance agreements for Messrs. Oclassen and Soloway, and Dr. Singh.
In July 2013, the Compensation Committee granted stock options that were intended to align management and shareholder interests accordingly and to recognize the limited retention value associated with the vast majority of the outstanding stock options with no intrinsic value at that time, especially  as Transcept began exploring various  strategic alternatives.
Advisory Vote on Executive Compensation
At the 2011 annual meeting of stockholders, our stockholders approved, on an advisory basis, the compensation of our named executive officers, with a greater than 99% approval rate for our say-on-pay resolution. As a result, the Compensation Committee continues to apply similar compensation philosophies to those it has used in previous years in determining executive compensation. The Compensation Committee will continue to consider the outcome of our say-on-pay votes when making future compensation decisions for the named executive officers.
Also at the 2011 annual meeting of stockholders, our stockholders provided strong support for holding advisory “say-on-pay” votes every three years, with approximately 70% of votes cast in favor of holding an advisory vote every three years. Consistent with the stated preference of a majority of our stockholders and the Board of Directors’ recommendation, the Board of Directors determined that we will hold a “say-on-pay” vote every three years. Our next advisory vote on compensation will be held at the 2014 annual meeting of stockholders.

Executive Compensation Philosophy
Our executive compensation program impacts all employees by establishing a general framework for compensation and creating a work environment focused on expectations, goals and rewards. Because the performance of every employee is important to our overall success, the Compensation Committee is mindful of the impact executive compensation and incentive programs have on all employees.
We maintain our headquarters and operations in the San Francisco Bay area, which has a high cost of living and a highly competitive employment environment. Specifically, numerous life science and other high-growth and commercial companies are nearby and compete for the same personnel that we seek to recruit, motivate and retain. In addition, the business cycle in the life science industry is typically much longer than other commercial industries requiring long-term dedication from employees. We recognize that highly qualified executives and other skilled professionals have many career opportunities and that their choices to join or stay with us rest in part with the mix of compensation being paid. In reconciling these considerations, the Compensation Committee strives to act in our, and our stockholders’, long-term best interests, and believes that our executive compensation program strongly aligns management with the long-term interests of our stockholders.
We aim to attract, retain and motivate top performers in our industry and have developed a compensation philosophy intended to achieve these goals. To compensate for ongoing performance throughout the year, we generally target executive officer base salaries at or near the 50th percentile for similar positions in our peer group companies. We believe that this is an important target for retaining top performers. In addition, our compensation program is designed to reward performance by making a significant portion of the potential compensation of all executive officers contingent on the achievement of our business objectives and the creation of value for our shareholders. In rewarding performance, we have historically sought to incentivize long-term corporate and individual performance and provided special incentives when we need to achieve specific short-term goals. To achieve these aims, we have adopted a general philosophy of targeting total target cash compensation (base salary plus target bonus) at approximately the 50th percentile, and long-term equity compensation between the 50th and 75th percentile of our peer group companies. To determine the percentile of long-term equity compensation, we typically consider a blend of the percent of company granted methodology and the Black Scholes Equity Value methodology, in each case vs. our peer group as supplemented with third party survey data for those positions where our peer group does not have sufficient data for comparison. We believe that these targets align management with shareholder interest by rewarding executives for making decisions and achieving milestones that drive long term value creation. Each of these targets is evaluated annually by the Compensation Committee, and a subjective decision is made regarding general progress in our business and the applicability of each of these targets in light of such progress.
To date, we have not structured our compensation elements for executive officers so as to target each separate component at a specific percentage of total direct compensation for the year. The determination of the Compensation Committee as to the appropriate use and weight of each component of executive compensation has been historically subjective, based on its view of the relative importance of each component in meeting overall company objectives.

Objectives of the Executive Compensation Program
Our executive compensation program is designed to achieve three primary objectives:

•	provide competitive compensation to attract, retain and motivate top talent;

•
foster collaboration among our executive team and promote the achievement of annual strategic objectives by linking compensation to the achievement of shared corporate performance goals and individual objectives that support corporate goals; and

•	align compensation with stockholders and reward the creation of stockholder value.

Compensation Elements and Purpose
In 2013, executive compensation at the company consisted of the following elements:

•	Base salary: Compensation for ongoing performance throughout the year.

•	Cash incentive bonus program: A cash bonus program to recognize and reward annual performance, including the achievement of overall company objectives and individual goals.

•
Time-vested stock option awards: Equity compensation to provide an incentive to manage the company from the perspective of an owner with an equity stake in the business and reward the creation of shareholder value.

•
Severance and change-in-control benefits: Remuneration paid to executive officers in the event of a qualifying termination in connection with a change-in-control of the company or an involuntary employment termination to provide security to our executive officers and enable them to focus on their duties for the Company and maximize value for shareholders.

•	Other benefits: Employee benefit plans, in which all employees participate, to enhance retention and workplace morale.
Process for Determining Executive Compensation
During 2013, the Compensation Committee was responsible for evaluating the compensation of our executive officers and making recommendations to the non-employee members of the Board of Directors for discussion and approval. Since May 1, 2011, the Compensation Committee has consisted of Christopher B. Ehrlich, as its chairman, Jake R. Nunn and G. Kirk Raab. However, on December 31, 2013, Mr. Ehrlich stepped down as a Transcept Board member and was replaced by Thomas J. Dietz on the Compensation Committee. Mr. Nunn became the Chairman of the Compensation Committee at that time.
To aid the Compensation Committee in its responsibilities, the Chief Executive Officer and Chief Operating Officer provide the Compensation Committee with a variety of information, including analyses relating to our overall corporate performance, the individual performance of executive officers and compensation recommendations for all executive officers based on industry compensation surveys and internal equity. Neither the Chief Executive Officer nor the Chief Operating Officer participates in the Compensation Committee’s deliberations or decisions with regard to his respective compensation terms.  Prior to Mr. Oclassen being appointed as the Chairman of the Board, the Chairman of the Board participated in the process for determining the Chief Executive Officer’s compensation. For 2014 compensatory decisions, it is expected that the Lead Independent Director of the Board will participate in the process for determining the Chief Executive Officer's compensation. Also upon the Chief Operating Officer's departure on December 31, 2013, the Chief Financial Officer assumed the Chief Operating Officer's responsibilities for advising on compensation matters.
In late 2012 the Compensation Committee engaged Compensia to assess matters relating to executive compensation plans, evaluate our compensation policies and practices, report to the Compensation Committee on its findings, and to make recommendations for compensation adjustments. In January 2013, our Compensation Committee completed 2012 performance reviews of our executive officers and implemented compensation adjustments to be effective for fiscal 2013. For purposes of comparison with other public companies, Compensia recommended, and the Compensation Committee approved, a group of peer companies that generally included one or more of the following characteristics:

•	Similar business models

◦	The development or commercialization of products for primary care markets with a large pharma marketing partner.

◦	The development for, or recent launch of, a product to a specialty market.

◦	The development or marketing of established drug products in new dosage forms or delivery systems.

•	Similar market capitalizations

◦
With the exception of MAP Pharmaceuticals, Inc. that has served as a Transcept peer for several years, all 2013 peer companies were less than $500 million in market capitalization at the time the peer group was assembled.

•	Geography

◦	2013 peer group companies were primarily, but not exclusively, California based.

The peer group used to determine 2013 compensation was as follows:

• Alexza Pharmaceuticals, Inc.	• MAP Pharmaceuticals, Inc.
• AMAG Pharmaceuticals, Inc.	• Orexigen Therapeutics, Inc.
• Anacor Pharmaceuticals, Inc.	• Pacira Pharmaceuticals, Inc.
• Avanir Pharmaceuticals, Inc.	• Sangamo BioSciences, Inc.
• Cadence Pharmaceuticals, Inc.	• Savient Pharmaceuticals, Inc.
• Corcept Therapeutics, Incorporated.	• Somaxon Pharmaceuticals, Inc.
• Cytokinetics, Incorporated.	• Vanda Pharmaceuticals Inc.
• Depomed, Inc.	• XenoPort, Inc.
• Dyax Corp.	• Zogenix, Inc.
• Horizon Pharma, Inc.
Between 2012 and 2013 Compensia recommended, and the Compensation Committee approved, a change in companies determined to be peers for purposes of evaluating executive compensation. 2012 peers that were removed in 2013 include: Adolor Corporation, Allos Therapeutics, Inc., Arena Pharmaceuticals, Inc, and VIVUS, Inc. Adolor Corporation and Allos Therapeutics, Inc. were removed because they were acquired in 2012 and Arena Pharmaceuticals and VIVUS, Inc. were deemed no longer relevant peers due to changes in market capitalization that made them less desirable choices, or it was determined that the other companies with more similar business models or geographic locations made them more suitable choices. To replace and augment the peers that were removed, new companies added to the 2013 peer group included: Anacor Pharmaceuticals, Inc., Corcept Therapeutics, Incorporated, Cytokinetics, Incorporated, Depomed, Inc., Horizon Pharma, Inc., and Sangamo BioSciences, Inc.
In cases where peer group compensation data is not available, the Compensation Committee reviews market data from the Radford Life Sciences Survey reflecting a broad set of life science companies in the United States with 50 to 150 employees.
2013 Executive Compensation Program
Base Salary
After consideration of executive salary data provided to the Compensation Committee by Compensia, which showed current base salaries at approximately the 50th percentile of our peer group, and Mr. Oclassen's recommendation, the Compensation Committee recommended to the Board of Directors, and the Board of Directors in turn determined to not change executive base salaries for 2013.

Officer	2013 Base Salary
Glenn A. Oclassen	$560,000
Thomas P. Soloway	$350,000
Nikhilesh N. Singh	$350,000
John A. Kollins	$340,000
Leone D. Patterson	$315,000
Cash Incentive Bonus Program
Our cash incentive bonus program is intended to incentivize management to achieve shorter term goals by targeting a percentage of base salary that can be earned for achieving performance criteria. Mr. Oclassen recommended to the Compensation Committee that bonus targets for the management team, other than his own, be set at the 50th percentile of similarly situated executives in our 2013 peer group. This recommendation placed our target cash compensation (base salary plus target bonus) at approximately the 50th percentile of target cash compensation for our 2013 peer group, a number that is consistent with our compensation philosophy. The Compensation Committee then separately deliberated and determined a recommended bonus target for Mr. Oclassen, after which it made a recommendation to the Board of Directors for the bonus for all executive officers. After consideration the Board of Directors determined to maintain the target bonus for all executives at the 50th percentile of our 2013 peer group as follows:

•Mr. Oclassen: 50% of base salary
•Mr. Soloway: 40% of base salary
•Dr. Singh: 40% of base salary
•Mr. Kollins: 35% of base salary
•Ms. Patterson: 35% of base salary
For 2013, Mr. Oclassen's bonus payment eligibility was to be based 100% on the achievement of corporate goals. Bonus payment eligibility for our remaining named executive officers was to be based 70% on the achievement of 2013 corporate objectives and 30% determined on a discretionary basis subject to individual performance and contribution, as determined by the Chief Executive Officer and recommended to the Compensation Committee. The Compensation Committee determined that no bonus would be paid to the named executive officers unless the corporate goals were determined to have been achieved at a 60% or greater level based on assigned weightings to each of the corporate objectives. The Compensation Committee retained discretion to determine that portion of the bonus that would be paid if the corporate goals were achieved at a level between 60% and 100%. The Compensation Committee retained discretion to change the bonus structure and the bonus payouts as it considered appropriate if during the course of the year business objectives changed, although such discretion was not used in 2013.
The Board set the 2013 corporate goals in a manner that would require significant effort by our executives and would not be expected to be easily achieved in the ordinary course of business. 2013 corporate goals and their respective weighting were as follows:
•Pipeline development goal:

•	Develop in-house and/or sign an in-licensing agreement for at least two new products: 85%
•Intermezzo goals:

•	Progress toward our goal of having Purdue Pharma return Intermezzo under terms deemed by the Board of Directors to be favorable to Transcept: 15%
In January 2014 the Board of Directors met to determine bonus payments under the cash incentive bonus program for calendar year 2013 performance. Upon the recommendations of both Mr. Oclassen and the Compensation Committee, the Board of Directors did not approve any awards to executives under the 2013 cash incentive bonus plan. In making such determination, the Board of Directors evaluated corporate performance against predetermined goals and objectives and determined that Corporate goals were met at the 35% level. In making this determination, the Board considered the progress made with respect to various business development activities and new product initiatives. Along with not achieving the threshold of 60%, the Board more importantly considered the Company’s share price, shareholder dissatisfaction and the Company's inability to come to an agreement with Purdue Pharma about the future of Intermezzo in deciding that no bonus would be paid to our named executive officers. Since it did not impact the bonus paid, no assessment of individual performance in respect of the 2013 cash incentive bonus plan was made.

Stock Option Awards
We believe that stock option awards are an effective means of aligning the interests of executives and stockholders, rewarding executives for achieving success over the long term and providing executives an incentive to remain with us. We grant options to new executives upon the commencement of their employment, and after becoming a public company in 2009, we adopted an annual grant timetable that is part of our annual review process.

In granting stock options to our executives, we consider an executive’s existing option grants and equity holdings, including factors such as the total percentage of the company’s capital stock represented by those option grants and holdings and the extent to which these grants and holdings are vested. As a guiding philosophy, we begin our analysis by targeting an annual equity grant for each executive between the 50th and 75th percentile as compared to our peer group companies, or third party survey data for those positions where our peer group does not have sufficient data for comparison. Using this analysis as a framework, and based upon our desire to promote an egalitarian team ethic, we reallocate stock option grants among similarly situated classes of executives based on title, such as Senior Vice President or Vice President, so that similarly titled executives are awarded similar grants.
The typical vesting schedule for initial stock option grants to our employees includes vesting of 25% of the shares subject to the option at one year, and equal monthly vesting of the remaining shares subject to the option thereafter over the next 36 months. After an initial stock option grant is made to any employee, subsequent option grants typically vest in equal monthly installments over a total of 48 months. The Compensation Committee retains the discretion to grant additional options to executive officers as a reward for exceptional performance, or to incentivize the achievement of specific short term objectives.

2013 Annual Stock Option Grants
In January 2013, as part of our annual stock option grant process, our Compensation Committee recommended to our Board of Directors, and our Board of Directors granted, the named executive officers options to purchase our Common Stock as indicated in the table below. All such stock options were granted pursuant to our 2006 Incentive Award Plan. Options granted to the named executive officers had an exercise price of $5.40 per share, the closing price of our Common Stock on the date of grant. The options vest in equal monthly installments over a 48-month period, subject to continuous active service to us during such period.

The size of these grants was determined based on the recommendations of Compensia and the Compensation Committee’s guideline to grant equity incentives to our overall executive team between the 50th and 75th percentile of our peer group. Although our named executives have an overall equity compensation target that ranges from the 50th to the 75th percentile, an individual executive’s equity compensation will be influenced by additional considerations such as the scope of the executive’s role; the executive’s experience, qualifications, and skills; individual performance; and our desire to promote equality among our similarly situated executives. In analyzing the 50th to 75th percentile range for equity compensation at our peer group companies, Compensia used an equal blend of the Black-Scholes valuation method and a method that compares the percentage of the shares outstanding represented by equity grants. Annual stock option awards to our Named Executive Officers in 2013 were as follows:

Name	Shares Subject to Option
Glenn A. Oclassen	250,000
Thomas P. Soloway	140,000
Nikhilesh N. Singh, Ph.D.	120,000
John A. Kollins	90,000
Leone D. Patterson	80,000

Annual stock option grants for Named Executive Officers were all between the 50th and 75th percentile of the 2013 peer group, a range consistent with our pre-established guidelines.

Stock Option Grants in July 2013

On July 15, 2013, the Compensation Committee recommended to the Board of Directors and the Board of Directors then approved the following stock option grants to the Named Executive Officers:

Name	Shares Subject to Option
Glenn A. Oclassen	225,000
Thomas P. Soloway	115,000
Nikhilesh N. Singh, Ph.D.	115,000
John A. Kollins	115,000
Leone D. Patterson	115,000

The stock options were granted under the Company's 2006 Incentive Award Plan at an exercise price of $2.93 per share and vest monthly thereafter in equal increments over 48 months and are exercisable over the life of the stock option. In the event of a Change of Control, these options will remain exercisable until the earlier of (i) the third anniversary of the executive's termination date or (ii) the original expiration date of the applicable option. The July 2013 stock options were intended to align management and shareholder interests accordingly and to recognize the limited retention value associated with the vast majority of the outstanding stock options with no intrinsic value at that time, especially as Transcept began exploring various strategic alternatives. Compensia performed an analysis to advise the Compensation Committee on the appropriateness of the total cash and stock option compensation under a Change in Control scenario and determined that post this stock option grant and other changes to severance agreements, Transcept would fall within the 50th percentile of market practices under a Change of Control scenario, which aligns with our overall compensation objectives.
Severance Agreements
We believe that concerns about potential job loss or the possibility or occurrence of a change-in-control of the company can create uncertainty for our executive officers that may unduly affect their performance. For example, fear of an involuntary termination of employment without cause, such as in the event of a reduction in force or position elimination may lead to the untimely departure of a key employee. In addition, the possibility of a change-in-control of the company may create uncertainty for executives regarding their continued employment by us because such transactions frequently result in changes in senior management.
Consequently, in 2009 the Compensation Committee approved our entry into Change of Control and Severance Benefits Agreements with our executive officers, including our named executive officers, to ensure that this protection was consistent with our peer companies and market practices. We believe that these agreements ensure the continued attention and dedication of our executive officers, including our named executive officers, to their assigned duties, and, thus, help ensure that they act in the best interests of our stockholders. These agreements also help to mitigate the risk of a potential job loss, as well as provide additional incentives to our executive officers to remain employed with us.
These agreements provide that each executive officer, including each named executive officer, will receive certain severance benefits if his or her employment is terminated without “cause” or he or she resigns for “good reason” (as those terms are defined in the agreements), within 12 months after a change-in-control of the company (as such term is defined in the agreements), or if his or her employment is terminated without cause, other than within 12 months after a change-in-control of the company. Any severance benefit received under such circumstances is only payable after such executive officer has signed a general release of claims against the Company and its affiliates. Where an executive’s employment is terminated without cause, the applicable payment amounts and benefit levels differ depending upon whether or not such termination occurs within 12 months after a change-in-control. The agreements also provide for full acceleration of vesting of equity incentive awards in the event of a qualifying termination or resignation of employment within 12 months after a change-in-control. Also, certain stock options are eligible for extended exercisability as specified by the Board of Directors.
For additional information on the specific terms and conditions of these agreements, and estimated potential payments and benefits under these arrangements in connection with qualifying terminations or resignations, see the discussion in this Item 11 under the heading “Transcept Severance Agreements.”
Other Benefits
Executive officers are eligible to participate in all our employee benefit plans, such as medical, dental, vision, group life, disability, and accidental death and dismemberment insurance, our 401(k) plan, and our Employee Stock Purchase Plan, in each case on the same basis as other employees, subject to applicable law. We also provide vacation and other paid holidays to all employees, including executive officers, which we believe are comparable to those provided at peer companies.
Accounting and Tax Considerations
Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, places a limit of $1.0 million on the amount of compensation that we may deduct as a business expense in any year with respect to our chief executive officer and certain other highly paid executive officers. While the Compensation Committee has not adopted a formal policy regarding tax deductibility of compensation paid to our executive officers, the compensation committee intends to consider tax deductibility under Section 162(m) as a factor in compensation decisions.
Code Section 409A imposes additional taxes on certain non-qualified deferred compensation arrangements that do not comply with its requirements. These requirements regulate an individual’s election to defer compensation and the individual’s selection of the timing and form of distribution of the deferred compensation. Code Section 409A generally also provides that distributions of deferred compensation only can be made on or following the occurrence of certain events (e.g., the individual’s separation from service, a predetermined date or fixed schedule, a change-in-control, or the individual’s death or disability). For certain executives, Code Section 409A requires that such individual’s distribution of certain non-qualified deferred compensation amounts commence no earlier than six months after such officer’s separation from service. We have and will continue to endeavor to structure our compensation arrangements to be exempt from or comply with Code Section 409A so as to avoid the adverse tax consequences associated therewith. We have not provided any executives or other employees with any gross-up in connection with Section 409A of the Code.

Report of the Compensation Committee of the Board of Directors
The Compensation Committee of Transcept has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report of Form 10-K for the fiscal year ended December 31, 2013.

Respectfully Submitted By:
MEMBERS OF THE COMPENSATION COMMITTEE

Jake R. Nunn, Compensation Committee Chairman G. Kirk Raab Thomas J. Dietz
Dated: March 14, 2014

The information contained above under the caption “Report of the Compensation Committee of the Board of Directors” shall not be deemed to be soliciting material or to be filed with the SEC, nor shall such information be incorporated by reference this Annual Report on Form 10-K into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
Compensation Policies and Practices As They Relate to Risk Management
We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our business. In addition, the Compensation Committee believes that the mix and design of the elements of executive compensation do not encourage our employees to take excessive risk. Specifically, the Compensation Committee reviewed the following design features of our compensation programs that guard against excessive risk-taking:

•
our compensation program is designed to provide a balanced mix of annual and long-term compensation in order to encourage actions that are in our shareholders’ interests in both the short and long-term;

•	base salaries are consistent with market practices such that our employees are not motivated to take excessive risks to achieve a reasonable level of financial security; and

•	our long-term incentive compensation employs multi-year vesting to facilitate long-term alignment with shareholders.

EXECUTIVE COMPENSATION

The following table provides information regarding the compensation of our named executive officers for 2013.
Summary Compensation Table

					Non-Equity
Name and				Option	Incentive Plan	All Other
Principal Position	Year	Salary	Bonus	Awards	Compensation	Compensation		Total
		($)	($)	(1) ($)	($)	($)		($)

Glenn A. Oclassen	2013	560,000	—	1,339,655	—	—		1,899,655
President and Chief	2012	551,250	—	1,012,518	—	—		1,563,768
Executive Officer	2011	450,833	—	1,175,720	227,500	—		1,854,053

Nikhilesh N. Singh, Ph.D.	2013	350,000	—	656,039	—	—		1,006,039
Sr. Vice President and	2012	347,417	—	337,506	—	—		684,923
Chief Scientific Officer	2011	315,750	—	483,505	111,650	—		910,905

John A. Kollins	2013	340,000	—	545,441	—	—		885,441
Sr. Vice President,	2012	198,333	—	696,049	—	82,857		977,239
Chief Business Officer

Leone D. Patterson	2013	315,000	—	508,575	—	—		823,575
Vice President, Chief	2012	157,500	—	394,263	—	—		551,763
Financial Officer

Thomas P. Soloway (2)	2013	350,000	—	792,629	—	11,442	(3)	1,154,071
Former Exec. Vice President,	2012	347,167	—	337,506	—	—		684,673
Chief Operating Officer	2011	313,000	—	483,505	110,600	—		907,105

(1)
The amounts in this column represent the grant date fair value of options awarded during the respective year as well as any stock modified during the respective year computed in accordance with ASC Topic 718. Assumptions used in calculating the valuation of option awards are described in Note 11 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

(2)	Mr. Soloway resigned his position as Executive Vice President, Chief Operating Officer effective as of December 31, 2013.

(3)	Represents vacation payout upon termination.

Grants of Plan-Based Awards
The following table provides information regarding grants of plan based awards to each of the named executive officers during the year ended December 31, 2013. The options granted to the named executive officers were granted under the Amended and Restated 2006 Incentive Award Plan.

Name				All Other
				Option
		Estimated Future Payouts		Awards:	Exercise
		Under Non-Equity Incentive		Number of	or Base
		Plan Awards		Securities	Price of	Grant
	Grant	Threshold	Target	Underlying	Option	Date Fair
	Date	(1) ($)	(2) ($)	Options (3)	Awards ($)	Value (4) ($)

Glenn A. Oclassen		168,000	280,000
	1/7/2013			250,000	5.40	921,650
	7/15/2013			225,000	2.93	418,005

Nikhilesh N. Singh, Ph.D.		84,000	140,000
	1/7/2013			120,000	5.40	442,392
	7/15/2013			115,000	2.93	213,647

John A. Kollins		71,400	119,000
	1/7/2013			90,000	5.40	331,794
	7/15/2013			115,000	2.93	213,647

Leone D. Patterson		66,150	110,250
	1/7/2013			80,000	5.40	294,928
	7/15/2013			115,000	2.93	213,647

Thomas P. Soloway		84,000	140,000
	1/7/2013			140,000	5.40	516,124
	7/15/2013			115,000	2.93	213,647

(1)
Corporate goals must be achieved at 60% for any bonus payouts to occur. This amount represents 60% of total potential payout under the Transcept annual incentive bonus plan for the year ended December 31, 2013.

(2)
Represents the target potential payout at 100% under the Transcept annual incentive bonus plan for the year ended December 31, 2013. On January 21, 2014, upon management recommendation and after considering corporate performance against predetermined goals and objectives, including a decline in the Company’s stock price and the Company's limited success in achieving against the 2013 goals approved by the Board, the Board did not approve any cash bonus awards earning in respect of 2013 for the named executives.

(3)	See "Outstanding Equity Awards at Fiscal Year-End" table below for vesting information for these option grants.

(4)
The amounts in this column represent the grant date fair value of options awarded computed in accordance with ASC Topic 718. Assumptions used in calculating the valuation of option awards are described in Note 11 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End
The following table presents certain information concerning the outstanding option awards held as of December 31, 2013 by each of the named executive officers.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Vesting	Option	Option
	Options (#)	Options (#)		Commencement	Exercise	Expiration
Name	Exercisable	Unexercisable		Date	Price ($)	Date

Glenn A. Oclassen	9,958	—			0.88	3/15/2016
	87,398	—			1.77	4/4/2017
	90,000	—			4.14	2/12/2019
	109,470	2,330	(1)	1/14/2010	8.21	1/14/2020
	59,000	—			8.21	1/14/2020
	107,666	44,334	(1)	2/2/2011	8.20	2/2/2021
	155,000	—			2.68	8/24/2021
	82,500	97,500	(1)	2/1/2012	8.09	2/1/2022
	57,291	192,709	(1)	1/7/2013	5.40	1/7/2023
	23,437	201,563	(1)	7/15/2013	2.93	7/15/2023

Nikhilesh N. Singh, Ph.D.	59,599	—			0.88	3/15/2016
	102,088	—			1.77	4/4/2017
	42,000	—			4.14	2/12/2019
	46,314	986	(1)	1/14/2010	8.21	1/14/2020
	24,100	—			8.21	1/14/2020
	41,083	16,917	(1)	2/2/2011	8.20	2/2/2021
	77,500	—			2.68	8/24/2021
	27,500	32,500	(1)	2/1/2012	8.09	2/1/2022
	27,500	92,500	(1)	1/7/2013	5.40	1/7/2023
	11,979	103,021	(1)	7/15/2013	2.93	7/15/2023

John A. Kollins	22,916	27,084	(1)	2/1/2012	8.09	2/1/2022
	31,875	53,125	(2)	6/20/2012	6.11	6/20/2022
	20,625	69,375	(1)	1/7/2013	5.40	1/7/2023
	11,979	103,021	(1)	7/15/2013	2.93	7/15/2023

Leone D. Patterson	33,750	56,250	(2)	6/25/2012	6.05	6/25/2022
	18,333	61,667	(1)	1/7/2013	5.40	1/7/2023
	11,979	103,021	(1)	7/15/2013	2.93	7/15/2023

Thomas P. Soloway	29,157	—			0.88	3/15/2016
	52,509	—			1.77	4/4/2017
	42,000	—			4.14	2/12/2019
	47,300	—			8.21	1/14/2020
	24,100	—			8.21	1/14/2020
	55,583	—			8.20	2/2/2021
	38,750	—			2.68	8/24/2021
	42,500	—			8.09	2/1/2022
	67,083	—			5.40	1/7/2023
	40,729	—			2.93	7/15/2023

(1)	Vests in substantially equal installments on each monthly anniversary of the vesting commencement date over four years, subject to continuous service through each such date.

(2)
Subject to four year vesting, where 25% of the shares subject to the option vests on the first anniversary of the vesting commencement date and the remaining shares subject to the option vests in substantially equal monthly installments thereafter for the next 36 months, subject to continuous service through each such date.

Options Exercised and Stock Vested
There were no exercises of options during fiscal 2013 by any of the named executive officers. None of our named executive officers held stock awards during fiscal 2013.
Pension Benefits and Nonqualified Deferred Compensation
We do not provide any pension or nonqualified deferred compensation benefits to our named executive officers.
Transcept Severance Agreements
We entered into Change of Control and Severance Benefits Agreements with each of our named executive officers. Each of these agreements provides for the executive officer to remain an at-will employee, has a term of five years, and contains provisions that allow for the timing of payments under the agreements to be altered in order to prevent certain adverse tax consequences under Section 409A of the Internal Revenue Code of 1986.
Definitions
“Cause” under these agreements means any one or more of the following:

•	conviction of (or pleading guilty or no contest to) any felony or any crime involving moral turpitude;

•	participation in any material fraud, material act of dishonesty, or other act of intentional and material misconduct against Transcept;

•	intentionally damaging or willfully misappropriating any property of Transcept that in any case has a material adverse effect on us;

•	materially breaching any fiduciary, statutory, or contractual duty owed to us;

•	regularly and materially failing to diligently and successfully perform the executive’s duties;

•	failing to cooperate with us in any investigation or proceeding by any governmental or similar authority or as otherwise authorized by the Board of Directors or a committee thereof; and

•	being found liable in an SEC action and/or being disqualified by the SEC from serving in an executive role.
“Good Reason” under these agreements means that the executive resigns his or her role with us if one of the following has taken place without the executive’s consent, has not been cured within 30 days of the executive providing written notice to our Board of Directors, and the executive’s resignation is effective within 60 days after expiration of the 30-day cure period:

•	there is a material reduction in the executive’s base annual salary;

•
there is a material change in the executive’s position or responsibilities (including the person or persons to whom the executive has reporting responsibilities) that represents an adverse change from the executive’s position or responsibilities from those in effect at any time within 90 days preceding the change of control; provided, however, that a change of control which results in the subsequent conversion of Transcept to a division or unit of the acquiring corporation will not by itself result in a material reduction in the executive’s level of responsibility;

•	the executive is required to relocate his or her principal place of employment to a facility or location that would increase the executive’s one-way commute distance by more than 35 miles;

•	we materially breach our obligations under any then-effective employment agreement with the executive; and

•	an acquirer, successor or assignee of Transcept fails to assume and perform, in any material respect, our obligations under the employment agreement.
“Change of Control” under these agreements means:

•
a transaction or series of transactions (other than a public offering through a registration statement filed with the SEC) whereby any person or persons directly or indirectly acquires beneficial ownership of securities of Transcept possessing more than 50% of the total combined voting power of our securities outstanding immediately after such acquisition; or

•
any period of two consecutive years during which individuals who constitute a majority of our Board of Directors at the beginning of such two year period, together with any new directors whose election by the Board or nomination for election by our stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the two-year period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of the Board; or

•
the consummation by us of a merger, consolidation, reorganization, business combination, sale or disposition of all or substantially all of our assets in a single transaction or series of related transactions, or the acquisition of assets or stock of another entity, in each case other than in a transaction:

▪
which results in the voting securities of Transcept outstanding immediately before the transaction continuing to represent at least a majority of the combined voting power of the successor entity’s outstanding voting securities immediately after the transaction; and

▪
after which no person or group beneficially owns voting securities representing 50% or more of the combined voting power of the successor entity, not including such persons who prior to consummation of the transaction owned enough securities to represent 50% of the voting securities of the successor entity following consummation of the transaction; or

•	Our stockholders approve a liquidation or dissolution of Transcept.

Material Severance Terms Pertaining to Named Executive Officers

Set forth below are descriptions of material severance terms pertaining to our named executive officers.
Glenn A. Oclassen
In the event that we terminate Mr. Oclassen’s employment without cause or Mr. Oclassen resigns for good reason, in either case within 12 months after a change of control, Mr. Oclassen will receive, subject to Mr. Oclassen executing and not revoking a general release of claims against the Company and its affiliates within 60 days following the termination date, a single lump sum severance payment equal to his then-effective annual salary, continued payment of premiums for group health benefits until the earlier of 12 months after termination or the date upon which Mr. Oclassen and his eligible dependents become covered under similar plans, and the vesting of 100% of Mr. Oclassen’s then-outstanding unvested equity awards. Additionally, options designated by the Board or the Board's Compensation Committee as being eligible for extended exercisability shall remain exercisable until the earlier of (i) the third anniversary of his termination date or (b) the original expiration date of the applicable option.

In the event that we terminate Mr. Oclassen’s employment without cause other than within 12 months after a change of control, Mr. Oclassen will receive, subject to Mr. Oclassen executing and not revoking a general release of claims against the Company and its affiliates within 60 days following the termination date, a single lump sum severance payment equal to 1.5 times his then-effective annual salary and continued payment of premiums for group health benefits until the earlier of 18 months after termination or the date upon which Mr. Oclassen and his eligible dependents become covered under similar plans.
Nikhilesh N. Singh
In the event that we terminate Dr. Singh’s employment without cause or Dr. Singh resigns for good reason, in either case within 12 months after a change of control, Dr. Singh will receive, subject to Dr. Singh executing and not revoking a general release of claims against the Company and its affiliates within 60 days following the termination date, a single lump sum severance payment equal to 1.5 times his then-effective annual salary, continued payment of premiums for group health benefits until the earlier of 18 months after termination or the date upon which Dr. Singh and his eligible dependents become covered under similar plans, and the vesting of 100% of Dr. Singh’s then-outstanding unvested equity awards. Additionally, options designated by the Board or the Board's Compensation Committee as being eligible for extended exercisability shall remain exercisable until the earlier of (i) the third anniversary of his termination date or (b) the original expiration date of the applicable option.

In the event that we terminate Dr. Singh’s employment without cause other than within 12 months after a change of control, Dr. Singh will receive, subject to Dr. Singh executing and not revoking a general release of claims against the Company and its affiliates within 60 days following the termination date, a single lump sum severance payment equal to his then-effective annual salary and continued payment of premiums for group health benefits until the earlier of 12 months after termination or the date upon which Dr. Singh and his eligible dependents become covered under similar plans.
John A. Kollins
In the event that the Company terminates Mr. Kollins’ employment without cause or Mr. Kollins resigns for good reason, in either case within 12 months of a change of control, Mr. Kollins will receive, subject to Mr. Kollins executing and not revoking a general release of claims against the Company and its affiliates within 60 days following the termination date, a single lump sum severance payment equal to 1.5 times his then-effective annual salary, continued payment of premiums for group health benefits until the earlier of 18 months after termination or the date upon which Mr. Kollins and his eligible dependents become covered under similar plans, and the vesting of 100% of Mr. Kollins’ then-outstanding unvested equity awards. Additionally, options designated by the Board or the Board's Compensation Committee as being eligible for extended exercisability shall remain exercisable until the earlier of (i) the third anniversary of his termination date or (b) the original expiration date of the applicable option.

In the event that the Company terminates Mr. Kollins’ employment without cause other than within 12 months after a change of control, Mr. Kollins will receive, subject to Mr. Kollins executing and not revoking a general release of claims against the Company and its affiliates within 60 days following the termination date, a single lump sum severance payment equal to his then-effective annual salary and continued payment of premiums for group health benefits until the earlier of 12 months after termination or the date upon which Mr. Kollins and his eligible dependents become covered under similar plans.
Leone D. Patterson
In the event that the Company terminates Ms. Patterson’s employment without cause or Ms. Patterson resigns for good reason, in either case within 12 months of a change of control, Ms. Patterson will receive, subject to Ms. Patterson executing and not revoking a general release of claims against the Company and its affiliates within 60 days following the termination date, a single lump sum severance payment equal to 1.5 times her then-effective annual salary, continued payment of premiums for group health benefits until the earlier of 18 months after termination or the date upon which Ms. Patterson and her eligible dependents become covered under similar plans, and the vesting of 100% of Ms. Patterson’s then-outstanding unvested equity awards. Additionally, options designated by the Board or the Board's Compensation Committee as being eligible for extended exercisability shall remain exercisable until the earlier of (i) the third anniversary of her termination date or (b) the original expiration date of the applicable option.

In the event that the Company terminates Ms. Patterson’s employment without cause other than within 12 months after a change of control, Ms. Patterson will receive, subject to Ms. Patterson executing and not revoking a general release of claims against the Company and its affiliates within 60 days following the termination date, a single lump sum severance payment equal to her then-effective annual salary and continued payment of premiums for group health benefits until the earlier of 12 months after termination or the date upon which Ms. Patterson and her eligible dependents become covered under similar plans.
Thomas P. Soloway
The Company entered into a consulting agreement with Mr. Soloway under which the Conmany shall pay Mr. Soloway a monthly retainer of $12,000 for 4 months after Mr. Soloway's termination date of December 31, 2013 for certain consulting and transitional services. In addition, the Company accelerated by one year the vesting for all unvested stock options outstanding for Mr. Soloway and provided him an exercise period of six months from his termination date of December 31, 2013.
Potential Payments upon Termination
Within Twelve Months After a Change of Control
Based upon a hypothetical termination date of December 31, 2013, assuming that the above-described Change of Control and Severance Benefits Agreements were in place as of such date, and that the named executive officers were terminated without cause or resigned their positions for good reason within 12 months after a change of control of Transcept, our named executive officers would have been entitled to the following payments and benefits:

	Lump Sum Salary -	Accelerated Vesting of	Maximum Continued	Value of Extended
	Based Severance	Unvested Equity	Payment of COBRA	Exercise Period on
Name	Payment (1) ($)	Awards (2) ($)	Premiums (3) ($)	Specific Grants (4) ($)	Total ($)

Glenn A. Oclassen	560,000	86,672	19,068	89,820	755,560
Nikhilesh N. Singh, Ph.D.	525,000	44,299	36,631	45,905	651,835
John A. Kollins	510,000	44,299	36,631	45,905	636,835
Leone D. Patterson	472,500	44,299	13,198	45,905	575,902

(1)	Represents Mr. Oclassen’s annual base salary for 2013, and 1.5 times Dr. Singh’s, Mr. Kollins' and Ms. Patterson's annual base salaries for fiscal year 2013.

(2)
Represents the excess, if any, of $3.36, which was the most recent closing price of our Common Stock on December 31, 2013, over the option exercise price with respect to all unvested options held by each named executive officer as of the date hereof.

(3)	Represents continued payments of monthly health premiums for 12 months for Mr. Oclassen, and 18 months for Dr. Singh, Mr. Kollins and Ms. Patterson.

(4)
Represents the difference in the Black-Scholes value of options eligible for an extended exercise period of three years upon a Change of Control. Assumptions used in calculating the valuation of option awards are described in Note 11 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

Other Than Within Twelve Months After a Change of Control
Based upon a hypothetical termination date of December 31, 2013, assuming that the above-described Change of Control and Severance Benefits Agreements were in place as of such date, and that the named executive officers were terminated without cause other than within 12 months of a change of control of Transcept, our named executive officers would have been entitled to the following payments and benefits:

	Lump Sum Salary -	Maximum Continued
	Based Severance	Payment of COBRA
Name	Payment (1) ($)	Premiums (2) ($)	Total ($)

Glenn A. Oclassen	840,000	28,603	868,603
Nikhilesh N. Singh, Ph.D.	350,000	24,421	374,421
John A. Kollins	340,000	24,421	364,421
Leone D. Patterson	315,000	8,799	323,799

(1)	Represents 1.5 times Mr. Oclassen’s annual base salary for 2013 and the annual base salaries for 2013 for each of Dr. Singh, Mr. Kollins and Ms. Patterson.

(2)	Represents continued payments of monthly health premiums for 18 months for Mr. Oclassen and 12 months for Dr. Singh, Mr. Kollins and Ms. Patterson.
As noted above, the Company entered into a consulting agreement with Mr. Soloway under which the Company shall pay Mr. Soloway a monthly retainer of $12,000 for 4 months after Mr. Soloway's termination date of December 31, 2013 for certain consulting and transitional services. In addition, the Company accelerated by one year the vesting for all unvested stock options outstanding for Mr. Soloway and provided him an exercise period of six months from his termination date of December 31, 2013. Total compensation to be received under this contract is $48,000 and the value of the stock option modification was approximately $63,000. Assumptions used in calculating the valuation of the option modification are described in Note 11 to the Financial Statements in our Annual Report on Form 10-K.

DIRECTOR COMPENSATION
2013 Director Compensation
The following table sets forth, for the year ended December 31, 2013, a summary of compensation for all non-employee directors:

	Fees Earned	Option
	or Paid in	Awards (1)		Total
	Cash ($)	($)		($)
Thomas J. Dietz	33,261	174,167	(2)	207,428
Christopher B. Ehrlich	58,000	91,979	(3)	149,979
Thomas D. Kiley	96,000	47,959	(4)	143,959
Matthew M. Loar	1,739	55,103	(5)	56,842
Jake R. Nunn	45,000	47,959	(4)	92,959
G. Kirk Raab	201,000	222,031	(6)	423,031
Frederick J. Ruegsegger	59,000	47,959	(7)	106,959

(1)
The amounts in this column represent the grant date fair value of options awarded by us during 2013 or the fair value of option modification, if any, computed in accordance with ASC Topic 718. Assumptions used in calculating the valuation of option awards are described in Note 11 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013, incorporated herein by reference.

(2)	Dr. Dietz had options to purchase 45,000 shares of our Common Stock outstanding at December 31, 2013, with exercise prices ranging between $4.76 and $6.07 per share, of which 22,221 were exercisable.

(3)
Mr. Ehrlich had options to purchase 56,900 shares of our Common Stock outstanding at December 31, 2013 with exercise prices ranging between $4.50 and $8.85 per share, all of which were exercisable. All of Mr. Ehrlich's outstanding options became fully vested upon termination on December 31, 2013.

(4)
Messrs. Kiley and Nunn each had options to purchase 43,400 shares of our Common Stock outstanding at December 31, 2013, with exercise prices ranging between $4.50 and $8.85 per share, of which 42,275 were exercisable.

(5)	Mr. Loar had options to purchase 25,000 shares of our Common Stock outstanding at December 31, 2013, with exercise prices of $3.30 per share, none of which were exercisable.

(6)	Mr. Raab had options to purchase 188,000 shares of our Common Stock outstanding at December 31, 2013, with exercise prices ranging between $4.50 and $8.21 per share, of which 106,092 were exercisable.

(7)
Mr. Ruegsegger had options to purchase an aggregate of 47,400 shares of our Common Stock outstanding at December 31, 2013, with exercise prices ranging between $4.14 and $14.00 per share, of which 46,275 were exercisable.

Director Compensation Plans
Cash Compensation
In June 2010, the Board of Directors approved the Second Amended and Restated Independent Director Cash Compensation Policy for non-employee directors, which amended our Amended and Restated Independent Director Cash Compensation Policy adopted in February 2009. The Second Amended and Restated Independent Director Cash Compensation Policy provides for payment of $40,000 per year for service as a director in addition to the following:

•	$16,000 per year for service as chairperson of the Audit Committee;

•	$12,000 per year for service as chairperson of the Compensation Committee;

•	$6,000 per year for service as chairperson of the Nominating and Corporate Governance Committee;

•	$6,000 per year for service as a non-chairperson member of the Audit Committee;

•	$5,000 per year for service as a non-chairperson member of the Compensation Committee; and

•	$3,000 per year for service as a non-chairperson member of the Nominating and Corporate Governance Committee.

No director who also serves as an employee of Transcept, currently only Mr. Oclassen, receives compensation for services rendered as a director.

The Board of Directors has also approved additional annual cash compensation to Messrs. Raab and Kiley of $150,000 and $50,000, respectively, for their anticipated contributions to Transcept as Chairman of the Board of Directors and Board advisor to us on intellectual property matters, respectively. We also reimburse non-employee directors for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors or any committee of the Board of Directors.
On November 13, 2013, we announced a corporate restructuring plan, which included a restructuring of our Board and reduction in compensation to certain directors. In connection with this restructuring, effective December 31, 2013, Mr. Oclassen shall replace Mr. Raab as Chairman of the Board, and Mr. Raab shall instead serve as Lead Independent Director. Mr. Raab’s annual cash compensation shall decrease by $150,000, offset by $10,000 for his service as Lead Independent Director. Mr. Oclassen will not receive compensation for his service as Chairman of the Board. In addition, Mr. Ehrlich resigned from the Board, effective December 31, 2013 and Mr. Kiley's additional cash compensation as a Board advisor for intellectual property matters was decreased to zero, effective December 31, 2013.
Equity Compensation
In June 2010, we replaced the Amended and Restated Independent Director Equity Compensation Policy with the Second Amended and Restated Independent Director Equity Compensation Policy.
Pursuant to the Second Amended and Restated Independent Director Equity Compensation Policy, which went into effect in June 2010, non-employee directors are granted the following initial and annual, automatic, non-discretionary nonqualified stock options to purchase shares of Common Stock:

•
Each new non-employee director receives an automatic grant for an option to purchase 10,000 shares of Common Stock as of the date he or she first becomes a non-employee director that vests in equal monthly installments over three years, subject to the director’s continuous service through each vesting date. Effective April 2013, the Board of Directors approved the Fourth Amended and Restated Independent Director Equity Compensation Policy to increase the number of shares covered by the initial automatic option grant to 25,000 beginning in 2013.

•
A non-employee director who is first appointed Chairman of the Board of Directors also receives an additional automatic option grant to purchase such number of shares of Common Stock as the Board shall determine as of the date he or she becomes Chairman of the Board of Directors that vests in equal monthly installments over three years, subject to the director’s continuous service through each vesting date.

•
On the date of the first regularly scheduled Compensation Committee meeting of each year commencing in 2011, each individual who continues to serve as a non-employee director on such date receives an automatic option grant to purchase 7,000 shares of Common Stock, provided that such individual has served as a non-employee director of Transcept for at least six months. This option vests in equal monthly installments over 12 months following the date of grant, subject to the director’s continuous service through each vesting date. Effective January 2013, the Board of Directors approved the Third Amended and Restated Independent Director Equity Compensation Policy to increase the number of shares covered by the automatic option grant to 13,500, beginning in 2013.

•
On the date of the first regularly scheduled Compensation Committee meeting of each year commencing in 2011, each non-employee director serving as Chairman of the Board of Directors who continues to serve as Chairman of the Board of Directors on such date also receives an automatic option grant to purchase such number of shares of Common Stock as the Board shall determine, provided that such individual has served as Chairman of the Board of Directors for at least six months. This option vests in equal monthly installments over 12 months following the date of grant, or otherwise determined by the Board of Directors, subject to the director’s continuous service through each vesting date.

The exercise price of each option granted to a non-employee director under the above independent director equity compensation policies is equal to the closing trading price of our Common Stock on the date of grant, or the last trading day immediately preceding the date of grant if the date of grant is not a trading day, of the shares of Common Stock covered by the option. Options have a maximum term of 10 years measured from the grant date, subject to termination in the event of the optionee’s cessation of board service.
The independent director equity compensation policy provides that an optionee has a 12-month period following a cessation of board service in which to exercise any outstanding vested options issued under such policy, except in the case of a director’s retirement provided the director has reached the age of 62, in which case the options will be exercisable for an 18-month period following the director’s retirement. Options granted to non-employee directors under the above plans will fully vest and become immediately exercisable upon a change-in-control of Transcept. In addition, options held by any director who retires while serving as a member of the board after reaching the age of 62 will fully vest and become immediately exercisable upon such director’s retirement.
Compensation Committee Interlocks and Insider Participation
In 2013, Messrs. Ehrlich, our former director, Nunn and Raab served on the Compensation Committee. No member of the Compensation Committee or executive officer of Transcept has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee. Since the formation of the Compensation Committee, none of its members has been an officer or employee of Transcept either during or prior to such member’s serving on the Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants		Weighted- Average Exercise Price of Outstanding Options and Warrants		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by stockholders	4,175,472	(2)	$5.24	(3)	862,720	(4)
Equity compensation plans not approved by stockholders	61,451		$8.14		—
Total	4,236,923		$5.28		862,720

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

(2)	Includes 4,175,472 shares relating to outstanding options.

(3)	Represents the weighted-average exercise price of outstanding options.

(4)	Includes 438,468 shares available under the 2009 Employee Stock Purchase Plan and 424,252 shares available under the 2006 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of February 28, 2014 for:

•	each person, or group of affiliated persons, who are known by us to beneficially own more than 5% of our outstanding shares of Common Stock;

•	each of our directors as of February 28, 2014;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.
The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of February 28, 2014, through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power, or shares such powers with his or her spouse, with respect to the shares set forth in the following table.
The percentage of ownership is based on 18,842,888 shares of Common Stock outstanding on February 28, 2014, adjusted as required by the rules promulgated by the SEC to determine beneficial ownership. We do not know of any arrangements, including any pledge by any person of securities of Transcept, the operation of which may at a subsequent date result in a change of control of Transcept. Unless otherwise noted, the address of each director and current and former executive officer of Transcept is c/o Transcept Pharmaceuticals, Inc., 1003 West Cutting Blvd., Suite 110, Point Richmond, California 94804.

Name	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
5% Stockholders

Entities Affiliated with Roumell Entities (2) 2 Wisconsin Circle, Suite 660 Chevy Chase, Maryland 20815	2,196,141	11.7%
Entities Affiliated with New Enterprise Associates (3) 1954 Greenspring Drive, Suite 600 Timonium, MD 21093	2,086,755	11.1%
Entities Affiliated with InterWest Partners Entities (4) 2710 Sand Hill Road, Suite 200 Menlo Park, CA 94025	1,983,884	10.5%
Entities Affiliated with SC Fundamentals (5) 747 Third Avenue, 27th Floor New York, NY 10022	1,267,115	6.7%

Directors and Named Executive Officers

Glenn A. Oclassen (6)	1,235,556	6.3%
Nikhilesh N. Singh (7)	573,351	3.0%
Thomas P. Soloway (8)	470,945	2.4%
G. Kirk Raab (9)	236,802	1.2%
Thomas D. Kiley (10)	142,229	*
John A. Kollins (11)	115,728	*
Leone D. Patterson (12)	87,810	*
Frederick J. Ruegsegger (13)	62,400	*
Matthew M. Loar (14)	57,532	*
Jake R. Nunn (15)	43,400	*
Thomas J. Dietz (16)	28,333	*
All current executive officers and directors as a group (10 persons) (17)	2,583,141	12.5%

* Beneficial ownership representing less than 1%.

1.
This table is based upon information supplied by officers and directors and upon information gathered by us about principal stockholders known to us based on Schedules 13D and 13G and related joint filing agreements, and Forms 3 and 4 filed with the SEC and includes number of shares as of February 28, 2014 along with options and warrants exercisable within 60 days of February 28, 2014.

2.
Comprises (a) 1,871,651 shares held by Roumell Asset Management, LLC (“RAM”), (b) 300,000 shares held by Roumell Opportunistic Value Fund (the “Fund”), and (c) 24,490 shares held by James C. Roumell. Collectively, RAM, the Fund and Mr. Roumell are the beneficial owners of a total of 2,196,141 shares of the Common Stock of the Issuer. RAM is the investment advisor to the Fund. As investment advisor, RAM has investment and voting control over the shares held by the Fund and, therefore, it is the deemed beneficial owner of shares held by the Fund. RAM has been granted discretionary dispositive power over its clients’ securities and in some instances has voting power over such securities. Any and all discretionary authority which has been delegated to RAM may be revoked in whole or in part at any time. Mr. Roumell is the President of RAM and holds a controlling percentage of its outstanding voting securities and, as a result of his position with and ownership of securities of RAM, Mr. Roumell could be deemed the beneficial owner of the shares held by RAM. Mr. Roumell disclaims any deemed beneficial ownership in securities held by RAM, except to the extent of his pecuniary interest therein.

3.
Comprises (a) 1,103,283 shares held by New Enterprise Associates 12, Limited Partnership (“NEA 12”), (b) 980,142 shares held by New Enterprise Associates 10, Limited Partnership (“NEA 10”), (c) 2,494 shares held by NEA Ventures 2007, L.P. (“Ven 2007”), and (d) 836 shares held by NEA Ventures 2002, L.P. (“Ven 2002”). NEA 12 GP, LLC (“NEA 12 LLC”) is the sole general partner of NEA Partners 12, Limited Partnership (“NEA Partners 12”), which is the sole general partner of NEA 12. The individual managers of NEA 12 LLC are M. James Barrett, Peter J. Barris, Forest Baskett, Ryan D. Drant, Patrick J. Kerins, Krishna ‘Kittu’ Kolluri, and Scott D. Sandell. NEA Partners 12, NEA 12 LLC, and the individual managers of NEA 12 LLC share voting and dispositive power with regard to the shares directly held by NEA 12. NEA Partners 10, Limited Partnership (“NEA Partners 10”) is the sole general partner of NEA 10. The individual general partners of NEA Partners 10 are M. James Barrett, Peter J. Barris, and Scott D. Sandell. NEA Partners 10 and the individual general partners of NEA Partners 10 share voting and dispositive power with regard to the shares directly held by NEA 10. The shares directly held by Ven 2007 are indirectly held by Karen P. Welsh, the general partner of Ven 2007. Ms. Welsh shares voting and dispositive power with regard to the shares held by Ven 2007. The shares directly held by Ven 2002 are indirectly held by Pamela J. Clark, the general partner of Ven 2002. Ms. Clark shares voting and dispositive power with regard to the shares held by Ven 2002.

4.
Comprises 1,983,884 shares held by InterWest Partners IX, L.P. InterWest Management Partners IX, LLC is the general partner of InterWest Partners IX, L.P. Philip T. Gianos, W. Stephen Holmes, Gilbert H. Kliman, and Arnold L. Oronsky are managing directors of InterWest Management Partners IX, LLC. Bruce A. Cleveland, Nina Kjellson, Khaled A. Nasr and Douglas A. Pepper are venture members of InterWest Management Partners IX, LLC. Each managing director and venture member of InterWest Management Partners IX, LLC shares voting and dispositive power with respect to shares held by InterWest Partners IX, L.P. and disclaims beneficial ownership of such shares except to the extent of his or her pecuniary interest therein.

5.
Comprises (a) 1,123,381 shares held by SC Fundamental Value Fund, L.P. (the “Fund”), (b) 141,984 shares held by SC Fundamentals LLC Employee Savings and Profit Sharing Plan (the “Plan”) and (c) 1,750 shares held by David A. Hurwitz. Collectively, the Fund, the Plan and Mr. Hurwitz are the beneficial owners of a total of 1,267,115 shares of our Common Stock. SC Fundamental LLC (“SCFLLC” is the general partner of the Fund). Peter M. Collery, Neil H. Koffler, John T. Bird and David A. Hurwitz, by virtue of their status as members of SCFLLC, the general partner of the Fund, may be deemed to share with the Fund and SCFLLC the power to vote or direct the vote and to dispose or to direct to dispose the disposition of shares of Common Stock of which the Fund is the direct beneficial owner. Peter M. Collery, by virtue of his status as an executive officer of the Plan, may be deemed to share with the Plan the power to vote or direct the vote and to dispose or to direct to dispose the disposition of shares of Common Stock of which the Plan is the direct beneficial owner.

6.	Includes 851,299 shares issuable upon exercise of options held by Mr. Oclassen within 60 days of February 28, 2014. Also includes 73,457 shares held by Constance Oclassen, Mr. Oclassen’s wife.

7.
Includes 490,063 shares issuable upon exercise of options held by Dr. Singh within 60 days of February 28, 2014. Also includes 78,206 shares held by the Singh Family Trust, for which Dr. Singh is not trustee and 295 shares held by Nikki Singh, Dr. Singh’s wife. Dr. Singh disclaims beneficial ownership of the shares held by the Singh Family Trust except to the extent of his pecuniary interest therein.

8.
Includes 439,711 shares issuable upon exercise of options held by Mr. Soloway within 60 days of February 28, 2014. Also includes 10,401 shares held by the Thomas P. Soloway Revocable Family Trust, for which Mr. Soloway is trustee, and 20,833 shares held by the Thomas P. Soloway 2003 Irrevocable Trust, for which Mr. Soloway is not trustee. Mr. Soloway disclaims beneficial ownership of the shares held by the Thomas P. Soloway 2003 Irrevocable Trust except to the extent of his pecuniary interest therein.

9.	Includes 118,218 shares issuable upon exercise of options within 60 days of February 28, 2014.

10.
Includes 43,400 shares issuable upon exercise of options within 60 days of February 28, 2014. Also includes 67,169 shares held by the Kiley Revocable Family Trust, for which Mr. Kiley is trustee. Mr. Kiley disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

11.	Includes 115,728 shares issuable upon exercise of options within 60 days of February 28, 2014.

12.	Includes 87,810 shares issuable upon exercise of options within 60 days of February 28, 2014.

13.	Includes 47,400 shares issuable upon exercise of options within 60 days of February 28, 2014.

14.	Includes 2,777 shares issuable upon exercise of options within 60 days of February 28, 2014.

15.
Includes 43,400 shares issuable upon exercise of options within 60 days of February 28, 2014. Mr. Nunn has no voting or dispositive power with regard to any of the above referenced shares held by entities affiliated with New Enterprise Associates and disclaims beneficial ownership of such shares except to the extent of his actual pecuniary interest therein.

16.	Includes 28,333 shares issuable upon exercise of options within 60 days of February 28, 2014.

17.	Includes 1,828,428 shares issuable upon exercise of options within 60 days of February 28, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Review, Approval or Ratification of Transactions with Related Persons
Pursuant to the Audit Committee charter, our policy is for the Audit Committee to review and approve any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we are to be a participant, if the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest. We have not adopted specific standards for approval of these transactions, but instead the Audit Committee reviews each such transaction on a case-by-case basis.
Transactions with Related Persons
We entered into indemnification agreements with each of our directors and officers, which provide for the advancement of expenses under certain conditions and require us to indemnify its directors and officers to the fullest extent permitted by Delaware law.
Independence of Directors
The Board of Directors has determined that each of our directors except for Mr. Oclassen is independent as defined under The NASDAQ Stock Market listing standards. The Board of Directors has also determined that each member of the Compensation Committee and Nominating and Corporate Governance Committee is independent as defined under The NASDAQ Stock Market listing standards, and that each member of the Audit Committee is independent as defined under The NASDAQ Stock Market listing standards and applicable SEC rules. In reaching its conclusions on independence, the Board of Directors reviewed, among other factors, the relationships between the above-identified directors and certain of our investors and determined that such relationships did not affect such directors’ independence under the standards of The NASDAQ Stock Market, or, where applicable, under SEC rules.

Item 14.	Principal Accountant Fees and Services
Principal Accountant Fees and Services
Fees and Services
Ernst & Young LLP served as our independent registered public accounting firm for the years ended December 31, 2013 and 2012. Information provided below includes fees for professional services to Transcept for the years ended December 31, 2013 and 2012.

	Years Ended December 31,
	2013	2012
Audit Fees	$348,662	$612,036
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$348,662	$612,036

Audit Fees:

2013 and 2012 audit fees include fees for professional services for the audit of the financial statements included in our 2013 and 2012 Annual Reports on Form 10-K, review of financial statements included in the 2013 and 2012 Quarterly Reports on Form 10-Q, fees for review of registration statements, including fees for professional services rendered in connection with the Transcept registration statements on Forms S-3 and S-8, issuance of consents and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements, except those not required by statute or regulation to be included in an audit.

Audit-Related Fees:

There were no audit-related fees incurred during 2013 and 2012.

Tax Fees:

There were no tax fees incurred during 2013 and 2012.

All Other Fees:

Transcept paid no other fees to Ernst & Young LLP during 2013 and 2012.
Pre-Approval of Audit and Non-Audit Services
All auditing services and non-audit services provided to us by our independent registered public accounting firm are required to be pre-approved by the Audit Committee. Ernst & Young LLP did not provide any audit-related, tax and other services in 2013 and 2012. The pre-approval of non-audit services to be provided by Ernst & Young LLP includes making a determination that the provision of the services is compatible with maintaining the independence of Ernst & Young LLP as an independent registered public accounting firm and would be approved in accordance with SEC rules for maintaining auditor independence. None of the fees outlined above were approved using the “de minimis exception” under SEC rules.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
See Index to Financial Statements under Item 8.
(a)(2) Financial Statement Schedules
Financial statement schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.
(a)(3) Exhibits
The exhibits listed in the Exhibit Index at the end of this Annual Report on Form 10-K are filed or incorporated by reference as part of this report.
(b) Exhibits
See Exhibits listed under Item 15(a)(3) above.
(c) Financial Statement Schedules
Financial statement schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Point Richmond, State of California, on the 14th day of March, 2014.

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

Signature	Title	Date

/s/ Glenn A. Oclassen	President, Chief Executive Officer, and Chairman of the Board of Directors	March 14, 2014
Glenn A. Oclassen	(Principal Executive Officer)

/s/ Leone D. Patterson	Vice President, Finance and Chief Financial Officer	March 14, 2014
Leone D. Patterson	(Principal Financial and Accounting Officer)

/s/ Thomas J. Dietz	Director	March 14, 2014
Thomas J. Dietz, Ph.D.

/s/ Thomas D. Kiley	Director	March 14, 2014
Thomas D. Kiley

/s/ Matthew M. Loar	Director	March 14, 2014
Matthew M. Loar

/s/ Jake R. Nunn	Director	March 14, 2014
Jake R. Nunn

/s/ G. Kirk Raab	Lead Independent Director	March 14, 2014
G. Kirk Raab

/s/ Frederick J. Ruegsegger	Director	March 14, 2014
Frederick J. Ruegsegger

Exhibit Index

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

3.3(17)	Certificate of Designations of Series A Junior Participating Preferred Stock of Transcept Pharmaceuticals, Inc.

4.1(2)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(2)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(2)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(3)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

4.5(9)	Amended and Restated Investor Rights Agreement, dated as of February 27, 2007, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.6(9)	Termination Agreement, dated as of January 26, 2009, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.7(17)	Tax Benefit Preservation Plan, dated as of September 13, 2013, between Transcept Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, LLC and related documents.

10.1(3)+	Novacea 2001 Stock Option Plan and forms of agreements relating thereto.

10.2(10)+	2006 Equity Incentive Plan, as amended and restated.

10.3(11)+	Form of Option Agreement under 2006 Incentive Award Plan.

10.4(2)+	TPI Amended and Restated 2002 Stock Option Plan and forms of agreements relating thereto.

10.5(7)+	Transcept Pharmaceuticals, Inc. 2009 Employee Stock Purchase Plan.

10.6(3)	Loan and Security Agreement, by and between Transcept Pharmaceuticals, Inc. and Hercules Technology Growth Capital, Inc. dated as of April 13, 2006.

10.7(3)	Secured Promissory Note issued to Hercules Technology Growth Capital, Inc., dated as of May 31, 2006.

10.8(2)	Lease, by and between TPI and Point Richmond R&D Associates, L.P., dated as of February 22, 2006.

10.9(2)	First Amendment to Lease, by and between TPI and Point Richmond R&D Associates, L.P., dated as of June 27, 2007.

10.10(4)	Second Amendment to Lease, by and between Transcept Pharmaceuticals, Inc. and Point Richmond R&D Associates, L.P., dated as of February 20, 2009.

10.11(16)	Third Amendment to Lease, by and between Transcept Pharmaceuticals, Inc. and Point Richmond R&D Associates, L.P., dated as of March 6, 2013.

10.12	Fourth Amendment to Lease, by and between Transcept Pharmaceuticals, Inc. and Point Richmond R&D Associates, L.P., dated as of February 18, 2014.

10.13(4)	Lease, by and between Transcept and Point Richmond R&D Associates II, LLC, dated as of February 20, 2009.

10.14(13)+	Offer Letter dated May 29, 2012, by and between Transcept Pharmaceuticals, Inc. and John Kollins.

Exhibit No.	Description of Exhibit

10.15(16)+	Fourth Amended and Restated Director Equity Compensation Policy.

10.16(14)+	Offer Letter dated May 22, 2012, by and between Transcept Pharmaceuticals, Inc. and Leone Patterson.

10.17(5)+	Form of Indemnification Agreement for officers and non-institutional investor affiliated directors.

10.18(5)+	Form of Indemnification Agreement for institutional investor affiliated directors.

10.19+	Amended and Restated Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Glenn A. Oclassen dated November 11, 2013.

10.20(6)+	Amended and Restated Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Nikhilesh Singh, Ph.D. dated July 15, 2013.

10.21(6)+	Amended and Restated Change of Control and Severance Benefits Agreement by and between Transcept Pharmaceuticals, Inc. and Thomas P. Soloway dated July 15, 2013.

10.22(6)+	Amended and Restated Change of Control and Severance Benefits Agreement, by and between Transcept Pharmaceuticals, Inc. and John Kollins dated July 15, 2013.

10.23+	Amended and Restated Change of Control and Severance Benefits Agreement, by and between Transcept Pharmaceuticals, Inc. and Leone Patterson dated November 11, 2013.

10.24(8)†	United States License and Collaboration Agreement by and between Transcept Pharmaceuticals, Inc. and Purdue Pharmaceutical Products L.P. dated July 31, 2009.

10.25(15)†	First Amendment to the United States License and Collaboration Agreement by and between Transcept Pharmaceuticals, Inc. and Purdue Pharmaceutical Products L.P. dated November 1, 2011.

10.26(8)†	Letter agreement by and between Transcept Pharmaceuticals, Inc. and Purdue Pharmaceutical Products L.P. dated July 31, 2009.

10.27(8)†	Letter agreement by and between Transcept Pharmaceuticals, Inc. and LP Clover Limited dated July 31, 2009.

10.28(6)†	License Agreement by and between Transcept Pharmaceuticals, Inc. and Shin Nippon Medical Laboratories, Ltd. effective September 24, 2013.

21.1(12)	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from Registrant’s Quarterly Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii)  Consolidated Statements of Operations and Comprehensive Loss for each of the Three Years Ended December 31, 2013, (iii) Consolidated Statements of Cash Flows for each of the Three Years Ended December 31, 2013, and (iv) Notes to Consolidated Financial Statements.

 _____________________________

(1)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

(2)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

(3)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.

(4)	Incorporated by reference from the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

(5)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2009.

(6)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2013.

(7)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2009.

(8)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2009.

(9)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2010.

(10)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010.

(11)	Incorporated by reference from the Registration Statement on Form S-8, Securities and Exchange Commission file number 333-172041, filed on February 3, 2011.

(12)	Incorporated by reference from the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2010.

(13)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2012.

(14)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2012.

(15)	Incorporated by reference from the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

(16)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2013.

(17)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2013.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan, contract or arrangement.

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