Form 10-Q
period 2014-03-31
Transcept Pharmaceuticals Inc
filed 2014-05-05
CIK 1178711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
Form 10-Q
____________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2014
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
As of May 2, 2014 there were 18,855,158 shares of the registrant’s common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Transcept Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$21,361	$9,935
Marketable securities	48,460	60,110
Prepaid and other current assets	1,345	3,382
Restricted cash	200	200
Total current assets	71,366	73,627
Property and equipment, net	24	43
Total assets	$71,390	$73,670
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$886	$413
Accrued liabilities	1,050	1,515
Total current liabilities	1,936	1,928
Commitments and contingencies
Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	211,775	211,257
Accumulated deficit	(142,360)	(139,556)
Accumulated other comprehensive income	20	22
Total stockholders’ equity	69,454	71,742
Total liabilities and stockholders’ equity	$71,390	$73,670
See accompanying notes.

Transcept Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue:
Gross royalty revenue	$418	$482
Advertising expense - Purdue Pharma	—	(6,312)
Net revenue	418	(5,830)
Operating expenses:
Research and development	708	1,843
General and administrative	2,496	2,802
Total operating expenses	3,204	4,645
Loss from operations	(2,786)	(10,475)
Interest and other income (expense), net	(18)	(25)
Net loss	$(2,804)	$(10,500)
Net loss per share:
Basic and diluted	$(0.15)	$(0.56)
Weighted average common shares outstanding:
Basic and diluted	18,843	18,703

Other comprehensive loss:
Changes in unrealized gain (loss) on marketable securities	(2)	—
Comprehensive loss	$(2,806)	$(10,500)
See accompanying notes.

Transcept Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(2,804)	$(10,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	41
Stock-based compensation	516	810
(Gain) loss on disposals of fixed assets	(102)	1
Amortization of premium on available for sale securities	208	141
Changes in operating assets and liabilities:
Prepaid and other current assets	2,037	5,787
Accounts payable	473	(48)
Accrued and other liabilities	(465)	(502)
Net cash used in operating activities	(131)	(4,270)
Investing activities
Purchases of property and equipment	—	(2)
Proceeds from the sale of property and equipment	115	—
Purchases of marketable securities	—	(29,432)
Maturities of marketable securities	11,441	23,830
Net cash provided by (used in) investing activities	11,556	(5,604)
Financing activities
Proceeds from issuance of common stock, net	1	214
Net cash provided by financing activities	1	214
Net increase (decrease) in cash and cash equivalents	11,426	(9,660)
Cash and cash equivalents at beginning of period	9,935	39,368
Cash and cash equivalents at end of period	$21,361	$29,708
See accompanying notes.

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
Transcept Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the field of neuroscience. The Company's lead development candidate is TO-2070, a novel, rapidly absorbed treatment for acute migraine incorporating dihydroergotamine (DHE) as the active drug, which Transcept is developing through the completion of preclinical safety studies, but has not initiated of a Phase 1 human pharmacokinetic study. Intermezzo® (zolpidem tartrate) sublingual tablet C-IV is the first FDA approved Transcept product. Purdue Pharmaceutical Products L.P. (“Purdue Pharma”) holds commercialization and development rights for Intermezzo in the United States. The Company operates in one business segment.
In 2013, the Company engaged a financial and strategic advisor to explore a range of alternatives to enhance stockholder value, including but not limited to business combination and/or partnership opportunities, as well as a distribution of a significant amount of cash to stockholders, and dissolution of the Company. The Company believes it is in the best interest of the stockholders of the Company to allow sufficient opportunity to pursue and consummate such transactions before making a decision regarding a dissolution of the Company.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's interim financial information. The accompanying condensed consolidated balance sheet at December 31, 2013 has been derived from our audited financial statements at that date, but does not include all the disclosures required for complete financial statements. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014 or for any other interim period or any other future year.
The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the United States Securities and Exchange Commission on March 14, 2014.
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

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

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

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

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

Advertising
The Company expenses non-direct response advertising as incurred. Advertising expense consisted of the Company's December 2012 $10.0 million contribution to Purdue Pharma's national direct-to-consumer ("DTC") advertising campaign, including digital, print and television advertising to support Intermezzo commercialization. The Company initially recorded the $10.0 million payment to Purdue Pharma as a prepaid expense. This payment was recognized as the advertising costs were incurred. As this payment was made directly to Purdue Pharma, recognition of the expense was recorded as an offset to revenue. At December 31, 2013, Purdue Pharma estimated that approximately $1.8 million of the Company's original contribution would be returned due to reduced overall DTC campaign spending. Accordingly, $1.8 million was recorded as a receivable and included in prepaid and other current assets at December 31, 2013.
For the three months ended March 31, 2013, the offset to revenue totaled $6.3 million. As the DTC advertising campaign was completed during 2013, there is no advertising offset to revenue in 2014.
Stock-Based Compensation
The Company records stock-based compensation of stock options granted to employees and directors and of employee stock purchase plan shares by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period. Additionally, the Company is required to include an estimate of the number of awards that will be forfeited in calculating compensation costs, which are recognized over the requisite service period of the awards on a straight-line basis.
The Company recognized employee stock-based compensation costs of $0.5 million during the three months ended March 31, 2014 and $0.8 million during the three months ended March 31, 2013, respectively. No related tax benefits of stock-based compensation costs have been recognized since the Company's inception. The Company issued 500 shares of common stock for the three months ended March 31, 2014, upon stock option exercises.
During the three months ended March 31, 2013, the Company modified the terms of stock options previously granted to six of its employees in connection with a reduction in force. The modifications included accelerated vesting of certain options and extension of the exercise period after termination with respect to certain of the options. These modifications resulted in additional compensation expense of $23,000. There were no stock option modifications during the three months ended March 31, 2014.
Equity instruments, consisting of stock options and warrants granted to consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the term of the related financing or the period over which services are received. The Company recorded non-employee stock-based compensation costs of $11,000 during the three months ended March 31, 2014, and $43,000 during the three months ended March 31, 2013.
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

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

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
For the three months ended March 31, 2014 and 2013, diluted net loss per share was identical to basic earnings per share ("EPS") since potential common shares were excluded from the calculation, as their effect was anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net loss	$(2,804)	$(10,500)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	18,843	18,703
The following outstanding shares subject to options and warrants to purchase common stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation as of the dates indicated below (in thousands):

	Three Months Ended
	2014	2013
Excluded potentially dilutive securities (1):
Shares subject to options to purchase common stock	4,143	3,878
Shares subject to warrants to purchase common stock	61	61
Total	4,204	3,939

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

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

3. Available-for-sale Securities

The following is a summary of available-for-sale debt securities recognized as cash and cash equivalents, marketable securities, or restricted cash in the Company's condensed consolidated balance sheets. Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services (in thousands):

	March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$200	$—	$—	200
Money market funds	2,062	—	—	2,062
Commercial paper	18,098	—	—	18,098
Corporate notes	14,284	3	—	14,287
Government sponsored enterprise issues	30,956	12	—	30,968
U.S. Treasury securities	3,200	5	—	3,205
	$68,800	$20	$—	$68,820

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$200	$—	$—	200
Money market funds	769	—	—	769
Commercial paper	12,910	—	—	12,910
Corporate notes	16,704	9	—	16,713
Government sponsored enterprise issues	36,157	10	—	36,167
U.S. Treasury securities	3,228	3	—	3,231
	$69,968	$22	$—	$69,990
The following table summarizes the classification of the available-for-sale securities on the Company's condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
	2014	2013
Cash and cash equivalents	$20,160	$9,680
Marketable securities	48,460	60,110
Restricted cash	200	200
	$68,820	$69,990

There were no sales of available-for-sale marketable securities during 2014 or 2013.
The Company's marketable securities at March 31, 2014 of $48.5 million had maturities of one year or less.
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
The estimated fair values of the Company's financial assets (cash equivalents and marketable securities) as of March 31, 2014 (in thousands) are as follows:

		Fair Value Measurements at Reporting Date Using
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$200	$200	$—	$—
Money market funds	2,062	2,062	—	—
Commercial paper	18,098	—	18,098	—
Corporate notes	14,287	—	14,287	—
Government sponsored enterprise issues	30,968	—	30,968	—
U.S. Treasury securities	3,205	—	3,205	—
	$68,820	$2,262	$66,558	$—
The estimated fair values of the Company's financial assets (cash equivalents and marketable securities) as of December 31, 2013 (in thousands) are as follows:

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
During the three months ended March 31, 2014 and the year ended December 31, 2013, there were no significant changes to the valuation models used for purposes of determining the fair value of Level 2 assets. No other assets and liabilities were carried at fair value as of March 31, 2014 and December 31, 2013.

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
The Company also granted Purdue Pharma and an associated company the right to negotiate for the commercialization of Intermezzo in Mexico in 2013 and retained the rights to commercialize Intermezzo in the rest of the world.

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

The Company began earning royalty revenue upon commercial launch of Intermezzo in April 2012. Royalty revenue earned during the three months ended March 31, 2014 was $0.4 million. Royalty revenue earned during the three months ended March 31, 2013 was $0.5 million.
Royalty revenue during 2013 was offset by the Company's contribution to Purdue Pharma's 2013 national DTC advertising campaign, including digital, print and television advertising to support Intermezzo commercialization. For the three months ended March 31, 2013, the offset to revenue totaled $6.3 million. As the DTC advertising campaign was completed during 2013, there is no advertising offset to revenue during 2014.
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
The $1.0 million license fee was recorded as research and development expense in September 2013 because the licensed technology was incomplete and has no alternative future use. Payments to SNBL that relate to pre-approval development milestones will be recognized as research and development expense when incurred.
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

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

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

In August 2013, the Company joined Purdue Pharma in filing two actions against TWi. The first action against TWi was filed on August 20, 2013 in the U.S. District Court for the District of New Jersey, and the second action against TWi was filed on August 22, 2013 in the U.S. District Court for the Northern District of Illinois. Each action alleges patent infringement of the ‘131 and ‘809 patents, and seeks injunctive and other relief. On October 17, 2013, TWi filed answers and counterclaims in both New Jersey and Illinois, in both cases seeking declarations of non-infringement and invalidity as to the ‘945, ‘628, ‘131, and ‘809 patents, as well as other relief. On January 13, 2014, the Illinois action against TWi was stayed pending dismissal of the New Jersey action against TWi, or further order of the Illinois court. On January 24, 2014, the Company and Purdue provided TWi with a covenant not to sue TWi based on its current ANDA formulation under the '945 or '628 patents, and on February 28, 2014, the Company and Purdue filed a motion in the New Jersey action to dismiss TWi's counterclaims pertaining to the '945 or '628 patents based on the tendering of that covenant not to sue. On April 9, 2014, the New Jersey court denied the motion of the Company and Purdue, and thus TWi's counterclaims pertaining to the '945 and '628 patents remain pending.

On February 26, 2014, the New Jersey court consolidated the action of the Company and Purdue against TWi with the existing consolidated action referenced above against Actavis, Novel, Par Pharmaceutical, and Dr. Reddy's.

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
7. Restructuring
On January 2, 2013, the Company implemented a reduction of 29% of its workforce, which resulted in $0.3 million of expenses which primarily consisted of severance charges. The severance was paid during the quarter ended March 31, 2013 and no additional charges were incurred under this reduction in force.

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

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. Transcept Pharmaceuticals, Inc., or Transcept, intends that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and actual Transcept results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	expectations regarding the timing, likelihood, nature and effects of our ongoing exploration of strategic alternatives and any consummation of a strategic transaction;

•	the possibility of a dissolution of the Company if we are not successful in pursuing and consummating a transaction or other alternative to enhance stockholder value;

•	expected activities and responsibilities of us and Purdue Pharmaceuticals L.P., or Purdue Pharma, under our United States License and Collaboration Agreement, or the Collaboration Agreement;

•	expectations for the commercial potential of Intermezzo and our collaboration partner's commitment to collaborate with us;

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
Strategic Initiatives and Process
In 2013, we engaged a financial and strategic advisor to explore a range of alternatives to enhance stockholder value, including but not limited to business combination and/ or partnership opportunities as well as a distribution of a significant amount of cash to stockholders, and dissolution of the Company. We have identified, and are actively evaluating several opportunities together with our strategic advisor. All of the opportunities under review contemplate a distribution of cash to stockholders no later than concurrent with the transaction. We believe it is in our stockholders' best interest to continue to postpone a dissolution of the Company to allow us sufficient opportunity to pursue and consummate such transactions, particularly in light of the cost and extended time period inherent in the dissolution process.
In connection with our strategic process, we have implemented operating cost reductions and organizational restructuring, including a recent reduction in our workforce, to reduce overall cash burn and facilitate our pursuit of strategic initiatives. We continue to work with Purdue Pharmaceuticals L.P., or Purdue Pharma, our U.S. marketing partner for Intermezzo, to develop and implement strategies to maximize the value of Intermezzo. We are developing TO-2070 through the completion of preclinical safety studies, but have not initiated a Phase 1 human pharmacokinetic study.

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
Royalty revenue during 2013 was offset by the Company's contribution to Purdue Pharma's 2013 national DTC advertising campaign, including digital, print and television advertising to support Intermezzo commercialization. For the three months ended March 31, 2013, the offset to revenue totaled $6.3 million. As the DTC advertising campaign was completed during 2013, there is no advertising offset to revenue during 2014.
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
We are developing TO-2070 through the completion of preclinical safety studies, but have not initiated a Phase 1 human pharmacokinetic study.
Net Loss and Profitability

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including contract manufacturing and clinical trials. As of March 31, 2014, we had an accumulated deficit of $142.4 million. Our net loss for the three months ended March 31, 2014 and 2013 was $2.8 million and $10.5 million, respectively. Our net loss for the years ended December 31, 2013, 2012, and 2011 was $27.4 million, $12.0 million, and $3.9 million, respectively. As of March 31, 2014, we had cash, cash equivalents, and marketable securities of $69.8 million and working capital of $69.4 million.

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

Financial Operations Overview
Net revenue
We began earning royalty revenue upon commercial launch of Intermezzo in April 2012. Royalty revenue earned during the three months ended March 31, 2014 was $0.4 million. Royalty revenue earned during the three months ended March 31, 2013 was $0.5 million. Royalty revenue is derived from net sales of Intermezzo generated by Purdue Pharma to wholesalers. Royalty revenue during the three months ended March 31, 2013 was offset by $6.3 million related to a $10.0 million contribution by Transcept in December 2012 to the Intermezzo DTC advertising campaign. As the DTC advertising campaign was completed during 2013, there is no advertising offset to revenue during 2014.

Research and Development Expense

Research and development expense represented approximately 22% and 40% of total operating expenses for the three months ended March 31, 2014 and 2013, respectively. Research and development costs are expensed as incurred. Research and development expense consists of expenses incurred in identifying, researching, developing and testing product candidates. These expenses primarily consist of the following:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013
The following table summarizes results of operations with respect to the items set forth below for the three months ended March 31, 2014 and 2013, in thousands, together with the percentage change in those items.

	Three months ended March 31,
			Favorable	%
	2014	2013	(Unfavorable)	Change
Net revenue	$418	$(5,830)	$6,248	107%
Research and development expense	708	1,843	1,135	62%
General and administrative expense	2,496	2,802	306	11%
Net revenue
Royalty revenue was $0.4 million and $0.5 million for the three months ended March 31, 2014 and March 31, 2013, respectively. Royalty revenue during 2013 was offset by the Company's contribution to Purdue Pharma's 2013 national DTC advertising campaign to support Intermezzo commercialization. For the three months ended March 31, 2013, the offset to revenue totaled $6.3 million. As the DTC advertising campaign was completed during 2013, there is no advertising offset to revenue during 2014.
Research and Development Expense
Research and development expense decreased 62% to $0.7 million for the three months ended March 31, 2014 from $1.8 million for the comparable period in 2013. The decrease of approximately $1.1 million is primarily attributable to reductions in our research and development operations, including significant reductions in staff.
General and Administrative Expense
General and administrative expense decreased $0.3 million between periods due to significant reductions in staffing partially offset by increased professional fees, primarily associated with Intermezzo ANDA litigation.
Liquidity and Capital Resources
At March 31, 2014, we had cash, cash equivalents and marketable securities of $69.8 million.
Sources of Liquidity

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
The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Three months ended March 31,
	2014	2013

Net cash used in operating activities	$(131)	$(4,270)
Net cash provided by (used in) investing activities	11,556	(5,604)
Net cash provided by financing activities	1	214

Net Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2014 and 2013 was $0.1 million and $4.3 million, respectively. Net cash used in operating activities during each of these years consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges and noncash interest expense, as well as net changes in working capital.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $11.6 million for the three months ended March 31, 2014. Net cash used in investing activities was $5.6 million for the three months ended March 31, 2013. Net cash provided by investing activities during 2014 was primarily attributable to the maturity of marketable securities, net of purchases. Net cash used by investing activities during 2013 was primarily attributable to the purchase of marketable securities, net of maturities. Uses of cash in investing activities in all periods included net purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2014 and 2013 was $1,000 and $0.2 million, respectively. Net cash provided by financing activities during each of the periods consisted of common stock issuances in connection with stock option exercises.
Capital Resources
We expect our cash, cash equivalents, and marketable securities of $69.8 million at March 31, 2014, will be sufficient to satisfy our liquidity requirements for at least the next twelve months. We believe our investments in cash equivalents and marketable securities are highly rated and highly liquid.
While we are exploring a range of alternatives to enhance stockholder value, including business combination and/or partnership opportunities, as well as distribution of a significant amount of cash to our stockholders, our operating plan may change or ability to consummate a transaction or dissolution may be delayed. However, if our current operating plans change, we will require substantial additional funding to operate. As such, our future capital requirements will depend on many factors, including:

•	our ability to identify and consummate a strategic transaction or dissolve the company;

•	the timing and nature of any strategic transactions that we undertake including, but not limited to, potential partnerships;

•	the ability of Purdue Pharma to successfully commercialize Intermezzo in the United States;

•	the level of Purdue Pharma's commercialization efforts with respect to Intermezzo;

•	whether, as a result of our strategic and financial review with Leerink Swann LLC, we enter into a partnership or business combination, or return capital to our stockholders;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including in connection with ANDA proceedings relating to Intermezzo;

•	the cost of conducting preclinical trials with respect to TO-2070;

•	the timing and amount of milestone and royalty payments to SNBL under the License Agreement for TO-2070;

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

Critical Accounting Policies
There were no changes to our critical accounting policies since we filed our 2013 Annual Report on Form 10-K for the year ended December 31, 2013 with the Securities and Exchange Commission, or SEC. For a description of our critical accounting policies, please refer to our 2013 Annual Report.
Off-Balance Sheet Arrangements
Since inception, we have not engaged in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is confined to cash, cash equivalents and marketable securities which have contractual maturities of eighteen months or less, bear interest rates at fixed rates and are denominated in, and pay interest in, U.S. dollars. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, maximization of investment performance and fiduciary control of cash and investments. Investments are classified as available-for-sale. We do not use derivative financial instruments in our investment portfolio. To achieve our goals, we invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying investments among a variety of high credit-quality issuers, including U.S. government agencies, corporate debt obligations, taxable and tax-exempt pre-refunded municipal debt obligations and money market funds. There is no limit to the percentage of investments that may be maintained in U.S. Treasury debt obligations, U.S. agency debt obligations, or SEC-registered money market funds. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity, and we regularly review our portfolio against our policy. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $196,500 in the fair value of our marketable securities at March 31, 2014.

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
In August 2013, we joined Purdue Pharma in filing two actions against TWi. The first action against TWi was filed on August 20, 2013 in the U.S. District Court for the District of New Jersey, and the second action against TWi was filed on August 22, 2013 in the U.S. District Court for the Northern District of Illinois. Each action alleges patent infringement of the ‘131 and ‘809 patents, and seeks injunctive and other relief. On October 17, 2013, TWi filed answers and counterclaims in both New Jersey and Illinois, in both cases seeking declarations of non-infringement and invalidity as to the ‘945, ‘628, ‘131, and ‘809 patents, as well as other relief. On January 13, 2014, the Illinois action against TWi was stayed pending dismissal of the New Jersey action against TWi, or further order of the Illinois court. On January 24, 2014, we and Purdue provided TWi with a covenant not to sue TWi based on its current ANDA formulation under the ’945 or ’628 patents, and on February 28, 2014, we and Purdue filed a motionin the New Jersey action to dismiss TWi’s counterclaims pertaining to the ’945 or ’628 patents based on the tendering of that covenant not to sue. On April 9, 2014, the New Jersey court denied our motion, and thus TWi's counterclaims pertaining to the '945 and '628 patents remain pending.
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
We have implemented operating cost reductions and organizational restructuring, including a recent reduction in our workforce, to reduce overall cash burn and facilitate our pursuit of strategic initiatives. We have engaged a financial and strategic advisor to explore a range of alternatives to enhance stockholder value, including but not limited to a business combination and/or partnership opportunities, a distribution of a significant amount of cash to stockholders, and dissolution of the Company. We have identified, and are actively evaluating several opportunities together with our strategic advisor. All of the opportunities under review contemplate a distribution of cash to stockholders no later than concurrent with the transaction. We believe it is in our stockholders' best interest to continue to postpone a dissolution of the Company to allow us sufficient opportunity to pursue and consummate such transactions, particularly in light of the cost and extended time period inherent in the dissolution process. While we have devoted, and expect to continue devoting, substantial time and resources to exploring strategic alternatives, there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance stockholder value.
We have had a limited operating history that may make it difficult for you to evaluate the potential success of our business and we have a history of incurring losses.
We were founded in January 2001 under our former name, Novacea, Inc., and in January 2009 underwent a merger with Transcept Pharmaceuticals, Inc., a privately held company, or TPI, founded in 2002, which is the primary business we currently conduct. Our operations to date have been limited to organizing and staffing, acquiring, developing and securing technology and undertaking preclinical studies and clinical trials. Furthermore, our business is not profitable and has incurred losses in each year since the inception of TPI in 2002. Our net loss for the years ended December 31, 2013, 2012 and 2011 was $27.4 million, $12.0 million and $3.9 million, respectively. Our net loss for the three months ended March 31, 2014 was $2.8 million. We had an accumulated deficit at March 31, 2014 of $142.4 million.
In November 2011, we obtained regulatory approval for the commercial sale of our lead product, Intermezzo, from the FDA. In April 2012, our U.S. marketing partner, Purdue Pharma, launched Intermezzo. We have not demonstrated over a substantial period of time the ability to meet and adhere to other regulatory standards applicable to an FDA approved product, to conduct sales and marketing activities or to co-promote a product with a collaboration partner, including Purdue Pharma. In September 2013, we licensed our new lead product candidate, TO-2070 for the treatment of acute migraines, which is currently in the early stages of development. Furthermore, we are developing TO-2070 through the completion of preclinical safety studies, but have not initiated a Phase 1 human pharmacokinetic study, and therefore may not subsequently develop or commercialize TO-2070.
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
Our sole product candidate, TO-2070 is currently in early stages of development. We intend to continue to develop TO-2070 through the completion of preclinical safety studies, but have not initiated a phase 1 human pharmacokinetic study.
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
Before regulatory approvals for the commercial sale of TO-2070 is obtained, TO-2070 must be demonstrated through lengthy, complex and expensive preclinical testing and clinical trials to be both safe and effective for use in each target indication. Although we are developing TO-2070 through the completion of preclinical safety studies, but have not initiated a Phase 1 human pharmacokinetic study, our trial results may be negatively affected by factors that had not been fully anticipated prior to commencement of the trial. Such trials may fail to demonstrate that TO-2070 is safe when used as directed or even when misused. Further, based on results at any stage of these trials, we may decide to repeat or redesign a trial, or even discontinue development of TO-2070.
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

If we do not successfully consummate a strategic transaction or complete a dissolution of the company, we will require substantial additional funding and may need to curtail operations if we have insufficient capital.
We had cash, cash equivalents and marketable securities of $69.8 million at March 31, 2014. We expect our negative cash flows from operations to continue for the foreseeable future. While we are exploring a range of alternatives to enhance stockholder value, including business combination and/or partnership opportunities, and distribution of a significant amount of cash to our stockholders, our operating plan may change or ability to consummate a transaction or dissolution may be delayed.
We currently believe that our available cash, cash equivalents and marketable securities and interest income will be sufficient to fund our anticipated levels of operations for at least the next twelve months. However, if our current operating plans change we will require substantial additional funding to operate. As such, our future capital requirements will depend on many factors, including:

•	our ability to identify and consummate a strategic transaction or dissolve the company;

•	the timing and nature of any strategic transactions that we undertake, including, but not limited to potential partnerships;

•	the ability of Purdue Pharma to successfully commercialize Intermezzo in the United States;

•	the level of Purdue Pharma's commercialization efforts with respect to Intermezzo;

•	whether, as a result of our strategic and financial review with Leerink Swann LLC, we enter into a partnership or business combination, or return capital to our stockholders;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including in connection with ANDA proceedings relating to Intermezzo;

•	the cost of conducting preclinical trials with respect to TO-2070;

•	the timing and amount of milestone and royalty payments to SNBL under the License Agreement for TO-2070;

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
There are a number of reasons why we might fail to meet financial guidance or other expectations about our business, including, but not limited to, the following:

•	the failure of our strategic initiatives to enhance stockholder value or delay in the consummation of a strategic transaction or dissolution;

•	the effectiveness of the sales, marketing and distribution efforts by Purdue Pharma in the United States and overall success of Purdue Pharma's commercialization efforts in the United States;

•	delays or unexpected changes in Purdue Pharma's plan to invest in and support the sales and marketing of Intermezzo;

•	unexpected difficulties in Purdue Pharma's efforts to commercialize Intermezzo in the United States;

•	lower than expected pricing and reimbursement levels, or no reimbursement at all, for Intermezzo in the United States;

•	the use of currently available sleep aids that are not approved to be taken in the middle of the night;

•	negative developments or setbacks in our efforts to seek marketing approval for Intermezzo outside of the United States;

•	FDA approval of generic versions of Intermezzo or negative developments in any ongoing ANDA proceedings;

•	current and future competitive products that have or obtain greater acceptance in the market than Intermezzo;

•	if only a subset of or no affected patients respond to therapy with Intermezzo or future products, if any;

•	negative publicity about the results of our clinical studies, or those of others with similar or related products may reduce demand for Intermezzo or future products, if any;

•	the inability to sell a product at the price we expect; or

•	the inability to supply enough product to meet demand.
If we fail to meet our revenue and/or expense projections and/or other financial guidance for any reason, our stock could decline in value.

Our stock price is volatile.
The market price of our common stock is subject to significant fluctuations. During the 12-month period ended March 31, 2014, the sales price of our common stock on The NASDAQ Global Market ranged from a high of $5.09 in April

2013 to a low of $2.52 in August 2013. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. The volatility of the market price of our common stock is exacerbated by the low trading volume of our common stock and the high proportion of our shares held by insiders. Some of the factors that may cause the market price of our common stock to fluctuate include:

•
announcements related to our strategic transaction process including but not limited to a potential business combination, collaboration arrangements or dissolution of Transcept, and the timing thereof;

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
The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our stock. As of March 31, 2014, we had research coverage by three securities analysts. If any of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research regarding us or our business model, technology or stock performance, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of our stock price.
Future sales of our common stock may cause our stock price to decline and impede our ability to raise capital.
Our executive officers and directors beneficially own or control approximately 12.9% of our approximately 18.8 million outstanding shares of common stock as of March 31, 2014 and an additional 11.1% is beneficially owned by a venture capital firm in which one of our directors is a partner.
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

In addition, we are exploring a range of alternatives to enhance stockholder value, including but not limited to business combination and/or partnership opportunities, as well as a distribution of a significant amount of cash to stockholders. We have identified, and are actively evaluating several opportunities together with our strategic and financial advisor. All of the opportunities under review contemplate a distribution of cash to stockholders no later than concurrent with the transaction. We believe it is in our stockholders' best interest to continue to postpone a dissolution of the Company to allow us sufficient opportunity to pursue and consummate such transactions. The provisions described above may prevent us from successfully pursuing such a strategic transaction, which may therefore result in a dissolution of the Company.
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
(a) Exhibits:
Reference is made to the Exhibit Index attached to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May, 2014.

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

101**
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii)  Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and (iv) Notes to Condensed Consolidated Financial Statements.

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