Form 10-Q
period 2014-06-30
Transcept Pharmaceuticals Inc
filed 2014-08-06
CIK 1178711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
Form 10-Q
____________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2014
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
As of August 4, 2014 there were 19,160,435 shares of the registrant’s common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Transcept Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$16,845	$9,935
Marketable securities	26,557	60,110
Prepaid and other current assets	902	3,382
Restricted cash	35	200
Total current assets	44,339	73,627
Property and equipment, net	20	43
Total assets	$44,359	$73,670
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,044	$413
Accrued liabilities	1,448	1,515
Total current liabilities	2,492	1,928
Commitments and contingencies
Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	187,525	211,257
Accumulated deficit	(145,686)	(139,556)
Accumulated other comprehensive income	9	22
Total stockholders’ equity	41,867	71,742
Total liabilities and stockholders’ equity	$44,359	$73,670
See accompanying notes.

Transcept Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Gross royalty revenue	$362	$481	$780	$963
Advertising expense - Purdue Pharma	—	(283)	—	(6,595)
Net revenue	362	198	780	(5,632)
Operating expenses:
Research and development	585	898	1,293	2,741
General and administrative	3,079	3,030	5,575	5,832
Goodwill impairment	—	2,962	—	2,962
Total operating expenses	3,664	6,890	6,868	11,535
Loss from operations	(3,302)	(6,692)	(6,088)	(17,167)
Interest and other income (expense), net	(24)	(16)	(42)	(41)
Net loss	$(3,326)	$(6,708)	$(6,130)	$(17,208)
Net loss per share:
Basic and diluted	$(0.18)	$(0.36)	$(0.32)	$(0.92)
Cash distribution declared per common share	$1.33	$—	$1.33	$—
Weighted average common shares outstanding:
Basic and diluted	18,982	18,757	18,913	18,731

Other comprehensive loss:
Changes in unrealized gain (loss) on marketable securities	(11)	(16)	(13)	(16)
Comprehensive loss	$(3,337)	$(6,724)	$(6,143)	$(17,224)
See accompanying notes.

Transcept Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(6,130)	$(17,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	72
Stock-based compensation	1,047	1,548
Gain on disposals of fixed assets	(101)	(17)
Amortization of premium on available for sale securities	349	366
Impairment of goodwill	—	2,962
Changes in operating assets and liabilities:
Prepaid and other current assets	2,480	6,039
Accounts payable	631	(625)
Accrued liabilities	(68)	(687)
Net cash used in operating activities	(1,781)	(7,550)
Investing activities
Purchases of property and equipment	—	(2)
Proceeds from the sale of property and equipment	115	23
Purchases of marketable securities	(35)	(53,745)
Maturities of marketable securities	33,391	39,530
Net cash provided by (used in) investing activities	33,471	(14,194)
Financing activities
Cash distributions paid to common stockholders	(25,408)	—
Proceeds from issuance of common stock, net	628	223
Net cash (used in) provided by financing activities	(24,780)	223
Net increase (decrease) in cash and cash equivalents	6,910	(21,521)
Cash and cash equivalents at beginning of period	9,935	39,368
Cash and cash equivalents at end of period	$16,845	$17,847
See accompanying notes.

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
Transcept Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the field of neuroscience. The Company's remaining development candidate is TO-2070, a novel, rapidly absorbed treatment for acute migraine incorporating dihydroergotamine (DHE) as the active drug, which Transcept has developed through the completion of preclinical safety studies, but has not initiated a Phase 1 human pharmacokinetic study. Intermezzo® (zolpidem tartrate) sublingual tablet C-IV is the first FDA approved Transcept product. Purdue Pharmaceutical Products L.P. (“Purdue Pharma”) holds commercialization and development rights for Intermezzo in the United States. The Company operates in one business segment.
In 2013, the Company engaged a financial and strategic advisor to explore a range of alternatives to enhance stockholder value, including but not limited to business combination and/or partnership opportunities, as well as a distribution of a significant amount of cash to stockholders, and dissolution of the Company. In June 2014, the Company distributed $1.33 in cash for each outstanding share of common stock, equal to approximately $25.4 million in the aggregate, to Transcept stockholders by way of a special distribution.
Subsequently, in June 2014, the Company entered into a definitive agreement for a merger with Paratek Pharmaceuticals, Inc. See Note 2 regarding this transaction.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's interim financial information. The accompanying condensed consolidated balance sheet at December 31, 2013 has been derived from our audited financial statements at that date, but does not include all the disclosures required for complete financial statements. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014 or for any other interim period or any other future year.
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
Concentration of Risk
The Company is dependent on Purdue Pharma to market and sell Intermezzo in the United States from which all of its royalty and milestone revenue to date has been derived.
Significant Accounting Policies
Principles of Consolidation
The accompanying condensed consolidated financial statements include the results of operations of Transcept Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Transcept Pharma, Inc. and Tigris Merger Sub. Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
For the three and six months ended June 30, 2013, the offset to revenue totaled $0.3 million and $6.6 million, respectively. As the DTC advertising campaign was completed during 2013, there is no advertising offset to revenue in 2014.
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
The Company recognized employee stock-based compensation costs of $0.5 million and $1.0 million during the three and six months ended June 30, 2014, respectively, and $0.7 million and $1.5 million during the three and six months ended June 30, 2013, respectively. No related tax benefits of stock-based compensation costs have been recognized since the Company's inception. The Company issued 280,324 and 280,824 shares of common stock for the three and six months ended June 30, 2014, respectively, upon stock option exercises.
During the six months ended June 30, 2013, the Company modified the terms of stock options previously granted to six of its employees in connection with a reduction in force. The modifications included accelerated vesting of certain options and extension of the exercise period after termination with respect to certain of the options. These modifications resulted in additional compensation expense of $23,000. During the six months ended June 30, 2014, the Company modified the terms of stock options previously granted to two former employee to extend the exercise period with respect to certain of the remaining outstanding options resulting in additional compensation of $39,000.
Equity instruments, consisting of stock options granted to consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the term of the related financing or the period over which services are received. The Company recorded non-employee stock-based compensation costs of $8,000 and $19,000 during the three and six months ended June 30, 2014, respectively and $13,000 and $57,000 during the three and six months ended June 30, 2013, respectively.
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

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial and reduced by any initial payment made to the clinical trial site when the first patient is enrolled.
2. Merger Agreement
On June 30, 2014, the Company, Tigris Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Tigris Acquisition Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Merger LLC”), and Paratek Pharmaceuticals, Inc., a Delaware corporation (“Paratek”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into Paratek, with Paratek becoming a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”) and (ii) immediately following the Merger, the surviving corporation will merge with and into Merger LLC with Merger LLC surviving as the surviving company in such merger (the “Second Merger”).
Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, each outstanding share of Paratek common stock will be converted into the right to receive 0.810 shares of common stock of the Company, subject to the payment of cash in lieu of fractional shares. Immediately following the effective time of the Merger, Paratek stockholders are expected to own approximately 89.6% of the outstanding capital stock of the Company.
Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of the Company and Paratek. The Merger Agreement contains certain termination rights for both the Company and Paratek, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $6.3 million.
At the effective time of the Merger, the Board of Directors of the Company is expected to consist of a total of seven members, two of whom will be designated by Transcept and five of whom will be designated by Paratek.
Pursuant to the terms of the Merger Agreement, prior to the closing of the Merger, the Company is expected to make a dividend to its stockholders of certain assets, including excess cash (as calculated in accordance with the Merger Agreement), the right to receive certain royalty income received by the Company pursuant to the Collaboration Agreement with Purdue Pharma and the right to receive the proceeds (net of certain fees, expenses) of any sale of Intermezzo or TO-2070 which are received prior to the two-year anniversary of the closing of the Merger or which are received pursuant to a definitive agreement relating to such sale which is entered into during such period, as well as the amount, if any, of the $3 million Intermezzo expense reserve deposited at closing which is remaining following the second anniversary of the closing date.
Concurrent with the execution of the Merger Agreement, on July 1, 2014, the Company made a bridge loan to Paratek in the principal amount of $3.5 million. In the event that the transaction does not close by September 15, 2014, the Company has committed to make available further funding of up to $800,000 per month, until December 31, 2014, provided the Merger continues to be pending and the Merger Agreement has not been terminated.

3. Results of Operations
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common securities, including options, warrants and common stock subject to repurchase.
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
For the three and six months ended June 30, 2014 and 2013, diluted net loss per share was identical to basic earnings per share ("EPS") since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

The following table presents the calculation of basic and diluted net loss per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(3,326)	$(6,708)	$(6,130)	$(17,208)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	18,982	18,757	18,913	18,731
The following outstanding shares subject to options and warrants to purchase common stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation as of the dates indicated below (in thousands):

	Six Months Ended
	2014	2013
Excluded potentially dilutive securities (1):
Shares subject to options to purchase common stock	3,910	3,788
Shares subject to warrants to purchase common stock	61	61
Total	3,971	3,849

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

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

4. Available-for-sale Securities

The following is a summary of available-for-sale debt securities recognized as cash and cash equivalents, marketable securities, or restricted cash in the Company's condensed consolidated balance sheets. Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services (in thousands):

	June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$4,009	$—	$—	$4,009
Commercial paper	11,800	—	—	11,800
Corporate notes	2,501	—	—	2,501
Government sponsored enterprise issues	20,875	5	—	20,880
U.S. Treasury securities	3,172	4	—	3,176
	$42,357	$9	$—	$42,366

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$200	$—	$—	$200
Money market funds	769	—	—	769
Commercial paper	12,910	—	—	12,910
Corporate notes	16,704	9	—	16,713
Government sponsored enterprise issues	36,157	10	—	36,167
U.S. Treasury securities	3,228	3	—	3,231
	$69,968	$22	$—	$69,990
The following table summarizes the classification of the available-for-sale securities on the Company's condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2014	2013
Cash and cash equivalents	$15,774	$9,680
Marketable securities	26,557	60,110
Restricted cash	35	200
	$42,366	$69,990

There were no sales of available-for-sale marketable securities during 2014 or 2013.
The Company's marketable securities at June 30, 2014 of $26.6 million had maturities of one year or less.
5. Fair Value
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
The estimated fair values of the Company's financial assets (cash equivalents and marketable securities) as of June 30, 2014 (in thousands) are as follows:

		Fair Value Measurements at Reporting Date Using
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$4,009	$4,009	$—	$—
Commercial paper	11,800	—	11,800	—
Corporate notes	2,501	—	2,501	—
Government sponsored enterprise issues	20,880	—	20,880	—
U.S. Treasury securities	3,176	—	3,176	—
	$42,366	$4,009	$38,357	$—
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
During the six months ended June 30, 2014 and the year ended December 31, 2013, there were no significant changes to the valuation models used for purposes of determining the fair value of Level 2 assets. No other assets and liabilities were carried at fair value as of June 30, 2014 and December 31, 2013.

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
6. Collaboration Agreements
Intermezzo
In July 2009, the Company entered into a collaboration agreement with Purdue Pharmaceuticals L.P., ("Purdue Pharma")(the "Collaboration Agreement") that grants an exclusive license to Purdue Pharma to commercialize Intermezzo in the United States and pursuant to which:

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

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

The Company began earning royalty revenue upon commercial launch of Intermezzo in April 2012. Royalty revenue earned during the three and six months ended June 30, 2014 was $0.4 million and $0.8 million, respectively. Royalty revenue earned during the three and six months ended June 30, 2013 was $0.5 million and $1.0 million, respectively.
Royalty revenue during 2013 was offset by the Company's contribution to Purdue Pharma's 2013 national DTC advertising campaign, including digital, print and television advertising to support Intermezzo commercialization. For the three and six months ended June 30, 2013, the offset to revenue totaled $0.3 million and $6.6 million, respectively. As the DTC advertising campaign was completed during 2013, there is no advertising offset to revenue during 2014.
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
7. Commitments and Contingencies
Leases
On March 6, 2013, the Company extended its lease agreement for 11,600 square feet of space in its current facility in Point Richmond, California by one year through May 31, 2014. On February 18, 2014, the lease was extended to August 31, 2014. On July 1, 2014, the term of the lease was amended to continue on a month-to-month basis, terminable by either party with sixty days notice; with the soonest any such notice may be given is October 2, 2014 (which, if delivered, would cause the term to expire as of November 30, 2014).
Legal Proceedings
ANDA Litigation - Intermezzo
In July 2012, the Company received notifications from three companies, Actavis Elizabeth LLC (Actavis), Watson Laboratories, Inc. - Florida (Watson), and Novel Laboratories, Inc. (Novel), in September 2012, from each of Par Pharmaceutical, Inc. and Par Formulations Private Ltd. (together, the Par Entities), in February 2013 from Dr. Reddy's

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

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

In August 2013, the Company joined Purdue Pharma in filing two actions against TWi. The first action against TWi was filed on August 20, 2013 in the U.S. District Court for the District of New Jersey, and the second action against TWi was filed on August 22, 2013 in the U.S. District Court for the Northern District of Illinois. Each action alleges patent infringement of the ‘131 and ‘809 patents, and seeks injunctive and other relief. On October 17, 2013, TWi filed answers and counterclaims in both New Jersey and Illinois, in both cases seeking declarations of non-infringement and invalidity as to the ‘945, ‘628, ‘131, and ‘809 patents, as well as other relief. On January 13, 2014, the Illinois action against TWi was stayed pending dismissal of the New Jersey action against TWi, or further order of the Illinois court. On January 24, 2014, the Company and Purdue provided TWi with a covenant not to sue TWi based on its current ANDA formulation under the '945 or '628 patents, and on February 28, 2014, the Company and Purdue filed a motion in the New Jersey action to dismiss TWi's counterclaims pertaining to the '945 or '628 patents based on the tendering of that covenant not to sue. On April 9, 2014, the New Jersey court denied the motion of the Company and Purdue. On July 22, 2014, the New Jersey court entered a consent decree and partial final judgment of non-infringement in TWi's favor on the '945, '628, and '809 patents. The action against TWi remains pending as to the '131 patent.

On February 26, 2014, the New Jersey court consolidated the action of the Company and Purdue against TWi with the existing consolidated action referenced above against Actavis, Novel, Par Pharmaceutical, and Dr. Reddy's.

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

On July 22, 2014, the New Jersey court ordered that the trail of the consolidated action will commence on December 1, 2014.
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
9. Cash distribution
On June 3, 2014, the Company distributed $1.33 in cash for each outstanding share of the Company's common stock, equal to approximately $25.4 million in the aggregate.

Additionally, on June 3, 2014, in accordance with the Company's equity plans and warrant terms, all of the Company's outstanding stock options and warrants were adjusted by reducing the exercise price and/or increasing the number of shares to preserve the intrinsic value of such awards after the decline in the Company's stock price directly resulting from the cash dividend. The award adjustments resulted in no incremental stock compensation expense for the three and six month periods ending June 30, 2014.

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

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. Transcept Pharmaceuticals, Inc., or Transcept, intends that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and actual Transcept results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	the timing, and completion of our merger with Paratek, including any dividend in connection therewith;

•	our continued listing on NASDAQ after the merger with Paratek;

•	our expectations regarding the capitalization, resources and ownership structure of the combined organization after our merger with Paratek;

•	the timing and nature of the planned equity investment and bridge loan in connection with the merger with Paratek;

•	the possibility of a dissolution of the Company if we are not successful in completing the merger with Paratek;

•	possible future royalties on Intermezzo sales and potential proceeds from any sale of assets relating to Intermezzo and TO-2070;

•	the nature, strategy and focus of the combined organization after our merger with Paratek;

•	the development and commercial potential of any product candidates after our merger with Paratek, including Omadacycline;

•	the executive and board structure of the combined organization after our merger with Paratek;

•	expectations regarding voting by Transcept and Paratek stockholders in connection with the proposed merger;

•	expected activities and responsibilities of us and Purdue Pharmaceuticals L.P., or Purdue Pharma, under our United States License and Collaboration Agreement, or the Collaboration Agreement;

•	expectations for the commercial potential of Intermezzo and our collaboration partner's commitment to collaborate with us;

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

•
the ability and degree to which we may obtain and maintain market exclusivity from the U.S. Food and Drug Administration, or FDA, for Intermezzo and TO-2070 under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FFDCA; and

•	our ability to maintain and obtain additional patent protection for Intermezzo and TO-2070 without violating the intellectual property rights of others.
Forward-looking statements do not reflect the potential impact of any future in-licensing, collaborations, acquisitions, mergers, dispositions, joint ventures, or investments we may enter into or make. Except as required by law, we undertake no obligation to, and expressly disclaim any obligation to, revise or update the forward‑looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Forward‑looking statements involve risks and uncertainties, which are more fully discussed in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, including, but not limited to, those risks and uncertainties relating to:

•	our inability to successfully complete the proposed merger with Paratek and subsequent difficulties we may face as a stand-alone company;

•	the inability of the combined organization after our merger with Paratek to successfully develop and commercialize products and/or product candidates, or to sell our Intermezzo and/or TO-2070 assets;

•	potential termination of the Collaboration Agreement by Purdue Pharma;

•	actual and potential decreases in Purdue Pharma's commercialization efforts with respect to Intermezzo;

•	physician or patient reluctance to use Intermezzo;

•	unexpected results from and/or additional costs related to ANDA proceedings;

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

Company Overview

We are a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the field of neuroscience. We have one commercial product, Intermezzo® (zolpidem tartrate) sublingual tablet C-IV for the treatment of insomnia related to middle-of-the-night awakenings, and our remaining product candidate is TO-2070, a novel, rapidly absorbed treatment for acute migraine incorporating dihydroergotamine (DHE) as the active drug.
Recent Events
On June 30, 2014, we, Tigris Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Transcept (“Merger Sub”), Tigris Acquisition Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Transcept (“Merger LLC”), and Paratek Pharmaceuticals, Inc., a Delaware corporation (“Paratek”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into Paratek, with Paratek becoming a wholly-owned subsidiary of Transcept and the surviving corporation of the merger (the “Merger”) and (ii) immediately following the Merger, the surviving corporation will merge with and into Merger LLC with Merger LLC surviving as the surviving company in such merger (the “Second Merger”). The Merger and the Second Merger are intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.
Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, each outstanding share of Paratek common stock will be converted into the right to receive 0.810 shares of our common stock, subject to the payment of cash in lieu of fractional shares. Immediately following the effective time of the Merger, Paratek stockholders are expected to own approximately 89.6% of the outstanding capital stock of Transcept.
Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by our stockholders and Paratek stockholders. The Merger Agreement contains certain termination rights for both us and Paratek, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $6.3 million.
At the effective time of the Merger, the Board of Directors of Transcept is expected to consist of a total of seven members, two of whom will be designated by us and five of whom will be designated by Paratek.
Pursuant to the terms of the Merger Agreement, prior to the closing of the Merger, we are expected to make a dividend to our stockholders of certain assets, including excess cash (as calculated in accordance with the Merger Agreement), the right to receive certain royalty income received by us pursuant to the Collaboration Agreement with Purdue Pharma, and the right to receive the proceeds (net of certain fees and expenses) of any sale of Intermezzo or TO-2070 which are received prior to the two-year anniversary of the closing of the Merger or which are received pursuant to a definitive agreement relating to such sale which is entered into during such period, as well as the amount, if any, of the $3 million Intermezzo expense reserve deposited at closing which is remaining following the second anniversary of the closing date.
Concurrent with the execution of the Merger Agreement, on July 1, 2014 we made a bridge loan to Paratek in the principal amount of $3.5 million. In the event that the transaction does not close by September 15, 2014, we have committed to make available further funding of up to $800,000 per month, until December 31, 2014, provided the Merger continues to be pending and the Merger Agreement has not been terminated.
In accordance with the terms of the Merger Agreement, (i) our officers, directors and certain stockholders of Transcept holding approximately 43% of our outstanding capital stock have each entered into a support agreement with Paratek (the “Paratek Support Agreements”), and (ii) the officers, directors and certain stockholders of Paratek holding sufficient shares of Paratek have each entered into a support agreement with us (the “Transcept Support Agreements,” together with the Paratek Support Agreements, the “Support Agreements”). The Support Agreements place certain restrictions on the transfer of the shares of Transcept and Paratek held by the respective signatories thereto and covenants on the voting of such shares in favor of approving the transactions contemplated by the Merger Agreement and against any actions that could adversely affect the consummation of the Merger.
Prior to Paratek’s entry into the Merger Agreement, certain third parties, including existing stockholders of Paratek, entered into agreements with Paratek pursuant to which such parties have agreed, subject to the terms and conditions of such agreements, to purchase shares of Paratek’s capital stock for an aggregate purchase price of approximately $93 million prior to the consummation of the Merger. The consummation of the transactions contemplated by such agreements are conditioned upon the satisfaction or waiver of the conditions set forth in the Merger Agreement.

Strategic Initiatives and Process
In 2013, we engaged a financial and strategic advisor to explore a range of alternatives to enhance stockholder value, including but not limited to business combination and/or partnership opportunities as well as a distribution of a significant amount of cash to stockholders, and dissolution of the Company. After identifying and evaluating several opportunities together with our strategic advisor, in June 2014, prior to the execution of the Merger Agreement, we distributed $1.33 in cash for each outstanding share of our common stock, equal to approximately $25.4 million in the aggregate, to our stockholders by way of a special distribution. Subsequently, in June 2014, we entered into the Merger Agreement with Paratek Pharmaceuticals, Inc. as discussed above.
In connection with our strategic process, we have implemented operating cost reductions and organizational restructuring, including a reduction in our workforce, to reduce overall cash burn and facilitate our pursuit of strategic initiatives. We continue to work with Purdue Pharmaceuticals L.P., or Purdue Pharma, our U.S. marketing partner for Intermezzo, to develop and implement strategies to maximize the value of Intermezzo. We may pursue opportunities to sell Intermezzo and TO-2070 assets.

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
Royalty revenue during 2013 was offset by the Company's contribution to Purdue Pharma's 2013 national DTC advertising campaign, including digital, print and television advertising to support Intermezzo commercialization. For the three and six months ended June 30, 2013, the offset to revenue totaled $0.3 million and $6.6 million, respectively. As the DTC advertising campaign was completed during 2013, there is no advertising offset to revenue during 2014.
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
The License Agreement terminates on a country-by-country basis upon the later of (i) the expiration of the last patent licensed under the License Agreement in such country and (ii) 15 years from the first commercial sale in such country. The License Agreement may also be terminated (i) by either party upon 90 days' written notice in connection with an uncured material breach of the License Agreement, (ii) by either party upon insolvency of the other party, (iii) immediately by SNBL if we challenge the validity of the patents licensed under the License Agreement, or (iv) by us at our convenience upon 90 days' prior notice. The License Agreement is assignable with prior written consent of the other party, which consent may not be unreasonably withheld, conditioned or delayed.
We have developed TO-2070 through the completion of preclinical safety studies, but have not initiated a Phase 1 human pharmacokinetic study.
Net Loss and Profitability

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including contract manufacturing and clinical trials. As of June 30, 2014, we had an accumulated deficit of $145.7 million. Our net loss for the six months ended June 30, 2014 and 2013 was $6.1 million and $17.2 million, respectively. Our net loss for the years ended December 31, 2013, 2012, and 2011 was $27.4 million, $12.0 million, and $3.9 million, respectively. As of June 30, 2014, we had cash, cash equivalents, and marketable securities of $43.4 million and working capital of $41.8 million.

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

Financial Operations Overview
Net revenue
We began earning royalty revenue upon commercial launch of Intermezzo in April 2012. Royalty revenue earned during the three and six months ended June 30, 2014 was $0.4 million and $0.8 million, respectively. Royalty revenue earned during the three and six months ended June 30, 2013 was $0.5 million and $1.0 million, respectively. Royalty revenue is derived from net sales of Intermezzo generated by Purdue Pharma to wholesalers. Royalty revenue during the three and six months ended June 30, 2013 was offset by $0.3 million and $6.6 million, respectively, related to a $10.0 million contribution by Transcept in December 2012 to the Intermezzo DTC advertising campaign. As the DTC advertising campaign was completed during 2013, there is no advertising offset to revenue during 2014.

Research and Development Expense

Research and development expense represented approximately 16% and 13% of total operating costs for the three months ended June 30, 2014 and 2013, respectively, and 19% and 24% of total operating expenses for the six months ended June 30, 2014 and 2013, respectively. Research and development costs are expensed as incurred. Research and development expense consists of expenses incurred in identifying, researching, developing and testing product candidates. These expenses primarily consist of the following:

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013
The following table summarizes results of operations with respect to the items set forth below for the three months ended June 30, 2014 and 2013, in thousands, together with the percentage change in those items.

	Three months ended June 30,
			Favorable	%
	2014	2013	(Unfavorable)	Change
Net revenue	$362	$198	$164	83%
Research and development expense	585	898	313	35%
General and administrative expense	3,079	3,030	(49)	2%
Goodwill impairment	—	2,962	2,962	100%
Net revenue
Royalty revenue was $0.4 million and $0.5 million for the three months ended June 30, 2014 and June 30, 2013, respectively. Royalty revenue during 2013 was offset by the Company's contribution to Purdue Pharma's 2013 national DTC advertising campaign to support Intermezzo commercialization. For the three months ended June 30, 2013, the offset to revenue totaled $0.3 million. As the DTC advertising campaign was completed during 2013, there is no advertising offset to revenue during 2014.
Research and Development Expense
Research and development expense decreased 35% to $0.6 million for the three months ended June 30, 2014 from $0.9 million for the comparable period in 2013. The decrease of approximately $0.3 million is primarily attributable to reductions in our research and development operations, including significant reductions in headcount.
General and Administrative Expense
General and administrative expense increased slightly between periods due to increased professional fees, primarily associated with Intermezzo ANDA litigation and merger-related expenses, partially offset by significant reductions in headcount.
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

Comparison of the Six Months Ended June 30, 2014 and 2013
The following table summarizes results of operations with respect to the items set forth below for the six months ended June 30, 2014 and 2013, in thousands, together with the percentage change in those items.

	Six months ended June 30,
			Favorable	%
	2014	2013	(Unfavorable)	Change
Net revenue	$780	$(5,632)	$6,412	114%
Research and development expense	1,293	2,741	1,448	53%
General and administrative expense	5,575	5,832	257	4%
Goodwill impairment	—	2,962	2,962	100%
Net revenue
Royalty revenue was $0.8 million and $1.0 million for the six months ended June 30, 2014 and June 30, 2013, respectively. Royalty revenue during 2013 was offset by the Company's contribution to Purdue Pharma's 2013 national DTC advertising campaign to support Intermezzo commercialization. For the six months ended June 30, 2013, the offset to revenue totaled $6.6 million. As the DTC advertising campaign was completed during 2013, there is no advertising offset to revenue during 2014.
Research and Development Expense
Research and development expense decreased 53% to $1.3 million for the six months ended June 30, 2014 from $2.7 million for the comparable period in 2013. The decrease of approximately $1.4 million is primarily attributable to reductions in our research and development operations, including significant reductions in headcount.
General and Administrative Expense
General and administrative expense decreased $0.3 million between periods due to significant reductions in staffing significantly offset by increased professional fees, primarily associated with Intermezzo ANDA litigation and merger-related expenses.
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
Liquidity and Capital Resources
At June 30, 2014, we had cash, cash equivalents and marketable securities of $43.4 million.
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

On June 3, 2014, we made a special cash distribution of $1.33 for each outstanding share of our common stock, equal to approximately $25.4 million in the aggregate. For U.S. Federal income tax purposes, the distribution will be a dividend to the extent it is paid out of our current or accumulated earnings and profits, as determined under U.S. Federal income tax principles. We expect the payment to be treated as a return of capital. Stockholders will receive a Form 1099-DIV in early 2015 notifying them of the portion of the special cash distribution that is treated as a dividend for U.S. Federal income tax purposes.
The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Six months ended June 30,
	2014	2013

Net cash used in operating activities	$(1,781)	$(7,550)
Net cash provided by (used in) investing activities	33,471	(14,194)
Net cash (used in) provided by financing activities	(24,780)	223
Net Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2014 and 2013 was $1.8 million and $7.6 million, respectively. Net cash used in operating activities during each of these years consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges and noncash interest expense, as well as net changes in working capital.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $33.5 million for the six months ended June 30, 2014. Net cash used in investing activities was $14.2 million for the six months ended June 30, 2013. Net cash provided by investing activities during 2014 was primarily attributable to the maturity of marketable securities, net of purchases. Net cash used by investing activities during 2013 was primarily attributable to the purchase of marketable securities, net of maturities. Cash provided by investing activities in both periods included proceeds from the sale of fixed assets, net of purchases.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities during the six months ended June 30, 2014 was $24.8 million, compared to $0.2 million provided by financing activities during the six months ended June 30, 2013. Net cash used in financing activities during 2014 was primarily due to the $1.33 per share cash distribution paid in June 2014, partially offset by common stock issuances in connection with stock option exercises. Net cash provided by financing activities during 2013 consisted of common stock issuances in connection with stock option exercises.
Capital Resources
We expect our cash, cash equivalents, and marketable securities of $43.4 million at June 30, 2014, will be sufficient to satisfy our liquidity requirements for at least the next twelve months. We believe our investments in cash equivalents and marketable securities are highly rated and highly liquid.
While we are pursuing the completion of the merger with Paratek, our operating plan may change or ability to consummate a transaction or dissolution may be delayed. However, if our current operating plans change, we will require substantial additional funding to operate. As such, our future capital requirements will depend on many factors, including:

•	our ability to complete the merger with Paratek;

•	the timing and nature of any strategic transactions that we undertake including, but not limited to, potential partnerships;

•	the level of Purdue Pharma's commercialization efforts with respect to Intermezzo;

•	whether, as a result of our strategic and financial review with Leerink Swann LLC, we enter into a partnership or business combination, or return capital to our stockholders;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including in connection with ANDA proceedings relating to Intermezzo;

•	the timing and amount of milestone and royalty payments to SNBL under the License Agreement for TO-2070;

•
the potential costs associated with Intermezzo if our existing Collaboration Agreement with Purdue is terminated, including the increased costs to us of litigation expense in connection with ANDA proceedings related to Intermezzo;

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
Our exposure to market risk is confined to cash, cash equivalents and marketable securities which have contractual maturities of eighteen months or less, bear interest rates at fixed rates and are denominated in, and pay interest in, U.S. dollars. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, maximization of investment performance and fiduciary control of cash and investments. Investments are classified as available-for-sale. We do not use derivative financial instruments in our investment portfolio. To achieve our goals, we invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying investments among a variety of high credit-quality issuers, including U.S. government agencies, corporate debt obligations, taxable and tax-exempt pre-refunded municipal debt obligations and money market funds. There is no limit to the percentage of investments that may be maintained in U.S. Treasury debt obligations, U.S. agency debt obligations, or SEC-registered money market funds. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity, and we regularly review our portfolio against our policy. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $86,400 in the fair value of our marketable securities at June 30, 2014.

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
In August 2013, we joined Purdue Pharma in filing two actions against TWi. The first action against TWi was filed on August 20, 2013 in the U.S. District Court for the District of New Jersey, and the second action against TWi was filed on August 22, 2013 in the U.S. District Court for the Northern District of Illinois. Each action alleges patent infringement of the ‘131 and ‘809 patents, and seeks injunctive and other relief. On October 17, 2013, TWi filed answers and counterclaims in both New Jersey and Illinois, in both cases seeking declarations of non-infringement and invalidity as to the ‘945, ‘628, ‘131, and ‘809 patents, as well as other relief. On January 13, 2014, the Illinois action against TWi was stayed pending dismissal of the New Jersey action against TWi, or further order of the Illinois court. On January 24, 2014, we and Purdue provided TWi with a covenant not to sue TWi based on its current ANDA formulation under the ’945 or ’628 patents, and on February 28, 2014, we and Purdue filed a motionin the New Jersey action to dismiss TWi’s counterclaims pertaining to the ’945 or ’628 patents based on the tendering of that covenant not to sue. On April 9, 2014, the New Jersey court denied our motion. On July 22, 2014, the New Jersey court entered a consent decree and partial final judgment of non-infringement in TWi's favor on the '945, '628, and '809 patents. The action against TWi remains pending as to the '131 patent.

On February 26, 2014, the New Jersey court consolidated our action against TWi with the existing consolidated action referenced above against Actavis, Novel, Par Pharmaceutical, and Dr. Reddy’s.

On July 22, 2014, the New Jersey court ordered that the trail of the consolidated action will commence on December 1, 2014.
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
We may not be able to complete the merger with Paratek and may elect to pursue another strategic transaction similar to such merger, which may not occur on commercially reasonably terms or at all.
We cannot assure you that we will complete the pending merger with Paratek in a timely manner or at all. The merger agreement is subject to many closing conditions and termination rights. In addition to our product candidates, for which we have stopped all development, our assets currently consist primarily of our cash, cash equivalents and marketable securities, our listing on The NASDAQ Global Market and the merger agreement with Paratek. If we do not close the pending merger with Paratek, our Board of Directors may elect to attempt to complete another strategic transaction similar to this merger. Attempting to complete another strategic transaction similar to the merger will prove to be costly and time consuming, and we cannot make any assurances that a future strategic transaction will occur on commercially reasonable terms or at all. Even if we do complete the merger with Paratek, such merger ultimately may not deliver the anticipated benefits or enhance stockholder value.
If the merger with Paratek is not completed, in light of the challenges of rebuilding an operating business, we may elect to liquidate our remaining assets, and there can be no assurances as to the amount of cash available to distribute to stockholders after paying our debts and other obligations.
If we do not close the pending merger with Paratek, in light of the risks of reestablishing an operating business, as set forth herein, our Board of Directors may elect to take the steps necessary to liquidate all remaining assets of Transcept. The process of liquidation may be lengthy and we cannot make any assurances regarding timing of completion. In addition, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims. There can be no assurance as to the amount or timing of available cash remaining to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves.
If the merger with Paratek is not completed, and we fail to acquire and develop other products or product candidates at all or on commercially reasonable terms, we may be unable to reestablish a viable operating business.
Given the discontinuation of development of TO-2070 and the additional capital and resources required to resume and pursue such development, if the merger is not completed, we could be required to rely on in-licensing as the source of any of future product candidates for development and commercialization. Due to our history, our limited operational and management capabilities, and the intense competition for pharmaceutical product candidates, even if we find promising product candidates, and generate interest in a collaborative or strategic arrangement to acquire such product candidates, we may not be able to acquire rights to additional product candidates or approved products on commercially reasonable terms that we find acceptable, or at all. Proposing, negotiating and implementing an economically viable product acquisition or license is a lengthy and complex process. We compete for collaborative arrangements and license agreements with pharmaceutical and biotechnology companies and academic research institutions. Our competitors may have stronger relationships with third parties with whom it is interested in collaborating, greater financial, development and commercialization resources and/or may have more established histories of developing and commercializing products than us. As a result, our competitors may have a competitive advantage in entering into collaborative arrangements with such third parties. In addition, even if we find promising product candidates, and generate interest in a collaborative or strategic arrangement to acquire such product candidates, we may not be able to acquire rights to additional product candidates or approved products on commercially reasonable terms that we find acceptable, or at all.
We expect that any product candidate to which we acquire rights will require additional development and regulatory efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and other non-U.S. regulatory authorities. All product candidates are subject to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities and the possibility that, due to strategic considerations, we will discontinue research or development with respect to a product candidate for which we have already incurred significant expense. Even if the product candidates are approved, we cannot be sure that they would be capable of economically feasible production or commercial success.
We may be unable to sell Intermezzo or TO-2070, or otherwise derive revenue from these assets.
The success of sales of Intermezzo in the United States is dependent on the ability of Purdue Pharma to successfully commercialize Intermezzo pursuant to the Collaboration Agreement. The terms of the Collaboration Agreement provide that Purdue Pharma can terminate the agreement for any reason at any time upon advance notice of 180 days. If the Collaboration Agreement is terminated, our business and our ability to generate revenue from sales of Intermezzo will be substantially harmed. If the Collaboration Agreement is terminated and we determine to commercialize Intermezzo, we will be required to develop our own sales and marketing organization, fund any future clinical studies and other required regulatory activities (including any post-approval studies), and bear increased litigation expenses due to ANDA proceedings. Alternatively, we may enter into another strategic collaboration in order to commercialize Intermezzo in the United States. We do not currently have the infrastructure in place or adequate resources to launch a commercial product and implementing such infrastructure would require substantial time and resources and such efforts may not be successful. In addition, the value of Intermezzo, including the royalty stream, could be significantly impaired by current or future ANDA litigation.
The manner in which Purdue Pharma commercializes Intermezzo, including the amount and timing of Purdue Pharma's investment in commercial activities and pricing of Intermezzo, will have a significant impact on the ultimate success of Intermezzo in the United States, and the success of the overall commercial arrangement with Purdue Pharma. If Purdue Pharma deems Intermezzo to have insufficient market potential, they may continue to decrease their commercialization efforts, which would likely result in decreased sales of Intermezzo and negatively impact our business and operating results. For example, in December 2013, Purdue Pharma notified us that it intended to discontinue use of the Purdue sales force to actively market Intermezzo to healthcare professionals during the first quarter of 2014.
In addition, before regulatory approvals for the commercial sale of TO-2070 is obtained, TO-2070 must be demonstrated through lengthy, complex and expensive clinical trials to be both safe and effective for use in each target indication. Although we have developed TO-2070 through the completion of preclinical safety studies, our clinical trial results may be negatively affected by factors that had not been fully anticipated prior to commencement of the clinical trials. Such trials may fail to demonstrate that TO-2070 is safe when used as directed or even when misused. Further, based on results at any stage of these trials, we may decide to repeat or redesign a trial, or even discontinue development of TO-2070.
If Purdue Pharma is not successful in increasing sales of Intermezzo or if TO-2070 is not shown to be safe in our preclinical trials, we may be unable to sell these assets or otherwise derive revenue from them, which may harm the value of your investment.
We have had a limited operating history that may make it difficult for you to evaluate the potential success of our business and we have a history of incurring losses.
We were founded in January 2001 under our former name, Novacea, Inc., and in January 2009 underwent a merger with Transcept Pharmaceuticals, Inc., a privately held company, or TPI, founded in 2002, which is the primary business we currently conduct. Our operations to date have been limited to organizing and staffing, acquiring, developing and securing technology and undertaking preclinical studies and clinical trials. Furthermore, our business is not profitable and has incurred losses in each year since the inception of TPI in 2002. Our net loss for the years ended December 31, 2013, 2012 and 2011 was $27.4 million, $12.0 million and $3.9 million, respectively. Our net loss for the six months ended June 30, 2014 was $6.1 million. We had an accumulated deficit at June 30, 2014 of $145.7 million.
In November 2011, we obtained regulatory approval for the commercial sale of our lead product, Intermezzo, from the FDA. In April 2012, our U.S. marketing partner, Purdue Pharma, launched Intermezzo. We have not demonstrated over a substantial period of time the ability to meet and adhere to other regulatory standards applicable to an FDA approved product, to conduct sales and marketing activities or to co-promote a product with a collaboration partner, including Purdue Pharma. In September 2013, we licensed our remaining product candidate, TO-2070 for the treatment of acute migraines, which is currently in the early stages of development. Furthermore, we have developed TO-2070 through the completion of preclinical safety studies, but have not initiated a Phase 1 human pharmacokinetic study, and therefore may not subsequently develop or commercialize TO-2070.
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
If we do not successfully complete the merger with Paratek, we will require substantial additional funding in the event we resume our operations, and may need to curtail operations if we have insufficient capital.
We had cash, cash equivalents and marketable securities of $43.4 million at June 30, 2014. We expect our negative cash flows from operations to continue for the foreseeable future. While we are exploring a range of alternatives to enhance stockholder value, including business combination and/or partnership opportunities, and distribution of a significant amount of cash to our stockholders, our operating plan may change or ability to consummate a transaction or dissolution may be delayed.
We currently believe that our available cash, cash equivalents and marketable securities and interest income will be sufficient to fund our anticipated levels of operations for at least the next twelve months. However, if we do not successfully complete the merger with Paratek, we will require substantial additional funding in the event we resume our operations. As such, our future capital requirements will depend on many factors, including:

•	our ability to complete the merger with Paratek;

•	the timing and nature of any future strategic transactions that we undertake, including, but not limited to selling Intermezzo and/or TO-2070 and potential partnerships;

•	the level of Purdue Pharma's commercialization efforts with respect to Intermezzo;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including in connection with ANDA proceedings relating to Intermezzo;

•	the timing and amount of milestone and royalty payments to SNBL under the License Agreement for TO-2070;

•
the potential costs associated with Intermezzo if our existing Collaboration Agreement with Purdue is terminated, including the increased costs to us of litigation expense in connection with ANDA proceedings related to Intermezzo;

•	the receipt of milestone and other payments, if any, from Purdue Pharma under the Collaboration Agreement;

•	the effect of competing technological and market developments; and

•	the cost incurred in responding to disruptive actions by activist stockholders.
Having an insufficient level of capital to resume our operations may require us to significantly curtail one or more of our development, licensing or acquisition programs, which could have a negative impact on our financial condition and our ability to successfully pursue our business strategy.
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
There are a number of reasons why we might fail to meet financial guidance or other expectations about our business, including, but not limited to, the following:

•
the failure of our strategic initiatives to enhance stockholder value or delay in the completion of our merger with Paratek, including with respect to the amount and timing of any pre-closing and post-closing dividends;

•	our inability to sell Intermezzo and/or TO-2070;

•	the effectiveness of the sales, marketing and distribution efforts by Purdue Pharma in the United States and overall success of Purdue Pharma's commercialization efforts in the United States;

•	delays or unexpected changes in Purdue Pharma's plan to invest in and support the sales and marketing of Intermezzo;

•	unexpected difficulties in Purdue Pharma's efforts to commercialize Intermezzo in the United States;

•	lower than expected pricing and reimbursement levels, or no reimbursement at all, for Intermezzo in the United States;

•	the use of currently available sleep aids that are not approved to be taken in the middle of the night;

•	negative developments or setbacks in our efforts to seek marketing approval for Intermezzo outside of the United States;

•	FDA approval of generic versions of Intermezzo or negative developments in any ongoing ANDA proceedings;

•	current and future competitive products that have or obtain greater acceptance in the market than Intermezzo;

•	if only a subset of or no affected patients respond to therapy with Intermezzo or future products, if any;

•	negative publicity about the results of our clinical studies, or those of others with similar or related products may reduce demand for Intermezzo or future products, if any;

•	the inability to sell a product at the price we expect; or

•	the inability to supply enough product to meet demand.
If we fail to meet our revenue and/or expense projections and/or other financial guidance for any reason, our stock could decline in value.

Our stock price is volatile.
The market price of our common stock is subject to significant fluctuations. During the 12-month period ended June 30, 2014, the sales price of our common stock on The NASDAQ Global Market ranged from a high of $3.90 in September and October 2013 to a low of $1.85 in June 2014 (the latter of which is adjusted for our special cash dividend in June 2014 of $1.33 per share). Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. The volatility of the market price of our common stock is exacerbated by the low trading volume of our common stock and the high proportion of our shares held by insiders. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	announcements related to our merger with Paratek, and any pre-closing and post-closing dividends;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend our intellectual property rights or defend against the intellectual property rights of others;

•	the perception of our prospects for successful commercialization or a sale of Intermezzo by Purdue Pharma, and a sale of TO-2070;

•	announcements by us or Purdue Pharma regarding the commercialization and/or marketing efforts of Intermezzo or by us regarding the development efforts of TO-2070;

•	the termination by Purdue Pharma of the Collaboration Agreement, the termination by SNBL of the License Agreement, or the termination of other future collaboration, partnering or license agreements;

•	the failure of our products to achieve commercial success, including due to competition from generic versions, or the perception by investors that commercial success may not be achieved;

•	issues in manufacturing our products;

•	the entry into any in-licensing agreements securing licenses, patents or development rights;

•	the entry into, or termination of, key agreements, including additional commercial partner agreements;

•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	adverse publicity relating to the insomnia or migraine market, including with respect to other products and potential products in such markets;

•	the introduction of technological innovations or new therapies that compete with our potential products;

•	the loss of key employees;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	changes in the structure of health care payment systems, including changes to prescription drug reimbursement levels; and

•	period-to-period fluctuations in financial results.

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

If we fail to continue to meet all applicable NASDAQ Global Market requirements and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is listed on The NASDAQ Global Market. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital and a minimum price per share. If we are unable to comply with NASDAQ's listing standards, NASDAQ may determine to delist our common stock from The NASDAQ Global Market. If our common stock is delisted for any reason, it could reduce the value of our common stock and its liquidity. Delisting could also adversely affect our ability to obtain financing for the continuation of our operations, if we choose to reestablish our business, or to use our common stock in acquisitions, including the proposed merger with Paratek. Delisting could result in the loss of confidence by suppliers, customers and employees. Delisting would prevent us from satisfying a closing condition for the merger with Paratek, and, in such event, Paratek may elect not to consummate the merger. In addition, the combined organization must submit a new application for listing on The NASDAQ Global Market after the merger pursuant to the reverse merger rules, and the combined company will need to meet the NASDAQ minimum requirements.

If securities or industry analysts do not publish research or reports or publish inaccurate or unfavorable research about us, our business or our stock, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our stock. As of June 30, 2014, we had research coverage by three securities analysts. If any of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research regarding us or our business model, technology or stock performance, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of our stock price.
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
Furthermore, in September 2013, our board of directors adopted the Tax Benefit Preservation Plan to help preserve the value of our net operating losses and other deferred tax benefits. At December 31, 2013, we had cumulative NOLs of approximately $97 million, which NOLs can be utilized in certain circumstances to offset future U.S. taxable income. The Tax Benefit Preservation Plan is intended to act as a deterrent to any person acquiring sufficient shares of our common stock to jeopardize the value of the NOLs.
While we do not expect that these provisions will delay or prevent the completion of our merger with Paratek, they may hinder or prevent us from considering competing offers for a business combination, which may harm the value of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits:
Reference is made to the Exhibit Index attached to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August, 2014.

Transcept Pharmaceuticals, Inc.

By:	/s/ Leone D. Patterson
Leone D. Patterson Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

2.1(6)*	Agreement and Plan of Merger and Reorganization, dated as of June 30, 2014, by and among Transcept Pharmaceuticals, Inc., Tigris Merger Sub., Inc. and Paratek Pharmaceuticals, Inc.

2.2 (6)	Form of Support Agreement, by and between Transcept Pharmaceuticals, Inc. and certain stockholders of Paratek Pharmaceuticals, Inc.

2.3 (6)	Form of Support Agreement, by and between Paratek Pharmaceuticals, Inc. and certain stockholders of Transcept Pharmaceuticals, Inc.

3.1(1)	Amended and Restated Certificate of Incorporation of Transcept Pharmaceuticals, Inc.

3.2(1)	Bylaws of Transcept Pharmaceuticals, Inc., as amended.

3.3(2)	Certificate of Designations of Series A Junior Participating Preferred Stock of Transcept Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock certificate of Transcept Pharmaceuticals, Inc.

4.2(3)	Form of Preferred Stock Purchase Warrant issued to certain TPI investors as of March 21, 2005.

4.3(3)	Preferred Stock Purchase Warrant issued by TPI to Hercules Technology Growth Capital, Inc., dated as of April 13, 2006.

4.4(4)	2005 Amended and Restated Investor Rights Agreement, dated as of December 21, 2005, by and between Novacea and purchasers of Novacea Series A, Series B and Series C Preferred Stock.

4.5(5)	Amended and Restated Investor Rights Agreement, dated as of February 27, 2007, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.6(5)	Termination Agreement, dated as of January 26, 2009, by and between TPI and purchasers of TPI Series A, Series B, Series C and Series D Preferred Stock.

4.7(2)
Tax Benefit Preservation Plan, dated as of September 13, 2013, between Transcept Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

10.1	Fifth Amendment to Lease, by and between Transcept Pharmaceuticals, Inc. and Point Richmond R&D Associates, L.P., dated as of July 1, 2014.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii)  Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 and (iv) Notes to Condensed Consolidated Financial Statements.

 _____________________________

(1)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2013.

(3)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

(4)	Incorporated by reference from the Registration Statement on Form S-1, Securities and Exchange Commission file number 333-131741, filed on February 10, 2006.

(5)	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2010.

(6)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2014.

*
All schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

**
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