Form 10-Q
period 2014-09-30
Transcept Pharmaceuticals Inc
filed 2014-10-28
CIK 1178711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
Form 10-Q
____________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2014
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
As of October 24, 2014 there were 19,161,372 shares of the registrant’s common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Transcept Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$20,395	$9,935
Marketable securities	15,889	60,110
Prepaid and other current assets	541	3,382
Restricted cash	15	200
Total current assets	36,840	73,627
Property and equipment, net	13	43
Total assets	$36,853	$73,670
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$447	$413
Accrued liabilities	2,192	1,515
Total current liabilities	2,639	1,928
Commitments and contingencies
Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	188,078	211,257
Accumulated deficit	(153,887)	(139,556)
Accumulated other comprehensive income	4	22
Total stockholders’ equity	34,214	71,742
Total liabilities and stockholders’ equity	$36,853	$73,670
See accompanying notes.

Transcept Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Gross royalty revenue	$182	$418	$962	$1,381
Gross other revenue	—	50	—	50
Advertising expense - Purdue Pharma	—	(86)	—	(6,681)
Net revenue	182	382	962	(5,250)
Operating expenses:
Research and development	295	2,410	1,589	5,151
General and administrative	3,753	2,658	9,328	8,490
Notes receivable impairment	4,300	—	4,300	—
Goodwill impairment	—	—	—	2,962
Total operating expenses	8,348	5,068	15,217	16,603
Loss from operations	(8,166)	(4,686)	(14,255)	(21,853)
Interest and other income (expense), net	(35)	(17)	(76)	(58)
Net loss	$(8,201)	$(4,703)	$(14,331)	$(21,911)
Net loss per share:
Basic and diluted	$(0.43)	$(0.25)	$(0.75)	$(1.17)
Cash distribution declared per common share	$—	$—	$1.33	$—
Weighted average common shares outstanding:
Basic and diluted	19,156	18,782	18,995	18,748

Other comprehensive loss:
Changes in unrealized gain (loss) on marketable securities	(4)	40	(18)	24
Comprehensive loss	$(8,205)	$(4,663)	$(14,349)	$(21,887)
See accompanying notes.

Transcept Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(14,331)	$(21,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	82
Stock-based compensation	1,540	2,339
Gain on disposals of fixed assets	(102)	(25)
Amortization of premium on available for sale securities	428	641
Impairment of goodwill	—	2,962
Impairment of notes receivable	4,300	—
Changes in operating assets and liabilities:
Prepaid and other current assets	2,841	6,158
Accounts payable	34	894
Accrued liabilities	677	(497)
Net cash used in operating activities	(4,596)	(9,357)
Investing activities
Purchases of property and equipment	—	(12)
Proceeds from the sale of property and equipment	115	32
Issuance of notes receivable	(4,300)	—
Purchases of marketable securities	(15)	(63,813)
Maturities of marketable securities	43,975	46,980
Net cash provided by (used in) investing activities	39,775	(16,813)
Financing activities
Cash distributions paid to common stockholders	(25,408)	—
Proceeds from issuance of common stock, net	689	444
Net cash (used in) provided by financing activities	(24,719)	444
Net increase (decrease) in cash and cash equivalents	10,460	(25,726)
Cash and cash equivalents at beginning of period	9,935	39,368
Cash and cash equivalents at end of period	$20,395	$13,642
See accompanying notes.

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
Transcept Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the field of neuroscience. The Company has one commercial product, Intermezzo® (zolpidem tartrate) sublingual tablet C-IV for the treatment of insomnia related to middle-of-the-night awakenings, and has recently assigned its rights to its former lead product candidate, TO-2070, a novel, rapidly absorbed treatment for acute migraine incorporating dihydroergotamine (DHE) as the active drug, to Shin Nippon Biomedical Laboratories, Ltd.("SNBL") in exchange for a portion of certain future net revenue received by SNBL, up to an aggregate of $2.0 million. The Company operates in one business segment.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's interim financial information. The accompanying condensed consolidated balance sheet at December 31, 2013 has been derived from our audited financial statements at that date, but does not include all the disclosures required for complete financial statements. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014 or for any other interim period or any other future year.
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
Significant Accounting Policies
Principles of Consolidation
The accompanying condensed consolidated financial statements include the results of operations of Transcept Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Transcept Pharma, Inc., Tigris Merger Sub. Inc. and Tigris Acquisition Sub, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
The Company recognized employee stock-based compensation costs of $0.5 million and $1.5 million during the three and nine months ended September 30, 2014, respectively, and $0.8 million and $2.3 million during the three and nine months ended September 30, 2013, respectively. No related tax benefits of stock-based compensation costs have been recognized since the Company's inception. The Company issued 38,160 and 318,984 shares of common stock for the three and nine months ended September 30, 2014, respectively, upon stock option exercises.
During the nine months ended September 30, 2013, the Company modified the terms of stock options previously granted to six of its employees in connection with a reduction in force. The modifications included accelerated vesting of certain options and extension of the exercise period after termination with respect to certain of the options. These modifications resulted in additional compensation expense of $23,000. During the nine months ended September 30, 2014, the Company modified the terms of stock options previously granted to two former employees to extend the exercise period with respect to certain of the remaining outstanding options resulting in additional compensation of $39,000.
Equity instruments, consisting of stock options granted to consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the term of the related financing or the period over which services are received. The Company recorded non-employee stock-based compensation costs of $7,000 and $26,000 during the three and nine months ended September 30, 2014, respectively and $12,000 and $69,000 during the three and nine months ended September 30, 2013, respectively.
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

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

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
Recent Accounting Pronouncements
In May 2014 the Financial Accounting Standards Board (FASB) issued the Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) , that will supersede nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard will be effective for public entities for annual and interim periods beginning after December 15, 2016.
Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Entities electing the full retrospective adoption will apply the standard to each period presented in the financial statements. This means that entities will have to apply the new guidance as if it had been in effect since the inception of all its contracts with customers presented in the financial statements. Entities that elect the modified retrospective approach will apply the guidance retrospectively only to the most current period presented in the financial statements. This means that entities will have to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings at the date of initial application. The new revenue standard will be applied to contracts that are in progress at the date of initial application.
The Company has not yet evaluated which adoption method it plans to use or the potential effect the new standard will have on its consolidated financial statements.
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

Pursuant to the terms of the Merger Agreement, on October 14, 2014, the Company announced that its Board of Directors had approved a special dividend comprising a $0.6674 cash distribution per share and the right to receive certain contingent cash amounts, in the future, on a pro rata basis, consisting of: (i) one hundred percent of any payments received by Transcept on or prior to the second anniversary of the closing date of the merger agreement pursuant to the United States License and Collaboration Agreement, dated July 31, 2009, as amended November 1, 2011, by and between Transcept and Purdue Pharmaceutical Products L.P., (ii) one hundred percent of any payments received by Transcept pursuant to the Termination Agreement and Release, dated September 19, 2014, by and between Transcept and Shin Nippon Biomedical Laboratories, Ltd., up to an aggregate of $2.0 million, (iii) ninety percent of any cash proceeds from a sale or disposition of Intermezzo (less all fees and expenses incurred by Transcept in connection with such sale or disposition following the closing date of the merger); provided such sale or disposition occurs, or a definitive written agreement with respect to such sale or disposition is entered

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

into, prior to the second anniversary of the closing date of the merger, and (iv) the amount, if any, of the $3.0 million Intermezzo expense reserve deposited at closing which is remaining following the second anniversary of the closing date.
Concurrent with the execution of the Merger Agreement, on July 1, 2014, the Company made a bridge loan to Paratek in the principal amount of $3.5 million. In the event that the transaction did not close by September 15, 2014, the Company committed to make available further funding of up to $800,000 per month, until December 31, 2014, provided the Merger continues to be pending and the Merger Agreement has not been terminated. The Company has made additional loans of $800,000 each on September 15, 2014 and October 15, 2014, on the same terms as the original loan, in accordance with the Merger Agreement. The entire $4.3 million note receivable outstanding at September 30, 2014 due from Paratek is deemed to be impaired at September 30, 2014 as Paratek does not currently have the means to repay the loans and the merger has not yet occurred. Upon the closing of the Merger, the aggregate amount of the outstanding principal and a three-month portion of accrued interest on the bridge loan ("Original Bridge Loan") will be credited towards Transcept’s equity in the surviving corporation. Any excess accrued interest on the bridge loan and the aggregate amount of any outstanding principal and accrued interest on any additional loans (in excess of the Original Bridge Loan), including the loans made on September 15, 2014 and October 15, 2014, are included in the special dividend discussed above.

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
For the three and nine months ended September 30, 2014 and 2013, diluted net loss per share was identical to basic earnings per share ("EPS") since potential common shares were excluded from the calculation, as their effect was anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(8,201)	$(4,703)	$(14,331)	$(21,911)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	19,156	18,782	18,995	18,748
The following outstanding shares subject to options and warrants to purchase common stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation as of the dates indicated below (in thousands):

	Nine Months Ended
	2014	2013
Excluded potentially dilutive securities (1):
Shares subject to options to purchase common stock	3,872	4,454
Shares subject to warrants to purchase common stock	61	61
Total	3,933	4,515

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

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

4. Available-for-sale Securities

The following is a summary of available-for-sale debt securities recognized as cash and cash equivalents, marketable securities, or restricted cash in the Company's condensed consolidated balance sheets. Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services (in thousands):

	September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$8,912	$—	$—	$8,912
Commercial paper	11,063	—	—	11,063
Government sponsored enterprise issues	12,741	2	—	12,743
U.S. Treasury securities	3,143	2	—	3,145
	$35,859	$4	$—	$35,863

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$200	$—	$—	$200
Money market funds	769	—	—	769
Commercial paper	12,910	—	—	12,910
Corporate notes	16,704	9	—	16,713
Government sponsored enterprise issues	36,157	10	—	36,167
U.S. Treasury securities	3,228	3	—	3,231
	$69,968	$22	$—	$69,990
The following table summarizes the classification of the available-for-sale securities on the Company's condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2014	2013
Cash and cash equivalents	$19,959	$9,680
Marketable securities	15,889	60,110
Restricted cash	15	200
	$35,863	$69,990

There were no sales of available-for-sale marketable securities during 2014 or 2013.
The Company's marketable securities at September 30, 2014 of $15.9 million had maturities of one year or less.
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
The estimated fair values of the Company's financial assets (cash equivalents and marketable securities) as of September 30, 2014 (in thousands) are as follows:

		Fair Value Measurements at Reporting Date Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$8,912	$8,912	$—	$—
Commercial paper	11,063	—	11,063	—
Government sponsored enterprise issues	12,743	—	12,743	—
U.S. Treasury securities	3,145	—	3,145	—
	$35,863	$8,912	$26,951	$—
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
During the nine months ended September 30, 2014 and the year ended December 31, 2013, there were no significant changes to the valuation models used for purposes of determining the fair value of Level 2 assets. No other assets or liabilities were carried at fair value as of September 30, 2014 and December 31, 2013.

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

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

The Company began earning royalty revenue upon commercial launch of Intermezzo in April 2012. Royalty revenue earned during the three and nine months ended September 30, 2014 was $0.2 million and $1.0 million, respectively. Royalty revenue earned during the three and nine months ended September 30, 2013 was $0.4 million and $1.4 million, respectively.
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
During the three and nine months ended September 30, 2013, the Company granted Purdue Pharma the right to negotiate for the commercialization of Intermezzo in Mexico, and retained rights to commercialize Intermezzo in the rest of the world. During the three months ended September 30, 2013, the Company recorded revenue of $0.1 million in Other Revenue associated with these rights. There was no such right granted to Purdue Pharma during the three and nine months ended September 30, 2014.
TO-2070: a developmental product candidate for migraine treatment
In September 2013, the Company entered into a License Agreement with Shin Nippon Biomedical Laboratories Ltd. ("SNBL") (the "License Agreement") pursuant to which SNBL granted the Company an exclusive worldwide license to commercialize SNBL's proprietary nasal drug delivery technology to develop TO-2070. Under the License Agreement, the Company was required to fund, lead and be responsible for product development, preparing and submitting regulatory filings and obtaining and maintaining regulatory approval with respect to TO-2070. Pursuant to the License Agreement, the Company incurred an upfront nonrefundable technology license fee of $1.0 million, and was also obligated to pay:

•	up to $6.5 million upon the occurrence of certain development milestones, including NDA approval of TO-2070 by the FDA,

•	up to $35.0 million in commercialization milestone payments tied to the achievement of specified annual sales levels of TO-2070, and

•	tiered, low double-digit royalties on annual net sales of TO-2070.
Under the License Agreement, the Company was responsible for the clinical and commercial manufacture, supply, and distribution of TO-2070 products. SNBL agreed to supply its nasal drug delivery device to the Company to conduct development activities for non-registration studies, and had the right of first negotiation to be the Company's exclusive supplier for devices for any registration studies and for incorporation into commercial TO-2070 products under the License Agreement thereafter.
The $1.0 million license fee was recorded as research and development expense in September 2013 because the licensed technology was incomplete and has no alternative future use.
On September 19, 2014 the Company entered into the SNBL Termination Agreement pursuant to which, among other things, the License Agreement was terminated and the Company assigned all of its rights, interest and title to the TO-2070 assets to SNBL in exchange for a portion of certain future net revenue received by SNBL as set forth in the SNBL Termination Agreement, up to an aggregate of $2.0 million.
7. Commitments and Contingencies
Leases
On March 6, 2013, the Company extended its lease agreement for 11,600 square feet of space in its current facility in Point Richmond, California by one year through May 31, 2014. On February 18, 2014, the lease was extended to August 31, 2014. On July 1, 2014, the term of the lease was amended to continue on a month-to-month basis, terminable by either party with sixty days notice; with the soonest any such notice may be given is October 2, 2014 (which, if delivered, would cause the term to expire as of November 30, 2014). The Company has terminated the lease effective November 30, 2014.
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

In August 2012, August 2012, September 2012, and October 2012, respectively, the Company joined Purdue Pharma in filing actions against Actavis, Watson and certain of their affiliates, Novel, and the Par Entities, in the U.S. District Court for the District of New Jersey, in each action alleging patent infringement and seeking injunctive and other relief. In December 2012, the Company and Purdue Pharma agreed to voluntarily dismiss the action against Watson following its withdrawal of its ANDA application on November 28, 2012. On December 20, 2012, a court order was entered to such effect. The dismissal of Watson's ANDA had no effect on the ANDA filed by Actavis, a wholly owned subsidiary of Watson Pharmaceuticals, Inc. After receiving the supplemental notifications referenced above, the Company and Purdue Pharma amended their pending complaints against Actavis and Novel to also allege infringement of the '131 and '809 patents, as well as the '628 patent previously asserted against those companies.

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

Transcept Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

Jersey court entered a consent decree and partial final judgment of non-infringement in TWi's favor on the '945, '628, and '809 patents. The action against TWi remains pending as to the '131 patent.

On July 22, 2014, the New Jersey court ordered that the trial of the consolidated action will commence on December 1, 2014.

On August 15, 2014, the Company and Purdue jointly filed two summary judgment motions. The first motion sought a judgment of no invalidity as to the ’809 patent. On October 10, 2014, the New Jersey court denied this motion. The second motion seeks a judgment of infringement against Dr. Reddy’s as to the ’809 patent, and against Par as to the ’131 patent and ’809 patent. This motion remains pending.
On August 15, 2014, Defendants jointly filed two summary judgment motions. The first motion seeks (a) a judgment of non-infringement as to all asserted claims of the ’131 patent; (b) a judgment of non-infringement as to all asserted claims of the ’628 patent (Actavis and Dr. Reddy’s only); and (c) a judgment of non-infringement as to the ’809 patent (Par only). The second motion seeks (a) a judgment of invalidity as to the ’131 Patent; and (b) a judgment of invalidity as to the ’628 Patent (Novel, Actavis, and Dr. Reddy’s only). These motions both remain pending.
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

Litigation Related to the Merger

On October 3, 2014, Continuum Capital filed a purported shareholder class action on behalf of themselves and the other stockholders of the company in the Superior Court of the State of California, County of Contra Costa, against the Company, its current directors, and Paratek. The lawsuit alleges that the Company's Board of Directors breached their fiduciary duties to the Company's stockholders in connection with the proposed merger and acted on the basis of alleged conflicts of interests, and that the Company's registration statement dated September 29, 2014 contains material misstatements and omissions. The lawsuit also alleges that Paratek aided and abetted the alleged breaches of duty. The complaint seeks, among other things, a declaration that the Company and its Board of Directors breached their fiduciary duties, injunctive relief including enjoining the merger of Paratek into Merger Sub. contemplated by the Merger Agreement, and the issuance of shares of the Company to the Paratek stockholders pursuant to the Merger Agreement, and an award of compensatory damages and attorney's fees.

On October 20, 2014, the defendants reached an agreement-in-principle providing for a settlement of all of the claims in the above-referenced action on the terms and conditions set forth in a stipulation of settlement that will be filed with the Superior Court of the State of California, County of Contra Costa. Pursuant to the terms of the settlement, the Company made certain disclosures in a current report filing on Form 8-K, which was filed with the SEC on October 20, 2014, and which amended and supplemented the Definitive Proxy Statement filed by the Company on October 2, 2014 in connection with the proposed merger. Under the settlement, the parties also agreed to an award of attorney's fees and reimbursement of expenses in the amount of $550,000. The settlement and award of fees and expenses remains subject to the approval of the court in the above-referenced action. This settlement is included in general and administration expenses for the three and nine months ended September 30, 2014.

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

Additionally, on June 3, 2014, in accordance with the Company's equity plans and warrant terms, all of the Company's outstanding stock options and warrants were adjusted by reducing the exercise price and/or increasing the number of shares to preserve the intrinsic value of such awards after the decline in the Company's stock price directly resulting from the cash dividend. The award adjustments resulted in no incremental stock compensation expense for the three and nine month periods ending September 30, 2014.

On October 14, 2014, the Company announced that its Board of Directors had approved a special dividend comprising a $0.6674 cash distribution per share (the "Cash Amount") and the right to receive certain contingent cash amounts, in the future, on a pro rata basis, consisting of: (i) one hundred percent of any payments received by Transcept on or prior to the second anniversary of the closing date of the merger agreement pursuant to the United States License and Collaboration Agreement, dated July 31, 2009, as amended November 1, 2011, by and between Transcept and Purdue Pharmaceutical Products L.P., (ii) one hundred percent of any payments received by Transcept pursuant to the Termination Agreement and Release, dated September 19, 2014, by and between Transcept and Shin Nippon Biomedical Laboratories, Ltd., up to an aggregate of $2.0 million, (iii) ninety percent of any cash proceeds from a sale or disposition of Intermezzo (less all fees and expenses incurred by Transcept in connection with such sale or disposition following the closing date of the merger); provided such sale or disposition occurs, or a definitive written agreement with respect to such sale or disposition is entered into, prior to the second anniversary of the closing date of the merger, and (iv) the amount, if any, of the $3.0 million Intermezzo expense reserve to be deposited by Transcept at the closing of the merger that is remaining following the second anniversary of the closing date of the merger or upon the consummation of a sale or disposition of Intermezzo.

Each Future Right is non-interest bearing, non-transferable and non-assignable (except by operation of law) and will not be represented by any certificate or instrument. There is no guarantee that the holders of Future Rights will receive any future cash payments.

The record date of the special dividend is October 24, 2014. Only those stockholders of record on October 24, 2014 will be eligible to receive the Future Rights.

The Cash Amount will be paid on October 29, 2014. The NASDAQ Global Market has announced that the ex-dividend date for the Cash Amount will be the effective date of the consummation of the Merger, which, subject to obtaining the approvals described above, is currently anticipated to be October 31, 2014. Any record holder of shares of the Company’s common stock as of October 24, 2014 who sells such shares prior to the ex-dividend date assigned by Nasdaq will also sell their entitlement to the Cash Amount.

10. Subsequent events

On October 28, 2014, the stockholders of the Company approved effecting a reverse stock split of the Company's common stock, at a ratio of one new share for every twelve shares outstanding. The reverse stock split will be effective upon filing the amended and restated certificate of incorporation with the Secretary of State of the State of Delaware. As the reverse stock split is not yet effective, no share and per share numbers have been restated to reflect this change.

On October 28, 2014, the stockholders of the Company approved the merger between the Company and Paratek Pharmaceuticals, Inc.

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

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. Transcept Pharmaceuticals, Inc., or Transcept, intends that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and actual Transcept results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	the timing and completion of our merger with Paratek, including any dividend in connection therewith;

•	our continued listing on NASDAQ after the merger with Paratek;

•	our expectations regarding the capitalization, resources and ownership structure of the combined organization after our merger with Paratek;

•	the timing and nature of the planned equity investment and bridge loan in connection with the merger with Paratek;

•	the possibility of a dissolution of the Company if we are not successful in completing the merger with Paratek;

•	possible future royalties on Intermezzo sales and potential proceeds from any sale of assets relating to Intermezzo;

•	the nature, strategy and focus of the combined organization after our merger with Paratek;

•	the development and commercial potential of any product candidates after our merger with Paratek, including Omadacycline;

•	the executive and board structure of the combined organization after our merger with Paratek;

•	expectations regarding voting by Transcept and Paratek stockholders in connection with the proposed merger;

•	expected activities and responsibilities of us and Purdue Pharmaceuticals L.P., or Purdue Pharma, under our United States License and Collaboration Agreement, or the Collaboration Agreement;

•	expectations for the commercial potential of Intermezzo and our collaboration partner's commitment to collaborate with us;

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

•	our potential receipt of revenue under the Collaboration Agreement, including milestone and royalty revenue;

•	the receipt of payments, if any, from SNBL under the Termination Agreement and Release, dated September 19, 2014, by and between Transcept and SNBL, or SNBL Termination Agreement;

•	expectations regarding reimbursement for Intermezzo in the United States;

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

•
the ability and degree to which we may obtain and maintain market exclusivity from the U.S. Food and Drug Administration, or FDA, for Intermezzo under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FFDCA; and

•	our ability to maintain and obtain additional patent protection for Intermezzo without violating the intellectual property rights of others.
Forward-looking statements do not reflect the potential impact of any future in-licensing, collaborations, acquisitions, mergers, dispositions, joint ventures, or investments we may enter into or make. Except as required by law, we undertake no obligation to, and expressly disclaim any obligation to, revise or update the forward‑looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Forward‑looking statements involve risks and uncertainties, which are more fully discussed in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, including, but not limited to, those risks and uncertainties relating to:

•	our inability to successfully complete the proposed merger with Paratek and subsequent difficulties we may face as a stand-alone company;

•	the inability of the combined organization after our merger with Paratek to successfully develop and commercialize products and/or product candidates, or to sell our Intermezzo asset;

•	potential termination of the Collaboration Agreement by Purdue Pharma;

•	actual and potential decreases in Purdue Pharma's commercialization efforts with respect to Intermezzo;

•	physician or patient reluctance to use Intermezzo;

•	unexpected results from and/or additional costs related to ANDA proceedings;

•
changing standards of care and the introduction of products by competitors that could reduce our royalty rates under the Collaboration Agreement, or alternative therapies for the treatment of indications we target;

•	generic equivalents to Intermezzo whose introduction would reduce royalty rates under the Collaboration Agreement;

•	the receipt of payments, if any, from SNBL pursuant to the terms of the SNBL Termination Agreement;

•	our inability to obtain additional financing, if available, under favorable terms, if necessary;

•	the ability of our Tax Benefit Preservation Plan adopted in September 2013 to protect the value of our net operating loss carryforwards;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our product candidates that could slow or prevent product approval or approval for particular indications;

•	the uncertainty of protection for our intellectual property, through patents, trade secrets or otherwise; and

•	potential infringement of the intellectual property rights or trade secrets of third parties.
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

Company Overview

We are a specialty pharmaceutical company focused on the development and commercialization of proprietary products that address important therapeutic needs in the field of neuroscience. We have one commercial product, Intermezzo® (zolpidem tartrate)

sublingual tablet C-IV for the treatment of insomnia related to middle-of-the-night awakenings, and we have recently assigned our rights to our remaining product candidate, TO-2070, a novel, rapidly absorbed treatment for acute migraine incorporating dihydroergotamine (DHE) as the active drug, to SNBL, in exchange for a portion of certain future net revenue received by SNBL, up to an aggregate of $2.0 million, pursuant to the SNBL Termination Agreement.
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
Pursuant to the terms of the Merger Agreement, on October 14, 2014, we announced that our Board of Directors had approved a special dividend comprising a $0.6674 cash distribution per share (the "Cash Amount") and the right to receive certain contingent cash amounts, in the future, on a pro rate basis (each, a "Future Right"), consisting of: (i) one hundred percent of any payments received by Transcept on or prior to the second anniversary of the closing date of the merger agreement pursuant to the United States License and Collaboration Agreement, dated July 31, 2009, as amended November 1, 2011, by and between Transcept and Purdue Pharmaceutical Products L.P., (ii) one hundred percent of any payments received by Transcept pursuant to the Termination Agreement and Release, dated September 19, 2014, by and between Transcept and Shin Nippon Biomedical Laboratories, Ltd., up to an aggregate of $2.0 million, (iii) ninety percent of any cash proceeds from a sale or disposition of Intermezzo (less all fees and expenses incurred by Transcept in connection with such sale or disposition following the closing date of the merger); provided such sale or disposition occurs, or a definitive written agreement with respect to such sale or disposition is entered into, prior to the second anniversary of the closing date of the merger, and (iv) the amount, if any, of the $3.0 million Intermezzo expense reserve deposited at closing which is remaining following the second anniversary of the closing date.
Each Future Right is non-interest bearing, non-transferable and non-assignable (except by operation of law) and will not be represented by any certificate or instrument. There is no guarantee that the holders of Future Rights will receive any future cash payments.
The record date of the special dividend is October 24, 2014. Only those stockholders of record on October 24, 2014 will be eligible to receive the Future Rights.

The Cash Amount will be paid on October 29, 2014. The NASDAQ Global Market has announced that the ex-dividend date for the Cash Amount will be the effective date of the consummation of the Merger, which, subject to obtaining the approvals described above, is currently anticipated to be October 31, 2014. Any record holder of shares of the Company’s common stock as of October 24, 2014 who sells such shares prior to the ex-dividend date assigned by Nasdaq will also sell their entitlement to the Cash Amount.
Concurrent with the execution of the Merger Agreement, on July 1, 2014 we made a bridge loan to Paratek in the principal amount of $3.5 million. In the event that the transaction did not close by September 15, 2014, we committed to make available further funding of up to $800,000 per month, until December 31, 2014, provided the Merger continues to be pending and the Merger Agreement has not been terminated. The Company has made additional loans of $800,000 each on September 15, 2014 and October 15, 2014, on the same terms as the original loan, in accordance with the Merger Agreement. While it is highly probable that the merger will be completed, for financial statement purposes, the entire $4.3 million note receivable outstanding at September 30, 2014 from Paratek is deemed to be impaired at September 30, 2014 as Paratek does not currently have the means to repay the loans and the merger has not yet occurred. Upon the closing of the Merger, the aggregate amount of the outstanding principal and a three-month portion of accrued interest on the bridge loan ("Original Bridge Loan") will be credited towards Transcept’s equity in the surviving corporation. Any excess accrued interest on the bridge loan and the aggregate amount of any outstanding principal and accrued interest on any additional loans (in excess of the Original Bridge Loan), including the loans made on September 15, 2014 and October 15, 2014, are included in the Special Dividend discussed above.
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
Prior to Paratek’s entry into the Merger Agreement, certain third parties, including existing stockholders of Paratek, entered into agreements with Paratek pursuant to which such parties have agreed, subject to the terms and conditions of such agreements, to purchase shares of Paratek’s capital stock for an aggregate purchase price of approximately $93.0 million prior to the consummation of the Merger. The consummation of the transactions contemplated by such agreements are conditioned upon the satisfaction or waiver of the conditions set forth in the Merger Agreement.
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
In connection with our strategic process, we have implemented operating cost reductions and organizational restructuring, including a reduction in our workforce, to reduce overall cash burn and facilitate our pursuit of strategic initiatives. We continue to work with Purdue Pharmaceuticals L.P., or Purdue Pharma, our U.S. marketing partner for Intermezzo, to develop and implement strategies to maximize the value of Intermezzo. We may pursue opportunities to sell the Intermezzo asset and we have recently assigned our rights to our remaining product candidate, TO-2070, a novel, rapidly absorbed treatment for acute migraine incorporating dihydroergotamine (DHE) as the active drug, to SNBL, in exchange for a portion of certain future net revenue received by SNBL, up to an aggregate of $2.0 million, pursuant to the SNBL Termination Agreement.

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
TO-2070: a developmental product candidate for migraine treatment
In September 2013, we entered into a License Agreement with SNBL (the License Agreement), pursuant to which SNBL granted us an exclusive worldwide license to commercialize SNBL's proprietary nasal drug delivery technology to develop TO-2070. Under the License Agreement, we were required to fund, lead and be responsible for product development, preparing and submitting regulatory filings and obtaining and maintaining regulatory approval with respect to TO-2070. Pursuant to the License Agreement, we incurred an upfront nonrefundable technology license fee of $1.0 million, and we were also obligated to pay:

•	up to $6.5 million upon the occurrence of certain development milestones, including NDA approval of TO-2070 by the FDA,

•	up to $35.0 million in commercialization milestone payments tied to the achievement of specified annual sales levels of TO-2070, and

•	tiered, low double-digit royalties on annual net sales of TO-2070.
Under the License Agreement, we were responsible for the clinical and commercial manufacture, supply, and distribution of TO-2070 products. SNBL agreed to supply its nasal drug delivery device to us to conduct development activities for non-

registration studies, and had the right of first negotiation to be our exclusive supplier for devices for any registration studies and for incorporation into commercial TO-2070 products under the License Agreement thereafter.
On September 19, 2014 we entered into the SNBL Termination Agreement pursuant to which, among other things, the License Agreement was terminated and we assigned all of our rights, interest and title to the TO-2070 assets to SNBL in exchange for a portion of certain future net revenue received by SNBL as set forth in the SNBL Termination Agreement, up to an aggregate of $2.0 million.
Net Loss and Profitability

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including contract manufacturing and clinical trials. As of September 30, 2014, we had an accumulated deficit of $153.9 million. Our net loss for the nine months ended September 30, 2014 and 2013 was $14.3 million and $21.9 million, respectively. Our net loss for the years ended December 31, 2013, 2012, and 2011 was $27.4 million, $12.0 million, and $3.9 million, respectively. As of September 30, 2014, we had cash, cash equivalents, and marketable securities of $36.3 million and working capital of $34.2 million.

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

Financial Operations Overview
Net revenue
We began earning royalty revenue upon commercial launch of Intermezzo in April 2012. Royalty revenue earned during the three and nine months ended September 30, 2014 was $0.2 million and $1.0 million, respectively. Royalty revenue earned during the three and nine months ended September 30, 2013 was $0.4 million and $1.4 million, respectively. Royalty revenue is derived from net sales of Intermezzo generated by Purdue Pharma to wholesalers. Royalty revenue during the three and nine months ended September 30, 2013 was offset by $0.1 million and $6.7 million, respectively, related to a $10.0 million contribution by Transcept in December 2012 to the Intermezzo DTC advertising campaign. As the DTC advertising campaign was completed during 2013, there is no advertising offset to revenue during 2014.
Revenue during the third quarter of 2013 also includes a $0.1 million non-refundable payment from Purdue Pharma for the right to negotiate for the commercialization of Intermezzo in Mexico.

Research and development expense

Research and development expense represented approximately 4% and 48% of total operating costs for the three months ended September 30, 2014 and 2013, respectively, and 10% and 31% of total operating expenses for the nine months ended September 30, 2014 and 2013, respectively. Research and development costs are expensed as incurred. Research and development expense consists of expenses incurred in identifying, researching, developing and testing product candidates. These expenses primarily consist of the following:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013
The following table summarizes results of operations with respect to the items set forth below for the three months ended September 30, 2014 and 2013, in thousands, together with the percentage change in those items.

	Three months ended September 30,
			Favorable	%
	2014	2013	(Unfavorable)	Change
Net revenue	$182	$382	$(200)	52%
Research and development expense	295	2,410	2,115	88%
General and administrative expense	3,753	2,658	(1,095)	41%
Notes receivable impairment	4,300	—	(4,300)	—%
Net revenue
Royalty revenue was $0.2 million and $0.4 million for the three months ended September 30, 2014 and September 30, 2013, respectively. Royalty revenue during 2013 was offset by the Company's contribution to Purdue Pharma's 2013 national DTC advertising campaign to support Intermezzo commercialization. For the three months ended September 30, 2013, the offset to revenue totaled $0.1 million. As the DTC advertising campaign was completed during 2013, there is no advertising offset to revenue during 2014. Revenue during the third quarter of 2013 also included a $0.1 million non-refundable payment from Purdue Pharma for the right to negotiate for the commercialization of Intermezzo in Mexico.
Research and development expense
Research and development expense decreased 88% to $0.3 million for the three months ended September 30, 2014 from $2.4 million for the comparable period in 2013. The decrease of approximately $2.1 million is primarily attributable to reductions in our research and development operations, including significant reductions in headcount.
General and administrative expense
General and administrative expense increased 41% between periods due to increased professional fees, primarily associated with merger-related expenses, partially offset by significant reductions in headcount and legal fees related to Intermezzo ANDA litigation as we reached the $1.0 million annual cap at the end of the second quarter of 2014 whereas we reached the annual cap in the fourth quarter of 2013. The third quarter of 2014 also includes $0.6 million related to a settlement of shareholder litigation.
Notes receivable impairment
Through September 30, 2014, we have made a total of $4.3 million in bridge loans to Paratek, in accordance with the Merger Agreement. While it is highly probably that the merger will be completed, for financial statement purposes, the entire $4.3 million bridge loan to Paratek is deemed to be impaired as at September 30, 2014 as Paratek does not currently have the means to repay the loans and the merger has not yet occurred. Upon the closing of the Merger, the aggregate amount of the outstanding principal and a three-month portion of accrued interest on the bridge loan ("Original Bridge Loan") will be credited towards Transcept’s equity in the surviving corporation. Any excess accrued interest on the bridge loan and the aggregate amount of any outstanding principal and accrued interest on any additional loans (in excess of the Original Bridge Loan), including the loans made on September 15, 2014 and October 15, 2014, are included in the Special Dividend announced on October 14, 2014.

Comparison of the Nine Months Ended September 30, 2014 and 2013
The following table summarizes results of operations with respect to the items set forth below for the nine months ended September 30, 2014 and 2013, in thousands, together with the percentage change in those items.

	Nine months ended September 30,
			Favorable	%
	2014	2013	(Unfavorable)	Change
Net revenue	$962	$(5,250)	$6,212	118%
Research and development expense	1,589	5,151	3,562	69%
General and administrative expense	9,328	8,490	(838)	10%
Notes receivable impairment	4,300	—	(4,300)	—%
Goodwill impairment	—	2,962	2,962	100%
Net revenue
Royalty revenue was $1.0 million and $1.4 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. Royalty revenue during 2013 was offset by the Company's contribution to Purdue Pharma's 2013 national DTC advertising campaign to support Intermezzo commercialization. For the nine months ended September 30, 2013, the offset to revenue totaled $6.7 million. As the DTC advertising campaign was completed during 2013, there is no advertising offset to revenue during 2014. Revenue during the nine months ended September 30, 2013 also include a $0.1 million non-refundable payment from Purdue Pharma for the right to negotiate for the commercialization of Intermezzo in Mexico.
Research and development expense
Research and development expense decreased 69% to $1.6 million for the nine months ended September 30, 2014 from $5.2 million for the comparable period in 2013. The decrease of approximately $3.6 million is primarily attributable to reductions in our research and development operations, including significant reductions in headcount.
General and administrative expense
General and administrative expense increased $0.8 million between periods due to significant reductions in staffing significantly offset by increased professional fees, primarily associated with merger-related expenses. The nine months ended September 30, 2014 also includes $0.6 million related to a settlement of shareholder litigation.
Notes receivable impairment
We have made a total of $4.3 million in bridge loans to Paratek, in accordance with the Merger Agreement. While it is highly probably that the merger will be completed, for financial statement purposes, the entire $4.3 million bridge loan to Paratek is deemed to be impaired as at September 30, 2014 as Paratek does not currently have the means to repay the loans and the merger has not yet occurred. Upon the closing of the Merger, the aggregate amount of the outstanding principal and a three-month portion of accrued interest on the bridge loan, ("Original Bridge Loan"), will be credited towards Transcept’s equity in the surviving corporation. Any excess accrued interest on the bridge loan and the aggregate amount of any outstanding principal and accrued interest on any additional loans (in excess of the Original Bridge Loan), including the loans made on September 15, 2014 and October 15, 2014, are included in the Special Dividend announced on October 14, 2014.
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
Liquidity and Capital Resources
At September 30, 2014, we had cash, cash equivalents and marketable securities of $36.3 million.
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

On June 3, 2014, we made a special cash distribution of $1.33 for each outstanding share of our common stock, equal to approximately $25.4 million in the aggregate. For U.S. Federal income tax purposes, the distribution will be a dividend to the extent it is paid out of our current or accumulated earnings and profits, as determined under U.S. Federal income tax principles. We expect the payment to be treated as a return of capital. Stockholders will receive a Form 1099-DIV in early 2015 notifying them of the portion, if any, of the special cash distribution that is treated as a dividend for U.S. Federal income tax purposes.
The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Nine months ended September 30,
	2014	2013

Net cash used in operating activities	$(4,596)	$(9,357)
Net cash provided by (used in) investing activities	39,775	(16,813)
Net cash (used in) provided by financing activities	(24,719)	444
Net Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2014 and 2013 was $4.6 million and $9.4 million, respectively. Net cash used in operating activities during each of these years consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges, notes receivable impairment, goodwill impairment and noncash interest expense, as well as net changes in working capital.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $39.8 million for the nine months ended September 30, 2014. Net cash used in investing activities was $16.8 million for the nine months ended September 30, 2013. Net cash provided by investing activities during 2014 was primarily attributable to the maturity of marketable securities, net of purchases and net of the $4.3 million loan to Paratek. Net cash used by investing activities during 2013 was primarily attributable to the purchase of marketable securities, net of maturities. Cash provided by investing activities in both periods included proceeds from the sale of fixed assets, net of purchases.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2014 was $24.7 million, compared to $0.4 million provided by financing activities during the nine months ended September 30, 2013. Net cash used in financing activities during 2014 was primarily due to the $1.33 per share cash distribution paid in June 2014, partially offset by common stock issuances in connection with stock option exercises. Net cash provided by financing activities during 2013 consisted of common stock issuances in connection with stock option exercises.
Capital Resources
We expect our cash, cash equivalents, and marketable securities of $36.3 million at September 30, 2014, will be sufficient to satisfy our liquidity requirements for at least the next twelve months. We believe our investments in cash equivalents and marketable securities are highly rated and highly liquid.
While we are pursuing the completion of the merger with Paratek, our operating plan may change or ability to consummate a transaction or dissolution may be delayed. However, if our current operating plans change, we will require substantial additional funding to operate. As such, our future capital requirements will depend on many factors, including:

•	our ability to complete the merger with Paratek, including paying any related dividends;

•	the timing and nature of any strategic transactions that we undertake;

•	the level of Purdue Pharma's commercialization efforts with respect to Intermezzo;

•
the potential costs associated with Intermezzo if our existing Collaboration Agreement with Purdue is terminated, including the increased costs to us of litigation expense in connection with ANDA proceedings related to Intermezzo;

•	the receipt of milestone and other payments, if any, from Purdue Pharma under the Collaboration Agreement;

•	the receipt of payments, if any, from SNBL under the SNBL Termination Agreement;

•	the effect of competing technological and market developments; and

•	the cost incurred in responding to disruptive actions by activist stockholders.
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
Our exposure to market risk is confined to cash, cash equivalents and marketable securities which have contractual maturities of eighteen months or less, bear interest rates at fixed rates and are denominated in, and pay interest in, U.S. dollars. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, maximization of investment performance and fiduciary control of cash and investments. Investments are classified as available-for-sale. We do not use derivative financial instruments in our investment portfolio. To achieve our goals, we invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying investments among a variety of high credit-quality issuers, including U.S. government agencies, corporate debt obligations, taxable and tax-exempt pre-refunded municipal debt obligations and money market funds. There is no limit to the percentage of investments that may be maintained in U.S. Treasury debt obligations, U.S. agency debt obligations, or SEC-registered money market funds. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity, and we regularly review our portfolio against our policy. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $29,000 in the fair value of our marketable securities at September 30, 2014.

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

On January 24, 2014, we and Purdue provided TWi with a covenant not to sue TWi based on its current ANDA formulation under the ’945 or ’628 patents, and on February 28, 2014, we and Purdue filed a motion in the New Jersey action to dismiss TWi’s counterclaims pertaining to the ’945 or ’628 patents based on the tendering of that covenant not to sue. On April 9, 2014, the New Jersey court denied our motion. On July 22, 2014, the New Jersey court entered a consent decree and partial final judgment of non-infringement in TWi's favor on the '945, '628, and '809 patents. The action against TWi remains pending as to the '131 patent.

On July 22, 2014, the New Jersey court ordered that the trial of the consolidated action will commence on December 1, 2014.

On August 15, 2014, we and Purdue jointly filed two summary judgment motions. The first motion sought a judgment of no invalidity as to the ’809 patent. On October 10, 2014, the New Jersey court denied this motion. The second motion seeks a judgment of infringement against Dr. Reddy’s as to the ’809 patent, and against Par as to the ’131 patent and ’809 patent. This motion remains pending.
On August 15, 2014, Defendants jointly filed two summary judgment motions. The first motion seeks (a) a judgment of non-infringement as to all asserted claims of the ’131 patent; (b) a judgment of non-infringement as to all asserted claims of the ’628 patent (Actavis and Dr. Reddy’s only); and (c) a judgment of non-infringement as to the ’809 patent (Par only). The second motion seeks (a) a judgment of invalidity as to the ’131 Patent; and (b) a judgment of invalidity as to the ’628 Patent (Novel, Actavis, and Dr. Reddy’s only). These motions both remain pending.
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
Litigation Related to the Merger
On October 3, 2014, Continuum Capital filed a purported shareholder class action on behalf of themselves and our other stockholders in the Superior Court of the State of California, County of Contra Costa, against us, our current directors, and Paratek. The lawsuit alleges that our Board of Directors breached their fiduciary duties to our stockholders in connection with the proposed merger and acted on the basis of alleged conflicts of interests, and that our registration statement dated September 29, 2014 contains material misstatements and omissions. The lawsuit also alleges that Paratek aided and abetted the alleged breaches of duty. The complaint seeks, among other things, a declaration that we and our Board of Directors breached our fiduciary duties, injunctive relief including enjoining the merger of Paratek into Merger Sub, contemplated by the Merger Agreement, and the issuance of shares of Transcept to the Paratek stockholders pursuant to the Merger Agreement, and an award of compensatory damages and attorney’s fees.

On October 20, 2014, the defendants reached an agreement-in-principle providing for a settlement of all of the claims in the above-referenced action on the terms and conditions set forth in a stipulation of settlement that will be filed with the Superior Court of the State of California, County of Contra Costa. Pursuant to the terms of the settlement, we made certain disclosures in a current report filing on Form 8-K, which was filed with the SEC on October 20, 2014 , and which amended and supplemented the Definitive Proxy Statement filed by the Company on October 2, 2014 in connection with the proposed merger. Under the settlement, the parties also agreed to an award of attorneys’ fees and reimbursement of expenses in the amount of $550,000. The settlement and award of fees and expenses remains subject to the approval of the court in the above-referenced action. This settlement is included in general and administration expenses for the three and nine months ended September 30, 2014.

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
We cannot assure you that we will complete the pending merger with Paratek in a timely manner or at all. The merger agreement is subject to many closing conditions and termination rights. In addition to our product candidates, for which we have stopped all development, our assets currently consist primarily of our cash, cash equivalents and marketable securities, our listing on The NASDAQ Global Market and the merger agreement with Paratek. If we do not close the pending merger with Paratek, our Board of Directors may elect to attempt to complete another strategic transaction similar to the merger with Paratek. Attempting to complete another strategic transaction similar to the merger with Paratek will prove to be costly and time consuming, and we cannot make any assurances that a future strategic transaction will occur on commercially reasonable terms or at all. Even if we do complete the merger with Paratek, the merger ultimately may not deliver the anticipated benefits or enhance stockholder value.
If the merger with Paratek is not completed, in light of the challenges of rebuilding an operating business, we may elect to liquidate our remaining assets, and there can be no assurances as to the amount of cash available to distribute to stockholders after paying our debts and other obligations.
If we do not close the pending merger with Paratek, in light of the risks of reestablishing an operating business, as set forth herein, our Board of Directors may elect to take the steps necessary to liquidate all of our remaining assets. The process of liquidation may be lengthy and we cannot make any assurances regarding timing of completion. In addition, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims. There can be no assurance as to the amount or timing of available cash remaining to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves.
If the merger with Paratek is not completed, and we fail to acquire and develop other products or product candidates at all or on commercially reasonable terms, we may be unable to reestablish a viable operating business.
Given the assignment of the TO-2070 assets pursuant to the SNBL Termination Agreement, if the merger with Paratek is not completed, we could be required to rely on in-licensing as the source of any of future product candidates for development and commercialization. Due to our history, our limited operational and management capabilities, and the intense competition for pharmaceutical product candidates, even if we find promising product candidates, and generate interest in a collaborative or strategic arrangement to acquire such product candidates, we may not be able to acquire rights to additional product candidates or approved products on commercially reasonable terms that we find acceptable, or at all. Proposing, negotiating and implementing an economically viable product acquisition or license is a lengthy and complex process. We compete for collaborative arrangements and license agreements with pharmaceutical and biotechnology companies and academic research institutions. Our competitors may have stronger relationships with third parties with whom they may be interested in collaborating, or which have greater financial, development and commercialization resources and/or more established histories of developing and commercializing products than us. As a result, our competitors may have a competitive advantage in entering into collaborative arrangements with such third parties. In addition, even if we find promising product candidates, and generate interest in a collaborative or strategic arrangement to acquire such product candidates, we may not be able to acquire rights to additional product candidates or approved products on commercially reasonable terms that we find acceptable, or at all.
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
We may be unable to sell Intermezzo, or otherwise derive revenue from such asset.
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
If Purdue Pharma is not successful in increasing sales of Intermezzo, we may be unable to sell the Intermezzo asset or otherwise derive revenue from the Intermezzo asset, which may harm the value of your investment.
We may not receive revenue from the assignment of the TO-2070 assets pursuant to the SNBL Termination Agreement.
Although we have assigned all of our rights, interest and title to the TO-2070 assets to SNBL in exchange for a portion of certain future net revenue received by SNBL, up to an aggregate of $2.0 million, pursuant to the SNBL Termination Agreement, we are dependent upon the ability of SNBL to successfully license the TO-2070 assets. The manner in which SNBL licenses the TO-2070 assets, including the amount and timing of SNBL's investment in marketing and licensing activities, will have a significant impact on our ability to receive revenue pursuant to the SNBL Termination Agreement. If SNBL deems TO-2070 to have insufficient licensing potential, SNBL may decrease efforts to seek a licensing partner, which would likely decrease any future revenue that we would receive pursuant to the SNBL Termination Agreement.
We have had a limited operating history that may make it difficult for you to evaluate the potential success of our business and we have a history of incurring losses.
We were founded in January 2001 under our former name, Novacea, Inc., and in January 2009 underwent a merger with Transcept Pharmaceuticals, Inc., a privately held company, or TPI, founded in 2002, which is the primary business we currently conduct. Our operations to date have been limited to organizing and staffing, acquiring, developing and securing technology and undertaking preclinical studies and clinical trials. Furthermore, our business is not profitable and has incurred losses in each year since the inception of TPI in 2002. Our net loss for the years ended December 31, 2013, 2012 and 2011 was $27.4 million, $12.0 million and $3.9 million, respectively. Our net loss for the nine months ended September 30, 2014 was $14.3 million. We had an accumulated deficit at September 30, 2014 of $153.9 million.
In November 2011, we obtained regulatory approval for the commercial sale of our remaining product, Intermezzo, from the FDA. In April 2012, our U.S. marketing partner, Purdue Pharma, launched Intermezzo. We have not demonstrated over a substantial period of time the ability to meet and adhere to other regulatory standards applicable to an FDA approved product, to conduct sales and marketing activities or to co-promote a product with a collaboration partner, including Purdue Pharma. In September 2013, we licensed our then lead product candidate, TO-2070 for the treatment of acute migraines, which is currently in the early stages of development. In September 2014, we entered into the SNBL Termination Agreement, our license agreement with SNBL terminated and we assigned all of our rights, interest and title to the TO-2070 asset to SNBL in exchange for a portion of certain future net revenue received by SNBL as set forth in the SNBL Termination Agreement, up to an aggregate of $2.0 million.
We expect to continue to incur losses for the foreseeable future and we expect our accumulated deficit to increase as we continue our strategic process and continue the collaboration efforts with respect to Intermezzo. Consequently, any predictions you make about our future value or viability may not be as accurate as they would be if we had a longer operating history, and you could lose all or part of your investment.
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
We had cash, cash equivalents and marketable securities of $36.3 million at September 30, 2014. We expect our negative cash flows from operations to continue for the foreseeable future.
We currently believe that our available cash, cash equivalents and marketable securities and interest income will be sufficient to fund our anticipated levels of operations for at least the next twelve months. However, if we do not successfully complete the merger with Paratek, we will require substantial additional funding in the event we resume our operations. As such, our future capital requirements will depend on many factors, including:

•	our ability to complete the merger with Paratek, including paying any dividends;

•	the timing and nature of any future strategic transactions that we undertake;

•	the level of Purdue Pharma's commercialization efforts with respect to Intermezzo;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including in connection with ANDA proceedings relating to Intermezzo;

•
the potential costs associated with Intermezzo if our existing Collaboration Agreement with Purdue is terminated, including the increased costs to us of litigation expense in connection with ANDA proceedings related to Intermezzo;

•	the receipt of milestone and other payments, if any, from Purdue Pharma under the Collaboration Agreement;

•	the receipt of payments, if any, from SNBL under the SNBL Termination Agreement;

•	the effect of competing technological and market developments; and

•	the cost incurred in responding to disruptive actions by activist stockholders.
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

•	our inability to sell our Intermezzo royalty rights and ex US marketing rights;

•	the effectiveness of the sales, marketing and distribution efforts by Purdue Pharma in the United States and overall success of Purdue Pharma's commercialization efforts in the United States;

•	delays or unexpected changes in Purdue Pharma's plan to invest in and support the sales and marketing of Intermezzo;

•	unexpected difficulties in Purdue Pharma's efforts to commercialize Intermezzo in the United States;

•	the effectiveness of SNBL to commercialize or to license the TO-2070 assets, and our receipt of any proceeds pursuant to the SNBL Termination Agreement;

•	lower than expected pricing and reimbursement levels, or no reimbursement at all, for Intermezzo in the United States;

•	the use of currently available sleep aids that are not approved to be taken in the middle of the night;

•	negative developments or setbacks in our efforts to seek marketing approval for Intermezzo outside of the United States;

•	FDA approval of generic versions of Intermezzo or negative developments in any ongoing ANDA proceedings;

•	current and future competitive products that have or obtain greater acceptance in the market than Intermezzo;

•	if only a subset of or no affected patients respond to therapy with Intermezzo or future products, if any;

•	negative publicity about the results of our clinical studies, or those of others with similar or related products may reduce demand for Intermezzo or future products, if any;

•	the inability to sell a product at the price we expect; or

•	the inability to supply enough product to meet demand.
If we fail to meet our revenue and/or expense projections and/or other financial guidance for any reason, our stock could decline in value.

If the merger is not completed, our stock price may continue to be volatile.
The market price of our common stock is subject to significant fluctuations. During the 12-month period ended September 30, 2014, the sales price of our common stock on The NASDAQ Global Market ranged from a high of $3.83 in July 2014 to a low of $1.55 in April 2014 (the latter of which is adjusted for our special cash dividend in $1.33 per share paid on

June 3, 2014). Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. The volatility of the market price of our common stock is exacerbated by the low trading volume of our common stock and the high proportion of our shares held by insiders. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	announcements related to our merger with Paratek, and any pre-closing and post-closing dividends;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend our intellectual property rights or defend against the intellectual property rights of others;

•	the perception of our prospects for successful commercialization or a sale of Intermezzo by Purdue Pharma;

•	announcements by us or Purdue Pharma regarding the commercialization and/or marketing efforts of Intermezzo;

•	the termination by Purdue Pharma of the Collaboration Agreement, or the termination of other future collaboration, partnering or license agreements;

•	the failure of our products to achieve commercial success, including due to competition from generic versions, or the perception by investors that commercial success may not be achieved;

•	issues in manufacturing our products;

•	the entry into any in-licensing agreements securing licenses, patents or development rights;

•	the entry into, or termination of, key agreements, including additional commercial partner agreements;

•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	adverse publicity relating to the insomnia or migraine markets, including with respect to other products and potential products in such markets;

•	the introduction of technological innovations or new therapies that compete with our potential products;

•	the loss of key employees;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	changes in the structure of health care payment systems, including changes to prescription drug reimbursement levels; and

•	period-to-period fluctuations in financial results.

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

Our common stock is listed on The NASDAQ Global Market. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital and a minimum price per share. If we are unable to comply with NASDAQ's listing standards, NASDAQ may determine to delist our common stock from The NASDAQ Global Market. If our common stock is delisted for any reason, it could reduce the value of our common stock and its liquidity. Delisting could also adversely affect our ability to obtain financing for the continuation of our operations, if we choose to reestablish our business, or to use our common stock in acquisitions, including the proposed merger with Paratek. Delisting could result in the loss of confidence by suppliers, customers and employees. Delisting would prevent us from satisfying a closing condition for the merger with Paratek, and, in such event, Paratek may elect not to consummate the merger. In addition, the combined organization must submit a new application for listing on The NASDAQ Global Market after the merger pursuant to the reverse merger rules, and the combined organization will need to meet the NASDAQ minimum requirements.

If securities or industry analysts do not publish research or reports or publish inaccurate or unfavorable research about us, our business or our stock, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our stock. As of September 30, 2014, we had research coverage by three securities analysts. If any of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research regarding us or our business model, technology or stock performance, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of our stock price.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of October, 2014.

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

10.1	Termination Agreement and Release, dates as of September 19, 2014, between Transcept Pharmaceuticals, Inc. and Shin Nippon Biomedical Laboratories, Ltd.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii)  Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 and (iv) Notes to Condensed Consolidated Financial Statements.

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