Form 10-K
period 2014-12-31
Paratek Pharmaceuticals, Inc.
filed 2015-04-02
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-36066

PARATEK PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0960223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Kneeland Street

Boston, MA 02111

(617) 275-0040

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.001 per share Preferred Shares Purchase Rights	The NASDAQ Global Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s second fiscal quarter was: $32,400,671.

As of February 28, 2015 there were 14,417,936 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2014 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. Paratek Pharmaceuticals, Inc. intends that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and actual results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans;

•	proposed new products, services or developments;

•	future economic conditions or performance;

•	the therapeutic and commercial potential of our product candidates;

•	the timing of regulatory discussions and submissions, and the anticipated timing, scope and outcome of related regulatory actions or guidance;

•	our ability to establish and maintain potential new collaborative, partnering or other strategic arrangements for the development and commercialization of our product candidates;

•	the anticipated progress of our clinical programs, including whether our ongoing clinical trials will achieve clinically relevant results;

•	the timing, scope and anticipated initiation, enrollment and completion of our ongoing and planned clinical trials and any other future clinical trials that we may conduct;

•	our ability to obtain and maintain regulatory approvals of our product candidates and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

•	our ability to market, commercialize and achieve market acceptance for our product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing, and our ability to obtain additional financing; and

•	our projected financial performance.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, time frames or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. We discuss many of these risks in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our business, results of operations and financial condition. We hereby qualify all of our forward-looking statements by these cautionary statements.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ii

Paratek Pharmaceuticals, Inc. is our registered and unregistered trademark in the United States and other jurisdictions. Intermezzo is a registered and unregistered trademark of Purdue Pharmaceutical Products L.P. and associated companies in the United States and other jurisdictions and is a registered and unregistered trademark of ours in certain other jurisdictions. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

All references to “Paratek,” “we,” “us,” “our” or the “Company” in this Annual Report on Form 10-K mean Paratek Pharmaceuticals, Inc. and our subsidiaries.

iii

PART I

Item 1.	Business

Corporate History

Merger of Novacea, Inc. and Transcept Pharmaceuticals, Inc.

We are a Delaware corporation that was incorporated in February 2001 as D-Novo Therapeutics, Inc., which later changed its corporate name to Novacea, Inc., or Novacea. Novacea previously traded on The NASDAQ Global Market under the ticker symbol “NOVC.” On January 30, 2009, Novacea completed a business combination with privately-held Transcept Pharmaceuticals, Inc., or Old Transcept, pursuant to which Old Transcept became a wholly-owned subsidiary of Novacea, and the corporate name of Novacea was changed to “Transcept Pharmaceuticals, Inc.,” or Transcept. In connection with the closing of such transaction, Transcept common stock began trading on The NASDAQ Global Market under the ticker symbol “TSPT” on February 3, 2009.

Merger of Transcept Pharmaceuticals, Inc. and Paratek Pharmaceuticals, Inc.

On October 30, 2014, Transcept completed a business combination with privately-held Paratek Pharmaceuticals, Inc., or Old Paratek, in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2014, by and among Transcept, Tigris Merger Sub, Inc., or Merger Sub, Tigris Acquisition Sub, LLC, or Merger LLC, and Old Paratek, or the Merger Agreement, pursuant to which Merger Sub merged with and into Old Paratek, with Old Paratek surviving as a wholly-owned subsidiary of Transcept, followed by the Merger of Old Paratek with and into Merger LLC, with Merger LLC surviving as a wholly-owned subsidiary of Transcept (we refer to these mergers together as the Merger). Immediately following the Merger, Transcept changed its name to “Paratek Pharmaceuticals, Inc.”, and Merger LLC changed its name to “Paratek Pharma, LLC.” In connection with the closing of the Merger, our common stock began trading on The NASDAQ Global Market under the ticker symbol “PRTK” on October 31, 2014.

All references to “Paratek,” “we,” “us,” “our” or the “Company” in this Annual Report on Form 10-K mean Paratek Pharmaceuticals, Inc., the combined company.

Overview

We are a pharmaceutical company focused on the development and commercialization of innovative, antibacterial therapeutics based upon tetracycline chemistry. We have used our expertise in microbial biology and tetracycline chemistry to create chemically diverse and biologically distinct small molecules derived from the tetracycline class of molecules. Our two lead antibacterial product candidates are omadacycline and sarecycline. Omadacycline is ready to advance into Phase 3, the final stage of clinical development. Sarecycline entered Phase 3 clinical development in December 2014.

Omadacycline

Our first late-stage, lead antibacterial product candidate, omadacycline, is a novel, broad-spectrum antibiotic being developed for potential use as an empiric monotherapy for serious, community-acquired bacterial infections where antibiotic resistance is of concern for treating physicians. Empiric monotherapy refers to the use of a single, antibacterial agent to begin treatment of an infection before the specific pathogen causing the infection has been identified. We believe omadacycline has the potential to be used in the emergency room, hospital and community settings. We have designed omadacycline to provide potential advantages over existing antibiotics, including activity against antibiotic-resistant bacteria, broad spectrum of coverage, intravenous and oral formulations with once-daily dosing and a favorable safety and tolerability profile. We believe that omadacycline has the potential to become the primary antibiotic choice of physicians for use as an empiric monotherapy for acute bacterial skin and skin structure infections, or ABSSSI, community-acquired bacterial pneumonia, or CABP, urinary tract infections, or UTI, and other serious, community-acquired bacterial infections.

We have successfully completed clinical studies necessary to advance omadacycline into Phase 3 clinical development. We have reached agreement with the U.S. Food and Drug Administration, or the FDA, for two separate Special Protocol Assessment, or SPA, agreements (updated in November 2013) with regard to Phase 3 registration trial designs for omadacycline in both ABSSSI and CABP. An SPA agreement documents the FDA’s agreement that the design and planned analysis of the Phase 3 clinical trial reviewed under the SPA process, if the trial is successfully completed, will support a new drug application, or an NDA, submission. An SPA agreement is intended to provide greater assurance that if the agreed upon clinical trial protocols are followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of NDA approval. An SPA may only be changed through a written agreement between the sponsor and the FDA or if the FDA becomes aware of new public health concerns. SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate, and final determinations of approvability will not be made until the FDA completes its review of the entire NDA.

Under our SPA agreements, we plan to commence a pivotal registration program that includes two Phase 3 trials of omadacycline, one each for the treatment of CABP and ABSSSI in 2015. Our two prior randomized clinical trials of omadacycline compared omadacycline to linezolid, marketed under the name Zyvox by Pfizer Inc. in the United States, a leading synthetic antibiotic used for the treatment of serious bacterial skin infections. These clinical trials evaluated both IV and oral forms of omadacycline compared to IV and oral forms of linezolid in 359 patients. Based on these studies, a Phase 2 trial and a prior Phase 3 trial, we believe that omadacycline’s clinical response rates and adverse event rates appear to be comparable to linezolid in serious bacterial skin infections.

Sarecycline

Our second late-stage, lead antibacterial product candidate, sarecycline, previously known as WC3035, is a novel, once-daily, tetracycline-derived compound designed for use in the treatment of acne and rosacea. We believe that, based upon the data generated to-date, sarecycline possesses favorable anti-inflammatory activity, plus narrow-spectrum antibacterial activity relative to other tetracycline-derived molecules. Additionally, we believe its oral bioavailability, lack of crossing the blood-brain barrier, and favorable pharmacokinetic, or PK, properties make it particularly well-suited for the treatment of inflammatory acne in the community setting. We have exclusively licensed rights to sarecycline for the treatment of acne in the United States to Warner Chilcott, now Actavis plc, or Actavis, while retaining rights in the rest of the world. Actavis has informed us that sarecycline entered Phase 3 clinical trials in December 2014 for acne. In addition, we have granted Actavis an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States, which converted to a non-exclusive license in December 2014 after Actavis did not exercise its development option with respect to rosacea. There are currently no clinical trials in rosacea under way. Actavis has announced that upon the closing their merger with Allergan Inc. and, subject to board approval and ratification, the new combined company will be called Allergan. We do not plan to develop or commercialize sarecycline ourselves, but intend to out-license rest of world rights.

The following table summarizes the primary therapeutic applications for our two Phase 3 ready product candidates:

(1)	Updated SPA agreements were received from the FDA for ABSSSI and CABP in November 2013. QIDP status for IV and oral formulations has been received in all three indications.
(2)	UTI program being developed. QIDP status has been received in cUTI.
(3)	We retain rights to sarecycline outside of the United States. Up to $17 million in regulatory milestones and mid-single digits to the low double digits royalties may be earned by us from Actavis on U.S. net sales.

The Antibiotics Market and Limitations of Current Therapies

Physicians commonly prescribe antibiotics to treat patients with acute and chronic infectious diseases that are either known, or presumed, to be caused by bacteria. The World Health Organization has identified the development of worldwide resistance to currently available antibacterial agents as being one of the three greatest threats to human health in this decade. In a press release announcing the release of a study titled “Hospital and Societal Costs of Antimicrobial Resistant Infections in a Chicago Teaching Hospital: Implications for Antibiotic Stewardship,” it was estimated that antibiotic-resistant infections cost the U.S. healthcare system in excess of $20.0 billion annually. In addition, these avoidable infections result in more than $35.0 billion in societal costs and more than 8 million additional days spent in the hospital. Historically, the majority of life-threatening infections resulting from antibiotic-resistant bacteria were acquired in the hospital setting. According to two recent reports issued by Decision Resources Group, “Hospital-Treated Infections” published in 2014 and “Community Acquired Bacterial Pneumonia” published in 2012, approximately seven million antibiotic treated events occur annually in the three combined indications of ABSSSI, UTI, and CABP in U.S. hospitals. The evolving emergence of multi-drug resistant pathogens in the community setting further emphasizes the need for novel agents capable of overcoming antibiotic resistance. IMS data issued in 2014 reported that approximately 75 million retail prescriptions for the top five generic broad spectrum oral antibiotics, levofloxacin, co-amoxyclav, azithromycin, ciprofloxacin, and clarithromycin were written in the United States alone.

Bacteria are often broadly classified as gram-positive bacteria, including antibiotic-resistant bacteria such as MRSA and MDR-SP; gram-negative bacteria, including antibiotic-resistant bacteria such as ESBL-producing Enterobacteriaceae; atypical bacteria, including Chlamydophila pneumoniae and Legionella pneumophila; and anaerobic bacteria, including Bacteroides and Clostridia. Antibiotics that are active against both gram-positive and gram-negative bacteria are referred to as “broad spectrum,” while antibiotics that are active only against a select subset of gram-positive or gram-negative bacteria are referred to as “narrow spectrum.” Today, because many of the currently prescribed antibiotics that have activity against resistant organisms typically are “narrow spectrum,” they cannot be used as an empiric monotherapy treatment of serious infections where gram-negative, atypical or anaerobic bacteria may also be involved. Based on published studies, rates of infections involving organisms other than gram-positive bacteria have been found to be as much as 15% in ABSSSI, up to 40% in CABP and 70% to 90% in urinary tract infections.

When a patient comes to the emergency room or hospital for treatment of a serious infection, the physician’s selection of which IV antibiotic to use is often based on the severity of infection, the pathogen(s) believed most likely to be involved and the probability of a resistant pathogen(s) being present. After initial IV therapy and once the infection begins to respond to treatment, hospitals and physicians face strong pressures to discharge patients from the hospital in order to reduce costs, reduce hospital-acquired infections and improve the patient’s quality of life. In order to transition patients out of the hospital and back home to complete the course of therapy, physicians typically prefer to have the option to prescribe a bioequivalent oral formulation of the same antibiotic.

Antibiotics used to treat ABSSSI, CABP, UTI and other serious, community-acquired bacterial infections must satisfy a wide range of criteria on a cost-effective basis. For example, we believe that existing treatment options for ABSSSI, including vancomycin, linezolid, daptomycin and tigecycline; for CABP, including levofloxacin, moxifloxacin, azithromycin, ceftriaxone, ceftaroline and tigecycline; and for UTI, including levofloxacin, ciprofloxacin, ceftriaxone and trimethoprim/sulfamethoxazole, have one or more of the following significant limitations:

•	Limited spectrum of antibacterial activity. Since it may take as long as 48 to 72 hours to identify the pathogen(s) causing an infection and most of the currently available options that cover resistant pathogens are only narrow-spectrum treatments, physicians are frequently forced to initially prescribe two or more antibiotics to treat a broad spectrum of potential pathogens. For example, vancomycin, linezolid and daptomycin, the most frequently prescribed treatments for certain serious bacterial skin infections, are narrow-spectrum treatments active only against gram-positive bacteria. The currently available treatment with a more appropriate spectrum for use as a monotherapy against serious and antibiotic-resistant bacterial infections is tigecycline, but it has other significant limitations, including twice-daily IV-only dosing and tolerability concerns, including nausea and vomiting.

•	Lack of both IV and oral formulations. Of the most common treatments for serious bacterial infections, vancomycin, daptomycin, ceftriaxone and tigecycline are only available as injectable or IV formulations. The lack of an effective bioequivalent oral formulation of these and many other commonly prescribed antibiotics requires continued IV therapy, which is inconvenient for the patient and may result in longer hospital stays and greater cost. Alternatively, because of the absence of the same antibiotic in an oral, well-tolerated formulation, physicians may switch the patient to a different orally available antibiotic at the time of hospital discharge. This carries the risk of new side effects and possible treatment failure if the oral antibiotic does not cover the same bacteria that was being effectively treated by the IV antibiotic therapy. While linezolid is a twice-daily IV and oral therapy, it is a narrow-spectrum treatment that is associated with increasing bacterial resistance, side effects from interactions with other therapies and other serious safety concerns.

•	Safety/tolerability concerns and side effects. Concerns about antibiotic safety and tolerability are among the leading reasons why patients stop treatment and fail therapy. The most commonly used antibiotics, such as vancomycin, linezolid, daptomycin, levofloxacin, moxifloxacin, azithromycin and tigecycline, are associated with safety and tolerability concerns. For example, vancomycin, which requires frequent therapeutic monitoring of blood levels and corresponding dose adjustments, is associated with allergic reactions and can cause kidney damage, loss of balance, loss of hearing, vomiting and nausea in certain patients. Linezolid is associated with bone marrow suppression and loss of vision and should not be taken by patients who are also on many commonly prescribed anti-depressants, such as monoamine oxidase inhibitors and serotonin reuptake inhibitors. Daptomycin has been associated with a reduction of efficacy in patients with moderate renal insufficiency and has a side effect profile that includes muscle damage. Tigecycline is associated with tolerability concerns because of vomiting and nausea. Levofloxacin and moxifloxacin are associated with tendon rupture and peripheral neuropathy. Additionally, a May 2012 article in the New England Journal of Medicine indicated that a small number of patients treated with azithromycin and quinolones, such as levofloxacin or moxifloxacin, may experience sudden death due to cardiac arrhythmia, which is often predicted by a prolongation of the corrected QT interval, or QTc. The FDA issued a Drug Safety Communication on March 12, 2013 titled “Azithromycin (Zithromax or Zmax) and the risk of potentially fatal heart rhythms,” and the azithromycin drug label warnings were strengthened to address this concern.

•

Increasing bacterial resistance. Bacterial resistance to the most frequently prescribed antibiotics (branded or generic) has limited their potential to treat infections, which prevents their use as an empiric monotherapy. We believe that MRSA and MDR-SP in the community have posed treatment challenges because of resistance to penicillins (resistance rate up to 100% for both), cephalosporins (100% and 11%, respectively, for ceftriaxone), macrolides (83% and 86%, respectively, for erythromycin/azithromycin) and quinolones (73% and 2%, respectively, for levofloxacin), particularly in ABSSSI and CABP. There have also been recent reports of resistance developing during treatment with daptomycin and concerns about an increasing frequency of strains of Staphylococcus aureus with reduced susceptibility to vancomycin. Additionally, linezolid use has been associated with drug resistance, including reports of outbreaks of resistance among Staphylococcus aureus and Enterococcus strains. The increasing occurrence of multi-drug resistant, ESBL-producing, gram-

negative bacteria in community-acquired UTIs has severely curtailed the oral antibiotic treatment options available to physicians for these UTIs. For example, in a recent survey, 95% and 76% of the ESBL isolates of Escherichia coli found in UTIs, respectively, were resistant to ceftriaxone and levofloxacin.

These limitations can ultimately lead to longer hospital stays, greater healthcare costs and increased morbidity and mortality due to lower cure rates and increased side effects. While certain antibiotics address some of these criteria, we do not believe there is one superior treatment option that satisfies all criteria. We believe that it is essential for the treatment of patients with serious, community-acquired bacterial infections that physicians prescribe the right antibiotic the first time, as ineffective antibiotics can quickly lead to progressively more severe and invasive infections or even death.

Our Product Candidates

Omadacycline

In order to address some of the limitations of current antibiotics, we have designed omadacycline to be a new broad-spectrum antibiotic for potential use as an empiric monotherapy option for patients suffering from serious, community-acquired bacterial infections, such as ABSSSI, CABP and UTI, where antibiotic resistance is of concern for treating physicians. We believe omadacycline may enable physicians to prescribe an antibiotic that will increase the chance for reliable cure rates, the potential ability to avoid hospitalization and the potential for shorter hospital stays through the completion of therapy with an oral antibiotic at home, all of which may reduce overall healthcare costs. Potential advantages of omadacycline include:

•	Once-daily IV and oral formulations to support “step-down” therapy. We have studied once-daily IV and oral formulations of omadacycline in approximately 700 subjects to date across multiple Phase 1, Phase 2 and Phase 3 clinical trials, and we plan to use both of these formulations in our Phase 3 registration trials. The bioequivalence of the IV and oral formulations permits step-down therapy, which allows patients to start treatment on the IV formulation then “step down” to the oral formulation of the same antibacterial agent once the infection is responding. We believe that step-down therapy has the potential to avoid the safety and efficacy concerns that can accompany switching from an IV agent to a different class of oral antibiotic and to facilitate the continuance of curative therapy at home. We believe that our SPA agreements with the FDA will permit us to submit for approval of both IV and oral formulations of omadacycline.

•	Broad spectrum of antibacterial activity. Omadacycline has demonstrated in vitro activity against all common pathogens found in ABSSSI, such as Staphylococcus aureus, including MRSA, Streptococci (including Group A Streptococci), anaerobic pathogens and many gram-negative organisms. Omadacycline is also active in vitro against the key pathogens found in CABP, such as Streptococcus pneumoniae, including MDR-SP, Staphylococcus aureus, Haemophilus influenzae and atypical bacteria, including Legionella pneumophila. On the basis of the in vitro spectrum of activity demonstrated by omadacycline against a range of pathogens in our pre-clinical testing, we believe omadacycline has the in vitro spectrum of coverage needed to potentially become the primary antibiotic choice of physicians and serve as an empiric monotherapy option for ABSSSI, CABP, UTI and other serious, community-acquired bacterial infections where resistance is of concern, if approved by the FDA.

•

Favorable safety and tolerability profile. To date, we have observed omadacycline to be generally well tolerated in studies involving approximately 700 subjects. We have conducted a thorough QTc study, as defined by FDA guidance to assess prolongation of QTc, an indicator of cardiac arrhythmia. This study suggests no prolongation of QTc by omadacycline at three times the therapeutic dose. Further, in clinical studies, omadacycline does not appear to adversely affect blood cell production, nor does it appear to metabolize in the liver or anywhere else in the body, thus reducing the likelihood of causing drug-to-drug interactions. Additionally, omadacycline has resulted in low rates of diarrhea, and we have not observed Clostridium difficile infection, which can frequently occur from the use of broad-spectrum antibiotics.

•	Designed to overcome bacterial resistance. We designed omadacycline to overcome the two major mechanisms of tetracycline resistance, known as pump efflux and ribosome protection. This approach was via structure-activity relationship chemistry-based modifications of the seven and nine positions of minocycline. Our attempts to generate resistance to omadacycline in the laboratory suggest a low potential for developing resistance. In addition, our testing of thousands of bacterial samples in the laboratory suggests that omadacycline has not been affected to date by clinically relevant mechanisms of resistance to tetracyclines or to any other class of antibiotics.

We have built a highly productive discovery and pre-clinical development platform that has generated innovative small molecule therapeutic candidates based upon medicinal chemistry-based modifications, according to structure-based activity, of all positions of the core tetracycline molecule. These efforts have yielded molecules with broad-spectrum antibiotic properties and narrow-spectrum antibiotic properties, and molecules with potent anti-inflammatory properties to fit specific therapeutic applications. This proprietary chemistry platform has produced many compounds that have shown interesting characteristics in various in vitro and in vivo efficacy models. Omadacycline and sarecycline are examples of molecules that were synthesized from this chemistry discovery platform.

In addition to its broad spectrum of antibacterial activity and its availability in once-daily IV and oral formulations, omadacycline appears to penetrate tissues broadly, including the lungs, muscle and kidneys, thereby achieving high concentrations at the sites of infection. Since omadacycline is eliminated from the body (as unchanged parent compound) via the kidneys, liver and intestine in a balanced manner, we believe it may potentially be used in patients with diminished kidney and liver function, without dose adjustment.

Completed Omadacycline Clinical Trials

Early Terminated Phase 3 Clinical Trial in cSSSI

Design. We designed our Phase 3 clinical trial pursuant to the then-current 1998 FDA guidance on developing antimicrobial drugs for the treatment of complicated skin and skin structure infections, or cSSSI. The primary objective of the clinical trial was to establish that omadacycline as a monotherapy was not inferior to linezolid, with or without moxifloxacin, as a treatment for patients with serious skin infections. Following randomization, patients initially received either IV therapy with 100 milligrams, or mg, of omadacycline every 24 hours, or 600 mg of linezolid every 12 hours. For patients with infections suspected or documented as involving gram-negative bacteria, the blinded physician had the option of providing patients with additional antibiotic therapy, with patients assigned to the linezolid arm receiving 400 mg of moxifloxacin every 24 hours and patients assigned to omadacycline receiving a placebo, since omadacycline has activity against some of the most common gram-negative bacteria that commonly cause these infections, to match the dosing regimen of linezolid-treated patients.

Patients who were enrolled in this clinical trial had one of three major infection types: wound infection, cellulitis or major abscess. Enrollment of patients with major abscess was limited to 20% of the total enrollment. Patients were initially treated with the applicable study drug intravenously and then, based on the physician’s assessment of the response of the infection to treatment, patients could be switched to oral therapy. For oral step-down therapy, patients randomized to linezolid received one 600 mg tablet of linezolid every 12 hours, and if treatment for suspected gram-negative bacteria was still required, one 400 mg tablet of moxifloxacin every 24 hours. Patients randomized to omadacycline received 300 mg of omadacycline (dosed as two 150 mg tablets) every 24 hours, plus placebo where gram-negative bacteria was suspected. Patients transitioned to oral therapy after receiving an average of 4.8 days of IV therapy. We intended to evaluate the trial’s primary endpoint by analyzing the clinical success rates in the intent-to-treat, or ITT, and the clinically evaluable, or CE, populations. The ITT population in this clinical trial refers to all enrolled subjects who received at least one dose of study drug, and the CE population refers to all ITT subjects who had a qualifying infection as defined in the protocol, received the study drug for more than five days, had all protocol-defined clinical evaluations and had not received non-study antibiotics. As a result of the study being terminated ahead of schedule due to FDA changes in regulatory guidance for the primary endpoint, we did not enroll a sufficient number of patients to determine non-inferiority or superiority.

Patient characteristics. Of the 140 patients that received at least one dose of study drug, 68 were randomized to omadacycline and 72 were randomized to linezolid. Cellulitis was present in 92 of the 140 patients enrolled. The maximal dimension of the infection at baseline exceeded 10 cm for 125 of the 140 patients, and for these patients the mean maximal lesion dimension exceeded 20 cm.

Efficacy. Although we terminated this trial before reaching its enrollment goal, thus precluding any statistical conclusions with regard to non-inferiority, the table below shows the clinical success rates in omadacycline- and linezolid-treated patients in the two primary analysis populations, ITT and CE. The overall clinical success rates in the ITT population were between 85% and 90% in both omadacycline- and linezolid-treated patients. In the CE population, the overall clinical success rates were in the mid-90% range for both omadacycline- and linezolid-treated patients. In the microbiologically evaluable population, which includes patients included in the CE population from whom a bacterial pathogen was isolated at baseline enrollment, the clinical success rates for MRSA and methicillin-susceptible Staphylococcus aureus, or MSSA, infections were greater than 90% in both omadacycline- and linezolid-treated patients. These data remain congruent with the favorable comparative efficacy activity seen in our Phase 2 clinical trial of omadacycline in cSSSI, and we believe the results support proceeding to Phase 3 registration trials.

	Omadacycline			Linezolid
Population	Clinical Success (N)	Total (N)	Clinical Success (%)	Clinical Success (N)	Total (N)	Clinical Success (%)
Intent-to-Treat	58	68	85.3%	64	72	88.9%
Clinically Evaluable	58	60	96.7%	64	67	95.5%

Note: The table above shows data from our Phase 3 non-registration clinical trial, which did not have a sufficient number of patients enrolled to determine statistical non-inferiority.

We also analyzed subgroups of CE patients defined by the category of complicated skin infection experienced by those patients. The table below shows the clinical success rates at the test-of-cure, or TOC, in CE patients for each of the three major categories of serious skin infections (wound, cellulitis and major abscess). This analysis showed that for each of the categories of serious skin infection, omadacycline treatment resulted in approximately the same cure rate as linezolid treatment, thus suggesting consistent activity across the major ABSSSI subtypes that we intend to study in the Phase 3 registration trials.

	Omadacycline			Linezolid
Population	Clinical Success (N)	Total (N)	Clinical Success (%)	Clinical Success (N)	Total (N)	Clinical Success (%)
All CE Patients at TOC	58	60	96.7%	64	67	95.5%
Wound	13	13	100%	12	13	92.3%
Cellulitis	38	39	97.4%	44	45	97.8%
Major Abscess	7	8	87.5%	8	9	88.9%

Note: The table above shows data from our Phase 3 non-registration clinical trial, which did not have a sufficient number of patients enrolled to determine statistical non-inferiority.

Safety and tolerability. The overall incidence of adverse events was similar in both treatment groups. There were no significant alterations of cardiovascular, renal or hepatic safety laboratory values. One death occurred in a patient randomized to omadacycline who presented with undiagnosed metastatic lung cancer after being assessed as cured following the TOC visit. Study investigators did not consider any of the serious adverse events reported to be related to either omadacycline or linezolid. The table below shows the adverse events reported by 10% or more of either omadacycline-treated patients or linezolid-treated patients.

	Omadacycline (N = 68)		Linezolid (N = 72)
Adverse Event	N	Patients Reporting AE (%)	N	Patients Reporting AE (%)
Nausea	18	26.5%	19	26.4%
Headache	16	23.5%	5	6.9%
Dizziness	7	10.3%	6	8.3%
Vomiting	6	8.8%	11	15.3%
Diarrhea	3	4.4%	13	18.1%

Post-hoc efficacy analysis. In October 2013, the FDA issued the current guidance for ABSSSI removing elimination of fever and defining the early clinical response, or ECR, as a ≥ 20% reduction in lesion size within 48 to 72 hours of initial therapy compared to the baseline measurement in ITT patients as the primary endpoint for efficacy. We conducted a post-hoc retrospective analysis of the Phase 3 cSSSI non-registration trial data to assess the ECR rate in omadacycline- versus linezolid-treated patients. All ITT patients who had a lesion measurement taken within 48 to 72 hours following the initiation of treatment at an end-of-IV visit, or EOIV, were included in this retrospective analysis. As with our Phase 2 clinical trial, the protocol required that lesion size be measured by recording the maximal lesion dimension at baseline. Twenty-one omadacycline-treated patients and 21 linezolid-treated patients were identified that fit the criteria for analysis. The mean percent reduction in lesion size in each of these patient groups at the EOIV and at the end-of-treatment, or EOT, visit are shown in the table below. Of the 21 omadacycline-treated patients analyzed, 100% showed a reduction in lesion size of 20% or more compared to baseline measurements within 48 to 72 hours compared to 95.2% of patients in the linezolid-treatment arm. Both patient treatment arms showed comparable high ECR rates as well as additional lesion size reduction at the EOT visit. Taken together with the post-hoc efficacy analysis we conducted in the Phase 2 clinical trial, we believe that this analysis supports our belief that lesion size will be reduced at a comparable rate to that observed with linezolid and supports our belief that comparable activity to linezolid with the newly required ECR endpoint will be shown in the Phase 3 registration trial.

	Omadacycline (N = 21)	Linezolid (N = 21)
Mean % change in lesion size at EOIV (48-72 hours after baseline)	-62.3%	-57.4%
Mean % change in lesion size at EOT	-90.8%	-90.1%
ECR (>20% reduction in lesion size 48-72 hours after baseline)	100%	95.2%

Pharmacokinetics. PK data from our Phase 3 clinical trial, together with the data collected in our Phase 2 clinical trial, suggest that we achieved comparable drug levels in both healthy Phase 1 healthy volunteer subjects and subjects with serious skin infections at the doses utilized in the trial.

Summary. Although we terminated our Phase 3 clinical trial before we reached its enrollment goal due to the FDA’s decision to change the primary endpoint of skin infection trials to the ECR endpoint, we believe that the results of the Phase 3 clinical trial further support the belief that omadacycline will be well tolerated and effective as a treatment of patients with serious skin infections. Combined with those patients treated in the randomized Phase 2 clinical trial, we have treated a total of 179 patients with skin infections with omadacycline. Further, we believe that data from our post-hoc analyses of the newly required ECR endpoint support our belief that omadacycline will demonstrate comparable activity to linezolid within the ABSSSI study design in our planned Phase 3 ABSSSI SPA agreement with the FDA.

Phase 2 Clinical Trial in cSSSI

We designed and conducted and completed a randomized Phase 2 clinical trial with the primary objective of comparing the safety and tolerability of omadacycline to linezolid in patients with cSSSI. Our key secondary objectives involved comparing the safety of omadacycline to linezolid and assessing the PK properties of omadacycline.

Following randomization, patients initially received IV therapy with 100 mg of omadacycline every 24 hours, or 600 mg of linezolid every 12 hours. For patients with infections suspected or documented as involving gram-negative bacteria, the blinded physician had the option of providing patients with additional IV antibiotic therapy, with patients assigned to the linezolid group also receiving two grams of aztreonam every 12 hours, and patients assigned to the omadacycline group receiving a placebo to match the dosing regimen of linezolid-treated patients. Based on a blinded physician’s assessment of the appropriateness of hospital discharge and continuation of oral therapy, most patients then transitioned to oral therapy. For oral therapy, patients randomized to omadacycline received 200 mg of omadacycline (dosed as two 100 mg capsules) every 24 hours. Patients randomized to linezolid received one 600 mg tablet of linezolid every 12 hours. Patients in both groups received an average of five to six days of oral therapy following an average of 4.3 days of IV therapy.

Patient characteristics. Of the 219 patients that received at least one dose of the study drug in our Phase 2 clinical trial, 111 patients were randomly selected to be treated with omadacycline and 108 were randomly selected to be treated with linezolid. Two-thirds (66.2%, or 145) of the patients suffered from major abscesses. About 17.4%, or 38, of the patients suffered from wound infections, and the majority of these infections (29/38, or 76.3%) were due to traumatic injuries. Another approximately 8.2%, or 18 patients, suffered from cellulitis, and approximately 8.2%, or 18 patients, suffered from lower extremity lesions. Over two-thirds of the patients exhibited moderate to severe reddening of the skin, or erythema; hardness, or induration, of the infected area; and pain at baseline.

Efficacy. We measured clinical responses in two study populations, ITT and CE. The ITT population in this clinical trial refers to all enrolled subjects who received more than one dose of study drug, and the CE population refers to all ITT subjects who had a qualifying infection and were treated and evaluated as defined in the protocol. The table below summarizes the rates of successful clinical response for each of the two study populations and shows that in both populations the successful clinical response rates in omadacycline-treated patients were comparable to those in linezolid-treated patients.

Analyses of clinical responses by category of serious infection also showed that favorable outcomes with omadacycline appeared to be consistent across infection types. For subjects with major abscesses the difference in successful clinical response was 3.6% (95% CI -3.7 to 10.9) favoring omadacycline treatment (98.5% versus 94.8%) in the CE population. For the next most frequent infection type, wound infections associated with trauma, the difference in successful clinical response was 10.0% (95% CI -13.6 to 33.6), favoring omadacycline treatment (100% versus 90%) in the CE population. The leading cause of infection was Staphylococcus aureus, the majority of which were MRSA isolates. In the microbiologically evaluable population, the clinical success rates for MRSA and MSSA infections were greater than 90% in both omadacycline- and linezolid-treated patients.

Safety and tolerability. There were three serious adverse events reported in this clinical trial, one in an omadacycline-treated patient and two in linezolid-treated patients. The study investigator considered the event in the omadacycline-treated patient, which involved worsening confusion, to be unrelated to the study therapy. Among the 111 omadacycline-treated patients, 46 (41.4%) experienced one or more treatment-emergent adverse events and 24 (21.6%) experienced one or more adverse events assessed as potentially treatment-related. By comparison, among the 108 linezolid-treated patients, 55 (50.9%) experienced one or more treatment-emergent adverse events and 33 (30.6%) experienced adverse events assessed as potentially treatment-related. In both arms of the clinical trial, the most frequently involved organ system was the gastrointestinal tract, with adverse events reported in 21 (18.9%) omadacycline-treated patients and 20 (18.5%) linezolid-treated patients. There were no significant alterations of cardiovascular, renal or hepatic safety laboratory values. The table below lists 10 specific treatment-emergent adverse events that occurred in five or more patients in either treatment group.

	Omadacycline (N = 111)		Linezolid (N = 108)
Adverse Event	N	%	N	%
Nausea	13	11.7%	8	7.4%
Headache	7	6.3%	9	8.3%
Constipation	5	4.5%	2	1.9%
Fatigue	5	4.5%	2	1.9%
Rash / rash erythematous	5	4.5%	2	1.9%
Vomiting	5	4.5%	4	3.7%
Dizziness	4	3.6%	5	4.6%
Alanine aminotransferase increased(1)	3	2.7%	7	6.5%
Aspartate aminotransferase increased(1)	3	2.7%	5	4.6%
Diarrhea	3	2.7%	6	5.6%

(1)	Refers to an elevated level of this specific liver enzyme.

Post-hoc efficacy analysis. In October 2013, the FDA issued the current guidance for ABSSSI defining the ECR as ≥ 20% reduction in lesion size within 48 to 72 hours of initial therapy compared to the baseline measurement in ITT patients as the primary endpoint for efficacy. We conducted a retrospective analysis of the Phase 2 cSSSI data to assess the early clinical response rate in omadacycline- versus linezolid-treated patients. All ITT patients who had a lesion measurement taken within 48 to 72 hours following the initiation of treatment at an EOIV were included in this retrospective analysis. Also in accordance with FDA guidance, patients with diabetic foot infections were excluded from the analysis; these patients were excluded from enrollment in the Phase 3 clinical trial and will be excluded from enrollment in the upcoming Phase 3 ABSSSI registration trial. The Phase 2 protocol required that lesion size be measured by recording the maximal lesion dimension at baseline. Nineteen omadacycline-treated patients and 24 linezolid-treated patients were identified that fit the criteria for analysis. The mean percent reduction in lesion size in each of these patient groups at the EOIV and at the EOT visit are shown in the table below. Of the 19 omadacycline patients analyzed, 84.2% showed a reduction in lesion size of 20% or more compared to baseline measurements within 48 to 72 hours compared to 83.3% of patients in the linezolid arm. Both patient treatment arms showed a comparable ECR rate as well as additional lesion size reduction at the EOT visit. While our previous Phase 2 and 3 clinical trials were not designed to test statistical significance for the new ECR endpoint, we believe the results of the previous Phase 2 and 3 clinical trials, when considered together, support the hypothesis that omadacycline will demonstrate comparable efficacy to linezolid at the ECR endpoint.

	Omadacycline (N = 19)	Linezolid (N = 24)
Mean % change in lesion size at EOIV (48-72 hours after baseline)	-39.0%	-44.5%
Mean % change in lesion size at EOT	-82.2%	-68.5%
ECR (>20% reduction in lesion size 48-72 hours after baseline)	84.2%	83.3%

Pharmacokinetics. We observed that omadacycline exposure at the doses utilized in this study was similar to that measured in the earlier Phase 1 clinical trials in healthy volunteers. We believe these results are consistent with achieving therapeutic exposures using a once-daily regimen of omadacycline in both the IV and oral formulations.

Summary. In treating patients with serious infections involving the skin and surrounding tissues, we believe that IV and oral formulations of omadacycline appeared to demonstrate comparable safety, tolerability and activity to linezolid. Based on this work, we conducted an End-of-Phase 2 meeting with the FDA in 2008, and we determined to progress omadacycline into Phase 3 clinical trials for the treatment of cSSSI. Further, we believe that data from the post-hoc analyses of the ECR endpoint would support the belief that omadacycline will demonstrate comparable activity to linezolid within the ABSSSI study design in the SPA agreement with the FDA.

Combined Data from Phase 2 and Phase 3 Non-Registration Clinical Trials in Serious Bacterial Skin Infections

	Omadacycline						Linezolid
Population(1)	Clinical Success(2) (N)	Total (N)	Clinical Success (%)	Adverse Events (N)		Adverse Events (%)	Clinical Success(2) (N)	Total (N)	Clinical Success (%)	Adverse Events (N)		Adverse Events (%)
Intent-to-Treat	156	179	87.2%	102		57%	146	180	81.1%	113		63%
Clinically Evaluable	156	160	97.5%	—	(3)	—	146	155	94.2%	—	(3)	—

(1)	An ITT population refers to all enrolled subjects, as defined in the protocol, who received at least one dose of the study drug. A CE population refers to all ITT subjects who had a qualifying infection, as defined in the protocol, received the study drug for more than five days, had all protocol-defined clinical evaluations and had not received non-study antibiotics.
(2)	Clinical Success refers to the continued improvement or complete resolution of baseline signs and symptoms in the ITT or CE population, assessed by the clinical investigator 10 to 17 days after the last dose of the study drug. This assessment is known as the TOC.
(3)	Adverse events are evaluated for all patients who received more than one dose of the study drug, and as such, are based on the ITT population.

Note:	The table above shows combined data from our Phase 2 and Phase 3 non-registration clinical trials, neither of which had a sufficient number of patients enrolled to determine statistical non-inferiority.

Phase 1 Clinical Trials

We assessed omadacycline in 16 single-dosing and multiple-dosing Phase 1 clinical trials for both the IV and oral formulations, involving more than 500 healthy volunteer subjects. We believe that the results of these Phase 1 clinical trials appeared to show that omadacycline:

•	was well tolerated, without complaints of nausea or vomiting in subjects treated with the commercial ready IV or oral formulations being used in Phase 3 registration trials at the planned therapeutic dose;

•	was associated with asymptomatic increases in heart rate in healthy volunteer subjects but that were not evident in Phase 2 and Phase 3 non-registration clinical trials in patients with cSSSI;

•	was associated with mild reversible increases in alanine aminotransferase, a liver enzyme, at doses above the therapeutic doses used in Phase 2 and Phase 3 non-registration clinical trials;

•	was bioequivalent in both IV and oral formulations;

•	was without induction or inhibition of CYP enzymes;

•	had PK properties sufficient to support once-daily dosing regimens;

•	had minimal variations in bioavailability among men and women and patients at varying weights and sizes, supporting fixed dose formulations;

•	did not affect the QTc interval as demonstrated in a thorough QTc study;

•	would not require dosage adjustment in patients with hepatic impairment;

•	has reduced oral bioavailability by food if tablets are taken too close after a meal or if a meal is eaten too soon after taking a tablet (currently requiring oral dosing six hours after a meal and no food for two hours after oral dosing to minimize any potential PK interference by food); and

•	was excreted as active drug (unchanged parent compound without metabolism) with sufficient concentrations in urine to contemplate development for UTI.

From our End-of-Phase 2 meeting with the FDA regarding omadacycline, we have agreement that the preclinical and Phase 1 package for omadacycline is complete. We still plan to conduct a limited Phase 1 clinical trial to evaluate exposure levels of omadacycline in patients with impaired kidney function, a small urinary PK Phase 1B study in subjects with cystitis, a small Phase 1 BAL/ELF clinical trial to evaluate the PK properties of omadacycline in the lungs, and a Phase 1 pediatric patient clinical trial. We also intend to initiate a pediatric study prior to submission of the omadacycline NDA in order to meet Pediatric Research Equity Act, or PREA, requirements.

Preclinical Studies

We have conducted preclinical studies to assess the safety of omadacycline, including thirteen IV and oral studies in rats and monkeys to assess for efficacy in animal models of bacterial infections. In vitro and in vivo testing indicated the potential clinical utility of omadacycline in ABSSSI, CABP and UTI. The table below shows the in vitro activity of omadacycline against a broad range of bacterial pathogens found in ABSSSI, CABP and UTI, as assessed in independent laboratories using bacteria isolated from clinical specimens.

Clinical bacterial isolate minimum inhibitory concentration, or MIC, data from Phase 3 registration trials will determine the susceptibility or resistance breakpoint levels of omadacycline for the bacteria noted in the following tables. MIC values are indicative of a bacterium’s susceptibility or resistance to a particular antibiotic. A lower MIC value indicates potentially greater potency in vitro. Susceptibility and resistance data from other tetracycline-like compounds provide some guidance with regard to expected results for omadacycline. Historically, with older tetracyclines, MIC values for gram-positive bacteria were considered susceptible up to two micrograms per milliliter, or µg/mL, and for most gram-negative bacteria up to four µg/mL. Traditionally, bacteria considered resistant had MIC values for gram-positive bacteria of eight µg/mL and above, while gram-negative bacteria were considered resistant with MIC values of 16 µg/mL and higher.

Pharmacodynamic Characteristics Supporting Omadacycline Clinical Development in CABP

The microbiologic attributes of omadacycline, its effectiveness in non-neutropenic animal infection models, and its human pharmacokinetics suggest that omadacycline will be efficacious in community-acquired bacterial pneumonia. Omadacycline has demonstrated in vitro activity against the most common bacterial pathogen, Streptococcus pneumoniae (MIC90=0.06 to 0.125 µg/ml) and against H. influenzae (MIC90= 1.0 µg/ml) and Legionella pneumophila (MIC90= 0.25 µg/ml). Based on pharmacodynamics modeling using animal infection models, and taking into consideration an intact immune system, the projected efficacious plasma AUC to be attained in pneumonia would be between 0.5 and 1.1 µg*hr/ml. This would correspond to an AUC/MIC ratio of between 4.3-8.9. In humans, omadacycline has been shown to have a steady-state plasma AUC of approximately 10 µg*hr/ml—well above the AUC required for projected clinical efficacy based upon these animal models. Other factors may also contribute to efficacy, including low protein binding (< 20% in humans) and high tissue concentrations (in rats, omadacycline concentrations are 5.8 times greater than the plasma concentrations).

The microbiologic and pharmacokinetic attributes of omadacycline also compare favorably to tigecycline, which was approved for the treatment of moderate to severe CABP (IV-only) with robust clinical efficacy. Whereas the activity of omadacycline against S. pneumoniae is similar (0.06-0.125 µg/ml compared to 0.06 for tigecycline), the human plasma AUC (approximately 4.7 µg*hr/ml for tigecycline vs approximately 10 µg*hr/ml for omadacycline) and human protein binding (>80% for tigecycline and <20% for omadacycline). Human lung concentrations for tigecycline are approximate twice the concentration attained in plasma. Although human data for lung concentrations of omadacycline are not available, in rat studies, the lung concentrations were 5.8 times greater than in plasma, consistent with robust penetration into lung tissues. The estimated AUC/MIC ratio necessary for efficacy for tigecycline is approximately 12.8. Using the S. pneumoniae MIC90 of 0.06 ug/ml, which suggests that a plasma AUC of at least 0.8 µg*hr/ml, is required for clinical efficacy of tigecycline and is within the calculated range of efficacious plasma AUC levels for omadacycline based on animal studies noted above. These data suggest that the pharmacodynamics characteristics of omadacycline compare favorably to tigecycline and support the clinical development of omadacycline in CABP.

In Vitro Microbiology Studies

In the tables below, the column labeled “Number of Isolates” indicates the number of patients from whom an isolate of the organism was obtained. MIC90 indicates the concentration of drug that inhibits 90% of the pathogens in vitro, while MIC50 indicates the concentration of drug that inhibits 50% of the pathogens in vitro.

Class	Organism	Number of Isolates	MIC50 (µg / mL)	MIC90 (µg / mL)
Gram-positive pathogens	Staphylococcus aureus (MSSA)	52	0.25	0.25
	Staphylococcus aureus (MRSA)	111	0.25	0.25
	Coagulase-negative staphylococci	152	0.25	1.00
	Enterococcus faecalis (VSE)(1)	107	0.25	0.50
	Enterococcus faecalis (VRE)(2)	47	0.12	0.25
	Enterococcus faecium (VSE)	56	0.12	0.12
	Enterococcus faecium (VRE)	100	0.12	0.12
	Streptococcus pneumoniae	104	0.12	0.12
	Streptococcus pneumoniae (PRSP)(3)	51	0.12	0.12
	Streptococcus pyogenes	104	0.12	0.12
	Streptococcus agalactiae	53	0.12	0.25

Gram-negative pathogens	Haemophilus influenzae	105	0.50	1.00
	Moraxella catarrhalis	105	0.25	0.25
	Escherichia coli	203	2.00	4.00
	Klebsiella pneumoniae	204	2.00	8.00
	Acinetobacter baumannii	53	0.25	4.00

Anaerobic pathogens	Bacteroides fragilis	100	1.00	2.00
	Clostridium perfringens	100	1.00	4.00
	Anaerobic gram-positive cocci	101	0.25	0.50

Atypical pathogens	Legionella pneumophila	25	0.25	0.25
	Chlamydia pneumoniae	5	—	0.125-0.25

(1)	Vancomycin-sensitive enterococcus (“VSE”)
(2)	Vancomycin-resistant enterococcus (“VRE”)
(3)	Penicillin-resistant s. pneumonia (“PRSP”)

The tables below compare the in vitro activity of omadacycline and various antibiotics for ABSSSI, CABP and UTI pathogens against various strains of bacteria, including those resistant to current antibiotics.

Key Pathogens—ABSSSI

	MIC90 (µg/ml)
Organism (Number of Isolates)	Omadacycline	Ceftriaxone		Linezolid	Levofloxacin	Vancomycin	Amox- Clav(1)	Azithromycin
Staphylococcus aureus (MRSA) (111)	0.25	>64	(2)	4	>8	1	>8	>8
Staphylococcus aureus (MSSA) (52)	0.25	4		2	2	1	1	>8
Streptococcus pyogenes (104)	0.12	0.03		2	1	0.5	0.015	>4

(1)	Amoxicillin-clavulanic acid.
(2)	“>” indicates the highest concentration tested.

Key Anaerobe Pathogens—ABSSSI

	MIC90 (µg/ml)
Organism (Number of Isolates)	Omadacycline	Cefotaxime	Metronidazole		Clindamycin	Amox- Clav
Anaerobic gram-positive cocci (101)	0.5	16	>64	(1)	8	16

(1)	“>” indicates the highest concentration tested.

Key Typical Pathogens—CABP

	MIC90 (µg/ml)
Organism (Number of Isolates)	Omadacycline	Ceftriaxone		Linezolid		Levofloxacin	Vancomycin	Amox- Clav	Azithromycin
Staphylococcus aureus (MRSA) (111)	0.25	>64	(1)	4		>8	1	>8	>8
Streptococcus pneumoniae, PRSP (51)	0.12	2		2		1	1	8	>4	(1)
Haemophilus influenzae (105)	1	0.008		N/A	(2)	0.03	N/A	1	4
Moraxella catarrhalis (105)	0.25	1		N/A		0.06	N/A	0.25	0.06

(1)	“>” indicates the highest concentration tested.
(2)	“N/A” indicates that the antibiotic is not indicated against this organism and/or has no useful therapeutic activity.

Key Atypical Pathogens—CABP

	MIC90 (µg/ml)
Organism (Number of Isolates)	Omadacycline	Ceftriaxone		Linezolid	Moxifloxacin		Vancomycin	Amox- Clav	Azithromycin
Legionella pneumophila (25)	0.25	N/A	(1)	N/A	<0.03	(2)	N/A	N/A	0.5

(1)	“N/A” indicates that the antibiotic is not indicated against this organism and/or has no useful therapeutic activity.
(2)	“<” indicates the lowest concentration tested.

Key Pathogens—UTI

	MIC90 (µg/ml)
Organism (Number of Isolates)	Omadacycline	Ceftriaxone		Linezolid		Levofloxacin	Vancomycin	Amox- clav
Escherichia coli ESBL pos. (102)	4	128		N/A	(3)	>16	N/A	16
Staphylococcus aureus (MRSA) (111)	0.25	>64	(2)	4		>8	1	>8
CoNS, MR (114)(1)	1	>64		2		>8	2	8
Enterococcus species (310)	0.25	>64		4		>8	>32	>8

(1)	CoNS, MR: Coagulase-negative Staphylococcus species (not Staphylococcus aureus), methicillin resistant.
(2)	“>” indicates the highest concentration tested.
(3)	“N/A” indicates that the antibiotic is not indicated against this organism and/or has no useful therapeutic activity.

In a recent U.S. Medacorp survey issued in 2013, 97.1% of the 103 surveyed physicians believed that their patients with a resistant E.coli could benefit from a new well tolerated bioequivalent IV/oral antibiotic. Furthermore, surveyed physicians suspected high levels of multi-drug resistant E-coli (MDR-E) resistant to oral antibiotics in community UTIs. Almost half of the physicians surveyed suspected a MDR-E in 10-20% of community UTIs and 12% suspect MDR-E in greater than 20% of community UTIs. The Medacorp survey confirmed MDR-E resistant to oral antibiotics in the treatment of community UTIs is high, with 19% resistance to trimethoprim/sulfamethoxazole (TMP/SMX), 16% to beta-lactams (ESBL +ve) only, 18% to quinolones only, 14% to at least two of the three traditional classes, and 10% resistant to all three classes of antibiotic.

Omadacycline may provide a potential treatment option in patients with MDR-E. Further clinical trial investigation is planned given omadacycline’s renal clearance >40% with parent compound and potentially well-tolerated once-daily IV/oral profile.

Proposed Phase 3 Omadacycline Clinical Trials

We have conformed our proposed Phase 3 clinical trial designs for omadacycline to incorporate changes in regulatory guidance from the FDA over the last five years for the development of antibiotics as treatment for both ABSSSI and CABP. Following modification of the FDA’s guidance, we reached agreements in November 2013 with the FDA in the form of SPA amendment agreements for both a planned Phase 3 ABSSSI clinical trial and a planned Phase 3 CABP clinical trial. Subsequently, in late 2013 and early 2014, the FDA published new guidance for the industry on developing drugs for ABSSSI and draft guidance for the industry for developing drugs for CABP, both of which are consistent with the SPA that we received in November 2013.

ABSSSI Trial

The Phase 3 clinical trial of omadacycline for the treatment of ABSSSI is designed to be a randomized, controlled and double-blinded multi-center study targeting the enrollment of approximately 650 patients, in which we will compare IV and oral forms of omadacycline to linezolid. The clinical trial design contemplates two IV doses of 100 mg of omadacycline (dosed at a 12 hour interval) on the first day of treatment, followed by one 100 mg IV dose of omadacycline every 24 hours on subsequent days, with a potential switch to one 300 mg oral dose (two 150 mg tablets) of omadacycline every 24 hours, compared to one 600 mg IV dose of linezolid every 12 hours, with a potential switch to one 600 mg oral dose every 12 hours. All subjects may be treated for up to 14 days. All medications will follow a double-blinded and double-dummy blinding design.

The primary endpoint for this clinical trial is non-inferiority of omadacycline compared to linezolid in the modified intent-to-treat, or mITT, population using a 10% non-inferiority margin. The mITT population refers to all randomized subjects without a potentially causative gram-negative causative pathogen at baseline. The primary endpoint for FDA purposes in this clinical trial will be ECR, which, according to the most recent FDA guidance issued in October 2013, refers to a greater than or equal to 20% reduction in lesion size compared to baseline assessed at 48 to 72 hours after initiation of treatment. For EMA purposes, the primary endpoint will be clinical response at TOC, determined 16 to 20 days after the initial dose. Secondary endpoints include microbiological response and safety. In addition, drug levels in plasma will be assessed in a subset of the patients enrolled in the clinical trial. Major skin infection subclasses that will be allowed in the study include cellulitis, wound and major abscesses, all with a minimum infection lesion total surface area of contiguous involvement of greater than or equal to 75 square centimeters, or cm. The proportion of patients enrolled with major abscesses will not exceed 30% of the total enrolled population. Patients who have previously taken effective long half-life

(24 hours or greater) antibiotics for the treatment of an infection within 72 hours of receiving the first dose of study medication will be excluded from enrollment. While we anticipate that all patients will be initiated with IV treatment in a hospital setting, depending on physician assessment, patients may be subsequently discharged to oral therapy for both treatment arms.

CABP Trial

The Phase 3 clinical trial of omadacycline for the treatment of CABP, pursuant to our SPA agreement with the FDA, is designed to be a randomized, controlled and double-blinded multi-center study targeting the enrollment of approximately 750 patients, in which we compare IV and oral forms of omadacycline to moxifloxacin. The clinical trial design contemplates two 100 mg IV doses of omadacycline (dosed at a 12 hour interval) on the first day of treatment, followed by one 100 mg IV dose of omadacycline every 24 hours on subsequent days, with a potential switch to one 300 mg oral dose (two 150 mg tablets) of omadacycline every 24 hours, compared to one 400 mg IV dose of moxifloxacin every 24 hours, with a potential switch to one 400 mg oral dose every 24 hours. All subjects may be treated for up to 14 days. All medications will follow a double-blind and double-dummy blinding design.

The primary endpoint for this study is non-inferiority of omadacycline compared to moxifloxacin in the ITT population using a 10% non-inferiority margin. The ITT population in this clinical trial refers to all randomized patients. The primary endpoint for FDA purposes in this clinical trial will be the improvement in at least two of four patient-reported symptoms (cough, sputum production, chest pain and shortness of breath) without deterioration in any of the four symptoms at 72 to 120 hours after initiation of treatment, which is referred to as ECR in relation to CABP. For EMA purposes, the primary endpoint will be clinical response at TOC, determined 16 to 20 days after the initial dose. Key secondary endpoints include microbiological response, safety and all-cause mortality. At least 85% of the patients in the study will be required to have moderate-to-severe CABP, as defined by the protocol. Patients who have previously taken a dose of a short acting, potentially effective antibiotic for the treatment of an infection within 72 hours of receiving the first dose of study medication will be allowed for enrollment but only up to 25% of the total ITT population. While we anticipate that all patients will be initiated on IV treatment in a hospital setting, depending on physician assessment, patients may be subsequently discharged to oral therapy for both treatment arms.

Sarecycline

Sarecycline is a novel, next-generation tetracycline that we designed specifically for dermatological use. We exclusively licensed the U.S. rights to sarecycline for the treatment of acne to Actavis. Actavis funds all U.S. development costs for this program. In exchange for license rights, we earn milestone payments upon the achievement of development and regulatory progress, of which a $4.0 million payment for the initiation of Phase 3 in December 2014 was received in January 2015, with $17.0 million remaining to be achieved, and a royalty on eventual net sales, if any. The next milestone is $5.0 million upon NDA submission. We retain development and commercialization rights outside of the United States, which are available for licensing to other partners in key international markets, such as the European Union, Japan, the rest of Asia, and Latin America. Actavis completed a Phase 2 clinical trial in early 2013 of sarecycline for the treatment of acne, the results of which were recently presented at an Actavis investor day. Actavis initiated Phase 3 clinical trials of sarecycline in December 2014 for acne. In addition, we have granted Actavis an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States, which converted to a non-exclusive license in December 2014 after Actavis did not exercise its development option with respect to rosacea. There are currently no clinical trials in rosacea under way.

Market

Both acne and rosacea can be disfiguring conditions with significant social and medical costs. According to IMS sales data, over $3.0 billion was spent on treatments for acne in 2013. In excess of $1.3 billion was spent in

2011 on various oral formulations of doxycycline or minocycline to treat these conditions. Periostat, reformulated doxycycline, and Solodyn, reformulated minocycline, recorded peak sales of approximately $300.0 million in 2012 and $750.0 million in 2011, respectively.

The most common oral treatments prescribed by dermatologists are tetracycline derivatives, which dermatologists widely accept as a therapy for moderate-to-severe acne. A common side effect associated with the use of any broad-spectrum antibacterial agent is gastrointestinal upset and antibiotic-associated infections caused by the destruction of the normal bacterial flora. In addition, we believe there is a growing concern and awareness of the development of antibiotic-resistant bacteria from the heavy use of broader-spectrum antibiotics, such as the older-generation tetracyclines, when broad-spectrum antibacterial therapy is not necessary. Similarly, for patients with severe acne, we believe that oral retinoid drugs are the leading option, but these drugs are not universally effective and also can carry potentially serious side effects. Therefore, we believe there is an unmet need for an improved tetracycline for this market.

Development

In the treatment of acne, we believe that a new product that targets a narrower spectrum of bacterial types, including Propionibacterium acnes, a key bacterium associated with acne, would offer advantages over the existing therapies, including older tetracycline derivatives. As compared to existing tetracyclines being used for the treatment of acne, preclinical studies suggest that sarecycline may have an improved profile that includes a narrow spectrum of antibacterial activity, oral bioavailability, anti-inflammatory activity, favorable GI tolerability, and favorable PK properties.

Other Product Candidates

We also have discovered and developed a series of product candidates through to proof-of-concept stage in animal models. Some of these tetracycline-derived, novel molecular entities were designed to utilize the recognized immune-modulation, anti-inflammatory and other beneficial properties of the tetracycline class. These research stage programs include potential product candidates for multiple sclerosis, spinal muscular atrophy, systemic inflammatory diseases such as rheumatoid arthritis and inflammatory bowel diseases, and an oral, narrow-spectrum, tetracycline-derived compound with activity against Clostridium difficile in vitro and in a rodent model of Clostridium difficile-associated diarrhea. We are currently evaluating which of these programs, if any, we may elect to develop further.

Commercialization Strategy

Assuming approval from regulatory authorities, we currently intend to market omadacycline as an empiric monotherapy that will be commercialized worldwide for the treatment of serious, community-acquired bacterial infections. We retain worldwide commercial rights to omadacycline. In the United States and Europe, we continue to reserve the right to either commercialize omadacycline alone, through one or more pharmaceutical companies that have established commercial capabilities or some combination thereof.

We believe that there is a similar rapidly growing need in other markets throughout the world, including established Asian markets such as Japan, Korea and Taiwan, as well as emerging markets, such as China, Russia, South America and India. We plan to pursue expansion of omadacycline to these markets through partnerships following the commercialization of omadacycline in the United States.

We exclusively licensed U.S. rights to Actavis to develop and commercialize sarecycline for the treatment of acne. In addition, we have granted Actavis an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States, which converted to a non-exclusive license in December 2014 after Actavis did not exercise its development option with respect to rosacea. There are currently no clinical trials in rosacea under way. We retain development and commercialization rights to sarecycline in all other regions of the globe. We plan to leverage the existing development and commercialization infrastructure of one or more potential partners to advance sarecycline through registration and commercialization.

Competition

Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. We believe that our product candidates offer key potential advantages over competitive products that could enable our product candidates, if approved, to capture meaningful market share from our competitors.

If approved by the FDA, omadacycline will compete with other antibiotics in the serious bacterial skin infection market. These include vancomycin, marketed as a generic by Abbott laboratories and others; linezolid, marketed as Zyvox by Pfizer Inc.; daptomycin, marketed as Cubicin by Cubist Pharmaceuticals, Inc.; dalbavancin, approved in May 2014 and marketed as Dalvance by Actavis; tedizolid, marketed as Sivextro by Cubist Pharmaceuticals, Inc.; oritavancin, approved in August 2014 and marketed as Orbactiv by The Medicines Company; quinupristin/dalfopristin, marketed as Synercid by Pfizer, Inc.; tigecycline, marketed as Tygacil by Pfizer Inc.; telavancin, marketed as Vibativ by Theravance, Inc.; ceftaroline, marketed as Teflaro by Actavis; and generic trimethoprim/sulfamethoxazole.

Further, we expect that product candidates currently in Phase 3 clinical development, or that could enter Phase 3 clinical development in the near future, may represent significant competition if approved. These include delafloxacin and radezolid, under development by Melinta Therapeutics; CG-400549, under development by Crystal Genomics; GSK2140944, under development by GSK; nemonoxacin, under development by TaiGen Biotechnology; avarofloxacin, under development by Actavis; and brilacidin, under development by Cellceutix.

If approved by the FDA, omadacycline will also compete with other antibiotics in the community-acquired pneumonia market. These include azithromycin, marketed as Zithromax and Z-PAK by Pfizer Inc. and available as a generic; clarithromycin, marketed as Biaxin by Abbott Laboratories and available as a generic; moxifloxacin, marketed as Avelox by Bayer AG; levofloxacin, marketed as Levaquin by Johnson & Johnson and available as a generic; tigecycline, marketed as Tygacil by Pfizer Inc.; linezolid, marketed as Zyvox by Pfizer Inc.; ceftriaxone, marketed as Rocephin by F. Hoffman-La Roche Ltd and available as a generic; and ceftaroline, marketed as Teflaro by Actavis. We are also aware of various drugs that are or may eventually be under development for the treatment of CABP, delafloxacin and radezolid, under development by Melinta Therapeutics; solithromycin, under development by Cempra, Inc.; GSK2140944, under development by GSK; lefamulin, under development by NabrivaTherapeutics; nemanoxacin, under development by TaiGen Biotechnology; and avarofloxacin, under development by Actavis.

A number of competitors exist in the UTI indication. Generic potential competitors include levofloxacin, ciprofloxacin, trimethoprim/sulfamethoxazole, ceftriaxone and amoxicillin/clavulanic acid. Several branded injectable-only antibiotics are also used in hospitals, including imipenem/cilastatin, piperacillin/tazobactam and gentamicin brands. A limited number of companies are developing new oral antibiotics for the treatment of UTI infections, including eravacycline by Tetraphase Pharmaceuticals and finafloxacin by MerLion Pharmaceuticals.

Many of our potential competitors have substantially greater financial, technical and human resources than we do, as well as greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of our development and commercialization. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our product candidates non-competitive or obsolete.

Manufacturing

We do not own or operate current Good Manufacturing Practices manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We generally develop the initial synthesis routes for our compounds and partner with third-party manufacturers to scale-up and develop these processes, analytical methods and formulations. Our product candidates have to date been organic compounds of low molecular weight, commonly referred to as small molecules. They are manufactured in synthetic processes from starting materials that have to date been generally available. We currently rely on a small number of third-party contract manufacturers for all of our required raw materials, drug substance and finished product for our preclinical research and clinical trials. We do not have long-term commercial supply agreements with any of these third parties. We also do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates should they be approved. We intend to enter into agreements with third-party contract manufacturers for the commercial production of those product candidates to ensure that commercial supply is available at the time of regulatory approval.

For omadacycline, the manufacturing process has been refined to commercial scale, and we have produced stable IV and oral drug product formulations. These products are currently undergoing stability testing and have demonstrated room temperature stability through at least three years. We have identified qualified commercial manufacturers for omadacycline, and we intend to use those manufacturers to complete process validation in support of potential market authorization filing, approval and launch.

Research and Development

We have and will continue to make substantial investments in research and development. Our research and development expenses totaled $5.0 million and $4.6 million in 2014 and 2013, respectively.

In the ordinary course of business, we enter into agreements with third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials and aspects of our research and preclinical testing. These third parties provide project management and monitoring services and regulatory consulting and investigative services.

Intellectual Property

The proprietary nature of, and protection for, our proprietary drug development platform, our product candidates and our discovery programs, processes and know-how are important to our business. We seek patent protection in the United States and internationally for areas such as composition of matter and the chemistries that allow for the synthesis of novel, substituted tetracycline compounds that exhibit significant antibacterial and/or anti-inflammatory activity, and any other technology to which we have rights, where available and when appropriate. Our policy is to pursue, maintain and defend patent rights, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets that may be important to the development of our business.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our proprietary technologies and compounds, our current and future product candidates and the methods used to develop and manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to prevent third parties from making, using, selling, offering to sell or importing our products and technology depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

As of December 31, 2014, our patent portfolio of owned or exclusively licensed patents and applications includes 51 issued U.S. patents, 23 pending U.S. patent applications and corresponding foreign national or regional counterpart patents or applications. We expect that the patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other government fees are paid, would expire between 2020 and 2033, excluding any additional terms from patent term adjustments or patent term extensions under the Hatch-Waxman Amendments.

Omadacycline

The patent portfolio for omadacycline is directed to cover compositions of matter, formulations, salts and polymorphs, manufacturing methods and methods of use. The patents and patent applications covering omadacycline include patents and patent applications owned by us. In some corresponding foreign patents and patent applications, omadacycline is covered along with other compounds in patents and patent applications that are owned jointly by us and Tufts University that are subject to a license agreement we have with Tufts University. The issued composition of matter patent in the United States (U.S. Patent No. 7,553,828), if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, is expected to expire in 2023. We believe that an additional term of potentially up to five years for one of our omadacycline patents may result from the patent term extension provision of the Hatch-Waxman Amendments of 1984. Omadacycline has received qualified infectious disease product, or QIDP, designation under the Generating Antibiotic Incentives Now Act, or the GAIN Act. This may provide up to an additional five years of market exclusivity layered with protection provided by the Hatch-Waxman Amendments, which enables exclusivity to 2028. We expect that the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire between 2021 and 2029, excluding any additional terms from patent term adjustments or patent term extensions under the Hatch-Waxman Amendments.

Sarecycline

The patent portfolio for our acne and rosacea program is directed to cover compositions of matter, methods of use, as well as salts and polymorphs of sarecycline. As of December 31, 2014, our patent portfolio includes issued U.S. Patent No. 8,318,706, or the ‘706 Patent, which covers composition of matter of sarecycline and issued U.S. Patent No. 8,513,223, or the ‘223 Patent, and corresponding foreign national or regional counterpart applications. The ‘706 Patent is expected to expire in 2031, and the ‘223 Patent is expected to expire in 2029, if the appropriate maintenance, renewal, annuity or other governmental fees are paid. We may also be entitled to an extension of the patent term for one of the patents covering sarecycline pursuant to the patent term extension provision of the Hatch-Waxman Amendments, as described in the section “U.S. Government Regulation – Patent Term Restoration and Marketing Exclusivity.”

Intermezzo

As of December 31, 2014, our patent portfolio of owned or exclusively licensed patents and applications includes four issued U.S. patents, two pending U.S. patent applications and corresponding foreign national or regional counterpart patents and applications which are directed to formulations and methods of use. The issued U.S. patents expire in 2025.

Trade Secrets

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. Trade secrets and know-how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Trademarks

Further, we seek trademark protection in the United States where available and when appropriate. We have registered the service marks and trademarks PARATEK and PARATEK PHARMACEUTICALS & DESIGN, which we use in connection with our pharmaceutical research and development as well as our product candidates. The PARACYCLINE mark is registered in the European Union and Japan. In addition, we have registered the service mark THE ANTIBIOTIC RESISTANCE COMPANY in the European Union and Japan, which may be used in connection with the research and development of pharmaceuticals, drugs and antibiotics and the test, evaluation research and development of antibiotics and other pharmaceutical products, respectively.

Collaborations and License Agreements

Our commercial strategy is to partner with established pharmaceutical companies to develop and market products for the larger “community” markets, while retaining certain rights to products aimed at concentrated markets, such as hospital-based products, in the United States where we may seek to participate in development and commercialization.

Actavis

In July 2007, we entered into a collaborative research and license agreement with Actavis, under which we granted Actavis an exclusive license to research, develop and commercialize tetracycline products for use in the United States for the treatment of acne and rosacea. Since Actavis did not exercise its development option with respect to the treatment of rosacea prior to initiation of a Phase III trial for the product, the license grant to Actavis converted to a non-exclusive license for the treatment of rosacea as of December 2014. Under the terms of the agreement, we and Actavis are responsible for, and are obligated to use, commercially reasonable efforts to conduct specified development activities for the treatment of acne, and, if requested by Actavis, we may conduct certain additional development activities to the extent we determine in good faith that we have the necessary resources available for such activities. Actavis has agreed to reimburse us for our costs and expenses, including third-party costs, incurred in conducting any such development activities.

Under the terms of the agreement, Actavis is responsible for and is obligated to use commercially reasonable efforts to develop and commercialize tetracycline compounds that are specified in the agreement for the treatment of acne. Actavis may elect to advance the development of sarecycline for the treatment of rosacea in accordance with the terms of the agreement so the license granted to Actavis was converted to a non-exclusive license for the treatment of rosacea. We have agreed during the term of the agreement not to directly or indirectly develop or commercialize any tetracycline compounds in the United States for the treatment of acne and rosacea, and Actavis has agreed during the term of the agreement not to directly or indirectly develop or commercialize any tetracycline compound included as part of the agreement for any use other than as provided in the agreement.

We earned an upfront fee in the amount of $4.0 million upon the execution of the agreement, $1.0 million upon filing of an initial new drug application in 2010, and $2.5 million upon initiation of Phase 2 trials in 2012. In December 2014, we also earned $4.0 million upon initiation of Phase 3 trials associated with the agreement. In addition, Actavis may be required to pay us an aggregate of approximately $17.0 million upon the achievement of specified future regulatory milestones, the next being $5.0 million upon acceptance by the FDA of an NDA submission. Actavis is also obligated to pay us tiered royalties, ranging from the mid-single digits to the low double digits, based on net sales of tetracycline compounds developed under the agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term. Actavis’ obligation to pay us royalties for each tetracycline compound it commercializes under the agreement expires on the later of the expiration of the last to expire patent that covers the tetracycline compound in the United States and the date on which generic drugs that compete with the tetracycline compound reach a certain threshold market share in the United States.

Either we or Actavis may terminate the agreement for certain specified reasons at any time after Actavis has commenced development of any tetracycline compound, including if Actavis determines that it would not be commercially viable to continue to develop or commercialize the tetracycline compound and/or that it is unlikely to obtain regulatory approval of the tetracycline compound, and, in any case, no backup tetracycline compound is in development or ready to be developed and the parties are unable to agree on an extension of the development program or an alternative course of action. Either we or Actavis may terminate the agreement for the other party’s uncured breach of a material term of the agreement on 60 days’ notice (unless the breach relates to a payment term, which requires a 30-day notice) or upon the bankruptcy of the other party that is not discharged within 60 days. Upon the termination of the agreement by Actavis for our breach, Actavis’ license will continue following the effective date of termination, subject to the payment by Actavis of the applicable milestone and royalty payments specified in the agreement unless our breach was with respect to certain specified obligations, in which event the obligation of Actavis to pay us any further royalty or milestone payments will terminate. Upon the termination of the agreement by us for Actavis’ breach or the voluntary termination of the agreement by Actavis, Actavis’ license under the agreement will terminate.

Tufts University

In February 1997, we entered into a license agreement with Tufts University, or Tufts, under which we acquired an exclusive license to certain patent applications and other intellectual property of Tufts related to the drug resistance field to develop and commercialize products for the treatment or prevention of bacterial or microbial diseases or medical conditions in humans or animals or for agriculture. We subsequently entered into nine amendments to that agreement to include patent applications filed after the effective date of the original license agreement, to exclusively license additional technology from Tufts, to expand the field of the agreement to include disinfectant applications, and to change the royalty rate and percentage of sublicense income paid by us to Tufts under our sublicense agreements with specified sublicensees. We are obligated under the agreement to provide Tufts with annual diligence reports and a business plan and to meet certain other diligence milestones. We have the right to grant sublicenses of the licensed rights to third parties, which will be subject to the prior approval of Tufts unless the proposed sublicensee meets a certain net worth or market capitalization threshold. We are primarily responsible for the preparation, filing, prosecution and maintenance of all patent applications and patents covering the intellectual property licensed to us under the agreement at our sole expense. We have the first right, but not the obligation, to enforce the licensed intellectual property against infringement by third parties.

We issued Tufts 1,024 shares of our common stock on the date of execution of the agreement, and we may be required to make certain payments of up to $0.3 million to Tufts upon the achievement by products developed under the agreement of specified development and regulatory approval milestones. We have already made a payment of $50,000 to Tufts for achieving the first milestone following commencement of the Phase 3 non-registration clinical trial for omadacycline. We are also obligated to pay Tufts a minimum royalty payment in the amount of $25,000 per year, if we do not sponsor at least $100,000 of research at Tufts in such year. In the past, we have opted to satisfy our minimum royalty obligations to Tufts by providing an equivalent amount of sponsored research or receiving a waiver from Tufts with respect to such obligations. We expect that we will satisfy our future minimum royalty obligations to Tufts by making an annual royalty payment of $25,000 to Tufts. In addition, we are obligated to pay Tufts royalties based on gross sales of products, as defined in the agreement, ranging in the low single digits depending on the applicable field of use for such product sale. If we enter into a sublicense under the agreement, we will be obligated to pay Tufts a percentage, ranging from the low-to-mid teens based on the applicable field of use for such product, of the license maintenance fees or sublicense issue fees paid to us by the sublicensee and the lesser of a percentage, ranging from the low tens to the high twenties based on the applicable field of use for such product, of the royalty payments made to us by the sublicensee or the amount of royalty payments that would have been paid by us to Tufts if we had sold the products.

Unless terminated earlier, the agreement will expire at the same time as the last-to-expire patent in the patent rights licensed to us under the agreement and after any such expiration we will continue to have an exclusive, fully-paid-up license to such intellectual property licensed from Tufts. Tufts has the right to terminate the agreement upon 30 days’ notice should we fail to make a material payment under the agreement or commit a material breach of the agreement and not cure such failure or breach within such 30 day period, or if, after we have started to commercialize a product under the agreement, we cease to carry on our business for a period of 90 consecutive days. We have the right to terminate the agreement at any time upon 180 days’ notice. Tufts has the right to convert our exclusive license to a non-exclusive license if we do not commercialize a product licensed under the agreement within a specified time period.

Purdue Pharmaceuticals L.P.

In July 2009, we entered into a collaboration agreement with Purdue Pharma, or the Purdue Collaboration Agreement, that grants an exclusive license to Purdue Pharma to commercialize Intermezzo in the United States and pursuant to which:

•	Purdue Pharma paid us a $25.0 million non-refundable license fee in August 2009;

•	Purdue Pharma paid us a $10.0 million non-refundable intellectual property milestone in December 2011 when the first of two issued formulation patents was listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book;

•	Purdue Pharma paid us a $10.0 million non-refundable intellectual property milestone in August 2012 when the first of two issued method of use patents was listed in the FDA’s Orange Book;

•	We transferred the Intermezzo NDA to Purdue Pharma, and Purdue Pharma is obligated to assume the expense associated with maintaining the NDA and further development of Intermezzo in the United States, including any expense associated with post-approval studies;

•	Purdue Pharma is obligated to commercialize Intermezzo in the United States at its expense using commercially reasonable efforts;

•	Purdue Pharma is obligated to pay us tiered base royalties on net sales of Intermezzo in the United States ranging from the mid-teens up to the mid-20% level, with each such royalty tiers subject to an increase by a percentage in the low single digits upon a specified anniversary of regulatory approval of Intermezzo. The base royalty is tiered depending upon the achievement of certain fixed net sales thresholds by Purdue Pharma, which net sales levels reset each year for the purpose of calculating the royalty. The royalty tiers are subject to reductions upon generic entry and patent expiration. Purdue Pharma is obligated to pay royalties until the later of 15 years from the date of first commercial sale in the United States or the expiration of patent claims related to Intermezzo; and

•	Purdue Pharma is obligated to pay us up to an additional $70.0 million upon the achievement of certain net sales targets for Intermezzo in the United States.

We had an option to co-promote Intermezzo to psychiatrists in the United States and such option was terminated as a result of the Merger.

The Purdue Collaboration Agreement expires on the expiration of Purdue Pharma’s royalty obligations. Purdue Pharma has the right to terminate the Purdue Collaboration Agreement at any time upon advance notice of 180 days. The Purdue Collaboration Agreement is also subject to termination by Purdue Pharma in the event of FDA or governmental action that materially impairs Purdue Pharma’s ability to commercialize Intermezzo or the occurrence of a serious event with respect to the safety of Intermezzo. The Purdue Collaboration Agreement may also be terminated by us upon Purdue Pharma commencing an action that challenges the validity of Intermezzo related patents. We also have the right to terminate the Purdue Collaboration Agreement immediately if Purdue Pharma is excluded from participation in federal healthcare programs. The Purdue Collaboration Agreement may also be terminated by either party in the event of a material breach by or insolvency of the other party.

We also granted Purdue Pharma and an associated company the right to negotiate for the commercialization of Intermezzo in Mexico in 2013 and retained the rights to commercialize Intermezzo in the rest of the world.

During the first quarter of 2014, Purdue Pharma discontinued use of the Purdue Pharma sales force to actively market Intermezzo to healthcare professionals. Consequently, sales of the product have since declined.

In October 2014, we announced that our board of directors had approved a special dividend of, among other things, the right to receive, on a pro rata basis, 100% of any royalty income received by us prior to the second anniversary of the closing date of the Merger pursuant to the Purdue License Agreement.

In addition, we joined Purdue Pharma in actions against certain parties alleging patent infringement and seeking injunctives and other relief. See the section titled “Legal Proceedings—Intermezzo Patent Litigation.”

Shin Nippon Biomedical Laboratories Ltd.

In September 2013, we entered into the SNBL License Agreement with SNBL pursuant to which SNBL granted us an exclusive worldwide license to commercialize SNBL’s proprietary nasal drug delivery technology to develop TO-2070. We were developing TO-2070 as a treatment for acute migraine using SNBL’s proprietary nasal powder drug delivery system. Under the SNBL License Agreement, we were required to fund all development and regulatory approval with respect to TO-2070, at our cost. Pursuant to the SNBL License Agreement, we paid an upfront nonrefundable technology license fee of $1.0 million, and we were also obligated to pay up to an aggregate of $41.5 million upon the achievement of certain development, regulatory and sales milestones, and tiered, low double-digit royalties on annual net sales of TO-2070.

In September 2014, we and SNBL entered into a Termination Agreement and Release, or the SNBL Termination Agreement, pursuant to which, among other things, the SNBL License Agreement was terminated and we assigned all of our rights, interest and title to the TO-2070 assets to SNBL, including a pending U.S. patent application, in exchange for a portion of certain future net revenue received by SNBL as set forth in the SNBL Termination Agreement, up to an aggregate of $2.0 million.

Past Collaborations

Novartis

In September 2009, we and Novartis International Pharmaceutical Ltd., or Novartis, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, for the co-development and commercialization of omadacycline, which included a $70 million upfront payment from Novartis to us, future development and sales milestone payments and future royalty payments, depending on the success of omadacycline. Under the agreement, Novartis was to have led development activities for omadacycline, and we were to have co-developed omadacycline and contributed a share of our development expense.

The Novartis Agreement provided that Novartis would bear the majority of all direct development costs incurred in connection with omadacycline and would assume all responsibility for the manufacturing of omadacycline. The agreement provided Novartis with a global, exclusive patent license for the development, manufacturing and marketing of omadacycline.

Novartis had the right to terminate the agreement without cause upon providing 60 days’ advance written notice. Novartis provided us with a notice of intent to terminate the agreement on June 29, 2011, and the termination became effective 60 days later. While Novartis terminated the agreement without cause, Novartis indicated that it elected to terminate the agreement due to the then-existing delays and uncertainties experienced in connection with the regulatory pathway for approval of omadacycline in two core indications, ABSSSI and CABP.

In January 2012, we and Novartis entered into a letter agreement, or the Novartis Letter Agreement, in which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, the European Medicines Agency, or EMA, or any regulatory agency, but only to the extent that we have not previously granted such commercialization rights for omadacycline to another third party as of any such approval.

Under the Novartis Agreement, we agreed to pay Novartis $2.9 million as reconciliation of development costs and expenses. In June 2014, we amended the Novartis Letter Agreement and Novartis agreed to convert the full amount of development cost share plus any accrued interest into a 0.25% royalty, to be paid from net sales received by us following the launch of omadacycline and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. There are no other payment obligations to Novartis under the Novartis Agreement or the Novartis Letter Agreement.

Global Animal Health Provider

In May 2014, we and a leading global animal health provider terminated an existing collaborative research, license and commercialization agreement. We have no future obligations under this agreement, and the leading global animal health company retains no rights to our technology. As a result of this termination, in 2014, we recognized the remaining $0.3 million of deferred revenue related to the upfront and milestone payments received in 2007 and 2008.

Grant Funding

As we have received funding for our SMA program from the National Institutes of Health, inventions conceived or first actually reduced to practice during the performance of the research project are subject to the rights and limitations of certain federal statutes and various implementing regulations known generally and collectively as the Bayh-Dole Requirements. As a funding recipient, we have been subject to certain invention reporting requirements and certain limitations are placed on our assignment of the invention rights. In addition, the federal government retains a non-exclusive, irrevocable, paid-up license to practice the invention and, in exceptional cases, the federal government may seek to take title to the invention.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. Our drugs must be approved by the FDA through the NDA process before they may be legally marketed in the United States.

U.S. Government Regulation

NDA Approval Processes

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or the FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulation require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements of the United States at any time during the product development process, approval process or after approval may subject us to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•	refusal to approve pending applications;

•	withdrawal of an approval;

•	imposition of a clinical hold;

•	warning letters;

•	product seizures or recalls;

•	total or partial suspension of production or distribution; or

•	injunctions, fines, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices or other applicable regulations;

•	submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use, conducted in accordance with Good Clinical Practices, which are ethical and scientific quality standards and FDA requirements for conducting, recording and reporting clinical trials to assure that the rights, safety and well-being of trial participants are protected;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s safety, identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some preclinical or nonclinical testing may continue even after the IND is submitted. In addition to including the results of the preclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with current Good Clinical Practices. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol and any amendments must be submitted to the FDA as part of the IND, and progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently in other situations, including the occurrence of serious adverse events. An institutional review board, or an IRB at each institution participating in the clinical trial must review and approve the protocol and any amendments before a clinical trial commences or continues at that institution, approve the information regarding the clinical trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase 1. The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and elimination. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•	Phase 2. Clinical trials are initiated in a limited patient population intended to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for regulatory approval and product labeling.

Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2 and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the End-of-Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support approval of the new drug. If this type of discussion occurred, a sponsor may be able to request an SPA agreement, the purpose of which is to reach agreement with the FDA on the design of the Phase 3 clinical trial protocol and analysis that will form the primary basis of an efficacy claim.

According to FDA guidance for industry on the SPA agreement process, a sponsor that meets the prerequisites may make a specific request for a special protocol assessment and provide information regarding the design and size of the proposed clinical trial. The FDA has a goal of evaluating the protocol within 45 days of the request to assess whether the proposed trial is adequate and that evaluation may result in discussions and a request for additional information. An SPA agreement request must be made before the proposed clinical trial begins, and all open issues must be resolved before the clinical trial begins. If anagreement is reached, it will be documented in writing and made part of the record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins, except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began. Also, if the sponsor makes any unilateral changes to the approved protocol, the agreement will be invalidated. An SPA agreement is intended to provide greater assurance that if the agreed upon clinical trial protocols are followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of NDA approval. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate, and final determinations of approvability will not be made until the FDA completes its review of the entire NDA.

The Pediatric Research Equity Act, or PREA, which requires a sponsor to conduct pediatric studies for most drugs and biologicals, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under the PREA, original NDAs, biologics license applications, or BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or the FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or submit a request for approval of a pediatric formulation. In our End-of-Phase 2 meeting with the FDA regarding omadacycline, we agreed to initiate an initial pediatric study prior to submission of the NDA, because serious and resistant ABSSSI and CABP also occur in children. Omadacycline could be a useful new antibiotic for this patient population. We have an agreement with the FDA to not study children under the age of eight, because tetracyclines are known to cause deposits in tooth enamel leading to tooth staining in this population.

Concurrent with clinical trials, companies usually complete additional animal safety studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and the manufacturer must develop methods for testing the quality, purity and potency of the final drugs. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf-life.

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of user fees, but a waiver of such fees may be obtained under specified circumstances. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

Once the submission is accepted for filing, the FDA begins an in-depth review. NDAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval and issue a complete response letter. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing complies with cGMP requirements to assure and preserve the product’s safety, identity, strength, quality and purity. The FDA may refer the NDA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendation. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured and tested.

The FDA may require, as a condition of approval, Risk Evaluation and Mitigation Strategies (REMS), restricted distribution and use, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials, restrictions on direct-to-consumer advertising or commitments to conduct additional research post-approval. The FDA will issue a complete response letter if the agency decides not to approve the NDA in its present form. The complete response letter usually describes all of the specific deficiencies in the NDA identified by the FDA. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

Expedited Review and Approval

The FDA has various programs, including Fast Track and priority review, which are intended to expedite or simplify the process for reviewing drugs. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious diseases and fill an unmet medical need. Priority review is designed to give drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists, an expedited review within eight months as compared to a standard review time of 12 months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track-designated drug and expedite review of the application for a drug designated for priority review.

The GAIN Act is intended to provide incentives for the development of new QIDPs. A new drug that is designated as a QIDP after a request by the sponsor that is made before an NDA is submitted will be eligible, if approved, for an additional five years of exclusivity beyond any period of exclusivity to which it would have previously been eligible. In addition, a QIDP will receive priority review and Fast Track designation. QIDPs are defined as antibacterial or antifungal drugs intended to treat serious or life-threatening infections that are resistant to treatment, or that treat qualifying resistant pathogens identified by the FDA. Examples of pathogens that may be designated as a qualifying pathogen include MRSA, vancomycin-resistant Enterococcus and multi-drug resistant gram-negative bacteria. Omadacycline (both IV and oral formulations) has been designated as a QIDP for cUTI, ABSSSI and CABP.

Beyond GAIN Act

In addition to the GAIN Act, the United States Congress has initiated a significant number of legislative proposals to provide further incentives in anti-infective development. Such legislation includes the following:

•	The Antibiotic Development to Advance Patient Treatment Act of 2013, or ADAPT Act, was introduced in July 2014 to provide an accelerated antibiotic development pathway;

•	The Developing an Innovative Strategy for Antimicrobial Resistant Microorganisms Act of 2014, or DISARM Act, was introduced in January 2015 to provide a new antibiotics reimbursement framework; and

•	The 21st Century Cures Act was introduced in January 2015 to provide a voucher option for QIDP designated antibiotics.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent and within applicable deadlines. The U.S. Patent and Trademark Office (the “USPTO”), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restoration of patent term for omadacycline beyond its current composition of matter expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the omadacycline NDA.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b) (2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric Exclusivity

The Best Pharmaceuticals for Children Act provides for an additional six months of marketing exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA, or a Written Request. If the Written Request does not include studies in neonates, the FDA is required to include its rationale for not requesting those studies. The FDA may request studies on approved or unapproved indications in separate Written Requests. The issuance of a Written Request does not require the sponsor to undertake the described studies. To date, we have not received any Written Requests.

Post-approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA and other authorities also strictly regulate the promotional claims that may be made about prescription products, and our product labeling, advertising, and promotion will be subject to continuing regulatory review. If approved, physicians nevertheless may prescribe our products to their patients in a manner that is inconsistent with the approved label or that is off-label. Positive clinical trial results for any approved products that are also subject to further review for additional indications increase the risk that the approved product may be used off-label. If we are found to have improperly promoted off-label uses, we may be subject to significant sanctions, civil and criminal fines, and injunctions prohibiting us from engaging in specified promotional conduct.

Moreover, any drug products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:

•	record-keeping requirements;

•	reporting of adverse experiences with the drug;

•	providing the FDA with updated safety and efficacy information;

•	drug sampling and distribution requirements;

•	notifying the FDA and gaining its approval of specified manufacturing or labeling changes;

•	complying with certain electronic records and signature requirements; and

•	complying with FDA promotion and advertising requirements.

Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMP requirements and other laws.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Other Healthcare Laws

We may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, false claims, false statements, civil monetary penalties, privacy and security and physician payment transparency laws.

The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and financial results.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and is optional for other medicines that are highly innovative. Under the centralized procedure, a marketing application is submitted to the EMA, where it will be evaluated by the Committee for Medicinal Products for Human Use, and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all European Union member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

Coverage and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. The process for determining whether a third-party payor will provide coverage for a drug product typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover Intermezzo or our product candidates could reduce physician utilization of our products once approved. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process.

These third-party payors are increasingly reducing reimbursements for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

Health Care Reform

In the United States, there have been and continue to be a number of significant legislative initiatives to contain healthcare costs. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, established the Medicare Part D program, or Part D, to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that will provide coverage of certain outpatient prescription drugs. Unlike the Medicare Part A and Part B programs, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for Intermezzo or our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Alternatively, Medicare beneficiaries may obtain prescription drug coverage under a Medicare Advantage plan, administered by a commercial health plan under a contract with the Centers for Medicare & Medicaid Services, or CMS. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

The American Recovery and Reinvestment Act of 2009 provided funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research is developed by the U.S. Department of Health & Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of Intermezzo or our product candidates if any such products or the conditions that they are intended to treat are the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of Intermezzo or our product candidates. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, is expected to have a significant impact on the healthcare industry. ACA requires certain manufacturers to disclose their financial relationships with physicians (and their family members) and teaching hospitals and expands coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under Part D. We cannot predict the impact of ACA on pharmaceutical companies as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which has not yet occurred.

Other legislative changes have been proposed and adopted in the United States since ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to legislative amendments, will remain in effect through 2024 unless additional Congressional action is taken. In addition, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Employees

As of February 28, 2015, we had 13 full-time employees, nine of whom were primarily engaged in research and development activities. A total of five employees have an M.D. or Ph.D. degree. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Financial and Segment Information

We operate our business as a single segment, as defined by generally accepted accounting principles. Our financial information is included in the consolidated financial statements and the related notes.

Available Information

We are a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and file reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. The public may read and copy any of our filings at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we make filings with the SEC electronically, you may access this information at the SEC’s Internet site: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.

Our internet web site address is www.paratekpharm.com. We make available, free of charge at the “Investors” portion of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are also available on our web site. Information in, or that can be accessed through, this web site is not part of this Annual Report on Form 10-K.

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

We have incurred significant losses since inception and anticipate that we will incur losses for the foreseeable future. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.

In connection with our current primary business, we have not yet submitted any product candidates for approval by regulatory authorities, and we do not currently have rights to any products that have been approved for marketing in any territory. Our net loss for 2014 and 2013 was $17.8 million and $4.7 million, respectively. As of December 31, 2014, our accumulated deficit was $197.9 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our clinical development of, and seek regulatory approvals for, our product candidates, prepare to commercialize any approved products and add infrastructure and personnel to support our product development efforts and operations. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to generate any revenues or achieve profitability. For example, our expenses could increase if we are required by the FDA, or other regulatory agencies outside the United States, to perform studies in addition to those that we currently expect to perform, or if there are any delays in completing our currently planned clinical trials or in the development of any of our product candidates.

To become and remain profitable, we must succeed in developing and commercializing products with significant market potential. This will require us to be successful in a range of challenging activities for which we are only in the pre-registration, pre-clinical and clinical stages, including developing product candidates, obtaining regulatory approval for them and manufacturing, marketing and commercializing approved products. We may never succeed in these activities and may never generate revenue from product sales that is significant enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress the market value of our common stock and could impair our ability to raise capital, expand our business, develop other product candidates or continue our operations.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back or cease our product development programs or operations.

We are advancing our lead product candidate, omadacycline, through clinical development, and we may, in the future, advance other product candidates into clinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We currently plan to seek regulatory approval of omadacycline in two indications, and in order to obtain such regulatory approval, we will be required to conduct clinical trials for each indication. We will require additional funding to complete the development and initiate commercialization of omadacycline and to continue to advance the development of our other product candidates, and such funding may not be available on acceptable terms or at all. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we anticipate that our existing cash and milestone payments from our license agreement with Actavis will enable us to fund our operating expenses and capital expenditure requirements through the unblinding of the top line results of the Phase 3 ABSSSI clinical trial, which we currently expect to occur in the third quarter of 2016. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

Our future funding requirements will depend on many factors, including but not limited to:

•	the progress of clinical development of omadacycline;

•	the number and characteristics of other product candidates that we may pursue;

•	the scope, progress, timing, cost and results of research, preclinical development and clinical trials;

•	the costs, timing and outcome of seeking and obtaining FDA and non-U.S. regulatory approvals;

•	the costs associated with manufacturing and establishing sales, marketing and distribution capabilities;

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights;

•	our need to hire additional management, scientific, operations and medical personnel;

•	the effect of competing products that may limit market penetration of our product candidates;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems; and

•	the economic and other terms, timing and success of our existing licensing arrangements and any collaboration, licensing, or other arrangements into which we may enter in the future, including the timing of receipt of any milestone or royalty payments under these agreements.

As of December 31, 2014, we had cash and cash equivalents totaling $95.9 million, working capital of $97.6 million and an accumulated deficit of $197.9 million. These figures include the $93.0 million in proceeds we received from our October 2014 financing. Our net loss for 2014 and 2013 was $17.8 million and $4.7 million, respectively.

Until we generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through a combination of public or private equity offerings, debt financings, strategic collaborations and grant funding. There can be no assurance that we would be successful in securing additional funds on acceptable terms. If additional funds are not available, we may be forced to cease operations, significantly reduce operating expenses or delay, curtail or eliminate one or more of our development programs or our business operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates or future revenue streams or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to Regulatory Review and Approval of Our Product Candidates

If we fail to obtain FDA approval of and to commercialize our most advanced product candidate, omadacycline, our business would be materially harmed.

We have invested a significant portion of our time, financial resources and collaboration efforts in the development of our most advanced product candidate, omadacycline. Accordingly, our ability to generate revenue and our future success depend substantially on our ability to successfully obtain regulatory approval for and commercialize omadacycline. We have completed one Phase 2 clinical trial and one Phase 3 non-registration clinical trial of the IV and oral formulations of omadacycline in cSSSI. As is typical for Phase 2 clinical trial designs, and the limited number of patients enrolled in the Phase 3 non-registration clinical trial, neither of these studies were designed to have, nor have had, a sufficient number of patients to establish statistical non-inferiority compared to linezolid. In order to successfully obtain regulatory approval for omadacycline, we are currently planning to conduct two Phase 3 clinical trials, one in ABSSSI and one in moderate to severe CABP. Prior to the FDA’s issuance of guidance in March 2010 for clinical trials of antibiotics for the treatment of serious bacterial skin infections, the initial disease indication we were targeting was cSSSI, which was revised as a result of the FDA’s guidance to be ABSSSI. We have written agreements with the FDA in the form of two separate SPA agreements, one for ABSSSI and one for CABP, covering our planned Phase 3 clinical trial designs. An SPA agreement documents the FDA’s general agreement that the design and planned analysis of the Phase 3 clinical trial reviewed under the SPA process, if the clinical trial is successfully completed, will support an NDA submission. An SPA agreement is intended to provide assurance that if the agreed upon clinical trial protocols are followed, the clinical trial endpoints are achieved and there is a favorable benefit-risk profile, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, SPA agreements are not a guarantee of approval of a product candidate or any permissible claims about the product candidate, and final determinations of approvability will not be made until the FDA completes its review of the entire NDA. Therefore, even if all the conditions of our SPA agreements appear to be met, we cannot predict whether the FDA will interpret the data and results in the same way that we do, nor whether it will ultimately approve omadacycline for the treatment of ABSSSI and/or CABP. In addition, the FDA is afforded the ability to modify and ignore a SPA agreement, in light of other factors not necessarily related to omadacycline.

Except for our collaboration with Actavis for our product candidate, sarecycline, we are not currently developing any other product candidates.

If we are unable to obtain FDA approval for and successfully commercialize omadacycline for ABSSSI, CABP or any other indication, we may never realize revenue from this product candidate. As a result, our business, financial condition and results of operations would be materially harmed.

If clinical trials for our product candidate, omadacycline, are prolonged, delayed or stopped, we may be unable to obtain regulatory approval and commercialize omadacycline on a timely basis, which would require us to incur additional costs, raise additional capital and delay our receipt of any product revenue.

We plan to commence a single Phase 3 clinical trial of omadacycline for the treatment of ABSSSI and a single Phase 3 clinical trial of omadacycline for the treatment of CABP, which we expect to commence in mid-2015 and late-2015, respectively. Based on our current expectations, we anticipate completing these two registration trials in 2016 and 2017, respectively. Should both clinical trials successfully meet their endpoints, we plan on submitting an NDA for the treatment of ABSSSI and CABP in 2018. However, we do not know whether these planned clinical trials will be initiated or completed on schedule, if at all. The commencement of these planned clinical trials could be substantially delayed or prevented by several factors, including:

•	changes in the regulatory guidance for development in ABSSSI and CABP by the FDA or other regulatory agencies regarding the scope or design of our clinical trials;

•	the limited number of, and competition for, suitable sites to conduct our clinical trials, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;

•	any delay or failure to obtain regulatory approval or agreement to commence a clinical trial in any of the countries where enrollment is planned;

•	clinical holds on, or other regulatory objections to, a new or ongoing clinical trial;

•	delay or failure to obtain sufficient supplies of the product candidate for our clinical trials;

•	delay or failure to obtain sufficient supplies of the comparator antibiotic for our clinical trials;

•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or clinical research organizations, or CROs, or local regulatory authorities, the terms of which can be subject to extensive negotiation and may vary significantly among different sites or CROs; and

•	delay or failure to obtain IRB/ethics committee approval to conduct a clinical trial at a prospective site or within a specific region or country.

The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by patients;

•	lack of omadacycline efficacy evidenced during clinical trials;

•	termination of our clinical trials by one or more clinical trial sites;

•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols;

•	inability to monitor patients adequately during or after treatment by us and/or our CROs; and

•	the need to repeat or terminate clinical trials as a result of inconclusive or negative results or unforeseen complications during clinical trial testing.

In particular, our ability to enroll patients in our clinical trials in sufficient numbers and on a timely basis will be subject to a number of factors, including the size of the patient population needed, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant indication and the eligibility criteria for the clinical trial. For example, in the planned Phase 3 clinical trials of omadacycline in ABSSSI and CABP patients who have previously taken potentially effective antibiotics for the treatment of an infection within 72 hours of receiving the first dose of study medication will be excluded from the ABSSSI clinical trial and limited to no more than 25% of the total enrollment for the CABP clinical trial. Depending upon a region’s or a clinical site’s standard of care for the administration of antibiotics, this could affect our ability to enroll patients in these clinical trials in a timely fashion.

Changes in regulatory requirements and guidance may also occur, and we may need to amend clinical trial protocols to reflect these changes with appropriate regulatory authorities. Amendments may require us to resubmit clinical trial protocols to regulatory agencies/IRBs/ethics committees for re-examination, which may impact the costs, timing or successful completion of a clinical trial. For example, we stopped our previous Phase 3 clinical trial of omadacycline after the FDA notified us that its guidance relating to the conduct of studies in cSSSI would be modified to change the eligibility criteria, revise the disease indication from cSSSI to ABSSSI and change the primary efficacy endpoint for clinical trials in this indication from a TOC assessment to an ECR assessment. As a result of these changes, we chose to terminate enrollment in the previous Phase 3 clinical trial and, following discussion with the FDA, design two new Phase 3 clinical trials, one for ABSSSI and one for CABP, taking into account the revised FDA regulatory guidance. Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site or us due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	unforeseen safety issues or any determination that a clinical trial presents unacceptable health risks;

•	lack of adequate funding to continue the clinical trial due to unforeseen costs or other business decisions; and

•	upon a breach or pursuant to the terms of any agreement with, or for any other reason by, current or future collaborators that have responsibility for the clinical development of any of our product candidates.

Any failure or significant delay in completing clinical trials for our product candidates would adversely affect our ability to obtain regulatory approval and our commercial prospects and ability to generate product revenue will be diminished.

The results of previous clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.

We currently have no products approved for sale, and we cannot guarantee that we will ever have marketable products. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any future partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing which would delay submission of an NDA and regulatory approval. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early stage clinical trials does not mean that future larger registration clinical trials will be successful, because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through early stage clinical trials. Product candidates that have shown promising results in early-stage (pre-Phase 3) clinical trials may still suffer significant setbacks in subsequent registration clinical trials.

In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is underway, well advanced or completed. Further, if omadacycline or our other product candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for them and our business would be harmed. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier stage clinical trials.

Our randomized Phase 2 and Phase 3 non-registration clinical trials of omadacycline were completed prior to the FDA’s change in its guidance regarding the endpoints for clinical trials in serious skin infections from a TOC endpoint to an ECR endpoint. Our results in our randomized Phase 2 and Phase 3 non-registration clinical trials of omadacycline in cSSSI, which evaluated the response of serious skin infections to omadacycline at the TOC, may not be predictive of the results to be obtained in our proposed Phase 3 clinical trials of omadacycline in ABSSSI or in other indications such as CABP, which will evaluate the response of serious skin infections and moderate-to-severe CABP to omadacycline using the ECR endpoint. Because these earlier clinical trials did not enroll a sufficient number of patients to achieve statistical significance, the retrospective analyses of ECR endpoints for these clinical trials may not be indicative of the performance or success of omadacycline in larger registration studies in ABSSSI or in CABP. In some instances, there can be significant variability in safety and/or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in clinical trial protocols, differences in size, type and geographic distribution of the patient populations, adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. We do not know whether any Phase 2, Phase 3 or other clinical trials we or any of our collaborators may conduct, or have conducted in the past, will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.

Further, our and our partners’ product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. The FDA or other non-U.S. regulatory authorities may disagree with our clinical trial design and our interpretation of data from preclinical studies and clinical trials even when we have SPA agreements. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial that has the potential to result in FDA or other agencies’ approval. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be supported by the clinical data, or be necessary or desirable for the successful commercialization of our product candidates.

The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our partners from obtaining approvals for the commercialization of our product candidates.

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other U.S. and non-U.S. regulatory authorities. Regulations differ from country to country, which will require us to expend additional resources in each market for which a separate regulatory approval is required. We are not permitted to market our product candidates in the United States or in other countries until we receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our primary product candidates, omadacycline and sarecycline, are still in development and are subject to the risks of failure inherent in drug development. Neither we nor our partners have submitted an application for or received marketing approval for any of our product candidates. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and non-U.S. regulatory requirements may, either before or after product approval, if any, subject us to administrative or judicially imposed sanctions, including:

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

The FDA and foreign regulatory authorities also have substantial discretion in the drug approval process. The number of preclinical studies and clinical trials that will be required for regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular drug candidate. Regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including:

•	a product candidate may not be deemed safe or effective;

•	the results may not confirm the positive results from earlier preclinical studies or earlier stage clinical trials;

•	regulatory agencies may not find the data from preclinical studies and clinical trials sufficient;

•	regulatory agencies might not approve our third-party manufacturer’s processes or facilities; or

•	regulatory agencies may change their approval policies or adopt new regulations.

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenue from omadacycline or any other particular product candidate, which likely would result in significant harm to our financial position. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. These limitations may limit the size of the market opportunity for the product.

Even if we or our partners obtain regulatory approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our product candidates, which could materially impair our ability to generate revenue.

Once regulatory approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and regulation. Any approved product may only be promoted for its approved uses. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our product candidates, among other things, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the product will be subject to extensive regulatory requirements. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. As such, we and our contract manufacturers will be subject to ongoing review and periodic inspections to assess compliance with cGMPs. Accordingly, assuming regulatory approval for one or more of our product candidates, we and others with whom we work will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products. We and our partners will also be required to report adverse reactions and production problems, if any, to the FDA and to comply with requirements concerning, among other things, advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Accordingly, we will not be able to promote our products for indications or uses for which they are not approved. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product, us or our partners, including requiring withdrawal of the product from the market. If we fail to comply with the regulatory requirements of the FDA and other U.S. and non-U.S. regulatory authorities, or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to significant penalties.

If we are not able to maintain regulatory compliance, we would likely not be permitted to manufacture and market any future product candidates and may not achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Our product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, include safety warnings or otherwise limit their sales.

Although our product candidates, omadacycline and sarecycline, have undergone or will undergo safety testing in laboratory animals, not all adverse effects of drugs can be predicted or anticipated from these preclinical safety and toxicology studies. Unforeseen side effects from either of our product candidates could arise either during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. Each of omadacycline and sarecycline are still in clinical development, and our other product candidates, which are in the pre-clinical phase, are not currently being further developed. Many of the most widely used antibiotics are associated with treatment-limiting adverse events, including in some instances, kidney damage, allergic reactions or sudden cardiovascular death due to cardiac arrhythmia. While clinical trials to date for omadacycline and sarecycline appear to have shown a favorable safety profile, the results from the Phase 3 registration clinical trials may not confirm these preliminary observations. The results of future clinical trials may show that our product candidates, including omadacycline and sarecycline, cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings or potential product liability claims. If any of our product candidates receive marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products:

•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;

•	we may be subject to limitations on how we may promote the product;

•	sales of the product may decrease significantly;

•	regulatory authorities may require us or our partners to take our approved product off the market;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.

Any of these events could prevent us, our current partners or our potential future partners from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of our products.

Coverage and reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, it is less likely that out products will be widely used.

Even if our product candidates are approved for sale by the appropriate regulatory authorities, market acceptance and sales of these products and our partners’ products will depend on coverage and reimbursement policies. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish reimbursement levels. We cannot be certain that coverage will be available and reimbursement will be adequate for any products that we or our partners develop and commercialize. Also, we cannot be certain that coverage and reimbursement policies will not reduce the demand for, or the price paid for, our or our partners’ products. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all of part of the costs associated with their prescription drugs. Patients are unlikely to use our or our partners’ products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such products. Therefore, if coverage is not available or reimbursement is limited, we and our partners may not be able to successfully commercialize any of our approved products.

The process for determining whether a third-party payor will provide coverage for a drug product typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of our products once approved. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

The United States and several foreign jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our or our partners’ ability to sell any of our future approved products profitably. Among policymakers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of any products that we or our partners develop due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

In March 2010, the ACA became law in the United States. The stated goal of the ACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. The ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs. The ACA also established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, any products that we or our partners develop that receive regulatory approval. We also cannot predict the impact of the ACA on us as many of the ACA’s reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which have not yet been finalized.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to legislative amendments, will remain in effect through 2024 unless additional Congressional action is taken. In addition, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If we or our partner Actavis ever obtain regulatory approval and commercialize omadacycline or sarecycline these new laws may result in additional reductions in Medicare and other healthcare funding, which could harm our customers and accordingly, our financial operations.

If we do not obtain protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the term of patents covering each of our product candidates, our business may be materially harmed.

Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than our request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product may not extend beyond the current patent expiration dates and our competitors may obtain approval to market competing products sooner. As a result, our revenue could be reduced, possibly materially.

If we or our partners market products in a manner that violates fraud and abuse and other healthcare laws, or if we or our partners violate government price reporting laws, we or our partners may be subject to administrative civil and/or criminal penalties.

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare laws, including those commonly referred to as “fraud and abuse” laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include, among others, false claims and anti-kickback statutes. At such time, if ever, as we or any of our partners market any of our future approved products, it is possible that some of our or our partner’s business activities could be subject to challenge under one or more of these laws. The laws that may affect our ability to operate include:

•	federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid;

•	the federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, we and/or our partners may be subject to data privacy and security regulation, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose specified requirements relating to the privacy, security and transmission of individually identifiable health information;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•	federal data privacy and security regulation, including HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose specified requirements relating to the privacy, security and transmission of individually identifiable health information;

•	the federal Physician Payments Sunshine Act and its implementing regulations, which imposed annual reporting requirements for certain manufacturers of drugs, devices, biologicals and medical supplies for payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•	analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our and our partners’ business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our or our partners’ business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws.

Pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of promotional and marketing activities, such as: providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. If our or our partners’ operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we or our partners may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could significantly harm our business.

Risks Related to Our Business

We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than our product candidates, our commercial opportunities will be negatively impacted.

The life sciences industry is highly competitive and subject to rapid and significant technological change. We are currently developing products that will compete with other drugs and therapies that currently exist or are being developed. Products that we may develop in the future are also likely to face competition from other drugs and therapies, some of which we may not currently be aware. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research, development and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete or less competitive. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing antibiotics before we do so for any of our product candidates.

The GAIN Act is intended to provide incentives for the development of new QIDPs. These incentives may result in more competition in the market for new antibiotics and may cause pharmaceutical and biotechnology companies with more resources than we have to shift their efforts toward the development of products that could be competitive with our product candidates.

The competition in the market for antibiotics such as omadacycline is intense. If approved, omadacycline will face competition from commercially available antibiotics such as vancomycin, marketed as a generic by Abbott Laboratories and others; linezolid, sold under the brand name Zyvox by Pfizer Inc.; daptomycin, sold under the brand name Cubicin by Cubist Pharmaceuticals, Inc.; dalbavancin, approved in May 2014 and marketed by Durata Therapeutics, Inc. as Dalvance; tedizolid, marketed as Sivextro by Cubist Pharmaceuticals, Inc.; oritavancin, approved in August 2014 and marketed by The Medicines Company as Orbactiv; quinupristin/dalfopristin, sold under the brand name Synercid by Pfizer, Inc.; tigecycline, sold under the brand name Tygacil by Pfizer Inc.; telavancin, sold as Vibativ by Theravance, Inc.; ceftaroline, sold under the brand name Teflaro by Forest Laboratories, Inc.; and generic trimethoprim/sulfamethoxazole.

Vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic IV form. Vancomycin, daptomycin, quinupristin/dalfopristin, trimethoprim/sulfamethoxazole, ceftaroline, tigecycline, linezolid and telavancin are all approved treatments for serious gram-positive infections such as ABSSSI. Additionally, ceftaroline is approved for CABP; moxifloxacin is approved for CABP, intra-abdominal infections, acute exacerbations of chronic bronchitis and acute bacterial sinusitis; levofloxacin and ceftriaxone are approved for many of the same uses as moxifloxacin as well as for urinary tract infections; azithromycin and clarithromycin are primarily approved for upper and lower respiratory tract infections, including CABP; daptomycin is an approved treatment for cSSSI and bacteremia; tigecycline is an approved treatment for cSSSI, CABP and intra-abdominal infections; linezolid is an approved treatment for pneumonia; and vancomycin is an approved treatment for both bacteremia and pneumonia. If we are unable to obtain regulatory approval of omadacycline for some or all of the indications for which our competitors are approved, we may not be able to compete effectively with such antibiotics.

In addition, if approved, omadacycline may face additional competition from antibiotics currently in clinical development. Other antibiotics currently in development include ceftobiprole, under development by Basilea Pharmaceutical AG and approved in 13 European countries; solithromycin, under development by Cempra, Inc.; NXL-103, under development by AstraZeneca PLC; eravacycline, under development by Tetraphase

Pharmaceuticals; delafloxacin and radezolid, under development by Melinta Pharmaceuticals, Inc.; JNJ-Q2, under development by Furiex; and BC-3781 under development by Nabriva, which, if approved, would compete in the antibiotic market. In addition, our product candidates may each face competition from product candidates that could receive regulatory approval before our product candidates in countries outside the United States and the European Union. If we are unable to demonstrate points of differentiation between our product candidates and competing products, we may not be able to successfully commercialize our product candidates, our commercial opportunities will be negatively impacted and our results of operations will suffer.

We and our partner, Actavis, will also face competition in the acne markets where generic tetracyclines such as doxycycline and minocycline are available in every market around the world. Branded generic versions of tretracycline derivatives are sold by several companies.

In addition, many universities and private and public research institutes may become active in our target indications. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

We believe that our ability to successfully compete will depend on, among other things:

•	the results of our and our partners’ registration clinical trials, in particular our two Phase 3 registration clinical trials for omadacycline—one in ABSSSI and one in CABP;

•	our and our partners’ ability to recruit and enroll patients for our and our partners’ clinical trials;

•	the efficacy, safety and reliability of our and our partners’ product candidates;

•	our and our partners’ ability to reliably manufacture any of our formulations;

•	the speed at which we and our partners develop our product candidates;

•	our and our partners’ ability to commercialize and market, or find partners to help or exclusively commercialize and market, any of our product candidates that receive regulatory approval;

•	our and our partners’ ability to design and successfully execute appropriate clinical trials;

•	our and our partners’ ability to maintain a productive relationship with regulatory authorities;

•	the timing and scope of regulatory approvals;

•	the effectiveness of our, our current partners’ or any future partners’ marketing and sales capabilities;

•	the price of our products;

•	coverage and adequate levels of reimbursement under private and governmental health insurance plans, including Medicare;

•	our and our partners’ ability to protect and maintain intellectual property rights related to our product candidates;

•	our and our partners’ ability to manufacture and sell commercial quantities at a reasonable cost of any approved products to the market; and

•	acceptance of any approved products by physicians and other healthcare providers.

If our competitors market products that are more effective, safer or less expensive than, or that reach the market sooner than, our or any of our partners’ future products, if any, we may not achieve commercial success. In addition, the biopharmaceutical industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.

In addition, in the event that our or any of our partners’ products receives regulatory approval, price competition may inhibit the acceptance of our products, physicians may be reluctant to switch from existing products to our products, physicians may switch to other newly approved drug products, or physicians may choose to reserve our products for use in limited circumstances.

If the FDA or other applicable regulatory authorities approve generic products that compete with any of our or any of our partners’ product candidates, or if existing generic antibiotics are viewed as being equally effective to our or any of our partners’ product candidates, the sales of our product candidates would be adversely affected.

Once an NDA or marketing authorization application outside the United States is approved, the product covered thereby becomes a “listed drug” that can, in turn, be cited by potential competitors in support of approval of an ANDA in the United States. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes in the United States and in nearly every pharmaceutical market around the world. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use, or labeling, as our product candidate and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as our product candidate. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product is typically lost to the generic product. Accordingly, competition from generic equivalents to ours or any of our partners’ future products, if any, would materially adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in our or any of our partners’ product candidates, including omadacycline. For example, vancomycin has been available in generic form for many years, and Zyvox (linezolid) is expected to become available in generic form when certain patents covering it expire in 2015. We cannot yet ascertain what impact these generic products and any future approved generic products will have on any sales of our products, if approved.

The success of our business may be dependent on the actions of our collaborative partners.

An element of our business and funding strategy is to enter into collaborative arrangements with established pharmaceutical and biotechnology companies who will finance or otherwise assist in the development, manufacture and marketing of products incorporating our technology, and who also provide us with funding in the form of milestone payments for progress in clinical development or regulatory approval. For example, we have exclusively licensed rights to sarecycline for the treatment of acne in the United States to Actavis, and Actavis is responsible for all clinical development, registration and commercialization in the United States of sarecycline for the treatment of acne. In addition, we have granted Actavis an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States, which converted to a non-exclusive license in December 2014 after Actavis did not exercise its development option with respect to rosacea. There are currently no clinical trials in rosacea underway.

Accordingly, our prospects will depend in part upon our ability to attract and retain collaborative partners and to develop technologies and products that achieve the criteria for milestone payments. When we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. In addition, our collaborative partners may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. We cannot assure you that we will be successful in establishing or maintaining collaborative arrangements on acceptable terms or at all, that collaborative partners will not terminate funding before completion of projects, that our product candidates will achieve the criteria for milestone payments, that our collaborative arrangements will result in successful product commercialization, or that we will derive any revenue from such arrangements. For example, we previously entered into a license and collaboration agreement with Novartis for the development of omadacycline, which was terminated. To the extent that we are not able to develop and maintain collaborative arrangements, we would need substantial additional capital to undertake research, development and commercialization activities on our own, we may be forced to limit the number of our product candidates we can commercially develop or the territories in which we commercialize them, and we might fail to commercialize products or programs for which a suitable collaborator cannot be found.

Reliance on collaborative relationships poses a number of risks, including the following:

•	our collaborators may not perform their obligations as expected or in compliance with applicable laws;

•	the prioritization, amount and timing of resources dedicated by our collaborators to their respective collaborations with us is not under our control;

•	some product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products;

•	our collaborators may elect not to proceed with the development of product candidates that we believe to be promising;

•	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•	some of our collaborators might develop independently, or with others, products that could compete with our products;

•	a delay in the development timelines for sarecycline would result in a potential loss of development milestones and future royalties (if any) from the partnership; and

•	if the rights to sarecycline are returned to us, we will need to establish a new development partnership to further sarecycline development internally. There can be no assurance that we would be able to find such a partner.

If we are not able to establish and sustain additional partnerships, we may have to alter our development and commercialization plans, which could harm our business.

We anticipate that we will require additional funding to complete the NDA and the EMA Market Authorization Application registration filings and commercialization of omadacycline and to continue the development of any of our other product candidates. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates, as we have done with Actavis for sarecycline.

We face significant competition in seeking appropriate collaborators. Whether or not we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the patent position protecting the product candidate, the potential of competing products, the need to seek licenses or sub-licenses to third-party intellectual property and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies and whether collaboration on an alternative product could be more attractive than a collaboration with us. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms or at all. If we are unable to do so, it may delay completion of development and potential commercialization of our products. If we elect to increase our expenditures to fund development, registration or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

Further, even if we are able to enter into collaborations, we must be able to sustain a mutually beneficial working relationship with our collaborators in order to achieve the intended benefits of those collaborations. In the past, certain of our collaborators, including Novartis, have terminated their partnering relationships with us due to delays and uncertainties in connection with the FDA regulatory pathway for approval of omadacycline for the ABSSSI and CABP indications. This past history may affect our ability to attract and enter into collaboration arrangements with future partners or collaborators for the development of omadacycline.

We rely and will continue to rely on outsourcing arrangements for manufacturing of our product candidates. Reliance on third-party manufacturers could delay approval or commercialization of our products.

We do not currently own or operate manufacturing facilities for the production of any of our product candidates, nor do we intend to manufacture the pharmaceutical products that we plan to sell. We currently depend on third-party contract manufacturers for the supply of the active pharmaceutical ingredients for our product candidates, including drug substance for our preclinical research and clinical trials. To date, we have obtained starting materials for our supply of omadacycline from a limited number of third-party manufacturers and have purchased all of our drug supplies on a purchase order basis. We intend to enter into long-term supply agreements with these manufacturers for commercial supplies. We are currently in discussions with these and other third-party manufacturers for clinical trial and commercial supplies. We may not be able to reach agreement with any of these contract manufacturers, or to identify and reach arrangement on satisfactory terms with other contract manufacturers, to manufacture omadacycline or any of our other product candidates. Additionally, we anticipate that the facilities used by any contract manufacturer to manufacture any of our product candidates will be the subject of an inspection before the FDA and other regulatory authorities approve an NDA or marketing authorization for the product candidate manufactured at that facility. We will depend on these third-party manufacturing partners for compliance with the FDA’s manufacturing requirements for finished products. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA and other regulatory authorities’ cGMP requirements, our product candidates will not be approved or, if already approved, may be subject to recalls. While third-party manufacturers of our product candidates, including omadacycline, have previously passed FDA and other regulatory agency inspections, we cannot provide assurance that they will pass such inspections in the future.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates itself, including:

•	the possibility of a breach of the manufacturing agreements by the third parties because of factors beyond our control;

•	the possibility of termination or nonrenewal of the agreements by the third parties before we are able to arrange for a qualified replacement third-party manufacturer;

•	the possibility that we may not be able to secure a manufacturer or manufacturing capacity in a timely manner and on satisfactory terms in order to meet our manufacturing needs; and

•	the possibility that the third parties may not be able to respond adequately to unexpected changes in demand forecasts that may result in either lost revenue or excessive inventory with decreasing shelf-life.

Any of these factors could cause the delay of approval or commercialization of our products, cause us to incur higher costs or prevent us from commercializing our product candidates successfully. Furthermore, if any of our product candidates are approved and contract manufacturers fail to continuously meet FDA compliance standards or fail to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our products and could lose potential revenue. It may take one or more years to establish an alternative source of supply for our product candidates and to have any such new source approved by the FDA or any other relevant regulatory authorities.

We currently have no sales or distribution infrastructure with respect to our product candidates. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our product candidates.

We currently have no sales or distribution capabilities within our organization. If our product candidate omadacycline is approved, we intend either to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize omadacycline, or to outsource this function to a third party. Either of these options would be expensive and time consuming. Some or all of these costs may be incurred in advance of any approval of omadacycline. In addition, we may not be able to hire a sales force in the United States that is large enough or has adequate expertise in the medical markets that we intend to target. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of omadacycline.

With respect to our existing and future product candidates, we may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or as an alternative to our own sales force and distribution systems. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue may be lower than if we directly marketed or sold any approved products. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third parties, which may not be successful and are generally not within our control. If we are unable to enter into these arrangements on acceptable terms or at all, we may not be able to successfully commercialize any approved products. If we are not successful in commercializing any approved products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.

Independent clinical investigators and CROs that we engage to conduct our clinical trials may not devote sufficient time or attention to our and our partners’ clinical trials or be able to repeat their past success.

We expect to depend on independent clinical investigators and CROs to participate in and conduct our clinical trials, including our planned Phase 3 clinical trials of omadacycline in ABSSSI and CABP. CROs may also assist us and our partners in the collection and analysis of data. There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our or our partners’ development programs. These investigators and CROs will not be our employees, and we will not be able to control, other than by contract, the amount of resources, including time, that they devote to our product candidates and clinical trials. If independent investigators fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we and our partners develop. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Further, the FDA requires that we and our partners comply with standards, commonly referred to as current Good Clinical Practice, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, safety, integrity and confidentiality of clinical trial subjects are protected. Failure of clinical investigators or CROs to meet their obligations to us or comply with current Good Clinical Practices could adversely affect the clinical development of our product candidates and harm our business.

Our success is currently dependent on the successful development and commercialization of our most advanced product candidates, omadacycline and sarecycline.

Our success is currently dependent on the successful development and commercialization of our most advanced product candidates, omadacycline and sarecycline, which is currently being developed by Actavis. We are not currently developing any of our other product candidates that are in the pre-clinical phase. If omadacycline and sarecycline are not successfully developed and commercialized, we will not have any product candidates under development from which we might generate revenue. We currently have no such plans to develop any other product candidates and will need additional financing to fund such development should we decide to do so in the future.

Even if approved, if omadacycline or sarecycline does not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, our revenue generated from their sales will be limited.

The commercial success of our product candidates will depend upon their acceptance among physicians, patients and the medical community. The degree of market acceptance of our product candidates will depend on a number of factors, including:

•	limitations or warnings contained in a product candidate’s FDA or foreign regulatory approved labeling;

•	changes in the standard of care for the targeted indications for any of our product candidates;

•	limitations in the approved clinical indications for our product candidates;

•	demonstrated clinical safety and efficacy compared to other products;

•	lack of significant adverse side effects;

•	sales, marketing and distribution support;

•	availability of coverage and adequate reimbursement from governmental or private third-party payors, such as Medicare or managed care plans;

•	timing of market introduction and perceived effectiveness of competitive products;

•	the degree of cost-effectiveness of our product candidates;

•	availability of alternative therapies at similar or lower cost, including generics and over-the-counter products;

•	the extent to which the product candidate is approved for inclusion on formularies of hospitals, and third-party payors, including managed care organizations;

•	whether the product is designated under physician treatment guidelines as a therapy for particular infections;

•	adverse publicity about our product candidates or favorable publicity about competitive products;

•	convenience and ease of administration of our products; and

•	potential product liability claims.

If our product candidates are approved, but do not achieve an adequate level of acceptance by physicians, patients and the medical community, we and our partners may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

Even if we obtain FDA approval of our current or any future product candidates, we or our partners may never obtain approval or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding clinical trial design, safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We and our partners do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we or our partners fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed. Further, while we have obtained SPA agreements with the FDA for our Phase 3 registration clinical trial designs for omadacycline in ABSSSI and CABP, these agreements are not binding with any international regulatory authorities.

Bacteria might develop resistance to any of our antibiotic product candidates, which would decrease the efficacy and commercial viability of those product candidates.

Drug resistance is primarily caused by the genetic mutation of bacteria resulting from suboptimal exposure to antibiotics where the drug does not eradicate all of the bacteria. While antibiotics have been developed to treat many of the most common infections, the extent and duration of their use worldwide has resulted in new mutated strains of bacteria resistant to current treatments. Our product candidate omadacycline is being developed to treat patients infected with drug-resistant bacteria. If physicians, rightly or wrongly, associate the resistance issues of older generations of tetracyclines with omadacycline, physicians might not prescribe omadacycline for treating a broad range of infections. In addition, bacteria might develop resistance to omadacycline if such bacteria are improperly dosed or treated repeatedly with omadacycline over multiple years, causing the efficacy of omadacycline to decline, which would negatively affect our potential to generate revenue from omadacycline.

If any product liability lawsuits are successfully brought against us or any of our collaborative partners, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability lawsuits related to the testing of our product candidates in seriously ill patients and will face an even greater risk if product candidates are approved by regulatory authorities and introduced commercially. Product liability claims may be brought against us or our partners by participants enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling any of our future approved products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any of our future approved products;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	termination of clinical trial sites or entire clinical trial programs;

•	significant litigation costs;

•	substantial monetary awards to or costly settlements with patients or other claimants;

•	product recalls or a change in the indications for which they may be used;

•	loss of revenue;

•	diversion of management and scientific resources from our business operations; and

•	the inability to commercialize our product candidates.

If any of our product candidates are approved for commercial sale, we will be highly dependent upon consumer perceptions of us and the safety and quality of our products. We could be adversely affected if we are subject to negative publicity. We could also be adversely affected if any of our products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to patients. Also, because of our dependence upon consumer perceptions, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our products or any similar products distributed by other companies could have a material adverse impact on our results of operations.

We currently hold $10.0 million in product liability insurance coverage in the aggregate annually, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage when we begin the commercialization of our product candidates. Insurance coverage is becoming increasingly expensive. As a result, we may be unable to maintain or obtain sufficient insurance at a reasonable cost to protect us against losses that could have a material adverse effect on its business. These liabilities could prevent or interfere with our product development and commercialization efforts. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash resources and adversely affect our business, financial condition and results of operation.

If we fail to attract and retain key management and scientific personnel, we may be unable to successfully develop or commercialize our product candidates.

Our industry has experienced a high rate of turnover of management personnel in recent years. We are to a certain extent dependent on the members of our senior management team, such as Michael F. Bigham, our Chief Executive Officer and the Chairman of our board of directors, and Evan Loh, M.D., our President and Chief Medical Officer, for our business success. The employment agreements with our senior management team can be terminated by us or them at any time, with notice. The departure of any of our executive officers could result in a significant loss in the knowledge and experience that we, as an organization, possesses and could cause significant delays, or outright failure, in the execution of our strategies and development and approval of our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, development and clinical personnel. We may not be able to attract or retain such qualified personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly our development objectives and timelines, our ability to raise additional capital and our ability to implement our business strategy.

We consult with scientific and clinical advisors who assist us in formulating our development and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. Typically, these advisors will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with our own products or technologies.

We depend on various consultants and advisors for the success and continuation of our development efforts.

We work extensively with various consultants and advisors, who provide advice and/or services in various business and development functions, including clinical development, operations and strategy, regulatory matters, legal and finance. The potential success of our drug development programs depends, in part, on continued collaborations with certain of these consultants and advisors. Our consultants and advisors are not our employees and may have commitments and obligations to other entities that may limit their availability to us. We do not know if we will be able to maintain such relationships or that such consultants and advisors will not enter into other arrangements with competitors, any of which could have a detrimental impact on our development objectives and our business.

We will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of February 28, 2015, we had 13 full-time employees. Assuming our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations that may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize omadacycline and our other product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

Our and our partners’ business may become subject to economic, political, regulatory and other risks associated with international operations.

Our business is subject to risks associated with conducting business internationally, in part due to a number of our suppliers and collaborative and clinical trial relationships being located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	economic weakness, including inflation or political instability, in particular foreign economies and markets;

•	differing regulatory requirements for drug approvals in foreign countries;

•	differing regulatory requirements for drug product pricing and reimbursement;

•	potentially reduced protection for intellectual property rights;

•	difficulties in compliance with non-U.S. laws and regulations;

•	changes in non-U.S. regulations and customs, tariffs and trade barriers;

•	changes in non-U.S. currency exchange rates and currency controls;

•	changes in a specific country’s or region’s political or economic environment;

•	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;

•	negative consequences from changes in tax laws;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	difficulties associated with staffing and managing foreign operations, including differing labor relations;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods and fires.

These risks may materially adversely affect our ability to attain or sustain profitable operations.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Our research and development involves the use of potentially hazardous materials and chemicals. Our operations may have produced hazardous waste products. Although we believe that our safety procedures for handling and disposing of these materials complied with the standards mandated by local, state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. We are also subject to numerous environmental, health and workplace safety laws and regulations and fire and building codes, including those governing laboratory procedures, exposure to blood-borne pathogens, use and storage of flammable agents and the handling of biohazardous materials. Although we have always maintained workers’ compensation insurance as prescribed by the Commonwealth of Massachusetts to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Our employees, contractors, partners, principal investigators, CROs, consultants and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, contractors, partners, principal investigators, CROs, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, federal and state healthcare fraud and abuse laws and regulations, laws that require the reporting of financial information or data timely, completely or accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Third-party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us resulting from this misconduct, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could significantly harm our business.

We enter into various contracts in the normal course of our business in which we indemnify the other party to the contract. In the event we have to perform under these indemnification provisions, it could have a material adverse effect on our business, financial condition and results of operations.

In the normal course of business, we periodically enter into academic, commercial, service, collaboration, licensing, consulting and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we typically indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sub licensees’ exercise of rights under the agreement. With respect to our commercial agreements, we indemnify our vendors from any third-party product liability claims that could result from the production, use or consumption of the product, as well as for alleged infringements of any patent or other intellectual property right by a third party. With respect to consultants, we indemnify them from claims arising from the good faith performance of their services.

Should our obligation under an indemnification provision exceed applicable insurance coverage or if we were denied insurance coverage, our business, financial condition and results of operations could be adversely affected. Similarly, if we are relying on a collaborator to indemnify us and the collaborator is denied insurance coverage or does not have assets available to indemnify us, our business, financial condition and results of operations could be adversely affected.

Our business and operations would suffer in the event of computer system failures.

Despite the implementation of security measures, our internal computer systems, and those of our CROs, our partners and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. In addition, our systems safeguard important confidential personal data regarding our subjects. If a computer failure were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of omadacycline and other product candidates could be delayed.

We may be unable to sell Intermezzo and may not receive revenue from the assignment of the TO-2070 assets pursuant to the SNBL Termination Agreement.

The success of sales of Intermezzo in the United States is dependent on the ability of Purdue Pharma to successfully commercialize Intermezzo pursuant to the Purdue License Agreement. The terms of the Purdue License Agreement provide that Purdue Pharma can terminate the agreement for any reason at any time upon advance notice of 180 days. If the Purdue License Agreement is terminated, our ability to generate revenue from sales of Intermezzo will be harmed. We do not intend to develop or commercialize Intermezzo ourselves. If the Purdue License Agreement is terminated and we decide to commercialize Intermezzo, we will be required to develop our own sales and marketing organization, fund any future clinical studies or other required regulatory activities (including any post-approval studies), and bear increased litigation expenses due to ANDA proceedings. We do not currently have the infrastructure in place or adequate resources to launch a commercial product and implementing such infrastructure would require substantial time and resources. The value of Intermezzo, including the royalty stream, has been significantly impaired by the recent unfavorable ruling in the ANDA litigation (see the section titled “Legal Proceedings—Intermezzo Patent Litigation”). Alternatively, we may enter into another strategic collaboration in order to commercialize Intermezzo in the United States.

The manner in which Purdue Pharma commercializes Intermezzo, including the amount and timing of Purdue Pharma’s investment in commercial activities and pricing of Intermezzo, will have a significant impact on the ultimate success of Intermezzo in the United States, and the success of the overall commercial arrangement with Purdue Pharma. If Purdue Pharma deems Intermezzo to have insufficient market potential, it may continue to decrease its commercialization efforts, which would likely result in decreased sales of Intermezzo and negatively impact our business and operating results. During the first quarter of 2014, Purdue Pharma discontinued use of the Purdue Pharma sales force to actively market Intermezzo to healthcare professionals. Consequently, sales of the product have since declined.

Although we assigned all of our rights, interest and title to the TO-2070 assets to SNBL in exchange for a portion of certain future net revenue received by SNBL, up to an aggregate of $2.0 million, we are dependent upon the ability of SNBL to successfully license the TO-2070 assets. The manner in which SNBL licenses the TO-2070 assets, including the amount and timing of SNBL’s investment in marketing and licensing activities, will have a significant impact on our ability to receive revenue pursuant to the SNBL Termination Agreement. If SNBL deems TO-2070 to have insufficient licensing potential, SNBL may decrease efforts to seek a licensing partner, which would likely decrease any future revenue that we would receive pursuant to the SNBL Termination Agreement.

Risks Related to Our Intellectual Property

If we are unable to obtain and enforce patent protection for our product candidates and related technology, our business could be materially harmed.

Issued patents may be challenged, invalidated or circumvented. In addition, court decisions may introduce uncertainty in the enforceability or scope of patents owned by biotechnology companies. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not allow us to protect our inventions with patents to the same extent as the laws of the United States. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. If such inventions or related inventions are successfully patented by others, we may be required to obtain licenses under third-party patents to market our product candidates, as described in greater detail below. Therefore, enforceability and scope of our patents in the United States and in foreign countries cannot be predicted with certainty, and, as a result, any patents that we own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives.

Our strategy depends on our ability to identify and seek patent protection for our discoveries. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. The issuance of a patent does not ensure that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product and practicing our own patented technology. Third parties may also seek to market generic versions of any approved products by submitting ANDAs to the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable and/or not infringed. Alternatively, third parties may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid and/or unenforceable. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries. Outside of the United States, patent protection must be sought in individual jurisdictions, further adding to the cost and uncertainty of obtaining adequate patent protection outside of the United States. Accordingly, we cannot predict whether additional patents protecting our technology will issue in the United States or in foreign jurisdictions, or whether any patents that do issue will have claims of adequate scope to provide competitive advantage. Moreover, we cannot predict whether third parties will be able to successfully obtain claims or the breadth of such claims. The allowance of broader claims may increase the incidence and cost of patent interference proceedings, opposition proceedings and/or reexamination proceedings, the risk of infringement litigation and the vulnerability of the claims to challenge. On the other hand, the allowance of narrower claims does not eliminate the potential for adversarial proceedings and may fail to provide a competitive advantage. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage. Moreover, even after they have issued, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited or will expire prior to the commercialization of our product candidates, other companies may be better able to develop products that compete with our products which could adversely affect our competitive business position, business prospects and financial condition. The following are examples of litigation and other adversarial proceedings or disputes that we could become a party to involving our patents or patents licensed to us:

•	we or our partners may initiate litigation or other proceedings against third parties to enforce our patent rights;

•	third parties may initiate litigation or other proceedings seeking to invalidate patents owned by or licensed to us or to obtain a declaratory judgment that their product or technology does not infringe our patents or patents licensed to us;

•	third parties may initiate opposition or reexamination proceedings challenging the validity or scope of our patent rights, requiring us or our partners to participate in such proceedings to defend the validity and scope of our patents;

•	there may be a challenge or dispute regarding inventorship or ownership of patents currently identified as being owned by or licensed to us;

•	the USPTO may initiate an interference between patents or patent applications owned by or licensed to us and those of our competitors, requiring us or our collaborators to participate in an interference proceeding to determine the priority of invention, which could jeopardize our patent rights; or

•	third parties may submit ANDAs to the FDA seeking approval to market generic versions of our future approved products prior to expiration of relevant patents owned by or licensed to us, requiring us to defend our patents, including by filing lawsuits alleging patent infringement.

These lawsuits and proceedings would be costly and could affect our results of operations and divert the attention of our managerial and scientific personnel. There is a risk that a court or administrative body would decide that our patents are invalid or not infringed by a third party’s activities or that the scope of certain issued claims must be further limited. An adverse outcome in a litigation or proceeding involving our own patents could limit our ability to assert our patents against these or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. An adverse outcome in a dispute involving inventorship or ownership of our patents could, for example, subject us to additional royalty obligations and expand the number of product candidates that are subject to the royalty and other obligations of our license agreement with Tufts.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to develop a platform that is similar to, or better than, ours in a way that is not covered by the claims of our patents;

•	others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of our patents;

•	we might not have been the first to make the inventions covered by our pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	we may be unable to effectively protect our trade secrets;

•	any patents that we obtain may not provide us with any competitive advantages or may ultimately be found invalid or unenforceable;

•	we may not develop additional proprietary technologies that are patentable; or

•	the patents of others may have an adverse effect on our business.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

Our and our partners’ success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to manufacture, use, sell, offer for sale or import our future approved products or impair our competitive position. Patents that we believe we do not infringe, but that we may ultimately be found to infringe, could be issued to third parties. In addition, to the extent that a third party develops new technology that covers our product candidates, we and our partners may be required to obtain licenses to that technology, which licenses may not be available or may not be available on commercially reasonable terms. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing product candidates using our technology. Our failure to obtain a license to any technology that we require may materially harm our business, financial condition and results of operations. Moreover, our or our partners’ failure to maintain a license to any technology that we requires may also materially harm our business, financial condition and results of operations. Furthermore, we would be exposed to a threat of litigation.

In the pharmaceutical industry, significant litigation and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights have become commonplace. The types of situations in which we may become a party to such litigation or proceedings include:

•	we or our partners may initiate litigation or other proceedings against third parties seeking to invalidate the patents held by those third parties or to obtain a judgment that our products or processes do not infringe those third parties’ patents;

•	if our competitors file patent applications that claim technology also claimed by us, we or our collaborators may be required to participate in interference or opposition proceedings to determine the priority of invention, which could jeopardize our patent rights and potentially provide a third party with a dominant patent position;

•	if third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we and our collaborators will need to defend against such proceedings;

•	if third parties initiate litigation claiming that our brand names infringe their trademarks, we and our collaborators will need to defend against such proceedings; and

•	if a license to necessary technology is terminated, the licensor may initiate litigation claiming that our processes or products infringe or misappropriate their patent or other intellectual property rights and/or that we breached our obligations under the license agreement, and we and our collaborators would need to defend against such proceedings.

These lawsuits would be costly and could affect our results of operations and divert the attention of our managerial and scientific personnel. There is a risk that a court would decide that we or our partners are infringing the third party’s patents and would order us or our collaborators to stop the activities covered by the patents. In that event, we or our partners may not have a viable alternative to the technology protected by the patent and may need to halt work on the affected product candidate. In addition, there is a risk that a court will order us or our partners to pay the other party damages. An adverse outcome in any litigation or other proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. Any of these outcomes could have a material adverse effect on our business.

The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not develop or obtain non-infringing technology, fail to defend an infringement action successfully or has infringed patents declared invalid, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling our product candidates.

The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

If we or our partners fail to comply with our obligations under our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are currently party to an intellectual property license agreement with Tufts. The license agreement imposes, and we expect that future license agreements may impose, various diligence, milestone payment, royalty, insurance and other obligations on us. For example, we are required to use our best efforts to develop and commercialize licensed products under the agreement. If we fail to comply with our obligations under the license, Tufts may have the right to terminate the license agreement, in which event we might not be able to market any product that is covered by the agreement, such as omadacycline. Termination of the license agreement or reduction or elimination of our licensed rights may result in us having to negotiate a new or reinstated license with less favorable terms. If Tufts were to terminate its license agreement with us for any reason, our business could be materially harmed. In the event that we are unable to maintain the Tufts license, we may lose the ability to exclude third parties from offering substantially identical products for sale and may even risk the threat of a patent infringement lawsuit from our former licensor based on our continued use of its intellectual property. Either of these events could adversely affect our competitive business position and harm our business.

Under our license agreement with Tufts, we are responsible for prosecution and maintenance of the licensed patents and patent applications, including payment of necessary government fees. In the event that any of the licensed patents or patent applications unintentionally lapse or are otherwise materially diminished in value, our relationship with Tufts could be harmed. This could result in termination of the license, loss of the rights to control prosecution of the licensed patents and patent applications and/or liability to Tufts for any loss.

If we or our partners are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, know-how and confidential and proprietary information. To maintain the confidentiality of trade secrets and proprietary information, we enter into confidentiality agreements with our employees, consultants, collaborators and others upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees and our personnel policies also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions. To the extent that an individual who is not obligated to assign rights in intellectual property to us is rightfully an inventor of intellectual property, we may need to obtain an assignment or a license to that intellectual property from that individual. Such assignment or license may not be available on commercially reasonable terms or at all.

Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. The disclosure of our trade secrets would impair our competitive position and may materially harm our business, financial condition and results of operations. Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In addition, others may independently discover trade secrets and proprietary information, and the existence of our own trade secrets affords no protection against such independent discovery.

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously or concurrently employed at research institutions and/or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or that patents and applications we have filed to protect inventions of these employees, even those related to one or more of our product candidates, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we rely on our outside counsel to pay these fees when due. Additionally, the USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business. In addition, we are responsible for the payment of patent fees for patent rights that we have licensed from other parties. If any licensor of these patents does not itself elect to make these payments, and we fail to do so, we may be liable to the licensor for any costs and consequences of any resulting loss of patent rights.

Risks Related to Our Common Stock.

The trading price of our common stock is volatile.

The trading price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the trading price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for omadacycline or other product candidates, and delays or failures to obtain such approvals;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	issues in manufacturing our approved products, if any, or product candidates;

•	the results of our current and any future clinical trials of our product candidates;

•	the entry into, or termination of, key agreements, including key commercial partner agreements;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;

•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	adverse publicity relating to the antibiotics and insomnia markets, including with respect to other products and potential products in such markets;

•	the introduction of technological innovations or new therapies that compete with our potential products;

•	the loss of key employees;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	changes in the structure of healthcare payment systems; and

•	period-to-period fluctuations in our financial results.

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

We do not anticipate that we will pay any cash dividends in the foreseeable future.

On May 14, 2014, we announced that our board of directors had approved a special cash dividend of $15.96 per share. Cash was distributed for this dividend to our stockholders of record at the close of business on May 26, 2014. On October 14, 2014, we announced that our board of directors had approved a special dividend of $8.01 per share and the right to receive, on a pro rata basis, 100% of any royalty income received by us prior to the second anniversary of the closing date of the Merger pursuant to the Purdue Collaboration Agreement. Cash was distributed for this dividend to our stockholders of record at the close of business on October 24, 2014.

Other than future special dividends of any royalty income we may receive pursuant to the Purdue Collaboration Agreement, we expect that we will retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain, if any, for the foreseeable future.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.

Provisions in our certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and the ability of the board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits stockholders owning in excess of 15% of our voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

Future sales of shares by existing stockholders could cause the trading price of our common to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of the our common stock could decline. As of February 28, 2015, approximately 3.5 million shares of common stock are held by our directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act, and various vesting agreements. In addition, approximately 1.3 million shares of common stock that are subject to outstanding options as of February 28, 2015 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Because our recent merger resulted in an ownership change under Section 382 of the Internal Revenue Code for Transcept, Transcept’s pre-merger net operating loss carryforwards and certain other tax attributes are subject to limitations. The net operating loss carryforwards and other tax attributes of the former Paratek entity and us may also be subject to limitations as a result of ownership changes.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Merger resulted in an ownership change for Transcept and, accordingly, Transcept’s net operating loss carryforwards and certain other tax attributes are subject to limitations on their use after the Merger. Old Paratek’s net operating loss carryforwards may also be subject to limitation as a result of prior shifts in equity ownership and/or the Merger. Additional ownership changes in the future could result in additional limitations on Transcept’s, Old Paratek’s and our net operating loss carryforwards, even if the Tax Benefit Preservation Plan adopted by the Transcept board of directors in September 2013 remains in place. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of Transcept’s, Old Paratek’s or our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of former employers.

Certain of our former employees were previously employed at universities or other biotechnology or pharmaceutical companies, including competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we ourselves inadvertently or otherwise used or disclosed trade secrets or other proprietary information. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent us or a collaboration partner’s ability to develop or commercialize certain potential products, which could severely harm the business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

If we fail to continue to meet all applicable NASDAQ Global Market requirements and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is listed on The NASDAQ Global Market. In order to maintain our listing, we must meet minimum financial, operating and other requirements, including requirements for a minimum amount of capital, a minimum price per share and active operations. If we are unable to comply with NASDAQ’s listing standards, NASDAQ may delist our common stock. If our common stock is delisted for any reason, it could reduce the value of our common stock and our liquidity. Delisting could also adversely affect our ability to obtain financing for the continuation of our operations or to use our common stock in acquisitions.

If securities or industry analysts do not publish research or reports or publish inaccurate or unfavorable research about us, the trading price and trading volume of our common stock could decline.

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our common stock. As of February 28, 2015, we had research coverage by a single securities analyst. If the analyst who covers us downgrades our common stock or publishes inaccurate or unfavorable research regarding us or our business model, technology or stock performance, the trading price of our common stock would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of the trading price of our common stock.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on the trading price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require an annual management assessment of the effectiveness of our internal control over financial reporting and, depending on our public float, a report by our independent registered public accounting firm attesting to the effectiveness of our internal control over financial reporting at the end of the fiscal year. We will conduct our first annual management assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. If we fail to maintain the adequacy of our internal control over financial reporting as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot in the future favorably assess, or, if required, our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on the trading price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in Boston, Massachusetts, where we occupy approximately 15,088 square feet of office space under a lease that expires in 2016. Beginning in January 2015, we also rent on a monthly basis approximately 600 square feet of office space in King of Prussia, Pennsylvania. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3.	Legal Proceedings

Intermezzo Patent Litigation

In July 2012, we received notifications from three companies, Actavis Elizabeth LLC, or Actavis, Watson Laboratories, Inc.—Florida, or Watson, and Novel Laboratories, Inc., or Novel, in September 2012 from each of Par Pharmaceutical, Inc. and Par Formulations Private Ltd., together, the Par Entities, in February 2013 from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., together, Dr. Reddy’s, and in July 2013 from TWi Pharmaceuticals, Inc., or Twi, stating that each has filed with the FDA an Abbreviated New Drug Application, or ANDA, that references Intermezzo.

•	Actavis & Watson: In the July 2012 notifications, Actavis and Watson indicated that each company’s ANDA includes Paragraph IV patent certifications to our U.S. Patent Nos. 7,658,945 (expiring

April 15, 2027) and 7,682,628 (expiring February 16, 2025) (together, the “’945 and ’628 Patents”). On November 28, 2012, Watson withdrew its ANDA, and, as a result of such withdrawal, on December 18, 2012, we and Purdue agreed to voluntarily dismiss the action without prejudice and on December 20, 2012 a court order was entered to such effect. The dismissal of Watson’s ANDA had no effect on the ANDA filed by Actavis, a wholly owned subsidiary of Watson Pharmaceuticals, Inc. On January 24, 2013, Actavis notified us that it has included Paragraph IV patent certifications to our U.S. Patent Nos. 8,242,131 (expiring August 20, 2029) and 8,252,809 (expiring February 16, 2025) (together, the “’131 and ’809 Patents”).

•	Novel: In the July 2012 notifications, Novel indicated that its ANDA includes Paragraph IV patent certifications to the ’945 and ’628 Patents. On December 10, 2012, Novel notified us that it has included Paragraph IV patent certifications to the ’131 and ’809 Patents.

•	Par Entities: The ANDAs submitted by the Par Entities each include Paragraph IV patent certifications to the ’945, ’628, ’131 and ’809 Patents.

•	Dr. Reddy’s: The ANDA submitted by Dr. Reddy’s includes Paragraph IV patent certifications to the ’945, ’628, ’131 and ’809 Patents.

•	TWi: The ANDA submitted by TWi includes Paragraph IV patent certifications to the ’945, ’628, ’131 and ’809 Patents.

In August 2012, September 2012, and October 2012, respectively, we joined Purdue Pharma in filing actions against Actavis, Watson and certain of their affiliates, Novel, and the Par Entities, in each action alleging patent infringement and seeking injunctive and other relief. In December 2012, we and Purdue Pharma agreed to voluntarily dismiss the action against Watson without prejudice following its withdrawal of its ANDA application on November 28, 2012. On December 20, 2012, a court order was entered to such effect. The dismissal of Watson’s ANDA had no effect on the ANDA filed by Actavis, a wholly owned subsidiary of Watson Pharmaceuticals, Inc. After receiving the supplemental notifications referenced above, we and Purdue Pharma amended our pending complaints against Actavis and Novel to also allege infringement of the ’131 and ’809 patents, as well as the ’628 patent previously asserted against those companies. The actions against the Par Entities alleged infringement of the ’131 and ’809 patents. In September 2013, we and Purdue Pharma agreed to voluntarily dismiss the action against one of the two Par Entities, Par Formulations Private Ltd., following that Par Entity’s withdrawal of its ANDA. The action against the other Par Entity, Par Pharmaceutical, Inc., remains pending and continues to allege infringement of the ’131 and ’809 patents. On November 24, 2014, the Company joined Purdue in filing a stipulation with Par Pharmaceutical in the Consolidated Action (described below) that (a) the Company, Purdue, and Par agreed be bound by any final judgment in the Consolidated Action concerning the validity or enforceability of the ’131 patent, (b) Par agreed to stipulate to infringement of any claim of the ’131 patent asserted against it Par’s then-pending motion for summary judgment was denied (as it was, on November 25, 2014). Under the stipulation, Paratek, Purdue, and Par agreed to stay the New Jersey action against Par. The Court entered the stipulation on November 25, 2014.

In April 2013, we joined Purdue Pharma in filing an action against Dr. Reddy’s, alleging patent infringement of the ’628, ’131, and ’809 patents, and seeking injunctive and other relief. The New Jersey court has consolidated our actions against each of the above-referenced generic companies into a single action.

In August 2013, we joined Purdue Pharma in filing two actions against TWi. The first action against TWi was filed on August 20, 2013 in the U.S. District Court for the District of New Jersey, and the second action against TWi was filed on August 22, 2013 in the U.S. District Court for the Northern District of Illinois. Each action alleges patent infringement of the ’131 and ’809 patents, and seeks injunctive and other relief. On October 17, 2013, TWi filed answers and counterclaims in both New Jersey and Illinois, in both cases seeking declarations of non-infringement and invalidity as to the ’945, ’628, ’131, and ’809 patents, as well as other relief. On January 13, 2014, the Illinois action against TWi was stayed pending dismissal of the New Jersey action against TWi, or further order of the Illinois court. On January 24, 2014, we and Purdue provided TWi with a covenant not to sue TWi based on its current ANDA formulation under the ’945 or ’628 patents, and on February 28, 2014, we and Purdue filed a motion to dismiss TWi’s counterclaims pertaining to the ’945 or ’628 patents based on the tendering of that covenant not to sue. On April 9, 2014, the New Jersey court denied the motion of Paratek and Purdue. On July 22, 2014, the New Jersey court entered a consent decree and partial final judgment of non-infringement in TWi’s favor on the ’945, ’628, and ’809 patents. The action against TWi remains pending as to the ’131 patent.

On February 26, 2014, the United States District Court for the District of New Jersey, or the District Court, consolidated the action against TWi with the existing Consolidated Action against Actavis, Novel, Par Pharmaceutical, and Dr. Reddy’s. On November 26, 2014, we joined Purdue in filing a stipulation with TWi in the Consolidated Action that (a) Paratek, Purdue, and TWi agreed be bound by any final judgment in the Consolidated Action concerning the infringement, validity, or enforceability of the ‘131 patent, (b) TWi agreed to stipulate to infringement of any claim of the ‘131 patent asserted against it that any defendant in the Consolidated Action was found to infringe and (c) TWi would be deemed not to infringe any such claim that all defendants in the Consolidated Action were found not to infringe. Under the stipulation, Paratek, Purdue, and TWi agreed to stay the New Jersey action against TWi. The Court entered the stipulation on December 1, 2014.

The District Court held a consolidated trial between December 1, 2014 and December 15, 2014 involving Paratek, Purdue, and their patent infringement claims against Actavis, Novel, and Dr. Reddy’s. The District Court then received post-trial briefing and held a February 13, 2015 post-trial hearing. On March 27, 2015, the District Court issued an order and accompanying opinion finding that: (a) the asserted claims of the ‘628 patent, the ‘131 patent, and ‘809 patent are invalid as obvious; (b) Actavis, Novel, and Dr. Reddy’s infringe the ‘131 patent; (c) Novel infringes the ‘628 patent; and (d) Novel and Dr. Reddy’s infringe the ‘809 patent. The District Court’s March 27, 2015 order also directed the parties to submit a proposed form of final judgment consistent with the Court’s findings. We are considering our options in response to the District Court’s findings; however, we do not currently expect that this ruling will adversely affect our financial condition or our business.

As a result of the District Court’s findings, we anticipate that the intangible assets representing Intermezzo product rights will be impaired and the related contingent obligation will be reduced during the first quarter of 2015 in light of an expected decline in Intermezzo sales. See Note 3—Merger Agreement to the notes to our consolidated financial statements for description of the Intermezzo product rights and related contingent obligations. We expect that the patents and patent applications related to the Intermezzo portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire in 2025, excluding any additional terms from patent term adjustments or patent term extensions under the Hatch-Waxman Amendments.

Patent Term Adjustment Suit

In January 2013, we and Purdue Pharma filed suit in the Eastern District of Virginia against the USPTO in connection with certain changes to the Leahy-Smith America Invents Act. We and Purdue Pharma are seeking recalculation of the patent term adjustment of the ’131 Patent. Purdue Pharma has agreed to bear the costs and expenses associated with this litigation. In June of 2013, the judge granted a joint motion to stay the proceedings pending decisions in a number of appeals to the Federal Circuit, including Novartis AG v. Lee 740 F.3d 593 (Fed. Cir. 2014), on which an opinion was issued in January 2014. Since having issued final rules implementing another case filed by Novartis, the USPTO has been working through the civil action cases in order received and issuing remand decisions. Our case is on remand until the USPTO makes its decision on the recalculation of the patent term adjustment.

Stockholder Suit

On October 2, 2014, Continuum Capital, on behalf of itself and a putative class of similarly situated stockholders of the Company, filed a lawsuit in the California Superior Court for Contra Costa County, or the Superior Court, against us and our then current board members (only one of whom remains as a director) as well as against the entity then known as Paratek Pharmaceuticals, Inc., or Old Paratek. The complaint alleges that the then Transcept board members breached fiduciary duties to Transcept stockholders in connection with the Merger announced on June 30, 2014, and that Transcept and its then board of directors failed to make adequate disclosures in soliciting stockholder approval of the Merger, and that Old Paratek aided and abetted the alleged breaches. After expedited discovery, the parties agreed in principal to a settlement and release of all claims by a defined class of pre-merger stockholders of Transcept. In furtherance of the settlement, we supplemented our disclosures regarding the Merger and agreed to pay a negotiated plaintiffs’ attorneys’ fee of $0.6 million. The settlement is subject to the approval of the settlement and fee award, and a dismissal of the action with prejudice each by the Superior Court. The defendants denied any wrongdoing and agreed to settle the action to eliminate the burden and expense of further litigation. On March 4, 2015, the Superior Court entered a preliminary approval order setting May 21, 2015 for the final settlement hearing and directed that notice be provided to the class. In the event the settlement is not consummated, we intend to vigorously defend all claims asserted.

Other Legal Proceedings

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

Market Information

Our common stock is traded on The NASDAQ Global Market under the symbol “PRTK.” Between February 2, 2009 and October 30, 2014, our common stock was traded under the symbol “TSPT.” Prior to February 2, 2009, our common stock was traded under the symbol “NOVC.” On October 30, 2014, in connection with the Merger, we completed a 1-for-12 reverse stock split. The share-related information presented in this Annual Report on Form 10-K has been adjusted to reflect the reverse stock split but not for dividends declared and paid.

The following table sets forth the range of high and low sales prices of our common stock for the quarterly periods indicated as reported by The NASDAQ Global Market.

	Sales Price
	High	Low
Year ended December 31, 2013
First quarter	$81.24	$54.00
Second quarter	$61.08	$33.72
Third quarter	$46.80	$30.24
Fourth quarter	$46.80	$36.36

Year ended December 31, 2014
First quarter	$41.76	$35.38
Second quarter	$39.36	$22.20
Third quarter	$45.96	$23.40
Fourth quarter	$39.80	$16.00

On October 30, 2014, Transcept completed a business combination with Paratek. Transcept securities listed on The NASDAQ Global Market, trading under the ticker symbol “TSPT,” were suspended for trading as of the close of business on Thursday, October 30, 2014 and trading of Paratek securities on The NASDAQ Global Market under the ticker symbol “PRTK” commenced on Friday, October 31, 2014.

The closing price of our common stock as reported by The NASDAQ Global Market on February 27, 2015 was $29.23 per share. As of February 27, 2015, there were approximately 236 holders of record of our common stock.

Dividend Policy

On May 14, 2014, we announced that our board of directors had approved a special cash dividend of $15.96 per share. This dividend was paid to our stockholders of record at the close of business on May 26, 2014.

On October 14, 2014, we announced that our board of directors had approved a special dividend of $8.01 per share and the right to receive, on a pro rata basis, 100% of any royalty income received by us prior to the second anniversary of the closing date of the Merger pursuant to the Purdue License Agreement. The dividend was paid to our stockholders of record at the close of business on October 24, 2014.

Other than future special dividends of any royalty income we may receive pursuant to the Purdue Collaboration Agreement, we do not anticipate that we will pay any additional cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fourth quarter of 2014.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the fourth quarter of 2014.

Item 6.	Selected Financial Data

Prior to October 30, 2014 we were known as Transcept Pharmaceuticals, Inc. On October 30, 2014, we completed the Merger with Paratek Pharmaceuticals, Inc., a private company, or Old Paratek. For accounting purposes, Paratek Pharmaceuticals was deemed to be the acquired entity in the Merger, and the Merger was accounted for as a reverse acquisition. In connection with the Merger, we changed our name to Paratek Pharmaceuticals, Inc. and effected a 1-for-12 reverse stock split of our common stock. Our consolidated financial statements reflect the historical results of Old Paratek prior to the Merger and that of the combined company following the Merger, and do not include the historical results of Transcept Pharmaceuticals, Inc. prior to the completion of the Merger. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the Merger, and the 1-for-12 reverse split of our common stock on October 30, 2014.

The following selected financial data has been derived from our audited consolidated financial statements. The information below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A, “Risk Factors,” of this Annual Report on Form 10-K, and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K, in order to fully understand factors that may affect the comparability of the information presented below. All per share amounts reflect the conversion of Old Paratek common stock to our common stock on October 30, 2014 at the rate of 0.0675 shares of common stock, after giving effect to the 1-for-12 reverse stock split, for each share of Old Paratek common stock outstanding on October 30, 2014.

	Year Ended December 31,
	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$4,342	$478
Operating expenses:
Research and development	5,014	4,631
General and administrative	5,848	3,387
Merger-related costs	1,278	—

Total operating expenses	12,140	8,018

Loss from operations	(7,798)	(7,540)
Non-operating (expense) income, net	(10,037)	2,887

Net loss	(17,835)	(4,653)
Unaccreted dividends on convertible preferred stock	(1,927)	(6,766)

Net loss attributable to common stockholders	$(19,762)	$(11,419)

Net loss per share, basic and diluted	$(7.82)	$(185.13)

Weighted average common shares outstanding, basic and diluted	2,529	62

	As of December 31,
	2014	2013
Selected Consolidated Balance Sheet Data:
Cash	$95,856	$1,212
Total assets	109,967	1,285
Working capital (deficiency)	97,588	(33,577)
Current liabilities	3,741	34,829
Long-term obligations, less current portion	11,002	224
Convertible preferred stock	—	80,565
Common stock and additional paid-in capital	293,090	65,698
Accumulated deficit	(197,866)	(180,031)
Total stockholders’ equity (deficit)	95,224	(114,333)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Prior to October 30, 2014, we were known as Transcept Pharmaceuticals, Inc. On October 30, 2014, we completed a business combination, referred to as the Merger, with Paratek Pharmaceuticals, Inc., a private company. For accounting purposes, Transcept Pharmaceuticals was deemed to be the acquired entity in the Merger.

Company Overview

We are a pharmaceutical company focused on the development and commercialization of innovative antibacterial therapeutics based upon tetracycline chemistry. We have used our expertise in microbial biology and tetracycline chemistry to create chemically diverse and biologically distinct small molecules derived from the tetracycline class of molecules. Our two lead antibacterial product candidates are omadacycline and sarecycline.

Omadacycline is ready to advance into Phase 3, the final stage of clinical development. Omadacycline is a new broad-spectrum antibiotic being developed for potential use as a monotherapy for serious community-acquired bacterial infections where antibiotic resistance is of concern. We believe omadacycline will be used in the emergency room, hospital and community care settings. We have designed omadacycline to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad spectrum antibacterial activity, IV and oral formulations with once-daily dosing, and a favorable safety and tolerability profile. We believe that omadacycline has the potential to become the primary antibiotic choice of physicians for use as a monotherapy for acute bacterial skin and skin structure infections, or ABSSSI, community-acquired bacterial pneumonia, or CABP, urinary tract infections, UTI, and other serious community-acquired bacterial infections, where resistance is of concern.

Our second late-stage, lead antibacterial product candidate, sarecycline, previously known as WC3035, is a novel, once-daily, tetracycline-derived compound designed for use in the treatment of acne and rosacea. We believe that, based upon the data generated to-date, sarecycline possesses favorable anti-inflammatory activity, plus narrow-spectrum antibacterial activity relative to other tetracycline-derived molecules, oral bioavailability, does not cross the blood-brain barrier, and favorable pharmacokinetic, or PK, properties that we believe make it particularly well-suited for the treatment of inflammatory acne in the community setting. We have exclusively licensed rights to sarecycline for the treatment of acne in the United States to Warner Chilcott, now Actavis plc, or Actavis, while retaining rights in the rest of the world. Actavis has informed us that sarecycline entered Phase 3 clinical trials in December 2014 for acne. We have also granted Actavis an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States which converted to a non-exclusive license in December 2014 after Actavis did not exercise its development option with respect to rosacea. There are currently no clinical trials in rosacea underway. In addition, Actavis has announced that upon the closing their merger with Allergan Inc. and, subject to board approval and ratification, the new combined company will be called Allergan.

To date, we have devoted substantially all of our resources to research and development efforts, including conducting clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not yet submitted any product candidates for approval by regulatory authorities, and we do not currently have rights to any products that have been approved for marketing in any territory. We have not generated any revenue from product sales and to date have financed our operations primarily through private placements of our common and convertible preferred stock, note financings, research and development collaborations and, to a lesser extent, through government grants, foundation support, line of credit financings, and equipment lease financings.

We have incurred significant losses since our inception in 1996, and our accumulated deficit at December 31, 2014 was $197.9 million. Our net loss for 2014 and 2013 was $17.8 million and $4.7 million, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, general and administrative costs associated with our operations and noncash items primarily associated with our note financings. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our clinical development expenses to increase in connection with our ongoing activities, particularly as we continue our clinical development of, and seeks regulatory approvals for, our product candidates, prepare for and begin commercialization of any approved products, and add infrastructure and personnel to support our product development efforts.

We do not expect to generate revenue from product sales unless and until we or our partner Actavis successfully complete development and obtain marketing approval for one or more of our product candidates. Accordingly, we anticipate that we will need to raise additional capital, in addition to the cash resources received as part of the Merger, in order to complete the development and commercialization of omadacycline and to advance the development of our other product candidates. Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of equity offerings, debt financings and strategic collaborations. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. We will need to generate significant revenue to achieve and sustain profitability, and we may never be able to do so.

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales. All of our revenue to date has been derived from license fees, milestone payments, reimbursements for research, development and manufacturing activities under licenses and collaborations, and grant payments received from the National Institutes of Health, or NIH, and other non-profit organizations. We do not expect to generate revenue from product sales prior to 2018, at the earliest.

Research and Development Expense

Research and development expenses consisted primarily of costs directly incurred by us for the development of our product candidates, which include:

•	direct employee-related expenses, including salaries, benefits, travel and stock-based compensation expense of our research and development personnel;

•	expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites that will conduct our clinical trials;

•	the cost of acquiring and manufacturing preclinical and clinical study materials and developing manufacturing processes;

•	allocated facilities, depreciation, and other expenses, which include rent and maintenance of facilities, insurance and other supplies;

•	costs associated with preclinical activities and regulatory compliance.

Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites.

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates for which we or any partner obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;

•	future clinical trial results;

•	potential changes in government regulation; and

•	the timing and receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that therapeutic candidate. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of the clinical development of product candidates, or if we experience significant delays in the enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

Our research and development activities in 2014 and 2013 were significantly curtailed as we worked within liquidity constraints. In particular, over the years we have decreased:

•	external spending related to the development of omadacycline due to the delay in our clinical development program;

•	payroll and benefits costs through a reduction in force and other attrition;

•	facilities-related spending (as a result of the early termination of our lease on laboratory space); and

•	external spending on preclinical product candidates.

However, with available cash resources subsequent to closing of the Merger, we have commenced activities to support the start of our two Phase 3 registration trials of omadacycline, one each for the treatment of ABSSSI and CABP, and a Phase 1b study in UTI and we expect our research and development expenditures to increase significantly in 2015.

We manage certain activities such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for omadacycline, sarecycline, and other projects during 2014 and 2013, are as follows:

	Year Ended December 31,
	2014	2013
Omadacycline	$1,834	$144
Sarecycline	—	6
Other external research	24	—

Total external costs	1,858	150
Other research and development costs	3,156	4,481

Total	$5,014	$4,631

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel, including benefits, and stock-based compensation in our executive, legal, patent-related, finance, business development, information technology, general operations and human resources departments.

Our general and administrative activities in 2014 and 2013 were deliberately reduced given restrained development activities and our limited financial resources. We expect, however, that our general and administrative expenses will increase in 2015 as a result of expanded infrastructure, increased payroll, consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to seek and establish collaborations with respect to our product candidates.

Results of Operations

Revenue

	Year Ended December 31,		2014 Compared to 2013
	2014	2013	$ Change	% Change
Research and development collaboration	$4,342	$478	$3,864	808%

Research and development collaboration revenue in 2014 principally relates to a $4.0 million milestone payment from Actavis for commencement of Phase 3 clinical trials of sarecycline and recognition of $0.3 million in deferred revenue upon the termination of a collaborative research, development and commercialization agreement with a leading global animal health provider. Revenue in 2013 principally relates to research and development revenue earned under various collaborations. For 2014 and 2013, revenue from Actavis represented 92% and 32% of our research and development revenue, respectively.

Research and Development Expense

	Year Ended December 31,		2014 Compared to 2013
	2014	2013	$ Change	% Change
Research and development	$5,014	$4,631	$383	8%

The increase in research and development expense in 2014 from 2013 principally relates to an increase in compensation, recruiting and other personnel-related costs and preparation for our planned Phase 3 clinical trials of omadacycline.

General and Administrative Expense

	Year Ended December 31,		2014 Compared to 2013
	2014	2013	$ Change	% Change
General and administrative	$5,848	$3,387	$2,461	73%
Merger-related costs	1,278	—	1,278	nm

Total	$7,126	$3,387	$3,739	110%

The increase in general and administrative expense in 2014 from 2013 principally relates to a $1.5 million increase in professional and consulting services (e.g., legal, accounting, and audit), a $0.8 million increase in compensation, recruiting and other personnel-related costs, and a $0.3 million increase in insurance premiums associated with being a public company. During 2014 we also incurred direct merger-related third-party costs of $1.3 million.

Other Income and Expense

	Year Ended December 31,		2014 Compared to 2013 December 31,
	2014	2013	$ Change	% Change
Other income and expense:
Interest expense, net	$(718)	$(294)	$(424)	(144%)
Loss on exchange of non-convertible notes for common stock	(9,020)	—	(9,020)	nm
(Loss) gain on mark-to-market of notes and warrants	(120)	8,051	(8,171)	(101%)
Loss on issuances of notes and associated equity	—	(4,988)	4,988	nm
Other (losses) and gains, net	(179)	118	(297)	(252%)

Total	$(10,037)	$2,887	$(12,924)	nm

Interest expense, net

Interest expense is principally non-cash interest accruing on our convertible and non-convertible notes outstanding during 2014 and 2013, as well as on an outstanding obligation to Novartis. In connection with the Merger; however, the notes were all exchanged for common stock and interest will no longer accrue on them. Our obligation to Novartis was also re-negotiated in June 2014 and interest no longer accrues on it.

(Losses) and Gains Associated with Notes and Warrants

In 2014 and 2013, we engaged in several fundraising and re-capitalization transactions which gave rise to substantial non-operating gains and losses. With the completion of the October 2014 re-capitalization in connection with the Merger we do not expect these non-cash gains and losses to continue.

During 2014, we recognized a $9.0 million non-cash loss on the exchange of non-convertible notes for common stock in connection with the Merger and October 2014 recapitalization transactions.

During 2013, we recorded a gain of $8.0 million related to the change in fair value of the convertible notes, and we recorded losses of $2.0 million upon the issuance of notes issued in 2013 and $2.9 million upon the issuance of equity associated with the notes issued in 2013.

Liquidity and Capital Resources

Prior to the Merger and recapitalization in October 2014 we were subject to significant liquidity constraints. During 2014 and 2013 we significantly curtailed our research and development and other operating activities as we worked within financial constraints. We have financed our operations primarily through private placements of convertible preferred stock, note financings, research and development collaborations and, to a lesser extent, through government grants, foundation support, lines of credit and equipment lease financing.

As of December 31, 2014, we had cash of $95.9 million. We are working to initiate a pivotal registration program, including two Phase 3 registration trials of omadacycline, one each for the treatment of CABP and ABSSSI in 2015.

The following table summarizes our cash provided by and (used in) operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2014	2013
Net cash used in operating activities	$(18,533)	$(6,359)
Net cash provided by investing activities	13,667	396
Net cash provided by financing activities	99,510	6,159

Operating Activities

Cash used in operating activities for 2014 of $18.5 million was primarily the result of our $17.8 million net loss less $10.7 million of non-cash items (principally comprised of a loss on exchange of non-convertible notes for common stock), and $11.4 million net use of working capital primarily in our payment of net liabilities. Our $18.5 million use of cash in operating activities for 2014 compares to $6.4 million of cash used in operating activities in 2013. During 2014 and 2013, we significantly curtailed our research and development and other operating activities as we worked within financial constraints.

Investing Activities

Net cash provided by investing activities for 2014 is primarily the result of the net cash acquired in the October 2014 Merger. Other investing activities in 2014 and 2013 include purchases and sales of equipment and a security deposit associated with an operating lease.

Financing Activities

Net cash provided by financing activities for 2014 is primarily comprised of the following:

•	$89.8 million from the October 2014 issuance of 8,068,766 shares of common stock concurrent with the Merger with Transcept and other re-capitalization activities;

•	$5.1 million from a bridge loan from Transcept over the course of the third quarter of 2014 in advance of the Merger; and

•	$5.5 million from the issuance of senior secured, non-convertible promissory notes in March 2014.

The $99.5 million net cash provided in 2014 compares to $6.2 million in 2013. Cash provided by financing activities during 2013 was principally from the issuance of $4.8 million in convertible notes.

Future Funding Requirements

We have not generated any revenue from product sales. We do not know when, if ever, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we or our partner Actavis obtain regulatory approval of and commercialize omadacycline, sarecycline or any of our other product candidates. At the same time, we expect our expenses to increase in connection with ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. We also expect to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our product candidates, we anticipate that we will need substantial additional funding in connection with our continuing operations to support commercial activities associated with our lead product candidate, omadacycline.

We have not completed development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	initiate and conduct our Phase 3 registration trials of omadacycline;

•	seek regulatory approvals for any of our product candidates that successfully complete registration trials;

•	establish a sales, marketing and distribution infrastructure and increases to our manufacturing capabilities to commercialize any products for which we may obtain regulatory approval; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

Based upon our current operating plan, we anticipate that our cash and milestone payments from our license agreement with Actavis will enable us to fund our operating expenses and capital expenditure requirements through the unblinding of the top line results of the Phase 3 ABSSSI clinical trial, which we currently expect to occur in the third quarter of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the progress of clinical development of omadacycline;

•	the number and characteristics of other product candidates that we pursue;

•	the scope, progress, timing, cost and results of research, preclinical development and clinical trials;

•	the costs, timing and outcome of seeking and obtaining FDA and non-U.S. regulatory approvals;

•	the costs associated with manufacturing and establishing sales, marketing and distribution capabilities;

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to hire additional management, scientific and medical personnel;

•	the effect of competing products that may limit market penetration of our product candidates;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems; and

•	the economic and other terms, timing and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future, including the timing of receipt of any milestone or royalty payments under these arrangements.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of equity offerings, debt financings, strategic collaborations and grant funding. We do not have any committed external sources of funds other than our collaboration with Actavis, which is terminable by Actavis upon prior written notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Off-Balance Sheet Arrangements

During 2013 and 2014 we did not engage in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Estimates relate to aspects of our revenue recognition, accrued expenses, tax valuation reserves, useful lives and carrying values of our long-lived tangible and intangible assets, and, historically, fair value of our common stock as a private company. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to assist stockholders and investors reading the consolidated financial statements in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We enter into product development agreements with collaborators for the research and development of therapeutic products. The terms of these agreements may include nonrefundable signing and licensing fees, funding for research, development and manufacturing, milestone payments, and royalties on any product sales derived from collaborations. We assess these multiple elements in accordance with FASB ASC 605 Revenue Recognition, in order to determine whether particular components of the arrangement represent separate units of accounting.

In January 2011, we adopted authoritative guidance on revenue recognition for multiple element arrangements. This guidance, which applies to multiple element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a best estimate of selling price if vendor-specific objective evidence and third-party evidence are not available. Deliverables under the arrangement will be separate units of accounting provided that a delivered item has value to the customer on a stand-alone basis and if the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

We recognized upfront license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations could be determined, such obligations are accounted for separately as the obligations are fulfilled. If the license is considered to either not have stand-alone value or have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement is accounted for as a single unit of accounting, and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations will be performed.

Whenever we determined that an arrangement should be accounted for as a single unit of accounting, we determined the period over which the performance obligations will be performed and revenue will be recognized. If we could not reasonably estimate the timing and the level of effort to complete our performance obligations under the arrangement, then we recognized revenue under the arrangement on a straight-line basis over the period that we expected to complete our performance obligations, which was reassessed at each subsequent reporting period.

Our collaboration agreements also include additional payments upon the achievement of performance-based milestones. As milestones are achieved, a portion of the milestone payment, equal to the percentage of the total time that we have performed the performance obligations to date over the total estimated time to complete the performance obligations, multiplied by the amount of the milestone payment, is recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period. If we have no future obligations under the collaboration agreement, the milestone payments are recognized as revenue in the period the milestone is achieved. Milestones that are tied to regulatory approval are not considered probable of being achieved until such approval is received. Milestones tied to counterparty performance are not included in our revenue model until the performance conditions are met.

To date, we have not received any royalty payments or recognized any royalty revenue. We will recognize royalty revenue upon the sale of the relevant products, provided we have no remaining performance obligations under the arrangement.

We also adopted guidance that permits the recognition of revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets certain criteria and is considered to be substantive. As such, we plan to recognize revenue in the period in which the milestone is achieved, only if the milestone is considered to be substantive based on the following criteria:

a.	The milestone is commensurate with either of the following:

The vendor’s performance to achieve the milestone.

The enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone.

b.	The milestone relates solely to past performance.

c.	The milestone is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

We did not enter into any significant multiple element arrangements or materially modify any of our other existing multiple element arrangements during the years ended December 31, 2014 or 2013.

We record deferred revenue when payments are received in advance of the culmination of the earnings process. This revenue is recognized in future periods when the applicable revenue recognition criteria have been met.

Accrued Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed for us and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us periodically in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated expenses include fees paid to:

•	clinical research organizations, or CROs, in connection with clinical trials;

•	contract manufacturing organizations, or CMOs, with respect to clinical material supply;

•	vendors in connection with preclinical development and operational activities; and

•	legal and other professional service providers.

We base our expenses on our estimates of the services received and efforts expended pursuant to contractual arrangements with CROs, professional service firms and other vendors. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differs from the actual status and timing of services performed we may report amounts that are too high or too low in any particular period. To date, there have been no material differences from our estimates to the amount actually incurred.

Research and Development Expenses

We charge costs of our research and development to expense as incurred. Research and development expenses consist of the costs incurred in performing research and development activities, including personnel-related costs, stock-based compensation, facilities, research-related overhead, clinical trial costs, contracted services, manufacturing, license fees and other external costs. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received rather than when the payment is made.

Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which these temporary differences are expected to be recovered or settled. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves are based on a determination of whether and how much of a tax benefit taken by us in our tax filing is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as components of income tax expense. To date, we have not taken any uncertain tax positions or recorded any reserves, interest or penalties.

Valuation of Goodwill and Other Long-Lived Intangible Assets

Our finite-lived intangible and fixed assets are stated at cost less accumulated amortization and depreciation. We calculate amortization and depreciation expenses by the straight-line method using estimated useful lives of the related assets. We review finite-lived assets for impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset (or asset group) may not be recoverable. Our impairment review is based on an estimate of the undiscounted cash flows at the lowest level for which identifiable cash flows exist and impairment occurs when the book value of the asset exceeds the estimated future undiscounted cash flows generated by the asset. When an impairment is indicated, a charge is recorded for the difference between the book value of the asset and its fair value. Depending on the asset, estimated fair value may be determined either by use of a discounted cash flow model, or by reference to estimated selling values of assets in a similar condition.

As to finite-lived assets, we have noted no significant events or changes in circumstances indicating the carrying value of the assets may not be recoverable. As such, no follow-on detail reviews or tests have been conducted, and no impairment charges have been recorded nor changes to original estimates of useful lives made.

Goodwill impairment occurs when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. We would then record an impairment charge being the difference between the carrying amount and the implied fair value of the reporting unit’s goodwill. We test for goodwill impairment annually, on October 1, unless there are indications during an interim period that these assets are more likely than not to have become impaired.

Valuation of Financial Instruments—Derivative Liability

In accordance with FASB ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities, we accounted for our derivative liability associated with our Convertible Notes based on estimated fair values at the time of the transaction. The difference between the fair value of the derivative liability and the proceeds received was recorded as other expense at the closing. At each reporting period, any change in fair value of the incremental value of the derivative liability was reported as other expense or income. We measured the fair value of the derivative liability based upon a contemporaneous valuation and utilized a probability-weighted discounted cash flow methodology.

Stock-Based Compensation

In accordance with FASB ASC Topic 718, Compensation—Stock Compensation, we account for stock-based compensation by measuring and recognizing compensation expense for all stock-based awards made to employees, including stock options, based on the estimated grant date fair values. We allocate compensation expense to reporting periods over each optionee’s requisite service period, which is generally the vesting period. When applicable, we account for these equity instruments based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

We estimate the fair value of stock-based awards to employees using the Black-Scholes option valuation model. Determining the fair value of stock-based awards requires the use of highly subjective assumptions, including volatility, the calculation of expected term, risk-free interest rate and the fair value of the underlying common stock on the date of grant, among other inputs. The assumptions used in determining the fair value of stock-based awards represent our best estimates, which involve inherent uncertainties and the application of judgment. As a result, if factors change, and different assumptions are used, our level of stock-based compensation could be materially different in the future.

The expected volatility rate that we use to value stock option grants is based on historical volatilities of a peer group of similar companies whose share prices are publicly available. The peer group includes companies in the pharmaceutical and biotechnology industries at a similar stage of development or with a similar clinical focus. Because we do not have a sufficient history to estimate the expected term, we use the average expected life of options based on comparable companies’ estimates. The risk-free interest rate assumption was based on zero coupon U.S. treasury instruments that had terms consistent with the expected term of the stock option grants. The expected dividend yield is based on our expectation of not paying dividends for the foreseeable future.

We recognize compensation expense for only the portion of options that are expected to vest. Accordingly, expected future forfeiture rates of stock options have been estimated based on our historical forfeiture rate, as adjusted for known trends. Forfeitures are estimated at the time of grant. If actual forfeiture rates vary from historical rates and estimates, additional adjustments to compensation expense may be required in future periods.

Common Stock Fair Value

Prior to the Merger with Transcept Pharmaceuticals and becoming a public company, per share estimates of the fair value of Old Paratek common stock represented the determination by its board of directors of the fair value of its common stock as of the date of grant, taking into consideration various objective and subjective factors, including those discussed below. This was principally for the purposes of issuing restricted stock and granting stock options to employees. The per share estimated fair value for stock option grants was computed based on the Black-Scholes option valuation model.

Historically, Old Paratek granted stock options at exercise prices equal to the estimated fair value of the common stock. Prior to the Merger with Transcept, there was not an active market for Old Paratek common stock and the fair value for purposes of determining the exercise price for stock option grants was determined by its board of directors, with the assistance and upon the recommendation of management, in good faith based on a number of objective and subjective factors including:

•	the prices of Old Paratek convertible preferred stock sold to or exchanged between outside investors in arm’s length transactions, and the rights, preferences and privileges of the convertible preferred stock as compared to those of our common stock, including the liquidation preferences of the convertible preferred stock;

•	results of operations, financial position and the status of research and development efforts, including clinical trial data for various compounds under development;

•	the composition of, and changes to, the management team and board of directors;

•	the likelihood of achieving a liquidity event for the holders of common stock and stock options, such as an initial public offering, given prevailing market conditions, or a strategic merger or sale of Old Paratek;

•	the lack of liquidity of its common stock as a private company;

•	the material risks related to the business;

•	achievement of enterprise milestones, including results of clinical trials and entering into or terminating collaboration and license agreements;

•	the market performance of publicly traded companies in the life sciences and biotechnology sectors, and recently completed mergers and acquisitions of companies comparable to us;

•	external market conditions affecting the life sciences and biotechnology industry sectors; and

•	contemporaneous valuations prepared in accordance with methodologies outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

There were significant judgments and estimates inherent in the determination of these valuations. These judgments and estimates included assumptions regarding its future performance, including the successful completion of its clinical trials and the time to completing an initial public offering or sale, as well as the determination of the appropriate valuation methods at each valuation date. If we had made different assumptions, the valuation could have been different.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in

Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are currently evaluating the impact of this ASU.

In June 2014, the FASB issued ASU 2014-12 Compensation—Stock Compensation. The amendments in this update create Topic 718, Compensation—Stock Compensation. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. The amendments should be applied prospectively to all share-based payment awards that are granted or modified on or after the effective date, or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the consolidated financial statements and to all new or modified awards thereafter. The adoption of this pronouncement is not expected to have an impact on our financial position or results of operations.

In August 2014, the FASB issues ASU 2014-15 Presentation of Financial Statements-Going Concern. The amendments in this update apply to all reporting entities and require an entity’s management, in connection with preparing financial statements for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for annuals period ending after December 15, 2016. Early application is permitted. We are currently evaluating the impact of this ASU.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future years (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$1,026	$513	$513	$—	$—
Licenses	350	25	50	50	225

Total contractual cash obligations	$1,451	$538	$563	$50	$225

Lease

As of December 31, 2014, we have two years remaining on an operating lease agreement for our corporate office space in Boston, Massachusetts.

Licenses

Under a license agreement with Tufts University, we are required to make aggregate regulatory milestone payments of up to $300,000 associated with the filing of an NDA and approval of its first product candidate, $50,000 of which has been paid. We are also obligated to pay Tufts a minimum royalty each year if we do not sponsor at least $100,000 of research at Tufts in such year. We also agreed to pay Tufts royalties based on gross sales of products, as defined in the agreement, ranging in the low single digits depending on the applicable field of use for such product sale. Also, if we enter into a sublicense under the agreement, we agreed to pay Tufts a percentage, ranging from the low-to-mid teens based on the applicable field of use for such product, of the license maintenance fees or sublicense issue fees paid to us by the sublicensee and the lesser of a percentage, ranging from the low teens to the high twenties based on the applicable field of use for such product, of the royalty payments made to us by the sublicensee or the amount of royalty payments that would have been paid by us to Tufts if we had sold the product.

In September 2009, we and Novartis entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. We and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, EMA or any regulatory agency. This right of negotiation exists only to the extent we had not previously granted such commercialization rights related to omadacycline to another third party as of any such approval. We also agreed to pay Novartis a 0.25% royalty based on annual net sales of our omadacycline products. There are no other payment obligations to Novartis under either the Novartis Agreement or the Novartis Letter Agreement.

Contract Service Providers

In the course of normal business operations, we also have agreements with contract service providers to assist in the performance of research and development, clinical trials, manufacturing and other activities for operating purposes which are cancelable at any time by us, generally upon 30 days prior written notice. These payments are not included in this table of contractual obligations.

We could also enter into additional collaborative research, contract research, manufacturing, supplier and contractor agreements in the future, which may require upfront payments and/or long-term commitments of cash.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our cash as of December 31, 2014 consisted solely of cash accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our cash. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our current cash balance. We intend to invest our existing cash into an investment portfolio in 2015 and we intend to develop that portfolio according to our investment policy such that our operating results or cash flows will not be affected to any significant degree by the effect of a sudden change in market interest rates on that investment portfolio.

We contract with contract research organizations and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise. As of December 31, 2014, substantially all of our total liabilities were denominated in U.S. dollars.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Paratek Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Paratek Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended. Paratek Pharmaceuticals, Inc.‘s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paratek Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Vienna, Virginia

April 1, 2015

Paratek Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except for share and par value)

	Year Ended December 31,
	2014	2013
Assets
Current assets
Cash	$95,856	$1,212
Accounts receivable	4,434	—
Other current assets	1,039	40

Total current assets	101,329	1,252

Restricted cash	2,946	—
Fixed assets, net	49	33
Intangible assets, net	4,814	—
Goodwill	829	—

Total assets	$109,967	$1,285

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$489	$7,482
Accrued expenses	3,252	4,783
Derivative liability	—	21,022
Prefunding for financing	—	1,351
Deferred revenue	—	191

Total current liabilities	3,741	34,829

Intermezzo reserve	2,850	—
Contingent obligations	4,560	—
Deferred revenue	—	151
Other liabilities	3,592	73

Total liabilities	14,743	35,053

Commitments and contingencies (Note 15)

Convertible preferred stock	—	80,565

Stockholders’ equity (deficit)
Preferred stock:
Undesignated preferred stock: $0.001 par value; 4,000,000 authorized; no shares issued and outstanding	—	—
Series A Junior participating preferred stock: $0.001 par value; 1,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,417,936 and 67,500 issued and outstanding at December 31, 2014 and 2013, respectively	14	—
Additional paid-in capital	293,076	65,698
Accumulated deficit	(197,866)	(180,031)

Total stockholders’ equity (deficit)	95,224	(114,333)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$109,967	$1,285

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013
Revenue
Research and development collaborations	$4,342	$478

Operating expenses:
Research and development	5,014	4,631
General and administrative	5,848	3,387
Merger-related costs	1,278	—

Total operating expenses	12,140	8,018

Loss from operations	(7,798)	(7,540)
Other income and expenses:
Interest expense, net	(718)	(294)
Loss on exchange of non-convertible notes for common stock	(9,020)	—
(Loss) gain on mark-to-market of notes and warrants	(120)	8,051
Loss on issuance of convertible notes	—	(2,040)
Loss on issuance of equity associated with convertible notes	—	(2,948)
Other (losses) and gains, net	(179)	118

Net loss	(17,835)	(4,653)
Unaccreted dividends on convertible preferred stock	(1,927)	(6,766)

Net loss attributable to common stockholders	(19,762)	$(11,419)

Net loss per share attributable to common stockholders:
Basic and diluted net loss per common share	$(7.82)	$(185.13)

Weighted average common shares outstanding
Basic and diluted	2,528,595	61,680

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
		Shares	Amount
Balances at December 31, 2012	$80,565	52,910	$—	$62,500	$(175,378)	$(112,878)
Issuance of common stock under stock option plan	—	4	—	1	—	1
Stock-based compensation expense	—	—	—	249	—	249
Issuance of common stock with 2013 Notes	—	14,586	—	2,948	—	2,948
Net loss	—	—	—	—	(4,653)	(4,653)

Balances at December 31, 2013	80,565	67,500	—	65,698	(180,031)	(114,333)
Issuance of common stock under stock option plan	—	67,500	—	290	—	290
Issuance of new Series A convertible preferred stock in exchange for previously issued preferred stock and convertible notes	21,140	—	—	—	—	—
Convertible preferred stock exchanged for common stock	(101,705)	3,249,231	3	101,702	—	101,705
Non-convertible note exchanged for common stock	—	1,335,475	1	15,393	—	15,394
Warrants for preferred stock exchanged for warrants for common stock	—	—	—	40	—	40
Issuance of common stock in the Merger	—	1,629,464	2	19,784	—	19,786
Issuance of common stock, net of expenses	—	8,068,766	8	89,753	—	89,761
Stock-based compensation expense	—	—	—	416	—	416
Net loss	—	—	—	—	(17,835)	(17,835)

Balances at December 31, 2014	$—	14,417,936	$14	$293,076	$(197,866)	$95,224

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013
Net loss	$(17,835)	$(4,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	196	98
Stock-based compensation expense	706	249
Noncash interest expense	770	297
Loss on convertible note issuance	—	2,040
Loss on equity issuance associated with convertible notes	—	2,948
Loss on exchange of non-convertible notes for common stock	9,020	—
Loss (gain) on mark-to-market on convertible notes and preferred stock warrants	120	(8,051)
Other gains, net	(3)	(172)
Changes in operating assets and liabilities, net of effects of merger
Accounts receivable and other current assets	(4,764)	203
Accounts payable and accrued expenses	(6,401)	1,448
Other liabilities and other assets	—	(575)
Deferred revenue	(342)	(191)

Net cash used in operating activities	(18,533)	(6,359)

Investing activities
Cash acquired in connection with the Merger	13,688	—
Other investing activities	(21)	396

Net cash provided by investing activities	13,667	396

Financing activities
Proceeds from issuance of common stock, net	89,761	1
Proceeds from bridge loan—related party	5,100	—
Proceeds from issuance of non-convertible note	5,480	—
Proceeds from issuance of convertible note	—	4,806
(Refund of) prefunding for financing	(831)	1,352

Net cash provided by financing activities	99,510	6,159

Net increase in cash	94,644	196
Cash at beginning of year	1,212	1,016

Cash at end of year	$95,856	$1,212

Supplemental disclosure of noncash financing activities
Convertible preferred stock exchanged for common stock	$101,705	$—

Issuance of new Series A convertible preferred stock in exchange for previously issued preferred stock and convertible notes	$21,140	$—

Non-convertible note exchanged for common stock	$15,394	$—

Settlement of bridge loan	$5,100	$—

Conversion of prefunding to non-convertible note	$520	$—

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	Organization

Paratek Pharmaceuticals, Inc. (the “Company” or “Paratek”) is a Delaware corporation with its corporate office in Boston, Massachusetts and an office in King of Prussia, Pennsylvania. The Company is a pharmaceutical company focused on the development and commercialization of innovative antibacterial therapeutics based upon tetracycline chemistry.

Prior to October 30, 2014, the name of the Company was Transcept Pharmaceuticals, Inc. (“Transcept”). On October 30, 2014, Transcept completed its business combination with Paratek Pharmaceuticals, Inc. (“Old Paratek”) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2014, by and among Transcept, Tigris Merger Sub, Inc. (“Merger Sub”), Tigris Acquisition Sub, LLC (“Merger LLC”) and Paratek (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Paratek, with Paratek surviving as a wholly-owned subsidiary of Transcept (the “Merger”), followed by the merger of Paratek with and into Merger LLC, with Merger LLC surviving as a wholly-owned subsidiary of Transcept. Also on October 30, 2014, in connection with, and prior to the completion of, the Merger, Transcept effected a 1-for-12 reverse stock split of its common stock (the “Reverse Stock Split”), and immediately following the Merger, Transcept changed its name to “Paratek Pharmaceuticals, Inc.”, and Merger LLC changed its name to “Paratek Pharma, LLC.” Following the completion of the Merger, the business conducted by Paratek Pharmaceuticals Inc. became primarily the business conducted by Paratek, which is a biopharmaceutical company focused on the development and commercialization of innovative antibacterial therapeutics based upon tetracycline chemistry. The Merger, reverse stock split and the name change of Transcept were approved by the stockholders of Transcept at a special meeting of Transcept stockholders held on October 28, 2014. These consolidated financial statements reflect the historical results of Paratek prior to the Merger, and do not include the historical results of Transcept prior to the completion of the Merger. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the Merger, and the 1-for-12 reverse stock split of the common stock on October 30, 2014.

Immediately prior to the Merger, Old Paratek sold 8,068,766 shares of its common stock for an aggregate purchase price of $93.0 million to certain existing Paratek stockholders and certain new investors in Paratek (the “Financing”). Immediately prior to the closing of the Financing, the $6.0 million in aggregate principal amount outstanding under, and all accrued interest on, the 2014 Notes (as defined in Note 9 below) converted into 1,335,632 shares of Old Paratek’s common stock based on a conversion price of $0.778 per share, resulting in a $9.0 million loss on exchange of non-convertible note for common stock recorded to other non-operating expenses in the year ended December 31, 2014. Further, and also immediately prior to the closing of the Financing, each share of Old Paratek’s preferred stock outstanding at that time was converted into shares of Old Paratek’s common stock at a ratio determined in accordance with Paratek’s certificate of incorporation then in effect. The parties to the Financing and to the conversion of the 2014 Notes include officers, employees and directors of Paratek, making these transactions related party in nature.

Under the terms of the Merger Agreement, Transcept issued shares of its common stock to Old Paratek’s stockholders, at an exchange rate of 0.0675 shares of common stock, after taking into account the Reverse Stock Split, in exchange for each share of Old Paratek common stock outstanding immediately prior to the Merger. Transcept also assumed all of the stock options outstanding under the Old Paratek 2014 Equity Incentive Plan, as amended (the “Paratek Plan”), and stock warrants of Old Paratek outstanding immediately prior to the Merger, with such stock options and warrants henceforth representing the right to purchase a number of shares of Transcept common stock equal to 0.0675 multiplied by the number of shares of Old Paratek common stock previously represented by such options and warrants. Transcept also assumed the Paratek Plan.

After consummation of the Merger, the Old Paratek stockholders, warrant holders and option holders owned approximately 89.6% of the fully-diluted common stock of Paratek, with Transcept’s stockholders and optionholders immediately prior to the Merger, whose shares of Paratek common stock (including shares received upon the cancellation of existing options) remain outstanding after the Merger, owning approximately 10.4% of the fully-diluted common stock of Paratek. Under generally accepted accounting principles in the United States, the Merger is treated as a “reverse merger” under the purchase method of accounting. For accounting purposes, Old Paratek is considered to have acquired Transcept.

In 2014, Transcept made bridge loans to Old Paratek in the aggregate principal amount of $5.1 million. On closing of the Merger, the outstanding principal together with accrued interest was credited in determining the proportionate amount of equity in Transcept to be held by the pre-Merger Transcept equity holders and the Old Paratek equity holders.

The Company has devoted substantially all of its resources to its research and development efforts and it has yet to generate significant revenue from product sales. Cash used in operations for the years ended December 31, 2014 and 2013 was $18.5 million and $6.4 million, respectively, and as of December 31, 2014, our accumulated deficit was $197.9 million. As of December 31, 2014 the Company’s cash balance was $95.9 million and, based upon its current operating plan, the Company anticipates that it will be able to fund its operating expenses and capital expenditure requirements through the unblinding of the top line results of the Phase 3 ABSSSI clinical trial, which the Company currently expects to occur in the third quarter of 2016.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of Paratek Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Paratek Pharma, LLC and Transcept Pharma, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, intangible assets, goodwill, contingent liabilities, derivative liabilities, convertible preferred stock warrants, stock-based compensation arrangements, useful lives for depreciation and amortization of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

Restricted Cash

In accordance with the Merger Agreement, an initial amount of $3.0 million (“Intermezzo Reserve”) has been kept in a separate segregated bank account established at the closing date of the Merger. This account is utilized solely at the direction and in the discretion of the special committee of the Board of Directors (“Special Committee”) or its authorized delegates in connection with the Special Committee’s management of the Intermezzo assets and the potential Intermezzo asset disposition. The balance of the Intermezzo Reserve was $2.9 million as of December 31, 2014.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash. The Company places its cash in an accredited financial institution and this balance is above federally insured amounts. The Company has no off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements. For the years ended December 31, 2014 and 2013, Actavis represented 92% and 32% of research and development revenue, respectively. At December 31, 2014, account receivable from Actavis represented 90% of accounts receivable.

Fixed Assets

Fixed assets are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets, which range from three to ten years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the respective lease on a straight-line basis. Upon sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in results of operations. Repair and maintenance costs are expensed as incurred.

Intangible Assets

Amortization of intangible assets with finite lives is recognized over estimated useful lives ranging from 3 to 5 years, which the Company believes reasonably represents the time period in which the economic benefits of the intangible assets are consumed or otherwise realized.

The Company evaluates its finite-lived intangible assets periodically and, when there are indications that these assets are more likely than not to have become impaired, will test for impairment. An impairment charge is recorded for the difference between the carrying amount and the fair value of the finite-lived intangible asset. Determining the fair value of a finite-lived intangible is inherently subjective in nature and often involves the use of significant estimates and assumptions based on known facts and circumstances at the time the Company performs the fair value estimation. The use of different assumptions, inputs and judgments or changes in circumstances could materially affect the results of the fair value estimation and could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge.

Goodwill

The Company tests for goodwill impairment annually, on October 1, unless there are indications during an interim period that these assets are more likely than not to have become impaired. The first step of the goodwill impairment test is to compare the fair value of a reporting unit to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss.

The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is inherently subjective in nature and often involves the use of significant estimates and assumptions based on known facts and circumstances at the time the Company performs the valuation. The use of different assumptions, inputs and judgments or changes in circumstances could materially affect the results of the valuation and could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge.

Accrued Expenses

The Company’s process of determining accrued expense for a financial period-end involves reviewing open contracts and purchase orders, communicating with personnel to identify services that have been performed for the Company and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers invoice periodically in arrears for services performed or when contractual milestones are met. The Company estimates accrued expenses at a financial period-end based on facts and circumstances known at that time and may periodically confirm the accuracy of estimates with its service providers and make adjustments if necessary.

Contingent Consideration

Contingent consideration arising from a business combination is included as part of the purchase price and is recognized at fair value as of the acquisition date. Subsequent to the acquisition date, The Company measures contingent consideration arrangements at fair value for each period until the contingency is resolved. These changes in fair value are recognized in our consolidated statements of operations. Changes in fair values reflect new information about the likelihood of the payment of the contingent consideration and the passage of time.

Convertible Preferred Stock

Convertible preferred stock is initially recorded at the proceeds received, net of issuance costs and value allocated to warrants, where applicable.

Convertible Preferred Stock Warrants

The Company accounts for free standing warrants as liabilities at their fair value. The Company’s existing warrants were exercisable into convertible preferred stock that was classified as mezzanine equity on the balance sheet and, as such, the fair value of the warrants was recorded as a liability. The Company measured the fair value at the end of each reporting period and recorded the change to other income (expense). The Company continued to record adjustments to the fair value of the warrants until the closing of the merger transaction on October 30, 2014, when they became warrants to purchase shares of common stock, at which point the warrants were no longer subject to ASC Topic 480. As of October 30, 2014, the then-current aggregate fair value of these warrants ($40), was reclassified from a liability to additional paid-in capital, a component of stockholders’ equity (deficit).

Revenue Recognition

The Company enters into product development agreements with collaborators for the research and development of therapeutic products. The terms of these agreements may include nonrefundable signing and licensing fees, funding for research, development and manufacturing, milestone payments and royalties on any product sales derived from collaborations. The Company assesses these multiple elements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, in order to determine whether particular components of the arrangement represent separate units of accounting.

In January 2011, the Company adopted new authoritative guidance on revenue recognition for multiple element arrangements. This guidance, which applies to multiple element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a best estimate of selling price if vendor-specific objective evidence and third-party evidence are not available. Deliverables under the arrangement will be separate units of accounting provided that a delivered item has value to the customer on a stand-alone basis, the arrangement does not include a general right of return relative to the delivered item, and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

The Company recognizes upfront license payments as revenue upon delivery of the license only if the license has stand-alone value. If the license does not have stand-alone value, the revenue under the arrangement is recognized as revenue over the estimated period of performance.

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, the Company determines the period over which the performance obligations will be performed and revenue will be recognized. If the Company cannot reasonably estimate the timing and the level of effort to complete its performance obligations under the arrangement, then revenue under the arrangement is recognized on a straight-line basis over the period that the Company expects to complete its performance obligations, which is reassessed at each subsequent reporting period.

The Company’s collaboration agreements may include additional payments upon the achievement of performance-based milestones. As milestones are achieved, a portion of the milestone payment, equal to the percentage of the total time that the Company has performed the performance obligations to date over the total estimated time to complete the performance obligations, multiplied by the amount of the milestone payment, is recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period. If the Company has no future obligations under the collaboration agreement, the milestone payments are recognized as revenue in the period the milestone is received. Milestones that are tied to regulatory approval are not considered probable of being achieved until such approval is received. Milestones tied to counterparty performance are not included in the Company’s revenue model until the performance conditions are met.

To date, the Company has not received any royalty payments or recognized any royalty revenue. The Company will recognize royalty revenue upon the sale of the relevant products, provided there are no remaining performance obligations under the arrangement.

The Company also adopted guidance that permits the recognition of revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets certain criteria and is considered to be substantive. As such, the Company plans to recognize revenue in the period in which the milestone is achieved, only if the milestone is considered to be substantive based on the following criteria:

a.	The milestone is commensurate with either of the following:

•	The vendor’s performance to achieve the milestone.

•	The enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone.

b.	The milestone relates solely to past performance.

c.	The milestone is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

The Company did not enter into any significant multiple element arrangements or materially modify any of its existing multiple element arrangements during the years ended December 31, 2014 and 2013, except for the termination of an existing collaborative research, license and commercialization agreement with a leading global animal health provider and the termination of the SNBL Agreement. For further information, see Note 5.

The Company records deferred revenue when payments are received in advance of the culmination of the earnings process. This revenue is recognized in future periods when the applicable revenue recognition criteria have been met.

Government research grants that provide for payments to the Company for work performed are recognized as revenue when the related expense is incurred. The Company’s government grant payments are nonrefundable and contain no repayment obligations.

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses consist of the costs incurred in performing research and development activities, including personnel-related costs, stock-based compensation, facilities, research-related overhead, clinical trial costs, contracted services, manufacturing, license fees and other external costs. The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received rather than when the payment is made.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which these temporary differences are expected to be recovered or settled. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filing is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as components of income tax expense. To date, the Company has not taken any uncertain tax positions or recorded any reserves, interest or penalties.

Stock-Based Compensation

The Company expenses the fair value of employee stock options over the vesting period. Compensation expense is measured using the fair value of the award at the grant date, net of estimated forfeitures. The fair value of each stock-based award is estimated using the Black-Scholes option valuation model and is expensed over the vesting period.

Other Income (Expense)

The Company records gains and losses on the change in fair value of convertible preferred stock warrants, the change in fair value of derivative liabilities and other one-time income or expense-related items in other income (expense) on the Company’s consolidated statements of operations

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, and the Company operates in only one geographic segment.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies, which are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the impact of the adoption of this ASU.

In June 2014, the FASB issued ASU 2014-12 Compensation—Stock Compensation. The amendments in this update create Topic 718, Compensation—Stock Compensation. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The amendments should be applied prospectively to all share-based payment awards that are granted or modified on or after the effective date, or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the consolidated financial statements, and to all new or modified awards thereafter. The adoption of this pronouncement is not expected to have an impact on the Company’s financial position or results of operations.

In August 2014, the FASB issues ASU 2014-15 Presentation of Financial Statements-Going Concern. The amendments in this update apply to all reporting entities and require an entity’s management, in connection with preparing financial statements for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for annuals period ending after December 15, 2016. Early application is permitted. The Company is currently evaluating the impact of this ASU.

3.	Merger Agreement

As described in Note 1, the Company completed the Merger with Transcept on October 30, 2014 for the principal purposes of utilizing the cash resources held by Transcept to continue the development of the late-stage product candidate held by Paratek and for the access to capital markets afforded in Transcept’s public listing.

Purchase Consideration

Purchase consideration amounted to $27.2 million determined based on the fair value of the net assets exchanged detailed as follows (in thousands):

Purchase Consideration
Stock consideration	$19,786
Contingent obligations to former Transcept stockholders with respect to:
Intermezzo product rights	4,140
Intermezzo reserve	2,870
TO-2070 asset	440

Total purchase consideration	$27,236

Stock consideration in the Merger is determined relative to the publicly traded price of a share of Transcept’s common stock immediately prior to the Merger as adjusted for cash dividends declared by Transcept as part of the Merger. Such dividends also included the right for former Transcept shareholders to receive certain contingent amounts, in the future, consisting of:

(i)	one hundred percent of any royalty income received by the Company prior to October 30, 2016, pursuant to the United States License and Collaboration Agreement, dated July 31, 2009, as amended November 1, 2011, by and between Transcept and Purdue Pharmaceutical Products L.P.;

(ii)	one hundred percent of any payments received by the Company pursuant to the termination of a License Agreement with Shin Nippon Biomedical Laboratories Ltd., SNBL, which granted the Company an exclusive worldwide license to commercialize SNBL’s proprietary nasal drug delivery technology for development of TO-2070, a proprietary nasal powder drug delivery system;

(iii)	ninety percent of any cash proceeds from a sale or disposition of Intermezzo (less all fees and expenses incurred by the Company in connection with such sale or disposition following the closing date); provided such sale or disposition occurs prior to October 30, 2016, and

(iv)	the amount, if any, of the $3.0 million Intermezzo reserve deposited at closing which is remaining at October 30, 2016.

The contingent obligations to former Transcept stockholders as described above were recognized at fair value as of the acquisition date and subsequently remeasured as of December 31, 2014. The change in fair value was recognized in our consolidated statements of operations. The fair value of the contingent obligations to former Transcept stockholders was determined using probability-weighted scenario methodologies, employing cash-flow and sale proceeds income approaches with consideration to the potential timing of possible payments to former Transcept stockholders.

Material assumptions used to value contingent obligations to former Transcept stockholders with respect to Intermezzo product right and the associated Intermezzo reserve include:

•	Probabilities associated with the various outcomes of the ongoing ANDA litigation and the potential sale of Intermezzo product rights;

•	The forecasted Intermezzo product revenues and associated royalties due the Company, as well as the appropriate discount rate given consideration to the market and forecast risk involved; and

•	The potential proceeds associated with, and timing of, the sale of the Company’s Intermezzo product rights.

Material assumptions used to value contingent obligations to former Transcept stockholders with respect to the TO-2070 asset include:

•	Probabilities associated with SNBL licensing the TO-2070 asset under the SNBL Termination Agreement; and

•	Potential proceeds associated with, and timing of, the potential payments in accordance with the SNBL Termination Agreement.

Allocation of Purchase Consideration

Purchase consideration was allocated to the net tangible and identifiable intangible assets acquired and the liabilities assumed based on their fair values as of October 30, 2014 detailed as follows (in thousands):

Allocation of Purchase Consideration
Cash	$13,688
Bridge loan from Transcept to Paratek	5,100
Restricted cash—Intermezzo reserve	3,000
Current liabilities, net	(371)
Intangible assets acquired with respect to:
Intermezzo product rights	4,550
TO-2070 asset	440
Goodwill	829

Total purchase consideration	$27,236

Fair value of cash and other working capital accounts, including accounts receivable, other current assets, accounts payable and accrued expenses, approximates book value on acquisition. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Given the significant uncertainty concerning the ultimate disposition of both Transcept’s Intermezzo product rights and the TO-2070 asset, the Company has estimated the fair value of the acquired identifiable intangible assets probability-weighted scenario methodologies, employing cash-flow and sale proceeds income approaches with consideration to the potential timing of possible payments to former Transcept stockholders as described above with respect to the associated contingent liabilities.

The intangible asset associated with the Intermezzo product rights is being amortized over an estimated 5-year useful life. Accumulated amortization at December 31, 2014 and amortization expense for the year ended December 31, 2014 each amounted to $0.2 million. The intangible asset associated with the TO-2070 asset is being amortized over an estimated 3-year useful life. Accumulated amortization at December 31, 2014 and amortization expense for the year ended December 31, 2014 each amounted to approximately $24,000.

Goodwill resulting from the allocation of total purchase consideration represents effectively the value of Transcept’s public listing. Goodwill is not expected to be deductible for tax purposes.

Pro forma information

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the Merger had taken place as of January 1, 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Pro forma combined revenues	$5,304	$(4,596)
Pro forma combined net loss	$(12,733)	$(33,090)
Pro forma basic and diluted net loss per share	$(1.02)	$(2.65)

Included in pro forma combined revenues for the year ended December 31, 2013, is negative net revenue consisting of $2.2 million royalty and research and development collaboration revenue offset by $6.8 million advertising expense paid to Purdue Pharma. In December 2012, the Company contributed $10.0 million to Purdue Pharma’s Intermezzo direct-to-consumer advertising campaign. This contribution was recognized as an offset against revenue as the advertising costs were incurred.

4.	Net Loss Per Share Available to Common Stockholders

Basic net loss per share available to common stockholders is calculated by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method or the as if converted method, as applicable. For purposes of this calculation, convertible preferred stock, stock options and convertible preferred stock warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share available to common stockholders when their effect is dilutive.

The following table presents the computation of basic and diluted net loss per share reflecting the effect of the reverse stock split in connection with the Merger (in thousands, except share and per share data):

	Year Ended December 31,
	2014	2013
Numerator
Net loss	$17,835	$4,653
Less: Unaccreted dividends on convertible preferred stock	1,927	6,766

Net loss attributable to common stockholders	$19,762	$11,419

Denominator
Weighted-average common shares outstanding	2,528,595	61,680

Net loss per share—basic and diluted	$7.82	$185.13

The following outstanding shares subject to options and warrants to purchase common stock were antidilutive due to a net loss in the years presented and, therefore, were excluded from the dilutive securities computation as of the dates indicated below (in thousands):

	Year Ended December 31,
	2014	2013
Excluded potentially dilutive securities(1):
Shares subject to options to purchase common stock	781,568	5,761
Shares subject to warrants to purchase common stock	14,734	—
Convertible preferred stock	—	236,250
Shares subject to warrants to purchase preferred stock	—	2,243

Totals	796,302	244,254

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the year end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

5.	License and Collaboration Agreements

Actavis

In July 2007, the Company entered into a collaborative research and license agreement with Actavis, under which the Company granted Actavis an exclusive license to research, develop and commercialize tetracycline products for use in the United States for the treatment of acne and rosacea. Since Actavis did not exercise its development option with respect to the treatment of rosacea prior to initiation of a Phase 3 trial for the product, the license grant to Actavis converted to a non-exclusive license for the treatment of rosacea as of December 2014. Under the terms of the agreement, the Company and Actavis are responsible for, and are obligated to use, commercially reasonable efforts to conduct specified development activities for the treatment of acne and, if requested by Actavis, the Company may conduct certain additional development activities to the extent the Company determine in good faith that the Company have the necessary resources available for such activities. Actavis has agreed to reimburse the Company for our costs and expenses, including third-party costs, incurred in conducting any such development activities.

Under the terms of the agreement, Actavis is responsible for and is obligated to use commercially reasonable efforts to develop and commercialize tetracycline compounds that are specified in the agreement for the treatment of acne. Actavis may elect to advance the development of sarecycline for the treatment of rosacea in accordance with the terms of the agreement so the license granted to Actavis was converted to a non-exclusive license for the treatment of rosacea. The Company has agreed during the term of the agreement not to directly or indirectly develop or commercialize any tetracycline compounds in the United States for the treatment of acne and rosacea, and Actavis has agreed during the term of the agreement not to directly or indirectly develop or commercialize any tetracycline compound included as part of the agreement for any use other than as provided in the agreement.

The Company earned an upfront fee in the amount of $4.0 million upon the execution of the agreement, $1.0 million upon filing of an initial new drug application in 2010, and $2.5 million upon initiation of Phase 2 trials in 2012. In December 2014, the Company also earned $4.0 million upon initiation of Phase 3 trials associated with the agreement. In addition, Actavis may be required to pay the Company an aggregate of approximately $17.0 million upon the achievement of specified future regulatory milestones, the next being $5.0 million upon acceptance of an NDA submission. Actavis is also obligated to pay the Company tiered royalties, ranging from the mid-single digits to the low double digits, based on net sales of tetracycline compounds developed under the agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term. Actavis’ obligation to pay us royalties for each tetracycline compound it commercializes under the agreement expires on the later of the expiration of the last to expire patent that covers the tetracycline compound in the United States and the date on which generic drugs that compete with the tetracycline compound reach a certain threshold market share in the United States.

Either the Company or Actavis may terminate the agreement for certain specified reasons at any time after Actavis has commenced development of any tetracycline compound, including if Actavis determines that it would not be commercially viable to continue to develop or commercialize the tetracycline compound and/or that it is unlikely to obtain regulatory approval of the tetracycline compound, and, in any case, no backup tetracycline compound is in development or ready to be developed and the parties are unable to agree on an extension of the development program or an alternative course of action. Either the Company or Actavis may terminate the agreement for the other party’s uncured breach of a material term of the agreement on 60 days’ notice (unless the breach relates to a payment term, which requires a 30-day notice) or upon the bankruptcy of the other party that is not discharged within 60 days. Upon the termination of the agreement by Actavis for the Company’s breach, Actavis’ license will continue following the effective date of termination, subject to the payment by Actavis of the applicable milestone and royalty payments specified in the agreement unless our breach was with respect to certain specified obligations, in which event the obligation of Actavis to pay us any further royalty or milestone payments will terminate. Upon the termination of the agreement by us for Actavis’ breach or the voluntary termination of the agreement by Actavis, Actavis’ license under the agreement will terminate.

The Company determined whether the performance obligations under this collaboration could be accounted for separately or as a single unit of accounting. The Company determined that the license, participation on steering committees and research and development services performance obligations during the research period of the CRL Agreement represented a single unit of accounting. As the Company could not reasonably estimate its level of effort, the Company recognized revenue from the upfront payment, milestone payment and research and development services payments using the contingency-adjusted performance model over the expected development period. The development period was completed in June 2010. Under this model, when a milestone was earned or research and development services were rendered, revenue was immediately recognized on a pro-rata basis in the period the milestone was achieved or services were delivered based on the time elapsed from the effective date of the agreement. Thereafter, the remaining portion was recognized on a straight-line basis over the remaining development period. The Company has determined that each potential future clinical, regulatory and commercialization milestone is substantive. In making this determination, pursuant to ASC 605-28-50-2, the Company considered and concluded that each individual milestone: (i) relates solely to the past performance of the intellectual property to achieve the milestone; (ii) is reasonable relative to all of the deliverables and payment terms in the arrangement; and (iii) is commensurate with the enhanced value of the intellectual property as a result of the milestone achievement. As the Company’s obligations under this arrangement have been completed, all future milestones, which are all considered substantive, will be recognized as revenue when achieved.

Also, the Company, at its discretion, may provide manufacturing process development services to Actavis in exchange for full-time equivalent based cost reimbursements. The Company determined that the manufacturing process development services are considered a separate unit of accounting as (i) they are set at the Company’s discretion, (ii) they have stand-alone value, as these services could be performed by third parties, and (iii) the full-time equivalent rate paid for such services rendered is considered fair value. Therefore, the Company recognizes cost reimbursements for manufacturing process development services as revenue as the services are performed.

Tufts University

In February 1997, the Company entered into a license agreement with Tufts University, or Tufts, under which the Company acquired an exclusive license to certain patent applications and other intellectual property of Tufts related to the drug resistance field to develop and commercialize products for the treatment or prevention of bacterial or microbial diseases or medical conditions in humans or animals or for agriculture. The Company subsequently entered into nine amendments to that agreement to include patent applications filed after the effective date of the original license agreement, to exclusively license additional technology from Tufts, to expand the field of the agreement to include disinfectant applications, and to change the royalty rate and percentage of sublicense income paid by the Company to Tufts under our sublicense agreements with specified sublicensees. The Company is obligated under the agreement to provide Tufts with annual diligence reports and a business plan and to meet certain other diligence milestones. The Company has the right to grant sublicenses of the licensed rights to third parties, which will be subject to the prior approval of Tufts unless the proposed sublicensee meets a certain net worth or market capitalization threshold. The Company is primarily responsible for the preparation, filing, prosecution and maintenance of all patent applications and patents covering the intellectual property licensed to us under the agreement at its sole expense. The Company has the first right, but not the obligation, to enforce the licensed intellectual property against infringement by third parties.

The Company issued Tufts 1,024 shares of the Company’s common stock on the date of execution of the agreement, and the Company may be required to make certain payments of up to $0.3 million to Tufts upon the achievement by products developed under the agreement of specified development and regulatory approval milestones. The Company has already made a payment of $50,000 to Tufts for achieving the first milestone following commencement of the Phase 3 non-registration clinical trial for omadacycline. The Company is also obligated to pay Tufts a minimum royalty payment in the amount of $25,000 per year, if the Company does not sponsor at least $100,000 of research at Tufts in such year. In the past, the Company has opted to satisfy its minimum royalty obligations to Tufts by providing an equivalent amount of sponsored research or receiving a waiver from Tufts with respect to such obligations. The Company expects that it will satisfy its future minimum royalty obligations to Tufts by making an annual royalty payment of $25,000 to Tufts. In addition, the Company is obligated to pay Tufts royalties based on gross sales of products, as defined in the agreement, ranging in the low single digits depending on the applicable field of use for such product sale. If the Company enters into a sublicense under the agreement, the Company will be obligated to pay Tufts a percentage, ranging from the low-to-mid teens based on the applicable field of use for such product, of the license maintenance fees or sublicense issue fees paid to the Company by the sublicensee and the lesser of a percentage, ranging from the low tens to the high twenties based on the applicable field of use for such product, of the royalty payments made to the Company by the sublicensee or the amount of royalty payments that would have been paid by the Company to Tufts if the Company had sold the products.

Unless terminated earlier, the agreement will expire at the same time as the last-to-expire patent in the patent rights licensed to us under the agreement and after any such expiration the Company will continue to have an exclusive, fully-paid-up license to such intellectual property licensed from Tufts. Tufts has the right to terminate the agreement upon 30 days’ notice should the Company fail to make a material payment under the agreement or commit a material breach of the agreement and not cure such failure or breach within such 30 day period, or if, after the Company has started to commercialize a product under the agreement, the Company ceases to carry on its business for a period of 90 consecutive days. The Company has the right to terminate the agreement at any time upon 180 days’ notice. Tufts has the right to convert our exclusive license to a non-exclusive license if the Company does not commercialize a product licensed under the agreement within a specified time period. As of December 31, 2014 and 2013, approximately $48,000 and $73,000, respectively, were included in accounts payable and accrued expenses.

The Company also agreed to pay Tufts royalties based on gross sales of products, as defined in the agreement, ranging in the low single digits depending on the applicable field of use for such product sale. If the Company enters into a sublicense under the agreement, it will be obligated to pay Tufts a percentage, ranging from the low-to-mid teens based on the applicable field of use for such product, of the license maintenance fees or sublicense issue fees paid to the Company by the sublicensee and the lesser of a percentage, ranging from the low teens to the high twenties based on the applicable field of use for such product, of the royalty payments made to the Company by the sublicensee or the amount of royalty payments that would have been paid by us to Tufts if the Company had sold the products.

Purdue Pharmaceuticals L.P.

In July 2009, the Company entered into a collaboration agreement with Purdue Pharma, or the Purdue Collaboration Agreement, that grants an exclusive license to Purdue Pharma to commercialize Intermezzo in the United States and pursuant to which:

•	Purdue Pharma paid the Company a $25.0 million non-refundable license fee in August 2009;

•	Purdue Pharma paid the Company a $10.0 million non-refundable intellectual property milestone in December 2011 when the first of two issued formulation patents was listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book;

•	Purdue Pharma paid the Company a $10.0 million non-refundable intellectual property milestone in August 2012 when the first of two issued methods of use patents was listed in the FDA’s Orange Book;

•	The Company transferred the Intermezzo NDA to Purdue Pharma, and Purdue Pharma is obligated to assume the expense associated with maintaining the NDA and further development of Intermezzo in the United States, including any expense associated with post-approval studies;

•	Purdue Pharma is obligated to commercialize Intermezzo in the United States at its expense using commercially reasonable efforts;

•	Purdue Pharma is obligated to pay the Company tiered base royalties on net sales of Intermezzo in the United States ranging from the mid-teens up to the mid-20% level, with each such royalty tiers subject to an increase by a percentage in the low single digits upon a specified anniversary of regulatory approval of Intermezzo. The base royalty is tiered depending upon the achievement of certain fixed net sales thresholds by Purdue Pharma, which net sales levels reset each year for the purpose of calculating the royalty. The royalty tiers are subject to reductions upon generic entry and patent expiration. Purdue Pharma is obligated to pay royalties until the later of 15 years from the date of first commercial sale in the United States or the expiration of patent claims related to Intermezzo; and

•	Purdue Pharma is obligated to pay the Company up to an additional $70.0 million upon the achievement of certain net sales targets for Intermezzo in the United States.

The Company had an option to co-promote Intermezzo to psychiatrists in the United States and such option was terminated as a result of the Merger.

The Purdue Collaboration Agreement expires on the expiration of Purdue Pharma’s royalty obligations. Purdue Pharma has the right to terminate the Purdue Collaboration Agreement at any time upon advance notice of 180 days. The Purdue Collaboration Agreement is also subject to termination by Purdue Pharma in the event of FDA or governmental action that materially impairs Purdue Pharma’s ability to commercialize Intermezzo or the occurrence of a serious event with respect to the safety of Intermezzo. The Purdue Collaboration Agreement may also be terminated by the Company upon Purdue Pharma commencing an action that challenges the validity of Intermezzo related patents. The Company also has the right to terminate the Purdue Collaboration Agreement immediately if Purdue Pharma is excluded from participation in federal healthcare programs. The Purdue Collaboration Agreement may also be terminated by either party in the event of a material breach by or insolvency of the other party.

The Company also granted Purdue Pharma and an associated company the right to negotiate for the commercialization of Intermezzo in Mexico in 2013 and retained the rights to commercialize Intermezzo in the rest of the world.

In December 2013, Purdue Pharma notified the Company that it intended to discontinue use of the Purdue Pharma sales force to actively market Intermezzo to healthcare professionals during the first quarter of 2014.

In October 2014, the Company announced that its board of directors had approved a special dividend of, among other things, the right to receive, on a pro rata basis, 100% of any royalty income received by the Company prior to the second anniversary of the closing date of the Merger pursuant to the Purdue License Agreement.

Shin Nippon Biomedical Laboratories Ltd.

In September 2013, the Company entered into the SNBL License Agreement with SNBL pursuant to which SNBL granted the Company an exclusive worldwide license to commercialize SNBL’s proprietary nasal drug delivery technology to develop TO-2070. The Company was developing TO-2070 as a treatment for acute migraine using SNBL’s proprietary nasal powder drug delivery system. Under the SNBL License Agreement, the Company was required to fund all development and regulatory approval with respect to TO-2070, at our cost. Pursuant to the SNBL License Agreement, the Company paid an upfront nonrefundable technology license fee of $1.0 million, and the Company was also obligated to pay up to an aggregate of $41.5 million upon the achievement of certain development, regulatory and sales milestones, and tiered, low double-digit royalties on annual net sales of TO-2070.

In September 2014, the Company and SNBL entered into a Termination Agreement and Release, or the SNBL Termination Agreement, pursuant to which, among other things, the SNBL License Agreement was terminated and the Company assigned all of its rights, interest and title to the TO-2070 assets to SNBL in exchange for a portion of certain future net revenue received by SNBL as set forth in the SNBL Termination Agreement, up to an aggregate of $2.0 million.

Past Collaborations

Novartis

In September 2009, the Company and Novartis International Pharmaceutical Ltd., or Novartis, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, for the co-development and commercialization of omadacycline, which included a $70 million upfront payment from Novartis to the Company, future development and sales milestone payments and future royalty payments, depending on the success of omadacycline. Under the agreement, Novartis was to have led development activities for omadacycline, and the Company was to have co-developed omadacycline and contributed a share of its development expense.

The Novartis Agreement provided that Novartis would bear the majority of all direct development costs incurred in connection with omadacycline and would assume all responsibility for the manufacturing of omadacycline. The agreement provided Novartis with a global, exclusive patent license for the development, manufacturing and marketing of omadacycline.

Novartis had the right to terminate the agreement without cause upon providing 60 days’ advance written notice. Novartis provided the Company with a notice of intent to terminate the agreement on June 29, 2011, and the termination became effective 60 days later. While Novartis terminated the agreement without cause, Novartis indicated that it elected to terminate the agreement due to the then-existing delays and uncertainties experienced in connection with the regulatory pathway for approval of omadacycline in two core indications, ABSSSI and CABP.

In January 2012, the Company and Novartis entered into a letter agreement, or the Novartis Letter Agreement, in which the Company reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, the European Medicines Agency, or EMA, or any regulatory agency, but only to the extent that the Company has not previously granted such commercialization rights for omadacycline to another third party as of any such approval.

Under the Novartis Agreement, the Company agreed to pay Novartis $2.9 million as reconciliation of development costs and expenses. In June 2014, the Company amended the Novartis Letter Agreement and Novartis agreed to convert the full amount of development cost share plus any accrued interest into a 0.25% royalty, to be paid from net sales received by us following the launch of omadacycline and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. There are no other payment obligations to Novartis under the Novartis Agreement or the Novartis Letter Agreement.

Global Animal Health Provider

In May 2014, the Company and a leading global animal health provider terminated an existing collaborative research, license and commercialization agreement. The Company has no future obligations under this agreement, and the leading global animal health company retains no rights to the Company’s technology. As a result of this termination, in the year ended December 31, 2014, the Company recognized the remaining $0.3 million of deferred revenue related to the upfront and milestone payments received in 2007 and 2008.

6.	Fixed Assets, Net

Fixed assets consist of the following (in thousands):

	December 31,
	2014	2013
Laboratory equipment	$62	$230
Office equipment	164	170
Computer equipment	343	343
Computer software	443	443
Automobile	—	40
Leasehold improvements	179	179

Gross fixed assets	1,191	1,405
Less: Accumulated depreciation and amortization	(1,142)	(1,372)

Net fixed assets	$49	$33

Depreciation and amortization expense for the years ended December 31, 2014 and 2013 was approximately $20,000 and $0.1 million, respectively, which is included in general and administrative and research and development expense on the accompanying consolidated statements of operations.

During 2014, the Company retired fixed assets of $0.3 million with accumulated depreciation of $0.3 million, which resulted in a net gain on retirement of approximately $15,000 due to proceeds received of approximately $15,000. During 2013, the Company retired fixed assets of $2.3 million with accumulated depreciation of $2.3 million, which resulted in a net gain on retirement of $0.2 million due to proceeds received of $0.2 million. These retirements were related to the termination of the Company’s leased laboratory facility and associated auction sales and disposals of equipment.

7.	Intangible Assets, Net

Intangible assets consist of the following (in thousands):

December 31, 2014
Intermezzo product rights	$4,550
TO-2070 asset	440

Gross intangible assets	4,990
Less: Accumulated amortization	(176)

Net intangible assets	$4,814

Amortization expense for the year ended December 31, 2014 was $0.2 million, which is included in general and administrative expense. Future estimated aggregate amortization expense is as follows (in thousands):

Amortization
Years Ended December 31,
2015	$1,057
2016	1,057
2017	1,032
2018	910
2019	758

Total	$4,814

8.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013
Accrued contract research	$896	$2,965
Accrued legal costs	876	439
Accrued compensation	544	363
Intermezzo payable	399	—
Accrued professional fees	322	359
Accrued interest	—	436
Accrued other	215	221

Total	$3,252	$4,783

9.	Notes Payable and Derivative Liability—Related Party

As a result of the Merger and concurrent recapitalization, there are no notes payables outstanding as of December 31, 2014. Historically, the Company has issued several notes with attendant derivative liabilities detailed as follows:

March 2012 Notes

In February and March 2012, the Company issued nonconvertible notes (the “March 2012 Notes”) to certain individuals and entities in the original aggregate principal amount of $5.8 million. The holders of the March 2012 Notes included officers, employees and directors of the Company, making the March 2012 Notes related party in nature. Pursuant to the terms of the March 2012 Notes, upon a reorganization, defined as a capital reorganization of the common stock (other than a subdivision, combination, recapitalization, reclassification or exchange of shares), a consolidation or merger of the Company, other than a merger or consolidation of the Company in a transaction in which the Company’s shareholders immediately prior to the transaction possess more than 50% of the voting securities of the surviving entity (or parent, if any) immediately after the transaction, or a sale of all or substantially all of the Company’s assets, the March 2012 Notes would become due and payable and the Company would be required to repurchase each note in an amount equal to the outstanding principal amount of such notes, plus 150% of the outstanding principal amount of each note, together with simple interest at a rate of 10.0% per year.

Upon certain liquidity events, including the license, transfer or assignment of all or a material portion of the Company’s assets or intellectual property, a public offering or any other alternative financing other than a reorganization defined above, the board of directors was required to evaluate whether the Company had sufficient cash on hand to repurchase the March 2012 Notes and to fund the Company’s working capital and funding needs for the Company’s clinical trials and related activities for at least 180 days. If sufficient cash was available, the Company was required to repurchase such notes at an amount equal to the outstanding principal amount of such notes, plus an amount equal to (i) 150% of the outstanding principal amount of each note if such repurchase occured before August 13, 2013, or (ii) 150% of the outstanding principal amount of each note, together with simple interest at a rate of 10.0% per year, if the repurchase occured after August 13, 2013. In such instance, if the Company only had sufficient cash to repurchase a portion of the March 2012 Notes, they were required to be repurchased on a pro rata basis. The March 2012 Notes could also have been repurchased by the Company at any time with approval by the board of directors and consent from the holders of more than 50% of the outstanding March 2012 Notes, in an amount equal to the outstanding principal amount of such notes, plus 150% of the outstanding principal amount of each note, together with simple interest at a rate of 10.0% per year. The March 2012 Notes did not have a contractual maturity date.

The purchase agreement pursuant to which the March 2012 Notes were issued included a provision that required the existing convertible preferred stockholders to participate in the offering of the March 2012 Notes based on their pro rata share of the $5.0 million offering amount. On March 21, 2012, pursuant to a vote of certain preferred stockholders, all convertible preferred stock was converted to common stock effective upon the close of business on the day immediately preceding the second closing of the March 2012 Notes financing. The convertible preferred stockholders who contributed at least their pro rata share converted back to their respective series of convertible preferred stock and retained the rights and privileges of their respective preferred stock class. See Note 10 below for these rights and preferences. In the event that the convertible preferred stockholders did not contribute their pro rata share, these stockholders continued to hold common stock. Upon the completion of the transaction, 1,024,509 shares of convertible preferred stock that were converted into 218,324 shares of common stock remained outstanding as shares of common stock.

The March 2012 Notes meet the definition of a derivative in their entirety as defined by ASC 815-10-15-83. The derivative was recorded at a fair value of $11.3 million upon the closing of the transaction within the derivative liability line on the balance sheets. As the fair value of the derivative liability exceeded the proceeds of the March 2012 Notes, the difference of $5.5 million between the fair value of the derivative liability and the proceeds from the March 2012 Notes was recorded as a charge to other expense at the time of the closing of the transaction. The derivative liability was marked to market at each reporting period with the change in fair value recorded in other income and expense.

The fair value of the derivative liability was determined using unobservable inputs and therefore was considered a Level 3 liability in the fair value hierarchy.

October 2012 Notes

In October 2012, the Company entered into a note and stock purchase agreement and issued $5.0 million in aggregate principal amount of convertible notes to certain of the Company’s existing stockholders (the “October 2012 Notes”). The holders of the October 2012 Notes included officers, employees and directors of the Company, making the October 2012 Note transaction related party in nature. The terms of the October 2012 Notes were substantially similar to the terms of the March 2012 Notes as described above with the following exceptions:

•

Each October 2012 Note holder was entitled to receive up to four shares of the Company’s common stock for each $1.00 of notes purchased, with one-third of such shares, the “upfront shares”, issued upon the purchase of the October 2012 Notes, and the remaining two-thirds of such shares, the “deferred shares”, issued upon the completion of an initial public offering, so long as the offering occured prior to April 2, 2013. The Company issued 224,802 upfront shares associated with the $5.0 million raised in October 2012. The Company would have issued 449,623 shares if the Company had completed an initial public offering by April 2, 2013.

•	If the board of directors approved any other private financing that was completed prior to an initial public offering, each holder would have been entitled to convert such holder’s investment in the notes, including the outstanding principal amount plus accrued and unpaid simple interest at 10.0% from the date of issuance, into the security that was issued as part of such private financing on terms and conditions no less favorable to the other investors participating in such private financing. All holders of the October 2012 Notes who elect to convert their notes, however, were required to forfeit all of their upfront shares, as well as the right to receive any deferred shares.

The Company has determined that the upfront and deferred shares were free-standing financial instruments to be separately accounted for as equity.

•	The 224,802 upfront shares issued simultaneously with the October 2012 Notes were recorded in equity at a fair value of $4.7 million along with a corresponding charge to other expense in the year ended December 31, 2012.

•	The 449,623 deferred shares to be issued upon completion of the initial public offering were recorded in equity at a fair value of $8.9 million along with a corresponding charge to other expense in the year ended December 31, 2012.

The October 2012 Notes also met the definition of a derivative in their entirety as set forth in ASC 815-10-15-83. This derivative was recorded at a fair value of $10.1 million upon the closing of the transaction within the derivative liability line on the balance sheets. The $5.1 million excess of the fair value of the derivative liability over the $5.0 million of proceeds from the October 2012 Notes was recorded as other expense at the time of the closing of the transaction.

Exchange Notes, 2012 Notes

Additionally, in October 2012 the Company and the holders of the March 2012 Notes agreed to exchange all of the March 2012 Notes for notes with substantially similar terms as the October 2012 Notes (the “Exchange Notes” and together with the October 2012 Notes, the “2012 Notes”), except that the holders of the Exchange Notes were not entitled to receive any upfront or deferred shares of the Company’s common stock.

2013 Notes

In 2013, the Company issued $4.8 million in aggregate principal amount of additional convertible promissory notes to certain investors, including existing stockholders (the “2013 Notes”). The holders of the 2013 Notes include officers, employees and directors of the Company, making the 2013 Note transaction related party in nature. The terms of the 2013 Notes were identical to the terms of the October 2012 Notes described above. The Company issued 216,087 upfront shares associated with the $4.8 million raised in 2013, which was recorded in equity at a fair value of $2.9 million along with a corresponding charge to other expense in the year ended December 31, 2013. No deferred shares were issued as an initial public offering had not occurred prior to April 2, 2013, and as such there was no value assigned to any deferred shares associated with the 2013 Notes. The $2.0 million excess of the fair value of the derivative liability over the $4.8 million of proceeds from the 2013 Notes was recorded as other expense in the year ended December 31, 2013.

Convertible Notes

Together, the “Exchange Notes”, the “October 2012 Notes” and the “2013 Notes” are referred to as the “Convertible Notes”. The Convertible Notes derivative liability was marked to fair value each reporting period with the change in fair value recorded in other income and expense. During the year ended December 31, 2013, the Company recorded $8.0 million in other income related to the re-measurement of the fair value of the derivative liability.

Upon completion of an initial public offering, all of the Convertible Notes would have been exchanged for notes with revised repurchase and conversion terms (the “Post-IPO Notes”). Pursuant to the terms of the Post-IPO Notes, the Company would have been obligated to repurchase all Post-IPO Notes in an amount equal to the outstanding principal amount of such notes, plus 150% of the outstanding principal amount of each note, together with simple interest at a rate of 10.0% per year, upon the earlier to occur of (i) a reorganization, which is defined as a capital reorganization of the common stock (other than a subdivision, combination, recapitalization, reclassification or exchange of shares), a consolidation or merger of the Company (other than a merger or consolidation of the Company in a transaction in which the Company’s shareholders immediately prior to the transaction possess more than 50% of the voting securities of the surviving entity (or parent, if any) immediately after the transaction) or a sale of all or substantially all of the Company’s assets, or (ii) approval of any of the Company’s product candidates, including omadacycline, for any indication by the FDA, the EMA or the equivalent regulatory agencies in at least two European countries. Additionally, the Company could have chosen to repurchase the Post-IPO Notes in an amount equal to the outstanding principal amount of such notes, plus 150% of the outstanding principal amount of each note, together with simple interest at a rate of 10.0% per year, prior to the events described in (i) or (ii) above if, after one or more specified liquidity events as described below, such repurchase was permitted under any existing loan documents and the board of directors determined in good faith that (A) none of the proceeds of the planned initial public offering would be used to effect such repurchase and (B) the Company had sufficient cash to fund its general operating needs through the completion of the two planned Phase 3 registration studies for acute bacterial skin and skin structure infections (“ABSSSI”) and an additional 12 months thereafter. To effect this early repurchase, one or more liquidity events must have occurred, which include, among other things, a license or a public offering other than the planned initial public offering. In addition, any holder of Post-IPO Notes may convert all or a portion of the then-outstanding principal amount and any unpaid accrued interest of the Post-IPO Notes into shares of common stock in an amount equal to 150% of the principal amount of the Post-IPO Note elected to be converted, plus accrued and unpaid interest, at a conversion price equal to 115% of the initial public offering price. No Post-IPO Notes had been issued as of December 31, 2013 as the Company had not completed an initial public offering.

In 2014, the Company and the holders of the Convertible Notes agreed to convert all outstanding principal and interest into shares of a new series of the Company’s convertible preferred stock. The derivative liability related to the Convertible Notes was eliminated upon their conversion in the March 2014 Notes recapitalization transaction, and the fair value was reclassified to mezzanine equity.

2014 Notes

In March 2014, the Company issued nonconvertible senior secured promissory notes (the “2014 Notes”) to certain individuals and entities in the original aggregate principal amount of $6.0 million in connection with a concurrent recapitalization of the Company’s capital stock (See Note 10). $520 of the $6.0 million raised in the 2014 Note financing had been prefunded by certain investors of the Company in prior periods. The 2014 Notes were collateralized by substantially all of the assets of the Company and accrued interest at a rate of 10% per annum. The holders of the 2014 Notes included officers, employees and directors of the Company, making the 2014 Notes related party in nature. Pursuant to the terms of the 2014 Notes, the aggregate amount of principal outstanding was to have become due and payable upon the first to occur of June 30, 2014 or a number of other defined events that had not transpired and, as a result, an event of default existed that the lenders agreed to forbear subject to a Debt Conversion Agreement (the “Debt Conversion Agreement”) entered into in June 2014. Under the Debt Conversion Agreement, the $6.0 million principal amount outstanding under, and all interest accrued ($0.4 million) on, the 2014 Notes were converted into shares of the Company’s common stock immediately prior to the closing of the Financing with a value of $15.4 million and resulted in a $9.0 million loss on exchange of non-convertible note for common stock recorded to other non-operating expenses in the year ended December 31, 2014.

The Lead Lenders committed to a minimum investment of $3.3 million in the March 2014 secured debt financing. The terms of the March 2014 secured debt financing included a provision that required the other existing holders of the outstanding convertible notes to participate in the offering of the 2014 Notes based on their pro rata share of the remaining $2.8 million offering amount. The convertible note holders who contributed their pro rata share to the March 2014 secured debt financing converted their existing principal amount of convertible notes outstanding into 2.25 shares of newly designated Series A Convertible Preferred Stock (“New Series A Convertible Preferred Stock”) for every $1.00 of principal outstanding. The convertible note holders who did not contribute their pro rata share to the March 2014 secured debt financing converted their existing principal amount of convertible notes outstanding into 1.00 share of New Series A Convertible Preferred Stock for every $1.00 of principal outstanding. Moreover, all accrued interest as of February 28, 2014 was converted into New Series A Convertible Preferred Stock on a dollar-for-dollar basis. Upon the closing of the March 2014 transactions, $15.6 million of principal and $2.2 million of accrued interest related to the existing convertible notes converted into 2,256,674 shares of New Series A Convertible Preferred Stock.

Pursuant to the terms of the March 2014 secured debt financing, in April 2014, the Lead Lenders invested the difference between $2.8 million and the amount invested by other holders of the existing convertible notes to bring the total financing proceeds to $6.0 million. The amount of this additional investment by the Lead Lenders was $0.7 million. In connection with this additional investment, the Lead Lenders received warrants exercisable for 9,614 shares of New Series A Convertible Preferred Stock with an exercise price of $0.01 per share (the “New Series A warrants”). The New Series A Warrants have a term of seven years. The New Series A Warrants were recorded at an initial fair value of approximately $40,000.

10.	Common and Convertible Preferred Stock

Following the Merger, the authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.001 per share, 4,000,000 shares of undesignated preferred stock, par value $0.001 per share, and 1,000,000 shares of Series A Junior Participating Preferred Stock, par value $0.001 as of December 31, 2014. There are no shares of preferred stock or Series A Junior Participating Preferred Stock issued or outstanding.

Common Stock

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive ratably any dividends that may be declared from time to time by the board of directors out of funds legally available for that purpose. In the event of liquidation of the Company, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock then outstanding. The common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock

The Company’s board of directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock. Any or all of these rights may be greater than the rights of the common stock.

The board of directors, without stockholder approval, can issue preferred stock with voting, conversion or other rights that could negatively affect the voting power and other rights of the holders of common stock. Preferred stock could thus be issued quickly with terms calculated to delay or prevent a change in control of Transcept or make it more difficult to remove Transcept management. Additionally, the issuance of preferred stock may have the effect of decreasing the market price of Transcept’s common stock.

The board of directors may specify the following characteristics of any preferred stock:

•	the maximum number of shares;

•	the designation of the shares;

•	the annual dividend rate, if any, whether the dividend rate is fixed or variable, the date or dates on which dividends will accrue, the dividend payment dates, and whether dividends will be cumulative;

•	the price and the terms and conditions for redemption, if any, including redemption at the option of Transcept or at the option of the holders, including the time period for redemption, and any accumulated dividends or premiums;

•	the liquidation preference, if any, and any accumulated dividends upon the liquidation, dissolution or winding up of Transcept affairs;

•	any sinking fund or similar provision, and, if so, the terms and provisions relating to the purpose and operation of the fund;

•	the terms and conditions, if any, for conversion or exchange of shares of any other class or classes of Transcept capital stock or any series of any other class or classes, or of any other series of the same class, or any other securities or assets, including the price or the rate of conversion or exchange and the method, if any, of adjustment;

•	the voting rights; and

•	any or all other preferences and relative, participating, optional or other special rights, privileges or qualifications, limitations or restrictions.

Any preferred stock issued will be fully paid and nonassessable upon issuance.

As of December 31, 2013, the authorized capital stock of the company consisted of 8,100,000 shares of common stock, par value $0.001 per share, and 2,362,500 preferred stock. As a result of the Merger and concurrent recapitalization, there are no shares of preferred stock issued or outstanding as of December 31, 2014. The following summarizes the Company’s convertible preferred stock outstanding as of December 31, 2013 (in thousands):

	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Liquidation Preference (Per Share)	Conversion Price (Per Share)
December 31, 2013
Series A	101,250	13,206	$1,129	$2,571	$194.67	$87.11
Series B	51,019	—	—	—	—	—
Series C	344,284	40,342	12,983	29,395	728.64	348.30
Series D	431,383	65,044	26,842	53,155	817.19	413.63
Series E	62,657	—	—	—	—	—
Series F	177,587	8,663	3,337	6,291	726.22	413.63
Series G	82,964	—	—	—	—	—
Series H	670,764	108,994	36,274	57,548	528.00	356.59

	1,921,908	236,249	$80,565	$148,960

Warrants to Purchase Common Stock

9,614 warrants to purchase common stock have an exercise price of $0.15 per share and will, if not exercised, expire in 2021. A further 5,120 warrants to purchase common stock have an exercise price of $73.66 and will, if not exercised, expire in 2016.

Preferred Stock Purchase Rights

On September 27, 2013, the Company’s Board of Directors adopted a tax benefit preservation plan to help preserve the value of certain deferred tax benefits, including those generated by net operating losses and net unrealized built-in losses. The Company’s ability to use these tax benefits would be substantially limited if it were to experience an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended. Under the provisions of this plan, preferred stock purchase rights (“Rights”) may be issued to holders of common stock that would initially trade together with the Company’s common stock but not be exercisable. As long as the Rights are attached to the common stock, the Company will issue 12 Rights (subject to adjustment) with each new share of the common stock so that all such shares will have attached Rights. When exercisable, each Right will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Series A Preferred”), of the Company at a price of $14.24 per one one-hundredth of a share of Series A Preferred, subject to adjustment. Each share of Series A Preferred purchasable upon exercise of the Rights will be entitled, when, as and if declared, to a minimum preferential quarterly dividend payment of $1.00 per share or, if greater, an aggregate dividend of 100 times the dividend, if any, declared per share of common stock. In the event of liquidation, dissolution or winding up of Paratek, the holders of the Series A Preferred will be entitled to a minimum preferential liquidation payment of $100 per share (plus any accrued but unpaid dividends), provided that such holders of the Series A Preferred will be entitled to an aggregate payment of 100 times the payment made per share of common stock. Each share of Series A Preferred will have 100 votes and will vote together with our common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each share of Series A Preferred will be entitled to receive 100 times the amount received per share of common stock. The Series A Preferred will not be redeemable. These rights are protected by customary antidilution provisions.

The tax benefit preservation plan, subject to limited exceptions, provides that any stockholder or group that acquires beneficial ownership of 4.99% or more of the Company’s securities without the approval of the Company’s Board of Directors would be subject to significant dilution of its holdings. In addition, subject to limited exceptions, any existing 4.99% or greater stockholder that acquires beneficial ownership of any additional shares of the Company’s securities without the approval of the Board of Directors would also be subject to dilution. In both cases, such person would be deemed to be an “acquiring person” for purposes of the tax benefit presentation plan.

In the event that a person becomes an “Acquiring Person” under the tax benefit presentation plan, subject to certain exceptions, the Rights, other than Rights that are or were acquired or beneficially owned by the Acquiring Person (which Rights will thereafter be null and void), will become exercisable for a number of shares of the Company’s common stock having a market value equal to twice the exercise price of the Right. The Board of Directors has established procedures to consider requests to exempt certain acquisitions of the Company’s securities from the tax benefit presentation plan if the Board of Directors determines that doing so would not limit or impair the availability of the tax benefits or is otherwise in the best interests of the Company.

11.	Convertible Preferred Stock Warrants

Warrants to purchase preferred stock with no intrinsic value were cancelled in connection with the Merger while those with intrinsic value were exchanged for 9,614 warrants to purchase common stock as noted above. As of December 31, 2013, the Company had 2,243 warrants to purchase Series H Convertible Preferred Stock outstanding with a weighted-average exercise price of $356.59 each and aggregate fair value of approximately $3,000.

For the years ended December 31, 2014 and 2013, the Company recorded other income related to the re-measurement of warrants to purchase convertible preferred stock of approximately $1,000 and $24,000, respectively. The Company continued to record adjustments to the fair value of the warrants until the closing of the merger transaction on October 30, 2014, when they became warrants to purchase shares of common stock, at which point the warrants were no longer subject to ASC Topic 480. As of October 30, 2014, approximately $40,000, the then-current aggregate fair value of these warrants, was reclassified from a liability to additional paid-in capital, a component of stockholders’ equity (deficit).

12.	Fair Value Measurements

Financial instruments, including cash, restricted cash, accounts receivable and accounts payable are carried on the consolidated financial statements at amounts that approximate fair value. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2014 and 2013 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2014
Liabilities
Intermezzo reserve	$—	$—	$2,850	$2,850
Contingent obligations	—	—	4,560	4,560

	$—	$—	$7,410	$7,410

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2013
Liabilities
Convertible preferred stock warrants	$—	$—	$3	$3
Derivative liability	—	—	21,022	21,022

	$—	$—	$21,025	$21,025

As of December 31, 2014, the fair value of the contingent obligations to former Transcept stockholders was determined using probability-weighted scenario methodologies, employing cash-flow and sale proceeds income approaches with consideration to the potential timing of possible payments to former Transcept stockholders. Material assumptions used to value contingent obligations to former Transcept stockholders with respect to Intermezzo product right and the associated Intermezzo reserve include:

•	Probabilities associated with the various outcomes of the ongoing ANDA litigation and the potential sale of Intermezzo product rights;

•	The forecasted Intermezzo product revenues and associated royalties due the Company, as well as the appropriate discount rate given consideration to the market and forecast risk involved; and

•	The potential proceeds associated with, and timing of, the sale of the Company’s Intermezzo product rights.

Material assumptions used to value contingent obligations to former Transcept stockholders with respect to the TO-2070 asset include:

•	Probabilities associated with SNBL licensing the TO-2070 asset under the SNBL Termination Agreement; and

•	Potential proceeds associated with, and timing of, the potential payments in accordance with the SNBL Termination Agreement.

The following table provides a roll forward of the fair value of the Intermezzo reserve and contingent liability categorized as Level 3 instruments, for the year ended December 31, 2014 (in thousands):

	Intermezzo reserve— former Transcept stockholders	Contingent liability— former Transcept stockholders
Balances at December 31, 2013	$—	$—
Fair value on acquisition	2,870	4,580
Increase in fair value	—	379
Payments made	(20)	—
Reclassification to Intermezzo royalty payable	—	(399)

Balances at December 31, 2014	$2,850	$4,560

As of December 31, 2013, the fair value of the convertible preferred stock warrants was determined using the Black-Scholes option valuation model. The quantitative information associated with the fair value measurement of the Company’s Level 3 inputs related to the convertible preferred stock warrants as of December 31, 2013 include the fair value per share of the underlying convertible preferred stock, the remaining contractual term of the warrants (2.21 years), risk-free interest rate (0.34%), expected dividend yield (0%) and expected volatility of the price of the underlying preferred stock (73%) The fair value of the derivative liability related to the nonconvertible and convertible notes was determined using a probability adjusted discounted cash flow model. The quantitative information associated with the fair value measurement of the Company’s Level 3 inputs related to the derivative liability include the probabilities of an event requiring repurchase of the convertible notes, which range from 10.0% to 45.0%, the estimated time to repurchase, which ranges from six months to twelve months, and a discount rate of 20%.

The following table provides a roll-forward of the fair value of the convertible preferred stock warrants, derivative liability and continent liability to former Transcept stockholders categorized as Level 3 instruments for the years ended December 31, 2014 and 2013 (in thousands):

	Convertible Preferred Stock Warrants	Derivative Liability
Balances at December 31, 2012	$27	$22,202
Unrealized gain included in other income	(24)	(8,027)
Fair value of 2013 Notes issuance	—	6,847

Balances at December 31, 2013	3	21,022
Unrealized loss	1	118
Fair value of 2014 warrant issuance	36	—
Conversion to equity	(40)	(21,140)

Balances at December 31, 2014	$—	$—

13.	Stock-Based Compensation

Certain employees, officers, directors and consultants have been granted options and other equity instruments to purchase common shares under plans adopted in 1996, 2001, 2002, 2005, 2006 and 2014 (the “1996 Plan”, the “2001 Plan”, the “2002 Plan”, the “2005 Plan”, the “2006 Plan” and the “2014 Plan”). The 2001, 2002, and 2006 Plans were former Transcept plans that carried forward to the date of the Merger. The 1996, 2001, 2002 and 2005 Plans were cancelled at the effective time of the Merger. The 2006 and 2014 Plans survived the Merger.

Incentive stock options may be granted with exercise prices of not less than estimated fair value, and non-statutory stock options generally granted with an exercise price of not less than 85% of the estimated fair value of the common stock on the date of grant. Stock options granted to a stockholder owning more than 10% of voting stock of the Company must have an exercise price of not less than 110% of the estimated fair value of the common stock on the date of grant. The Company estimated the fair value of common stock until the Company became publicly traded. Stock options are generally granted with terms of up to ten years and vest over a period of four years.

2006 Plan

The 2006 Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock, performance share awards, performance stock units, dividend equivalents, restricted stock units, stock payments, deferred stock, performance-based awards and stock appreciation rights. The employee stock options generally vest over four years, are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are issued and are granted at prices equal to the fair value of the Company’s common stock on the grant date. The 2006 Plan will terminate on June 2, 2020.

Stock option and restricted stock unit exercises are settled with newly issued common stock from the 2006 Plan’s previously authorized and available pool of shares. A total of 41,667 shares of common stock was originally authorized for issuance pursuant to the 2006 Plan, plus the number of shares of the Company’s common stock available for issuance under the 2001 Plan that were not subject to outstanding options, as of the effective date of the 2006 Plan (including shares that are subject to stock options outstanding under the 2001 Plan that expired, were canceled or otherwise terminated unexercised, or shares that otherwise would have reverted to the share reserve of the 2001 Plan following the effective date of the 2006 Plan). The number of shares of common stock reserved for issuance under the Amended and Restated 2006 Plan increases automatically on the first day of each fiscal year by a number of shares equal to the least of: (i) 5.0% of shares of the Company’s common stock outstanding on such date; (ii) 125,000 shares; or (iii) a smaller number determined by the Company’s Board of Directors. This provision resulted in an additional 125,000, 78,509, and 77,818 of the Company’s common stock becoming available for issuance on January 1, 2015, January 1, 2014, and January 1, 2013, respectively. The maximum aggregate number of shares that may be issued pursuant to incentive stock options under the Amended and Restated 2006 Plan is 2,083,333.

At December 31, 2014, there remain 380,079 shares available for issuance under the 2006 Plan. See Subsequent Events Note 18.

2014 Plan

The 2014 Plan provides for the granting of incentive and non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards to employees, officers, directors, and consultants of the Company. Under the 2014 Plan, 67,500 shares of common stock were initially approved for grant. 67,500 shares of fully-vested restricted common stock were granted pursuant to the 2014 Plan to current and former employees and directors of the Company in June 2014. Attendant compensation expense of $0.3 million determined with reference to the then fair value of the Company’s common stock determined in good faith by the Company’s Board of Directors was recorded in connection with the June 2014 grant.

Also in June 2014, the board of directors approved an increase in the shares available for awards under the 2014 Plan to 875,531 shares from the 67,500 shares and granted the resulting 808,031 shares that became available for issuance under the 2014 Plan as options to purchase common stock to certain employees in June 2014. The common stock grants and stock option exercises from the 2014 Plan are settled with newly issued common stock from the 2014 Plan’s previously authorized and available pool of shares.

Certain of the options to purchase common stock issued in June 2014 were subsequently modified in 2014 on separation of the employees involved to provide for, among other changes, accelerated vesting terms.

At December 31, 2014, there remain 26,459 shares available for issuance under the 2014 Plan.

A summary of stock option activity and related information through December 31, 2014 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted– Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding
Balances at December 31, 2013	5,762	$471.40	6.2	$—
Granted	808,027	4.30
Exercised	—	—
Forfeited	(32,221)	87.83

Balances at December 31, 2014	781,568	$4.30	9.5	$26,768

Exercisable
December 31, 2014	54,392	$4.30	—	$—

Vested and expected to vest
December 31, 2014	733,370	$4.30	9.5	$25,121

Of the total options exercisable at December 31, 2014 and 2013, 54,392 and 5,099, respectively, were vested and 0 and 663, respectively, were subject to further vesting provisions. At December 31, 2014 and 2013, the Company had no shares exercised by employees that were still subject to certain vesting restrictions.

The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock of $38.55 per share at December 31, 2014 and $202.07 per share at December 31, 2013, and the exercise price of the underlying options.

The total intrinsic value of stock options exercised was $0 for each of the years ended December 31, 2014 and 2013.

The weighted-average grant-date fair value of grants of stock options was $2.71 per share for the year ended December 31, 2014. No stock options were granted in the year ended December 31, 2013.

Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. The Company estimates the fair value of its stock options using the Black-Scholes option-pricing model. The expected term and expected volatility are based on comparable companies from a representative peer group based on industry and market capitalization. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock option grants is as follows:

	Year Ended December 31,
	2014	2013
Volatility	72.0%	—
Weighted average risk-free interest rate	1.9%	—
Expected dividend yield	0.0%	—
Expected life of options (in years)	5.8	—

For all grants, the amount of stock-based compensation expense recognized has been adjusted for estimated forfeitures of awards for which the requisite service is not expected to be provided. Estimated forfeiture rates are developed based on the Company’s analysis of historical forfeiture data.

Stock-Based Compensation

The Company recognizes the associated compensation expense over the vesting periods of the awards, net of estimated forfeitures. The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2014	2013
Research and development expense	$288	$98
General and administrative expense	418	151

Total stock-based compensation expense	$706	$249

Total unrecognized stock-based compensation expense for all stock-based awards was $1.6 million at December 31, 2014. This amount will be recognized over a weighted-average period of 3.1 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan adopted in 2009 (the “ESPP”) is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. As of December 31, 2014, there remain 36,539 shares available for issuance under the ESPP.

Reserved Shares

At December 31, 2014, the Company has reserved shares of common stock for future issuance as follows:

Number of Shares
Employee stock purchase plan	36,539
Stock option plans:
Subject to outstanding options	781,568
Available for future grants	406,538
Warrants	14,734

Total	1,239,379

14.	Income Taxes

There is no provision for income taxes in the United States because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in valuation allowance.

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Year Ended December 31,
	2014	2013
Federal statutory rate	35.00%	35.00%
Change in valuation allowance	(18.84)	(62.36)
Permanent differences	(19.89)	19.40
State taxes, net of federal benefits	2.23	7.96
Other	1.50	0.00

	0.00%	0.00%

Significant components of the Company’s net deferred tax assets at December 31, 2014 and 2013 are as follows:

	Year Ended December 31,
	2014	2013
Current deferred tax assets
Accrued expenses	$569	$188

Total gross current deferred tax assets	569	188

Non-current deferred tax assets
Net operating losses	45,127	41,665
Capitalized research and development	11,798	11,997
Tax credit carryforwards	6,426	6,221
Stock compensation and other	182	391

Total non-current deferred tax assets	63,533	60,274

Non-current deferred tax liabilities
Intangible assets	(1,935)	—
Fixed assets	(146)	—

Total non-current deferred tax liabilities	(2,081)	—

Net non-current deferred tax asset	62,021	60,462
Less: valuation allowance	(62,021)	(60,462)

Net deferred tax asset	$—	$—

As of December 31, 2014, the Company had federal and state net operating loss carryforwards of $128.5 million and $2.4 million, respectively, which begin to expire in 2018. As of December 31, 2014, the Company had federal and state research and development tax credits carryforwards of $4.3 million and $3.3 million, respectively, which began to expire in 2014.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of $62.0 million and $60.5 million, respectively, was established at December 31, 2014 and 2013.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

The Company’s Merger consisted of two separate steps but was treated as an integrated transaction for federal income tax purposes. As a result of this transaction, some of the Company’s federal net operating losses, credits, and historical state attributes did not carryover under the new consolidated structure. Accordingly, the Company’s carryforward attributes have been written off along with the corresponding valuation allowance that was previously recorded against them. To date, the Company has not performed a formal study to determine if any of its remaining NOL and credit attributes might be further limited due to the ownership change rules of Section 382 or Section 383 of the Internal Revenue Code of 1986, as amended. The Company will continue to monitor this matter going forward during 2015.

The Company adopted the provisions of ASC 740-10 Accounting for Uncertainty in Income Taxes—an interpretation of ASC 740, on January 1, 2009, which required the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. The Company has determined that the adoption of ASC 740 did not have a material effect on the consolidated financial statements.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The earliest tax years that remain subject to examination by jurisdiction is 2011 for both federal and Massachusetts. However, to the extent the Company utilizes net operating losses from years prior to 2010, the statute remains open to the extent of the net operating losses utilized. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. There was no interest or penalties pertaining to uncertain tax positions in 2014 or 2013.

15.	Commitments and Contingencies

Leases

Future minimum operating lease obligations under non-cancelable leases with initial terms of more than one-year are as follows (in thousands):

Minimum Lease Obligation
Years Ended December 31,
2015	$513
2016	513

Total	$1,026

Under terms of the Company’s lease agreement, as amended, payments escalated during the term of the lease. The Company has recorded an accrued rent liability of $0.1 million and $0.1 million at December 31, 2014 and 2013, respectively, to account for these leases on a straight-line basis over the term of the lease.

In June 2012, the Company terminated one of its operating leases prior to the contractual termination date. As a result of the early termination, the Company was required to pay the landlord an aggregate of $1.6 million through monthly payments until May 2013. This amount was recorded as rent expense in the year ended December 31, 2012.

Net rent expense recorded by the Company for the years ended December 31, 2014 and 2013 was $0.6 million and $1.0 million, respectively.

The following pending litigation was assumed through the Merger.

Intermezzo Patent Litigation

In July 2012, the Company received notifications from three companies, Actavis Elizabeth LLC (Actavis), Watson Laboratories, Inc.—Florida (Watson), and Novel Laboratories, Inc. (Novel), in September 2012, from each of Par Pharmaceutical, Inc. and Par Formulations Private Ltd. (together, the Par Entities), in February 2013 from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (together, Dr. Reddy’s), and in July 2013 from TWi Pharmaceuticals, Inc. (“Twi”) stating that each has filed with the FDA an Abbreviated New Drug Application, or ANDA, that references Intermezzo.

•	Actavis & Watson: In the July 2012 notifications, Actavis and Watson indicated that each company’s ANDA includes Paragraph IV patent certifications to our U.S. Patent Nos. 7,658,945 (expiring April 15, 2027) and 7,682,628 (expiring February 16, 2025) (together, the “’945 and ‘628 Patents”). On November 28, 2012, Watson withdrew its ANDA, and, as a result of such withdrawal, on December 18, 2012, the Company and Purdue agreed to voluntarily dismiss the action without prejudice and on December 20, 2012 a court order was entered to such effect. The dismissal of Watson’s ANDA had no effect on the ANDA filed by Actavis, a wholly owned subsidiary of Watson Pharmaceuticals, Inc. On January 24, 2013, Actavis notified the Company that it has included Paragraph IV patent certifications to Transcept’s U.S. Patent Nos. 8,242,131 (expiring August 20, 2029) and 8,252,809 (expiring February 16, 2025) (together, the “’131 and ‘809 Patents”).

•	Novel: In the July 2012 notifications, Novel indicated that its ANDA includes Paragraph IV patent certifications to the ‘945 and ‘628 Patents. On December 10, 2012, Novel notified the Company that it has included Paragraph IV patent certifications to the ‘131 and ‘809 Patents.

•	Par Entities: The ANDAs submitted by the Par Entities each include Paragraph IV patent certifications to the ‘945, ‘628, ‘131 and ‘809 Patents.

•	Dr. Reddy’s: The ANDA submitted by Dr. Reddy’s includes Paragraph IV patent certifications to the ‘945, ‘628, ‘131 and ‘809 Patents.

•	TWi: The ANDA submitted by TWi includes Paragraph IV patent certifications to the ‘945, ‘628, ‘131 and ‘809 Patents.

In August 2012, September 2012, and October 2012, respectively, the Company joined Purdue Pharma in filing actions against Actavis, Watson and certain of their affiliates, Novel, and the Par Entities, in the U.S. District Court for the District of New Jersey, in each action alleging patent infringement and seeking injunctive and other relief. In December 2012, the Company and Purdue Pharma agreed to voluntarily dismiss the action against Watson following its withdrawal of its ANDA. After receiving the supplemental notifications referenced above, the Company and Purdue Pharma amended their pending complaints against Actavis and Novel to also allege infringement of the ‘131 and ‘809 patents, as well as the ‘628 patent previously asserted against those companies. The actions against the Par Entities alleged infringement of the ‘131 and ‘809 patents. In September 2013, the Company and Purdue Pharma agreed to voluntarily dismiss the action against one of the two Par Entities, Par Formulations Private Ltd., following that Par Entity’s withdrawal of its ANDA. The action against the other Par Entity, Par Pharmaceutical, Inc., remains pending and continues to allege infringement of the ‘131 and ‘809 patents. On November 24, 2014, the Company joined Purdue in filing a stipulation with Par Pharmaceutical in the Consolidated Action (described below) that (a) the Company, Purdue, and Par agreed be bound by any final judgment in the Consolidated Action concerning the validity or enforceability of the ‘131 patent, and (b) Par agreed to stipulate to infringement of any claim of the ‘131 patent asserted against it. Par’s then-pending motion for summary judgment was denied (as it was, on November 25, 2014). Under the stipulation, the Company,

Purdue, and Par agreed to stay the New Jersey action against Par. The Court entered the stipulation on November 25, 2014.

In April 2013, the Company joined Purdue Pharma in filing an action in the U.S. District Court for the District of New Jersey against Dr. Reddy’s, alleging patent infringement of the ‘628, ‘131 and ‘809 patents, and seeking injunctive and other relief. The New Jersey court has consolidated the Company’s actions against each of the above-referenced generic companies into a single action (the “Consolidated Action”).

In August 2013, the Company joined Purdue Pharma in filing two actions against TWi. The first action against TWi was filed on August 20, 2013 in the U.S. District Court for the District of New Jersey, and the second action against TWi was filed on August 22, 2013 in the U.S. District Court for the Northern District of Illinois. Each action alleges patent infringement of the ‘131 and ‘809 patents, and seeks injunctive and other relief. On October 17, 2013, TWi filed answers and counterclaims in both New Jersey and Illinois, in both cases seeking declarations of non-infringement and invalidity as to the ‘945, ‘628, ‘131, and ‘809 patents, as well as other relief. On January 13, 2014, the Illinois action against TWi was stayed pending dismissal of the New Jersey action against TWi, or further order of the Illinois court. On January 24, 2014, the Company and Purdue provided TWi with a covenant not to sue TWi based on its current ANDA formulation under the ’945 or ’628 patents, and on February 28, 2014, the Company and Purdue filed a motion to dismiss TWi’s counterclaims pertaining to the ’945 or ’628 patents based on the tendering of that covenant not to sue. On April 9, 2014, the New Jersey court denied the motion of the Company and Purdue. On July 22, 2014, the New Jersey court entered a consent decree and partial final judgment of non-infringement in TWi’s favor on the ‘945, ‘628, and ‘809 patents. The action against TWi remains pending as to the ‘131 patent.

On February 26, 2014, the United States District Court for the District of New Jersey (the “District Court”) consolidated the Company’s action against TWi with the existing Consolidated Action against Actavis, Novel, Par Pharmaceutical, and Dr. Reddy’s. On November 26, 2014, the Company joined Purdue in filing a stipulation with TWi in the Consolidated Action that (a) the Company, Purdue, and TWi agreed be bound by any final judgment in the Consolidated Action concerning the infringement, validity, or enforceability of the ‘131 patent, (b) TWi agreed to stipulate to infringement of any claim of the ‘131 patent asserted against it that any defendant in the Consolidated Action was found to infringe and (c) TWi would be deemed not to infringe any such claim that all defendants in the Consolidated Action were found not to infringe. Under the stipulation, the Company, Purdue, and TWi agreed to stay the New Jersey action against TWi. The District Court entered the stipulation on December 1, 2014.

The District Court held a consolidated trial between December 1, 2014 and December 15, 2014 involving Paratek, Purdue, and their patent infringement claims against Actavis, Novel, and Dr. Reddy’s. The District Court then received post-trial briefing and held a February 13, 2015 post-trial hearing. On March 27, 2015, the District Court issued an order and accompanying opinion finding that: (a) the asserted claims of the ‘628 patent, the ‘131 patent, and ‘809 patent are invalid as obvious; (b) Actavis, Novel, and Dr. Reddy’s infringe the ‘131 patent; (c) Novel infringes the ‘628 patent; and (d) Novel and Dr. Reddy’s infringe the ‘809 patent. The Court’s March 27, 2015 order also directed the parties to submit a proposed form of final judgment consistent with the District Court’s findings. We are considering our options in response to the District Court’s findings; however, we do not currently expect that this ruling will adversely affect our financial condition or our business. As a result of the Court’s findings, we anticipate that the intangible assets representing Intermezzo product rights will be impaired and the related contingent obligation will be reduced during the first quarter of 2015 in light of an expected decline in Intermezzo sales. See Note 3—Merger Agreement for description of the Intermezzo product rights and related contingent obligations.

Patent Term Adjustment Suit

In January 2013, the Company and Purdue Pharma filed suit in the Eastern District of Virginia against the United States Patent and Trademark Office, or USPTO, in connection with certain changes to the Leahy-Smith America Invents Act. The Company and Purdue Pharma are seeking a recalculation of the patent term adjustment of the ‘131 Patent. Purdue Pharma has agreed to bear the costs and expenses associated with this litigation. In

June of 2013, the judge granted a joint motion to stay the proceedings pending decisions in a number of appeals to the Federal Circuit, including Novartis AG v. Lee 740 F.3d 593 (Fed. Cir. 2014) on which an opinion was issued in January 2014. Since having issued final rules implementing another case filed by Novartis, the USPTO has been working through the civil action cases in order received and issuing remand decisions. The Company’s case is on remand until the USPTO makes its decision on the recalculation of the patent term adjustment.

Stockholder Suit

On October 2, 2014, Continuum Capital, on behalf of itself and a putative class of similarly situated stockholders of the Company, filed a lawsuit in the California Superior Court for Contra Costa County (the “Superior Court”) against the Company and its then current board members (only one of whom remains as a director) as well as against the entity then known as Paratek Pharmaceuticals, Inc. (“Old Paratek”), which merged with a wholly-owned subsidiary of the Company on October 30, 2014. The complaint alleges that the Company’s board members breached fiduciary duties to stockholders in connection with the Company’s merger transaction with Old Paratek announced on June 30, 2014, and that the Company and its board of directors failed to make adequate disclosures in soliciting stockholder approval of the merger transaction, and that Old Paratek aided and abetted the alleged breaches. After expedited discovery, the parties agreed in principal to a settlement and release of all claims by a defined class of pre-merger stockholders of the Company. In furtherance of the settlement, the Company supplemented its disclosures regarding the merger transaction and agreed to pay negotiated plaintiffs’ attorneys’ fee of $0.6 million. The settlement is subject to court approval of the settlement and fee award, and a dismissal of the action with prejudice. Defendants deny any wrongdoing and agreed to settle the action to eliminate the burden and expense of further litigation. On March 4, 2015, the Superior Court entered a preliminary approval order setting May 21, 2015 for the final settlement hearing and directed that notice be provided to the class. In the event the settlement is not consummated, the Company intends to vigorously defend all claims asserted.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition. The Company does not believe that any of the above matters will result in a liability that is probable or estimable at December 31, 2014.

16.	401(k) Savings Plan

The Company maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Savings Plan’s matching formula. All matching contributions and participant contributions vest immediately. Contributions totaled $0.1 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively, and have been recorded in the consolidated statements of operations.

17.	Subsequent Events

Shelf Registration

On January 12, 2015, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to sell shares of Company common stock, par value $0.001 per share, in an aggregate amount of up to $200.0 million to the public in a registered offering or offerings.

Stock Option Plan Activity

An evergreen provision in the Company’s 2006 Stock Option Plan resulted in an additional 125,000 shares of the Company’s common stock becoming available for issuance on January 1, 2015.

In February 2015, the Company’s Board of Directors granted 87,000 restricted stock units to executives and employees of the Company and 299,769 stock options to directors, an executive, employees and a consultant to the Company under the 2006 Plan with time vesting provisions ranging from one to four years. The Company’s Board of Directors also adopted a 2015 Inducement Plan in accordance with NASDAQ Rule 5635(c)(4), reserving 360,000 shares of common stock solely for the grant of inducement stock options to new employees, and granting 160,000 options under the plan to an executive of the Company with four-year time vesting provisions. Further, in February 2015 the Company’s Board of Directors modified the vesting terms attendant to eight grants to four executives of the Company aggregating 483,114 options previously granted under the 2014 Plan from strictly time-based vesting to include certain performance-based vesting terms.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Pricewaterhouse Coopers LLP

On April 17, 2014, PricewaterhouseCoopers LLP, or PwC, resigned as the independent registered public accounting firm for Paratek Pharmaceuticals, Inc.

The reports of PwC on our financial statements for the years ended December 31, 2011 and 2010, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of PwC on our financial statements for the year ended December 31, 2011 contained an explanatory paragraph which noted that there was substantial doubt about our ability to continue as a going concern. PwC has not audited any of our financial statements of as of any date or for any period subsequent to December 31, 2011.

During the two most recent fiscal years ended prior to PwC’s resignation, December 31, 2013 and 2012, and through April 17, 2014, (i) there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of PwC, would have caused them to make reference thereto in their report on our financial statements for such years, and (ii) there were no reportable events (as defined in Regulation S-K 304(a)(1)(v)).

We furnished a copy of the above disclosures to PwC and requested that PwC provide a letter addressed to the U.S. Securities and Exchange Commission stating whether or not it agrees with the statements made above. A copy of the letter from PwC dated April 1, 2015 is filed as Exhibit 16.2 to this Form 10-K.

Mayer Hoffman McCann

Effective May 19, 2014, we engaged Mayer Hoffman McCann P.C., Hoffman, as our independent registered public accounting firm. During the two most recent fiscal years ended, prior to PwC’s resignation, December 31, 2013 and 2012, and through May 19, 2014, we did not consult with Mayer Hoffman regarding either (i) the application of accounting principles to a specific transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to us that was an important factor considered in reaching a decision as to accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Regulation S-K 304(a)(1)(iv) and the related instructions to Regulation S-K 304, or a reportable event, as that term is defined in Regulation S-K 304(a)(1)(v).

On August 19, 2014, Mayer Hoffman resigned as our independent registered public accounting firm. There were (i) no disagreements with Hoffman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Hoffman, and (ii) no reportable events (as defined in Regulation S-K 304(a)(1)(v)).

We furnished a copy of the above disclosures to Hoffman and requested that Hoffman provide a letter addressed to the U.S. Securities and Exchange Commission stating whether or not it agrees with the statements made above. A copy of the letter from Hoffman dated April 1, 2015 is filed as Exhibit 16.3 to this Form 10-K.

CohnReznick LLP

Effective August 19, 2014, we engaged CohnReznick LLP, or CohnReznick, as our independent registered public accounting firm. During the two most recent fiscal years ended, prior to Hoffman’s resignation, December 31, 2013 and 2012, and through the date of August 19, 2014, we did not consult with CohnReznick, regarding either (i) the application of accounting principles to a specific transaction, completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that was an important factor considered in reaching a decision as to accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Regulation S-K 304(a)(1)(iv) and the related instructions to Regulation S-K 304, or a reportable event, as that term is defined in Regulation S-K 304(a)(1)(v).

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We maintain a system of internal control that is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Notwithstanding that we do not qualify for the relief afforded by Instruction 1 to Item 308 of Regulation S-K to newly public companies, management has not assessed nor attested to our internal control over financial reporting as is set forth in Item 308 of Regulation S-K promulgated under the Securities Exchange Act 1934, as amended, and Section 404 of the Sarbanes-Oxley Act as of December 31, 2014, the end of our last fiscal year. We will do so initially as of December 31, 2015.

We were unable to conduct the required assessment primarily due to the Merger occurring in the fourth quarter of 2014 and the substantial change in operational focus, management and the internal control environment following the Merger. Following the Merger, Paratek’s historical operations, and not that of Transcept, represent virtually the entirety of the combined business. In addition, following the Merger the accounting and financial systems of Transcept, as well as personnel, were replaced by those of Paratek. Due to the extensive changes to our internal control environment, it was impractical for us to develop, implement, refine, test, assess our internal control environment and produce management’s assessment of internal control over financial reporting as required by Item 308 of Regulation S-K.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have not been any changes in our internal controls over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2014 fiscal year pursuant to Regulation 14A for our 2015 Annual Meeting of Stockholders, or the 2015 Proxy Statement, and the information to be included in the 2015 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2015 Proxy Statement and is hereby incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item will be contained in the 2015 Proxy Statement and is hereby incorporated by reference.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics. The code of business conduct applies to all of our employees, officers and directors. The full texts of our codes of business conduct and ethics are posted on our website at http://www.paratekpharm.com under the Investor Relations section. We intend to disclose future amendments to our codes of business conduct and ethics, or certain waivers of such provisions, at the same location on our website identified above and also in public filings. The inclusion of our website address in this report does not include or incorporate by reference the information on our website into this report.

Item 11.	Executive Compensation

The information required by this item will be contained in the 2015 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated by reference to our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants		Weighted- Average Exercise Price of Outstanding Options and Warrants		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by stockholders(1)	781,573	(2)	$4.30	(3)	443,077	(4)
Equity compensation plans not approved by stockholders	—		—		—

Total	781,573		$4.30		443,077

(1)	The number of authorized shares under the Amended and Restated 2006 Equity Incentive Plan, or the 2006 Plan, automatically increases on January 1 of each year by a number of shares equal to the lesser of (i) 125,000 shares, (ii) 5.0% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board of Directors.
(2)	Includes 781,573 shares relating to outstanding options.
(3)	Represents the weighted-average exercise price of outstanding options.
(4)	Includes 36,539 shares available under the 2009 Employee Stock Purchase Plan, 380,079 shares available under the 2006 Plan and 26,459 shares available under the 2014 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2015 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the 2015 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, State of Massachusetts, on the 2nd day of April, 2015.

Paratek Pharmaceuticals, Inc.

By:	/s/ Michael F. Bigham
Michael F. Bigham Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Michael F. Bigham and Douglas W. Pagán his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael F. Bigham Michael F. Bigham	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 2, 2015

/s/ Douglas W. Pagán Douglas W. Pagán	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2015

/s/ Evan Loh Evan Loh, M.D.	President, Chief Medical Officer and Director	April 2, 2015

/s/ Thomas J. Dietz Thomas J. Dietz, Ph.D.	Director	April 2, 2015

/s/ Richard J. Lim Richard J. Lim	Director	April 2, 2015

/s/ Robert Radie Robert Radie	Director	April 2, 2015

/s/ Jeffrey Stein Jeffrey Stein, Ph.D.	Director	April 2, 2015

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization by and among Transcept Pharmaceuticals, Inc., Tigris Merger Sub, Inc., Tigris Acquisition Sub, LLC and Paratek Pharmaceuticals, Inc. dated as of June 30, 2014.	Form 8-K	001-36066	2.1	July 1, 2014

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Amended and Restated Bylaws.	Form S-3	333-201458	3.3	January 12, 2015

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock.	Form 8-K	000-51967	3.1	September 13, 2013

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Tax Benefit Preservation Plan and related documents between the Company and American Stock Transfer & Trust Company, LLC dated as of September 13, 2013.	Form 8-K	000-51967	4.1	September 13, 2013

10.1+	2001 Stock Option Plan and Forms of Agreements relating thereto.	Form S-1	333-131741	10.1	February 10, 2006

10.2A+	2006 Incentive Award Plan, as amended and restated.	Form 8-K	000-51967	99.1	June 3, 2010

10.2B+	Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan.	Form S-8	333-172041	99.2	February 3, 2011

10.3+	Form of Restricted Stock Unit Award Grant Notice and Form of Restricted Stock Unit Award Agreement under the 2006 Incentive Award Plan, as amended.	Form 8-K	001-36066	10.1	February 10, 2015

10.4+	2009 Employee Stock Purchase Plan.	Form 8-K	000-51967	10.1	June 9, 2009

10.5A+	2014 Equity Incentive Plan, as amended.	Form S-8	333-201204	4.1	December 22, 2014

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.5B+	Form of Option Agreement under the 2014 Equity Incentive Plan, as amended.	Form S-8	333-201204	4.2	December 22, 2014

10.6A+	2015 Inducement Plan.	Form 8-K	001-36066	10.2	February 10, 2015

10.6B+	Form of Stock Option Grant Notice and Form of Option Agreement under the 2015 Inducement Plan.	Form 8-K	001-36066	10.3	February 10, 2015

10.7*	Assignment, Assumption, Amendment and Consent by and between the Company and King Real Estate Corporation for sixth floor at 75 Kneeland Street, Boston, Massachusetts, dated September 1, 2001, as amended.

10.8+	Fourth Amended and Restated Director Equity Compensation Policy.	Form 10-Q	000-51967	10.2	May 9, 2013

10.9	Form of Indemnification Agreement between the Company and its executive officers and directors.	Form 8-K	001-36066	10.1	October 31, 2014

10.10†	United States License and Collaboration Agreement by and between the Company and Purdue Pharmaceutical Products L.P., dated as of July 31, 2009.	Form 10-Q	000-51967	10.1	November 16, 2009

10.11†	First Amendment to the United States License and Collaboration Agreement by and between the Company and Purdue Pharmaceutical Products L.P., dated as of November 1, 2011.	Form 10-K	000-51967	10.30	March 30, 2012

10.12†	Letter Agreement by and between the Company and Purdue Pharmaceutical Products L.P., dated as of July 31, 2009.	Form 10-Q	000-51967	10.2	November 16, 2009

10.13†	Letter Agreement by and between the Company and LP Clover Limited, dated as of July 31, 2009.	Form 10-Q	000-51967	10.3	November 16, 2009

10.14†	License Agreement by and between the Company and Shin Nippon Biomedical Laboratories, Ltd., dated as of September 24, 2013.	Form 10-Q	001-36066	10.6	November 7, 2013

10.15	Termination Agreement and Release, between the Company and Shin Nippon Biomedical Laboratories, dated as of September 19, 2014.	Form 10-Q	001-36066	10.1	October 28, 2014

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.16††*	Collaborative Research and License Agreement by and between the Company and Warner Chilcott, dated as of July 2, 2007.

10.17††*	License Agreement by and between the Company and Tufts University dated as of February 1, 1997, as amended.

10.18+*	Employment Agreement, as amended, by and between the Company and Doug Pagán dated as of February 4, 2015.

10.19+*	Employment Agreement, as amended, by and between the Company and Michael Bigham dated as of February 4, 2015.

10.20+*	Employment Agreement, as amended, by and between the Company and Evan Loh dated as of February 4, 2015.

10.21*	Warrant, dated as of April 13, 2006 issued to Hercules Technology Growth Capital, Inc.

10.22*	Warrant, dated as of April 7, 2014 issued to HBM Healthcare Investments (Cayman) Ltd.

10.23*	Warrant, dated as of April 18, 2014 issued to K/S Danish BioVenture.

10.24*	Warrant, dated as of April 7, 2014 issued to Omega Fund III, L.P.

16.1	Notice Regarding Change in Certifying Accountant.	Form 8-K	001-36066	16.1	November 14, 2014

16.2*	Letter from Pricewaterhousecoopers L.L.P to the Securities and Exchange Commission dated as of April 1, 2015

16.3*	Letter from Mayer Hoffman McCann, PC. to the Securities and Exchange Commission dated as of April 1, 2015

21.1*	Subsidiaries of the Company.

23.1*	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
††	Confidential treatment has been requested as to certain portions, which have been omitted and submitted separately to the Securities and Exchange Commission.
+	Management contract or compensatory plan, contract or arrangement.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.