Form 10-K/A
period 2014-12-31
Paratek Pharmaceuticals, Inc.
filed 2015-04-24
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Explanatory Note

Paratek Pharmaceuticals, Inc., is filing Amendment No. 1 to the Annual Report on Form 10-K/A to (i) amend Item 1 – “Business” to include a clinical response comparison table that was inadvertently excluded and to incorporate regulatory updates received subsequent to the filing of the Annual Report on Form 10-K, (ii) correct typographical errors, and (iii) file corrected certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; among other things.

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

We have successfully completed clinical studies necessary to advance omadacycline into Phase 3 clinical development. We have reached an agreement with the U.S. Food and Drug Administration, or the FDA, for two separate Special Protocol Assessment, or SPA, agreements (updated in November 2013) with regard to Phase 3 registration trial designs for omadacycline in both ABSSSI and CABP. An SPA agreement documents the FDA’s agreement that the design and planned analysis of the Phase 3 clinical trial reviewed under the SPA process, if the trial is successfully completed, will support a new drug application, or an NDA, submission. An SPA agreement is intended to provide greater assurance that if the agreed upon clinical trial protocols are followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of NDA approval. An SPA may only be changed through a written agreement between the sponsor and the FDA or if the FDA becomes aware of new public health concerns. SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate, and final determinations of approvability will not be made until the FDA completes its review of the entire NDA. In April 2015, we received confirmation from the FDA that our protocols, as submitted, continue to be covered by the SPA agreements.

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

The following table summarizes the primary therapeutic applications for our two Phase 3 ready product candidates:

(1)	Updated SPA agreements were received from the FDA for ABSSSI and CABP in November 2013 and we received confirmation from the FDA in April 2015 that our protocols, as submitted, continue to be covered by the SPA agreements. QIDP status for IV and oral formulations has been received in all three indications.
(2)	UTI program being developed. QIDP status has been received in cUTI.
(3)	We retain rights to sarecycline outside of the United States. Up to $17 million in regulatory milestones and mid-single digits to the low double digits royalties may be earned by us from Actavis on U.S. net sales.

The Antibiotics Market and Limitations of Current Therapies

Physicians commonly prescribe antibiotics to treat patients with acute and chronic infectious diseases that are either known, or presumed, to be caused by bacteria. The World Health Organization has identified the development of worldwide resistance to currently available antibacterial agents as being one of the three greatest threats to human health in this decade. In a press release announcing the release of a study titled “Hospital and Societal Costs of Antimicrobial Resistant Infections in a Chicago Teaching Hospital: Implications for Antibiotic Stewardship,” it was estimated that antibiotic-resistant infections cost the U.S. healthcare system in excess of $20.0 billion annually. In addition, these avoidable infections result in more than $35.0 billion in societal costs and more than 8 million additional days spent in the hospital. Historically, the majority of life-threatening infections resulting from antibiotic-resistant bacteria were acquired in the hospital setting. According to two recent reports issued by Decision Resources Group, “Hospital-Treated Infections” published in 2014 and “Community Acquired Bacterial Pneumonia” published in 2012, approximately seven million antibiotic treated events occur annually in the three combined indications of ABSSSI, UTI, and CABP in U.S. hospitals. The evolving emergence of multi-drug resistant pathogens in the community setting further emphasizes the need for novel agents capable of overcoming antibiotic resistance. IMS data issued in 2014 reported that approximately 75 million retail prescriptions for the top five generic broad spectrum oral antibiotics, levofloxacin, co-amoxyclav, azithromycin, ciprofloxacin, and clarithromycin were written in 2013 in the United States alone, with approximately two-thirds being in respiratory indications. While only levofloxacin maintained significant patent coverage, global sales in 2010 for these five antibiotics ranged from $3.4 billion for levofloxacin to $1.4 billion for clarithromycin and approximately 65% of the sales generated were for their oral formulations as a result of step down therapy.

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

•	Increasing bacterial resistance. Bacterial resistance to the most frequently prescribed antibiotics (branded or generic) has limited their potential to treat infections, which prevents their use as an empiric monotherapy. We believe that MRSA and MDR-SP in the community have posed treatment challenges because of resistance to penicillins (resistance rate up to 100% for both), cephalosporins (100% and 11%, respectively, for ceftriaxone), macrolides (83% and 86%, respectively, for erythromycin/azithromycin) and quinolones (73% and 2%, respectively, for levofloxacin), particularly in ABSSSI and CABP. There have also been recent reports of resistance developing during treatment with daptomycin and concerns about an increasing frequency of strains of Staphylococcus aureus with reduced susceptibility to vancomycin. Additionally, linezolid use has been associated with drug resistance, including reports of outbreaks of resistance among Staphylococcus aureus and Enterococcus strains. The increasing occurrence of multi-drug resistant, ESBL-producing, gram-negative bacteria in community-acquired UTIs has severely curtailed the oral antibiotic treatment options available to physicians for these UTIs. For example, in a recent survey, 95% and 76% of the ESBL isolates of Escherichia coli found in UTIs, respectively, were resistant to ceftriaxone and levofloxacin.

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

Our Product Candidates

Omadacycline

In order to address some of the limitations of current antibiotics, we have designed omadacycline to be a new broad-spectrum antibiotic for potential use as an empiric monotherapy option for patients suffering from serious, community-acquired bacterial infections, such as ABSSSI, CABP and UTI, where antibiotic resistance is of concern for treating physicians. We believe omadacycline may enable physicians to prescribe an antibiotic that will increase the chance for reliable cure rates, the potential ability to avoid hospitalization and the potential for shorter hospital stays through the completion of therapy with an oral antibiotic at home, all of which may reduce overall healthcare costs. Potential advantages of omadacycline include:

•	Once-daily IV and oral formulations to support “step-down” therapy. We have studied once-daily IV and oral formulations of omadacycline in approximately 700 subjects to date across multiple Phase 1, Phase 2 and Phase 3 clinical trials, and we plan to use both of these formulations in our Phase 3 registration trials. The bioequivalence of the IV and oral formulations may permit step-down therapy, which may allow patients to start treatment on the IV formulation then “step down” to the oral formulation of the same antibacterial agent once the infection is responding. We believe that step-down therapy has the potential to avoid the safety and efficacy concerns that can accompany switching from an IV agent to a different class of oral antibiotic and to facilitate the continuance of curative therapy at home. We believe that our SPA agreements with the FDA will permit us to submit for approval of both IV and oral formulations of omadacycline.

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

In addition to its broad spectrum of antibacterial activity and its availability in once-daily IV and oral formulations, omadacycline appears to penetrate tissues broadly, including the lungs, muscle and kidneys, thereby achieving high concentrations at the sites of infection. Since omadacycline is eliminated from the body (as unchanged parent compound) via the kidneys, liver and intestine in a balanced manner, we believe it may potentially be used in patients with diminished kidney and liver function, without dose adjustment. In addition, we have completed pre-clinical work evaluating omadacycline for the potential treatment of sinusitis, also known as a sinus infection or rhinosinusitis. We intend to continue exploring the potential use of omadacycline for the treatment of patients with sinusitis.

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

Patient characteristics. Of the 140 patients that received at least one dose of study drug, 68 were randomized to omadacycline and 72 were randomized to linezolid. Cellulitis was present in 92 of the 140 patients who received at least one dose of study drug. The maximal dimension of the infection at baseline exceeded 10 cm for 125 of the 140 patients, and for these patients the mean maximal lesion dimension exceeded 20 cm.

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

Phase 2 Clinical Trial in cSSSI

We designed and conducted and completed a randomized Phase 2 clinical trial with the primary objective of comparing the safety and tolerability of omadacycline to linezolid in patients with cSSSI. Our key secondary objectives involved comparing the efficacy of omadacycline to linezolid and assessing the PK properties of omadacycline.

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

	Omadacycline			Linezolid
Population	Clinical Success (N)	Total (N)	Clinical Success (%)	Clinical Success (N)	Total (N)	Clinical Success (%)
Intent-to-Treat	98	111	88.3%	82	108	75.9%
Clinically Evaluable	98	100	98.0%	82	88	93.2%

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

From our End-of-Phase 2 meeting with the FDA regarding omadacycline, the FDA stated that our anticipated preclinical package for this product candidate was potentially acceptable to support the approval of an NDA. We still plan to conduct a limited Phase 1 clinical trial to evaluate exposure levels of omadacycline in patients with impaired kidney function, a small urinary PK Phase 1B study in subjects with cystitis, a small Phase 1 BAL/ELF clinical trial to evaluate the PK properties of omadacycline in the lungs, and a Phase 1 pediatric patient clinical trial. We also intend to initiate a pediatric study prior to submission of the omadacycline NDA in order to meet Pediatric Research Equity Act, or PREA, requirements.

Preclinical Studies

We have conducted preclinical studies to assess the safety of omadacycline, including thirteen week IV and oral studies in rats and monkeys to assess for efficacy in animal models of bacterial infections. In vitro and in vivo testing indicated the potential clinical utility of omadacycline in ABSSSI, CABP and UTI. The table below shows the in vitro activity of omadacycline against a broad range of bacterial pathogens found in ABSSSI, CABP and UTI, as assessed in independent laboratories using bacteria isolated from clinical specimens.

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

Pharmacodynamic Characteristics Supporting Omadacycline Clinical Development in CABP

The microbiologic attributes of omadacycline, its effectiveness in non-neutropenic animal infection models, and its human pharmacokinetics suggest that omadacycline will be efficacious in community-acquired bacterial pneumonia. Omadacycline has demonstrated in vitro activity against the most common bacterial pathogen, Streptococcus pneumoniae (MIC90=0.06 to 0.12 µg/ml) and against H. influenzae (MIC90= 1.0 µg/ml) and Legionella pneumophila (MIC90= 0.25 µg/ml). Based on pharmacodynamics modeling using animal infection models, and taking into consideration an intact immune system, the projected efficacious plasma AUC to be attained in pneumonia would be between 0.5 and 1.1 µg*hr/ml. This would correspond to an AUC/MIC ratio of between 4.3-8.9. In humans, omadacycline has been shown to have a steady-state plasma AUC of approximately 10 µg*hr/ml—well above the AUC required for projected clinical efficacy based upon these animal models. Other factors may also contribute to efficacy, including low protein binding (< 20% in humans) and high tissue concentrations (in rats, omadacycline concentrations are 5.8 times greater than the plasma concentrations).

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

Key Pathogens—ABSSSI

	MIC90 (µg/ml)
Organism (Number of Isolates)	Omadacycline	Ceftriaxone		Linezolid	Levofloxacin	Vancomycin	Amox- Clav(1)	Azithromycin
Staphylococcus aureus (MRSA) (111)	0.25	>64	(2)	4	>8	1	>8	>8
Staphylococcus aureus (MSSA) (52)	0.25	4		2	2	1	1	>8
Streptococcus pyogenes (104)	0.12	0.03		2	1	0.5	0.015	>4

(1)	Amoxicillin-clavulanic acid.
(2)	“>” indicates the highest concentration tested.

Key Anaerobe Pathogens—ABSSSI

	MIC90 (µg/ml)
Organism (Number of Isolates)	Omadacycline	Cefotaxime	Metronidazole		Clindamycin	Amox- Clav
Anaerobic gram-positive cocci (101)	0.5	16	>64	(1)	8	16

(1)	“>” indicates the highest concentration tested.

Key Typical Pathogens—CABP

	MIC90 (µg/ml)
Organism (Number of Isolates)	Omadacycline	Ceftriaxone		Linezolid		Levofloxacin	Vancomycin	Amox- Clav	Azithromycin
Staphylococcus aureus (MRSA) (111)	0.25	>64	(1)	4		>8	1	>8	>8
Streptococcus pneumoniae, PRSP (51)	0.12	2		2		1	1	8	>4	(1)
Haemophilus influenzae (105)	1	0.008		N/A	(2)	0.03	N/A	1	4
Moraxella catarrhalis (105)	0.25	1		8		0.06	N/A	0.25	0.06

(1)	“>” indicates the highest concentration tested.
(2)	“N/A” indicates that the antibiotic is not indicated against this organism and/or has no useful therapeutic activity.

Key Atypical Pathogens—CABP

	MIC90 (µg/ml)
Organism (Number of Isolates)	Omadacycline	Ceftriaxone		Linezolid	Moxifloxacin			Vancomycin	Amox- Clav	Azithromycin
Legionella pneumophila (25)	0.25	N/A	(1)	N/A	≤	0.03	(2)	N/A	N/A	0.5

(1)	“N/A” indicates that the antibiotic is not indicated against this organism and/or has no useful therapeutic activity.
(2)	DuBois, J. et al. 2006. Activity of MK-2764/PTK 0796 Against Legionella spp. 46th ICAAC. Poster F1-1972

Key Pathogens—UTI

	MIC90 (µg/ml)
Organism (Number of Isolates)	Omadacycline	Ceftriaxone		Linezolid		Levofloxacin	Vancomycin	Amox- clav
Escherichia coli ESBL pos. (102)	4	128		N/A	(3)	>16	N/A	16
Staphylococcus aureus (MRSA) (111)	0.25	>64	(2)	4		>8	1	>8
CoNS, MR (114)(1)	1	>64		2		>8	2	8
Enterococcus species (310)	0.25	>64		4		>8	>32	>8

(1)	CoNS, MR: Coagulase-negative Staphylococcus species (not Staphylococcus aureus), methicillin resistant.
(2)	“>” indicates the highest concentration tested.
(3)	“N/A” indicates that the antibiotic is not indicated against this organism and/or has no useful therapeutic activity.

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

Proposed Phase 3 Omadacycline Clinical Trials

We have conformed our proposed Phase 3 clinical trial designs for omadacycline to incorporate changes in regulatory guidance from the FDA over the last five years for the development of antibiotics as treatment for both ABSSSI and CABP. Following modification of the FDA’s guidance, we reached agreements in November 2013 with the FDA in the form of SPA amendment agreements for both a planned Phase 3 ABSSSI clinical trial and a planned Phase 3 CABP clinical trial. Subsequently, in late 2013 and early 2014, the FDA published new guidance for the industry on developing drugs for ABSSSI and draft guidance for the industry for developing drugs for CABP, both of which are consistent with the SPA that we received in November 2013. In April 2015, we received confirmation from the FDA that our protocols, as submitted, continue to be covered by the SPA agreements.

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

Sarecycline

Sarecycline is a novel, next-generation tetracycline that we designed specifically for dermatological use. We exclusively licensed the U.S. rights to sarecycline for the treatment of acne to Actavis. Actavis funds all U.S. development costs for this program. In exchange for license rights, we earn milestone payments upon the achievement of development and regulatory progress, of which a $4.0 million payment for the initiation of Phase 3 in December 2014 was received in January 2015, with $17.0 million remaining to be achieved, and a royalty on eventual net sales, if any. The next milestone is $5.0 million upon NDA submission. We retain development and commercialization rights outside of the United States, which are available for licensing to other partners in key international markets, such as the European Union, Japan, the rest of Asia, and Latin America. Actavis completed a Phase 2 clinical trial in early 2013 of sarecycline for the treatment of acne, the results of which were recently presented at an Actavis investor day conference in February 2015. Actavis initiated Phase 3 clinical trials of sarecycline in December 2014 for acne. In addition, we have granted Actavis an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States, which converted to a non-exclusive license in December 2014 after Actavis did not exercise its development option with respect to rosacea. There are currently no clinical trials in rosacea under way.

Market

Both acne and rosacea can be disfiguring conditions with significant social and medical costs. According to IMS sales data, over $3.0 billion was spent on treatments for acne in 2013. In excess of $1.3 billion was spent in

2011 on various oral formulations of doxycycline or minocycline to treat these conditions. Periostat, reformulated doxycycline, and Solodyn, reformulated minocycline, recorded peak sales of approximately $300.0 million in 2012 and $750.0 million in 2011, respectively. In February 2015, at an investor day conference, Activis estimated peak U.S. revenue for sarecycline to potentially reach $250 to $500 million.

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

For omadacycline, the manufacturing process has been refined to commercial scale. The active pharmaceutical ingredient manufacturing process is an efficient three step synthesis followed by purification and salt formation. The starting material is minocycline, which is a well characterized generic active ingredient. We have produced stable IV and oral drug product formulations. These products are currently undergoing stability testing and have demonstrated room temperature stability through at least three years. We have identified qualified commercial manufacturers for omadacycline, and we intend to use those manufacturers to complete process validation in support of potential market authorization filing, approval and launch.

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

Purdue Pharma L.P.

In July 2009, we and Purdue Pharma L.P., or Purdue Pharma, entered into a collaboration agreement, or the Purdue Collaboration Agreement, that grants an exclusive license to Purdue Pharma to commercialize Intermezzo in the United States and pursuant to which:

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

Shin Nippon Biomedical Laboratories Ltd.

In September 2013, we and Shin Nippon Biomedical Laboratories Ltd. entered into a license agreement, or the SNBL License Agreement, pursuant to which SNBL granted us an exclusive worldwide license to commercialize SNBL’s proprietary nasal drug delivery technology to develop TO-2070. We were developing TO-2070 as a treatment for acute migraine using SNBL’s proprietary nasal powder drug delivery system. Under the SNBL License Agreement, we were required to fund all development and regulatory approval with respect to TO-2070. Pursuant to the SNBL License Agreement, we paid an upfront nonrefundable technology license fee of $1.0 million, and we were also obligated to pay up to an aggregate of $41.5 million upon the achievement of certain development, regulatory and sales milestones, and tiered, low double-digit royalties on annual net sales of TO-2070.

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

The Pediatric Research Equity Act, or PREA, which requires a sponsor to conduct pediatric studies for most drugs and biologicals, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under the PREA, original NDAs, biologics license applications, or BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or the FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or submit a request for approval of a pediatric formulation. In our End-of-Phase 2 meeting with the FDA regarding omadacycline, we agreed to initiate an initial pediatric study prior to submission of the NDA, because serious and resistant ABSSSI and CABP also occur in children. Omadacycline could be a useful new antibiotic for this patient population. The FDA stated that our pediatric studies will exclude patients less than eight years of age.

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

Beyond GAIN Act

In addition to the GAIN Act, the United States Congress has initiated a significant number of legislative proposals to provide further incentives in anti-infective development. Such legislation includes the following:

•	The Antibiotic Development to Advance Patient Treatment Act of 2013, or ADAPT Act, was introduced in July 2014 to provide an accelerated antibiotic development pathway;

•	The Developing an Innovative Strategy for Antimicrobial Resistant Microorganisms Act of 2014, or DISARM Act, was introduced in January 2015 to provide a new antibiotics reimbursement framework; and

•	A discussion document outlining proposed provisions in the 21st Century Cures Act was released in January 2015 including a provision that would permit the holder of a QDIP designated product to convey a portion of its five-year extension of exclusivity to one or more other drugs.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this report before you decide to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of the events described below, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

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

As of December 31, 2014, we had cash totaling $95.9 million, working capital of $97.6 million and an accumulated deficit of $197.9 million. These figures include the $93.0 million in proceeds we received from our October 2014 financing. Our net loss for 2014 and 2013 was $17.8 million and $4.7 million, respectively.

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

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare laws, including those commonly referred to as “fraud and abuse” laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include, among others, false claims and anti-kickback statutes. At such time, if ever, as we or any of our partners market any of our future approved products, it is possible that some of our or our partner’s business activities could be subject to challenge under one or more of these laws. The laws that may affect our ability to operate include:

•	federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid;

•	the federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•	federal data privacy and security regulation, including HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose specified requirements relating to the privacy, security and transmission of individually identifiable health information;

•	the federal Physician Payments Sunshine Act and its implementing regulations, which imposed annual reporting requirements for certain manufacturers of drugs, devices, biologicals and medical supplies for payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•	analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The Company earned an upfront fee in the amount of $4.0 million upon the execution of the agreement, $1.0 million upon filing of an initial new drug application in 2010, and $2.5 million upon initiation of Phase 2 trials in 2012. In December 2014, the Company also earned $4.0 million upon initiation of Phase 3 trials associated with the agreement. In addition, Actavis may be required to pay the Company an aggregate of approximately $17.0 million upon the achievement of specified future regulatory milestones, the next being $5.0 million upon acceptance of an NDA submission. Actavis is also obligated to pay the Company tiered royalties, ranging from the mid-single digits to the low double digits, based on net sales of tetracycline compounds developed under the agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term. Actavis’ obligation to pay the Company royalties for each tetracycline compound it commercializes under the agreement expires on the later of the expiration of the last to expire patent that covers the tetracycline compound in the United States and the date on which generic drugs that compete with the tetracycline compound reach a certain threshold market share in the United States.

Either the Company or Actavis may terminate the agreement for certain specified reasons at any time after Actavis has commenced development of any tetracycline compound, including if Actavis determines that it would not be commercially viable to continue to develop or commercialize the tetracycline compound and/or that it is unlikely to obtain regulatory approval of the tetracycline compound, and, in any case, no backup tetracycline compound is in development or ready to be developed and the parties are unable to agree on an extension of the development program or an alternative course of action. Either the Company or Actavis may terminate the agreement for the other party’s uncured breach of a material term of the agreement on 60 days’ notice (unless the breach relates to a payment term, which requires a 30-day notice) or upon the bankruptcy of the other party that is not discharged within 60 days. Upon the termination of the agreement by Actavis for the Company’s breach, Actavis’ license will continue following the effective date of termination, subject to the payment by Actavis of the applicable milestone and royalty payments specified in the agreement unless our breach was with respect to certain specified obligations, in which event the obligation of Actavis to pay the Company any further royalty or milestone payments will terminate. Upon the termination of the agreement by us for Actavis’ breach or the voluntary termination of the agreement by Actavis, Actavis’ license under the agreement will terminate.

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

Unless terminated earlier, the agreement will expire at the same time as the last-to-expire patent in the patent rights licensed to us under the agreement and after any such expiration the Company will continue to have an exclusive, fully-paid-up license to such intellectual property licensed from Tufts. Tufts has the right to terminate the agreement upon 30 days’ notice should the Company fail to make a material payment under the agreement or commit a material breach of the agreement and not cure such failure or breach within such 30 day period, or if, after the Company has started to commercialize a product under the agreement, the Company ceases to carry on its business for a period of 90 consecutive days. The Company has the right to terminate the agreement at any time upon 180 days’ notice. Tufts has the right to convert the Company’s exclusive license to a non-exclusive license if the Company does not commercialize a product licensed under the agreement within a specified time period. As of December 31, 2014 and 2013, approximately $48,000 and $73,000, respectively, were included in accounts payable and accrued expenses.

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

Purdue Pharma L.P.

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

Shin Nippon Biomedical Laboratories Ltd.

In September 2013, the Company and Shin Nippon Biomedical Laboratories Ltd., or SNBL, entered into a license agreement, or the SNBL License Agreement, pursuant to which SNBL granted the Company an exclusive worldwide license to commercialize SNBL’s proprietary nasal drug delivery technology to develop TO-2070. The Company was developing TO-2070 as a treatment for acute migraine using SNBL’s proprietary nasal powder drug delivery system. Under the SNBL License Agreement, the Company was required to fund all development and regulatory approval with respect to TO-2070. Pursuant to the SNBL License Agreement, the Company paid an upfront nonrefundable technology license fee of $1.0 million, and the Company was also obligated to pay up to an aggregate of $41.5 million upon the achievement of certain development, regulatory and sales milestones, and tiered, low double-digit royalties on annual net sales of TO-2070.

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

The tax benefit preservation plan, subject to limited exceptions, provides that any stockholder or group that acquires beneficial ownership of 4.99% or more of the Company’s securities without the approval of the Company’s Board of Directors would be subject to significant dilution of its holdings. In addition, subject to limited exceptions, any existing 4.99% or greater stockholder that acquires beneficial ownership of any additional shares of the Company’s securities without the approval of the Board of Directors would also be subject to dilution. In both cases, such person would be deemed to be an “acquiring person” for purposes of the tax benefit preservation plan.

In the event that a person becomes an “Acquiring Person” under the tax benefit preservation plan, subject to certain exceptions, the Rights, other than Rights that are or were acquired or beneficially owned by the Acquiring Person (which Rights will thereafter be null and void), will become exercisable for a number of shares of the Company’s common stock having a market value equal to twice the exercise price of the Right. The Board of Directors has established procedures to consider requests to exempt certain acquisitions of the Company’s securities from the tax benefit preservation plan if the Board of Directors determines that doing so would not limit or impair the availability of the tax benefits or is otherwise in the best interests of the Company.

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

Stock option and restricted stock unit exercises are settled with newly issued common stock from the 2006 Plan’s previously authorized and available pool of shares. A total of 41,667 shares of common stock was originally authorized for issuance pursuant to the 2006 Plan, plus the number of shares of the Company’s common stock available for issuance under the 2001 Plan that were not subject to outstanding options, as of the effective date of the 2006 Plan (including shares that are subject to stock options outstanding under the 2001 Plan that expired, were canceled or otherwise terminated unexercised, or shares that otherwise would have reverted to the share reserve of the 2001 Plan following the effective date of the 2006 Plan). The number of shares of common stock reserved for issuance under the 2006 Plan increases automatically on the first day of each fiscal year by a number of shares equal to the least of: (i) 5.0% of shares of the Company’s common stock outstanding on such date; (ii) 125,000 shares; or (iii) a smaller number determined by the Company’s Board of Directors. This provision resulted in an additional 125,000, 78,509, and 77,818 of the Company’s common stock becoming available for issuance on January 1, 2015, January 1, 2014, and January 1, 2013, respectively. The maximum aggregate number of shares that may be issued pursuant to incentive stock options under the 2006 Plan is 2,083,333.

At December 31, 2014, there remain 380,079 shares available for issuance under the 2006 Plan. See Subsequent Events Note 17.

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

Stock Option Plan Activity

An evergreen provision in the Company’s 2006 Plan resulted in an additional 125,000 shares of the Company’s common stock becoming available for issuance on January 1, 2015.

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

Mayer Hoffman McCann

Effective May 19, 2014, we engaged Mayer Hoffman McCann P.C., or Mayer Hoffman, as our independent registered public accounting firm. During the two most recent fiscal years ended, prior to PwC’s resignation, December 31, 2013 and 2012, and through May 19, 2014, we did not consult with Mayer Hoffman regarding either (i) the application of accounting principles to a specific transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to us that was an important factor considered in reaching a decision as to accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Regulation S-K 304(a)(1)(iv) and the related instructions to Regulation S-K 304, or a reportable event, as that term is defined in Regulation S-K 304(a)(1)(v).

On August 19, 2014, Mayer Hoffman resigned as our independent registered public accounting firm. There were (i) no disagreements with Mayer Hoffman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Mayer Hoffman, and (ii) no reportable events (as defined in Regulation S-K 304(a)(1)(v)).

We furnished a copy of the above disclosures to Mayer Hoffman and requested that Mayer Hoffman provide a letter addressed to the U.S. Securities and Exchange Commission stating whether or not it agrees with the statements made above. A copy of the letter from Mayer Hoffman dated April 1, 2015 is filed as Exhibit 16.3 to this Form 10-K.

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

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants		Weighted- Average Exercise Price of Outstanding Options and Warrants		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by stockholders(1)	781,568	(2)	$4.30	(3)	443,077	(4)
Equity compensation plans not approved by stockholders	—		—		—

Total	781,568		$4.30		443,077

(1)	The number of authorized shares under the 2006 Equity Incentive Plan, or the 2006 Plan, automatically increases on January 1 of each year by a number of shares equal to the lesser of (i) 125,000 shares, (ii) 5.0% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board of Directors.
(2)	Includes 781,568 shares relating to outstanding options.
(3)	Represents the weighted-average exercise price of outstanding options.
(4)	Includes 36,539 shares available under the 2009 Employee Stock Purchase Plan, 380,079 shares available under the 2006 Plan and 26,459 shares available under the 2014 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2015 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the 2015 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, State of Massachusetts, on the 24th day of April, 2015.

Paratek Pharmaceuticals, Inc.

By:	/s/ Michael F. Bigham
Michael F. Bigham Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael F. Bigham Michael F. Bigham	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 24, 2015

/s/ Douglas W. Pagán Douglas W. Pagán	Chief Financial Officer (Principal Financial and Accounting Officer)	April 24, 2015

* Evan Loh, M.D.	President, Chief Medical Officer and Director	April 24, 2015

* Thomas J. Dietz, Ph.D.	Director	April 24, 2015

* Richard J. Lim	Director	April 24, 2015

* Robert Radie	Director	April 24, 2015

* Jeffrey Stein, Ph.D.	Director	April 24, 2015

*By:	/s/ Douglas W. Pagán
Douglas W. Pagán Attorney-in-Fact

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization by and among Transcept Pharmaceuticals, Inc., Tigris Merger Sub, Inc., Tigris Acquisition Sub, LLC and Paratek Pharmaceuticals, Inc. dated as of June 30, 2014.	Form 8-K	001-36066	2.1	July 1, 2014

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock.	Form 8-K	000-51967	3.1	September 13, 2013

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Tax Benefit Preservation Plan and related documents between the Company and American Stock Transfer & Trust Company, LLC dated as of September 13, 2013.	Form 8-K	000-51967	4.1	September 13, 2013

10.1+	2001 Stock Option Plan and Forms of Agreements relating thereto.	Form S-1	333-131741	10.1	February 10, 2006

10.2A+	2006 Incentive Award Plan, as amended and restated.	Form 8-K	000-51967	99.1	June 3, 2010

10.2B+	Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan.	Form S-8	333-172041	99.2	February 3, 2011

10.3+	Form of Restricted Stock Unit Award Grant Notice and Form of Restricted Stock Unit Award Agreement under the 2006 Incentive Award Plan, as amended.	Form 8-K	001-36066	10.1	February 10, 2015

10.4+	2009 Employee Stock Purchase Plan.	Form 8-K	000-51967	10.1	June 9, 2009

10.5A+	2014 Equity Incentive Plan, as amended.	Form S-8	333-201204	4.1	December 22, 2014

10.5B+	Form of Option Agreement under the 2014 Equity Incentive Plan, as amended.	Form S-8	333-201204	4.2	December 22, 2014

10.6A+	2015 Inducement Plan.	Form 8-K	001-36066	10.2	February 10, 2015

10.6B+	Form of Stock Option Grant Notice and Form of Option Agreement under the 2015 Inducement Plan.	Form 8-K	001-36066	10.3	February 10, 2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.7	Assignment, Assumption, Amendment and Consent by and between the Company and King Real Estate Corporation for sixth floor at 75 Kneeland Street, Boston, Massachusetts, dated September 1, 2001, as amended.	Form 10-K	001-36066	10.7	April 2, 2015

10.8+	Fourth Amended and Restated Director Equity Compensation Policy.	Form 10-Q	000-51967	10.2	May 9, 2013

10.9	Form of Indemnification Agreement between the Company and its executive officers and directors.	Form 8-K	001-36066	10.1	October 31, 2014

10.10†	United States License and Collaboration Agreement by and between the Company and Purdue Pharmaceutical Products L.P., dated as of July 31, 2009.	Form 10-Q	000-51967	10.1	November 16, 2009

10.11†	First Amendment to the United States License and Collaboration Agreement by and between the Company and Purdue Pharmaceutical Products L.P., dated as of November 1, 2011.	Form 10-K	000-51967	10.30	March 30, 2012

10.12†	Letter Agreement by and between the Company and Purdue Pharmaceutical Products L.P., dated as of July 31, 2009.	Form 10-Q	000-51967	10.2	November 16, 2009

10.13†	Letter Agreement by and between the Company and LP Clover Limited, dated as of July 31, 2009.	Form 10-Q	000-51967	10.3	November 16, 2009

10.14†	License Agreement by and between the Company and Shin Nippon Biomedical Laboratories, Ltd., dated as of September 24, 2013.	Form 10-Q	001-36066	10.6	November 7, 2013

10.15	Termination Agreement and Release, between the Company and Shin Nippon Biomedical Laboratories, dated as of September 19, 2014.	Form 10-Q	001-36066	10.1	October 28, 2014

10.16†	Collaborative Research and License Agreement by and between the Company and Warner Chilcott, dated as of July 2, 2007.	Form 10-K	001-36066	10.16	April 2, 2015

10.17†	License Agreement by and between the Company and Tufts University dated as of February 1, 1997, as amended.	Form 10-K	001-36066	10.17	April 2, 2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.18+	Employment Agreement, as amended, by and between the Company and Doug Pagán dated as of February 4, 2015.	Form 10-K	001-36066	10.18	April 2, 2015

10.19+	Employment Agreement, as amended, by and between the Company and Michael Bigham dated as of February 4, 2015.	Form 10-K	001-36066	10.19	April 2, 2015

10.20+	Employment Agreement, as amended, by and between the Company and Evan Loh dated as of February 4, 2015.	Form 10-K	001-36066	10.20	April 2, 2015

10.21	Warrant, dated as of April 13, 2006 issued to Hercules Technology Growth Capital, Inc.	Form 10-K	001-36066	10.21	April 2, 2015

10.22	Warrant, dated as of April 7, 2014 issued to HBM Healthcare Investments (Cayman) Ltd.	Form 10-K	001-36066	10.22	April 2, 2015

10.23	Warrant, dated as of April 18, 2014 issued to K/S Danish BioVenture.	Form 10-K	001-36066	10.23	April 2, 2015

10.24	Warrant, dated as of April 7, 2014 issued to Omega Fund III, L.P.	Form 10-K	001-36066	10.24	April 2, 2015

16.1	Notice Regarding Change in Certifying Accountant.	Form 8-K	001-36066	16.1	November 14, 2014

16.2	Letter from Pricewaterhousecoopers L.L.P to the Securities and Exchange Commission dated as of April 2, 2015	Form 10-K	001-36066	16.2	April 2, 2015

16.3	Letter from Mayer Hoffman McCann, PC. to the Securities and Exchange Commission dated as of April 2, 2015	Form 10-K	001-36066	16.3	April 2, 2015

21.1	Subsidiaries of the Company.	Form 10-K	001-36066	21.1	April 2, 2015

23.1*	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page to Form 10-K)	Form 10-K	001-36066	—	April 2, 2015

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
+	Management contract or compensatory plan, contract or arrangement.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.