Form 10-Q
period 2015-03-31
Paratek Pharmaceuticals, Inc.
filed 2015-05-15
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 6, 2015 there were 17,561,327 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and par value)

	March 31, 2015	December 31, 2014
	(unaudited)	(See Note 2)
Assets
Current assets
Cash	$92,510	$95,856
Accounts receivable	391	4,434
Other current assets	1,141	1,039

Total current assets	94,042	101,329

Restricted cash	2,864	2,946
Fixed assets, net	177	49
Intangible assets, net	1,789	4,814
Goodwill	829	829

Total assets	$99,701	$109,967

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5	$489
Accrued expenses	7,279	3,252

Total current liabilities	7,284	3,741

Intermezzo reserve	2,565	2,850
Contingent obligations	1,420	4,560
Other liabilities	3,584	3,592

Total liabilities	14,853	14,743

Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock:
Undesignated preferred stock: $0.001 par value; 4,000,000 authorized; no shares issued and outstanding	—	—
Series A Junior participating preferred stock: $0.001 par value; 1,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,472,327 and 14,417,936 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	14	14
Additional paid-in capital	293,333	293,076
Accumulated deficit	(208,499)	(197,866)

Total stockholders’ equity	84,848	95,224

Total liabilities and stockholders’ equity	$99,701	$109,967

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2015	2014
Revenue
Research and development collaborations	$—	$48

Operating expenses:
Research and development	6,741	526
General and administrative	4,271	453
Impairment of intangible asset	2,761	—
Changes in fair value of contingent consideration	(3,140)	—

Total operating expenses	10,633	979

Loss from operations	(10,633)	(931)
Other income and expenses:
Interest expense, net	—	(171)
Loss on mark-to-market of notes and warrants	—	(115)
Other gains, net	—	6

Net loss	(10,633)	(1,211)
Unaccreted dividends on convertible preferred stock	—	202

Net loss attributable to common stockholders	$(10,633)	$(1,413)

Net loss per share attributable to common stockholders:
Basic and diluted net loss per common share	$(0.74)	$20.93

Weighted average common shares outstanding
Basic and diluted	14,418,145	67,500

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2015	2014
Net loss	$(10,633)	$(1,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	272	6
Stock-based compensation expense	241	15
Noncash interest expense	—	149
Impairment of intangible asset	2,761	—
Change in fair value of contingent consideration	(3,140)	—

Loss on mark-to-market on convertible notes and preferred stock warrants	—	115
Other gains, net	—	(13)
Changes in operating assets and liabilities, net of effects of merger
Accounts receivable and other current assets	3,941	(197)
Restricted cash	82	—
Accounts payable and accrued expenses	3,543	(2,467)
Other liabilities and other assets	(293)	(9)
Deferred revenue	—	(47)

Net cash used in operating activities	(3,226)	(3,659)

Investing activities
(Purchase) sale of fixed assets	(136)	13

Net cash provided by (used in) investing activities	(136)	13

Financing activities
Proceeds from exercise of stock options	16	—
Proceeds from issuance of non-convertible note	—	4,768
Refund of financing	—	(831)

Net cash provided by financing activities	16	3,937

Net increase (decrease) in cash	(3,346)	291
Cash at beginning of period	95,856	1,212

Cash at end of period	$92,510	$1,503

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

1.	Description of the business

Paratek Pharmaceuticals, Inc. (the “Company” or “Paratek”) is a Delaware corporation with its corporate office in Boston, Massachusetts and an office in King of Prussia, Pennsylvania. The Company is a clinical stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics based upon tetracycline chemistry. The Company has used its expertise in biology and tetracycline chemistry to create chemically diverse and biologically distinct small molecules derived from the tetracycline class of molecules. The Company’s two lead product candidates are the antibacterials omadacycline and sarecycline. Omadacycline is ready to advance into Phase 3, the final stage of clinical development. Sarecycline entered Phase 3 clinical development in December 2014.

Prior to October 30, 2014, the name of the Company was Transcept Pharmaceuticals, Inc. (“Transcept”). On October 30, 2014, Transcept completed its business combination with Paratek Pharmaceuticals, Inc. (“Old Paratek”) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2014, by and among Transcept, Tigris Merger Sub, Inc. (“Merger Sub”), Tigris Acquisition Sub, LLC (“Merger LLC”) and Paratek (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Paratek, with Paratek surviving as a wholly-owned subsidiary of Transcept (the “Merger”), followed by the merger of Paratek with and into Merger LLC, with Merger LLC surviving as a wholly-owned subsidiary of Transcept. Also on October 30, 2014, in connection with, and prior to the completion of, the Merger, Transcept effected a 1-for-12 reverse stock split of its common stock (the “Reverse Stock Split”), and immediately following the Merger, Transcept changed its name to “Paratek Pharmaceuticals, Inc.”, and Merger LLC changed its name to “Paratek Pharma, LLC.” Following the completion of the Merger, the business conducted by Paratek Pharmaceuticals Inc. became primarily the business conducted by Paratek. These condensed consolidated financial statements reflect the historical results of Paratek prior to the Merger, and do not include the historical results of Transcept prior to the completion of the Merger. All 2014 share and per share disclosures have been adjusted to reflect the exchange of shares in the Merger, and the 1-for-12 reverse stock split of the common stock on October 30, 2014.

Immediately prior to the Merger, Old Paratek sold 8,068,766 shares of its common stock for an aggregate purchase price of $93.0 million to certain existing Paratek stockholders and certain new investors in Paratek (the “Financing”). Immediately prior to the closing of the Financing, the $6.0 million in aggregate principal amount outstanding under, and all accrued interest on, the 2014 Notes (as defined in Note 10 below) converted into 1,335,632 shares of Old Paratek’s common stock based on a conversion price of $0.778 per share. Further, and also immediately prior to the closing of the Financing, each share of Old Paratek’s preferred stock outstanding at that time was converted into shares of Old Paratek’s common stock at a ratio determined in accordance with Paratek’s certificate of incorporation then in effect. The parties to the Financing and to the conversion of the 2014 Notes include officers, employees and directors of Paratek, making these transactions related party in nature.

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

2.	Summary of Significant Accounting Policies and Basis of Presentation

Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2014, and the notes thereto, which are included in the Annual Report on Form 10-K/A, have had no material changes during the three months ended March 31, 2015.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB, and pursuant to the rules and regulations of the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements as of and for the year ended December 31, 2014, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2015 and 2014.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2015. The accompanying balance sheet as of December 31, 2014, was derived from the Company’s audited financial statements included in the company’s Annual Report on Form 10-K/A. The unaudited interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2014, and notes thereto, which are included in the Company’s Annual Report on Form 10-K/A.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the results of operations of Paratek Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Paratek Pharma, LLC, Paratek Securities Corporation, Transcept Pharma, Inc., and Paratek UK, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, intangible assets, goodwill, contingent liabilities, stock-based compensation arrangements, useful lives for depreciation and amortization of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment.

3.	Merger Agreement

As described in Note 1, the Company completed the Merger with Transcept on October 30, 2014 for the principal purposes of utilizing the cash resources held by Transcept to continue the development of the late-stage product candidate held by Paratek and for the access to capital markets afforded in Transcept’s public listing.

Pro forma information

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the Merger had taken place as of January 1, 2014 (in thousands):

Three Months Ended March 31, 2014
Pro forma combined revenues	$466
Pro forma combined net loss	$(4,217)
Pro forma basic and diluted net loss per share	$(62.47)

4.	Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Intermezzo product rights	$1,410	$4,550
TO-2070 asset	440	440

Gross intangible assets	1,850	4,990
Less: Accumulated amortization	(61)	(176)

Net intangible assets	$1,789	$4,814

Intangible assets are reviewed for impairment at least annually and when events or circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. On March 27, 2015, a decision was made by the United States District Court for the District of New Jersey, or the District Court, concerning Intermezzo patent infringement claims the Company made in response to the filing of an Abbreviated New Drug Application with the Federal Drug Administration. The decision made by the District Court invalidated several Intermezzo patents as obvious and triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent obligations in light of an expected decline in Intermezzo sales. Refer to Note 12 Commitments and Contingencies for further information concerning the litigation.

        As a result of the District Court’s ruling, the Company performed an interim impairment test of the Intermezzo product rights in connection with the preparation of its unaudited condensed consolidated financial statements for the first quarter of 2015. This impairment test utilized revised probability-weighted scenario methodologies, and employed cash-flow and sale proceeds income approaches. Based on the intangible asset impairment test performed, the Company recorded a non-cash impairment charge of $2.8 million. The impairment charge is calculated as the difference between the fair value of the Intermezzo product rights as of March 31, 2015 and the carrying value of the asset as of December 31, 2014, partially offset by accumulated amortization of $0.3 million that was eliminated as part of the adjustment. The Company also reduced the contingent liability to former Transcept shareholders by $3.1 million.

Under current accounting standards, the measurement of each class of assets and liabilities at fair value on a nonrecurring basis in periods after initial recognition must employ valuation techniques used to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table present information about the Company’s assets that have been measured at fair value as of March 31, 2015 on a nonrecurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at March 31, 2015
Assets
Intermezzo product rights	$—	$—	$1,410	$1,410

	$—	$—	$1,410	$1,410

The adjusted carrying value of the Intermezzo product rights will be amortized over a remaining useful life of four years. The TO-2070 asset is being amortized over an estimated three-year useful life. Accumulated amortization at March 31, 2015 was $61,111, and amortization expense for the three months ended March 31, 2015 was $36,667.

5.	Net Loss Per Share Available to Common Stockholders

Basic net loss per share available to common stockholders is calculated by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method or the as if converted method, as applicable. For purposes of this calculation, convertible preferred stock, stock options, convertible preferred stock warrants and common stock warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share available to common stockholders when their effect is dilutive.

The following table presents the computation of basic and diluted net loss per share reflecting the effect of the reverse stock split in connection with the Merger (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015	2014
Numerator
Net loss	$(10,633)	$(1,211)
Less: Unaccreted dividends on convertible preferred stock	—	(202)

Net loss attributable to common stockholders	$(10,633)	$(1,413)

Denominator
Weighted-average common shares outstanding	14,418,145	67,500

Net loss per share—basic and diluted	$(0.74)	$(20.93)

The following outstanding shares subject to options and warrants to purchase common stock were antidilutive due to a net loss in the years presented and, therefore, were excluded from the dilutive securities computation as of the dates indicated below (in thousands):

	Three Months Ended March 31,
	2015	2014
Excluded potentially dilutive securities(1):
Shares subject to options to purchase common stock	1,342,521	5,161
Shares subject to warrants to purchase common stock	14,734	—
Convertible preferred stock	—	236,250
Shares subject to warrants to purchase preferred stock	—	2,243

Totals	1,357,255	243,654

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of March 31, 2015 and 2014. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

6.	License and Collaboration Agreements

Actavis plc

In July 2007, the Company and Actavis plc, or Actavis, entered into a collaborative research and license agreement, or the Actavis Collaboration Agreement, under which the Company granted Actavis an exclusive license to research, develop and commercialize tetracycline products for use in the United States for the treatment of acne and rosacea. Since Actavis did not exercise its development option with respect to the treatment of rosacea prior to initiation of a Phase 3 trial for the product, the license grant to Actavis converted to a non-exclusive license for the treatment of rosacea as of December 2014. Under the terms of the Actavis Collaboration Agreement, the Company and Actavis are responsible for, and are obligated to use, commercially reasonable efforts to conduct specified development activities for the treatment of acne and, if requested by Actavis, the Company may conduct certain additional development activities to the extent the Company determines in good faith that the Company has the necessary resources available for such activities. Actavis has agreed to reimburse the Company for our costs and expenses, including third-party costs, incurred in conducting any such development activities.

Under the terms of the Actavis Collaboration Agreement, Actavis is responsible for and is obligated to use commercially reasonable efforts to develop and commercialize tetracycline compounds that are specified in the agreement for the treatment of acne. Actavis failed to elect to advance the development of sarecycline for the treatment of rosacea in accordance with the terms of the agreement so the license granted to Actavis was converted to a non-exclusive license for the treatment of rosacea. The Company has agreed during the term of the Actavis Collaboration Agreement not to directly or indirectly develop or commercialize any tetracycline compounds in the United States for the treatment of acne and rosacea, and Actavis has agreed during the term of the Actavis Collaboration Agreement not to directly or indirectly develop or commercialize any tetracycline compound included as part of the agreement for any use other than as provided in the agreement.

The Company earned an upfront fee in the amount of $4.0 million upon the execution of the Actavis Collaboration Agreement, $1.0 million upon filing of an initial new drug application in 2010, and $2.5 million upon initiation of Phase 2 trials in 2012. In December 2014, the Company also earned $4.0 million upon initiation of Phase 3 trials associated with the Actavis Collaboration Agreement. In addition, Actavis may be required to pay the Company an aggregate of approximately $17.0 million upon the achievement of specified future regulatory milestones, the next being $5.0 million upon acceptance by the U.S. Food and Drug Administration, or FDA, of a New Drug Application, or NDA, submission. Actavis is also obligated to pay the Company tiered royalties, ranging from the mid-single digits to the low double digits, based on net sales of tetracycline compounds developed under the Actavis Collaboration Agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term. Actavis’ obligation to pay us royalties for each tetracycline compound it commercializes under the Actavis Collaboration Agreement expires on the later of the expiration of the last to expire patent that covers the tetracycline compound in the United States and the date on which generic drugs that compete with the tetracycline compound reach a certain threshold market share in the United States.

Either the Company or Actavis may terminate the Actavis Collaboration Agreement for certain specified reasons at any time after Actavis has commenced development of any tetracycline compound, including if Actavis determines that it would not be commercially viable to continue to develop or commercialize the tetracycline compound and/or that it is unlikely to obtain regulatory approval of the tetracycline compound, and, in any case, no backup tetracycline compound is in development or ready to be developed and the parties are unable to agree on an extension of the development program or an alternative course of action. Either the Company or Actavis may terminate the Actavis Collaboration Agreement for the other party’s uncured breach of a material term of the agreement on 60 days’ notice (unless the breach relates to a payment term, which requires a 30-day notice) or upon the bankruptcy of the other party that is not discharged within 60 days. Upon the termination of the Actavis Collaboration Agreement by Actavis for the Company’s breach, Actavis’ license will continue following the effective date of termination, subject to the payment by Actavis of the applicable milestone and royalty payments specified in the agreement unless our breach was with respect to certain specified obligations, in which event the obligation of Actavis to pay us any further royalty or milestone payments will terminate. Upon the termination of the Actavis Collaboration Agreement by us for Actavis’ breach or the voluntary termination of the agreement by Actavis, Actavis’ license under the agreement will terminate.

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

Tufts University

In February 1997, the Company and Tufts University, or Tufts, entered into a license agreement under which the Company acquired an exclusive license to certain patent applications and other intellectual property of Tufts related to the drug resistance field to develop and commercialize products for the treatment or prevention of bacterial or microbial diseases or medical conditions in humans or animals or for agriculture. The Company subsequently entered into nine amendments to that agreement, collectively the Tufts License Agreement, to include patent applications filed after the effective date of the original license agreement, to exclusively license additional technology from Tufts, to expand the field of the agreement to include disinfectant applications, and to change the royalty rate and percentage of sublicense income paid by the Company to Tufts under sublicense agreements with specified sublicensees. The Company is obligated under the Tufts License Agreement to provide Tufts with annual diligence reports and a business plan and to meet certain other diligence milestones. The Company has the right to grant sublicenses of the licensed rights to third parties, which will be subject to the prior approval of Tufts unless the proposed sublicensee meets a certain net worth or market capitalization threshold. The Company is primarily responsible for the preparation, filing, prosecution and maintenance of all patent applications and patents covering the intellectual property licensed under the Tufts License Agreement at its sole expense. The Company has the first right, but not the obligation, to enforce the licensed intellectual property against infringement by third parties.

The Company issued Tufts 1,024 shares of the Company’s common stock on the date of execution of the original license agreement, and the Company may be required to make certain payments of up to $0.3 million to Tufts upon the achievement by products developed under the agreement of specified development and regulatory approval milestones. The Company has already made a payment of $50,000 to Tufts for achieving the first milestone following commencement of the Phase 3 non-registration clinical trial for omadacycline. The Company is also obligated to pay Tufts a minimum royalty payment in the amount of $25,000 per year, if the Company does not sponsor at least $100,000 of research at Tufts in such year. In the past, the Company has opted to satisfy its minimum royalty obligations to Tufts by providing an equivalent amount of sponsored research or receiving a waiver from Tufts with respect to such obligations. The Company expects that it will satisfy its future minimum royalty obligations to Tufts by making an annual royalty payment of $25,000 to Tufts. In addition, the Company is obligated to pay Tufts royalties based on gross sales of products, as defined in the agreement, ranging in the low single digits depending on the applicable field of use for such product sale. If the Company enters into a sublicense under the Tufts License Agreement, the Company will be obligated to pay Tufts a percentage, ranging from the low-to-mid teens based on the applicable field of use for such product, of the license maintenance fees or sublicense issue fees paid to the Company by the sublicensee and the lesser of a percentage, ranging from the low tens to the high twenties based on the applicable field of use for such product, of the royalty payments made to the Company by the sublicensee or the amount of royalty payments that would have been paid by the Company to Tufts if the Company had sold the products.

Unless terminated earlier, the Tufts License Agreement will expire at the same time as the last-to-expire patent in the patent rights licensed to the Company under the agreement and after any such expiration the Company will continue to have an exclusive, fully-paid-up license to such intellectual property licensed from Tufts. Tufts has the right to terminate the agreement upon 30 days’ notice should the Company fail to make a material payment under the Tufts License Agreement or commit a material breach of the agreement and not cure such failure or breach within such 30 day period, or if, after the Company has started to commercialize a product under the Tufts License Agreement, the Company ceases to carry on its business for a period of 90 consecutive days. The Company has the right to terminate the Tufts License Agreement at any time upon 180 days’ notice. Tufts has the right to convert the Company’s exclusive license to a non-exclusive license if the Company does not commercialize a product licensed under the agreement within a specified time period.

The Company also agreed to pay Tufts royalties based on gross sales of products, as defined in the Tufts License Agreement, ranging in the low single digits depending on the applicable field of use for such product sale. If the Company enters into a sublicense under the Tufts License Agreement, it will be obligated to pay Tufts a percentage, ranging from the low-to-mid teens based on the applicable field of use for such product, of the license maintenance fees or sublicense issue fees paid to the Company by the sublicensee and the lesser of a percentage, ranging from the low teens to the high twenties based on the applicable field of use for such product, of the royalty payments made to the Company by the sublicensee or the amount of royalty payments that would have been paid by us to Tufts if the Company had sold the products.

Purdue Pharma L.P.

In July 2009, the Company and Purdue Pharma L.P., or Purdue Pharma, entered into a collaboration agreement, or the Purdue Collaboration Agreement, that grants an exclusive license to Purdue Pharma to commercialize Intermezzo in the United States and pursuant to which:

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

The Company also granted Purdue Pharma and an associated company the right to negotiate for the commercialization of Intermezzo in Mexico in 2013 but retained the rights to commercialize Intermezzo in the rest of the world.

In December 2013, Purdue Pharma notified the Company that it intended to discontinue use of the Purdue Pharma sales force to actively market Intermezzo to healthcare professionals during the first quarter of 2014.

In October 2014, the Company announced that its board of directors had approved a special dividend of, among other things, the right to receive, on a pro rata basis, 100% of any royalty income received by the Company pursuant to the Purdue License Agreement and 90% of any cash proceeds from a sale or disposition of Intermezzo, less fees and expenses incurred in connection with such activity, to the extent that either occurs prior to the second anniversary of the closing date of the Merger.

Shin Nippon Biomedical Laboratories Ltd.

In September 2013, the Company and Shin Nippon Biomedical Laboratories Ltd., or SNBL, entered into a License Agreement, or SNBL License Agreement, pursuant to which SNBL granted the Company an exclusive worldwide license to commercialize SNBL’s proprietary nasal drug delivery technology to develop TO-2070. The Company was developing TO-2070 as a treatment for acute migraine using SNBL’s proprietary nasal powder drug delivery system. Under the SNBL License Agreement, the Company was required to fund all development and regulatory approval with respect to TO-2070. Pursuant to the SNBL License Agreement, the Company paid an upfront nonrefundable technology license fee of $1.0 million, and the Company was also obligated to pay up to an aggregate of $41.5 million upon the achievement of certain development, regulatory and sales milestones, and tiered, low double-digit royalties on annual net sales of TO-2070.

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

7.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued contract research	$1,564	$826
Accrued legal costs	1,684	876
Accrued contract manufacturing	1,450	70
Accrued compensation	594	544
Intermezzo payable	977	399
Accrued professional fees	638	322
Accrued other	372	215

Total	$7,279	$3,252

8.	Fair Value Measurements

                Financial instruments, including cash, restricted cash, accounts receivable and accounts payable are carried on the condensed consolidated financial statements at amounts that approximate fair value. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

The following tables present information about the Company’s financial liabilities that have been measured at fair value as of March 31, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at March 31, 2015
Liabilities
Intermezzo reserve	$—	$—	$2,565	$2,565
Contingent obligations	—	—	1,420	1,420

	$—	$—	$3,985	$3,985

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2014
Liabilities
Intermezzo reserve	$—	$—	$2,850	$2,850
Contingent obligations	—	—	4,560	4,560

	$—	$—	$7,410	$7,410

As of March 31, 2015, the fair value of the contingent obligations to former Transcept stockholders was determined using probability-weighted scenario methodologies, employing cash-flow and sale proceeds income approaches with consideration to the potential timing of possible payments to former Transcept stockholders. During the quarter ended March 31, 2015, the outcome of an Intermezzo patent infringement trial triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent liability in light of an expected decline in Intermezzo sales. As a result of the evaluation, the Company recorded a reduction in contingent obligations to former Transcept shareholders of $3.1 million. Material assumptions used to value contingent obligations to former Transcept stockholders with respect to Intermezzo product rights and the associated Intermezzo reserve include:

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

The following table provides a roll forward of the fair value of the Intermezzo reserve and contingent liability categorized as Level 3 instruments, for the three months ended March 31, 2015 (in thousands):

	Intermezzo reserve— former Transcept stockholders	Contingent liability— former Transcept stockholders
Balances at December 31, 2014	$2,850	$4,560
Change in fair value	—	(3,140)
Payments made	(285)	—

Balances at March 31, 2015	$2,565	$1,420

9.	Stock-Based Compensation

The Company recognizes compensation expense of stock-based awards over the vesting periods of the awards, net of estimated forfeitures. The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three months ended March 31,
	2015	2014
Research and development expense	$225	$8
General and administrative expense	16	7

Total stock-based compensation expense	$241	$15

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

	Three months ended March 31, 2015
	2015	2014
Volatility	57.6%	—
Weighted average risk-free interest rate	1.5%	—
Expected dividend yield	0.0%	—
Expected life of options (in years)	6.1	—

Stock Option Plan Activity

An evergreen provision in the Company’s 2006 Stock Option Plan resulted in an additional 125,000 shares of the Company’s common stock becoming available for issuance on January 1, 2015.

During the three months ended March 31, 2015, the Company’s Board of Directors granted 87,000 restricted stock units to executives and employees of the Company and 321,769 stock options to directors, officers, employees and consultants to the Company under the 2006 Stock Option Plan with time vesting provisions ranging from one to four years. The Company’s Board of Directors also adopted a 2015 Inducement Plan in accordance with NASDAQ Rule 5635(c)(4), reserving 360,000 shares of common stock solely for the grant of inducement stock options to new employees, and granting 160,000 options under the plan to an executive of the Company with four-year time vesting provisions.

Further, in February 2015 the Company’s Board of Directors modified the vesting terms attendant to eight grants to four executives of the Company aggregating 483,114 options previously granted under its 2014 Equity Incentive Plan from strictly time-based vesting to include certain performance-based vesting terms associated with completion of data lock in the Company’s phase 3 clinical trials of omadacycline for the treatment of acute bacterial skin and skin structure infections, or ABSSSI, and community-acquired bacterial pneumonia, or CABP. The Company recognizes compensation cost for awards with performance conditions if and when the Company concludes that it is probable that the performance condition will be achieved over the requisite service period. Since the Company believes it is more likely than not that data lock will be reached on the phase 3 ABSSSI and CABP clinical trials, the sum of the incremental compensation cost and any remaining unrecognized compensation cost for the original award on the modification date will be recognized, on a prospective basis, through the projected date of data lock on the phase 3 ABSSSI and CABP clinical trials.

Total shares available for future issuance under the 2006 Stock Option Plan, the 2014 Equity Incentive Plan, and the 2015 Inducement Plan are 326,819 shares as of March 31, 2015.

A summary of stock option activity for the three months ended March 31, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted– Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding
Balances at December 31, 2014	781,568	$4.30
Granted	568,769	24.35
Exercised	(3,766)	4.30
Forfeited	(4,050)	24.07

Balances at March 31, 2015	1,342,521	$12.74	8.5	$26,799

Exercisable
March 31, 2015	56,897	$4.30	.25	$1,555

Vested and expected to vest
March 31, 2015	1,178,948	$12.04	8.5	$22,002

Total unrecognized compensation expense for all stock-based awards was $7.4 million as of March 31, 2015. This amount will be recognized over a weighted-average period of 1.45 years.

10.	Nonconvertible Senior Secured Promissory Notes

                In March 2014, the Company issued nonconvertible senior secured promissory notes (the “2014 Notes”) to certain individuals and entities in the original aggregate principal amount of $6.0 million in connection with a concurrent recapitalization of the Company’s capital stock. The 2014 Notes were collateralized by substantially all of the assets of the Company and accrued interest at a rate of 10% per annum. The holders of the 2014 Notes included officers, employees and directors of the Company, making the 2014 Notes related party in nature. Pursuant to the terms of the 2014 Notes, the aggregate amount of principal outstanding was to have become due and payable upon the first to occur of June 30, 2014 or a number of other defined events that had not transpired and, as a result, an event of default existed that the lenders agreed to forbear subject to a Debt Conversion Agreement (the “Debt Conversion Agreement”) entered into in June 2014. Under the Debt Conversion Agreement, the $6.0 million principal amount outstanding under, and all interest accrued ($0.4 million) on, the 2014 Notes were converted into shares of the Company’s common stock immediately prior to the closing of the Financing with a value of $15.4 million and resulted in a $9.0 million loss on exchange of non-convertible notes for common stock recorded to other non-operating expenses in the year ended December 31, 2014.

The lead lenders committed to a minimum investment of $3.3 million in the March 2014 secured debt financing. The terms of the March 2014 secured debt financing included a provision that required the other existing holders of the Company’s outstanding convertible notes to participate in the offering of the 2014 Notes based on their pro rata share of the remaining $2.8 million offering amount. The convertible note holders who contributed their pro rata share to the March 2014 secured debt financing converted their existing principal amount of convertible notes outstanding into 2.25 shares of newly designated Series A Convertible Preferred Stock (“New Series A Convertible Preferred Stock”) for every $1.00 of principal outstanding. The convertible note holders who did not contribute their pro rata share to the March 2014 secured debt financing converted their existing principal amount of convertible notes outstanding into 1.00 share of New Series A Convertible Preferred Stock for every $1.00 of principal outstanding. Moreover, all accrued interest as of February 28, 2014 was converted into New Series A Convertible Preferred Stock on a dollar-for-dollar basis. Upon the closing of the March 2014 transactions, $15.6 million of principal and $2.2 million of accrued interest related to the existing convertible notes converted into 2,256,674 shares of New Series A Convertible Preferred Stock.

Pursuant to the terms of the March 2014 secured debt financing, in April 2014, the lead lenders invested the difference between $2.8 million and the amount invested by other holders of the existing convertible notes to bring the total financing proceeds to $6.0 million. The amount of this additional investment by the lead lenders was $0.7 million. In connection with this additional investment, the lead lenders received warrants exercisable for 9,614 shares of New Series A Convertible Preferred Stock with an exercise price of $0.15 per share (the “New Series A Warrants”). The New Series A Warrants have a term of seven years. The New Series A Warrants were recorded at an initial fair value of approximately $40,000.

11.	Income Taxes

There is no provision for federal and state income taxes since the Company has historically incurred operating losses. Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the Company’s otherwise recognizable net deferred tax assets.

12.	Commitments and Contingencies

Intermezzo Patent Litigation

In July 2012, the Company received notifications from three companies, Actavis Elizabeth LLC, or Actavis Elizabeth, Watson Laboratories, Inc.—Florida, or Watson, and Novel Laboratories, Inc. (Novel), in September 2012, from each of Par Pharmaceutical, Inc. and Par Formulations Private Ltd., together, the Par Entities, in February 2013 from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., together, Dr. Reddy’s, and in July 2013 from TWi Pharmaceuticals, Inc., or Twi, stating that each has filed with the FDA an Abbreviated New Drug Application, or ANDA, that references Intermezzo. Refer to Item 3 Legal Proceedings as filed in our Annual Report on Form 10-K/A dated December 31, 2014 for a full description of the history of this litigation.

The United States District Court for the District of New Jersey, or the District Court, held a consolidated trial between December 1, 2014 and December 15, 2014 involving Paratek, Purdue, and their patent infringement claims against Actavis Elizabeth, Novel, and Dr. Reddy’s. The District Court then received post-trial briefing and held a February 13, 2015 post-trial hearing. On March 27, 2015, the District Court issued an order and accompanying opinion finding that: (a) the asserted claims of U.S. Patent Nos. 7,682,628, 8,242,131, and 8,252,809, together, the “’628, ‘131, and ‘809 patents, are invalid as obvious; (b) Actavis Elizabeth, Novel, and Dr. Reddy’s infringe the ‘131 patent; (c) Novel infringes the ‘628 patent; and (d) Novel and Dr. Reddy’s infringe the ‘809 patent. The Court’s March 27, 2015 order also directed the parties to submit a proposed form of final judgment consistent with the District Court’s findings. As a result of the Court’s findings, the intangible assets representing Intermezzo product rights have been impaired and the related contingent obligation has been reduced in light of an expected decline in Intermezzo sales. Refer to Note 4 Intangible Assets for discussion of the impairment analysis and Note 8 Fair Value Measurements for discussion of reduction in related contingent obligations.

The Company and Purdue submitted an appeal to the United States Court of Appeals for the Federal Circuit to reconsider the order and accompanying opinion finding of the District Court issued on March 27, 2015.

Stockholder Suit

On October 2, 2014, Continuum Capital, on behalf of itself and a putative class of similarly situated stockholders of the Company, filed a lawsuit in the California Superior Court for Contra Costa County, or the Superior Court, against the Company and its then current board members (only one of whom remains as a director) as well as against the entity then known as Paratek Pharmaceuticals, Inc., or Old Paratek, which merged with a wholly-owned subsidiary of the Company on October 30, 2014. The complaint alleges that the Company’s board members breached fiduciary duties to stockholders in connection with the Company’s merger transaction with Old Paratek announced on June 30, 2014, and that the Company and its board of directors failed to make adequate disclosures in soliciting stockholder approval of the merger transaction, and that Old Paratek aided and abetted the alleged breaches. After expedited discovery, the parties agreed in principal to a settlement and release of all claims by a defined class of pre-merger stockholders of the Company. In furtherance of the settlement, the Company supplemented its disclosures regarding the merger transaction and agreed to pay negotiated plaintiffs’ attorneys’ fee of $0.6 million. The settlement is subject to court approval of the settlement and fee award, and a dismissal of the action with prejudice. Defendants deny any wrongdoing and agreed to settle the action to eliminate the burden and expense of further litigation. On March 4, 2015, the Superior Court entered a preliminary approval order setting May 21, 2015 for the final settlement hearing and directed that notice be provided to the class. In the event the settlement is not consummated, the Company intends to vigorously defend all claims asserted.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition. The Company does not believe that any of the above matters will result in a liability that is probable or estimable at March 31, 2015.

13.	Subsequent Events

Public Offering of Common Stock

On January 12, 2015, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to sell shares of Company common stock, par value $0.001 per share, in an aggregate amount of up to $200.0 million to the public in a registered offering or offerings. Under this shelf registration, the Company completed an underwritten offering on May 5, 2015 of 3,089,000 shares of common stock at a public offering price of $24.50 per share, which includes 229,000 shares of common stock issued upon the exercise, in part, by the underwriters of an option to purchase additional shares from the Company. The aggregate proceeds received by the Company, after underwriting discounts and commissions and other estimated offering expenses, were $70.7 million.

14.	Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for the Company on January 1, 2017. The Company is currently evaluating the method of adoption and the potential impact that Topic 606 may have on its financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The ASU requires all entities to evaluate for the existence of conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date of the financial statements. The accounting standard is effective for interim and annual periods ending after December 15, 2016, and will not have a material impact on the consolidated financial statements, but may impact the Company’s footnote disclosures.

In February 2015, the FASB issued updated accounting guidance on consolidation requirements. This update changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The Company does not expect adoption of this guidance will have a material impact on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this quarterly report. All references to “Paratek,” “we,” “us,” “our” or the “Company” in this Quarterly Report on Form 10-Q mean Paratek Pharmaceuticals, Inc. and our subsidiaries.

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Company Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative therapeutics based upon tetracycline chemistry. We have used our expertise in biology and tetracycline chemistry to create chemically diverse and biologically distinct small molecules derived from the tetracycline class of molecules. Our two lead product candidates are the antibacterials omadacycline and sarecycline.

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

We believe omadacycline may have potential for clinical utility in sinusitis. FDA guidance for new drugs studied in the acute bacterial sinusitis (ABS) indication provides that these studies should have nonclinical data documenting activity against the most commonly implicated pathogens associated with ABS, including Streptococcus pneumoniae, Haemophilus influenzae, and Moraxella catarrhalis. Based on currently available minimal inhibitory concentration, or MIC, data, we believe that omadacycline has activity against these key pathogens (see table below). In addition to adequate pathogen coverage, antimicrobial drugs with clinically significant toxicity should not be considered appropriate for ABS. As a result, omadacycline may represent an appropriate treatment option should clinical trials demonstrate effectiveness as an orally administered, once-a-day treatment that is also well tolerated. The table below compares the in vitro activity of omadacycline and various antibiotics for sinusitis pathogens against various strains of bacteria, including those resistant to current antibiotics.

	MIC90 (µg/ml)
Organism (Number of Isolates)	Omadacycline	Levofloxacin	Amox- Clav	Azithromycin
S. pneumonia (104)	0.12	1	8	>4
Streptococcus pneumoniae, PRSP (51)	0.12	1	8	>4	(1)
Haemophilus influenzae (105)	1	0.03	1	4
Moraxella catarrhalis (105)	0.25	0.06	0.25	0.06

(1)	“>” indicates the highest concentration tested.

Our second late-stage, lead antibacterial product candidate, sarecycline, previously known as WC3035, is a new, once-daily, tetracycline-derived compound designed for use in the treatment of acne and rosacea. We believe that, based upon the data generated to-date, sarecycline possesses favorable anti-inflammatory activity, plus narrow-spectrum antibacterial activity relative to other tetracycline-derived molecules, oral bioavailability, does not cross the blood-brain barrier, and favorable pharmacokinetic, or PK, properties that we believe make it particularly well-suited for the treatment of inflammatory acne in the community setting. We have exclusively licensed rights to sarecycline for the treatment of acne in the United States to Actavis plc, or Actavis, while retaining rights in the rest of the world. Actavis has informed us that sarecycline entered Phase 3 clinical trials in December 2014 for acne. We have also granted Actavis an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States which converted to a non-exclusive license in December 2014 after Actavis did not exercise its development option with respect to rosacea. There are currently no clinical trials in rosacea underway. In addition, Actavis has announced that upon the closing of their merger with Allergan Inc. and, subject to board approval and ratification, the new combined company will be called Allergan.

On February 18, 2015, Actavis hosted an annual investor meeting, during which planned timing of the achievement of certain significant milestones in conjunction with the development of sarecycline for the treatment of acne was disclosed. These milestones included the availability of topline Phase 3 trial efficacy and long-term safety study data in 2016 and the submission to the FDA of an NDA in 2017.

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

We have incurred significant losses since our inception in 1996, and our accumulated deficit at March 31, 2015 was $208.5 million. Our net loss for the three months ended March 31, 2015 and 2014 was $10.6 million and $1.4 million, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, general and administrative costs associated with our operations and noncash items primarily associated with our note financings. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our clinical development expenses to increase in connection with our ongoing activities, particularly as we continue our clinical development of, and seek regulatory approvals for, our product candidates, prepare for and begin commercialization of any approved products, and add infrastructure and personnel to support our product development efforts.

We do not expect to generate revenue from product sales unless and until we or our partner Actavis successfully complete development and obtain marketing approval for one or more of our product candidates. Accordingly, we anticipate that we will need to raise additional capital in order to complete the development and commercialization of omadacycline and to advance the development of our other product candidates. Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of equity offerings, debt financings and strategic collaborations. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. We will need to generate significant revenue to achieve and sustain profitability, and we may never be able to do so.

Recent Financing Activities

We completed an underwritten offering on May 5, 2015 of 3,089,000 shares of common stock at a public offering price of $24.50 per share, which includes 229,000 shares of common stock issued upon the exercise, in part, by the underwriters of an option to purchase additional shares from us. The aggregate proceeds received by us, after underwriting discounts and commissions and other estimated offering expenses, were $70.7 million. We intend to use the net proceeds from this offering, together with our existing cash, to fund our ongoing and planned clinical trials of omadacycline, to fund research and development to advance our pipeline of preclinical candidates, and for working capital and other general corporate purposes.

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales. All of our revenue to date has been derived from license fees, milestone payments, reimbursements for research, development and manufacturing activities under licenses and collaborations, and grant payments received from the National Institutes of Health, or NIH, and other non-profit organizations. We do not expect to generate revenue from product sales prior to 2018 at the earliest.

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

Our research and development activities in 2014 were significantly curtailed as we worked within liquidity constraints. In particular, over the years we have decreased:

•	external spending related to the development of omadacycline due to the delay in our clinical development program;

•	payroll and benefits costs through a reduction in force and other attrition;

•	facilities-related spending (as a result of the early termination of our lease on laboratory space); and

•	external spending on preclinical product candidates.

However, with available cash resources subsequent to closing of the Merger in October 2014 and follow-on offering of shares of common stock in May 2015, we have commenced activities to support the start of our two Phase 3 registration trials of omadacycline, one each for the treatment of ABSSSI and CABP, and a Phase 1b study in UTI and we expect our research and development expenditures to increase significantly in 2015.

We manage certain activities such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for omadacycline, sarecycline, and other projects during the three months ended March 31, 2015 and 2014, are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Omadacycline	$5,448	$19
Other external research	4	20

Total external costs	5,452	39
Other research and development costs	1,289	487

Total	$6,741	$526

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel, including benefits, and stock-based compensation in our executive, legal, patent-related, finance, business development, information technology, general operations and human resources departments.

Our general and administrative activities in 2014 were deliberately reduced given restrained development activities and our limited financial resources. We expect, however, that our general and administrative expenses will continue to increase in 2015 as a result of expanded infrastructure, increased payroll, consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to seek and establish collaborations with respect to our product candidates.

Results of Operations

Revenue

	Three Months Ended March 31,
	2015	2014	$ Change
Research and development collaboration	$—	$48	$(48)

We did not earn research and development collaboration revenue during the three months ended March 31, 2015 as a result of the termination of a collaborative research, license and commercialization agreement with a leading global animal health provider in September 2014.

Research and Development Expense

	Three Months Ended March 31,
	2015	2014	$ Change
Research and development	$6,741	$526	$6,215

Research and development expenses were $6.7 million during the three months ended March 31, 2015 compared to $0.5 million during the same period in 2014. This $6.2 million increase primarily the result of preparation for our planned Phase 3 clinical trials of omadacycline as well as higher compensation, recruiting and other personnel-related costs.

General and Administrative Expense

	Three Months Ended March 31,
	2015	2014	$ Change
General and administrative	$4,271	$453	$3,818

General and administrative expenses were $4.3 million during the three months ended March 31, 2015 compared to $0.5 million during the same period in 2014. This $3.8 million increase principally relates to a $2.0 million increase in professional and consulting services (e.g. legal, accounting, and audit), a $1.0 million increase in compensation, recruiting and other personnel-related costs, a $0.3 million increase in amortization of intangible assets recorded in conjunction with the Merger, and higher costs associated with being a public company.

Impairment of Intangible Assets

	Three Months Ended March 31,
	2015	2014	$ Change
Impairment of intangible assets	$2,761	$—	$2,761

We recorded an impairment charge of $2.8 million during the three months ended March 31, 2015, in conjunction with the outcome of litigation that invalidated several Intermezzo patents as obvious and triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent liability in light of an expected decline in Intermezzo sales. Refer to Note 4 Intangible Assets for further information.

Changes in Fair Value of Contingent Obligations

	Three Months Ended March 31,
	2015	2014	$ Change
Changes in fair value of contingent obligations	$(3,140)	$—	$(3,140)

During the three months ended March 31, 2015, we recorded a $3.1 million a reduction in the fair value of our contingent obligations to former Transcept shareholders in conjunction with the outcome of litigation that invalidated several Intermezzo patents as obvious and triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent liability in light of an expected decline in Intermezzo sales. Refer to Note 8 Fair Value Measurements of our unaudited condensed consolidated financial statements for further information.

Other Income and Expense

	Three Months Ended March 31,
	2015	2014	$ Change
Other income and expense:
Interest expense, net	$—	$(171)	$(171)
Loss on mark-to-market of notes and warrants	—	(115)	(115)
Other gains, net		6	6

Total	$—	$(280)	$280

Interest expense, net

Interest expense is principally non-cash interest accruing on our non-convertible notes outstanding during 2014, as well as on an outstanding obligation to a former collaborative partner. In connection with the Merger; however, the notes were all exchanged for common stock and interest will no longer accrue on them. Our obligation to the former collaborative partner was also re-negotiated in June 2014 and interest no longer accrues on it.

(Losses) and Gains Associated with Notes and Warrants

In 2014 and 2013, we engaged in several fundraising and re-capitalization transactions which gave rise to substantial non-operating gains and losses. With the completion of the October 2014 re-capitalization in connection with the Merger, we do not expect these non-cash gains and losses to continue.

Liquidity and Capital Resources

Prior to the merger with Transcript Pharmaceuticals, Inc. and recapitalization in October 2014 we were subject to significant liquidity constraints. During 2014, we curtailed our research and development and other operating activities as we worked within financial constraints. We had financed our operations primarily through private placements of convertible preferred stock, note financings, research and development collaborations and, to a lesser extent, through government grants, foundation support, lines of credit and equipment lease financing.

As of March 31, 2015, we had a cash balance of $92.5 million. We subsequently completed an underwritten offering of 3,089,000 shares of common stock at a public offering price of $24.50 per share on May 5, 2015 that yielded $70.7 million in aggregate proceeds, after underwriting discounts and commissions and other estimated offering expenses. We intend to use the net proceeds from this offering, together with our existing cash, to fund our ongoing and planned clinical trials of omadacycline, to fund research and development to advance our pipeline of preclinical candidates, and for working capital and other general corporate purposes.

The following table summarizes our cash provided by and (used in) operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(3,226)	$(3,659)
Net cash (used in) provided by investing activities	(136)	13
Net cash provided by financing activities	16	3,937

Operating Activities

Cash used in operating activities for the three months ended March 31, 2015 of $3.2 million is primarily the result of our $10.6 million net loss offset by a $6.9 million increase in working capital. The remainder of the increase represents the net impact of $0.1 million in non-cash items including the $2.8 million impairment of Intermezzo product rights and $0.5 million in depreciation, amortization and stock-based compensation expense offset by a $3.1 million reduction in contingent obligations to former Transcept shareholders. Our $3.2 million use of cash in operating activities during the three months ended March 31, 2015 compares to $3.7 million of cash used in operating activities in the same period in 2014.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 is the result of purchases of fixed assets. Cash provided by investing activities for the three months ended March 31, 2014 was principally from the sale of fixed assets.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 is the result of proceeds from exercise of stock options. Net cash provided by financing activities of $16,194 during the three months ended March 31, 2015 compares to $3.9 million for the same period in 2014. Cash provided by financing activities during the three months ended March 31, 2014 was principally from the issuance of nonconvertible senior secured notes.

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

Based upon our current operating plan, we anticipate that our cash balances after the proceeds from the follow-on offering of shares of common stock in May 2015 will enable us to fund our operating expenses and capital expenditure requirements with the un-blinding of the top line results of the Phase 3 CABP clinical trial, which we currently expect to occur in mid-2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Critical Accounting Policies

There have been no material changes in our critical accounting policies during the three months ended March 31, 2015, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Form 10-K/A dated December 31, 2014, filed with the SEC.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2015 and the year ended December 31, 2014 we did not engage in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments during the three months ended March 31, 2015, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Form 10-K/A dated December 31, 2014, filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our cash balance as of March 31, 2015 consisted solely of cash accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our cash. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our current cash balance. We intend to invest our existing cash into an investment portfolio in 2015 and we intend to develop that portfolio according to our investment policy such that our operating results or cash flows will not be affected to any significant degree by the effect of a sudden change in market interest rates on that investment portfolio.

We contract with contract research organizations and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise. As of March 31, 2015, substantially all of our total liabilities were denominated in U.S. dollars.

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

Intermezzo Patent Litigation

In July 2012, we received notifications from three companies, Actavis Elizabeth LLC, or Actavis Elizabeth, Watson Laboratories, Inc.—Florida, or Watson, and Novel Laboratories, Inc., or Novel, in September 2012 from each of Par Pharmaceutical, Inc. and Par Formulations Private Ltd., together, the Par Entities, in February 2013 from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., together, Dr. Reddy’s, and in July 2013 from TWi Pharmaceuticals, Inc., or Twi, stating that each has filed with the FDA an Abbreviated New Drug Application, or ANDA, that references Intermezzo. Refer to Item 3 Legal Proceedings as filed in our Annual Report on Form 10-K/A dated December 31, 2014 for a full description of the history of this litigation.

The United States District Court for the District of New Jersey, or the District Court, held a consolidated trial between December 1, 2014 and December 15, 2014 involving Paratek, Purdue, and their patent infringement claims against Actavis Elizabeth, Novel, and Dr. Reddy’s. The District Court then received post-trial briefing and held a February 13, 2015 post-trial hearing. On March 27, 2015, the District Court issued an order and accompanying opinion finding that: (a) the asserted claims of U.S. Patent Nos. 7,682,628, 8,242,131, and 8,252,809, together, the “’628, ‘131, and ‘809 patents, are invalid as obvious; (b) Actavis Elizabeth, Novel, and Dr. Reddy’s infringe the ‘131 patent; (c) Novel infringes the ‘628 patent; and (d) Novel and Dr. Reddy’s infringe the ‘809 patent. The District Court’s March 27, 2015 order also directed the parties to submit a proposed form of final judgment consistent with the Court’s findings.

As a result of the District Court’s findings, the intangible assets representing Intermezzo product rights have been impaired and the related contingent obligation has been reduced in light of an expected decline in Intermezzo sales. Refer to Note 4 Intangible Assets for discussion of the impairment analysis and Note 8 Fair Value Measurements for discussion of reduction in related contingent obligations. We expect that the patents and patent applications related to the Intermezzo portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire in 2025, excluding any additional terms from patent term adjustments or patent term extensions under the Hatch-Waxman Amendments.

We and Purdue submitted an appeal to the United States Court of Appeals for the Federal Circuit to reconsider the order and accompanying opinion finding of the District Court issued on March 27, 2015.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K/A for the year ended December 31, 2014 filed with the SEC on April 24, 2015.

* We have incurred significant losses since inception and anticipate that we will incur losses for the foreseeable future. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.

In connection with our current primary business, we have not yet submitted any product candidates for approval by regulatory authorities, and we do not currently have rights to any products that have been approved for marketing in any territory. Our net loss for the three months ended March 31, 2015 and 2014 was $10.6 million and $1.4 million, respectively. As of March 31, 2015, our accumulated deficit was $208.5 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our clinical development of, and seek regulatory approvals for, our product candidates, prepare to commercialize any approved products and add infrastructure and personnel to support our product development efforts and operations. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

* We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back or cease our product development programs or operations.

We are advancing our lead product candidate, omadacycline, through clinical development, and we may, in the future, advance other product candidates into clinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We currently plan to seek regulatory approval of omadacycline in two indications, and in order to obtain such regulatory approval, we will be required to conduct clinical trials for each indication. We will require additional funding to complete the development and initiate commercialization of omadacycline and to continue to advance the development of our other product candidates, and such funding may not be available on acceptable terms or at all. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we anticipate that our existing cash will enable us to fund our operating expenses and capital expenditure requirements with the un-blinding of the top line results of the Phase 3 CABP clinical trial, which we currently expect to occur in mid-2017. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

As of March 31, 2015, we had cash totaling $92.5 million, working capital of $86.8 million and an accumulated deficit of $208.5 million. These figures include the $93.0 million in proceeds we received from our October 2014 financing. We also completed an underwritten public offering of 3,089,000 shares of common stock at $24.50 per share in May 2015. The aggregate proceeds received by us, after underwriting discounts and commissions and other estimated offering expenses, were $70.7 million. Our net loss for the three months ended March 31, 2015 and 2014 was $10.6 million and $1.4 million, respectively.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, shareholders’ ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect shareholders’ rights as a common stockholder. Debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates or future revenue streams or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

In addition, if approved, omadacycline may face additional competition from antibiotics currently in clinical development. Other antibiotics currently in development include ceftobiprole, under development by Basilea Pharmaceutica AG and approved in 13 European countries; solithromycin, under development by Cempra, Inc.; NXL-103, under development by AstraZeneca PLC; eravacycline, under development by Tetraphase Pharmaceuticals, Inc.; delafloxacin and radezolid, under development by Melinta Pharmaceuticals, Inc.; JNJ-Q2, under development by Furiex; and BC-3781 under development by Nabriva Therapeutics AG, which, if approved, would compete in the antibiotic market. In addition, our product candidates may each face competition from product candidates that could receive regulatory approval before our product candidates in countries outside the United States and the European Union. If we are unable to demonstrate points of differentiation between our product candidates and competing products, we may not be able to successfully commercialize our product candidates, our commercial opportunities will be negatively impacted and our results of operations will suffer.

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

As of April 30, 2015, we had 18 full-time employees. Assuming our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations that may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize omadacycline and our other product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of the our common stock could decline. As of March 31, 2015, approximately 3.5 million shares of common stock are held by our directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act, and various vesting agreements. In addition, approximately 1.4 million shares of common stock that are subject to outstanding options as of March 31, 2015 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our common stock. As of March 31, 2015, we had research coverage by a single securities analyst. If the analyst who covers us downgrades our common stock or publishes inaccurate or unfavorable research regarding us or our business model, technology or stock performance, the trading price of our common stock would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of the trading price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2015.

Paratek Pharmaceuticals, Inc.

By:	/s/ Michael F. Bigham
Michael F. Bigham
Chairman and Chief Executive Officer

EXHIBIT INDEX

		Incorporated by Reference			Filing Date
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.	Form 8-K	001-51967	3.1	September 13, 2013

4.1	Tax Benefit Preservation Plan and related documents between the Company and American Stock Transfer & Trust Company, LLC dated as of September 13, 2013.	Form 8-K	001-51967	4.1	September 13, 2013

10.1+	Form of Restricted Stock Unit Award Grant Notice and Form of Restricted Stock Unit Award Agreement under the 2006 Incentive Award Plan, as amended.	Form 8-K	001-36066	10.1	February 10, 2015

10.2A+	2015 Inducement Plan.	Form 8-K	001-36066	10.2	February 10, 2015

10.2B+	Form of Stock Option Grant Notice and Form of Option Agreement under the 2015 Inducement Plan.	Form 8-K	001-36066	10.3	February 10, 2015

10.3+*	Employment Agreement by and between the Company and Adam Woodrow dated as of February 4, 2015.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contract or compensatory plan, contract or arrangement.
#	The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Paratek Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.