Form 10-Q
period 2015-06-30
Paratek Pharmaceuticals, Inc.
filed 2015-08-11
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2015 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number: 001-36066

PARATEK PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0960223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Park Plaza

Boston, MA 02116

(617) 807-6600

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 31, 2015 there were 17,561,327 shares of the registrant's common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and par value)

	June 30, 2015	December 31, 2014
	(unaudited)	(See Note 2)
Assets
Current assets
Cash and cash equivalents	$148,742	$95,856
Accounts receivable	496	4,434
Other current assets	4,788	1,039
Total current assets	154,026	101,329
Restricted cash	3,078	2,946
Fixed assets, net	465	49
Intangible assets, net	1,675	4,814
Goodwill	829	829
Other long-term assets	28	—
Total assets	$160,101	$109,967
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other accrued expenses	$5,375	$2,915
Accrued contract research	5,529	826
Current portion of Intermezzo reserve	463	-
Total current liabilities	11,367	3,741
Intermezzo reserve, net of current portion	2,368	2,850
Contingent obligations	1,820	4,560
Other liabilities	3,557	3,592
Total liabilities	19,112	14,743
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock:
Undesignated preferred stock: $0.001 par value; 4,000,000 authorized; no shares issued and outstanding	—	—
Series A Junior participating preferred stock: $0.001 par value; 1,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,561,327 and 14,417,936 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	18	14
Additional paid-in capital	365,169	293,076
Accumulated deficit	(224,198)	(197,866)
Total stockholders’ equity	140,989	95,224
Total liabilities and stockholders’ equity	$160,101	$109,967

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue
Research and development collaborations	$-	$294	$-	$342
Operating expenses:
Research and development	10,998	837	17,739	1,363
General and administrative	4,281	1,338	8,552	1,791
Impairment of intangible asset	-	-	2,761	-
Changes in fair value of contingent consideration	400	-	(2,740)	-
Total operating expenses	15,679	2,175	26,312	3,154
Loss from operations	(15,679)	(1,881)	(26,312)	(2,812)
Other income and expenses:
Interest expense, net	(25)	(384)	(25)	(556)
Loss on mark-to-market of notes and warrants	-	-	-	(119)
Other income (expense), net	5	(5)	5	6
Net loss	(15,699)	(2,270)	(26,332)	(3,481)
Unaccreted dividends on convertible preferred stock	-	(737)	-	(939)
Net loss attributable to common stockholders	$(15,699)	$(3,007)	$(26,332)	$(4,420)
Basic and diluted net loss per common share	$(0.96)	$(42.23)	$(1.71)	$(63.72)
Weighted average common shares outstanding
Basic and diluted	16,372,694	71,209	15,400,819	69,365

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months ended June 30,
	2015	2014
Net loss	$(26,332)	$(3,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	394	10
Stock-based compensation expense	1,427	318
Noncash interest expense	-	417
Impairment of intangible asset	2,761	-
Change in fair value of contingent consideration	(2,740)	-
Loss on mark-to-market on convertible notes and preferred stock warrants	-	156
Other gains, net	-	(14)
Changes in operating assets and liabilities, net of effects of merger
Accounts receivable and other current assets	189	(261)
Accounts payable and accrued expenses	7,650	(6,107)
Other liabilities and other assets	(569)	3,198
Net cash used in operating activities	(17,220)	(5,764)
Investing activities
(Purchase) sale of fixed assets	(431)	14
Increase in restricted cash	(132)	-
Net cash provided by (used in) investing activities	(563)	14
Financing activities
Proceeds from exercise of stock options	234	-
Proceeds from sale of stock	70,435	5,480
Refund of financing	-	(831)
Net cash provided by financing activities	70,669	4,649
Net increase (decrease) in cash	52,886	(1,101)
Cash and cash equivalents at beginning of period	95,856	1,212
Cash and cash equivalents at end of period	$148,742	$111
Supplemental disclosure of noncash financing activities
Issuance of new Series A convertible preferred stock in exchange for previously issued preferred stock and convertible notes	$-	$21,140
Conversion of prefunding to non-convertible note	$-	$520

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

1.   Description of the business

Paratek Pharmaceuticals, Inc. (the “Company” or “Paratek”) is a Delaware corporation with its corporate office in Boston, Massachusetts and an office in King of Prussia, Pennsylvania. The Company is a clinical stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics based upon tetracycline chemistry. The Company has used its expertise in biology and tetracycline chemistry to create chemically diverse and biologically distinct small molecules derived from the minocycline core structure. The Company’s two lead product candidates are the antibacterials omadacycline and sarecycline. Omadacycline entered into Phase 3 clinical development in June 2015. Sarecycline entered Phase 3 clinical development in December 2014.

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

Immediately prior to the Merger, Old Paratek sold 8,068,766 shares of its common stock for an aggregate purchase price of $93.0 million to certain existing Paratek stockholders and certain new investors in Paratek (the “Financing”). Immediately prior to the closing of the Financing, the $6.0 million in aggregate principal amount outstanding under, and all accrued interest on, the 2014 Notes (as defined in Note 11 below) converted into 1,335,632 shares of Old Paratek’s common stock based on a conversion price of $0.778 per share. Further, and also immediately prior to the closing of the Financing, each share of Old Paratek’s preferred stock outstanding at that time was converted into shares of Old Paratek’s common stock at a ratio determined in accordance with Paratek’s certificate of incorporation then in effect. The parties to the Financing and to the conversion of the 2014 Notes include officers, employees and directors of Paratek, making these transactions related party in nature.

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

2.   Summary of Significant Accounting Policies and Basis of Presentation

Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2014, and the notes thereto, which are included in the Annual Report on Form 10-K/A, have had no material changes during the six months ended June 30, 2015.

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

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements as of and for the year ended December 31, 2014, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2015 and 2014.

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

3.   Merger Agreement

As described in Note 1, the Company completed the Merger with Transcept on October 30, 2014 for the principal purposes of utilizing the cash resources held by Transcept to continue the development of the late-stage product candidate held by Paratek and for the access to capital markets afforded by Transcept’s public listing.

Pro forma information

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the Merger had taken place as of January 1, 2014 (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Pro forma combined revenues	$656	$1,122
Pro forma combined net loss	$(6,332)	$(10,550)
Pro forma basic and diluted net loss per share	$(69.63)	$(119.01)

4.   Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Intermezzo product rights	$1,410	$4,550
TO-2070 product rights	440	440
Gross intangible assets	1,850	4,990
Less: Accumulated amortization	(175)	(176)
Net intangible assets	$1,675	$4,814

Intermezzo and TO-2070 product rights were acquired through the Merger with Transcept on October 30, 2014. Refer to Note 6, License and Collaboration Agreements, for further detail concerning the Intermezzo and TO-2070 products.  Intangible assets are reviewed for impairment at least annually and when events or circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. On March 27, 2015, a decision was made by the United States District Court for the District of New Jersey, or the District Court, concerning Intermezzo patent infringement claims the Company made in response to the filing of an Abbreviated New Drug Application with the Federal Drug Administration. The decision made by the District Court invalidated several Intermezzo patents as obvious and triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent obligations in light of an expected decline in Intermezzo sales. Refer to Note 13 Commitments and Contingencies for further information concerning the litigation.

As a result of the District Court’s ruling, the Company performed an interim impairment test of the Intermezzo product rights in connection with the preparation of its unaudited condensed consolidated financial statements for the first quarter of 2015. This impairment test utilized probability-weighted cash flow estimation and sale proceeds income approaches with consideration to the timing of payments of associated contingent obligations to former Transcept stockholders. Based on the intangible asset impairment test performed, the Company recorded a non-cash impairment charge of $2.8 million. The impairment charge was calculated as the difference between the fair value of the Intermezzo product rights as of March 31, 2015 and the carrying value of the asset as of December 31, 2014, partially offset by accumulated amortization of $0.3 million that was eliminated as part of the adjustment.

The Company appealed the District Court’s ruling during the current quarter and the appeal is still pending as of June 30, 2015.  The Company performed another interim impairment test of the Intermezzo product rights in connection with the preparation of its unaudited condensed consolidated financial statements for the second quarter of 2015.  Given the significant uncertainty concerning the ultimate disposition of the Intermezzo product, the fair value of the Intermezzo product rights was evaluated using probability-weighted cash flow estimation and sale proceeds income approaches with consideration to the timing of payments of associated contingent obligations to former Transcept stockholders.  Based on the intangible asset impairment test performed, it was determined that the projected undiscounted future cash flows exceeded the book value of the intangible asset and no additional impairment charge was recorded.

The adjusted carrying value of the Intermezzo product rights are being amortized over a remaining useful life of four years. After the impairment charge, accumulated amortization of the Intermezzo product rights at June 30, 2015 was $76,909, and amortization expense for the three and six months ended June 30, 2015 was $76,909.

The TO-2070 product rights are being amortized over an estimated three-year useful life. Accumulated amortization of the TO-2070 product rights at June 30, 2015 was $97,778, and amortization expense for the three and six months ended June 30, 2015 was $36,667 and $73,333, respectively.

5.   Net Loss Per Share Available to Common Stockholders

Basic net loss per share available to common stockholders is calculated by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury- stock method or the as if converted method, as applicable. For purposes of this calculation, convertible preferred stock, stock options, convertible preferred stock warrants and common stock warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share available to common stockholders when their effect is dilutive.

The following table presents the computation of basic and diluted net loss per share reflecting the effect of the reverse stock split in connection with the Merger (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Net loss	$(15,699)	$(2,270)	$(26,332)	$(3,481)
Less: Unaccreted dividends on convertible preferred stock	—	(737)	—	(939)
Net loss attributable to common stockholders	$(15,699)	$(3,007)	$(26,332)	$(4,420)
Denominator
Weighted-average common shares outstanding	16,372,694	71,209	15,400,819	69,365
Net loss per share—basic and diluted	$(0.96)	$(42.23)	$(1.71)	$(63.72)

The following outstanding shares subject to options and warrants to purchase common stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation as of the dates indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Excluded potentially dilutive securities(1):
Shares subject to options to purchase common stock	1,825,896	813,040	1,825,896	813,040
Unvested restricted stock	217,000	—	217,000	—
Shares subject to warrants to purchase common stock	14,734	—	14,734	—
Convertible preferred stock	—	236,250	—	236,250
Shares subject to warrants to purchase preferred stock	—	11,858	—	11,858
Totals	2,057,630	1,061,148	2,057,630	1,061,148

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of June 30, 2015 and 2014. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

6.   License and Collaboration Agreements

Allergan plc

In July 2007, the Company and Allergan plc, or Allergan, entered into a collaborative research and license agreement, or the Allergan Collaboration Agreement, under which the Company granted Allergan an exclusive license to research, develop and commercialize tetracycline products for use in the United States for the treatment of acne and rosacea. Since Allergan did not exercise its development option with respect to the treatment of rosacea prior to initiation of a Phase 3 trial for the product, the license grant to Allergan converted to a non-exclusive license for the treatment of rosacea as of December 2014. Under the terms of the Allergan Collaboration Agreement, the Company and Allergan are responsible for, and are obligated to use, commercially reasonable efforts to conduct specified development activities for the treatment of acne and, if requested by Allergan, the Company may conduct certain additional development activities to the extent the Company determines in good faith that the Company has the necessary resources available for such activities. Allergan has agreed to reimburse the Company for our costs and expenses, including third-party costs, incurred in conducting any such development activities.

Under the terms of the Allergan Collaboration Agreement, Allergan is responsible for and is obligated to use commercially reasonable efforts to develop and commercialize tetracycline compounds that are specified in the agreement for the treatment of acne. Allergan failed to elect to advance the development of sarecycline for the treatment of rosacea in accordance with the terms of the agreement so the license granted to Allergan was converted to a non-exclusive license for the treatment of rosacea. The Company has agreed during the term of the Allergan Collaboration Agreement not to directly or indirectly develop or commercialize any tetracycline compounds in the United States for the treatment of acne and rosacea, and Allergan has agreed during the term of the Allergan Collaboration Agreement not to directly or indirectly develop or commercialize any tetracycline compound included as part of the agreement for any use other than as provided in the agreement.

The Company earned an upfront fee in the amount of $4.0 million upon the execution of the Allergan Collaboration Agreement, $1.0 million upon filing of an investigational new drug application in 2010, and $2.5 million upon initiation of Phase 2 trials in 2012. In December 2014, the Company also earned $4.0 million upon initiation of Phase 3 trials associated with the Allergan Collaboration Agreement. In addition, Allergan may be required to pay the Company an aggregate of approximately $17.0 million upon the achievement of specified future regulatory milestones, the next being $5.0 million upon acceptance by the U.S. Food and Drug Administration, or FDA, of a New Drug Application, or NDA, submission. Allergan is also obligated to pay the Company tiered royalties, ranging from the mid-single digits to the low double digits, based on net sales of tetracycline compounds developed under the Allergan Collaboration Agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term. Allergan’s obligation to pay the Company royalties for each tetracycline compound it commercializes under the Allergan Collaboration Agreement expires on the later of the expiration of the last to expire patent that covers the tetracycline compound in the United States and the date on which generic drugs that compete with the tetracycline compound reach a certain threshold market share in the United States.

Either the Company or Allergan may terminate the Allergan Collaboration Agreement for certain specified reasons at any time after Allergan has commenced development of any tetracycline compound, including if Allergan determines that it would not be commercially viable to continue to develop or commercialize the tetracycline compound and/or that it is unlikely to obtain regulatory approval of the tetracycline compound, and, in any case, no backup tetracycline compound is in development or ready to be developed and the parties are unable to agree on an extension of the development program or an alternative course of action. Either the Company or Allergan may terminate the Allergan Collaboration Agreement for the other party’s uncured breach of a material term of the agreement on 60 days’ notice (unless the breach relates to a payment term, which requires a 30-day notice) or upon the bankruptcy of the other party that is not discharged within 60 days. Upon the termination of the Allergan Collaboration Agreement by Allergan for the Company’s breach, Allergan’s license will continue following the effective date of termination, subject to the payment by Allergan of the applicable milestone and royalty payments specified in the agreement unless our breach was with respect to certain specified obligations, in which event the obligation of Allergan to pay us any further royalty or milestone payments will terminate. Upon the termination of the Allergan Collaboration Agreement by us for Allergan’s breach or the voluntary termination of the agreement by Allergan, Allergan’s license under the agreement will terminate.

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

Also, the Company, at its discretion, may provide manufacturing process development services to Allergan in exchange for full-time equivalent based cost reimbursements. The Company determined that the manufacturing process development services are considered a separate unit of accounting as (i) they are set at the Company’s discretion, (ii) they have stand-alone value, as these services could be performed by third parties, and (iii) the full-time equivalent rate paid for such services rendered is considered fair value. Therefore, the Company recognizes cost reimbursements for manufacturing process development services as revenue as the services are performed.

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

7.   Common Stock

On January 12, 2015, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to sell shares of Company common stock, par value $0.001 per share, in an aggregate amount of up to $200.0 million to the public in a registered offering or offerings. Under this shelf registration, the Company completed an underwritten offering on May 5, 2015 of

3,089,000 shares of common stock at a public offering price of $24.50 per share, which includes 229,000 shares of common stock issued upon the exercise, in part, by the underwriters of an option to purchase additional shares from the Company. The aggregate proceeds received by the Company, after underwriting discounts and commissions and other offering expenses, were $70.4 million.

8.   Accounts Payable and Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accounts payable	$321	$489
Acrued legal costs	1,209	876
Intermezzo payable	997	399
Accrued compensation	975	544
Accrued contract manufacturing	903	70
Accrued professional fees	795	322
Accrued other	175	215
Total	$5,375	$2,915

9.   Fair Value Measurements

Financial instruments, including cash, restricted cash, accounts receivable, accounts payable, accrued expenses and the Intermezzo reserve are carried on the condensed consolidated financial statements at amounts that approximate fair value. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

The following tables present information about the Company’s financial liabilities that have been measured at fair value as of June 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at June 30, 2015
Liabilities
Contingent obligations	$—	$—	$1,820	$1,820
	$—	$—	$1,820	$1,820

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2014
Liabilities
Contingent obligations	$—	$—	$4,560	$4,560
	$—	$—	$4,560	$4,560

Contingent obligations represent the right for former Transcept shareholders to receive certain contingent amounts, in the future, consisting of:

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

As of June 30, 2015, the fair value of the contingent obligations to former Transcept stockholders was determined using probability-weighted scenario methodologies, employing cash-flow and sale proceeds income approaches with consideration to the potential timing of possible payments to former Transcept stockholders. During the quarter ended March 31, 2015, the outcome of an Intermezzo patent infringement trial triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent liability in light of an expected decline in Intermezzo sales. As a result of the evaluation, the Company recorded a reduction in contingent obligations to former Transcept shareholders of $3.1 million during the quarter ended March 31, 2015.  The Company appealed the outcome of the trial during the current quarter and the appeal is still pending as of June 30, 2015.  Based on estimated probability of success of the appeal, the Company recorded an increase in contingent obligations to former Transcept shareholders of $0.4 million. Material assumptions used to value contingent obligations to former Transcept stockholders with respect to Intermezzo product rights include:

●	Probabilities associated with the various outcomes of the ongoing ANDA litigation and the potential sale of Intermezzo product rights;
●	The forecasted Intermezzo product revenues and associated royalties due the Company, as well as the appropriate discount rate given consideration to the market and forecast risk involved; and
●	The potential proceeds associated with, and timing of, the sale of the Company’s Intermezzo product rights.

Material assumptions used to value contingent obligations to former Transcept stockholders with respect to the TO-2070 product rights include:

●	Probabilities associated with SNBL licensing the TO-2070 asset under the SNBL Termination Agreement; and
●	Potential proceeds associated with, and timing of, the potential payments in accordance with the SNBL Termination Agreement.

The following table provides a roll forward of the fair value of contingent obligations categorized as Level 3 instruments, for the six months ended June 30, 2015 (in thousands):

Contingent liability— former Transcept stockholders
Balances at December 31, 2014	$4,560
Change in fair value	(2,740)
Payments made	-
Balances at June 30, 2015	$1,820

10.   Stock-Based Compensation

The Company recognizes compensation  expense of stock-based awards over the vesting periods of the awards, net of estimated forfeitures. The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Research and development expense	$275	$8	$291	$16
General and administrative expense	910	5	1,136	12
Total stock-based compensation expense	$1,185	$13	$1,427	$28

Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. The Company estimates the fair value of its stock options using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the value of the stock option grants is as follows:

	Six months ended June 30, 2015
	2015	2014
Volatility	58.4%-59.3%	72.0%
Weighted average risk-free interest rate	1.6%-1.9%	1.9%
Expected dividend yield	—	—
Expected life of options (in years)	5.3-6.3	5.8

Stock Option Plan Activity

An evergreen provision in the Company’s 2006 Stock Option Plan resulted in an additional 125,000 shares of the Company’s common stock becoming available for issuance on January 1, 2015.

During the six months ended June 30, 2015, the Company’s Board of Directors granted 217,000 restricted stock units to executives and employees of the Company and 842,769 stock options to directors, officers, employees and consultants to the Company under the 2006 Stock Option Plan with time vesting provisions ranging from one to four years. The Company’s Board of Directors adopted a 2015 Inducement Plan in accordance with NASDAQ Rule 5635(c)(4), reserving 360,000 shares of common stock solely for the grant of inducement stock options to new employees, and granting 260,000 options under the plan to two executives of the Company with four-year time vesting provisions.

The Company’s Board of Directors also adopted a 2015 Equity Incentive Plan, or 2015 Plan, that was ratified by Company stockholders at the Annual Meeting held on June 9, 2015. The 2015 Plan is intended to be the successor to and continuation of the Transcept Pharmaceuticals, Inc. 2006 Incentive Award Plan, as amended, or 2006 Plan, and the Paratek Pharmaceuticals, Inc. 2014 Equity Incentive Plan, or 2014 Plan, and collectively, the Prior Plans.  When the 2015 Plan became effective, no additional stock awards were granted under the Prior Plans, although all outstanding stock awards granted under the Prior Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the Prior Plans.

Further, in February 2015 the Company’s Board of Directors modified the vesting terms attendant to eight grants to four executives of the Company aggregating 483,114 options previously granted under its 2014 Equity Incentive Plan from strictly time- based vesting to include certain performance-based vesting terms associated with completion of data lock in the Company’s Phase 3 clinical trials of omadacycline for the treatment of acute bacterial skin and skin structure infections, or ABSSSI, and community- acquired bacterial pneumonia, or CABP. The Company recognizes compensation cost for awards with performance conditions if and when the Company concludes that it is probable that the performance condition will be achieved over the requisite service period. Since the Company believes it is more likely than not that data lock will be reached on the Phase 3 ABSSSI and CABP clinical trials, the sum of the incremental compensation cost and any remaining unrecognized compensation cost for the original award on the modification date will be recognized, on a prospective basis, through the projected date of data lock on the Phase 3 ABSSSI and CABP clinical trials.

Total shares available for future issuance under the the 2015 Inducement Plan and the 2015 Equity Incentive Plan are 768,000 shares as of June 30, 2015.

Stock options

A summary of stock option activity for the six months ended June 30, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted– Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding
Balances at December 31, 2014	781,568	$4.30
Granted	1,102,769	25.78
Exercised	(54,391)	4.30
Forfeited	(4,050)	24.07
Balances at June 30, 2015	1,825,896	$17.23	9.49	$16,375
Exercisable
June 30, 2015	68,329	$8.92	9.15	$1,156
Vested and expected to vest
June 30, 2015	1,727,904	$15.62	9.47	$18,234

Total unrecognized compensation expense for all stock-based awards was $17.1 million as of June 30, 2015. This amount will be recognized over a weighted-average period of 1.67 years.

Restricted Stock

A summary of restricted stock activity for the six months ended June 30, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested balance at December 31, 2014	-	$-
Granted	217,000	25.37
Vested	-	-
Forfeited	-	-
Unvested balance at June 30, 2015	217,000	$25.37

11.   Nonconvertible Senior Secured Promissory Notes

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

12.   Income Taxes

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

13.   Commitments and Contingencies

Intermezzo Patent Litigation

In July 2012, the Company received notifications from three companies, Allergan Elizabeth LLC, or Allergan Elizabeth, Watson Laboratories, Inc.—Florida, or Watson, and Novel Laboratories, Inc. (Novel), in September 2012, from each of Par Pharmaceutical, Inc. and Par Formulations Private Ltd., together, the Par Entities, in February 2013 from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., together, Dr. Reddy’s, and in July 2013 from TWi Pharmaceuticals, Inc., or Twi, stating that each has filed with the FDA an Abbreviated New Drug Application, or ANDA, that references Intermezzo. Refer to Item 3 Legal Proceedings as filed in the Company’s Annual Report on Form 10-K/A dated December 31, 2014 for a full description of the history of this litigation.

The United States District Court for the District of New Jersey, or the District Court, held a consolidated trial between December 1, 2014 and December 15, 2014 involving Paratek, Purdue, and their patent infringement claims against Allergan Elizabeth, Novel, and Dr. Reddy’s. The District Court then received post-trial briefing and held a February 13, 2015 post-trial hearing. On March 27, 2015, the District Court issued an order and accompanying opinion finding that: (a) the asserted claims of U.S. Patent Nos. 7,682,628, 8,242,131, and 8,252,809, together, the “’628, ‘131, and ‘809 patents, are invalid as obvious; (b) Allergan Elizabeth, Novel, and Dr. Reddy’s infringe the ‘131 patent; (c) Novel infringes the ‘628 patent; and (d) Novel and Dr. Reddy’s infringe the ‘809 patent. On April 9, 2015, the District Court entered final judgment consistent with the March 27, 2015 opinion and order referenced above.  As a result of the District Court’s findings, the intangible assets representing Intermezzo product rights have been impaired and the related contingent obligation has been reduced in light of an expected decline in Intermezzo sales. Refer to Note 4 Intangible Assets, Net for discussion of the impairment analysis and Note 9 Fair Value Measurements for discussion of reduction in related contingent obligations.

The Company and Purdue jointly appealed the District Court’s final judgment to the United States Court of Appeals for the Federal Circuit on May 6, 2015.  On July 13, 2015, the Company and Purdue filed their opening brief in the appeal. The appeal is pending.

Stockholder Suit

On October 2, 2014, Continuum Capital, on behalf of itself and a putative class of similarly situated stockholders of the Company, filed a lawsuit in the California Superior Court for Contra Costa County, or the Superior Court, against the Company and its then current board members (only one of whom remains as a director) as well as against the entity then known as Paratek Pharmaceuticals, Inc., or Old Paratek, which merged with a wholly-owned subsidiary of the Company on October 30, 2014. The complaint alleges that the Company’s board members breached fiduciary duties to stockholders in connection with the Company’s merger transaction with Old Paratek announced on June 30, 2014, and that the Company and its board of directors failed to make adequate disclosures in soliciting stockholder approval of the merger transaction, and that Old Paratek aided and abetted the alleged breaches. After expedited discovery, the parties agreed in principal to a settlement and release of all claims by a defined class of pre-merger stockholders of the Company. In furtherance of the settlement, the Company supplemented its disclosures regarding the merger transaction and paid negotiated plaintiffs’ attorneys’ fee of $0.6 million. The settlement was approved by the Superior Court on May 21, 2015.  The case has been dismissed, final judgement has been entered, and the time for appeal has expired.  Defendants deny any wrongdoing and agreed to settle the action to eliminate the burden and expense of further litigation.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition. The Company does not believe that any of the above matters will result in a liability that is probable or estimable at June 30, 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for the Company on January 1, 2018. The Company is currently evaluating the method of adoption and the potential impact that Topic 606 may have on its financial position and results of operations.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle.  The Company does not expect adoption of this guidance will have a material impact on its financial statements.

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

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward- looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Company Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative therapeutics based upon tetracycline chemistry. We have used our expertise in biology and tetracycline chemistry to create chemically diverse and biologically distinct small molecules derived from the minocycline core structure. Our two phase 3 product candidates are the antibacterials omadacycline and sarecycline.

Omadacycline entered Phase 3 clinical development in June 2015. Omadacycline is the first in a new class of aminomethycycline antibiotics.  Omadacycline is a broad-spectrum antibiotic being developed for potential use as a monotherapy for serious community-acquired bacterial infections where antibiotic resistance is of concern. We believe omadacycline, if approved, will be used in the emergency room, hospital and community care settings. We have designed omadacycline to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad spectrum antibacterial activity, IV and oral formulations with once-daily dosing, no known drug interactions, and a favorable safety and tolerability profile. We believe that omadacycline has the potential to become the primary antibiotic choice of physicians for use as a monotherapy antibiotic for acute bacterial skin and skin structure infections, or ABSSSI, community-acquired bacterial pneumonia, or CABP, urinary tract infections, UTI, and other serious community-acquired bacterial infections, where resistance is of concern.  We plan to initiate Phase 1 clinical studies in UTI and sinusitis in the first half of 2016.

In the fall of 2013, the FDA accepted the design of our Phase 3 studies for ABSSSI and CABP through the Special Protocol Assessment, or SPA, process.  In addition, the FDA confirmed that positive data from the individual studies for ABSSSI and CABP would be sufficient to support approval of omadacycline for each indication in the United States.  Recent scientific advice received through the centralized procedure in Europe confirmed general agreement on the design and choice of comparators of the Phase 3 trials for ABSSSI and CABP and noted that approval based on a single study in each indication could be possible but would be subject to more stringent standards than programs that conduct two studies per indication. Paratek is continuing to execute on its current strategy while evaluating this guidance and the potential for including additional data in support of the EU submission within the context of its broader clinical development strategy.

Our second phase 3 antibacterial product candidate, sarecycline, previously known as WC3035, is a new, once- daily, tetracycline-derived compound designed for use in the treatment of acne and rosacea. We believe that, based upon the data generated to-date, sarecycline possesses favorable anti-inflammatory activity, plus narrow-spectrum antibacterial activity relative to other tetracycline-derived molecules, oral bioavailability, does not cross the blood-brain barrier, and favorable pharmacokinetic, or PK, properties that we believe make it particularly well-suited for the treatment of inflammatory acne in the community setting. We have exclusively licensed U.S. development and commercialization rights to sarecycline for the treatment of acne to Allergan plc, or Allergan while retaining rights in the rest of the world. Allergan has informed us that sarecycline entered Phase 3 clinical trials in December 2014 for acne vulgaris. We have also granted Allergan an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States which converted to a non-exclusive license in December 2014 after Allergan did not exercise its development option with respect to rosacea. There are currently no clinical trials with sarecycline in rosacea underway.

To date, we have devoted substantially all of our resources to research and development efforts, including conducting clinical trials for our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not yet submitted any product candidates for approval by regulatory authorities, and we do not currently have rights to any products that have been approved for marketing in any territory. We have not generated any revenue from product sales and to date have financed our operations primarily through private placements of our common and convertible preferred stock, note financings, research and development collaborations, our public offering of our common stock and, to a lesser extent, through government grants, foundation support, line of credit financings, and equipment lease financings.

We have incurred significant losses since our inception in 1996. Our accumulated deficit at June 30, 2015 was $224.2 million and our net loss for the six months ended June 30, 2015 was $26.3 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, general and administrative costs associated with our operations and noncash items primarily associated with our note financings. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our clinical development expenses to increase in connection with our ongoing activities, particularly as we continue our clinical development of, and seek regulatory approvals for, our product candidates, prepare for and begin commercialization of any approved products, and add infrastructure and personnel to support our product development efforts.

We do not expect to generate revenue from product sales unless and until we or our partner Allergan successfully complete development and obtain marketing approval for one or more of our product candidates. Accordingly, we anticipate that we will need to raise additional capital in order to complete the development and commercialization of omadacycline and to advance the development of our other product candidates. Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of equity offerings, debt financings and strategic collaborations. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. We will need to generate significant revenue to achieve and sustain profitability, and we may never be able to do so.

Recent Financing Activities

We completed an underwritten offering on May 5, 2015 of 3,089,000 shares of common stock at a public offering price of $24.50 per share, which includes 229,000 shares of common stock issued upon the exercise, in part, by the underwriters of an option to purchase additional shares from us. The aggregate proceeds received by us, after underwriting discounts and commissions and other offering expenses, were $70.4 million. We intend to use the net proceeds from this offering, together with our existing cash, to fund our ongoing and planned clinical trials of omadacycline, to fund research and development to advance our pipeline of preclinical candidates, and for working capital and other general corporate purposes.

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

Research and Development Expense

Research and development expenses consisted primarily of costs directly incurred by us for the development of our product candidates, which include:

●	expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites that will conduct our clinical trials;
●	the cost of acquiring and manufacturing preclinical and clinical study materials and developing manufacturing processes;
●	direct employee-related expenses, including salaries, benefits, travel and stock-based compensation expense of our research and development personnel;
●	allocated facilities, depreciation, and other expenses, which include rent and maintenance of facilities, insurance and other supplies;
●	costs associated with preclinical activities and regulatory compliance.

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

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates for which we or any partner obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

●	the scope, rate of progress, and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;
●	future clinical trial results;
●	potential changes in government regulation; and
●	the timing and receipt of any regulatory approvals.

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

Our research and development activities in 2014 were significantly curtailed as we worked within liquidity constraints. In particular, over the years we have decreased:

●	external spending related to the development of omadacycline due to the delay in our clinical development program;
●	payroll and benefits costs through a reduction in force and other attrition;
●	facilities-related spending (as a result of the early termination of our lease on laboratory space); and
●	external spending on preclinical product candidates.

However, with available cash resources subsequent to closing of the Merger in October 2014 and follow-on offering of shares of common stock in May 2015, we have commenced activities to support our two Phase 3 registration trials of omadacycline, one each for the treatment of ABSSSI and CABP, and a Phase 1b study in UTI. We expect our research and development expenditures to increase significantly compared to 2014.

We manage certain activities such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for omadacycline, sarecycline, and other projects during the three months ended June 30, 2015 and 2014, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Omadacycline	$7,047	$26	$12,495	$45
Other external research	6	-	10	20
Total external costs	7,053	26	12,505	65
Other research and development costs	3,945	811	5,234	1,298
Total	$10,998	$837	$17,739	$1,363

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel, including benefits, and stock-based compensation in our executive, legal, patent-related, finance, business development, information technology, general operations and human resources departments.

Our general and administrative activities in 2014 were deliberately reduced given our limited financial resources. We expect, however, that our general and administrative expenses will continue to increase throughout 2015 as a result of expanded infrastructure, increased payroll, consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to seek and establish collaborations with respect to our product candidates.

Results of Operations

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	$ Change	2015	2014	$ Change
Research and development collaboration	$-	$294	$(294)	$-	$342	$(342)

We did not earn research and development collaboration revenue during the three and six months ended June 30, 2015 as a result of the termination of a collaborative research, license and commercialization agreement with a leading global animal health provider in September 2014.

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	$ Change	2015	2014	$ Change
Research and development	$10,998	$837	$10,161	$17,739	$1,363	$16,376

Research and development expenses were $11.0 million and $17.7 million during the three and six months ended June 30, 2015, respectively, compared to $0.8 million and $1.4 million during the same periods in 2014. The increase in the three and six months ended June 30, 2015 is  primarily the result of preparation for our planned Phase 3 clinical trials of omadacycline as well as higher personnel-related costs.

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	$ Change	2015	2014	$ Change
General and administrative	$4,281	$1,338	$2,943	$8,552	$1,791	$6,761

General and administrative expenses were $4.3 million and $8.6 million during the three and six months ended June 30, 2015, respectively, compared to $1.3 million and $1.8 million during the same periods in 2014. The increase in the three and six months ended June 30, 2015 is primarily due to increases in professional and consulting services, expenses associated with being a public company, as well as personnel-related costs.

Impairment of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	$ Change	2015	2014	$ Change
Impairment of intangible assets	$-	$-	$-	$2,761	$-	$2,761

We recorded an impairment charge of $2.8 million during the three months ended March 31, 2015, in conjunction with the outcome of litigation that invalidated several Intermezzo patents as obvious and triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent liability in light of an expected decline in Intermezzo sales. Refer to Note 4

Intangible Assets, Net of our unaudited condensed consolidated financial statements for further information.

Changes in Fair Value of Contingent Obligations

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	$ Change	2015	2014	$ Change
Changes in fair value of contingent obligations	$400	$-	$400	$(2,740)	$-	$(2,740)

During the three months ended March 31, 2015, we recorded a $3.1 million reduction in the fair value of our contingent obligations to former Transcept shareholders in conjunction with the outcome of litigation that invalidated several Intermezzo patents as obvious and triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent obligations in light of an expected decline in Intermezzo sales. We appealed the outcome of the trial during the current quarter and the appeal is still pending as of June 30, 2015.  Based on estimated probability of success of the appeal, we recorded an increase in contingent obligations to former Transcept shareholders of $0.4 million. Refer to Note 9 Fair Value Measurements of our unaudited condensed consolidated financial statements for further information.

Other Income and Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	$ Change	2015	2014	$ Change
Other income and expense:
Interest expense, net	$(25)	$(384)	$359	$(25)	$(556)	$531
Loss on mark-to-market of notes and warrants	—	-	-	—	(119)	119
Other income (expense), net	5	(5)	10	5	6	(1)
Total	$(20)	$(389)	$369	$(20)	$(669)	$649

Interest expense, net

Interest expense represents the accretion of interest expense on the Intermezzo Reserve in 2015 as compared to non-cash interest accruing on our non-convertible notes outstanding during 2014. In connection with the Merger; however, the notes were all exchanged for common stock and interest will no longer accrue on them. Our obligation to the former collaborative partner was also re- negotiated in June 2014 and interest no longer accrues on it.

Loss on mark-to-market of notes and warrants

In 2014 and 2013, we engaged in several fundraising and re-capitalization transactions which gave rise to substantial non- operating gains and losses. With the completion of the October 2014 re-capitalization in connection with the Merger, we do not expect these non-cash gains and losses to continue.

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

As of June 30, 2015, we had cash and cash equivalents of $148.7 million. We completed an underwritten offering of 3,089,000 shares of common stock at a public offering price of $24.50 per share on May 5, 2015 that yielded $70.4 million in aggregate proceeds, after underwriting discounts and commissions and other offering expenses. We intend to use the net proceeds from this offering, together with our existing cash, to fund our ongoing and planned clinical trials of omadacycline, to fund research and development to advance our pipeline of preclinical candidates, and for working capital and other general corporate purposes.

The following table summarizes our cash provided by and (used in) operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(17,220)	$(5,764)
Net cash (used in) provided by investing activities	$(563)	$14
Net cash provided by financing activities	$70,669	$4,649

Operating Activities

Cash used in operating activities for the six months ended June 30, 2015 of $17.2 million is primarily the result of our $26.3 million net loss offset by a $7.3 million increase in working capital. The remainder of the increase represents the net impact of $1.9 million in non-cash items including the $2.8 million impairment of Intermezzo product rights and $1.8 million in depreciation, amortization and stock-based compensation expense offset by a $2.7 million reduction in contingent obligations to former Transcept shareholders. Our $17.2 million use of cash in operating activities during the six months ended June 30, 2015 compares to $5.8 million of cash used in operating activities in the same period in 2014.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 is the result of purchases of fixed assets and an increase in restricted cash. Cash provided by investing activities for the six months ended June 30, 2014 was principally from the sale of fixed assets.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 is the result of proceeds from an underwritten offering of 3,089,000 shares of common stock as well as exercise of stock options. Net cash provided by financing activities of $70.7 during the six months ended June 30, 2015 compares to $4.6 million for the same period in 2014. Cash provided by financing activities during the six months ended June 30, 2014 was principally from the issuance of nonconvertible senior secured notes.

Future Funding Requirements

We have not generated any revenue from product sales. We do not know when, if ever, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we or our partner Allergan obtain regulatory approval of and commercialize omadacycline, sarecycline or any of our other product candidates. At the same time, we expect our expenses to increase in connection with ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. We also expect to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our product candidates, we anticipate that we will need substantial additional funding in connection with our continuing operations to support commercial activities associated with our lead product candidate, omadacycline.

We have not completed clinical development nor submitted an NDA for regulatory approval of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

●	initiate and conduct our Phase 3 registration trials of omadacycline;
●	seek regulatory approvals for any of our product candidates that successfully complete registration trials;
●	establish a sales, marketing and distribution infrastructure and increases to our manufacturing capabilities to commercialize any products for which we may obtain regulatory approval; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

Based upon our current operating plan, we anticipate that our cash and cash equivalents, including the proceeds from the follow-on offering of shares of common stock in May 2015, will enable us to fund our operating expenses and capital expenditure requirements through the timing of the un-blinding of top line results in the phase 3 CABP clinical trial, which we currently expect to occur in the second half of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

●	the progress of clinical development of omadacycline;
●	the number and characteristics of other product candidates that we pursue;
●	the scope, progress, timing, cost and results of research, preclinical development and clinical trials;
●	the costs, timing and outcome of seeking and obtaining FDA and non-U.S. regulatory approvals;
●	the costs associated with manufacturing and establishing sales, marketing and distribution capabilities;
●

our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights;

●	our need and ability to hire additional management, scientific and medical personnel;
●	the effect of competing products that may limit market penetration of our product candidates;
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems; and
●

the economic and other terms, timing and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future, including the timing of receipt of any milestone or royalty payments under these arrangements.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of equity offerings, debt financings, strategic collaborations and grant funding. We do not have any committed external sources of funds other than our collaboration with Allergan. Any additional revenue is contingent on milestone achievement and the collaboration is terminable by Allergan upon prior written notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Critical Accounting Policies

There have been no material changes in our critical accounting policies during the three months ended June 30, 2015, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Form 10-K/A dated December 31, 2014, filed with the SEC.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2015 and the year ended December 31, 2014 we did not engage in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments during the three months ended June 30, 2015, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” in our Form 10-K/A dated December 31, 2014, filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our cash balance as of June 30, 2015 consisted of cash and cash equivalents. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our cash. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our current cash balance. We intend to invest our existing cash into an investment portfolio in 2015 and we intend to develop that portfolio according to our investment policy such that our operating results or cash flows will not be affected to any significant degree by the effect of a sudden change in market interest rates on that investment portfolio.

We contract with contract research organizations and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise. As of June 30, 2015, substantially all of our total liabilities were denominated in U.S. dollars.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 3015, our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission, or SEC, rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

Intermezzo Patent Litigation

In July 2012, we received notifications from three companies, Allergan Elizabeth LLC, or Allergan Elizabeth, Watson Laboratories, Inc.—Florida, or Watson, and Novel Laboratories, Inc., or Novel, in September 2012 from each of Par Pharmaceutical, Inc. and Par Formulations Private Ltd., together, the Par Entities, in February 2013 from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., together, Dr. Reddy’s, and in July 2013 from TWi Pharmaceuticals, Inc., or Twi, stating that each has filed with the FDA an Abbreviated New Drug Application, or ANDA, that references Intermezzo. Refer to Item 3 Legal Proceedings as filed in our Annual Report on Form 10-K/A dated December 31, 2014 for a full description of the history of this litigation.

The United States District Court for the District of New Jersey, or the District Court, held a consolidated trial between December 1, 2014 and December 15, 2014 involving Paratek, Purdue, and their patent infringement claims against Allergan Elizabeth, Novel, and Dr. Reddy’s. The District Court then received post-trial briefing and held a February 13, 2015 post-trial hearing. On March 27, 2015, the District Court issued an order and accompanying opinion finding that: (a) the asserted claims of U.S. Patent Nos.7,682,628, 8,242,131, and 8,252,809, together, the “’628, ‘131, and ‘809 patents, are invalid as obvious; (b) Allergan Elizabeth,

Novel, and Dr. Reddy’s infringe the ‘131 patent; (c) Novel infringes the ‘628 patent; and (d) Novel and Dr. Reddy’s infringe the ‘809 patent. On April 9, 2015, the District Court entered final judgment consistent with the March 27, 2015 opinion and order referenced above.

As a result of the District Court’s findings, the intangible assets representing Intermezzo product rights have been impaired and the related contingent obligation has been reduced in light of an expected decline in Intermezzo sales. Refer to Note 4 Intangible Assets for discussion of the impairment analysis and Note 9 Fair Value Measurements for discussion of reduction in related contingent obligations.

We and Purdue jointly appealed the District Court’s final judgment to the United States Court of Appeals for the Federal Circuit on May 6, 2015.  On July 13, 2015, the Company and Purdue filed their opening brief in the appeal.  The appeal is pending.

Stockholder Suit

On October 2, 2014, Continuum Capital, on behalf of itself and a putative class of similarly situated stockholders of the Company, filed a lawsuit in the California Superior Court for Contra Costa County, or the Superior Court, against us and our then current board members (only one of whom remains as a director) as well as against the entity then known as Paratek Pharmaceuticals, Inc., or Old Paratek. The complaint alleges that the then Transcept board members breached fiduciary duties to Transcept stockholders in connection with the Merger announced on June 30, 2014, and that Transcept and its then board of directors failed to make adequate disclosures in soliciting stockholder approval of the Merger, and that Old Paratek aided and abetted the alleged breaches. After expedited discovery, the parties agreed in principal to a settlement and release of all claims by a defined class of pre- merger stockholders of Transcept. In furtherance of the settlement, we supplemented our disclosures regarding the Merger and paid a negotiated plaintiffs’ attorneys’ fee of $0.6 million. The settlement was approved by the Superior Court on May 21, 2015.  The case has been dismissed, final judgement has been entered, and the time for appeal has expired.  Defendants deny any wrongdoing and agreed to settle the action to eliminate the burden and expense of further litigation.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10- K/A for the year ended December 31, 2014 filed with the SEC on April 24, 2015.

* We have incurred significant losses since inception and anticipate that we will incur losses for the foreseeable future. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.

In connection with our current primary business, we have not yet submitted any product candidates for approval by regulatory authorities, and we do not currently have rights to any products that have been approved for marketing in any territory. Our net loss for the six months ended June 30, 2015 was $26.3 million. As of June 30, 2015, our accumulated deficit was $224.2 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our clinical development of, and seek regulatory approvals for, our product candidates, prepare to commercialize any approved products and add infrastructure and personnel to support our product development efforts and operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

We are advancing our lead product candidate, omadacycline, through clinical development, and we may, in the future, advance other product candidates into clinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We currently plan to seek regulatory approval of omadacycline in two indications, and in order to obtain such regulatory approval, we will be required to conduct clinical trials for each indication. We will require additional funding to complete the development of these two indications following the un-blinding of top-line results in the CABP clinical trial, fund the development of omadacycline in other indications, initiate commercialization of omadacycline, and to continue to advance the development of our other product candidates, and such funding may not be available on acceptable terms or at all. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we anticipate that our existing cash will enable us to fund our operating expenses and capital expenditure requirements through to the un-blinding of the top line results of the Phase 3 CABP clinical trial, which we currently expect to occur in the second half of 2017. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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
•

the number and characteristics of other product candidates that we may pursue;our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights;

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

As of June 30, 2015, we had cash and cash equivalents of $148.7 million, working capital of $142.7 million and an accumulated deficit of $224.2 million. Our net loss for the three months ended June 30, 2015 and 2014 was $15.7 million and $3.0 million, respectively. Until we generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through a combination of public or private equity offerings, debt financings, strategic collaborations and grant funding. There can be no assurance that we would be successful in securing additional funds on acceptable terms. If additional funds are not available, we may be forced to cease operations, significantly reduce operating expenses or delay, curtail or eliminate one or more of our development programs or our business operations.

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

We have invested a significant portion of our time, financial resources and collaboration efforts in the development of our most advanced product candidate, omadacycline. Accordingly, our ability to generate revenue and our future success depend substantially on our ability to successfully obtain regulatory approval for and commercialize omadacycline. We have completed one Phase 2 clinical trial and one Phase 3 non-registration clinical trial of the IV and oral formulations of omadacycline in cSSSI. As is typical for Phase 2 clinical trial designs, and the limited number of patients enrolled in the Phase 3 non-registration clinical trial, neither of these studies were designed to have, nor have had, a sufficient number of patients to establish statistical non-inferiority compared to linezolid. In order to successfully obtain regulatory approval for omadacycline, we are currently planning to conduct two Phase 3 clinical trials, one in ABSSSI, which we initiated dosing in June 2015, and one in moderate to severe CABP. Prior to the FDA’s issuance of guidance in March 2010 for clinical trials of antibiotics for the treatment of serious bacterial skin infections, the initial disease indication we were targeting was cSSSI, which was revised as a result of the FDA’s guidance to be ABSSSI. We have written agreements with the FDA in the form of two separate SPA agreements, one for ABSSSI and one for CABP, covering our planned Phase 3 clinical trial designs. An SPA agreement documents the FDA’s general agreement that the design and planned analysis of the Phase 3 clinical trial reviewed under the SPA process, if the clinical trial is successfully completed, will support an NDA submission. An SPA agreement is intended to provide assurance that if the agreed upon clinical trial protocols are followed, the clinical trial endpoints are achieved and there is a favorable benefit-risk profile, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, SPA agreements are not a guarantee of approval of a product candidate or any permissible claims about the product candidate, and final determinations of approvability will not be made until the FDA completes its review of the entire NDA. Therefore, even if all the conditions of our SPA agreements appear to be met, we cannot predict whether the FDA will interpret the data and results in the same way that we do, nor whether it will ultimately approve omadacycline for the treatment of ABSSSI and/or CABP. In addition, the FDA is afforded the ability to modify and ignore a SPA agreement, in light of other factors not necessarily related to omadacycline.

Except for our collaboration with Allergan for our product candidate, sarecycline, we are not currently developing any other product candidates.

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

We have initiated dosing of a single Phase 3 clinical trial of omadacycline for the treatment of ABSSSI in June 2015 and plan to commence a single Phase 3 clinical trial of omadacycline for the treatment of CABP in late-2015. Based on our current expectations, we anticipate completing these two registration trials in 2016 and 2017, respectively. Should both clinical trials successfully meet their endpoints, we plan on submitting an NDA for the treatment of ABSSSI and CABP in 2018. However, we do not know whether these clinical trials will be completed on schedule, if at all. The commencement of these planned clinical trials could be substantially delayed or prevented by several factors, including:

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

In particular, our ability to enroll patients in our clinical trials in sufficient numbers and on a timely basis will be subject to a number of factors, including the size of the patient population needed, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant indication and the eligibility criteria for the clinical trial. For example, in the Phase 3 clinical trials of omadacycline in ABSSSI and CABP patients who have previously taken potentially effective antibiotics for the treatment of an infection within 72 hours of receiving the first dose of study medication will be excluded from the ABSSSI clinical trial and limited to no more than 25% of the total enrollment for the CABP clinical trial. Depending upon a region’s or a clinical site’s standard of care for the administration of antibiotics, this could affect our ability to enroll patients in these clinical trials in a timely fashion.

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

Even if our product candidates are approved for sale by the appropriate regulatory authorities, market acceptance and sales of these products and our partners’ products will depend on coverage and reimbursement policies. Government authorities and third- party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish reimbursement levels. We cannot be certain that coverage will be available and reimbursement will be adequate for any products that we or our partners develop and commercialize. Also, we cannot be certain that coverage and reimbursement policies will not reduce the demand for, or the price paid for, our or our partners’ products. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all of part of the costs associated with their prescription drugs. Patients are unlikely to use our or our partners’ products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such products. Therefore, if coverage is not available or reimbursement is limited, we and our partners may not be able to successfully commercialize any of our approved products.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to legislative amendments, will remain in effect through 2024 unless additional Congressional action is taken. In addition, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If we or our partner Allergan ever obtain regulatory approval and commercialize omadacycline or sarecycline these new laws may result in additional reductions in Medicare and other healthcare funding, which could harm our customers and accordingly, our financial operations.

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

•

the federal Physician Payments Sunshine Act and its implementing regulations, which imposed annual reporting requirements for certain manufacturers of drugs, devices, biologicals and medical supplies for payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third- party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The competition in the market for antibiotics such as omadacycline is intense. If approved, omadacycline will face competition from commercially available antibiotics such as vancomycin, marketed as a generic by Abbott Laboratories and others; linezolid, sold under the brand name Zyvox by Pfizer Inc.; daptomycin, sold under the brand name Cubicin by Merck; dalbavancin, approved in May 2014 and marketed by Allergan as Dalvance; tedizolid, marketed as Sivextro by Merck; oritavancin, approved in August 2014 and marketed by The Medicines Company as Orbactiv; quinupristin/dalfopristin, sold under the brand name Synercid by Pfizer, Inc.; tigecycline, sold under the brand name Tygacil by Pfizer Inc.; telavancin, sold as Vibativ by Theravance, Inc.; ceftaroline, sold under the brand name Teflaro by Allergan; and generic trimethoprim/sulfamethoxazole.

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

In addition, if approved, omadacycline may face additional competition from antibiotics currently in clinical development. Other antibiotics currently in development include ceftobiprole, under development by Basilea Pharmaceutica AG and approved in 13 European countries; solithromycin, under development by Cempra, Inc.;; eravacycline, under development by Tetraphase Pharmaceuticals, Inc.; delafloxacin and radezolid, under development by Melinta Pharmaceuticals, Inc.;; and Lefamulin under development by Nabriva Therapeutics AG, which, if approved, would compete in the antibiotic market. In addition, our product candidates may each face competition from product candidates that could receive regulatory approval before our product candidates in countries outside the United States and the European Union. If we are unable to demonstrate points of differentiation between our product candidates and competing products, we may not be able to successfully commercialize our product candidates, our commercial opportunities will be negatively impacted and our results of operations will suffer.

We and our partner, Allergan, will also face competition in the acne markets where generic tetracyclines such as doxycycline and minocycline are available in every market around the world. Branded generic versions of tetracycline derivatives are sold by several companies.

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

We rely and will continue to rely on outsourcing arrangements for manufacturing of our product candidates. Reliance on third- party manufacturers could delay approval or commercialization of our products.

We do not currently own or operate manufacturing facilities for the production of any of our product candidates, nor do we intend to manufacture the pharmaceutical products that we plan to sell. We currently depend on third-party contract manufacturers for the supply of the active pharmaceutical ingredients for our product candidates, including drug substance for our preclinical research and clinical trials. To date, we have obtained starting materials for our supply of omadacycline from a limited number of third-party manufacturers and have purchased all of our drug supplies on a purchase order basis. We intend to enter into long-term supply agreements with these manufacturers for commercial supplies. We are currently in discussions with these and other third-party manufacturers for clinical trial and commercial supplies. We may not be able to reach agreement with any of these contract manufacturers, or to identify and reach arrangement on satisfactory terms with other contract manufacturers, to manufacture omadacycline or any of our other product candidates. Additionally, we anticipate that the facilities used by any contract manufacturer to manufacture any of our product candidates will be the subject of an inspection before the FDA and other regulatory authorities approve an NDA or marketing authorization for the product candidate manufactured at that facility. We will depend on these third- party manufacturing partners for compliance with the FDA’s manufacturing requirements for finished products. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA and other regulatory authorities’ cGMP requirements, our product candidates will not be approved or, if already approved, may be subject to recalls. While third-party manufacturers of our product candidates, including omadacycline, have previously passed FDA and other regulatory agency inspections, we cannot provide assurance that they will pass such inspections in the future.

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

Once an NDA or marketing authorization application outside the United States is approved, the product covered thereby becomes a “listed drug” that can, in turn, be cited by potential competitors in support of approval of an ANDA in the United States. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non- infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes in the United States and in nearly every pharmaceutical market around the world. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use, or labeling, as our product candidate and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as our product candidate. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product is typically lost to the generic product. Accordingly, competition from generic equivalents to ours or any of our partners’ future products, if any, would materially adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in our or any of our partners’ product candidates, including omadacycline. For example, vancomycin has been available in generic form for many years, and Zyvox (linezolid) is expected to become available in generic form when certain patents covering it expire in 2015. We cannot yet ascertain what impact these generic products and any future approved generic products will have on any sales of our products, if approved.

The success of our business may be dependent on the actions of our collaborative partners.

An element of our business and funding strategy is to enter into collaborative arrangements with established pharmaceutical and biotechnology companies who will finance or otherwise assist in the development, manufacture and marketing of products incorporating our technology, and who also provide us with funding in the form of milestone payments for progress in clinical development or regulatory approval. For example, we have exclusively licensed rights to sarecycline for the treatment of acne in the United States to Allergan, and Allergan is responsible for all clinical development, registration and commercialization in the United States of sarecycline for the treatment of acne. In addition, we have granted Allergan an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States, which converted to a non-exclusive license in December 2014 after Allergan did not exercise its development option with respect to rosacea. There are currently no clinical trials in rosacea underway.

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

We anticipate that we will require additional funding to complete the NDA and the EMA Market Authorization Application registration filings and commercialization of omadacycline and to continue the development of any of our other product candidates. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates, as we have done with Allergan for sarecycline.

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

We expect to depend on independent clinical investigators and CROs to participate in and conduct our clinical trials, including our initiated and planned Phase 3 clinical trials of omadacycline in ABSSSI and CABP, respectively. CROs may also assist us and our partners in the collection and analysis of data. There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our or our partners’ development programs. These investigators and CROs will not be our employees, and we will not be able to control, other than by contract, the amount of resources, including time, that they devote to our product candidates and clinical trials. If independent investigators fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we and our partners develop. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Further, the FDA requires that we and our partners comply with standards, commonly referred to as current Good Clinical Practice, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, safety, integrity and confidentiality of clinical trial subjects are protected. Failure of clinical investigators or CROs to meet their obligations to us or comply with current Good Clinical Practices could adversely affect the clinical development of our product candidates and harm our business.

Our success is currently dependent on the successful development and commercialization of our most advanced product candidates, omadacycline and sarecycline.

Our success is currently dependent on the successful development and commercialization of our most advanced product candidates, omadacycline and sarecycline, which is currently being developed by Allergan. We are not currently developing any of our other product candidates that are in the pre-clinical phase. If omadacycline and sarecycline are not successfully developed and commercialized, we will not have any product candidates under development from which we might generate revenue. We currently have no such plans to develop any other product candidates and will need additional financing to fund such development should we decide to do so in the future.

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

If our product candidates are approved, but do not achieve an adequate level of acceptance by physicians, patients and the medical community, we and our partners may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful

Even if we obtain FDA approval of our current or any future product candidates, we or our partners may never obtain approval or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.

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

As of July 31, 2015, we had 29 full-time employees. Assuming our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations that may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize omadacycline and our other product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

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

We may be unable to sell Intermezzo and may not receive revenue from the assignment of the TO-2070 product rights pursuant to the SNBL Termination Agreement.

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

Although we assigned all of our rights, interest and title to the TO-2070 product rights to SNBL in exchange for a portion of certain future net revenue received by SNBL, up to an aggregate of $2.0 million, we are dependent upon the ability of SNBL to successfully license the TO-2070 product rights. The manner in which SNBL licenses the TO-2070 assets, including the amount and timing of SNBL’s investment in marketing and licensing activities, will have a significant impact on our ability to receive revenue pursuant to the SNBL Termination Agreement. If SNBL deems TO-2070 to have insufficient licensing potential, SNBL may decrease efforts to seek a licensing partner, which would likely decrease any future revenue that we would receive pursuant to the SNBL Termination Agreement.

Risks Related to Our Intellectual Property

If we are unable to obtain and enforce patent protection for our product candidates and related technology, our business could be materially harmed.

Issued patents may be challenged, invalidated or circumvented. In addition, court decisions may introduce uncertainty in the enforceability or scope of patents owned by biotechnology companies. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not allow us to protect our inventions with patents to the same extent as the laws of the United States. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. If such inventions or related inventions are successfully patented by others, we may be required to obtain licenses under third- party patents to market our product candidates, as described in greater detail below. Therefore, enforceability and scope of our patents in the United States and in foreign countries cannot be predicted with certainty, and, as a result, any patents that we own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of the our common stock could decline. As of June 30, 2015, approximately 3.5 million shares of common stock are held by our directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act, and various vesting agreements. In addition, approximately 1.4 million shares of common stock that are subject to outstanding options as of June 30, 2015 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our common stock. As of June 30, 2015, we had research coverage by five securities analysts. If the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research regarding us or our business model, technology or stock performance, the trading price of our common stock would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of the trading price of our common stock.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on the trading price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require an annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to the effectiveness of our internal control over financial reporting at the end of the fiscal year. We will conduct our first annual management assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, and our independent registered public accounting firm will attest to the effectiveness of our internal control over financial reporting as of that date. If we fail to maintain the adequacy of our internal control over financial reporting as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot in the future favorably assess, or, if required, our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on the trading price of our common stock.

Item 6.	Exhibits

(a) Exhibits:

Reference is made to the Exhibit Index attached to this Report, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August, 2015.

Paratek Pharmaceuticals, Inc.

By:	/s/ Michael F. Bigham
Michael F. Bigham
Chairman and Chief Executive Officer
By:	/s/ Douglas W. Pagan
Douglas W. Pagan
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.	Form 8-K	001-51967	3.1	September 13, 2013

3.5	Certificate of Elimination of Series A Junior Participating Preferred Stock.	Form 8-K	001-36066	4.1	July 24, 2015

10.1	2015 Equity Incentive Plan.	Form S-8	333-205482	99.5	July 2, 2015

10.2	Form of Stock Option Grant Notice under the 2015 Equity Incentive Plan.	Form S-8	333-205482	99.6	July 2, 2015

10.3	Form of Restricted Stock Unit Grant Notice under the 2015 Equity Incentive Plan	Form S-8	333-205482	99.7	July 2, 2015

10.4	Employment Agreement by and between the Company and William Haskel dated as of June 12, 2015.

10.5	Amended and Restated Non-Employee Director Cash Compensation Policy

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