Form 10-Q
period 2015-09-30
Paratek Pharmaceuticals, Inc.
filed 2015-11-12
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2015 or

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

As of November 6, 2015 there were 17,608,615 shares of the registrant's common stock outstanding.

CERTIFICATIONS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and par value)

	September 30, 2015	December 31, 2014
	(unaudited)	(See Note 2)
Assets
Current assets
Cash and cash equivalents	$146,428	$95,856
Accounts receivable	270	4,434
Other current assets	8,289	1,039
Total current assets	154,987	101,329
Restricted cash	2,735	2,946
Fixed assets, net	672	49
Intangible assets, net	1,562	4,814
Goodwill	829	829
Other long-term assets	28	—
Total assets	$160,813	$109,967
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other accrued expenses	$6,737	$2,915
Accrued contract research	6,709	826
Current portion of Intermezzo reserve	160	—
Total current liabilities	13,606	3,741
Long-term debt	19,536	—
Intermezzo reserve, net of current portion	2,310	2,850
Contingent obligations	1,580	4,560
Other liabilities	3,557	3,592
Total liabilities	40,589	14,743
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2015; and 4,000,000 shares authorized, no shares issued and outstanding at December 31, 2014	—	—
Series A Junior participating preferred stock: $0.001 par value; no shares issued and outstanding at September 30, 2015; and 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2014	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,608,615 and 14,417,936 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	18	14
Additional paid-in capital	367,826	293,076
Accumulated deficit	(247,620)	(197,866)
Total stockholders’ equity	120,224	95,224
Total liabilities and stockholders’ equity	$160,813	$109,967

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue
Research and development collaborations	$-	$-	$-	$342
Operating expenses:
Research and development	17,817	1,001	35,556	2,364
General and administrative	5,795	2,074	14,347	3,865
Impairment of intangible asset	-	-	2,761	-
Changes in fair value of contingent consideration	(240)	-	(2,980)	-
Total operating expenses	23,372	3,075	49,684	6,229
Loss from operations	(23,372)	(3,075)	(49,684)	(5,887)
Other income and expenses:
Interest expense, net	(47)	(158)	(73)	(714)
Loss on mark-to-market of notes and warrants	-	-	-	(119)
Other income (expense), net	(2)	-	3	6
Net loss	(23,421)	(3,233)	(49,754)	(6,714)
Unaccreted dividends on convertible preferred stock	-	(745)	-	(1,684)
Net loss attributable to common stockholders	$(23,421)	$(3,978)	$(49,754)	$(8,398)
Basic and diluted net loss per common share	$(1.33)	$(29.48)	$(3.08)	$(91.81)
Weighted average common shares outstanding
Basic and diluted	17,561,708	135,000	16,129,031	91,484

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine months ended September 30,
	2015	2014
Net loss	$(49,754)	$(6,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	544	-
Stock-based compensation expense	2,940	507
Noncash interest expense	-	577
Impairment of intangible asset	2,761	-
Change in fair value of contingent consideration	(2,980)	-
Loss on mark-to-market on convertible notes and preferred stock warrants	-	119
Other gains, net	10	37
Changes in operating assets and liabilities, net of effects of merger
Accounts receivable and other current assets	(1,466)	6
Accounts payable and accrued expenses	9,524	(2,324)
Other liabilities and other assets	(569)	(342)
Net cash used in operating activities	(38,990)	(8,134)
Investing activities
(Purchase) sale of fixed assets	(686)	15
Other investing activities	-	(9)
Decrease in restricted cash	211	-
Net cash provided by (used in) investing activities	(475)	6
Financing activities
Proceeds from exercise of stock options	245	-
Proceeds from issuance of long-term debt, net of costs and debt discount	19,357	-
Proceeds from issuance of common stock	70,435	-
Proceeds from non-convertible note financing	-	5,480
Proceeds from bridge loan-related party	-	4,300
Deferred financing costs	-	(499)
Refund of financing	-	(831)
Net cash provided by financing activities	90,037	8,450
Net increase in cash and cash equivalents	50,572	322
Cash and cash equivalents at beginning of period	95,856	1,212
Cash and cash equivalents at end of period	$146,428	$1,534
Supplemental disclosure of noncash financing activities
Fair value of warrants issued	$289	$-
Receivable from sale of stock	$1,000	$-
Issuance of new Series A convertible preferred stock in exchange for previously issued preferred stock and convertible notes	$-	$520
Conversion of prefunding to non-convertible note	$-	$21,140

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

After consummation of the Merger, the Old Paratek stockholders, warrant holders and option holders owned approximately 89.6% of the fully-diluted common stock of Paratek, with Transcept’s stockholders and optionholders immediately prior to the Merger, whose shares of Paratek common stock (including shares received upon the cancellation of existing options) remain outstanding after the Merger, owning approximately 10.4% of the fully-diluted common stock of Paratek. Under generally accepted accounting principles in the United States of America (“U.S. GAAP”), the Merger was treated as a “reverse merger” under the purchase method of accounting. For accounting purposes, Old Paratek is considered to have acquired Transcept.

2.   Summary of Significant Accounting Policies and Basis of Presentation

Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014, and the notes thereto, which are included in the Annual Report on Form 10-K/A, have had no material changes during the nine months ended September 30, 2015.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2014, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods ended September 30, 2015 and 2014.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2015. The accompanying consolidated balance sheet as of December 31, 2014, was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2014, and notes thereto, which are included in the Company’s Annual Report on Form 10-K/A.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the results of operations of Paratek Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Paratek Pharma, LLC, Paratek Securities Corporation, Transcept Pharma, Inc., and Paratek UK, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, intangible assets, goodwill, contingent liabilities, stock-based compensation arrangements, useful lives for depreciation and amortization of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

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

Pro forma information

The following unaudited pro forma information presents a summary of the Company’s condensed consolidated results of operations as if the Merger had taken place as of January 1, 2014 (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Pro forma combined revenues	$182	$1,304
Pro forma combined net loss attributable to common stockholders	$(12,180)	$(22,730)
Pro forma basic and diluted net loss per share	$(79.01)	$(205.74)

4.   Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Intermezzo product rights	$1,410	$4,550
TO-2070 product rights	440	440
Gross intangible assets	1,850	4,990
Less: Accumulated amortization	(288)	(176)
Net intangible assets	$1,562	$4,814

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

The Company appealed the District Court’s ruling during the second quarter of 2015 and the appeal is still pending as of September 30, 2015.  The Company performed another interim impairment test of the Intermezzo product rights in connection with the preparation of its unaudited condensed consolidated financial statements for the third quarter of 2015.  Given the significant uncertainty concerning the ultimate disposition of the Intermezzo product, the fair value of the Intermezzo product rights was evaluated using probability-weighted cash flow estimation and sale proceeds income approaches with consideration to the timing of payments of associated contingent obligations to former Transcept stockholders.  Based on the intangible asset impairment test performed, it was determined that the projected undiscounted future cash flows exceeded the book value of the intangible asset and no additional impairment charge was recorded.

The adjusted carrying value of the Intermezzo product rights are being amortized over a remaining useful life of four years. After the impairment charge, accumulated amortization of the Intermezzo product rights at September 30, 2015 was $154,000, and amortization expense for the three and nine months ended September 30, 2015 was $77,000 and $154,000, respectively.

The TO-2070 product rights are being amortized over an estimated three-year useful life. Accumulated amortization of the TO-2070 product rights at September 30, 2015 was $134,000, and amortization expense for the three and nine months ended September 30, 2015 was $36,667 and $110,000, respectively.

5.   Net Loss Per Share Available to Common Stockholders

Basic net loss per share available to common stockholders is calculated by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method or the as if-converted method, as applicable. For purposes of this calculation, convertible preferred stock, stock options, convertible preferred stock warrants and common stock warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share available to common stockholders when their effect is dilutive.

The following table presents the computation of basic and diluted net loss per share reflecting the effect of the Reverse Stock Split in connection with the Merger (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Net loss	$(23,421)	$(3,233)	$(49,754)	$(6,714)
Less: Unaccreted dividends on convertible preferred stock	—	(745)	—	(1,684)
Net loss attributable to common stockholders	$(23,421)	$(3,978)	$(49,754)	$(8,398)
Denominator
Weighted-average common shares outstanding	17,561,708	135,000	16,129,031	91,484
Net loss per share—basic and diluted	$(1.33)	$(29.48)	$(3.08)	$(91.81)

The following outstanding shares subject to options and warrants to purchase common stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation as of the dates indicated below:

	As of September 30,
	2015	2014
Excluded potentially dilutive securities(1):
Shares subject to options to purchase common stock	2,103,390	812,903
Unvested restricted stock	262,000	—
Shares subject to warrants to purchase common stock	47,423	—
Convertible preferred stock	—	236,250
Shares subject to warrants to purchase preferred stock	—	11,858
Totals	2,412,813	1,061,011

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of September 30, 2015 and 2014. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

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

The Company determined whether the performance obligations under this collaboration could be accounted for separately or as a single unit of accounting. The Company determined that the license, participation on steering committees and research and development services performance obligations during the research period of the CRL Agreement represented a single unit of accounting. As the Company could not reasonably estimate its level of effort, the Company recognized revenue from the upfront payment, milestone payment and research and development services payments using the contingency-adjusted performance model over the expected development period. The development period was completed in June 2010. Under this model, when a milestone was earned or research and development services were rendered, revenue was immediately recognized on a pro-rata basis in the period the milestone was achieved or services were delivered based on the time elapsed from the effective date of the agreement. Thereafter, the remaining portion was recognized on a straight-line basis over the remaining development period. The Company has determined that each potential future clinical, regulatory and commercialization milestone is substantive. In making this determination, pursuant to the accounting guidance on revenue recognition for milestone payments, the Company considered and concluded that each individual milestone: (i) relates solely to the past performance of the intellectual property to achieve the milestone; (ii) is reasonable relative to all of the deliverables and payment terms in the arrangement; and (iii) is commensurate with the enhanced value of the intellectual property as a result of the milestone achievement. As the Company’s obligations under this arrangement have been completed, all future milestones, which are all considered substantive, will be recognized as revenue when achieved.

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

7.   Capital Stock

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

As described in Note 11, the Company entered into a Loan and Security Agreement with Hercules Technology Growth Capital (“Hercules”), under which the Company may borrow up to $40.0 million in multiple tranches.  The Company borrowed the first tranche of $20.0 million upon closing of the transaction on September 30, 2015.  Subject to certain terms, Hercules was also granted the right to participate, in an amount of up to $2.0 million, in subsequent sales and issuances of the Company's equity securities to one or more investors for cash for financing purposes in an offering that is broadly marketed to multiple investors and at the same terms as the other investors.   On September 30, 2015, Hercules entered into a Stock Purchase Agreement with the Company to purchase 44,782 shares of common stock resulting in proceeds to the Company of $1.0 million.  The excess of proceeds received by the Company over the fair value of the common stock issued was allocated as a reduction of the fees paid to Hercules in conjunction with obtaining the initial $20.0 million draw of Term Loan.

Warrants

As described in Note 11, as consideration for the Loan Agreement, the Company issued Hercules a warrant to purchase 32,692 shares of its common stock at an exercise price of $24.47 per share (the "Warrant") on September 30, 2015, which expires five years from issuance or at the consummation of a Public Acquisition, as defined in the Warrant agreement. The Warrant's relative fair value of $290,000 was determined using a Black-Scholes option-pricing model with the following assumptions:

September 30, 2015
Volatility	62.4%
Weighted average risk-free interest rate	1.4%
Expected dividend yield	0.0%
Expected term	5 years

8.   Accounts Payable and Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Accounts payable	$4	$489
Accrued legal costs	1,231	876
Intermezzo payable	1,175	399
Accrued compensation	1,108	544
Accrued contract manufacturing	2,263	70
Accrued professional fees	795	322
Accrued other	161	215
Total	$6,737	$2,915

9.   Fair Value Measurements

Financial instruments, including cash, restricted cash, accounts receivable, accounts payable, accrued expenses and the Intermezzo reserve are carried on the condensed consolidated financial statements at amounts that approximate fair value. The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date.  The carrying value of the long-term debt approximates its fair value as the interest rate is near current market rates.  The fair value of the Company’s long-term debt was determined using Level 3 inputs.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

The following tables present information about the Company’s financial liabilities that have been measured at fair value as of September 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at September 30, 2015
Liabilities
Contingent obligations	$—	$—	$1,580	$1,580
	$—	$—	$1,580	$1,580

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2014
Liabilities
Contingent obligations	$—	$—	$4,560	$4,560
	$—	$—	$4,560	$4,560

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

As of September 30, 2015, the fair value of the contingent obligations to former Transcept stockholders was determined using probability-weighted scenario methodologies, employing cash-flow and sale proceeds income approaches with consideration to the potential timing of possible payments to former Transcept stockholders. During the quarter ended March 31, 2015, the outcome of an Intermezzo patent infringement trial triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent liability in light of an expected decline in Intermezzo sales. As a result of the evaluation, the Company recorded a reduction in contingent obligations to former Transcept shareholders of $3.1 million during the quarter ended March 31, 2015.  The Company appealed the outcome of the trial during the second quarter of 2015 and the appeal is still pending as of September 30, 2015.  Based on estimated probability of success of the appeal combined with fair value remeasurements, we recorded a net increase in contingent obligations to former Transcept shareholders of $0.2 million during the second and third quarters of 2015.  Material assumptions used to value contingent obligations to former Transcept stockholders with respect to Intermezzo product rights include:

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

The following table provides a roll forward of the fair value of contingent obligations categorized as Level 3 instruments, for the nine months ended September 30, 2015 (in thousands):

Contingent liability— former Transcept stockholders
Balances at December 31, 2014	$4,560
Change in fair value	(2,980)
Balances at September 30, 2015	$1,580

10.   Stock-Based Compensation

The Company recognizes compensation expense of stock-based awards over the vesting periods of the awards, net of estimated forfeitures. The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Research and development expense	$413	$205	$704	$221
General and administrative expense	1,100	274	2,236	286
Total stock-based compensation expense	$1,513	$479	$2,940	$507

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

	Nine months ended September 30, 2015
	2015	2014
Volatility	55.9-62.4%	72.0%
Weighted average risk-free interest rate	1.3-1.9%	1.9%
Expected dividend yield	—	—
Expected life of options (in years)	5.3-6.3	5.8

Stock Option Plan Activity

An evergreen provision in the Company’s 2006 Stock Option Plan resulted in an additional 125,000 shares of the Company’s common stock becoming available for issuance on January 1, 2015.

During the nine months ended September 30, 2015, the Company’s Board of Directors granted 102,000 restricted stock units to executives and employees of the Company and 425,769 stock options to directors, officers, employees and consultants to the Company under the Transcept Pharmaceuticals, Inc. 2006 Incentive Award Plan, or 2006 Plan, and the Paratek Pharmaceuticals. Inc. 2014 Equity Incentive Plan, or 2014 Plan, with time vesting provisions ranging from one to four years. The Company’s Board of Directors adopted a 2015 Inducement Plan in accordance with NASDAQ Rule 5635(c)(4), reserving 360,000 shares of common stock solely for the grant of inducement stock options to new employees, and granting 260,000 options under the plan to two executives of the Company with four-year time vesting provisions.

The Company’s Board of Directors also adopted a 2015 Equity Incentive Plan, or 2015 Plan, that was ratified by Company stockholders at the Annual Meeting held on June 9, 2015. The 2015 Plan is intended to be the successor to and continuation of the 2006 Plan and the 2014 Plan, and collectively, the Prior Plans.  When the 2015 Plan became effective, no additional stock awards were granted under the Prior Plans, although all outstanding stock awards granted under the Prior Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the Prior Plans.  During the nine months ended September 30, 2015, the Company’s Board of Directors granted 160,000 restricted stock units to executives and employees of the Company and 697,000 stock options to directors, officers, employees and consultants to the Company under the 2015 Plan with time vesting provisions ranging from one to four years.

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

Total shares available for future issuance under the 2015 Inducement Plan and the 2015 Equity Incentive Plan are 443,000 shares as of September 30, 2015.

Stock options

A summary of stock option activity for the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding
Balances at December 31, 2014	781,568	$4.30
Granted	1,382,769	20.92
Exercised	(56,897)	4.30
Forfeited	(4,050)	24.07
Balances at September 30, 2015	2,103,390	$15.82	9.36	$15,631
Exercisable
September 30, 2015	97,479	$16.42	9.17	$592
Vested and expected to vest
September 30, 2015	2,026,145	$15.93	9.35	$13,231

Total unrecognized compensation expense for all stock-based awards was $19.4 million as of September 30, 2015. This amount will be recognized over a weighted average period of 3.1 years.

Restricted Stock

A summary of restricted stock activity for the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested balance at December 31, 2014	-	$-
Granted	262,000	24.63
Unvested balance at September 30, 2015	262,000	$24.63

11.   Long-term Debt

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

Pursuant to the terms of the March 2014 secured debt financing, in April 2014, the lead lenders invested the difference between $2.8 million and the amount invested by other holders of the existing convertible notes to bring the total financing proceeds to $6.0 million. The amount of this additional investment by the lead lenders was $0.7 million. In connection with this additional investment, the lead lenders received warrants exercisable for 9,614 shares of New Series A Convertible Preferred Stock with an exercise price of $0.15 per share (the “New Series A Warrants”). The New Series A Warrants have a term of seven years. The New Series A Warrants were recorded at an initial fair value of approximately $40,000 and became warrants to purchase common stock at the closing of the Merger on October 30, 2014.

Hercules Term Loan

On September 30, 2015, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules. Under the Loan Agreement, Hercules will provide the Company with access to term loans with an aggregate principal amount of up to $40.0 million (collectively, the "Term Loan"). The Company initially drew a principal amount of $20.0 million, which was funded on September 30, 2015. The remaining $20.0 million available under the Loan Agreement can be drawn at the Company’s option in minimum increments of $10.0 million through December 31, 2016 (the “Draw Period”). The Term Loan is repayable in monthly installments commencing on April 1, 2018 through maturity on September 1, 2020. The interest rate is equal to the greater of (i) 8.5%, or (ii) the sum of 8.5%, plus the Prime Rate minus 5.75% per annum. An end of term charge equal to 4.5% of the issued principal balance of the Term Loan is payable at maturity, including in the event of any prepayment, and is being accrued as interest expense over the term of the loan using the effective interest method. Borrowings under the Loan Agreement are collateralized by substantially all of the assets of the Company.

If the Company repays all or a portion of the term loans prior to maturity, in addition to the end of term charge, the Company will pay Hercules a prepayment fee as follows: (i) 2.0% of the then outstanding principal amount if the prepayment occurs prior to April 1, 2018 or (ii) no fee if the prepayment occurs on or after April 1, 2018.

Upon an Event of Default, an additional 5.0% interest will be applied and Hercules may, at its option, accelerate and demand payment of all or any part of the loan together with the prepayment and end of term charges. An Event of Default is defined in the Loan Agreement as (i) failure to make required payments; (ii) failure to adhere to financial, operating and reporting loan covenants; (iii) an event or development occurs that has a material adverse effect; (iv) false representations in the Loan Agreement; (v) insolvency, as described in the Loan Agreement; (vi) levy or attachments on any of the Company's assets; and (vii) default of any other agreement or subordinated debt greater than $1.0 million. In the event of insolvency, this acceleration and declaration would be automatic. In addition, in connection with the Loan Agreement, the Company agreed to provide Hercules with a contingent security interest in the Company's bank accounts. The Company's control of its bank accounts is not adversely affected unless Hercules elects to obtain unilateral control of the Company's bank accounts by declaring that an Event of Default has occurred. The principal of the Term Loan, which is not due within 12 months of September 30, 2015, has been classified as long-term as the Company determined that a material adverse effect resulting in Hercules exercising its rights under the subjective acceleration clause is remote.

Subject to certain terms, Hercules was also granted the right to participate in an amount of up to $2.0 million in subsequent sales and issuances of the Company's equity securities to one or more investors for cash for financing purposes in an offering that is broadly marketed to multiple investors and at the same terms as the other investors.    On the September 30, 2015, Hercules entered into a Stock Purchase Agreement with the Company to purchase 44,782 shares of common stock resulting in proceeds to the Company of $1.0 million.  The excess of proceeds received by the Company over the fair value of the common stock issued was allocated as a reduction of the fees paid to Hercules in conjunction with obtaining the initial $20.0 million draw of the Term Loan.

Debt issuance costs of $511,000 have been ratably allocated to the initial $20.0 million draw and the remaining unfunded $20.0 million. Debt issuance costs related to the initial $20.0 million draw are presented on the condensed consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with the Company’s early adoption of ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). Issuance costs related to the unfunded amount have been capitalized as prepaid asset and will be amortized ratably through the end of the Draw Period.  In the event the Company exercises its option to borrow additional funds, the remaining unamortized prepaid asset balance would be reclassified and recorded as a deduction from the face amount of the funds borrowed based upon a ratable allocation of the amount drawn compared to the remaining unfunded amount available to the Company and will be amortized over the remaining life of the term loan using the effective interest method.

In connection with the Loan Agreement, the Company issued to Hercules a Warrant to purchase 32,692 shares of the Company’s common stock at an exercise price of $24.47 per share. The Warrant's relative fair value of $290,000 at September 30, 2015 was determined using a Black-Scholes option-pricing model. The relative fair value of the Warrant was included as a discount to the Term Loan and also as a component of additional paid-in capital.  See Note 7, “Capital Stock,” for further description of the Warrant.

In addition to the Warrant, the Company paid fees to Hercules in conjunction with obtaining the Term Loan. The Warrant fair value and fees paid to Hercules, an aggregate of $572,000, were ratably allocated to the initial $20.0 million draw and the remaining unfunded $20.0 million. The $208,000 of costs allocated to the initial $20.0 million draw were recorded as a debt discount and are being amortized as additional interest expense over the term of the loan using the effective interest method. The $364,000 of costs allocated to the unfunded $20.0 million was recorded as prepaid expenses and are being amortized ratably through the end of the Draw Period. In the event the Company exercises its option to borrow additional funds, the remaining unamortized prepaid asset balance related would be reclassified and recorded as debt discount based upon a ratable allocation of the amount drawn compared to the remaining unfunded amount available to the Company and will be amortized over the remaining life of the term loan using the effective interest method.

As of September 30, 2015, on the Company's balance sheet, the Company has recorded a long-term debt obligation of $19.5 million, net of debt discount of $463,000, and prepaid expenses of $619,000.

Future principal payments, which exclude the 4.5% end of term charge, in connection with the Loan Agreement, as of September 30, 2015 are as follows (in thousands):

2015	$-
2016	-
2017	-
2018	5,540
2019 and thereafter	14,460
Total	$20,000

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

13.   Commitments and Contingencies

Leases

The Company leases its Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases expiring in 2019 and 2021, respectively. The Company entered into the King of Prussia and Boston leases in January 2015 and April 2015, respectively, and the lease terms are for six and four years, respectively, each with one renewal option for an extended term. The King of Prussia and Boston lease terms began in June 2015 and July 2015, respectively.  The Company is required to make additional payments under the facility operating leases for taxes, insurance, and other operating expenses incurred during the operating lease period.  The leases contain rent escalation and rent holiday, which are being accounted for as rent expense under the straight-line method.  Deferred rent is included in accounts payable and other accrued expenses and other liabilities in the condensed consolidated balance sheet as of September 30, 2015.  The Company will record monthly rent expense of approximately $35,000 and $12,000 for the Boston and King of Prussia offices, respectively, on a straight-line basis over the effective lease terms.

Rent expense for the two new leases, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $139,000 and $151,000 for three and nine months ended September 30, 2015, respectively, and is reflected in operating expenses.

As of September 30, 2015, future minimum lease payments under operating leases are as follows:

Fiscal Year
Remainder of 2015	$140,000
2016	565,000
2017	576,000
2018	587,000
2019	446,000
2020	152,000
2021 and thereafter	128,000
Total	$2,594,000

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

The United States District Court for the District of New Jersey, or the District Court, held a consolidated trial between December 1, 2014 and December 15, 2014 involving Paratek, Purdue, and their patent infringement claims against Allergan Elizabeth, Novel, and Dr. Reddy’s. The District Court then received post-trial briefing and held a February 13, 2015 post-trial hearing. On March 27, 2015, the District Court issued an order and accompanying opinion finding that: (a) the asserted claims of U.S. Patent Nos. 7,682,628, 8,242,131, and 8,252,809, together, the “’628, ‘131, and ‘809 patents, are invalid as obvious; (b) Allergan Elizabeth, Novel, and Dr. Reddy’s infringe the ‘131 patent; (c) Novel infringes the ‘628 patent; and (d) Novel and Dr. Reddy’s infringe the ‘809 patent. On April 9, 2015, the District Court entered final judgment consistent with the March 27, 2015 opinion and order referenced above.  As a result of the District Court’s findings, the intangible assets representing Intermezzo product rights have been impaired and the related contingent obligation has been reduced in light of an expected decline in Intermezzo sales. Refer to Note 4 Intangible Assets, Net and Note 9 Fair Value Measurements for discussion of impairment and reduction in contingent obligations, respectively.

The Company and Purdue jointly appealed the District Court’s final judgment as to the '131 patent to the United States Court of Appeals for the Federal Circuit on May 6, 2015.  The appeal is pending.

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

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition. The Company does not believe that any of the above matters will result in a liability that is probable or estimable at September 30, 2015.

14.   Recent Accounting Pronouncements

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810)-Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered variable interest entities, or VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2015. The Company is currently evaluating the impact the adoption of the ASU will have on our financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company elected to adopt this guidance effective for the nine months ended September 30, 2015.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends Accounting Standards Codification, or ASC, 350, Intangibles - Goodwill and Other. The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar arrangements) includes a software license, and based on that determination, how to account for such arrangements. The ASU is effective for fiscal years, and interim periods therein, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. Early adoption is permitted. The Company elected to adopt this guidance effective for the nine months ended September 30, 2015.

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

Omadacycline is the first in a new class of aminomethycycline antibiotics.  Omadacycline is a broad-spectrum, well-tolerated once-daily IV and oral antibiotic being developed for potential use as a monotherapy for serious community-acquired bacterial infections where antibiotic resistance is of concern. We believe omadacycline, if approved, will be used in the emergency room, hospital and community care settings. We have designed omadacycline to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad spectrum antibacterial activity, IV and oral formulations with once-daily dosing, no known drug interactions, and a favorable safety and tolerability profile. We believe that omadacycline has the potential to become the primary antibiotic choice of physicians for use as a monotherapy antibiotic for acute bacterial skin and skin structure infections, or ABSSSI, community-acquired bacterial pneumonia, or CABP, urinary tract infections, UTI, and other serious community-acquired bacterial infections, where resistance is of concern.  Omadacycline entered Phase 3 clinical development for the treatment of ABSSSI in June 2015. On November 9, 2015, we announced that the first patient was dosed in a Phase 3 clinical study for the treatment of CABP.  We also plan to initiate Phase 1 clinical studies in UTI and sinusitis in the first half of 2016.

In the fall of 2013, the FDA accepted the design of our omadacycline Phase 3 studies for ABSSSI and CABP through the Special Protocol Assessment, or SPA, process.  In addition, the FDA confirmed that positive data from the individual studies for ABSSSI and CABP would be sufficient to support approval of omadacycline for each indication in the United States.  On November 4, 2015, the FDA granted omadacycline Fast Track Designation for the development of omadacycline in ABSSSI, CABP, and Complicated Urinary Tract Infections (cUTI). Fast track designation facilitates the development, and expedites the review of drugs which treat serious or life-threatening conditions and fill an unmet medical need.

Recent scientific advice received through the centralized procedure in Europe confirmed general agreement on the design and choice of comparators of the Phase 3 trials for ABSSSI and CABP and noted that approval based on a single study in each indication could be possible but would be subject to more stringent standards than programs that conduct two studies per indication. We are continuing to execute on our current strategy Phase 3 development strategy while evaluating this guidance and the potential for including additional data in support of an EU submission within the context of its broader clinical development strategy.

Our second phase 3 antibacterial product candidate, sarecycline, previously known as WC3035, is a new, once- daily, tetracycline-derived compound designed for use in the treatment of acne and rosacea. We believe that, based upon the data generated to-date, sarecycline possesses favorable anti-inflammatory activity, plus narrow-spectrum antibacterial activity relative to other tetracycline-derived molecules, oral bioavailability, does not cross the blood-brain barrier, and favorable pharmacokinetic, or PK, properties that we believe make it particularly well-suited for the treatment of inflammatory acne in the community setting. We have exclusively licensed U.S. development and commercialization rights to sarecycline for the treatment of acne to Allergan plc, or Allergan while retaining development and commercialization rights in the rest of the world. Allergan has informed us that sarecycline entered Phase 3 clinical trials in December 2014 for acne vulgaris. We have also granted Allergan an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States which converted to a non-exclusive license in December 2014 after Allergan did not exercise its development option with respect to rosacea. There are currently no clinical trials with sarecycline in rosacea underway.

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

We have incurred significant losses since our inception in 1996. Our accumulated deficit at September 30, 2015 was $247.6 million and our net loss for the nine months ended September 30, 2015 was $49.8 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, general and administrative costs associated with our operations and noncash items primarily associated with our note financings. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any.

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

Recent Financing Activities

On September 30, 2015, we entered into a Loan Agreement with Hercules. Under the Loan Agreement, Hercules will provide access to term loans with an aggregate principal amount of up to $40.0 million (collectively, the "Term Loan"). We initially drew a principal amount of $20.0 million, which was funded on September 30, 2015. Also on September 30, 2015, Hercules exercised its right to purchase shares of common stock by entering into a Stock Purchase Agreement with us to purchase 44,782 shares of common stock resulting in proceeds of $1.0 million.

We intend to use the net proceeds from the Loan Agreement and sale of common stock to Hercules for general corporate purposes, including support of late-stage clinical development opportunities for oral omadacycline.

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales. All of our revenue to date has been derived from license fees, milestone payments, reimbursements for research, development and manufacturing activities under licenses and collaborations, and grant payments received from the National Institutes of Health, or NIH, and other non-profit organizations. We do not expect to generate revenue from product sales prior to 2018.

Research and Development Expense

Research and development expenses consisted primarily of costs directly incurred by us for the development of our product candidates, which include:

●	expenses incurred under agreements with clinical research organizations (“CROs”), and investigative sites that will conduct our clinical trials;
●	the cost of acquiring and manufacturing preclinical and clinical study materials and developing manufacturing processes;
●	direct employee-related expenses, including salaries, benefits, travel and stock-based compensation expense of our research and development personnel;
●	allocated facilities, depreciation, and other expenses, which include rent and maintenance of facilities, insurance and other supplies;
●	costs associated with preclinical activities and regulatory compliance.

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

However, with available cash resources subsequent to closing of the Merger in October 2014, follow-on offering of shares of common stock in May 2015, and most recently our Loan Agreement, we have commenced activities to support our two Phase 3 registration trials of omadacycline, one each for the treatment of ABSSSI and CABP, and a Phase 1b study in UTI. We expect our research and development expenditures to increase significantly compared to 2014.

We manage certain activities such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, and the costs of preclinical research and studies. Our external research and development expenses for omadacycline, sarecycline, and other projects during the three and nine months ended September 30, 2015 and 2014, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Omadacycline	$11,415	$402	$23,910	$447
Other external research	90	-	100	20
Total external costs	11,505	402	24,010	467
Other research and development costs	6,711	257	11,945	1,555
Total	$18,216	$659	$35,955	$2,022

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

Results of Operations

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	$ Change	2015	2014	$ Change
Research and development collaboration	$-	$-	$-	$-	$342	$(342)

We did not earn research and development collaboration revenue during the three and nine months ended September 30, 2015 as a result of the termination of a collaborative research, license and commercialization agreement with a leading global animal health provider in September 2014.

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	$ Change	2015	2014	$ Change
Research and development	$17,817	$1,001	$16,816	$35,556	$2,364	$33,192

Research and development expenses were $17.8 million and $35.6 million during the three and nine months ended September 30, 2015, respectively, compared to $1.0 million and $2.4 million during the same periods in 2014.

The increase in research and development expense for the three months ended September 30, 2015 was primarily the result of initiation of our planned Phase 3 clinical trials of omadacycline and comprises higher costs incurred for CRO fees, investigator fees and costs associated with clinical sites and laboratories of $12.1 million, manufacturing of clinical material and registration batches of $3.8 million, and personnel-related costs of $1.1 million.

The increase in research and development expense for the nine months ended September 30, 2015 was primarily the result of initiation of our planned Phase 3 clinical trials of omadacycline and is comprised of higher costs incurred for CRO fees, investigator fees and costs associated with clinical sites and laboratories of $22.0 million, manufacturing of clinical material and registration batches of $9.2 million, and personnel-related costs of $2.2 million.

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	$ Change	2015	2014	$ Change
General and administrative	$5,795	$2,074	$3,721	$14,347	$3,865	$10,482

General and administrative expenses were $5.8 million and $14.3 million during the three and nine months ended September 30, 2015, respectively, compared to $2.1 million and $3.9 million during the same periods in 2014.

The increase in general and administrative costs for the three months ended September 30, 2015 was primarily due to growth in our corporate infrastructure to support a public company.   Salaries and benefits, including stock-based compensation, increased $1.5 million for the three months ended September 30, 2015.   Professional and consulting fees increased $0.4 million for the period compared to the prior year primarily due to higher legal, finance and accounting, and market research costs.  Other general and administrative expenses including insurance, facility and office expenses, and travel increased for the three months ended September 30, 2015 compared to the prior year due to our overall growth.

The increase in general and administrative costs for the nine months ended September 30, 2015 was primarily due to growth in our corporate infrastructure to support a public company.  Professional and consulting fees increased $4.4 million for the period compared to the prior year primarily due to higher legal, finance and accounting, business development, and market research costs.  Salaries and benefits, including stock-based compensation, increased $3.7 million for the nine months ended September 30, 2015.   Other general and administrative expenses, including insurance, facility and office expenses, and travel increased for the nine months ended September 30, 2015 compared to the prior year due to our overall growth.

Impairment of Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	$ Change	2015	2014	$ Change
Impairment of intangible assets	$-	$-	$-	$2,761	$-	$2,761

We recorded an impairment charge of $2.8 million during the three months ended March 31, 2015, in conjunction with the outcome of litigation that invalidated several Intermezzo patents as obvious and triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent liability in light of an expected decline in Intermezzo sales. Refer to Note 4,

Intangible Assets, Net, of our unaudited condensed consolidated financial statements for further information.

Changes in Fair Value of Contingent Obligations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	$ Change	2015	2014	$ Change
Changes in fair value of contingent obligations	$(240)	$-	$(240)	$(2,980)	$-	$(2,980)

During the three months ended March 31, 2015, we recorded a $3.1 million reduction in the fair value of our contingent obligations to former Transcept shareholders in conjunction with the outcome of litigation that invalidated several Intermezzo patents as obvious and triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent obligations in light of an expected decline in Intermezzo sales. We appealed the outcome of the trial during the second quarter of 2015 and the appeal is still pending as of September 30, 2015.  Based on estimated probability of success of the appeal combined with fair value remeasurements, we recorded a net increase in contingent obligations to former Transcept shareholders of $0.2 million during the second and third quarters of 2015. Refer to Note 9, Fair Value Measurements, of our unaudited condensed consolidated financial statements for further information.

Other Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	$ Change	2015	2014	$ Change
Other income and expense:
Interest expense, net	$(47)	$(158)	$111	$(73)	$(714)	$641
Loss on mark-to-market of notes and warrants	-	-	-	-	(119)	119
Other income (expense), net	(2)	-	(2)	3	6	(3)
Total	$(49)	$(158)	$109	$(70)	$(827)	$757

Interest expense, net

Interest expense represents the accretion of interest expense on the Intermezzo Reserve in 2015 as compared to non-cash interest accruing on our non-convertible notes outstanding during 2014. No interest expense was recorded in connection with the initial draw on the Term Loan from Hercules since the funds were received on September 30, 2015. In connection with the Merger in October 2014, the non-convertible notes were all exchanged for common stock and interest will no longer accrue on them. Our obligation to the former collaborative partner was also re- negotiated in June 2014 and interest no longer accrues on it.

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

As of September 30, 2015, we had cash and cash equivalents of $146.4 million. We completed an underwritten offering of 3,089,000 shares of common stock at a public offering price of $24.50 per share on May 5, 2015 that yielded $70.4 million in aggregate proceeds, after underwriting discounts and commissions and other offering expenses. We borrowed $20.0 million under a Loan Agreement executed with Hercules on September 30, 2015, and have access to an additional $20.0 million through December 31, 2016 under the same agreement.  We intend to use the net proceeds from the offering and Loan Agreement, together with our existing cash, to fund our ongoing and planned clinical trials of omadacycline, to fund development to advance our pipeline of preclinical candidates, and for working capital and other general corporate purposes.

The following table summarizes our cash provided by and (used in) operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(38,990)	$(8,134)
Net cash (used in) provided by investing activities	$(475)	$6
Net cash provided by financing activities	$90,037	$8,450

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2015 of $39.0 million is primarily the result of our $49.8 million net loss offset in part by a $9.5 million increase in accounts payable and accrued expenses associated with the clinical development of omadacycline.  The remainder of the increase represents the net impact of $3.3 million in non-cash items including the $2.8 million impairment of Intermezzo product rights and $3.5 million in depreciation, amortization and stock-based compensation expense offset by a $2.7 million reduction in contingent obligations to former Transcept shareholders. Our $39.0 million use of cash in operating activities during the nine months ended September 30, 2015 compares to $8.1 million of cash used in operating activities in the same period in 2014.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 is the result of purchases of fixed assets and an increase in restricted cash. Cash provided by investing activities for the nine months ended September 30, 2014 was principally from the sale of fixed assets.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 is the result of proceeds of $70.4 million from an underwritten offering of 3,089,000 shares of common stock, the draw of $19.4 million, net of issuance costs, on the Hercules Term Loan, as well as exercise of stock options. Net cash provided by financing activities of $90.0 million during the nine months ended September 30, 2015 compares to $8.5 million for the same period in 2014. Cash provided by financing activities during the nine months ended September 30, 2014 was principally from the issuance of nonconvertible senior secured notes.

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

We have not completed clinical development nor submitted an NDA for regulatory approval of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

●	initiate and conduct our Phase 3 registration trials of omadacycline;
●	seek regulatory approvals for any of our product candidates that successfully complete registration trials;
●	establish a sales, marketing, and distribution infrastructure and increases to our manufacturing capabilities to commercialize any products for which we may obtain regulatory approval; and
●	add operational, financial and management information systems, and personnel, including personnel to support our product development and planned commercialization efforts.

Based upon our current operating plan, we anticipate that our cash and cash equivalents, including the proceeds from the follow-on offering of shares of common stock in May 2015 and the initial draw on the Hercules Term Loan in September 2015 will enable us to fund our operating expenses and capital expenditure requirements through the timing of the un-blinding of top line results in the phase 3 CABP clinical trial, which we currently expect to occur in the second half of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Critical Accounting Policies

There have been no material changes in our critical accounting policies during the three months ended September 30, 2015, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Form 10-K/A dated December 31, 2014, filed with the SEC.

Recent Accounting Pronouncements

Refer to Note 14, Recent Accounting Pronouncements, in the accompanying notes to condensed consolidated financial statements.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2015 and the year ended December 31, 2014 we did not engage in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations and Commitments

We began an operating lease agreement in Boston during the three months ended September 30, 2015.  The lease is for a four-year term with an option to extend the lease an additional two years at its completion. Refer to Note 13, Commitments and Contingencies, in the accompanying notes to condensed consolidated financial statements for additional information.  Other than this new operating lease, there have been no material changes in our contractual obligations and commitments as of September 30, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” in our Form 10-K/A dated December 31, 2014, filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our cash balance as of September 30, 2015 consisted of cash and cash equivalents. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our cash and cash equivalents. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our current cash and cash equivalents balance. We intend to invest our existing cash into an investment portfolio in 2015 and we intend to develop that portfolio according to our investment policy such that our operating results or cash flows will not be affected to any significant degree by the effect of a sudden change in market interest rates on that investment portfolio.

We contract with contract research organizations and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise. As of September 30, 2015, substantially all of our total liabilities were denominated in U.S. dollars.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission, or SEC, rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

PART II

Item 1.	Legal Proceeding

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

We and Purdue jointly appealed the District Court’s final judgment as to the '131 patent to the United States Court of Appeals for the Federal Circuit on May 6, 2015.  The appeal is pending.

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

In connection with our current primary business, we have not yet submitted any product candidates for approval by regulatory authorities, and we do not currently have rights to any products that have been approved for marketing in any territory. Our net loss for the nine months ended September 30, 2015 was $49.8 million. As of September 30, 2015, our accumulated deficit was $247.6 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our clinical development of, and seek regulatory approvals for, our product candidates, prepare to commercialize any approved products and add infrastructure and personnel to support our product development efforts and operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

As of September 30, 2015, we had cash and cash equivalents of $146.4 million and an accumulated deficit of $247.6 million. Our net loss attributable to common stockholders for the nine months ended September 30, 2015 and 2014 was $49.8 million and $8.4 million, respectively. Until we generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through a combination of public or private equity offerings, debt financings, strategic collaborations and grant funding. There can be no assurance that we would be successful in securing additional funds on acceptable terms. If additional funds are not available, we may be forced to cease operations, significantly reduce operating expenses or delay, curtail or eliminate one or more of our development programs or our business operations.

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

Our term loans include certain covenants and other events of default. Should we not comply with these covenants or incur an event of default, we may be required to repay our obligation in cash, which could have an adverse effect on our liquidity.

Our term loans from Hercules Technology Growth Capital, Inc. include certain customary covenants, including limitations on other indebtedness, liens, acquisitions, investments and dividends.

If we fail to stay in compliance with our covenants or suffer some other event of default under the term loans, we may be required to repay the outstanding principal. Should this occur, our liquidity would be adversely impacted.

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

We have initiated dosing of Phase 3 clinical trials of omadacycline for the treatment of ABSSSI and CABP in June and November 2015, respectively. Based on our current expectations, we anticipate completing these two registration trials in 2016 and 2017, respectively. Should both clinical trials successfully meet their endpoints, we plan on submitting an NDA for the treatment of ABSSSI and CABP in 2018. However, we do not know whether these clinical trials will be completed on schedule, if at all. The commencement of these planned clinical trials could be substantially delayed or prevented by several factors, including:

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

We do not currently own or operate manufacturing facilities for the production of any of our product candidates, nor do we intend to manufacture the pharmaceutical products that we plan to sell. We currently depend on third-party contract manufacturers for the supply of the active pharmaceutical ingredients for our product candidates, including drug substance for our preclinical research and clinical trials. To date, we have obtained starting materials for our supply of omadacycline from a limited number of third-party manufacturers and have purchased all of our drug supplies on a purchase order basis. We intend to enter into long-term supply agreements with these manufacturers for commercial supplies. We are currently in discussions with these and other third-party manufacturers for clinical trial and commercial supplies. We may not be able to reach agreement with any of these contract manufacturers, or to identify and reach arrangement on satisfactory terms with other contract manufacturers, to manufacture omadacycline or any of our other product candidates. Additionally, we anticipate that the facilities used by any contract manufacturer to manufacture any of our product candidates will be the subject of inspections by regulatory agencies before the FDA and other regulatory authorities approve an NDA or marketing authorization for the product candidate manufactured at that facility. We will depend on these third-party manufacturing partners for compliance with the FDA’s manufacturing requirements for finished products. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA and other regulatory authorities’ cGMP requirements, our product candidates will not be approved or, if already approved, may be subject to delays in release and/or product recalls. While third-party manufacturers of our product candidates, including omadacycline, have previously passed FDA and other regulatory agency inspections, we cannot provide assurance that they will pass such inspections in the future.

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

Antibiotic resistance is primarily caused by the genetic mutation of bacteria resulting from suboptimal exposure to antibiotics where the drug does not eradicate all of the bacteria. While antibiotics have been developed to treat many of the most common infections, the extent and duration of their use worldwide has resulted in new mutated strains of bacteria resistant to current treatments. Our product candidate omadacycline is being developed to treat patients infected with drug-resistant bacteria. If physicians, rightly or wrongly, associate the resistance issues of older generations of tetracyclines with omadacycline, physicians might not prescribe omadacycline for treating a broad range of infections. In addition, bacteria might develop resistance to omadacycline if such bacteria are improperly dosed or treated repeatedly with omadacycline over multiple years, causing the efficacy of omadacycline to decline, which would negatively affect our potential to generate revenue from omadacycline.

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

As of October 31, 2015, we had 34 full-time employees. Assuming our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations that may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize omadacycline and our other product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of the our common stock could decline. As of September 30, 2015, approximately 3.5 million shares of common stock are held by our directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act, and various vesting agreements. In addition, approximately 2.1 million shares of common stock that are subject to outstanding options as of September 30, 2015 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our common stock. As of September 30, 2015, we had research coverage by six securities analysts. If the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research regarding us or our business model, technology or stock performance, the trading price of our common stock would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of the trading price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November, 2015.

Paratek Pharmaceuticals, Inc.

By:	/s/ Michael F. Bigham
Michael F. Bigham
Chairman and Chief Executive Officer
By:	/s/ Douglas W. Pagán
Douglas W. Pagán
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.	Form 8-K	001-51967	3.1	September 13, 2013

3.5	Certificate of Elimination of Series A Junior Participating Preferred Stock.	Form 8-K	001-36066	4.1	July 24, 2015

4.1	Form of Warrant issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	October 5, 2015

10.1	2015 Equity Incentive Plan.	Form S-8	333-205482	99.5	July 2, 2015

10.2	Form of Stock Option Grant Notice under the 2015 Equity Incentive Plan.	Form S-8	333-205482	99.6	July 2, 2015

10.3	Form of Restricted Stock Unit Grant Notice under the 2015 Equity Incentive Plan	Form S-8	333-205482	99.7	July 2, 2015

10.4	Stock Purchase Agreement dated October 1, 2015, by and between Paratek Pharmaceuticals, Inc. and Hercules Technology Growth Capital, Inc.	Form 8-K	001-36066	10.1	October 5, 2015

10.5

Loan and Security Agreement, dated September 30, 2015, between the Company and Hercules Technology II, L.P., Hercules Technology III, L.P., certain other lenders and Hercules Technology Growth Capital, Inc.

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

†	Confidential treatment has been requested for certain portions of this exhibit.