Form 10-Q/A
period 2015-09-30
Paratek Pharmaceuticals, Inc.
filed 2015-12-03
CIK 1178711

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

Explanatory Note

Paratek Pharmaceuticals, Inc. filed its Quarterly Report on Form 10-Q for the period ended September 30, 2015, on November 12, 2015 (the “Original Filing”). Paratek Pharmaceuticals is filing this Amendment No. 1 on Form 10-Q/A to file Exhibit 10.5 thereto, which was inadvertently omitted from the filing, and to note on the Exhibit Index that confidential treatment has been requested for portions of Exhibit 10.5. This Amendment No. 1 on Form 10-Q/A does not reflect subsequent events occurring after the filing date of the Original Filing or modify or update any disclosures made in the Original Filing, except as described above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of December, 2015.

Paratek Pharmaceuticals, Inc.

By:	/s/ Michael F. Bigham
Michael F. Bigham
Chairman and Chief Executive Officer
By:	/s/ Douglas W. Pagán
Douglas W. Pagán
Chief Financial Officer

EXHIBIT INDEX TO FORM 10-Q/A

Exhibit No.	Exhibit Description

10.5*†

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

*	Filed herewith.
†	Confidential treatment has been requested for certain portions of this exhibit.