Form 10-K
period 2015-12-31
Paratek Pharmaceuticals, Inc.
filed 2016-03-09
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s second fiscal quarter was: $362,589,647.

As of February 29, 2016 there were 17,608,615 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2015 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. Paratek Pharmaceuticals, Inc. intends that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and actual results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	The timing, scope and anticipated initiation, enrollment and completion of our ongoing and planned clinical trials and any other future clinical trials that we may conduct
•	the plans, strategies and objectives of management for future operations
•	proposed new products or developments;
•	future economic conditions or performance;
•	the therapeutic and commercial potential of our product candidates;
•	the timing of regulatory discussions and submissions, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
•	our ability to establish and maintain potential new collaborative, partnering or other strategic arrangements for the development and commercialization of our product candidates;
•	the anticipated progress of our clinical programs, including whether our ongoing clinical trials will achieve clinically relevant results;
•	our ability to obtain regulatory approvals of our product candidates and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
•	our ability to market, commercialize and achieve market acceptance for our product candidates, if approved;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing, and our ability to obtain additional financing; and
•	our projected financial performance.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, time frames or achievements to be materially different from the information set forth in these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. We discuss many of these risks in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Any of the events anticipated by the forward-looking statements may not occur or, if any of them do, the impact they will have on our business, results of operations and financial condition is uncertain. We hereby qualify all of our forward-looking statements by these cautionary statements.

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

All references to “Paratek,” “we,” “us,” “our” or the “Company” in this Annual Report on Form 10-K mean Paratek Pharmaceuticals, Inc. and its subsidiaries.

ii

PART I

Item 1.	Business

Corporate History

Merger of Novacea, Inc. and Transcept Pharmaceuticals, Inc.

We are a Delaware corporation that was incorporated in February 2001 as D-Novo Therapeutics, Inc., which later changed its corporate name to Novacea, Inc., or Novacea. Novacea previously traded on The NASDAQ Global Market under the ticker symbol “NOVC.” On January 30, 2009, Novacea completed a business combination with privately-held Transcept Pharmaceuticals, Inc., or Old Transcept, pursuant to which Old Transcept became a wholly-owned subsidiary of Novacea, and the corporate name of Novacea was changed to Transcept Pharmaceuticals, Inc., or Transcept. In connection with the closing of such transaction, Transcept common stock began trading on The NASDAQ Global Market under the ticker symbol “TSPT” on February 3, 2009.

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

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics based upon tetracycline chemistry. We have used our expertise in biology and tetracycline chemistry to create chemically diverse and biologically distinct small molecules derived from the minocycline core structure. Our two lead product candidates are the antibacterials omadacycline and sarecycline. Omadacycline entered Phase 3 clinical development for the treatment of acute bacterial skin and skin structure infections, or ABSSSI, in June 2015. On November 9, 2015, we announced that the first patient was dosed in a Phase 3 clinical study of omadacycline for the treatment of community-acquired bacterial pneumonia, or CABP.  We continue to progress our Phase 3 studies consistent with our plan and anticipate results for ABSSSI and CABP in the middle of 2016, and the second half of 2017, respectively. We also plan to initiate our first “oral only” studies for omadacycline, notably with a Phase 1 clinical study in UTI in the second quarter of 2016 and a Phase 1 clinical study in acute sinusitis in the second half of 2016. Sarecycline entered Phase 3 clinical development in December 2014. The following table summarizes the primary therapeutic applications for our product candidates:

(1)	We own worldwide commercial rights
(2)	Urinary tract infection (UTI) program in pre-clinical development + Qualified Infectious Disease Product (QIDP) for complicated urinary tract infection (cUTI)
(3)	We own ex-U.S. commercial rights

Omadacycline

If omadacycline completes clinical development and is approved, it will represent a new class of aminomethycycline antibiotics.  Omadacycline is a broad-spectrum, well-tolerated once-daily intravenous, or IV, and oral antibiotic. We believe that omadacycline has the potential to become the primary antibiotic choice of physicians for use as a monotherapy antibiotic for ABSSSI, CABP, or UTI, and other serious community-acquired bacterial infections, where resistance is of concern. We believe omadacycline, if approved, will be used in the emergency room, hospital and community care settings. We have designed omadacycline to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad spectrum antibacterial activity, IV and oral formulations with once-daily dosing, no known drug interactions, and a favorable safety and tolerability profile. Omadacycline entered Phase 3 clinical development for the treatment of ABSSSI in June 2015. In January, we announced that the top-line data read-out for this trial will occur in the middle of 2016.  Further, an independent data-safety monitoring board has recommended that this trial continue forward as designed.  On November 9, 2015, we announced that the first patient was dosed in a Phase 3 clinical study of omadacycline for the treatment of CABP. We anticipate results for CABP in the second half of 2017. We also plan to initiate our first “oral only” studies for omadacycline, notably with a Phase 1 clinical study in UTI in the second quarter of 2016 and a Phase 1 clinical study in acute sinusitis in the second half of 2016.

We have reached an agreement with the U.S. Food and Drug Administration, or the FDA, for two separate Special Protocol Assessment, or SPA, agreements (updated in November 2013) with regard to Phase 3 registration trial designs for omadacycline in both ABSSSI and CABP. An SPA agreement documents the FDA’s agreement that the design and planned analysis of the Phase 3 clinical trial reviewed under the SPA process, if the trial is successfully completed, will support a new drug application, or an NDA, submission.  An SPA agreement is intended to provide greater assurance that if the agreed upon clinical trial protocols are followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of NDA approval. An SPA agreement may only be changed through a written agreement between the sponsor and the FDA or if the FDA becomes aware of new public health concerns. SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate, and final determinations of approvability will not be made until the FDA completes its review of the entire NDA. In April 2015, we received confirmation from the FDA that our Phase 3 ABSSSI and CABP protocols, as submitted, continue to be covered by the SPA agreements. In addition, the FDA confirmed that sufficiently positive data from the individual studies for both ABSSSI and CABP would be required to support approval of omadacycline for both indications in the United States. If one of the trials does not meet the pre-specified non-inferiority margins to confirm efficacy, there may not be substantial evidence of efficacy for either indication.

On November 4, 2015, the FDA granted omadacycline fast track designation for the development of omadacycline in ABSSSI, CABP, and cUTI. Fast track designation facilitates the development, and expedites the review of drugs which treat serious or life-threatening conditions and fills an unmet medical need. In February 2016, we reached agreement with the FDA on the terms of the pediatric program associated with the Pediatric Research and Equity Act.  The FDA has granted Paratek a waiver from conducting studies with omadacycline in children less than eight years old and a deferral in conducting studies in children eight years and older until safety and efficacy is established in adults.

Recent scientific advice received through the centralized procedure in Europe confirmed general agreement on the design and choice of comparators of the Phase 3 trials for ABSSSI and CABP and noted that approval based on a single study in each indication could be possible but would be subject to more stringent standards than programs that conduct two studies per indication. We are continuing to execute on our current Phase 3 development strategy while evaluating this guidance and the potential for including additional data in support of a European Union submission.

Sarecycline

Our second Phase 3 antibacterial product candidate, sarecycline, previously known as WC3035, is a new, once-daily, tetracycline-derived compound designed for use in the treatment of acne and rosacea. We believe that, based upon the data generated to-date, sarecycline possesses favorable anti-inflammatory activity, plus narrow-spectrum antibacterial activity relative to other tetracycline-derived molecules, oral bioavailability, does not cross the blood-brain barrier, and possesses favorable pharmacokinetic, or PK, properties that we believe make it particularly well-suited for the treatment of inflammatory acne in the community setting. We have exclusively licensed U.S. development and commercialization rights to sarecycline for the treatment of acne to Allergan plc, or Allergan, while retaining development and commercialization rights in the rest of the world. Allergan has informed us that sarecycline entered Phase 3 clinical trials in December 2014 for acne vulgaris. We have also granted Allergan an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States, which converted to a non-exclusive license in December 2014 after Allergan did not exercise its development option with respect to rosacea. There are currently no clinical trials with sarecycline in rosacea underway.

The Antibiotics Market and Limitations of Current Therapies

Physicians commonly prescribe antibiotics to treat patients with acute and chronic infectious diseases that are either known, or presumed, to be caused by bacteria. The World Health Organization has identified the development of worldwide resistance to currently available antibacterial agents as being one of the three greatest threats to human health in this decade. In data issued by the Alliance for the Prudent Use of Antibiotics (“APUA”) and Cook County Hospital in October 2009 titled “Hospital and Societal Costs of Antimicrobial Resistant Infections in a Chicago Teaching Hospital: Implications for Antibiotic Stewardship,” it was estimated that antibiotic-resistant infections cost the U.S. healthcare system in excess of $20.0 billion annually. In addition, these infections result in more than $35.0 billion in societal costs and over eight million additional days spent in the hospital. Historically, the majority of life-threatening infections resulting from antibiotic-resistant bacteria were acquired in the hospital setting. According to two recent reports issued by Decision Resources Group, “Hospital-Treated Infections” published in 2014 and “Community Acquired Bacterial Pneumonia” published in 2012, approximately seven million antibiotic-treated events occur annually in the three combined indications of ABSSSI, UTI, and CABP in U.S. hospitals. Furthermore, research conducted by us suggests that in ABSSSI, there are approximately 1.1 million and 2.4 million patients treated in the U.S hospital and community settings, respectively, who have elevated risk factors (defined as elderly, immuno-compromised, co-morbidity e.g., diabetes, history of treatment failure, recent hospitalization, resident of a nursing home) and who have a known or suspected antibiotic resistant pathogen such as Methicillin-resistant Staphylococcus aureus (“MRSA”). In CABP, the same research suggests that there are approximately 460 thousand and 540 thousand patients in the U.S. hospital and community settings, respectively, that have these same elevated risk factors and a known or suspected anti-biotic resistant pathogen such as penicillin-resistant S. pneumonia (“PRSP”). The evolving emergence of multi-drug resistant pathogens in the community setting further emphasizes the need for novel agents capable of overcoming antibiotic resistance. IMS data issued in 2014 reported that approximately 75 million retail prescriptions for the top five generic broad spectrum oral antibiotics, levofloxacin, co-amoxyclav, azithromycin, ciprofloxacin, and clarithromycin, were written in 2013 in the United States alone, with approximately two-thirds being in respiratory indications. Global sales in 2010 for these five antibiotics ranged from $3.4 billion for levofloxacin, the only one of these agents still under patent protection that year, to $1.4 billion for clarithromycin, and approximately 65% or more of these sales were generated for their oral formulations as a result of step-down therapy or oral use only.

Bacteria are often broadly classified as gram-positive bacteria, including antibiotic-resistant bacteria such as MRSA and MDR-SP; gram-negative bacteria, including antibiotic-resistant bacteria such as ESBL-producing Enterobacteriaceae; atypical bacteria, including Chlamydophila pneumoniae and Legionella pneumophila; and anaerobic bacteria, including Bacteroides and Clostridia. Antibiotics that are active against both gram-positive and gram-negative bacteria are referred to as “broad spectrum,” while antibiotics that are active only against a select subset of gram-positive or gram-negative bacteria are referred to as “narrow spectrum”. Today, because many of the currently prescribed antibiotics that have activity against resistant organisms typically are “narrow spectrum,” they cannot be used as an empiric monotherapy treatment of serious infections where gram-negative, atypical or anaerobic bacteria may also be involved. Empiric monotherapy refers to the use of a single, antibacterial agent to begin treatment of an infection before the specific pathogen causing the infection has been identified. We believe omadacycline, if approved, will be used in the emergency room, hospital and community care settings.  Based on studies published by the Cleveland Clinic Foundation, the National Institutes of Health (“NIH”), and American Academy of Family Physicians, rates of infections involving organisms other than gram-positive bacteria have been found to be as much as 15% in ABSSSI, up to 40% in CABP and 70% to 90% in UTI.

When a patient goes to the emergency room or hospital for treatment of a serious infection, the physician’s selection of which IV antibiotic to use is often based on the severity of infection, the pathogen(s) believed most likely to be involved and the probability of a resistant pathogen(s) being present. After initial IV therapy and once the infection begins to respond to treatment, hospitals and physicians face strong pressures to discharge patients from the hospital in order to reduce costs, limit hospital-acquired infections and improve the patient’s quality of life. In order to transition patients out of the hospital and home to complete the course of therapy, physicians typically prefer to have the option to prescribe a bioequivalent oral formulation of the same antibiotic.

Antibiotics used to treat ABSSSI, CABP, UTI and other serious, community-acquired bacterial infections must satisfy a wide range of criteria on a cost-effective basis. For example, we believe that existing treatment options for ABSSSI, including vancomycin, linezolid, daptomycin and tigecycline; for CABP, including levofloxacin, moxifloxacin, azithromycin, ceftriaxone, ceftaroline and tigecycline; and for UTI, including levofloxacin, ciprofloxacin, and trimethoprim/sulfamethoxazole, have one or more of the following significant limitations:

•

Limited spectrum of antibacterial activity. Since it may take as long as 48 to 72 hours to identify the pathogen(s) causing an infection and most of the currently available options that cover resistant pathogens are only narrow-spectrum treatments, physicians frequently initially prescribe two or more antibiotics to treat a broad spectrum of potential pathogens. For example, vancomycin, linezolid and daptomycin, the most frequently prescribed treatments for certain serious bacterial skin infections, are narrow-spectrum treatments active only against gram-positive bacteria. The currently available treatment with a more appropriate spectrum for use as a monotherapy against serious and antibiotic-resistant bacterial infections is tigecycline, but it has other significant limitations, including twice-daily IV-only dosing and tolerability concerns, including nausea and vomiting.

•

Lack of both oral and IV formulations. The most common treatments for serious bacterial infections, vancomycin, daptomycin, ceftriaxone and tigecycline are only available as injectable or IV formulations. The lack of an effective bioequivalent oral formulation of these and many other commonly prescribed antibiotics requires continued IV therapy, which is inconvenient for the patient and may result in longer hospital stays and greater cost. Alternatively, because of the absence of the same antibiotic in an oral, well-tolerated formulation, physicians may switch the patient to a different orally available antibiotic at the time of hospital discharge. This carries the risk of new side effects and possible treatment failure if the oral antibiotic does not cover the same bacteria that was being effectively treated by the IV antibiotic therapy. While linezolid is a twice-daily IV and oral therapy, it is a narrow-spectrum treatment that is associated with increasing bacterial resistance, side effects from interactions with other therapies and other serious safety concerns.

•

Safety/tolerability concerns and side effects. Concerns about antibiotic safety and tolerability are among the leading reasons why patients stop treatment and fail therapy. The most commonly used antibiotics, such as vancomycin, linezolid, daptomycin, levofloxacin, moxifloxacin, azithromycin and tigecycline, are associated with safety and tolerability concerns. For example, vancomycin, which requires frequent therapeutic monitoring of blood levels and corresponding dose adjustments, is associated with allergic reactions and can cause kidney damage, loss of balance, loss of hearing, vomiting and nausea in certain patients. Linezolid is associated with bone marrow suppression and loss of vision and should not be taken by patients who are also on many commonly prescribed anti-depressants, such as monoamine oxidase inhibitors and serotonin reuptake inhibitors. Daptomycin has been associated with a reduction of efficacy in patients with moderate renal insufficiency and has a side effect profile that includes muscle damage. Tigecycline is associated with tolerability concerns because of vomiting and nausea. Levofloxacin and moxifloxacin are associated with tendon rupture and peripheral neuropathy. Additionally, a May 2012 article in the New England Journal of Medicine indicated that a small number of patients treated with azithromycin and quinolones, such as levofloxacin or moxifloxacin, may experience sudden death due to cardiac arrhythmia, which is often predicted by a prolongation of the corrected QT interval, or QTc. The FDA issued a Drug Safety Communication on March 12, 2013 titled “Azithromycin (Zithromax or Zmax) and the risk of potentially fatal heart rhythms,” and the azithromycin drug label warnings were strengthened to address this concern. In November 2015, the FDA held an advisory committee to discuss further strengthening of current label warning language for quinolones as it relates to irreversible, idiosyncratic neurologic damage and tendon ruptures observed when this class of antibiotics is used.

•

Increasing bacterial resistance. Bacterial resistance to the most frequently prescribed antibiotics (branded or generic) has limited their potential to treat infections, which prevents their use as an empiric monotherapy. We believe that MRSA and multi-drug resistant Streptococcus pneumoniae (“MDR-SP”) in the community have posed treatment challenges because of resistance to penicillins (resistance rate up to 100% for both), cephalosporins (100% and 11%, respectively, for ceftriaxone), macrolides (83% and 86%, respectively, for erythromycin/azithromycin) and quinolones (73% and 2%, respectively, for levofloxacin), particularly in ABSSSI and CABP. There have also been recent reports of resistance developing during treatment with daptomycin and concerns about an increasing frequency of strains of Staphylococcus aureus with reduced susceptibility to vancomycin. Additionally, linezolid use has been associated with drug resistance, including reports of outbreaks of resistance among Staphylococcus aureus and Enterococcus strains. The increasing occurrence of multi-drug resistant, ESBL-producing, gram-negative bacteria in community-acquired UTIs has severely curtailed the oral antibiotic treatment options available to physicians for these UTIs. For example, in a recent survey, 95% and 76% of the ESBL isolates of Escherichia coli found in UTIs, respectively, were resistant to ceftriaxone and levofloxacin.

These limitations can ultimately lead to longer hospital stays, greater healthcare costs and increased morbidity and mortality due to lower cure rates and increased side effects. While certain antibiotics address some of these outcomes, we do not believe there is one superior treatment option that satisfies all outcomes. We believe that it is essential for the treatment of patients with serious, community-acquired bacterial infections that physicians prescribe the right antibiotic the first time, as ineffective antibiotics can quickly lead to progressively more severe and invasive infections or even death.

Our Product Candidates

Omadacycline

In order to address some of the limitations of current antibiotics, we have designed omadacycline to be a new broad-spectrum antibiotic for potential use as an empiric monotherapy option for patients suffering from serious, community-acquired bacterial infections, such as ABSSSI, CABP and UTI, where antibiotic resistance is of concern for treating physicians. We believe omadacycline may enable physicians to prescribe an antibiotic that will increase the chance for reliable cure rates, the potential to avoid hospitalization and possible shorter hospital stays through the completion of therapy with an oral antibiotic at home, all of which may reduce overall healthcare costs. Potential advantages of omadacycline include:

•

Once-daily oral and IV formulations to support “step-down” therapy. Previous to the two on-going clinical trials, we have studied once-daily IV and oral formulations of omadacycline in approximately 700 subjects to-date across multiple Phase 1, Phase 2 and Phase 3 clinical trials, and we plan to use both of these formulations in our Phase 3 clinical trials. The bioequivalence of the IV and oral formulations may permit step-down therapy, which could allow patients to start treatment on the IV formulation then “step down” to the oral formulation of the same antibacterial agent once the infection is responding. We believe that step-down therapy has the potential to avoid the concerns that can accompany switching from an IV agent to a different class of oral antibiotic and to facilitate the continuance of curative therapy at home. We believe that our SPA agreements with the FDA will permit us to submit for approval of both IV and oral formulations of omadacycline.

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

•

Favorable safety and tolerability profile. To date, we have observed omadacycline to be generally well tolerated in studies involving approximately 700 subjects. We have conducted a thorough QTc study, as defined by FDA guidance to assess prolongation of QTc, an indicator of cardiac arrhythmia. This study suggests no prolongation of QTc by omadacycline at three times the therapeutic dose. There has been observations of a transient, self-limited increase in heart rate, primarily in normal healthy volunteer subjects.  These effects appear to be related to peak plasma concentration (“Cmax”) and to a specific antagonist effect on the M2 subtype of the muscarinic receptor.  There were no Adverse Events (“AEs”) of ventricular arrhythmia, QT prolongation, seizures, syncope, or sudden death in the completed studies. Further, in clinical studies, omadacycline does not appear to adversely affect blood cell production, nor does it appear to metabolize in the liver or anywhere else in the body, thus reducing the likelihood of causing drug-to-drug interactions. Additionally, omadacycline has resulted in low rates of diarrhea, and we have not observed Clostridium difficile infection, which can frequently occur from the use of broad-spectrum antibiotics.

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

We have generated innovative small molecule therapeutic candidates based upon medicinal chemistry-based modifications, according to structure-based activity, of all positions of the core tetracycline molecule. These efforts have yielded molecules with broad-spectrum antibiotic properties and narrow-spectrum antibiotic properties, and molecules with potent anti-inflammatory properties to fit specific therapeutic applications. This proprietary chemistry platform has produced many compounds that have shown interesting characteristics in various in vitro and in vivo efficacy models. Omadacycline and sarecycline are examples of molecules that were synthesized from this chemistry discovery platform.

In addition to its broad spectrum of antibacterial activity and its availability in once-daily oral and IV formulations, omadacycline appears to penetrate tissues broadly, including the lungs, muscle and kidneys, thereby achieving high concentrations at the sites of infection. Since omadacycline is eliminated from the body (as unchanged parent compound) via the kidneys and intestine in a balanced manner, we believe it may potentially be used in patients with diminished kidney and liver function, without dose adjustment. In addition, we have completed pre-clinical work evaluating omadacycline for the potential treatment of sinusitis, also known as a sinus infection or rhinosinusitis. We intend to continue exploring the potential use of omadacycline for the treatment of patients with sinusitis.

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

Patients who were enrolled in this clinical trial had one of three major infection types: wound infection, cellulitis or major abscess. Enrollment of patients with major abscess was limited to 20% of the total enrollment. Patients were initially treated with the applicable study drug intravenously and then, based on the physician’s assessment of the response of the infection to treatment, patients could be switched to oral therapy. For oral step-down therapy, patients randomized to linezolid received one 600 mg tablet of linezolid every 12 hours, and if treatment for suspected gram-negative bacteria was still required, one 400 mg tablet of moxifloxacin every 24 hours. Patients randomized to omadacycline received 300 mg of omadacycline (dosed as two 150 mg tablets) every 24 hours, plus placebo where gram-negative bacteria was suspected. Patients transitioned to oral therapy after receiving an average of 4.8 days of IV therapy. We intended to evaluate the trial’s primary endpoint by analyzing the clinical success rates in the intent-to-treat, or ITT, and the clinically evaluable, or CE, populations. The ITT population in this clinical trial refers to all enrolled subjects who received at least one dose of study drug, and the CE population refers to all ITT subjects who had a qualifying infection as defined in the protocol, received the study drug for more than five days, had all protocol-defined clinical evaluations and had not received non-study antibiotics. As a result of the study being terminated prior to completion due to FDA changes in regulatory guidance for the primary endpoint, we did not enroll a sufficient number of patients to determine non-inferiority or superiority.

Patient characteristics. Of the 143 subjects randomized, 140 patients received at least one dose of study drug. Of those 140 subjects, 68 were randomized to omadacycline and 72 were randomized to linezolid. Cellulitis was present in 92 of the 140 patients who received at least one dose of study drug. The maximal dimension of the infection at baseline exceeded 10 cm for 125 of the 140 patients, and for these patients the mean maximal lesion dimension exceeded 20 cm.

Efficacy . Although we terminated this trial before reaching its enrollment goal, thus precluding any statistical conclusions with regard to non-inferiority, the table below shows the clinical success rates in omadacycline- and linezolid-treated patients in the two primary analysis populations, ITT and CE. The overall clinical success rates in the ITT population were between 85% and 90% in both omadacycline- and linezolid-treated patients. In the CE population, the overall clinical success rates were in the mid-90% range for both omadacycline- and linezolid-treated patients. In the microbiologically evaluable population, which includes patients included in the CE population from whom a bacterial pathogen was isolated at baseline enrollment, the clinical success rates for MRSA and methicillin-susceptible Staphylococcus aureus, or MSSA, infections were greater than 90% in both omadacycline- and linezolid-treated patients. Although not statistically significant, these data are congruent with the comparative efficacy activity seen in our Phase 2 clinical trial of omadacycline in cSSSI.

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

We also analyzed subgroups of CE patients defined by the category of complicated skin infection experienced by those patients. The table below shows the clinical success rates at the test-of-cure, or TOC, in CE patients for each of the three major categories of serious skin infections (wound, cellulitis and major abscess). Although not intended for statistical interpretation, these data showed that for each of the categories of serious skin infection, omadacycline treatment resulted in approximately the same cure rate as linezolid treatment, thus suggesting consistent activity across the major ABSSSI subtypes that we intend to study in the Phase 3 clinical trials.

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

Safety and tolerability. The overall incidence of adverse events was similar in both treatment groups. There were no clinically significant alterations of cardiovascular, renal or hepatic safety laboratory values. One death occurred in a patient randomized to omadacycline who presented with undiagnosed metastatic lung cancer after being assessed as cured following the TOC visit. Study investigators did not consider any of the serious adverse events reported to be related to either omadacycline or linezolid. The table below shows the adverse events reported by 10% or more of either omadacycline-treated patients or linezolid-treated patients.

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

	Omadacycline (N = 21)	Linezolid (N = 21)
Mean % change in lesion size at EOIV (48-72 hours after baseline)	(62.3)%	(57.4)%
Mean % change in lesion size at EOT	(90.8)%	(90.1)%
ECR (>20% reduction in lesion size 48-72 hours after baseline)	100%	95.2%

Pharmacokinetics. PK data from our terminated Phase 3 clinical trial, together with the data collected in our Phase 2 clinical trial, suggest that we achieved comparable drug levels in both healthy Phase 1 healthy volunteer subjects and subjects with serious skin infections at the doses utilized in the trial.

Summary. Although we terminated our Phase 3 clinical trial before we reached its enrollment goal due to the FDA’s decision to change the primary endpoint of skin infection trials to the ECR endpoint, we believe that the results of the Phase 3 clinical trial further support the belief that omadacycline will be well tolerated and effective as a treatment of patients with serious skin infections. Combined with those patients treated in the randomized Phase 2 clinical trial, we have treated a total of 179 patients with skin infections with omadacycline in these two studies. Further, we believe that data from our post-hoc analyses of the newly required ECR endpoint support our belief that omadacycline will demonstrate comparable activity to linezolid within the ABSSSI study design in our planned Phase 3 ABSSSI SPA agreement with the FDA.

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

Post-hoc efficacy analysis. In October 2013, the FDA issued the current guidance for ABSSSI defining the ECR as ≥ 20% reduction in lesion size within 48 to 72 hours of initial therapy compared to the baseline measurement in ITT patients as the primary endpoint for efficacy. We conducted a retrospective analysis of the Phase 2 cSSSI data to assess the early clinical response rate in omadacycline- versus linezolid-treated patients. All ITT patients who had a lesion measurement taken within 48 to 72 hours following the initiation of treatment at an EOIV were included in this retrospective analysis. Also in accordance with FDA guidance, patients with diabetic foot infections were excluded from the analysis; these patients were excluded from enrollment in the Phase 3 clinical trial and are excluded from enrollment in the upcoming Phase 3 ABSSSI clinical trial. The Phase 2 protocol required that lesion size be measured by recording the maximal lesion dimension at baseline. Nineteen omadacycline-treated patients and 24 linezolid-treated patients were identified that fit the criteria for analysis. The mean percent reduction in lesion size in each of these patient groups at the EOIV and at the EOT visit are shown in the table below. Of the 19 omadacycline patients analyzed, 84.2% showed a reduction in lesion size of 20% or more compared to baseline measurements within 48 to 72 hours compared to 83.3% of patients in the linezolid arm. Both patient treatment arms showed a comparable ECR rate as well as additional lesion size reduction at the EOT visit. While our previous Phase 2 and 3 clinical trials were not designed to test statistical significance for the new ECR endpoint, we believe the results of the previous Phase 2 and 3 clinical trials, when considered together, support the hypothesis that omadacycline will demonstrate comparable efficacy to linezolid at the ECR endpoint.

	Omadacycline (N = 19)	Linezolid (N = 24)
Mean % change in lesion size at EOIV (48-72 hours after baseline)	(39.0)%	(44.5)%
Mean % change in lesion size at EOT	(82.2)%	(68.5)%
ECR (>20% reduction in lesion size 48-72 hours after baseline)	84.2%	83.3%

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

Phase 1 Clinical Trials

We assessed omadacycline in 17 single-dosing and multiple-dosing Phase 1 clinical trials for both the IV and oral formulations, involving more than 500 healthy volunteer subjects. We believe that the results of these Phase 1 clinical trials appeared to show that omadacycline:

•

was well tolerated, without complaints of nausea or vomiting in subjects treated with the commercial ready IV or oral formulations being used in Phase 3 clinical trials at the planned therapeutic dose;

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

From our End-of-Phase 2 meeting with the FDA regarding omadacycline, the FDA stated that our anticipated preclinical package for this product candidate could be acceptable to support the submission and review of an NDA. We are currently conducting Phase 1 clinical trials to evaluate exposure levels of omadacycline in patients with impaired kidney function and a small Phase 1 bronchoalveolar lavage/epithelial lining fluid clinical trial to evaluate the PK properties of omadacycline in the lungs. In addition, we plan to conduct a limited number of additional Phase 1 studies in subjects with cystitis and acute sinusitis. We also intend to initiate a pediatric PK study prior to submission of the omadacycline NDA in order to meet Pediatric Research Equity Act, or PREA, requirements. On February 16, 2016 we reached agreement with the FDA on the terms of the pediatric program associated with PREA.  FDA has granted Paratek a waiver from conducting studies with omadacycline in children less than 8 years old and a deferral in conducting studies in children 8 years and older until safety and efficacy is established in adults.

Preclinical Studies

We have conducted preclinical studies to assess the safety of omadacycline, including thirteen week IV and oral studies in rats and monkeys to assess for efficacy in animal models of bacterial infections. In vitro and in vivo testing indicated the potential clinical utility of omadacycline in ABSSSI, CABP and UTI. The following table in the Microbiology sections shows the in vitro activity of omadacycline against a broad range of bacterial pathogens found in ABSSSI, CABP and UTI, as assessed in independent laboratories using bacteria isolated from clinical specimens.

Clinical bacterial isolate minimum inhibitory concentration, or MIC, data from Phase 3 clinical trials will determine the susceptibility or resistance breakpoint levels of omadacycline for the bacteria noted in the following tables in the Microbiology sections. MIC values are indicative of a bacterium’s susceptibility or resistance to a particular antibiotic. A lower MIC value indicates potentially greater potency in vitro. Susceptibility and resistance data from other tetracycline-like compounds provide some guidance with regard to expected results for omadacycline. Historically, with older tetracyclines, MIC values for gram-positive bacteria were considered susceptible up to two micrograms per milliliter, or µg/mL, and for most gram-negative bacteria up to four µg/mL. Traditionally, bacteria considered resistant had MIC values for gram-positive bacteria of eight µg/mL and above, while gram-negative bacteria were considered resistant with MIC values of 16 µg/mL and higher.

Pharmacodynamic Characteristics Supporting Omadacycline Clinical Development in CABP

The microbiologic attributes of omadacycline, its effectiveness in non-neutropenic animal infection models, and its human pharmacokinetics suggest that omadacycline will be efficacious in CABP. Omadacycline has demonstrated in vitro activity against the most common bacterial pathogen, Streptococcus pneumoniae (MIC90=0.06 to 0.12 µg/ml) and against H. influenzae (MIC90= 1.0 µg/ml) and Legionella pneumophila (MIC90= 0.25 µg/ml). Based on pharmacodynamics modeling using animal infection models, and taking into consideration an intact immune system, the projected efficacious plasma area under the curve (“AUC”) to be attained in pneumonia would be between 0.5 and 1.1 µg*hr/ml. This would correspond to an AUC/MIC ratio between 4.3-8.9. In humans, omadacycline has been shown to have a steady-state plasma AUC of approximately 10 µg*hr/ml—well above the AUC required for projected clinical efficacy based upon these animal models. Other factors may also contribute to efficacy, including low protein binding (< 20% in humans) and high tissue concentrations (in rats, omadacycline concentrations are 5.8 times greater than the plasma concentrations).

The microbiologic and pharmacokinetic attributes of omadacycline also compare favorably to tigecycline, which was approved for the treatment of moderate to severe CABP (IV-only) with robust clinical efficacy. Whereas the activity of omadacycline against S. pneumoniae is similar (0.06-0.125 µg/ml compared to 0.06 for tigecycline), the human plasma AUC (approximately 4.7 µg*hr/ml for tigecycline versus approximately 10 µg*hr/ml for omadacycline) and human protein binding (>80% for tigecycline and <20% for omadacycline). Human lung concentrations for tigecycline are approximately twice the concentration attained in plasma. Although human data for lung concentrations of omadacycline are not available, in rat studies, the lung concentrations were 5.8 times greater than in plasma, consistent with robust penetration into lung tissues. The estimated AUC/MIC ratio necessary for efficacy for tigecycline is approximately 12.8. Using the S. pneumoniae MIC90 of 0.06 ug/ml, which suggests that a plasma AUC of at least 0.8 µg*hr/ml, is required for clinical efficacy of tigecycline and is within the calculated range of efficacious plasma AUC levels for omadacycline based on animal studies noted above. These data suggest that the pharmacodynamics characteristics of omadacycline compare favorably to tigecycline and support the clinical development of omadacycline in CABP.

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

In a U.S. Medacorp survey issued in 2013, 97.1% of the 103 surveyed physicians believed that their patients with a resistant E.coli could benefit from a new well tolerated bioequivalent IV/oral antibiotic. Furthermore, surveyed physicians suspected high levels of multi-drug resistant E-coli (“MDR-E”) resistant to oral antibiotics in community UTIs. Almost half of the physicians surveyed suspected a MDR-E in 10-20% of community UTIs and 12% suspect MDR-E in greater than 20% of community UTIs. The U.S. Medacorp survey confirmed MDR-E resistant to oral antibiotics in the treatment of community UTIs is high, with 19% resistance to trimethoprim/sulfamethoxazole, 16% to beta-lactams (ESBL +ve) only, 18% to quinolones only, 14% to at least two of the three traditional classes, and 10% resistant to all three classes of antibiotic.

Omadacycline may provide a potential treatment option in patients with MDR-E. Further clinical trial investigation is planned given omadacycline’s renal clearance >40% with parent compound and potentially well-tolerated once-daily IV/oral profile.

Phase 3 Omadacycline Clinical Trials

We have conformed our Phase 3 clinical trial designs for omadacycline to incorporate changes in regulatory guidance from the FDA over the last five years for the development of antibiotics as treatment for both ABSSSI and CABP. Following modification of the FDA’s guidance, we reached agreements in November 2013 with the FDA in the form of SPA amendment agreements for both a planned Phase 3 ABSSSI clinical trial and a planned Phase 3 CABP clinical trial. Subsequently, in late 2013 and early 2014, the FDA published new guidance for the industry on developing drugs for ABSSSI and draft guidance for the industry for developing drugs for CABP, both of which are consistent with the SPA that we received in November 2013. In April 2015, we received confirmation from the FDA that our protocols, as submitted, continue to be covered by the SPA agreements. To safeguard patient safety, which is customary in studies with vulnerable populations, we have assembled a Data Safety Monitoring Committee (DSMC).  This DSMC meets at specified intervals of data collection in our ABSSSI and CABP studies.

ABSSSI Trial

The Phase 3 clinical trial of omadacycline for the treatment of ABSSSI is designed to be a randomized, controlled and double-blinded multi-center study targeting the enrollment of approximately 650 patients globally, in which we will compare IV and oral forms of omadacycline to linezolid. The clinical trial design contemplates two IV doses of 100 mg of omadacycline (dosed at a 12 hour interval) on the first day of treatment, followed by one 100 mg IV dose of omadacycline every 24 hours on subsequent days, with a potential switch to one 300 mg oral dose (two 150 mg tablets) of omadacycline every 24 hours, compared to one 600 mg IV dose of linezolid every 12 hours, with a potential switch to one 600 mg oral dose every 12 hours. All subjects may be treated for up to 14 days. All medications will follow a double-blinded and double-dummy blinding design.

The primary endpoint for this clinical trial is non-inferiority of omadacycline compared to linezolid in the modified intent-to-treat, or mITT, population using a 10% non-inferiority margin. The mITT population refers to all randomized subjects without a potentially causative gram-negative causative pathogen at baseline. The primary endpoint for FDA purposes in this clinical trial will be ECR, which, according to the most recent FDA guidance issued in October 2013, refers to a greater than or equal to 20% reduction in lesion size compared to baseline assessed at 48 to 72 hours after initiation of treatment. For European Medicines Agency, or EMA, purposes, the primary endpoint will be clinical response at TOC, determined 16 to 20 days after the initial dose. Secondary endpoints include microbiological response and safety. In addition, drug levels in plasma will be assessed in a subset of the patients enrolled in the clinical trial. Major skin infection subclasses that will be allowed in the study include cellulitis, wound and major abscesses, all with a minimum infection lesion total surface area of contiguous involvement of greater than or equal to 75 square centimeters, or cm. The proportion of patients enrolled with major abscesses will not exceed 30% of the total enrolled population. Patients who have previously taken effective long half-life (24 hours or greater) antibiotics for the treatment of an infection within 72 hours of receiving the first dose of study medication will be excluded from enrollment. While we anticipate that all patients will be initiated with IV treatment in a hospital setting, depending on physician assessment, patients may be subsequently discharged to oral therapy for both treatment arms.

CABP Trial

The Phase 3 clinical trial of omadacycline for the treatment of CABP, pursuant to our SPA agreement with the FDA, is designed to be a randomized, controlled and double-blinded multi-center study targeting the enrollment of approximately 750 patients globally, in which we compare IV and oral forms of omadacycline to moxifloxacin. The clinical trial design contemplates two 100 mg IV doses of omadacycline (dosed at a 12 hour interval) on the first day of treatment, followed by one 100 mg IV dose of omadacycline every 24 hours on subsequent days, with a potential switch to one 300 mg oral dose (two 150 mg tablets) of omadacycline every 24 hours, compared to one 400 mg IV dose of moxifloxacin every 24 hours, with a potential switch to one 400 mg oral dose every 24 hours. All subjects may be treated for up to 14 days. All medications will follow a double-blind and double-dummy blinding design.

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

Sarecycline

Sarecycline is a novel, next-generation tetracycline that we designed specifically for dermatological use. We exclusively licensed the U.S. rights to sarecycline for the treatment of acne to Allergan, who funds all U.S. development costs for this program. In exchange for license rights, we earn milestone payments upon the achievement of development and regulatory progress, of which a $4.0 million payment for the initiation of Phase 3 in December 2014 was received in January 2015, with $17.0 million remaining to be achieved, and a royalty on eventual net sales, if any. The next milestone is $5.0 million upon NDA submission. We retain development and commercialization rights outside of the United States, which are available for licensing to other partners in key international markets, such as the European Union, Japan, the rest of Asia, Canada, and Latin America. Allergan completed a Phase 2 clinical trial in early 2013 of sarecycline for the treatment of acne, the results of which were recently presented at an Allergan investor day conference in February 2015. Allergan initiated Phase 3 clinical trials of sarecycline in December 2014 for acne. In addition, we granted Allergan an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States, which converted to a non-exclusive license in December 2014 after Allergan did not exercise its development option with respect to rosacea. There are currently no clinical trials in rosacea under way.

Market

Both acne and rosacea can be disfiguring conditions with significant social and medical costs. According to IMS sales data, over $3.0 billion was spent on treatments for acne in 2013. In excess of $1.3 billion was spent in 2011 on various oral formulations of doxycycline or minocycline to treat these conditions. Periostat, reformulated doxycycline, and Solodyn, reformulated minocycline, recorded peak sales of approximately $300 million in 2012 and $750 million in 2011, respectively. In November 2015, at an investor day conference, Allergan estimated peak U.S. revenue for sarecycline to potentially reach $250 to $300 million.

The most common oral treatments prescribed by dermatologists are tetracycline derivatives, which dermatologists widely accept as a therapy for moderate to severe acne. A common side effect associated with the use of any broad-spectrum antibacterial agent is gastrointestinal upset and antibiotic-associated infections caused by the destruction of the normal bacterial flora. In addition, we believe there is a growing concern and awareness of the development of antibiotic-resistant bacteria from the heavy use of broader-spectrum antibiotics, such as the older-generation tetracyclines, when broad-spectrum antibacterial therapy is not necessary. Similarly, for patients with severe acne, we believe that oral retinoid drugs are the leading option, but these drugs are not universally effective and also can carry potentially serious side effects. Therefore, we believe there is an unmet need for an improved tetracycline for this market.

Development

In the treatment of acne, we believe a new product that targets a narrower spectrum of bacterial types, including Propionibacterium acnes, a key bacterium associated with acne, would offer advantages over the existing therapies, including older tetracycline derivatives. As compared to existing tetracyclines being used for the treatment of acne, preclinical studies suggest that sarecycline may have an improved profile that includes a narrow spectrum of antibacterial activity, oral bioavailability, anti-inflammatory activity, favorable GI tolerability, and favorable PK properties.

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

Commercialization Strategy

Assuming approval from regulatory authorities, we currently intend to market omadacycline as an empiric monotherapy that will be commercialized worldwide for the treatment of serious, community-acquired bacterial infections. We retain worldwide commercial rights to omadacycline. In the United States and Europe, we continue to reserve the right to either commercialize omadacycline alone, through one or more pharmaceutical companies that have established commercial capabilities, or some combination thereof.

We believe that there is a similar rapidly growing need in other markets throughout the world, including established Asian markets such as Japan, Korea and Taiwan, as well as emerging markets, such as China, Russia, South America and India. We plan to pursue expansion of omadacycline to these markets through partnerships.

We exclusively licensed U.S. rights to Allergan to develop and commercialize sarecycline for the treatment of acne. In addition, we granted Allergan an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States, which converted to a non-exclusive license in December 2014 after Allergan did not exercise its development option with respect to rosacea. There are currently no clinical trials in rosacea under way. We retain development and commercialization rights to sarecycline in all other regions of the globe. We plan to leverage the existing development and commercialization infrastructure of one or more potential partners to advance sarecycline through registration and commercialization.

Competition

Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. We believe that our product candidates offer key potential advantages over competitive products that could enable our product candidates, if approved, to capture meaningful market share from our competitors.

If approved by the FDA, omadacycline will compete with other antibiotics in the serious bacterial skin infection market. These include vancomycin, marketed as a generic by Abbott laboratories and others; linezolid, marketed as Zyvox by Pfizer Inc.; daptomycin, marketed as Cubicin by Merck Pharmaceuticals, Inc.; dalbavancin, approved in May 2014 and marketed as Dalvance by Allergan; tedizolid, marketed as Sivextro by Merck Pharmaceuticals, Inc.; oritavancin, approved in August 2014 and marketed as Orbactiv by The Medicines Company; quinupristin/dalfopristin, marketed as Synercid by Pfizer, Inc.; tigecycline, marketed as Tygacil by Pfizer Inc.; telavancin, marketed as Vibativ by Theravance, Inc.; ceftaroline, marketed as Teflaro by Allergan; and generic trimethoprim/sulfamethoxazole.

Further, we expect that product candidates currently in Phase 3 clinical development, or that could enter Phase 3 clinical development in the near future, may represent significant competition if approved. These include delafloxacin and radezolid, under development by Melinta Therapeutics; CG-400549, under development by Crystal Genomics; GSK2140944, under development by GSK; nemonoxacin, under development by TaiGen Biotechnology; avarofloxacin, under development by Allergan; and brilacidin, under development by Cellceutix.

If approved by the FDA, omadacycline will also compete with other antibiotics in the community-acquired pneumonia market. These include azithromycin, marketed as Zithromax and Z-PAK by Pfizer Inc. and available as a generic; clarithromycin, marketed as Biaxin by Abbott Laboratories and available as a generic; moxifloxacin, marketed as Avelox by Bayer AG; levofloxacin, marketed as Levaquin by Johnson & Johnson and available as a generic; tigecycline, marketed as Tygacil by Pfizer Inc.; linezolid, marketed as Zyvox by Pfizer Inc.; ceftriaxone, marketed as Rocephin by F. Hoffman-La Roche Ltd and available as a generic; and ceftaroline, marketed as Teflaro by Allergan. We are also aware of various drugs that are or may eventually be under development for the treatment of CABP, delafloxacin and radezolid, under development by Melinta Therapeutics; solithromycin, under development by Cempra, Inc.; GSK2140944, under development by GSK; lefamulin, under development by NabrivaTherapeutics; nemanoxacin, under development by TaiGen Biotechnology; and avarofloxacin, under development by Allergan.

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

For omadacycline, the manufacturing process has been refined to commercial scale. The active pharmaceutical ingredient manufacturing process is an efficient three-step synthesis followed by purification and salt formation. The starting material is minocycline, which is a well characterized generic active ingredient. We have produced stable IV and oral drug product formulations. These products are currently undergoing stability testing and have demonstrated room temperature stability through at least three years. We have identified qualified commercial manufacturers for omadacycline, and we intend to use those manufacturers to complete process validation in support of potential market authorization filing, approval and launch. Our commercial manufacturers have scheduled the production of omadacycline drug substance and drug product registration batches in 2016.

Research and Development

We have and will continue to make substantial investments in research and development. Our research and development expenses totaled $50.8 million and $5.0 million in 2015 and 2014, respectively.

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

As of December 31, 2015, our patent portfolio of owned or exclusively licensed patents and applications includes 56 issued U.S. patents, 27 pending U.S. patent applications and corresponding foreign national or regional counterpart patents or applications. We expect that the patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other government fees are paid, would expire between 2020 and 2035, excluding any additional terms from patent term adjustments or patent term extensions under the Hatch-Waxman Amendments.

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

Sarecycline

The patent portfolio for our acne and rosacea program is directed to cover compositions of matter, methods of use, as well as salts and polymorphs of sarecycline. As of December 31, 2015, our patent portfolio includes issued U.S. Patent No. 8,318,706, or the ‘706 Patent, which covers composition of matter of sarecycline and issued U.S. Patent No. 8,513,223, or the ‘223 Patent, and corresponding foreign national or regional counterpart applications. The ‘706 Patent is expected to expire in 2031, and the ‘223 Patent is expected to expire in 2029, if the appropriate maintenance, renewal, annuity or other governmental fees are paid. We may also be entitled to an extension of the patent term for one of the patents covering sarecycline pursuant to the patent term extension provision of the Hatch-Waxman Amendments, as described in the section “U.S. Government Regulation – Patent Term Restoration and Marketing Exclusivity.”

Intermezzo

As of December 31, 2015, our patent portfolio of owned or exclusively licensed patents and applications includes four issued U.S. patents, two pending U.S. patent applications and corresponding foreign national or regional counterpart patents and applications which are directed to formulations and methods of use. The issued U.S. patents expire between 2025 and 2029.

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

Trademarks

We have registered service marks for PARATEK in the United States, European Union, and Japan, which we use in connection with our pharmaceutical research and development.  We also have pending trademark and service mark applications for PARATEK and PARATEK & HEXAGON DESIGN in the United States, the European Union, Japan, and other international jurisdictions, which we presently use or may use in connection with our pharmaceutical research and development as well as with our product candidates.  The PARACYCLINE mark is registered in the European Union and Japan. In addition, we have registered the service mark THE ANTIBIOTIC RESISTANCE COMPANY in the European Union and Japan, which may be used in connection with the research and development of pharmaceuticals, drugs and antibiotics and the test, evaluation research and development of antibiotics and other pharmaceutical products, respectively.  In connection with the ongoing development and advancement of our products and services in the United States and in various international jurisdictions, we routinely seek to create protection for our marks and enhance their value by pursuing trademarks and service marks where available and when appropriate.

Collaborations and License Agreements

Our commercial strategy is to partner with established pharmaceutical companies to develop and market products for the larger community markets, while retaining certain rights to products aimed at concentrated markets, such as hospital-based products, where we may seek to participate in development and commercialization.

Allergan plc

In July 2007, we and Warner Chilcott Company, Inc. (now part of Allergan plc, or Allergan), entered into a collaborative research and license agreement, or the Allergan Collaboration Agreement, under which we granted Allergan an exclusive license to research, develop and commercialize tetracycline products for use in the United States for the treatment of acne and rosacea. Since Allergan did not exercise its development option with respect to the treatment of rosacea prior to initiation of a Phase 3 trial for the product, the license grant to Allergan converted to a non-exclusive license for the treatment of rosacea as of December 2014. Under the terms of the Allergan Collaboration Agreement, we and Allergan are responsible for, and are obligated to use, commercially reasonable efforts to conduct specified development activities for the treatment of acne and, if requested by Allergan, we may conduct certain additional development activities to the extent we determine in good faith that we have the necessary resources available for such activities. Allergan has agreed to reimburse us for its costs and expenses, including third-party costs, incurred in conducting any such development activities.

Under the terms of the Allergan Collaboration Agreement, Allergan is responsible for and is obligated to use commercially reasonable efforts to develop and commercialize tetracycline compounds that are specified in the agreement for the treatment of acne. Allergan failed to elect to advance the development of sarecycline for the treatment of rosacea in accordance with the terms of the agreement so the license granted to Allergan was converted to a non-exclusive license for the treatment of rosacea We have agreed during the term of the Allergan Collaboration Agreement not to directly or indirectly develop or commercialize any tetracycline compounds in the United States for the treatment of acne and rosacea, and Allergan has agreed during the term of the Allergan Collaboration Agreement not to directly or indirectly develop or commercialize any tetracycline compound included as part of the agreement for any use other than as provided in the agreement.

We earned an upfront fee in the amount of $4.0 million upon the execution of the Allergan Collaboration Agreement, $1.0 million upon filing of an Investigational New Drug Application in 2010, and $2.5 million upon initiation of Phase 2 trials in 2012. In December 2014, we also earned $4.0 million upon initiation of Phase 3 trials associated with the Allergan Collaboration Agreement. In addition, Allergan may be required to pay us an aggregate of approximately $17.0 million upon the achievement of specified future regulatory milestones, the next being $5.0 million upon acceptance by the FDA, of a New Drug Application, or NDA, submission. Allergan is also obligated to pay us tiered royalties, ranging from the mid-single digits to the low double digits, based on net sales of tetracycline compounds developed under the Allergan Collaboration Agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term. Allergan’s obligation to pay us royalties for each tetracycline compound it commercializes under the Allergan Collaboration Agreement expires on the later of the expiration of the last to expire patent that covers the tetracycline compound in the United States and the date on which generic drugs that compete with the tetracycline compound reach a certain threshold market share in the United States.

Either we or Allergan may terminate the Allergan Collaboration Agreement for certain specified reasons at any time after Allergan has commenced development of any tetracycline compound, including if Allergan determines that it would not be commercially viable to continue to develop or commercialize the tetracycline compound and/or that it is unlikely to obtain regulatory approval of the tetracycline compound, and, in any case, no backup tetracycline compound is in development or ready to be developed and the parties are unable to agree on an extension of the development program or an alternative course of action. Either we or Allergan may terminate the Allergan Collaboration Agreement for the other party’s uncured breach of a material term of the agreement on 60 days’ notice (unless the breach relates to a payment term, which requires a 30-day notice) or upon the bankruptcy of the other party that is not discharged within 60 days. Upon the termination of the Allergan Collaboration Agreement by Allergan for our breach, Allergan’s license will continue following the effective date of termination, subject to the payment by Allergan of the applicable milestone and royalty payments specified in the agreement unless our breach was with respect to certain specified obligations, in which event the obligation of Allergan to pay us any further royalty or milestone payments will terminate. Upon the termination of the Allergan Collaboration Agreement by us for Allergan’s breach or the voluntary termination of the agreement by Allergan, Allergan’s license under the agreement will terminate.

Tufts University

In February 1997, we and Tufts University, or Tufts, entered into a license agreement under which we acquired an exclusive license to certain patent applications and other intellectual property of Tufts related to the drug resistance field to develop and commercialize products for the treatment or prevention of bacterial or microbial diseases or medical conditions in humans or animals or for agriculture. We subsequently entered into nine amendments to that agreement, collectively the Tufts License Agreement, to include patent applications filed after the effective date of the original license agreement, to exclusively license additional technology from Tufts, to expand the field of the agreement to include disinfectant applications, and to change the royalty rate and percentage of sublicense income paid by us to Tufts under sublicense agreements with specified sublicensees. Our obligated under the Tufts License Agreement to provide Tufts with annual diligence reports and a business plan and to meet certain other diligence milestones. We have the right to grant sublicenses of the licensed rights to third parties, which will be subject to the prior approval of Tufts unless the proposed sublicensee meets a certain net worth or market capitalization threshold. We are primarily responsible for the preparation, filing, prosecution and maintenance of all patent applications and patents covering the intellectual property licensed under the Tufts License Agreement at its sole expense. We have the first right, but not the obligation, to enforce the licensed intellectual property against infringement by third parties.

We issued Tufts 1,024 shares of our common stock on the date of execution of the original license agreement, and we may be required to make certain payments of up to $0.3 million to Tufts upon the achievement by products developed under the agreement of specified development and regulatory approval milestones. We have already made a payment of $50,000 to Tufts for achieving the first milestone following commencement of the Phase 3 non-registration clinical trial for omadacycline. We are also obligated to pay Tufts a minimum royalty payment in the amount of $25,000 per year. In addition, we are obligated to pay Tufts royalties based on gross sales of products, as defined in the agreement, ranging in the low single digits depending on the applicable field of use for such product sale. If we enter into a sublicense under the Tufts License Agreement, we will be obligated to pay Tufts a percentage, ranging from the low-to-mid teens based on the applicable field of use for such product, of the license maintenance fees or sublicense issue fees paid to us by the sublicensee and the lesser of a percentage, ranging from the low tens to the high twenties based on the applicable field of use for such product, of the royalty payments made to us by the sublicensee or the amount of royalty payments that would have been paid by us to Tufts if we had sold the products.

Unless terminated earlier, the Tufts License Agreement will expire at the same time as the last-to-expire patent in the patent rights licensed to us under the agreement and after any such expiration we will continue to have an exclusive, fully-paid-up license to such intellectual property licensed from Tufts. Tufts has the right to terminate the agreement upon 30 days’ notice should we fail to make a material payment under the Tufts License Agreement or commit a material breach of the agreement and not cure such failure or breach within such 30 day period, or if, after we have started to commercialize a product under the Tufts License Agreement, we cease to carry on its business for a period of 90 consecutive days. We have the right to terminate the Tufts License Agreement at any time upon 180 days’ notice. Tufts has the right to convert our exclusive license to a non-exclusive license if we do not commercialize a product licensed under the agreement within a specified time period.

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

In December 2013, Purdue Pharma notified us that it intended to discontinue use of the Purdue Pharma sales force to actively market Intermezzo to healthcare professionals during the first quarter of 2014.

In October 2014, we announced that our board of directors had approved a special dividend of, among other things, the right to receive, on a pro rata basis, 100% of any royalty income received by us pursuant to the Purdue Collaboration Agreement and 90% of any cash proceeds from a sale or disposition of Intermezzo, less fees and expenses incurred in connection with such activity, to the extent that either occurs prior to the second anniversary of the closing date of the Merger.

Shin Nippon Biomedical Laboratories Ltd.

In September 2013, we and Shin Nippon Biomedical Laboratories Ltd., or SNBL, entered into a License Agreement, or SNBL License Agreement, pursuant to which SNBL granted us an exclusive worldwide license to commercialize SNBL’s proprietary nasal drug delivery technology to develop TO-2070. We were developing TO-2070 as a treatment for acute migraine using SNBL’s proprietary nasal powder drug delivery system. Under the SNBL License Agreement, we were required to fund all development and regulatory approval with respect to TO-2070. Pursuant to the SNBL License Agreement, we paid an upfront nonrefundable technology license fee of $1.0 million, and we were also obligated to pay up to an aggregate of $41.5 million upon the achievement of certain development, regulatory and sales milestones, and tiered, low double-digit royalties on annual net sales of TO-2070.

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

Past Collaborations

Novartis International Pharmaceutical Ltd.

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

Under the Novartis Letter Agreement, we agreed to pay Novartis $2.9 million as reconciliation of development costs and expenses. In June 2014, we amended the Novartis Letter Agreement, as amended, and Novartis agreed to convert the full amount of development cost share plus any accrued interest into a 0.25% royalty, to be paid from net sales received by us in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. There are no other payment obligations to Novartis under the Novartis Agreement or the Novartis Letter Agreement.

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

Grant Funding

As we have received funding for our spinal muscular atrophy program from the National Institutes of Health, inventions conceived or first actually reduced to practice during the performance of the research project are subject to the rights and limitations of certain federal statutes and various implementing regulations known generally and collectively as the Bayh-Dole Requirements. As a funding recipient, we have been subject to certain invention reporting requirements and certain limitations are placed on our assignment of the invention rights. In addition, the federal government retains a non-exclusive, irrevocable, paid-up license to practice the invention and, in exceptional cases, the federal government may seek to take title to the invention.

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

According to FDA guidance for industry on the SPA agreement process, a sponsor that meets the prerequisites may make a specific request for a special protocol assessment and provide information regarding the design and size of the proposed clinical trial. The FDA has a goal of evaluating the protocol within 45 days of the request to assess whether the proposed trial is adequate and that evaluation may result in discussions and a request for additional information. An SPA agreement request must be made before the proposed clinical trial begins, and all open issues must be resolved before the clinical trial begins. If an agreement is reached, it will be documented in writing and made part of the record. The agreement may not be changed by the sponsor or the FDA after the trial begins, except with the documented agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began. Also, if the sponsor makes any unilateral changes to the approved protocol, the agreement will be invalidated. An SPA agreement is intended to provide greater assurance that if the agreed upon clinical trial protocols are followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of NDA approval. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate, and final determinations of approvability will not be made until the FDA completes its review of the entire NDA.

The Pediatric Research Equity Act, or PREA, which requires a sponsor to conduct pediatric studies for most drugs and biologicals, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under the PREA, original NDAs, biologics license applications, or BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or the FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or submit a request for approval of a pediatric formulation. On February 16, 2016 we reached agreement with the FDA on the terms of the pediatric program associated with PREA.  FDA has granted Paratek a waiver from conducting studies with omadacycline in children less than 8 years old and a deferral in conducting studies in children 8 years and older until safety and efficacy is established in adults.

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

Once the submission is accepted for filing, the FDA begins an in-depth review. NDAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. QIDP and Fast Track designation both have provisions which provide priority review for designated products. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval and issue a complete response letter. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing complies with cGMP requirements to assure and preserve the product’s safety, identity, strength, quality and purity. The FDA may refer the NDA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendation. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured and tested.

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

Expedited Review and Approval

The FDA has various programs, including Fast Track and priority review, which are intended to expedite or simplify the process for reviewing drugs. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious diseases and fill an unmet medical need. Priority review is designed to give drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists, an expedited review within eight months as compared to a standard review time of 12 months for an initial NDA. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track-designated drug and expedite review of the application for a drug designated for priority review.

The GAIN Act is intended to provide incentives for the development of new QIDPs. A new drug that is designated as a QIDP after a request by the sponsor that is made before an NDA is submitted will be eligible, if approved, for an additional five years of exclusivity beyond any period of exclusivity to which it would have previously been eligible. In addition, a QIDP will receive priority review and qualify for a Fast Track designation. QIDPs are defined as antibacterial or antifungal drugs intended to treat serious or life-threatening infections that are resistant to treatment, or that treat qualifying resistant pathogens identified by the FDA. Examples of pathogens that may be designated as a qualifying pathogen include MRSA, vancomycin-resistant Enterococcus and multi-drug resistant gram-negative bacteria. Omadacycline (both IV and oral formulations) has been designated as a QIDP for cUTI, ABSSSI and CABP.

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

Patent Term Restoration and Data Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years for a patent covering an approved product as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent and within applicable deadlines. The U.S. Patent and Trademark Office (the “USPTO”), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restoration of patent term for omadacycline beyond its current composition of matter expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the omadacycline NDA.

Data exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of data exclusivity for an NDA, 505(b) (2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric Exclusivity

The Best Pharmaceuticals for Children Act provides for an additional six months of data exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA, or a Written Request. If the Written Request does not include studies in neonates, the FDA is required to include its rationale for not requesting those studies. The FDA may request studies on approved indications in separate Written Requests. The issuance of a Written Request does not require the sponsor to undertake the described studies. To date, we have not received any Written Requests.

Post-approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA and other authorities also strictly regulate the promotional claims that may be made about prescription products, and our product labeling, advertising, and promotion will be subject to continuing regulatory review. If approved, physicians nevertheless may prescribe our products to their patients in a manner that is inconsistent with the approved label or that is off-label. Positive clinical trial results for any approved products that are also subject to further review for additional indications increase the risk that the approved product may be used off-label. If we are found to have promoted off-label uses, we may be subject to significant sanctions, civil and criminal fines, and injunctions prohibiting us from engaging in specified promotional conduct.

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

The American Recovery and Reinvestment Act of 2009 provided funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research is developed by the U.S. Department of Health & Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our product candidates if any such products or the conditions that they are intended to treat are the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of Intermezzo or our product candidates. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

Employees

As of February 29, 2016, we had 41 total employees, all full-time employees, 20 of whom were primarily engaged in research and development activities. A total of 8 employees have an M.D. or Ph.D. degree. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

Our internet web site address is www.paratekpharma.com. We make available, free of charge at the “Investors” portion of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are also available on our web site. Information in, or that can be accessed through, this web site is not part of this Annual Report on Form 10-K.

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

Risk Related to Financial Condition

We have incurred significant losses since inception and anticipate that we will incur losses for the foreseeable future. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.

We are a clinical-stage biotechnology company and we have not generated any revenue or profit from product sales. We have not yet submitted any product candidates for approval by regulatory authorities, and we do not currently have rights to any products that have been approved for marketing in any territory. Our net loss for the year ended December 31, 2015 was $70.9 million. As of December 31, 2015, our accumulated deficit was $268.7 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our clinical development of, and seek regulatory approvals for, our product candidates, prepare to commercialize any approved products and add infrastructure and personnel to support our product development efforts and operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

To become and remain profitable, we must succeed in developing and commercializing products with significant market potential. This will require us to be successful in a range of challenging activities for which we are only in the pre-registration, pre-clinical and clinical stages, including developing product candidates, obtaining regulatory approval for them and manufacturing, marketing and commercializing approved products. We may never succeed in these activities and may never generate revenue from product sales that is significant enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress the market value of our common stock, could impair our ability to raise capital, expand our business, develop other product candidates or continue our operations and could cause investors to lose all or part of their investments.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back or cease our product development programs or operations.

As of December 31, 2015, our cash and cash equivalents were $131.3 million. We believe we will expend substantial resources advancing our lead product candidate, omadacycline, through clinical development, and we may, in the future, expend additional resources to advance other product candidates into clinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We currently plan to seek regulatory approval of omadacycline in two indications, and in order to obtain such regulatory approval. We will require additional funding to complete the registration and commercialization of these two indications, fund the development of omadacycline in other indications, initiate commercialization of omadacycline, and to continue to advance the development of our other product candidates, and such funding may not be available on favorable terms or at all. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the un-blinding of the top line results of the Phase 3 CABP clinical trial, which we currently expect to occur in the second half of 2017.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through the sale of equity or convertible debt securities, which would dilute shareholder ownership interest. Additionally, the terms of these new securities may include liquidation or other preferences that adversely affect shareholders’ rights as common stockholders. Debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates or future revenue streams or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.

In September 2015, we entered into a Loan and Security Agreement, the “Loan Agreement”, with Hercules Technology II, L.P., Hercules Technology III, L.P., together, “Hercules”, and certain other lenders, and Hercules Technology Growth Capital, Inc. (as agent). Under the Loan Agreement, Hercules will provide access to term loans with an aggregate principal amount of up to $40.0 million, collectively, the “Term Loan”. We initially drew a principal amount of $20.0 million on September 30, 2015. All obligations under the Loan Agreement are secured by substantially all of our existing property and assets, excluding our intellectual property. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

•

we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities; and

•

our failure to comply with the restrictive covenants in the Loan Agreement could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and Hercules could seek to enforce its security interest in the assets securing such indebtedness.

To the extent additional debt is added to our current debt levels, the risks described above could increase.

We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

Failure to satisfy our current and future debt obligations under the Loan Agreement could result in an event of default and, as a result, Hercules could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, Hercules could seek to enforce its security interests in the assets securing such indebtedness.

We are subject to certain restrictive covenants which, if breached, could have a material adverse effect on our business and prospects.

The Loan Agreement imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things:

•	dispose of certain assets;
•	change our lines of business;
•	engage in mergers or consolidations;
•	incur additional indebtedness;
•	create liens on assets;
•	pay dividends and make distributions or repurchase our capital stock; and
•	engage in certain transactions with affiliates.

Risks Related to Regulatory Review and Approval of Our Product Candidates

If we fail to obtain FDA approval of and to commercialize our most advanced product candidate, omadacycline, our business would be materially harmed.

We have invested a significant portion of our time, financial resources and collaboration efforts in the development of our most advanced product candidate, omadacycline. Accordingly, our ability to generate revenue and our future success depend substantially on our ability to successfully obtain regulatory approval for and commercialize omadacycline. We have completed one Phase 2 clinical trial and one truncated Phase 3 non-registration clinical trial of the IV and oral formulations of omadacycline in cSSSI. As is typical for Phase 2 clinical trial designs, and the limited number of patients enrolled in the Phase 3 non-registration clinical trial, neither of these studies were designed to have, nor have had, a sufficient number of patients to establish statistical non-inferiority compared to linezolid. In order to successfully obtain regulatory approval for omadacycline, we are currently conducting two Phase 3 clinical trials, one in ABSSSI, which we initiated dosing in June 2015, and one in CABP, which we initiated dosing in November

2015. Prior to the FDA’s issuance of guidance in March 2010 for clinical trials of antibiotics for the treatment of serious bacterial skin infections, the initial disease indication we were targeting was cSSSI, which was revised as a result of the FDA’s guidance to be ABSSSI.

Except for our collaboration with Allergan for our product candidate, sarecycline, we are not currently developing any of the other product candidates in our portfolio.

Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. If we are unable to obtain FDA approval for and successfully commercialize omadacycline for ABSSSI, CABP or any other indication, we may never realize revenue from this product candidate. As a result, our business, financial condition and results of operations would be materially harmed.

Although we have obtained SPA agreements for our Phase 3 clinical trials of omadacycline, these SPA agreements do not guarantee any particular outcome from regulatory review of these trials of omadacycline.

Although we have SPA agreements with the FDA with respect to our Phase 3 clinical trial designs for omadacycline in both ABSSSI and CABP, SPA agreements are not a guarantee of approval of a product candidate or any permissible claims about the product candidate, and final determinations of approvability will not be made until the FDA completes its review of the entire NDA. Therefore, even if all the conditions of our SPA agreements appear to be met, we cannot predict whether the FDA will interpret the data and results in the same way that we do, nor whether it will ultimately approve omadacycline for the treatment of ABSSSI and/or CABP. In addition, the FDA is afforded the ability to modify and ignore a SPA agreement, in light of other factors not necessarily related to omadacycline.

If clinical trials for our product candidate, omadacycline, are prolonged, delayed or stopped, we may be unable to obtain regulatory approval and commercialize omadacycline on a timely basis, which would require us to incur additional costs, raise additional capital and delay our receipt of any product revenue.

We have initiated dosing of Phase 3 clinical trials of omadacycline for the treatment of ABSSSI and CABP in June 2015 and November 2015, respectively. Based on our current expectations, we anticipate completing these two registration trials in the middle of 2016 and second half of 2017, respectively. Should both clinical trials successfully meet their endpoints, we plan on submitting an NDA for omadacycline for the treatment of ABSSSI and CABP in 2018. However, we do not know whether these clinical trials will be completed on schedule, if at all. The commencement of these planned clinical trials could be substantially delayed or prevented by several factors, including:

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

•	delay or failure to obtain IRB/ethics committee approval to conduct a clinical trial at a prospective site or within a specific region or country.

The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•	slower than expected rates of patient recruitment and enrollment;
•	failure of patients to complete the clinical trial;
•	unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by patients;

•	lack of omadacycline efficacy evidenced during clinical trials;
•	termination of our clinical trials by one or more clinical trial sites;
•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols;
•	inability to monitor patients adequately during or after treatment by us and/or our CROs;
•	the need to repeat or terminate clinical trials as a result of inconclusive or negative results or unforeseen complications during clinical trial testing;
•	delay or failure to obtain sufficient supplies of the product candidate for our clinical trials; and
•	delay or failure to obtain sufficient supplies of the comparator antibiotic for our clinical trials.

In particular, our ability to enroll patients in our clinical trials in sufficient numbers and on a timely basis will be subject to a number of factors, including the size of the patient population needed, the nature of the protocol, the proximity of patients to clinical sites, the severity of the pneumonia season, the availability of effective treatments for the relevant indication and the eligibility criteria for the clinical trial. For example, in the Phase 3 clinical trials of omadacycline in ABSSSI and CABP patients who have previously taken potentially effective antibiotics for the treatment of an infection within 72 hours of receiving the first dose of study medication will be excluded from the ABSSSI clinical trial and limited to no more than 25% of the total enrollment for the CABP clinical trial. Depending upon a region’s or a clinical site’s standard of care for the administration of antibiotics, this could affect our ability to enroll patients in these clinical trials in a timely fashion. Also, our enrollment of our CABP clinical trial may be impacted by the severity of the pneumonia season.

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

In addition, clinical practices vary globally, and there is a lack of harmonization among the guidance provided by various regulatory bodies of different regions and countries with respect to the data that is required to receive marketing approval, which makes designing global trials increasingly complex. Differing regulatory approval requirements in different countries also make it more difficult for us to conduct unified global trials, which can lead to increased development costs and marketing delays or non-viability of our clinical trials. The approval procedure and the time required to obtain approval also varies among countries. Furthermore, regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

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

We currently have no products approved for sale, and we may not ever have marketable products. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any future partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing which would delay submission of an NDA and regulatory approval. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early stage clinical trials does not mean that future larger registration clinical trials will be successful, because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through early stage clinical trials. Product candidates that have shown promising results in early-stage (pre-Phase 3) clinical trials may still suffer significant setbacks in subsequent registration clinical trials.

In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is underway, well advanced or completed. Further, if omadacycline, sarecycline or our other potential product candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for them and our business would be harmed. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier stage clinical trials.

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

Further, our and our partners’ product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. The FDA or other non-U.S. regulatory authorities may disagree with our clinical trial design and our interpretation of data from preclinical studies and clinical trials even when we have SPA agreements. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial that has the potential to result in FDA or other agencies’ approval. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be supported by the clinical data, or be necessary or desirable for the successful commercialization of our product candidates. If an unforeseen safety issue arises, the FDA always has the option to initiate a REMS (Risk Evaluation and Mitigation Strategy) or add additional warnings to the product label upon approval.

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

The FDA and foreign regulatory authorities also have substantial discretion in the drug approval process. The number of preclinical studies and clinical trials that will be required for regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular drug candidate. Regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including:

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

Although our product candidates, omadacycline and sarecycline, have undergone or will undergo safety testing in humans and in laboratory animals, not all adverse effects of drugs can be predicted or anticipated from these preclinical safety and toxicology studies. Unforeseen side effects from either of our product candidates could arise either during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. Each of omadacycline and sarecycline are still in clinical development, and our other product candidates, which are in the pre-clinical phase, are not currently being further developed. Many of the most widely used antibiotics are associated with treatment-limiting adverse events, including in some instances, kidney damage, allergic reactions or sudden cardiovascular death due to cardiac arrhythmia. Although, not tested statistically due to the typically small trial size for Phase 1 and Phase 2 trials, these clinical trials to date for omadacycline and sarecycline appear to have shown a favorable safety profile. The results from the Phase 3 registration clinical trials may not confirm these preliminary observations. The results of future clinical trials may show that our product candidates, including omadacycline and sarecycline, cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings or potential product liability claims. If any of our product candidates receive marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products:

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

Even if our product candidates are approved for sale by the appropriate regulatory authorities, market acceptance and sales of these products and our partners’ products will depend on coverage and reimbursement policies. Government authorities and third- party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish reimbursement levels. Coverage may not be available and reimbursement may not be adequate for any products that we or our partners develop and commercialize. Also, coverage and reimbursement policies may not reduce the demand for, or the price paid for, our or our partners’ products. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all of part of the costs associated with their prescription drugs. Patients are unlikely to use our or our partners’ products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such products. Therefore, if coverage is not available or reimbursement is limited, we and our partners may not be able to successfully commercialize any of our approved products.

The process for determining whether a third-party payor will provide coverage for a drug product typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of our products once approved. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process. Furthermore, some countries, other than the United States, have single-payer healthcare systems. In countries with such systems, a positive reimbursement determination is essential to the commercial viability of a drug product.

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

The life sciences industry is highly competitive and subject to rapid and significant technological change. We are currently developing products that, if approved, will compete with other drugs and therapies that currently exist or are being developed. Products that we may develop in the future are also likely to face competition from other drugs and therapies, some of which we may not currently be aware. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research, development and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete or less competitive. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing antibiotics before we do so for any of our product candidates.

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

Accordingly, our prospects will depend in part upon our ability to attract and retain collaborative partners and to develop technologies and products that achieve the criteria for milestone payments. When we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. In addition, our collaborative partners may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. We may not be successful in establishing or maintaining collaborative arrangements on acceptable terms or at all, collaborative partners may terminate funding before completion of projects, our product candidates may not achieve the criteria for milestone payments, our collaborative arrangements may not result in successful product commercialization, and we may not derive any revenue from such arrangements. For example, we previously entered into a license and collaboration agreement with Novartis for the development of omadacycline, which was terminated. To the extent that we are not able to develop and maintain collaborative arrangements, we would need substantial additional capital to undertake research, development and commercialization activities on our own, we may be forced to limit the number of our product candidates we can commercially develop or the territories in which we commercialize them, and we might fail to commercialize products or programs for which a suitable collaborator cannot be found.

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

With respect to our existing and future product candidates, we may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or as an alternative to our own sales force and distribution systems. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue and profitability may be lower than if we directly marketed or sold any approved products. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third parties, which may not be successful and are generally not within our control. If we are unable to enter into these arrangements on acceptable terms or at all, we may not be able to successfully commercialize any approved products. If we are not successful in commercializing any approved products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.

Independent clinical investigators and CROs that we engage to conduct our clinical trials may not devote sufficient time or attention to our and our partners’ clinical trials or be able to repeat their past success.

We expect to depend on independent clinical investigators and CROs to participate in and conduct our clinical trials, including our initiated and planned Phase 3 clinical trials of omadacycline in ABSSSI and CABP. CROs may also assist us and our partners in the collection and analysis of data. There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our or our partners’ development programs. These investigators and CROs will not be our employees, and we will not be able to control, other than by contract, the amount of resources, including time, that they devote to our product candidates and clinical trials. If independent investigators fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we and our partners develop. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Further, the FDA requires that we and our partners comply with standards, commonly referred to as current Good Clinical Practice, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, safety, integrity and confidentiality of clinical trial subjects are protected. Failure of clinical investigators or CROs to meet their obligations to us or comply with current Good Clinical Practices could adversely affect the clinical development of our product candidates and harm our business.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are to a certain extent dependent on the members of our senior management team for our business success. The employment agreements with our senior management team can be terminated by us or them at any time, with notice. The departure of any of our executive officers could result in a significant loss in the knowledge and experience that we, as an organization, possesses and could cause significant delays, or outright failure, in the execution of our strategies and development and approval of our product candidates.

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

We work extensively with various consultants and advisors, who provide advice and/or services in various business and development functions, including clinical development, operations and strategy, regulatory matters, legal and finance. The potential success of our drug development programs depends, in part, on continued successful collaborations with certain of these consultants and advisors. Our consultants and advisors are not our employees and may have commitments and obligations to other entities that may limit their availability to us. Typically, these advisors will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. We do not know if we will be able to maintain such relationships or that such consultants and advisors will not enter into other arrangements with competitors, any of which could have a detrimental impact on our development objectives and our business.

We will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of February 29, 2016, we had 41 full-time employees. Assuming our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations that may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize omadacycline and our other product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

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

Our research and development involves the use of potentially hazardous materials and chemicals. Our operations may have produced hazardous waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by local, state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. We are also subject to numerous environmental, health and workplace safety laws and regulations and fire and building codes, including those governing laboratory procedures, exposure to blood-borne pathogens, use and storage of flammable agents and the handling of biohazardous materials. Although we have always maintained workers’ compensation insurance as prescribed by the Commonwealth of Massachusetts to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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

Issued patents may be challenged, invalidated or circumvented. In addition, court decisions may introduce uncertainty in the enforceability or scope of patents owned by biotechnology companies. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not allow us to protect our inventions with patents to the same extent as do the laws of the United States. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, or may not be the first to make the inventions claimed in issued patents or pending patent applications, or may not be the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. If such inventions or related inventions are successfully patented by others, we may be required to obtain licenses under third- party patents to market our product candidates, as described in greater detail below. Therefore, enforceability and scope of our patents in the United States and in foreign countries cannot be predicted with certainty, and, as a result, any patents that we own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives.

Our strategy depends on our ability to identify and seek and obtain patent protection for our discoveries. This process is expensive and time consuming, and we may not be able to file and prosecute successfully all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. The issuance of a patent does not ensure that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product and practicing our own patented technology. Third parties may also seek to market generic versions of any approved products by submitting ANDAs to the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable and/or not infringed. Alternatively, third parties may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid and/or unenforceable. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. The laws of some foreign countries do not protect proprietary information to the same extent as do the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries. Outside of the United States, patent protection must be sought in individual jurisdictions, further adding to the cost and uncertainty of obtaining adequate patent protection outside of the United States. Accordingly, additional patents protecting our technology may not issue in the United States or in foreign jurisdictions, and any patents that do issue may not have claims of adequate scope to provide competitive advantage. Moreover, third parties may be able to successfully obtain claims and such claims may be broad. The allowance of broader claims may increase the incidence and cost of patent interference proceedings, opposition proceedings and/or reexamination proceedings, the risk of infringement litigation and the vulnerability of the claims to challenge. On the other hand, the allowance of narrower claims does not eliminate the potential for adversarial proceedings and may fail to provide a competitive advantage. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage. Moreover, even after they have issued, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited or expire prior to the commercialization of our product candidates, other companies may be better able to develop products that compete with our products which could adversely affect our competitive business position, business prospects and financial condition. The following are examples of litigation and other adversarial proceedings or disputes that we could become a party to involving our patents or patents licensed to us:

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

These lawsuits and proceedings would be costly and could adversely affect our results of operations and divert the attention of our managerial and scientific personnel. A court or administrative body may decide that our patents are invalid or not infringed by a third party’s activities or that the scope of certain issued claims must be further limited. An adverse outcome in a litigation or proceeding involving our own patents could limit our ability to assert our patents against these or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. An adverse outcome in a dispute involving inventorship or ownership of our patents could, for example, subject us to additional royalty obligations and expand the number of product candidates that are subject to the royalty and other obligations of our license agreement with Tufts.

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

We are currently party to an intellectual property license agreement with Tufts. The license agreement imposes, and we expect that future license agreements may impose, various diligence, milestone payment, royalty, insurance and other obligations on us. For example, we are required to use our best efforts to effect introduction of licensed products under the agreement into the United States commercial market. If we fail to comply with our obligations under the license, Tufts may have the right to terminate the license agreement, in which event we might not be able to market any product that is covered by the agreement, such as omadacycline. Termination of the license agreement or reduction or elimination of our licensed rights may result in us having to negotiate a new or reinstated license with less favorable terms. If Tufts were to terminate its license agreement with us for any reason, our business could be materially harmed. In the event that we are unable to maintain the Tufts license, we may lose the ability to exclude third parties from offering substantially identical products for sale and may even risk the threat of a patent infringement lawsuit from our former licensor based on our continued use of its intellectual property. Either of these events could adversely affect our competitive business position and harm our business.

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

In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, know-how and confidential and proprietary information. To maintain the confidentiality of trade secrets and proprietary information, our policy is to enter into confidentiality agreements with our employees, consultants, collaborators and others upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees and our personnel policies also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions. To the extent that an individual who is not obligated to assign rights in intellectual property to us is rightfully an inventor of intellectual property, we may need to obtain an assignment or a license to that intellectual property from that individual. Such assignment or license may not be available on commercially reasonable terms or at all.

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

Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than our request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product may not extend beyond the current patent expiration dates and our competitors may obtain approval to market competing products sooner. As a result, our revenue could be reduced, possibly materially

Risks Related to Our Common Stock.

The trading price of our common stock is volatile.

The trading price of our common stock could be subject to significant fluctuations. Market prices for securities of clinical-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the trading price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for omadacycline or other product candidates, and delays or failures to obtain such approvals;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	issues in manufacturing our approved products, if any, or product candidates;
•	the results of our current and any future clinical trials of our product candidates;
•	the entry into, or termination of, key agreements, including key commercial partner agreements;
•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to the antibiotics market, including with respect to other products and potential products in such market;
•	the introduction of technological innovations or new therapies that compete with our potential products;
•	the loss of key employees;
•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
•	general and industry-specific economic conditions that may affect our research and development expenditures;
•	changes in the structure of healthcare payment systems; and
•	period-to-period fluctuations in our financial results, including, in particular, our use of cash in operations.

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

Future sales of shares by existing stockholders could cause the trading price of our common stock to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of the our common stock could decline. As of December 31, 2015, approximately 3.5 million shares of common stock are held by our directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and various vesting agreements. In addition, approximately 3.3 million shares of common stock that are subject to outstanding options and restricted stock units as of February 29, 2016 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our common stock. As of December 31, 2015, we had research coverage by six securities analysts. If the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research regarding us or our business model, technology or stock performance, the trading price of our common stock would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of the trading price of our common stock.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the “Sarbanes-Oxley Act”, and The NASDAQ Global Market rules. The requirements of these rules and regulations have increased and will continue to significantly increase our legal and financial compliance costs, including costs associated with the hiring of additional personnel, making some activities more difficult, time-consuming or costly, and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

The Sarbanes-Oxley Act requires, among other things, that we maintain disclosure controls and procedures and internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place, as well as maintaining these controls and procedures, is a costly and time-consuming effort that needs to be re-evaluated frequently. Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires that we annually evaluate our internal control over financial reporting to enable management to report on, and our independent auditors to audit as of the end of each fiscal year, the effectiveness of those controls. In connection with the Section 404 requirements, both we and our independent registered public accounting firm test our internal controls and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas for further attention or improvement.

Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, require the hiring of additional finance, accounting and other personnel, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, adequate internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could cause the market value of our common stock to decline.

Various rules and regulations applicable to public companies make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ liability insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent for purposes of The NASDAQ Global Market rules, will be significantly curtailed.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in Boston, Massachusetts, where we occupy approximately 8,000 square feet of office space under a lease that expires in 2019. We also rent approximately 6,000 square feet of office space in King of Prussia, Pennsylvania on a monthly basis that expires in 2021.

Item 3.	Legal Proceedings

Intermezzo Patent Litigation

In July 2012, we received notifications from three companies, Actavis Elizabeth LLC, or Actavis Elizabeth, Watson Laboratories, Inc.—Florida, or Watson, and Novel Laboratories, Inc., or Novel, in September 2012 from each of Par Pharmaceutical, Inc. (“Par”) and Par Formulations Private Ltd., together, the Par Entities, in February 2013 from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., together, Dr. Reddy’s, and in July 2013 from TWi Pharmaceuticals, Inc., or Twi, stating that each has filed with the FDA an Abbreviated New Drug Application, or ANDA, that references Intermezzo.

•

Actavis Elizabeth & Watson: In the July 2012 notifications, Actavis Elizabeth  and Watson indicated that each company’s ANDA includes Paragraph IV patent certifications to our U.S. Patent Nos. 7,658,945 (expiring April 15, 2027) and 7,682,628 (expiring February 16, 2025) (together, the “’945 and ’628 Patents”). On November 28, 2012, Watson withdrew its ANDA, and, as a result of such withdrawal, on December 18, 2012, we and Purdue Pharma agreed to voluntarily dismiss the action without prejudice and on December 20, 2012 a court order was entered to such effect. The dismissal of Watson’s ANDA had no effect on the ANDA filed by Actavis Elizabeth, a wholly owned subsidiary of Watson Pharmaceuticals, Inc. On January 24, 2013, Actavis Elizabeth notified us that it had included Paragraph IV patent certifications to our U.S. Patent Nos. 8,242,131 (expiring August 20, 2029) and 8,252,809 (expiring February 16, 2025) (together, the “’131 and ’809 Patents”).

•

Novel: In the July 2012 notifications, Novel indicated that its ANDA included Paragraph IV patent certifications to the ’945 and ’628 Patents. On December 10, 2012, Novel notified us that it has included Paragraph IV patent certifications to the ’131 and ’809 Patents.

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

In August 2012, September 2012, and October 2012, respectively, we joined Purdue Pharma in filing actions against Actavis Elizabeth, Watson and certain of their affiliates, Novel, and the Par Entities, in each action alleging patent infringement and seeking injunctive and other relief. In December 2012, we and Purdue Pharma agreed to voluntarily dismiss the action against Watson without prejudice following its withdrawal of its ANDA application on November 28, 2012. On December 20, 2012, a court order was entered to such effect. The dismissal of Watson’s ANDA had no effect on the ANDA filed by Actavis Elizabeth, a wholly owned subsidiary of Watson Pharmaceuticals, Inc. After receiving the supplemental notifications referenced above, we and Purdue Pharma amended our pending complaints against Actavis Elizabeth and Novel to also allege infringement of the ’131 and ’809 patents, as well as the ’628 patent previously asserted against those companies. The actions against the Par Entities alleged infringement of the ’131 and ’809 patents. In September 2013, we and Purdue Pharma agreed to voluntarily dismiss the action against one of the two Par Entities, Par Formulations Private Ltd., following that Par Entity’s withdrawal of its ANDA. The action against the other Par Entity, Par, remained pending and continued to allege infringement of the ’131 and ’809 patents. On November 24, 2014, we joined Purdue Pharma in filing a stipulation with Par in the Consolidated Action (described below) that (a) we, Purdue Pharma, and Par agreed be bound by any final judgment in the Consolidated Action concerning the validity or enforceability of the ’131 patent, and (b) Par agreed to stipulate to infringement of any claim of the ’131 patent asserted against it Par’s then-pending motion for summary judgment was denied (as it was, on November 25, 2014). Under the stipulation, Paratek, Purdue Pharma, and Par agreed to stay the New Jersey action against Par. The U.S. District Court for the District of New Jersey (the “New Jersey District Court”) entered the stipulation on November 25, 2014.

In April 2013, we joined Purdue Pharma in filing an action against Dr. Reddy’s, alleging patent infringement of the ’628, ’131, and ’809 patents, and seeking injunctive and other relief. The New Jersey District Court has consolidated our actions against each of the above-referenced generic companies into a single action.

In August 2013, we joined Purdue Pharma in filing two actions against TWi. The first action against TWi was filed on August 20, 2013 in the New Jersey District Court, and the second action against TWi was filed on August 22, 2013 in the U.S. District Court for the Northern District of Illinois. Each action alleges patent infringement of the ’131 and ’809 patents, and seeks injunctive and other relief. On October 17, 2013, TWi filed answers and counterclaims in both New Jersey and Illinois, in both cases seeking declarations of non-infringement and invalidity as to the ’945, ’628, ’131, and ’809 patents, as well as other relief. On January 13, 2014, the Illinois action against TWi was stayed pending dismissal of the New Jersey action against TWi, or further order of the Illinois court. On January 24, 2014, we and Purdue Pharma provided TWi with a covenant not to sue TWi based on its current ANDA formulation under the ’945 or ’628 patents, and on February 28, 2014, we and Purdue Pharma filed a motion to dismiss TWi’s counterclaims pertaining to the ’945 or

’628 patents based on the tendering of that covenant not to sue. On April 9, 2014, the New Jersey court denied the motion of Paratek and Purdue Pharma. On July 22, 2014, the New Jersey court entered a consent decree and partial final judgment of non-infringement in TWi’s favor on the ’945, ’628, and ’809 patents.

On February 26, 2014, New Jersey District Court consolidated the action against TWi with the existing Consolidated Action against Actavis Elizabeth, Novel, Par, and Dr. Reddy’s. On November 26, 2014, we joined Purdue Pharma in filing a stipulation with TWi in the Consolidated Action that (a) Paratek, Purdue Pharma, and TWi agreed be bound by any final judgment in the Consolidated Action concerning the infringement, validity, or enforceability of the ‘131 patent, (b) TWi agreed to stipulate to infringement of any claim of the ‘131 patent asserted against it that any defendant in the Consolidated Action was found to infringe and (c) TWi would be deemed not to infringe any such claim that all defendants in the Consolidated Action were found not to infringe. Under the stipulation, Paratek, Purdue Pharma, and TWi agreed to stay the New Jersey action against TWi. The New Jersey District Court entered the stipulation on December 1, 2014.

The New Jersey District Court held a consolidated trial between December 1, 2014 and December 15, 2014 involving us, Purdue Pharma, and their patent infringement claims against Actavis Elizabeth, Novel, and Dr. Reddy’s.  (Shortly before trial, Par and TWi each stipulated to be bound by the district court’s judgment as to Actavis Elizabeth, Novel, and Dr. Reddy’s). The New Jersey District Court then received post-trial briefing and held a February 13, 2015 post-trial hearing. On March 27, 2015, the New Jersey District Court issued an order and accompanying opinion finding that: (a) the asserted claims of U.S. Patent Nos. 7,682,628, 8,242,131, and 8,252,809, are invalid as obvious; (b) Actavis Elizabeth, Novel, and Dr. Reddy’s each infringe the ‘131 patent; (c) Novel infringes the ‘628 patent; and (d) Novel and Dr. Reddy’s each infringe the ‘809 patent. On April 9, 2015, the New Jersey District Court entered final judgment consistent with the March 27, 2015 opinion and order referenced above, as well as the pretrial stipulations of Par and TWi.

We and Purdue Pharma jointly appealed the New Jersey District Court’s final judgment as to the '131 patent to the United States Court of Appeals for the Federal Circuit on May 6, 2015.  On January 8, 2016 the United States Court of Appeals for the Federal Circuit affirmed the decision of the New Jersey District Court, and no opinion accompanied the judgment.

We are considering our options in response to the United States Court of Appeals for the Federal Circuit’s findings. We do not currently expect that this ruling will materially and adversely affect our financial condition or business. In connection with the Merger in October 2014, the former shareholders of Transcept retained the right to receive (i) 100% of the royalty income received by us prior to October 30, 2016 and (ii) 90% of any cash proceeds from a sale or disposition of Intermezzo (less all fees and expenses incurred by us in connection with such sale or disposition following the closing of the merger); provided that such sale or disposition occurs prior to October 30, 2016.

As a result of the New Jersey District Court’s findings and subsequent affirmation by the United States Court of Appeals for the Federal Circuit, we anticipate that the intangible assets representing Intermezzo product rights will be impaired and the related contingent obligation will be reduced during the first quarter of 2016 in light of an expected decline in Intermezzo sales. Refer to Note 7, Intangible Assets, net, and Note 12, Fair Value Measurements, respectively, in the accompanying notes to our consolidated financial statements for description of the Intermezzo product rights and related contingent obligations.

Patent Term Adjustment Suit

In January 2013, we filed suit in the Eastern District of Virginia against the United States Patent and Trademark Office (“USPTO”) seeking recalculation of the patent term adjustment of the ’131 Patent. Purdue Pharma has agreed to bear the costs and expenses associated with this litigation. In June 2013, the judge granted a joint motion to stay the proceedings pending a remand to the USPTO, in which the USPTO is expected to reconsider its patent term adjustment award in light of decisions in a number of appeals to the Federal Circuit, including Novartis AG v. Lee 740 F.3d 593 (Fed. Cir. 2014). Since having issued final rules implementing the Novartis decision, the USPTO has been working through the civil action cases and issuing remand decisions. Our case is on remand until the USPTO makes its decision on the recalculation of the patent term adjustment.

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

	Sales Price
	High	Low
Year ended December 31, 2014
First quarter	$41.76	$35.38
Second quarter	$39.36	$22.20
Third quarter	$45.96	$23.40
Fourth quarter	$39.80	$16.00
Year ended December 31, 2015
First quarter	$38.88	$23.00
Second quarter	$32.78	$23.41
Third quarter	$28.74	$18.77
Fourth quarter	$24.00	$15.02

On October 30, 2014, Transcept completed a business combination with Paratek. Transcept securities listed on The NASDAQ Global Market, trading under the ticker symbol “TSPT,” were suspended for trading as of the close of business on Thursday, October 30, 2014 and trading of Paratek securities on The NASDAQ Global Market under the ticker symbol “PRTK” commenced on Friday, October 31, 2014.

The closing price of our common stock as reported by The NASDAQ Global Market on February 29, 2016 was $15.28 per share. As of February 29, 2016, there were approximately 77 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during 2015 that were not registered under the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

In connection with the Loan Agreement with Hercules, we issued 44,782 shares of our common stock to Hercules Technology Growth Capital, Inc. for an aggregate purchase price of approximately $1.0 million on September 30, 2015, at a price per share of $22.33. The shares were issued pursuant to an exemption provided by Section 4(a)(2) of the Securities Act. Accordingly, the shares are subject to resale limitations and may be resold only pursuant to an effective registration statement or an exemption from registration.

On September 30, 2015, in connection with the Loan Agreement with Hercules, we issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase our common stock, the “Hercules Warrants”. Each one of the Hercules Warrants is exercisable for 16,346 shares of our common stock at an exercise price of $24.47 per share. The Hercules Warrants’ total relative fair value of $288,000 was determined using a Black-Scholes option-pricing model, as described in Note 10, Common Stock, in the accompanying notes to the consolidated financial statements, and was included as a discount to the Term Loan. The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividends payments. The Hercules Warrants are exercisable at any time until the earlier of five years from issuance and the consummation of a Public Acquisition, as defined in each of the Hercules Warrant agreements, and will be exercised automatically on a net issuance basis if not exercised prior to the termination date and if the then-current fair market value of one share of common stock is greater than the exercise price then in effect. The issuance of the Hercules Warrants was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

No underwriters were involved in the foregoing sales of securities. The securities were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2), relative to transactions by an issuer not involving any public offering. Each purchaser of securities described above represented to us in connection with its purchase that it was an “accredited investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act and was acquiring shares for its own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the fourth quarter of 2015.

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

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$-	$4,342	$478
Operating expenses:
Research and development	50,765	5,014	4,631
General and administrative	19,988	5,848	3,387
Merger-related costs	-	1,278	-
Impairment of intangible assets	2,860	-
Change in fair value of contingent consideration	(3,560)	-
Total operating expenses	70,053	12,140	8,018
Loss from operations	(70,053)	(7,798)	(7,540)
Non-operating (expense) income, net	(807)	(10,037)	2,887
Net loss	(70,860)	(17,835)	(4,653)
Unaccreted dividends on convertible preferred stock	-	(1,927)	(6,766)
Net loss attributable to common stockholders	$(70,860)	$(19,762)	$(11,419)
Net loss per share, basic and diluted	$(4.29)	$(7.82)	$(185.13)
Weighted average common shares outstanding, basic and diluted	16,502	2,529	62

	As of December 31,
	2015	2014
Selected Consolidated Balance Sheet Data:
Cash	$131,302	$95,856
Total assets	145,918	109,967
Working capital	121,915	97,588
Current liabilities	20,502	3,741
Long-term obligations, less current portion	24,176	11,002
Common stock and additional paid-in capital	369,966	293,090
Accumulated deficit	(268,726)	(197,866)
Total stockholders’ equity	101,240	95,224

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our first late-stage, lead antibacterial product candidate, omadacycline, is a novel, broad-spectrum antibiotic being developed for potential use as an empiric monotherapy for serious, community-acquired bacterial infections where antibiotic resistance is of concern for treating physicians. Empiric monotherapy refers to the use of a single, antibacterial agent to begin treatment of an infection before the specific pathogen causing the infection has been identified. We believe omadacycline, if approved, will be used in the emergency room, hospital and community care settings. We have designed omadacycline to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad spectrum antibacterial activity, IV and oral formulations with once-daily dosing, no known drug interactions, and a favorable safety and tolerability profile. We believe that omadacycline has the potential to become the primary antibiotic choice of physicians for use as a monotherapy antibiotic for ABSSSI, CABP, or UTI, and other serious community-acquired bacterial infections, where resistance is of concern.  Omadacycline entered Phase 3 clinical development for the treatment of ABSSSI in June 2015. In January, we announced that the top-line data read-out for this trial will occur in the middle of 2016.  Further, an independent data-safety monitoring board has recommended that this trial continue forward as designed.  On November 9, 2015, we announced that the first patient was dosed in a Phase 3 clinical study for the treatment of CABP. We anticipate results for CABP in the second half of 2017. We also plan to initiate a Phase 1 clinical study in UTI in the second quarter of 2016 and a Phase 1 clinical study in acute sinusitis in the second half of 2016.

Our second Phase 3 antibacterial product candidate, sarecycline, previously known as WC3035, is a new, once-daily, tetracycline-derived compound designed for use in the treatment of acne and rosacea. We believe that, based upon the data generated to-date, sarecycline possesses favorable anti-inflammatory activity, plus narrow-spectrum antibacterial activity relative to other tetracycline-derived molecules, oral bioavailability, does not cross the blood-brain barrier, and possesses favorable pharmacokinetic, or PK, properties that we believe make it particularly well-suited for the treatment of inflammatory acne in the community setting. We have exclusively licensed U.S. development and commercialization rights to sarecycline for the treatment of acne to Allergan plc, or Allergan, while retaining development and commercialization rights in the rest of the world. Allergan has informed us that sarecycline entered Phase 3 clinical trials in December 2014 for acne vulgaris. We have also granted Allergan an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States which converted to a non-exclusive license in December 2014 after Allergan did not exercise its development option with respect to rosacea. There are currently no clinical trials with sarecycline in rosacea underway.

To date, we have devoted a substantial amount of our resources to research and development efforts, including conducting clinical trials for omadacycline, protecting our intellectual property and providing general and administrative support for these operations. We have not yet submitted any product candidates for approval by regulatory authorities, and we do not currently have rights to any products that have been approved for marketing in any territory. We have not generated any revenue from product sales and to date have financed our operations primarily through private placements of our common and convertible preferred stock, note financings, research and development collaborations, our public offering of our common stock and, to a lesser extent, through government grants, foundation support, line of credit financings, and equipment lease financings.

We have incurred significant losses since our inception in 1996.  Our accumulated deficit at December 31, 2015 was $268.7 million and our net loss for the year ended December 31, 2015 was $70.9 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, general and administrative costs associated with our operations and noncash items primarily associated with our note financings. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any.

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

Financing Activities

On January 12, 2015, we filed a registration statement on Form S-3 with the SEC to sell shares of our common stock, par value $0.001 per share, in an aggregate amount of up to $200.0 million to the public in a one or more registered offerings. Under this shelf registration statement, we completed an underwritten offering on May 5, 2015 of 3,089,000 shares of common stock at a public offering price of $24.50 per share, which includes 229,000 shares of common stock issued upon the exercise, in part, by the underwriters of an option to purchase additional shares. The aggregate proceeds received by us, after underwriting discounts and commissions and other offering expenses, were $70.4 million.

On September 30, 2015, we entered into the Loan Agreement with Hercules. Under the Loan Agreement, Hercules will provide access to term loans with an aggregate principal amount of up to $40.0 million. We initially drew a principal amount of $20.0 million, which was funded on September 30, 2015. Also on September 30, 2015, Hercules Technology Growth Capital, Inc. entered into a Stock Purchase Agreement with us to purchase 44,782 shares of our common stock resulting in proceeds to us of approximately $1.0 million.  We intend to use the net proceeds from the Loan Agreement and sale of common stock to Hercules for general corporate purposes, including support of late-stage clinical development opportunities for oral omadacycline.

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales. All of our revenue to date has been derived from license fees, milestone payments, reimbursements for research, development and manufacturing activities under licenses and collaborations, grant payments received from the NIH, and other non-profit organizations. We do not expect to generate revenue from product sales prior to 2018, at the earliest.

Research and Development Expense

Research and development expenses consisted primarily of costs directly incurred by us for the development of our product candidates, which include:

•	expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites that will conduct our clinical trials;
•	the cost of acquiring and manufacturing preclinical and clinical study materials and developing manufacturing processes;
•	direct employee-related expenses, including salaries, benefits, travel and stock-based compensation expense of our research and development personnel;
•	allocated facilities, depreciation, and other expenses, which include rent and maintenance of facilities, insurance and other supplies; and
•	costs associated with preclinical activities and regulatory compliance.

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

Our research and development activities in 2014 and 2013 were significantly curtailed as we worked within liquidity constraints. In particular, over these years we decreased:

•	external spending related to the development of omadacycline due to the delay in our clinical development program;
•	payroll and benefits costs through a reduction in force and other attrition;
•	facilities-related spending (as a result of the early termination of our lease on laboratory space); and
•	external spending on preclinical product candidates.

However, with available cash resources subsequent to closing of the Merger, in October 2014, follow-on offering of shares of common stock in May 2015, and borrowings under our Loan Agreement with Hercules, we have commenced activities to support our two Phase 3 clinical trials of omadacycline, one each for the treatment of ABSSSI and CABP. In the second quarter of 2016, we expect to begin a Phase 1 clinical study in UTI. In the second half of 2016, we expect to begin a Phase 1 clinical study in acute sinusitis. We expect our research and development expenditures to increase in 2016 compared to 2015.

We manage certain activities such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for omadacycline, sarecycline, and other projects during 2015, 2014 and 2013, are as follows:

	Year Ended December 31,
	2015	2014	2013
Omadacycline	$41,714	$1,834	$144
Sarecycline	—	—	6
Other external research	100	24	-
Total external costs	41,814	1,858	150
Other research and development costs	8,951	3,156	4,481
Total	$50,765	$5,014	$4,631

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel, including benefits, and stock-based compensation in our executive, legal, finance, business development, information technology, general operations and human resources departments.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

Revenue

	Year Ended December 31,		2015 Compared to 2014
	2015	2014	$ Change	% Change
Research and development collaboration	$-	$4,342	$(4,342)	(100%	)

We did not earn research and development collaboration revenue during the year ended December 31, 2015. Research and development collaboration revenue in 2014 primarily represents a $4.0 million milestone payment from Allergan for commencement of Phase 3 clinical trials of sarecycline and recognition of $0.3 million in deferred revenue upon the termination of a collaborative research, development and commercialization agreement with a leading global animal health provider. For 2014, revenue from Allergan represented 92% of our research and development revenue.

Research and Development Expense

	Year Ended December 31,		2015 Compared to 2014
	2015	2014	$ Change	% Change
Research and development	$50,765	$5,014	$45,751	912%

The increase in research and development expense for the year ended December 31, 2015 was primarily the result of initiation of our planned Phase 3 clinical trials of omadacycline and comprises higher costs incurred for CRO fees, investigator fees, professional fees and costs associated with clinical sites and laboratories of $28.8 million, manufacturing of clinical material and registration batches of $12.4 million, personnel-related costs of $3.0 million, primarily from increased headcount, as well as other research and development costs of $0.9 million associated with travel, technology, licensees and seminars.

General and Administrative Expense

	Year Ended December 31,		2015 Compared to 2014
	2015	2014	$ Change	% Change
General and administrative	$19,988	$5,848	$14,140	242%
Merger-related costs	-	1,278	(1,278)	(100%)
Total	$19,988	$7,126	$12,862	180%

The increase in general and administrative costs for the year ended December 31, 2015 was primarily due to growth in our corporate infrastructure to support a public company. Professional and consulting fees increased $6.7 million for the year compared to the prior year primarily due to higher legal, finance and accounting, and market research costs. Salaries and benefits, including stock-based compensation, increased $5.5 million for the year ended December 31, 2015. Other general and administrative expenses including insurance, facility and office expenses, and travel increased $1.6 million for the year ended December 31, 2015 compared to the prior year due to our overall growth.  During 2014, we also incurred direct merger-related third-party costs of $1.3 million.

Impairment of Intangible Assets

	Year Ended December 31,		2015 Compared to 2014
	2015	2014	$ Change	% Change
Impairment of intangible assets	$2,860	$—	$2,860	100%

We recorded impairment charges of $2.9 million against our intangible assets, Intermezzo and TO-2070 product rights, during the year ended December 31, 2015.  Intermezzo products rights were impaired as a result of the outcome of litigation that invalidated several Intermezzo patents as obvious and triggered an evaluation of the carrying value and related contingent liability in light of an expected decline in Intermezzo sales. TO-2070 product rights were impaired due to significant uncertainty concerning SNBL’s ability to find a potential partner to co-develop the rights as of December 31, 2015 and triggered an evaluation of the carrying value and related contingent liability. Refer to Note 7, Intangible Assets, Net, in the accompanying notes to the consolidated financial statements for additional information.

Changes in Fair Value of Contingent Obligations

	Year Ended December 31,		2015 Compared to 2014
	2015	2014	$ Change	% Change
Changes in fair value of contingent obligations	$(3,560)	$—	$(3,560)	(100%	)

We recorded a $3.6 million reduction in the fair value of our contingent obligations to former Transcept shareholders during the year ended December 31, 2015. The reduction in fair value was identified in conjunction with the outcome of litigation that invalidated several Intermezzo patents as obvious and triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent obligations in light of an expected decline in Intermezzo sales. In addition, during the fourth quarter, we were made aware of the unlikelihood that SNBL will find a potential partner to co-develop the TO-2070 asset. This significant uncertainty triggered an evaluation of the carrying value of the TO-2070 product rights and related contingent obligation to former Transcept shareholders. Refer to Note 12, Fair Value Measurements, in the accompanying notes to the consolidated financial statements for additional information.

Other Income and Expense

	Year Ended December 31,		2015 Compared to 2014
	2015	2014	$ Change	% Change
Other income and expense:
Interest expense, net	$(770)	$(718)	$52	7%
Loss on exchange of non-convertible notes for common stock	-	(9,020)	9,020	(100%)
Loss on mark-to-market of notes and warrants	-	(120)	120	(100%)
Other income (expense), net	(37)	(179)	142	(79%)
Total	$(807)	$(10,037)	$9,230	(92%)

Interest Expense, Net

Interest expense for the year ended December 31, 2015 represents interest expense from the Term Loan with Hercules of $0.6 million and the accretion of interest expense on the Intermezzo Reserve in 2015 of $0.1 million as compared to non-cash interest accruing on our non-convertible notes outstanding during the year ended December 31, 2014. In connection with the Merger in October 2014, the non-convertible notes were all exchanged for common stock and interest no longer accrues. Our obligation to the former collaborative partner was also re-negotiated in June 2014 and interest no longer accrues.

(Losses) and Gains Associated with Notes and Warrants

In 2014, we engaged in several fundraising and re-capitalization transactions that gave rise to substantial non-operating gains and losses. During 2014, we recognized a $9.0 million non-cash loss on the exchange of non-convertible notes for common stock in connection with the Merger and October 2014 recapitalization transactions.

Comparison of the Years Ended December 31, 2014 and 2013

Revenue

	Year Ended December 31,		2014 Compared to 2013
	2014	2013	$ Change	% Change
Research and development collaboration	$4,342	$478	$3,864	808%

Research and development collaboration revenue in 2014 principally related to a $4.0 million milestone payment from Allergan for commencement of Phase 3 clinical trials of sarecycline and recognition of $0.3 million in deferred revenue upon the termination of a collaborative research, development and commercialization agreement with a leading global animal health provider. Revenue in 2013 principally related to research and development revenue earned under various collaborations. For 2014 and 2013, revenue from Allergan represented 92% and 32% of our research and development revenue, respectively.

Research and Development Expense

	Year Ended December 31,		2014 Compared to 2013
	2014	2013	$ Change	% Change
Research and development	$5,014	$4,631	$383	8%

The increase in research and development expense in 2014 from 2013 principally related to an increase in compensation, recruiting and other personnel-related costs and preparation for our planned Phase 3 clinical trials of omadacycline.

General and Administrative Expense

	Year Ended December 31,		2014 Compared to 2013
	2014	2013	$ Change	% Change
General and administrative	$5,848	$3,387	$2,461	73%
Merger-related costs	1,278	-	1,278	100%
Total	$7,126	$3,387	$3,739	110%

The increase in general and administrative expense in 2014 from 2013 principally related to a $1.5 million increase in professional and consulting services (including legal, accounting, and audit), a $0.8 million increase in compensation, recruiting and other personnel-related costs, and a $0.3 million increase in insurance premiums associated with being a public company. During 2014 we also incurred direct merger-related third-party costs of $1.3 million.

Other Income and Expense

	Year Ended December 31,		2014 Compared to 2013
	2014	2013	$ Change	% Change
Other income and expense:
Interest expense, net	$(718)	$(294)	$(424)	144%
Loss on exchange of non-convertible notes for common stock	(9,020)	-	(9,020)	100%
(Loss) gain on mark-to-market of notes and warrants	(120)	8,051	(8,171)	(101%)
Loss on issuances of notes and associated equity	-	(4,988)	4,988	(100%)
Other (losses) and gains, net	(179)	118	(297)	(252%)
Total	$(10,037)	$2,887	$(12,924)	(448%)

Interest expense, net

Interest expense was principally non-cash interest accruing on our convertible and non-convertible notes outstanding during 2014 and 2013, as well as on an outstanding obligation to Novartis. In connection with the Merger; however, the notes were all exchanged for common stock and interest no longer accrued on them. Our obligation to Novartis was also re-negotiated in June 2014 and interest no longer accrued on it.

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

Liquidity and Capital Resources

Prior to the Merger and recapitalization in October 2014 we were subject to significant liquidity constraints. During 2014, we curtailed our research and development and other operating activities as we worked within financial constraints. We had financed our operations primarily through private placements of convertible preferred stock, note financings, research and development collaborations and, to a lesser extent, through government grants, foundation support, lines of credit and equipment lease financing. Immediately prior to the Merger, Old Paratek sold 8,068,766 shares of its common stock for an aggregate purchase price of $93.0 million to certain existing Paratek stockholders and certain new investors in Paratek.

On January 12, 2015, we filed a registration statement on Form S-3 with the SEC to sell shares of our common stock, par value $0.001 per share, in an aggregate amount of up to $200.0 million to the public in one or more registered offerings. Under this shelf registration statement, we completed an underwritten offering on May 5, 2015 of 3,089,000 shares of common stock at a public offering price of $24.50 per share, which includes 229,000 shares of common stock issued upon the exercise, in part, by the underwriters of an option to purchase additional shares. The aggregate proceeds received by us, after underwriting discounts and commissions and other offering expenses, were $70.4 million. We borrowed $20.0 million under the Loan Agreement executed with Hercules on September 30, 2015, and have access to an additional $20.0 million through December 31, 2016 under the same agreement.  We have used and intend to continue to use the net proceeds from the offering and Loan Agreement, together with our existing cash, to fund our ongoing and planned clinical trials of omadacycline, to fund development to advance our pipeline of preclinical candidates, and for working capital and other general corporate purposes.

At December 31, 2015, we had cash and cash equivalents of $131.3 million.

The following table summarizes our cash provided by and (used in) operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash used in operating activities	$(54,682)	$(18,533)	$(6,359)
Net cash (used in) provided by investing activities	(603)	13,667	396
Net cash provided by financing activities	90,731	99,510	6,159

Operating Activities

Cash used in operating activities for 2015 of $54.7 million is primarily the result of our $70.9 million net loss offset in part by a $14.0 million increase in accounts payable and accrued expenses mainly associated with the clinical development of omadacycline.  The remainder of the increase represents the net impact of $5.6 million in non-cash items, including the $2.9 million impairment of Intermezzo and TO-2070 product rights, $5.8 million in depreciation, amortization and stock-based compensation expense, $0.5 million in non-cash interest expense, offset by a $3.6 million reduction in contingent obligations to former Transcept shareholders. Our $18.5 million use of cash in operating activities for 2014 compares to $6.4 million of cash used in operating activities in 2013. During 2014 and 2013, we significantly curtailed our research and development and other operating activities as we worked within financial constraints.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 is the result of purchases of fixed assets and a decrease in restricted cash representing payments made from the Intermezzo Reserve. Net cash provided by investing activities for 2014 is primarily the result of the net cash acquired in the October 2014 Merger. Other investing activities in 2014 and 2013 included purchases and sales of equipment and a security deposit associated with an operating lease.

Financing Activities

Net cash provided by financing activities for 2015 is primarily comprised of the following:

•	$70.4 million from an underwritten offering of 3,089,000 shares of common stock;
•	$19.2 million, net of issuance costs, on the Hercules Term Loan plus interest payments beginning in the fourth quarter of 2015; and
•	$1.0 million in proceeds received from the sale of 44,782 shares of common stock to Hercules.

Net cash provided by financing activities for 2014 is primarily comprised of the following:

•	$89.8 million from the October 2014 issuance of 8,068,766 shares of common stock concurrent with the Merger with Transcept and other re-capitalization activities
•	$5.1 million from a bridge loan from Transcept over the course of the third quarter of 2014 in advance of the Merger; and
•	$5.5 million from the issuance of senior secured, non-convertible promissory notes in March 2014.

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

We have not completed development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	conduct our Phase 3 clinical trials of omadacycline;
•	seek regulatory approvals for omadacycline, assuming that is successfully completes clinical trials;
•	establish a sales, marketing and distribution infrastructure and increases to our manufacturing capabilities to commercialize omadacycline; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

Based upon our current operating plan, we anticipate that our cash and cash equivalents of $131.3 million will enable us to fund our operating expenses and capital expenditure requirements through the un-blinding of top line results in the Phase 3 CABP clinical trial, assuming that this occurs in the second half of 2017, consistent with our expectations. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the unknown extent to which we will enter into collaborations with third parties to participate in the development and commercialization of our product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of equity offerings, debt financings, strategic collaborations and grant funding. We do not have any committed external sources of funds other than our collaboration with Allergan, which is terminable by Allergan upon prior written notice, and the undrawn balance on the Loan Agreement with Hercules. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholders’ rights. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Off-Balance Sheet Arrangements

During 2015 and 2014 we did not engage in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Estimates relate to aspects of our revenue recognition, accrued expenses, tax valuation reserves, useful lives and carrying values of our long-lived tangible and intangible assets and, historically, fair value of our common stock as a private company. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

We recognize upfront license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations could be determined, such obligations are accounted for separately as the obligations are fulfilled. If the license is considered to either not have stand-alone value or have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement is accounted for as a single unit of accounting, and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations will be performed.

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we determine the period over which the performance obligations will be performed and revenue will be recognized. If we are not able to reasonably estimate the timing and the level of effort to complete our performance obligations under an arrangement, then we recognize revenue under the arrangement on a straight-line basis over the period that we expected to complete our performance obligations, which is reassessed at each subsequent reporting period.

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

We determined whether the performance obligations under the Allergan Collaboration Agreement could be accounted for separately or as a single unit of accounting. We determined that the license, participation on steering committees and research and development services performance obligations during the research period of the Allergan Collaboration Agreement represented a single unit of accounting. As we could not reasonably estimate its level of effort, we recognized revenue from the upfront payment, milestone payment and research and development services payments using the contingency-adjusted performance model over the expected development period. The development period was completed in June 2010. Under this model, when a milestone was earned or research and development services were rendered, revenue was immediately recognized on a pro-rata basis in the period the milestone was achieved or services were delivered based on the time elapsed from the effective date of the agreement. Thereafter, the remaining portion was recognized on a straight-line basis over the remaining development period. We have determined that each potential future clinical, regulatory and commercialization milestone is substantive. In making this determination, pursuant to the accounting guidance on revenue recognition for milestone payments, we considered and concluded that each individual milestone: (i) relates solely to the past performance of the intellectual property to achieve the milestone; (ii) is reasonable relative to all of the deliverables and payment terms in the arrangement; and (iii) is commensurate with the enhanced value of the intellectual property as a result of the milestone achievement. As our obligations under this arrangement have been completed, all future milestones, which are all considered substantive, will be recognized as revenue when achieved.

Also, at our discretion, we may provide manufacturing process development services to Allergan in exchange for full-time equivalent based cost reimbursements. We determined that the manufacturing process development services are considered a separate unit of accounting as (i) they are set at our discretion, (ii) they have stand-alone value, as these services could be performed by third parties, and (iii) the full-time equivalent rate paid for such services rendered is considered fair value. Therefore, we recognize cost reimbursements for manufacturing process development services as revenue as the services are performed.

We did not enter into any significant multiple element arrangements or materially modify any of our other existing multiple element arrangements during the years ended December 31, 2015, 2014 or 2013.

We record deferred revenue when payments are received in advance of the culmination of the earnings process. This revenue is recognized in future periods when the applicable revenue recognition criteria have been met.

Fixed Assets

Fixed assets are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets, which range from three to six years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the respective lease on a straight-line basis. Upon sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in results of operations. Repair and maintenance costs are expensed as incurred.

Valuation of Other Long-Lived Intangible Assets

Our finite-lived intangible assets are stated at cost less accumulated amortization. We calculate amortization expense by the straight-line method using estimated useful lives of the related assets, which range from three to five years. We review finite-lived assets for impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset (or asset group) may not be recoverable. Our impairment review is based on an estimate of the undiscounted cash flows at the lowest level for which identifiable cash flows exist and impairment occurs when the book value of the asset exceeds the estimated future undiscounted cash flows generated by the asset. When an impairment is indicated, a charge is recorded for the difference between the book value of the asset and its fair value. Depending on the asset, estimated fair value may be determined either by use of a discounted cash flow model, or by reference to estimated selling values of assets in a similar condition.

We recorded impairment charges of $2.9 million against our intangible assets, Intermezzo and TO-2070 product rights, during the year ended December 31, 2015.  Intermezzo products rights were impaired as a result of the outcome of litigation that invalidated several Intermezzo patents as obvious and triggered an evaluation of the carrying value and related contingent liability in light of an expected decline in Intermezzo sales. TO-2070 product rights were impaired due to significant uncertainty concerning SNBL’s ability to find a potential partner to co-develop the rights as of December 31, 2015 and triggered an evaluation of the carrying value and related contingent liability. We did not record an impairment charge for the year ended December 31, 2014.

Valuation of Goodwill

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is inherently subjective in nature and often involves the use of significant estimates and assumptions based on known facts and circumstances at the time we perform the valuation. The use of different assumptions, inputs and judgments or changes in circumstances could materially affect the results of the valuation and could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. We did not record an impairment charge relating to goodwill for the years ended December 31, 2015 and 2014.

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

We base our expenses on our estimates of the services received and efforts expended pursuant to contractual arrangements with CROs, professional service firms and other vendors. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differs from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. To date, there have been no material differences from our estimates to the amount actually incurred.

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

Leases

We lease our facilities under non-cancelable operating leases that expire at various dates through October 2021. The leases contain rent escalation and rent holiday, which are being accounted for as rent expense under the straight-line method.  Deferred rent is included in accounts payable and other accrued expenses in the consolidated balance sheet.

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

Stock-Based Compensation

We account for our stock-based awards in accordance with ASC Topic 718, Compensation—Stock Compensation, or ASC 718, which requires all stock-based payments to employees, including grants of employee stock options, modifications to existing stock options, and restricted stock unit awards, to be recognized as expense based on their fair values. We recognize the compensation cost of awards subject to performance-based vesting conditions over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance. If achievement of the performance condition is not probable, but the award will vest based on the service condition, we recognize the expense over the requisite service period. We account for stock-based awards to non-employees using the fair value method on a straight-line basis over the associated service period of the award.

We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (1) the expected volatility of our stock, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the lack of a public market for our common stock prior to the completion of the Merger on October 30, 2014, and resulting lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we have selected companies with characteristics that we believe are comparable to ours, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period as the calculated expected term of our stock-based awards. During 2015, we began to blend our stock price history, for the length of time we have market data for our stock, with the historical volatility of the group of similar public companies for the expected term of each grant to estimate volatility. We have estimated the expected life of our employee stock options as the average of the midpoints between vesting exercise date for each vesting-trance and the contractual term of the options as the last available exercise date of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.

We also estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from estimates. We use historical data to estimate pre-vesting option forfeitures to the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the consolidated financial statements is based on awards that are ultimately expected to vest. For the years ended December 31, 2015 and 2014, respectively, we applied an estimated forfeiture rate of approximately 9%.

Common Stock Fair Value

Prior to the Merger, per share estimates of the fair value of Old Paratek common stock represented the determination by its board of directors of the fair value of its common stock as of the date of grant, taking into consideration various objective and subjective factors, including those discussed below. This was principally for the purposes of issuing restricted stock and granting stock options to employees. The per share estimated fair value for stock option grants was computed based on the Black-Scholes option valuation model.

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

There were significant judgments and estimates inherent in the determination of these valuations during 2014 and 2013. These judgments and estimates included assumptions regarding its future performance, including the successful completion of its clinical trials and the time to completing an initial public offering or sale, as well as the determination of the appropriate valuation methods at each valuation date. If we had made different assumptions, the valuation could have been different.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We are currently evaluating the potential impact that this update may have on our financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements-Going Concern. The amendments in this update apply to all reporting entities and require an entity’s management, in connection with preparing financial statements for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for annual periods ending after December 15, 2016. Early application is permitted. We are currently evaluating the impact of this ASU.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810)-Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered variable interest entities, or VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2015. We are currently evaluating the impact the adoption of the ASU will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We adopted this guidance effective for the year ended December 31, 2015.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends Accounting Standards Codification, or ASC, 350, Intangibles - Goodwill and Other. The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar arrangements) includes a software license, and based on that determination, how to account for such arrangements. The ASU is effective for fiscal years, and interim periods therein, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. Early adoption is permitted. We adopted this guidance effective for the year ended December 31, 2015.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected. This ASU is effective for annual periods ending after December 15, 2016. Early application is permitted. We adopted this guidance effective for the year ended December 31, 2015.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), The ASU is effective for annual periods beginning after December 15, 2018. The amendment requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. Early application is permitted. We are currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future years (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$2,533	$592	$1,214	$599	$128
Licenses	325	25	50	50	200
Long-term debt	20,000	-	5,540	14,460	-
Total contractual cash obligations	$22,858	$617	$6,804	$15,109	$328

Lease

We lease our Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases expiring in 2019 and 2021, respectively. We entered into the King of Prussia and Boston leases in January 2015 and April 2015, respectively, and the lease terms are for six and four years, respectively, each with one renewal option for an extended term. The King of Prussia and Boston lease terms began in June 2015 and July 2015, respectively.  We are required to make additional payments under the facility operating leases for taxes, insurance, and other operating expenses incurred during the operating lease period.  The leases contain rent escalation and rent holiday, which are being accounted for as rent expense under the straight-line method.  Deferred rent is included in accounts payable and other accrued expenses and other liabilities in the consolidated balance sheet as of December 31, 2015.  We will record monthly rent expense of approximately $35,000 and $12,000 for the Boston and King of Prussia offices, respectively, on a straight-line basis over the effective lease terms.

Licenses

Under a license agreement with Tufts University, we are required to make aggregate regulatory milestone payments of up to $300,000 associated with the filing of an NDA and approval of its first product candidate, $50,000 of which has been paid. We are also obligated to pay Tufts a minimum royalty in the amount of $25,000 per year. We also agreed to pay Tufts royalties based on gross sales of products, as defined in the agreement, ranging in the low single digits depending on the applicable field of use for such product sale. Also, if we enter into a sublicense under the agreement, we agreed to pay Tufts a percentage, ranging from the low-to-mid teens based on the applicable field of use for such product, of the license maintenance fees or sublicense issue fees paid to us by the sublicensee and the lesser of a percentage, ranging from the low teens to the high twenties based on the applicable field of use for such product, of the royalty payments made to us by the sublicensee or the amount of royalty payments that would have been paid by us to Tufts if we had sold the product.

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

Long-Term Debt

On September 30, 2015, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology II, L.P., Hercules Technology III, L.P (together, “Hercules”) and certain other lenders, and Hercules Technology Growth Capital, Inc. (as agent).  Under the Loan Agreement, Hercules will provide us with access to term loans with an aggregate principal amount of up to $40.0 million, collectively, the "Term Loan". We initially drew a principal amount of $20.0 million, which was funded on September 30, 2015. The remaining $20.0 million available under the Loan Agreement can be drawn at our option in minimum increments of $10.0 million through December 31, 2016 (the “Draw Period”).The Term Loan is repayable in monthly installments commencing on April 1, 2018 through maturity on September 1, 2020. The interest rate is equal to the greater of (i) 8.5%, or (ii) the sum of 8.5%, plus the “prime rate” as reported in The Wall Street Journal minus 5.75% per annum. An end of term charge equal to 4.5% of the issued principal balance of the Term Loan is payable at maturity, including in the event of any prepayment, and is being accrued as interest expense over the term of the loan using the effective interest method. Borrowings under the Loan Agreement are collateralized by substantially all of our assets.

If we repay all or a portion of the term loans prior to maturity, in addition to the end of term charge, we will pay Hercules a prepayment fee as follows: (i) 2.0% of the then outstanding principal amount if the prepayment occurs prior to April 1, 2018 or (ii) no fee if the prepayment occurs on or after April 1, 2018.

Upon an Event of Default, an additional 5.0% interest will be applied and Hercules may, at its option, accelerate and demand payment of all or any part of the loan together with the prepayment and end of term charges. An Event of Default is defined in the Loan Agreement as (i) failure to make required payments; (ii) failure to adhere to financial, operating and reporting loan covenants; (iii) an event or development occurs that would be reasonably expected to have a material adverse effect; (iv) false representations in the Loan Agreement; (v) insolvency, as described in the Loan Agreement; (vi) levy or attachments on any of our assets; and (vii) default of any other agreement or subordinated debt greater than $1.0 million. In the event of insolvency, this acceleration and declaration would be automatic. In addition, in connection with the Loan Agreement, we agreed to provide Hercules with a contingent security interest in our bank accounts. Our control of our bank accounts is not adversely affected unless Hercules elects to obtain unilateral control of our bank accounts by declaring that an Event of Default has occurred. The principal of the Term Loan, which is not due within 12 months of December 31, 2015, has been classified as long-term as we determined that a material adverse effect resulting in Hercules exercising its rights under the subjective acceleration clause is remote.

Subject to certain terms, pursuant to the Loan Agreement, Hercules was also granted the right to participate in an amount of up to $2.0 million in subsequent sales and issuances of our equity securities to one or more investors for cash for financing purposes in an offering that is broadly marketed to multiple investors and at the same terms as the other investors. On September 30, 2015, Technology Growth Capital, Inc. entered into a Stock Purchase Agreement dated with us to purchase 44,782 shares of common stock resulting in proceeds to us of approximately $1.0 million.  The excess of proceeds received by us over the fair value of the common stock issued was allocated as a reduction of the fees paid to Hercules in conjunction with obtaining the initial $20.0 million draw of the Term Loan. See Note 14, Long-Term Debt, in the accompanying notes to the consolidated financial statements for further description.

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

Our cash as of December 31, 2015 consisted of cash and cash equivalent accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our cash. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our current cash balance. We intend to invest our existing cash into an investment portfolio in 2016 and we intend to develop that portfolio according to our investment policy such that our operating results or cash flows will not be affected to any significant degree by the effect of a sudden change in market interest rates on that investment portfolio.

We contract with contract research organizations and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise. As of December 31, 2015, substantially all of our total liabilities were denominated in U.S. dollars.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Paratek Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Paratek Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. Paratek Pharmaceuticals, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paratek Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Paratek Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2016, expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Vienna, Virginia

March 9, 2016

Paratek Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except for share and par value)

	Year Ended December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$131,302	$95,856
Restricted cash	2,443	—
Accounts receivable	745	4,434
Prepaid and other current assets	7,927	1,039
Total current assets	142,417	101,329
Restricted cash	250	2,946
Fixed assets, net	779	49
Intangible assets, net	1,349	4,814
Goodwill	829	829
Other long-term assets	294	—
Total assets	$145,918	$109,967
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable and other accrued expenses	$6,443	$2,915
Accrued contract research	11,583	826
Current portion of Intermezzo reserve	2,476	—
Total current liabilities	20,502	3,741
Long-term debt	19,565	—
Intermezzo reserve, net of current portion	-	2,850
Contingent obligations	1,000	4,560
Other liabilities	3,611	3,592
Total liabilities	44,678	14,743
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,608,615 and 14,417,936 issued and outstanding at December 31, 2015 and 2014, respectively	17	14
Additional paid-in capital	369,949	293,076
Accumulated deficit	(268,726)	(197,866)
Total stockholders’ equity	101,240	95,224
Total liabilities, convertible preferred stock and stockholders’ equity	$145,918	$109,967

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue
Research and development collaborations	$-	$4,342	$478
Operating expenses:
Research and development	50,765	5,014	4,631
General and administrative	19,988	5,848	3,387
Impairment of intangible assets	2,860	—	—
Merger-related costs	—	1,278	—
Changes in fair value of contingent consideration	(3,560)	—	—
Total operating expenses	70,053	12,140	8,018
Loss from operations	(70,053)	(7,798)	(7,540)
Other income and expenses:
Interest expense, net	(770)	(718)	(294)
Loss on exchange of non-convertible notes for common stock	—	(9,020)	—
(Loss) gain on mark-to-market of notes and warrants	—	(120)	8,051
Loss on issuance of convertible notes	—	—	(2,040)
Loss on issuance of equity associated with convertible notes	—	—	(2,948)
Other (losses) and gains, net	(37)	(179)	118
Net loss	(70,860)	(17,835)	(4,653)
Unaccreted dividends on convertible preferred stock	—	(1,927)	(6,766)
Net loss attributable to common stockholders	$(70,860)	$(19,762)	$(11,419)
Net loss per share attributable to common stockholders:
Basic and diluted net loss per common share	$(4.29)	$(7.82)	$(185.13)
Weighted average common shares outstanding
Basic and diluted	16,501,912	2,528,595	61,680

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Stock	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2012	$80,565	52,910	$—	$62,500	$(175,378)	$(112,878)
Issuance of common stock under stock option plan	—	4	—	1	—	1
Stock-based compensation expense	—	—	—	249	—	249
Issuance of common stock with 2013 Notes	—	14,586	—	2,948	—	2,948
Net loss	—	—	—	—	(4,653)	(4,653)
Balances at December 31, 2013	80,565	67,500	-	65,698	(180,031)	(114,333)
Issuance of common stock under stock option plan	—	67,500	—	290	—	290
Issuance of new Series A convertible preferred stock in exchange for previously issued preferred stock and convertible notes	21,140	—	—	—	—	—
Convertible preferred stock exchanged for common stock	(101,705)	3,249,231	3	101,702	—	101,705
Non-convertible note exchanged for common stock	—	1,335,475	1	15,393	—	15,394
Warrants for preferred stock exchanged for warrants for common stock	—	—	—	40	—	40
Issuance of common stock in the Merger	—	1,629,464	2	19,784	—	19,786
Issuance of common stock, net of expenses	—	8,068,766	8	89,753	—	89,761
Stock-based compensation expense	—	—	—	416	—	416
Net loss	—	—	—	—	(17,835)	(17,835)
Balances at December 31, 2014	—	14,417,936	14	293,076	(197,866)	95,224
Exercise of stock options	—	56,897	1	246	—	247
Issuance of common stock, net of expenses	—	3,133,782	2	71,277	—	71,279
Issuance of warrants for common stock	—	—	—	288	—	288
Stock-based compensation expense	—	—	—	5,062	—	5,062
Net loss	—	—	—	—	(70,860)	(70,860)
Balances at December 31, 2015	$—	17,608,615	17	$369,949	$(268,726)	$101,240

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(70,860)	$(17,835)	$(4,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	714	196	98
Stock-based compensation expense	5,062	706	249
Noncash interest expense	548	770	297
Impairment of intangible assets	2,860	—	—
Change in fair value of contingent consideration	(3,560)	—	—
Loss on convertible note	—	—	2,040
Loss on equity issuance associated with convertible notes	—	—	2,948
Loss on exchange of non-convertible notes for common stock	—	9,020	—
Loss (gain) on mark-to-market on convertible notes and preferred stock warrants	—	120	(8,051)
Other gains, net	17	(3)	(172)
Changes in operating assets and liabilities, net of effects of merger
Accounts receivable, prepaid, and other current assets	(2,705)	(4,764)	203
Accounts payable and accrued expenses	14,021	(6,401)	1,448
Other liabilities and other assets	(779)	—	(575)
Deferred revenue	—	(342)	(191)
Net cash used in operating activities	(54,682)	(18,533)	(6,359)
Investing activities
Cash acquired in connection with the Merger	—	13,688	—
Purchase of fixed assets	(856)	—	—
Decrease in restricted cash	253	—	—
Other investing activities	—	(21)	396
Net cash (used in) provided by investing activities	(603)	13,667	396
Financing activities
Proceeds from exercise of stock options	247	—	1
Proceeds from issuance of long-term debt, net of costs and debt discount	19,205	—	—
Proceeds from issuance of common stock, net	71,279	89,761	—
Proceeds from bridge loan—related party	—	5,100	—
Proceeds from issuance of non-convertible note	—	5,480	—
Proceeds from the issuance of convertible note	—	—	4,806
(Refund of) prefunding for financing	—	(831)	1,352
Net cash provided by financing activities	90,731	99,510	6,159
Net increase in cash	35,446	94,644	196
Cash at beginning of year	95,856	1,212	1,016
Cash at end of year	$131,302	$95,856	$1,212
Supplemental disclosure of noncash financing activities
Convertible preferred stock exchanged for common stock	$-	$101,705	$-
Fair value of warrants issued	$288	$-	$-
Issuance of new Series A convertible preferred stock in exchange for previously issued preferred stock and convertible notes	$-	$21,140	$-
Non-convertible note exchanged for common stock	$-	$15,394	$-
Settlement of bridge loan	$-	$5,100	$-
Conversion of prefunding to non-convertible note	$-	$520	$-
Supplemental disclosure of cash flow information
Cash paid for interest	$292	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	Organization

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

The Company has devoted a substantial amount of its resources to its research and development efforts and it has yet to generate significant revenue from product sales. Cash used in operations for the years ended December 31, 2015, 2014 and 2013 was $54.7 million, $18.5 million and $6.4 million, respectively, and as of December 31, 2015, the Company’s accumulated deficit was $268.7 million. As of December 31, 2015 the Company’s cash balance was $131.3 million. Based upon the Company’s current operating plan, it is anticipated that cash and cash equivalents will enable the Company to fund its operating expenses and capital expenditure requirements through the un-blinding of top line results in the Phase 3 CABP clinical trial, assuming that this occurs in the second half of 2017, consistent with our expectations.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain reclassifications were made to conform to the current presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of Paratek Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Paratek Pharma, LLC and Transcept Pharma, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, intangible assets, goodwill, contingent liabilities, derivative liabilities, convertible preferred stock warrants, stock-based compensation arrangements, clinical accruals, useful lives for depreciation and amortization of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

Restricted Cash

In accordance with the Merger Agreement, an initial amount of $3.0 million, or the Intermezzo Reserve, has been kept in a separate segregated bank account established at the closing date of the Merger. This account is utilized solely at the direction and in the discretion of the special committee of the Board of Directors, or the Special Committee or its authorized delegates in connection with the Special Committee’s management of the Intermezzo assets and the potential Intermezzo asset disposition. The balance of the Intermezzo Reserve was $2.4 million and $2.9 million as of December 31, 2015 and 2014, respectively.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash, restricted cash, and accounts receivable. The Company places its cash in an accredited financial institution and this balance is above federally insured amounts. The Company has no off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements. For the year ended December 31, 2014 and 2013, Allergan represented 92% and 32% of research and development revenue, respectively. At December 31, 2014, account receivable from Allergan represented 90% of accounts receivable.

Fixed Assets

Fixed assets are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets, which range from three to six years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the respective lease on a straight-line basis. Upon sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in results of operations. Repair and maintenance costs are expensed as incurred.

Intangible Assets

Amortization of intangible assets with finite lives is recognized over estimated useful lives ranging from three to five years, which the Company believes reasonably represents the time period in which the economic benefits of the intangible assets are consumed or otherwise realized.

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

Contingent Consideration

Contingent consideration arising from a business combination is included as part of the purchase price and is recognized at fair value as of the acquisition date. Subsequent to the acquisition date, the Company measures contingent consideration arrangements at fair value for each period until the contingency is resolved. These changes in fair value are recognized in the consolidated statements of operations. Changes in fair values reflect new information about the likelihood of the payment of the contingent consideration and the passage of time.

Convertible Preferred Stock

Convertible preferred stock is initially recorded at the proceeds received, net of issuance costs and value allocated to warrants, where applicable.

Convertible Preferred Stock Warrants

The Company accounts for free standing warrants as liabilities at their fair value. The Company’s existing warrants prior to the merger were exercisable into convertible preferred stock that was classified as mezzanine equity on the balance sheet and, as such, the fair value of the warrants was recorded as a liability. The Company measured the fair value at the end of each reporting period and recorded the change to other income (expense). The Company continued to record adjustments to the fair value of the warrants until the closing of the merger transaction on October 30, 2014, when they became warrants to purchase shares of common stock, at which point the warrants were no longer subject to ASC Topic 480, Distinguishing Liabilities From Equity. As of October 30, 2014, the then-current aggregate fair value of these warrants ($40,000), was reclassified from a liability to additional paid-in capital, a component of stockholders’ equity.

Leases

The Company leases our facilities under non-cancelable operating leases that expire at various dates through October 2021. The leases contain rent escalation and rent holiday, which are being accounted for as rent expense under the straight-line method.  Deferred rent is included in accounts payable and other accrued expenses in the consolidated balance sheet.

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

The Company did not enter into any significant multiple element arrangements or materially modify any of its existing multiple element arrangements during the years ended December 31, 2015, 2014 and 2013, except for the termination of an existing collaborative research, license and commercialization agreement with a leading global animal health provider and the termination of the SNBL Agreement. For further information, see Note 5.

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

Stock-Based Compensation

The Company accounts for its stock-based awards in accordance with ASC Topic 718, Compensation—Stock Compensation, or ASC 718, which requires all stock-based payments to employees, including grants of employee stock options, modifications to existing stock options, and restricted stock unit awards, to be recognized as expense based on their fair values. The Company recognizes the compensation cost of awards subject to performance-based vesting conditions over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance. If achievement of the performance condition is not probable, but the award will vest based on the service condition, the Company recognizes the expense over the requisite service period. The Company accounts for stock-based awards to non-employees using the fair value method on a straight-line basis over the associated service period of the award.

The Company estimates the fair value of its stock-based awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (1) the expected volatility of our stock, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the lack of a public market for the Company’s common stock prior to the completion of reverse merger on October 30, 2014, and resulting lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, the Company has selected companies with characteristics that are comparable, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period as the calculated expected term of its stock-based awards. During 2015 the Company began to blend its stock price history, for the length of time it has market data for its stock and the historical volatility of similar public companies for the expected term of each grant. The Company has estimated the expected life of its employee stock options as the average of the midpoints between vesting exercise date for each vesting-trance and the contractual term of the options as the last available exercise date of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.

The Company also estimates forfeitures at the time of grant, and revises those estimates in subsequent periods if actual forfeitures differ from estimates. The Company uses historical data to estimate pre-vesting option forfeitures to the extent that actual forfeitures differ from its estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the consolidated financial statements is based on awards that are ultimately expected to vest. For the years ended December 31, 2015 and 2014, respectively, the Company applied an estimated forfeiture rate of approximately 9%.

Other Income (Expense)

The Company records gains and losses on the change in fair value of convertible preferred stock warrants, the change in fair value of derivative liabilities and other one-time income or expense-related items in other income (expense) on the Company’s consolidated statements of operations.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating the potential impact that this update may have on the Company’s financial position and results of operations.

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

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements-Going Concern. The amendments in this update apply to all reporting entities and require an entity’s management, in connection with preparing financial statements for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for annual periods ending after December 15, 2016. Early application is permitted. The Company is currently evaluating the impact of this ASU.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted this guidance effective for the year ended December 31, 2015.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350, Intangibles - Goodwill and Other. The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar arrangements) includes a software license, and based on that determination, how to account for such arrangements. The ASU is effective for fiscal years, and interim periods therein, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. Early adoption is permitted. The Company adopted this guidance effective for the year ended December 31, 2015.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected. This ASU is effective for annual periods ending after December 15, 2016. Early application is permitted. The Company adopted this guidance effective for the year ended December 31, 2015.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), The ASU is effective for annual periods beginning after December 15, 2018. The amendment requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. Early application is permitted. The Company is currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements.

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

The contingent obligations to former Transcept stockholders as described above were recognized at fair value as of the acquisition date and subsequently remeasured as of December 31, 2015. The change in fair value was recognized in our consolidated statements of operations. The fair value of the contingent obligations to former Transcept stockholders was determined using probability-weighted scenario methodologies, employing cash-flow and sale proceeds income approaches with consideration to the potential timing of possible payments to former Transcept stockholders.

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

Pro forma information

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the Merger had taken place as of January 1, 2013 (in thousands):

	December 31, 2014	December 31, 2013
Pro forma combined revenues	$5,304	$(4,596)
Pro forma combined net loss	$(12,733)	$(33,090)
Pro forma basic and diluted net loss per share	$(1.02)	$(2.65)

4.	Net Loss Per Share Available to Common Stockholders

Basic net loss per share available to common stockholders is calculated by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method or the as if converted method, as applicable. For purposes of this calculation, convertible preferred stock, stock options and convertible preferred and common stock warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share available to common stockholders when their effect is dilutive.

The following table presents the computation of basic and diluted net loss per share. For 2014 and 2013, the table presents the computation of basic and diluted net loss per share reflecting the effect of the reverse stock split in connection with the Merger (in thousands, except share and per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator
Net loss	$(70,860)	$(17,835)	$(4,653)
Less: Unaccreted dividends on convertible preferred stock	-	(1,927)	(6,766)
Net loss attributable to common stockholders	(70,860)	(19,762)	(11,419)
Denominator
Weighted-average common shares outstanding— basic and diluted	16,501,912	2,528,595	61,680
Net loss per share—basic and diluted	$(4.29)	$(7.82)	$(185.13)

The following outstanding shares subject to options and warrants to purchase common stock were antidilutive due to a net loss in the years presented and, therefore, were excluded from the dilutive securities computation as of the dates indicated below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Excluded potentially dilutive securities(1):
Shares subject to options to purchase common stock	2,242,890	781,568	5,761
Unvested restricted stock units	275,500	-	-
Convertible preferred stock	-	-	236,250
Shares subject to warrants to purchase preferred stock	-	-	2,243
Shares subject to warrants to purchase common stock	47,426	14,734	-
Totals	2,565,816	796,302	244,254

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the year end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

5.	License and Collaboration Agreements

Allergan plc

In July 2007, the Company and Warner Chilcott Company, Inc. (now part of Allergan plc, or Allergan), entered into a collaborative research and license agreement, or the Allergan Collaboration Agreement, under which the Company granted Allergan an exclusive license to research, develop and commercialize tetracycline products for use in the United States for the treatment of acne and rosacea. Since Allergan did not exercise its development option with respect to the treatment of rosacea prior to initiation of a Phase 3 trial for the product, the license grant to Allergan converted to a non-exclusive license for the treatment of rosacea as of December 2014. Under the terms of the Allergan Collaboration Agreement, the Company and Allergan are responsible for, and are obligated to use, commercially reasonable efforts to conduct specified development activities for the treatment of acne and, if requested by Allergan, the Company may conduct certain additional development activities to the extent the Company determines in good faith that the Company has the necessary resources available for such activities. Allergan has agreed to reimburse the Company for its costs and expenses, including third-party costs, incurred in conducting any such development activities.

Under the terms of the Allergan Collaboration Agreement, Allergan is responsible for and is obligated to use commercially reasonable efforts to develop and commercialize tetracycline compounds that are specified in the agreement for the treatment of acne. Allergan failed to elect to advance the development of sarecycline for the treatment of rosacea in accordance with the terms of the agreement so the license granted to Allergan was converted to a non-exclusive license for the treatment of rosacea The Company has agreed during the term of the Allergan Collaboration Agreement not to directly or indirectly develop or commercialize any tetracycline compounds in the United States for the treatment of acne and rosacea, and Allergan has agreed during the term of the Allergan Collaboration Agreement not to directly or indirectly develop or commercialize any tetracycline compound included as part of the agreement for any use other than as provided in the agreement.

The Company earned an upfront fee in the amount of $4.0 million upon the execution of the Allergan Collaboration Agreement, $1.0 million upon filing of an Investigational New Drug Application in 2010, and $2.5 million upon initiation of Phase 2 trials in 2012. In December 2014, the Company also earned $4.0 million upon initiation of Phase 3 trials associated with the Allergan Collaboration Agreement. In addition, Allergan may be required to pay the Company an aggregate of approximately $17.0 million upon the achievement of specified future regulatory milestones, the next being $5.0 million upon acceptance by the FDA, of a New Drug Application, or NDA, submission. Allergan is also obligated to pay the Company tiered royalties, ranging from the mid-single digits to the low double digits, based on net sales of tetracycline compounds developed under the Allergan Collaboration Agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term. Allergan’s obligation to pay the Company royalties for each tetracycline compound it commercializes under the Allergan Collaboration Agreement expires on the later of the expiration of the last to expire patent that covers the tetracycline compound in the United States and the date on which generic drugs that compete with the tetracycline compound reach a certain threshold market share in the United States.

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

The Company determined whether the performance obligations under the Allergan Collaboration Agreement could be accounted for separately or as a single unit of accounting. The Company determined that the license, participation on steering committees and research and development services performance obligations during the research period of the Allergan Collaboration Agreement represented a single unit of accounting. As the Company could not reasonably estimate its level of effort, the Company recognized revenue from the upfront payment, milestone payment and research and development services payments using the contingency-adjusted performance model over the expected development period. The development period was completed in June 2010. Under this model, when a milestone was earned or research and development services were rendered, revenue was immediately recognized on a pro-rata basis in the period the milestone was achieved or services were delivered based on the time elapsed from the effective date of the agreement. Thereafter, the remaining portion was recognized on a straight-line basis over the remaining development period. The Company has determined that each potential future clinical, regulatory and commercialization milestone is substantive. In making this determination, pursuant to the accounting guidance on revenue recognition for milestone payments, the Company considered and concluded that each individual milestone: (i) relates solely to the past performance of the intellectual property to achieve the milestone; (ii) is reasonable relative to all of the deliverables and payment terms in the arrangement; and (iii) is commensurate with the enhanced value of the intellectual property as a result of the milestone achievement. As the Company’s obligations under this arrangement have been completed, all future milestones, which are all considered substantive, will be recognized as revenue when achieved.

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

The Company issued Tufts 1,024 shares of the Company’s common stock on the date of execution of the original license agreement, and the Company may be required to make certain payments of up to $0.3 million to Tufts upon the achievement by products developed under the agreement of specified development and regulatory approval milestones. The Company has already made a payment of $50,000 to Tufts for achieving the first milestone following commencement of the Phase 3 non-registration clinical trial for omadacycline. The Company is also obligated to pay Tufts a minimum royalty payment in the amount of $25,000 per year. In addition, the Company is obligated to pay Tufts royalties based on gross sales of products, as defined in the agreement, ranging in the low single digits depending on the applicable field of use for such product sale. If the Company enters into a sublicense under the Tufts License Agreement, the Company will be obligated to pay Tufts a percentage, ranging from the low-to-mid teens based on the applicable field of use for such product, of the license maintenance fees or sublicense issue fees paid to the Company by the sublicensee and the lesser of a percentage, ranging from the low tens to the high twenties based on the applicable field of use for such product, of the royalty payments made to the Company by the sublicensee or the amount of royalty payments that would have been paid by the Company to Tufts if the Company had sold the products.

Unless terminated earlier, the Tufts License Agreement will expire at the same time as the last-to-expire patent in the patent rights licensed to the Company under the agreement and after any such expiration the Company will continue to have an exclusive, fully-paid-up license to such intellectual property licensed from Tufts. Tufts has the right to terminate the agreement upon 30 days’ notice should the Company fail to make a material payment under the Tufts License Agreement or commit a material breach of the agreement and not cure such failure or breach within such 30 day period, or if, after the Company has started to commercialize a product under the Tufts License Agreement, the Company ceases to carry on its business for a period of 90 consecutive days. The Company has the right to terminate the Tufts License Agreement at any time upon 180 days’ notice. Tufts has the right to convert the Company’s exclusive license to a non-exclusive license if the Company does not commercialize a product licensed under the agreement within a specified time period. As of December 31, 2014, approximately $48,000 was included in accounts payable and accrued expenses.

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

In October 2014, the Company announced that its board of directors had approved a special dividend of, among other things, the right to receive, on a pro rata basis, 100% of any royalty income received by the Company pursuant to the Purdue Collaboration Agreement and 90% of any cash proceeds from a sale or disposition of Intermezzo, less fees and expenses incurred in connection with such activity, to the extent that either occurs prior to the second anniversary of the closing date of the Merger.

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

Past Collaborations

Novartis

In September 2009, the Company and Novartis International Pharmaceutical Ltd., or Novartis, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, for the co-development and commercialization of omadacycline, which included a $70 million upfront payment from Novartis to the Company, future development and sales milestone payments and future royalty payments, depending on the success of omadacycline. Under the agreement, Novartis was to have led development activities for omadacycline, and the Company was to have co-developed omadacycline and contributed a share of the Company’s development expense.

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

Under the Novartis Letter Agreement, the Company agreed to pay Novartis $2.9 million as reconciliation of development costs and expenses. In June 2014, the Company amended the Novartis Letter Agreement, as amended, and Novartis agreed to convert the full amount of development cost share plus any accrued interest into a 0.25% royalty, to be paid from net sales received by us in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. There are no other payment obligations to Novartis under the Novartis Agreement or the Novartis Letter Agreement.

Global Animal Health Provider

In May 2014, the Company and a leading global animal health provider terminated an existing collaborative research, license and commercialization agreement. The Company has no future obligations under this agreement, and the leading global animal health company retains no rights to our technology. As a result of this termination, in 2014, the Company recognized the remaining $0.3 million of deferred revenue related to the upfront and milestone payments received in 2007 and 2008.

6.	Fixed Assets, Net

Fixed assets consist of the following (in thousands):

	Estimated	December 31,
	Useful Life In Years	2015	2014
Laboratory equipment	5	$-	$62
Office equipment	5	424	164
Computer equipment	3	288	343
Computer software	3	443	443
Leasehold improvements		210	179
Gross fixed assets		1,365	1,191
Less: Accumulated depreciation and amortization		(586)	(1,142)
Net fixed assets		$779	$49

In addition, leasehold improvements are amortized over the shorter of the lease term or the estimated useful economic lives of the related assets.

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was approximately $0.1 million, $20,000, and $0.1 million respectively, which is included in general and administrative and research and development expense on the accompanying consolidated statements of operations.

During 2015, the Company retired fixed assets of $0.7 million with accumulated depreciation of $0.7 million, which resulted in a net loss on retirement of approximately $16,000. During 2014, the Company retired fixed assets of $0.3 million with accumulated depreciation of $0.3 million, which resulted in a net gain on retirement of $15,000 due to proceeds received of $15,000. During 2013, the Company retired fixed assets of $2.3 million with accumulated depreciation of $2.3 million, which resulted in a net gain on retirement of $0.2 million due to proceeds received of $0.2 million. These retirements were related to the termination of the Company’s leased laboratory facility and associated auction sales and disposals of equipment.

7.	Intangible Assets, Net

Intermezzo and TO-2070 product rights were acquired through the Merger with Transcept on October 30, 2014.  Refer to Note 5, License and Collaboration Agreements, for further detail concerning the Intermezzo and TO-2070 products.  Intangible assets are reviewed when events or circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. On March 27, 2015, a decision was made by the United States District Court for the District of New Jersey, or the New Jersey District Court, concerning Intermezzo patent infringement claims the Company made in response to the filing of an Abbreviated New Drug Application with the Federal Drug Administration. The decision made by the New Jersey District Court invalidated several Intermezzo patent claims as obvious.  The Company appealed the New Jersey District Court’s ruling during the second quarter of 2015.  Refer to Note 16, Commitments and Contingencies, for further information concerning the litigation.

The New Jersey District Court’s ruling triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent obligations in light of an expected decline in Intermezzo sales. This impairment test utilized probability-weighted cash flow estimation and sale proceeds income approaches with consideration to the timing of payments of associated contingent obligations to former Transcept shareholders. Based on the intangible asset impairment test performed, the Company recorded a non-cash impairment charge of $2.8 million. The impairment charge was calculated as the difference between the fair value of the Intermezzo product rights and the carrying value of the asset, partially offset by accumulated amortization of $0.3 million that was eliminated as part of the adjustment.

On January 8, 2016 the United States Court of Appeals for the Federal Circuit affirmed the decision of the New Jersey District Court, and no opinion accompanied the judgment.  The Company will perform another interim impairment test of the Intermezzo product rights in connection with the preparation of its unaudited condensed consolidated financial statements for the first quarter of 2016.

During the fourth quarter of 2015, the Company was made aware of the unlikelihood that SNBL will find a potential partner to co-develop the TO-2070 asset. This significant uncertainty triggered an examination of the carrying value of the TO-2070 product rights and related contingent obligation to former Transcept shareholders. The Company estimated the fair value of the acquired identifiable intangible assets using a probability-weighted cash flow estimation approach for potential milestone payments from SNBL with consideration to the timing of possible payments of associated contingent liabilities to former Transcept stockholders. Based on the intangible asset impairment test performed on the TO-2070 product rights, the Company recorded a non-cash impairment charge of $0.1 million. The impairment charge was calculated as the difference between the fair value of the Intermezzo product rights as of December 31, 2015 and the carrying value of the asset, partially offset by accumulated amortization of $0.1 million that was eliminated as part of the adjustment.

Intangible assets consist of the following (in thousands):

	December 31,
	2015	2014
Intermezzo product rights	$1,410	$4,550
TO-2070 asset	170	440
Gross intangible assets	1,580	4,990
Less: Accumulated amortization	(231)	(176)
Net intangible assets	$1,349	$4,814

Intermezzo product rights were impaired during 2015. The adjusted carrying value of the Intermezzo product rights is being amortized over a remaining useful life of four years. After the impairment charge, accumulated amortization of the Intermezzo product rights at December 31, 2015 was $0.2 million, and amortization expense for the year ended December 31, 2015 was $0.5 million.

TO-2070 product rights were impaired during the fourth quarter of 2015.  The adjusted carrying value of the TO-2070 product rights is being amortized over a remaining useful life of two years. After the impairment charge, amortization expense for the year ended December 31, 2015 was $0.1 million,

There was no impairment recorded for the years ended December 31, 2014 and 2013.

Total amortization expense for the years ended December 31, 2015, 2014, and 2013 was $0.6 million, $0.2 million and $0, respectively.

Future estimated aggregate amortization expense is as follows (in thousands):

Amortization
Years Ended December 31,
2016	$393
2017	393
2018	308
2019	255
2020	-
Total	$1,349

8.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Accounts payable	$766	$489
Accrued legal costs	615	876
Accrued compensation	1,323	399
Intermezzo payable	288	544
Accrued professional fees	874	70
Accrued contract manufacturing	2,443	322
Accrued other	134	215
Total	$6,443	$2,915

9.	Notes Payable and Derivative Liability—Related Party

As a result of the Merger and concurrent recapitalization, there are no notes payables-related party outstanding as of December 31, 2015 and December 31, 2014. Historically, the Company has issued several notes with attendant derivative liabilities detailed as follows:

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

Upon certain liquidity events, including the license, transfer or assignment of all or a material portion of the Company’s assets or intellectual property, a public offering or any other alternative financing other than a reorganization defined above, the board of directors was required to evaluate whether the Company had sufficient cash on hand to repurchase the March 2012 Notes and to fund the Company’s working capital and funding needs for the Company’s clinical trials and related activities for at least 180 days. If sufficient cash was available, the Company was required to repurchase such notes at an amount equal to the outstanding principal amount of such notes, plus an amount equal to (i) 150% of the outstanding principal amount of each note if such repurchase occurred before August 13, 2013, or (ii) 150% of the outstanding principal amount of each note, together with simple interest at a rate of

10.0% per year, if the repurchase occurred after August 13, 2013. In such instance, if the Company only had sufficient cash to repurchase a portion of the March 2012 Notes, they were required to be repurchased on a pro rata basis. The March 2012 Notes could also have been repurchased by the Company at any time with approval by the board of directors and consent from the holders of more than 50% of the outstanding March 2012 Notes, in an amount equal to the outstanding principal amount of such notes, plus 150% of the outstanding principal amount of each note, together with simple interest at a rate of 10.0% per year. The March 2012 Notes did not have a contractual maturity date.

The purchase agreement pursuant to which the March 2012 Notes were issued included a provision that required the existing convertible preferred stockholders to participate in the offering of the March 2012 Notes based on their pro rata share of the $5.0 million offering amount. On March 21, 2012, pursuant to a vote of certain preferred stockholders, all convertible preferred stock was converted to common stock effective upon the close of business on the day immediately preceding the second closing of the March 2012 Notes financing. The convertible preferred stockholders who contributed at least their pro rata share converted back to their respective series of convertible preferred stock and retained the rights and privileges of their respective preferred stock class. See Note 11 below for these rights and preferences. In the event that the convertible preferred stockholders did not contribute their pro rata share, these stockholders continued to hold common stock. Upon the completion of the transaction, 1,024,509 shares of convertible preferred stock that were converted into 218,324 shares of common stock remained outstanding as shares of common stock.

The March 2012 Notes met the definition of a derivative in their entirety as defined by ASC 815-10-15-83. The derivative was recorded at a fair value of $11.3 million upon the closing of the transaction within the derivative liability line on the balance sheets. As the fair value of the derivative liability exceeded the proceeds of the March 2012 Notes, the difference of $5.5 million between the fair value of the derivative liability and the proceeds from the March 2012 Notes was recorded as a charge to other expense at the time of the closing of the transaction. The derivative liability was marked to market at each reporting period with the change in fair value recorded in other income and expense.

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

October 2012 Notes

In October 2012, the Company entered into a note and stock purchase agreement and issued $5.0 million in aggregate principal amount of convertible notes to certain of the Company’s existing stockholders (the “October 2012 Notes”). The holders of the October 2012 Notes included officers, employees and directors of the Company, making the October 2012 Note transaction related party in nature. The terms of the October 2012 Notes were substantially similar to the terms of the March 2012 Notes as described above with the following exceptions:

•

Each October 2012 Note holder was entitled to receive up to four shares of the Company’s common stock for each $1.00 of notes purchased, with one-third of such shares, the “upfront shares”, issued upon the purchase of the October 2012 Notes, and the remaining two-thirds of such shares, the “deferred shares”, issued upon the completion of an initial public offering, so long as the offering occurred prior to April 2, 2013. The Company issued 224,802 upfront shares associated with the $5.0 million raised in October 2012. The Company would have issued 449,623 shares if the Company had completed an initial public offering by April 2, 2013.

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

Upon completion of an initial public offering, all of the Convertible Notes would have been exchanged for notes with revised repurchase and conversion terms (the “Post-IPO Notes”). Pursuant to the terms of the Post-IPO Notes, the Company would have been obligated to repurchase all Post-IPO Notes in an amount equal to the outstanding principal amount of such notes, plus 150% of the outstanding principal amount of each note, together with simple interest at a rate of 10.0% per year, upon the earlier to occur of (i) a reorganization, which is defined as a capital reorganization of the common stock (other than a subdivision, combination, recapitalization, reclassification or exchange of shares), a consolidation or merger of the Company (other than a merger or consolidation of the Company in a transaction in which the Company’s shareholders immediately prior to the transaction possess more than 50% of the voting securities of the surviving entity (or parent, if any) immediately after the transaction) or a sale of all or substantially all of the Company’s assets, or (ii) approval of any of the Company’s product candidates, including omadacycline, for any indication by the FDA, the EMA or the equivalent regulatory agencies in at least two European countries. Additionally, the Company could have chosen to repurchase the Post-IPO Notes in an amount equal to the outstanding principal amount of such notes, plus 150% of the outstanding principal amount of each note, together with simple interest at a rate of 10.0% per year, prior to the events described in (i) or (ii) above if, after one or more specified liquidity events as described below, such repurchase was permitted under any existing loan documents and the board of directors determined in good faith that (A) none of the proceeds of the planned initial public offering would be used to effect such repurchase and (B) the Company had sufficient cash to fund its general operating needs through the completion of the two planned Phase 3 registration studies for ABSSSI and an additional 12 months thereafter. To effect this early repurchase, one or more liquidity events must have occurred, which include, among other things, a license or a public offering other than the planned initial public offering. In addition, any holder of Post-IPO Notes may convert all or a portion of the then-outstanding principal amount and any unpaid accrued interest of the Post-IPO Notes into shares of common stock in an amount equal to 150% of the principal amount of the Post-IPO Note elected to be converted, plus accrued and unpaid interest, at a conversion price equal to 115% of the initial public offering price. No Post-IPO Notes had been issued as of December 31, 2013 as the Company had not completed an initial public offering.

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

10.	Common Stock

Following the Merger, the authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.001 per share, and the preferred stock described in Note 11, Preferred Stock.

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

As described in Note 14, Long-term Debt, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology II, L.P., Hercules Technology III, L.P (together, “Hercules”) and certain other lenders, and Hercules Technology Growth Capital Inc. (as agent), under which the Company may borrow up to $40.0 million in multiple tranches.  The Company borrowed the first tranche of $20.0 million upon closing of the transaction on September 30, 2015.  Subject to certain terms, Hercules was also granted the right to participate, in an amount of up to $2.0 million, in subsequent sales and issuances of the

Company's equity securities to one or more investors for cash for financing purposes in an offering that is broadly marketed to multiple investors and at the same terms as the other investors.   On September 30, 2015, Hercules Technology Growth Capital Inc. entered into a Stock Purchase Agreement with the Company to purchase 44,782 shares of common stock resulting in proceeds to the Company of approximately $1.0 million.  The excess of proceeds received by the Company over the fair value of the common stock issued was allocated as a reduction of the fees paid to Hercules in conjunction with obtaining the initial $20.0 million draw of the Term Loan.

Warrants to Purchase Common Stock

9,614 warrants to purchase common stock have an exercise price of $0.15 per share and will, if not exercised, expire in 2021. A further 5,120 warrants to purchase common stock have an exercise price of $73.66 and will, if not exercised, expire in 2016.

As described in Note 14, Long-term Debt, in connection with the Loan Agreement, the Company issued to each one of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 16,346 shares of its common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share (the "Hercules Warrants") on September 30, 2015, which expire five years from issuance or at the consummation of a Public Acquisition, as defined in each of the Hercules Warrant agreements. The Hercules Warrants’ total relative fair value of $288,000 was determined using a Black-Scholes option-pricing model with the following assumptions:

September 30, 2015
Volatility	62.4%
Weighted average risk-free interest rate	1.4%
Expected dividend yield	0.0%
Expected term	5 years

11.	Preferred Stock

Following the Merger, the authorized capital stock of the Company consists of 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, and the common stock described in Note 10, Common Stock. There are no shares of preferred stock outstanding.

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock, in one or more series, and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock. Any or all of these rights may be greater than the rights of the common stock.

The board of directors, without stockholder approval, can issue preferred stock with voting, conversion or other rights that could negatively affect the voting power and other rights of the holders of common stock. Preferred stock could thus be issued quickly with terms calculated to delay or prevent a change in control of Paratek or make it more difficult to remove Paratek management. Additionally, the issuance of preferred stock may have the effect of decreasing the market price of Paratek’s common stock.

The board of directors may specify the following characteristics of any preferred stock:

•	the maximum number of shares;
•	the designation of the shares;
•

the annual dividend rate, if any, whether the dividend rate is fixed or variable, the date or dates on which dividends will accrue, the dividend payment dates, and whether dividends will be cumulative;

•

the price and the terms and conditions for redemption, if any, including redemption at the option of Paratek or at the option of the holders, including the time period for redemption, and any accumulated dividends or premiums;

•	the liquidation preference, if any, and any accumulated dividends upon the liquidation, dissolution or winding up of Paratek affairs;
•	any sinking fund or similar provision, and, if so, the terms and provisions relating to the purpose and operation of the fund;

•

the terms and conditions, if any, for conversion or exchange of shares of any other class or classes of Paratek capital stock or any series of any other class or classes, or of any other series of the same class, or any other securities or assets, including the price or the rate of conversion or exchange and the method, if any, of adjustment;

•	the voting rights; and
•	any or all other preferences and relative, participating, optional or other special rights, privileges or qualifications, limitations or restrictions.

Any preferred stock issued will be fully paid and nonassessable upon issuance.

As a result of the Merger and concurrent recapitalization, there are no shares of preferred stock issued or outstanding as of December 31, 2015 and December 31, 2014.

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

For the years ended December 31, 2014 and December 31, 2013, the Company recorded other income related to the re-measurement of warrants to purchase convertible preferred stock of approximately $1,000 and $24,000, respectively. The Company continued to record adjustments to the fair value of the warrants until the closing of the merger transaction on October 30, 2014, when they became warrants to purchase shares of common stock, at which point the warrants were no longer subject to ASC Topic 480, Distinguishing Liabilities From Equity. As of October 30, 2014, approximately $40,000, the then-current aggregate fair value of these warrants, was reclassified from a liability to additional paid-in capital, a component of stockholders’ equity.

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

As of December 31, 2015, these rights no longer exist.

12.	Fair Value Measurements

Financial instruments, including cash, restricted cash, accounts receivable, accounts payable, accrued expenses and the Intermezzo reserve are carried on the consolidated financial statements at amounts that approximate fair value. The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date.  The carrying value of the long-term debt approximates its fair value as the interest rate is near current market rates.  The fair value of the Company’s long-term debt was determined using Level 3 inputs.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

The following tables present information about the Company’s financial liabilities that have been measured at fair value as of December 31, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2015
Liabilities
Contingent obligations	$—	$—	$1,000	$1,000
	$—	$—	$1,000	$1,000

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2014
Liabilities
Contingent obligations	$—	$—	$4,560	$4,560
	$—	$—	$4,560	$4,560

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

As of December 31, 2015, the fair value of the contingent obligations to former Transcept stockholders was determined using probability-weighted scenario methodologies, employing cash-flow and sale proceeds income approaches with consideration to the potential timing of possible payments to former Transcept stockholders. The outcome of an Intermezzo patent infringement trial triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent liability in light of an expected decline in Intermezzo sales. As a result of the evaluation, the Company recorded a reduction in contingent obligations to former Transcept shareholders of $3.1 million during 2015.  The Company appealed the outcome of the trial during the second quarter of 2015. Based on estimated probability of success of the appeal combined with fair value remeasurements, the Company recorded an additional decrease in contingent obligations to former Transcept shareholders of $0.2 million, for a total net decrease of $3.3 million during the year ended December 31, 2015.

In addition, during the fourth quarter of 2015, the Company was made aware of the unlikeliness of SNBL to find a potential partner to co-develop the TO-2070 license rights. As a result, the Company recorded a reduction in contingent obligations to former Transcept shareholders of $0.3 million during 2015.

The total reduction in contingent obligations to former Transcept shareholders was $3.6 million during the year ended December 31, 2015.

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

The following table provides a roll forward of the fair value of contingent obligations categorized as Level 3 instruments, for the years ended December 31, 2015 and 2014 (in thousands):

Contingent liability— former Transcept stockholders
Balances at December 31, 2013	$—
Fair value at acquistion	4,580
Increase in fair value	379
Reclassification to Intermezzo royalty payable	(399)
Balances at December 31, 2014	4,560
Decrease in fair value	(3,560)
Balances at December 31, 2015	$1,000

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

The following table provides a roll-forward of the fair value of the convertible preferred stock warrants, derivative liability and continent liability to former Transcept stockholders categorized as Level 3 instruments for the years ended December 31, 2014 and 2013 (in thousands):

	Convertible Preferred Stock Warrants	Derivative Liability
Balances at December 31, 2012	$27	$22,202
Unrealized gain included in other income	(24)	(8,027)
Fair value of 2013 Notes issuance	-	6,847
Balances at December 31, 2013	3	21,022
Unrealized loss	1	118
Fair value of 2014 warrant issuance	36	—
Conversion to equity	(40)	(21,140)
Balances at December 31, 2014	$—	$—

13.	Stock-Based Compensation

Certain employees, officers, directors and consultants have been granted options and other equity instruments to purchase common shares under plans adopted in 1996, 2001, 2002, 2005, 2006, 2014 and 2015 (respectively, the “1996 Plan”, the “2001 Plan”, the “2002 Plan”, the “2005 Plan”, the “2006 Plan”, the “2014 Plan”, the “2015 Plan” and the “2015 Inducement Plan” ). The 2001 Plan, 2002 Plan, and 2006 Plan were former Transcept plans that carried forward to the date of the Merger. The 1996 Plan, 2001 Plan, 2002 Plan and 2005 Plan were cancelled at the effective time of the Merger. The 2006 Plan and 2014 Plan survived the Merger. Upon effectiveness of the 2015 Equity Incentive Plan (the “2015 Plan”), no further awards will be granted under the 2006 Plan and 2014 Plan.

Incentive stock and non-statutory stock options must be granted with exercise prices of not less than the fair market value of the common stock on the date of grant. Incentive stock options granted to a stockholder owning more than 10% of voting stock of the Company must have an exercise price of not less than 110% of the fair market value of the common stock on the date of grant. The Company determined the fair market value of common stock until the Company became publicly traded. Stock options are generally granted with terms of up to ten years and vest over a period of one to four years.

2006 Plan

The 2006 Plan provided for the grant of incentive stock options, non-statutory stock options, restricted stock, performance share awards, performance stock units, dividend equivalents, restricted stock units, stock payments, deferred stock, performance-based awards and stock appreciation rights. The outstanding employee stock options generally vested over four years, are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are issued and are granted at prices equal to the fair market value of the Company’s common stock on the grant date. The 2006 Plan was most recently amended and restated effective as of the date of the Company’s 2010 Annual Stockholders’ Meeting. Unless earlier terminated, the 2006 Plan will terminate on June 2, 2020.

Stock option exercises and restricted stock units are settled with newly issued common stock from the 2006 Plan’s previously authorized and available pool of shares. A total of 200,206 shares of common stock was authorized for issuance pursuant to the 2006 Plan at the time of its most recent amendment and restatement in 2010, plus the number of shares of the Company’s common stock available for issuance under the 2001 Plan that were not subject to outstanding options, as of the effective date of such amendment and restatement of the 2006 Plan (including shares that are subject to stock options outstanding under s 2001 Plan that expired, were cancelled or otherwise terminated unexercised, or shares that otherwise would have reverted to the share reserve of the 2001 Plan following such effective date). The number of shares of common stock reserved for issuance under the 2006 Plan increased automatically on the first day of each fiscal year by a number of shares equal to the least of: (i) 5.0% of shares of the Company’s common stock outstanding on such date; (ii) 125,000 shares; or (iii) a smaller number determined by the Company’s Board of Directors. This provision resulted in an additional 125,000, 125,000, and 78,509 of the Company’s common stock becoming available for issuance on January 1, 2015, January 1, 2014, and January 1, 2013, respectively.

During the year ended December 31, 2015, prior to the effectiveness of the 2015 Plan, the Company’s Board of Directors granted 102,000 restricted stock units to executives and employees of the Company and 397,719 stock options to directors, officers, employees and consultants under the 2006 Plan, with vesting provisions ranging from one to four years. No additional awards will be granted under the 2006 Plan.

2014 Plan

The 2014 Plan provided for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards to employees, officers, directors, and consultants of the Company. Under the 2014 Plan, 67,500 shares of common stock were initially approved for grant. 67,500 shares of fully-vested restricted common stock were granted pursuant to the 2014 Plan to current and former employees and directors of the Company in June 2014. Attendant compensation expense of $0.3 million calculated with reference to the then fair market value of the Company’s common stock determined in good faith by the Company’s Board of Directors was recorded in connection with the June 2014 grant.

Also in June 2014, the Board of Directors approved an increase in the shares available for grant under the 2014 Plan to 875,531 shares from the 67,500 shares and granted the resulting 808,031 shares that became available for issuance under the 2014 Plan as options to purchase common stock to certain employees in June 2014. The common stock grants and stock option exercises from the 2014 Plan are settled with newly issued common stock from the 2014 Plan’s previously authorized and available pool of shares.

Certain of the options to purchase common stock issued in June 2014 were subsequently modified in 2014 in connection with the termination of the employment of employees holding such options to provide for, among other changes, accelerated vesting terms.

Further, in February 2015 the Company’s Board of Directors modified the vesting terms of eight grants made to four executives of the Company aggregating 483,114 options previously granted under the 2014 Plan from strictly time-based vesting to include certain performance-based vesting terms associated with completion of data lock in the Company’s Phase 3 clinical trials of omadacycline for the treatment of ABSSSI and CABP. The Company recognizes compensation cost for awards with performance conditions if and when it concludes that it is probable that the performance condition will be achieved over the requisite service period. Since the Company believes it is more likely than not that data lock will be reached on the Phase 3 ABSSSI and CABP clinical trials, the sum of the incremental compensation cost and any remaining unrecognized compensation cost for the original award on the modification date is being recognized, on a prospective basis, through the projected date of data lock on the Phase 3 ABSSSI and CABP clinical trials.

During the year ended December 31, 2015, prior to the effectiveness of the 2015 Plan, the Company’s Board of Directors granted 24,000 stock options to directors, officers, employees and consultants to the 2014 Plan with time vesting provisions ranging from one to four years. No additional awards will be granted under the 2014 Plan.

2015 Plans

The Company’s Board of Directors adopted a 2015 Inducement Plan in accordance with NASDAQ Rule 5635(c)(4), reserving 360,000 shares of common stock solely for the grant of inducement stock options to new employees, and granting 353,500 options under the plan to executives and employees of the Company under the 2015 Plan with time vesting provisions ranging from one to four years.

The Company’s Board of Directors also adopted the 2015 Plan, which was approved by Company stockholders at the Annual Meeting held on June 9, 2015, reserving 1,200,000 shares of common stock for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards to directors, officers, employees and consultants. The 2015 Plan is intended to be the successor to and continuation of the 2006 Plan and the 2014 Plan, and collectively, the Prior Plans.  When the 2015 Plan became effective, no additional stock awards were granted under the Prior Plans, although all outstanding stock awards granted under the Prior Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the Prior Plans.

The number of shares available for issuance under the 2015 Plan was initially 1,200,000, plus the number of shares that again become available for grant as a result of forfeited or terminated awards or shares withheld in satisfaction of the exercise price of withholding obligations associated with awards under the Prior Plans, not to exceed 2,000,000 shares. 880,430 shares of common stock were automatically added to the shares authorized for issuance under the 2015 Plan on January 1, 2016 pursuant to a “Share Reserve” provision contained in the 2015 Plan.  The Share Reserve will automatically increase on January 1st of each year, for the period commencing on (and including) January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January

1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur.

During the year ended December 31, 2015, the Company’s Board of Directors granted 173,500 restricted stock units to executives and employees of the Company and 743,000 stock options to directors, officers, employees and consultants to the Company under the 2015 Plan with time vesting provisions ranging from one to four years.

Total shares available for future issuance under the 2015 Inducement Plan and the 2015 Plan are 290,000 shares as of December 31, 2015.

A summary of stock option activity and related information through December 31, 2015 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted– Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding
Balances at December 31, 2014	781,568	$4.30	9.5	$26,768
Granted	1,522,269	24.41
Exercised	(56,897)	4.30
Forfeited	(4,050)	24.07
Balances at December 31, 2015	2,242,890	$17.91	9.1	$10,692
Exercisable
December 31, 2015	161,165	$21.56	9.1	$339
Vested and expected to vest
December 31, 2015	1,986,657	$17.80	9.1	$9,668

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that were in the money at December 31, 2015 and 2014.

During the years ended December 31, 2015, 2014 and 2013, the Company granted stock options to purchase an aggregate of 1,522,269 shares, 808,027 shares and 0 shares of its common stock, under the equity plans described above, respectively, with weighted-average grant date fair values of options granted of $13.45, $2.71 and $0, respectively.

Of the total options exercisable at December 2015, 2014 and 2013, 161,165, 54,392, and 5,099, respectively, were vested and 0, 0, and 663, respectively, were subject to further vesting provisions. During the year ended December 31, 2015, current and former employees of the Company exercised a total of 56,897 options, resulting in total exercise price proceeds of $244,657. The Company had no shares exercised by employees that were still subject to certain vesting restrictions. During the years ended December 31, 2014 and 2013, current and former employees of the Company did not exercise any options.

The total intrinsic value of stock options exercised was $1.4 million, $0 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the year ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested balance at December 31, 2014	—	$—
Granted	275,500	24.26
Unvested balance at December 31, 2015	275,500	$24.26

During the year ended December 31, 2015 the Company granted 275,500 restricted stock units with a weighted-average grant date fair value per share of $24.26.  The restricted stock units were granted with a three year time vesting schedule. The Company did not grant any restricted stock units during the years ended December 31, 2014 and 2013. As of December 31, 2015, no restricted stock units have vested.

Stock-Based Compensation Expense

The Company accounts for stock-based awards in accordance with ASC Topic 718, Compensation—Stock Compensation, or ASC 718, which requires all stock-based payments to employees, including grants of employee stock options, modifications to existing stock options, and restricted stock unit awards, to be recognized as expense based on their fair values

For stock options issued to employees and members of the Board of Directors, the Company estimates the grant date fair value of each option using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to performance-based vesting conditions, the Company recognizes stock-based compensation expense, net of expected forfeitures, equal to the grant date fair value of the stock options using an accelerated graded-vesting method when it is probable that the performance condition will be achieved. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. A change in the Company's estimate of the probable outcome of a performance condition is accounted for in the period of the change by recording a cumulative catch-up adjustment.

The Company expenses restricted stock unit awards to employees based on the fair value of the award on a straight-line basis over the associated service period of the award.

Share-based payments issued to non-employees are recorded at their fair values, are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505 (ASC 505), Equity. The relevant data used to determine the value of the stock option grants is as follows:

	Year Ended December 31,
	2015	2014	2013
Volatility	55.9-75.1%	72.0%	-
Weighted average risk-free interest rate	1.3-1.9%	1.9%	-
Expected dividend yield	0.0%	0.0%	-
Expected life of options (in years)	5.3-6.3	5.8	-

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

The Company recognizes the associated compensation expense over the vesting periods of the awards, net of estimated forfeitures. The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development expense	$1,233	$288	$98
General and administrative expense	3,829	418	151
Total stock-based compensation expense	$5,062	$706	$249

Total unrecognized stock-based compensation expense for all stock-based awards was $19.5 million at December 31, 2015. This amount will be recognized over a weighted-average period of 2.92 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan adopted in 2009 (the “ESPP”) is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions and during specified offering periods under the plan. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. As of December 31, 2015 and 2014, 36,539 shares were available for issuance under the ESPP. Since the Merger, the Company has not made the ESPP available to employees.

Reserved Shares

At December 31, 2015, the Company has reserved shares of common stock for future issuance as follows:

Number of Shares
Equity plans:
Subject to outstanding options and restricted stock units	2,518,390
Available for future grants	290,000
Warrants	47,426
Employee stock purchase plan	36,539
Total	2,892,355

14.	Long-Term Debt

On September 30, 2015, the Company entered into the Loan Agreement with Hercules and certain other lenders, and Hercules Technology Growth Capital, Inc. (as agent).  Under the Loan Agreement, Hercules will provide the Company with access to term loans with an aggregate principal amount of up to $40.0 million (collectively, the "Term Loan"). The Company initially drew a principal amount of $20.0 million, which was funded on September 30, 2015. The remaining $20.0 million available under the Loan Agreement can be drawn at the Company’s option in minimum increments of $10.0 million through December 31, 2016 (the “Draw Period”). The Term Loan is repayable in monthly installments commencing on April 1, 2018 through maturity on September 1, 2020. The interest rate is equal to the greater of (i) 8.5%, or (ii) the sum of 8.5%, plus the “prime rate” as reported in The Wall Street Journal minus 5.75% per annum. An end of term charge equal to 4.5% of the issued principal balance of the Term Loan is payable at maturity, including in the event of any prepayment, and is being accrued as interest expense over the term of the loan using the effective interest method. Borrowings under the Loan Agreement are collateralized by substantially all of the assets of the Company.

If the Company repays all or a portion of the term loans prior to maturity, in addition to the end of term charge, the Company will pay Hercules a prepayment fee as follows: (i) 2.0% of the then outstanding principal amount if the prepayment occurs prior to April 1, 2018 or (ii) no fee if the prepayment occurs on or after April 1, 2018.

Upon an Event of Default, an additional 5.0% interest will be applied and Hercules may, at its option, accelerate and demand payment of all or any part of the loan together with the prepayment and end of term charges. An Event of Default is defined in the Loan Agreement as (i) failure to make required payments; (ii) failure to adhere to financial, operating and reporting loan covenants; (iii) an event or development occurs that would be reasonably expected to have a material adverse effect; (iv) false representations in the Loan Agreement; (v) insolvency, as described in the Loan Agreement; (vi) levy or attachments on any of the Company's assets; and (vii) default of any other agreement or subordinated debt greater than $1.0 million. In the event of insolvency, this acceleration and declaration would be automatic. In addition, in connection with the Loan Agreement, the Company agreed to provide Hercules with a contingent security interest in the Company's bank accounts. The Company's control of its bank accounts is not adversely affected unless Hercules elects to obtain unilateral control of the Company's bank accounts by declaring that an Event of Default has occurred. The principal of the Term Loan, which is not due within 12 months of December 31, 2015, has been classified as long-term as the Company determined that a material adverse effect resulting in Hercules exercising its rights under the subjective acceleration clause is remote.

Subject to certain terms, pursuant to the Loan Agreement, Hercules was also granted the right to participate in an amount of up to $2.0 million in subsequent sales and issuances of the Company's equity securities to one or more investors for cash for financing purposes in an offering that is broadly marketed to multiple investors and at the same terms as the other investors. On September 30, 2015, Hercules Technology Growth Capital, Inc. entered into a Stock Purchase Agreement with the Company to purchase 44,782 shares of common stock resulting in proceeds to the Company of approximately $1.0 million.  The excess of proceeds received by the Company over the fair value of the common stock issued was allocated as a reduction of the fees paid to Hercules in conjunction with obtaining the initial $20.0 million draw of the Term Loan.

Debt issuance costs of $511,000 have been ratably allocated to the initial $20.0 million draw and the remaining unfunded $20.0 million. Debt issuance costs related to the initial $20.0 million draw are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with the Company’s early adoption of ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-

03”). Issuance costs related to the unfunded amount have been capitalized as prepaid asset and will be amortized ratably through the end of the Draw Period.  In the event the Company exercises its option to borrow additional funds, the remaining unamortized prepaid asset balance would be reclassified and recorded as a deduction from the face amount of the funds borrowed based upon a ratable allocation of the amount drawn compared to the remaining unfunded amount available to the Company and will be amortized over the remaining life of the term loan using the effective interest method.

In connection with the Loan Agreement, the Company issued to each one of Hercules Technology II, L.P. and Hercules Technology III, L.P., a warrant to purchase 16,346 shares of the Company’s common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share. The Hercules Warrants’ total relative fair value of $288,000 at September 30, 2015 was determined using a Black-Scholes option-pricing model. The relative fair value of the Hercules Warrants was included as a discount to the Term Loan and also as a component of additional paid-in capital.  See Note 10, Common Stock, for further description of the Hercules Warrants.

In addition to the Hercules Warrants, the Company paid fees to Hercules in conjunction with obtaining the Term Loan. The Hercules Warrants fair value and fees paid to Hercules, an aggregate of $572,000, were ratably allocated to the initial $20.0 million draw and the remaining unfunded $20.0 million. The $208,000 of costs allocated to the initial $20.0 million draw were recorded as a debt discount and are being amortized as additional interest expense over the term of the loan using the effective interest method. The $364,000 of costs allocated to the unfunded $20.0 million was recorded as prepaid expenses and are being amortized ratably through the end of the Draw Period. In the event the Company exercises its option to borrow additional funds, the remaining unamortized prepaid asset balance related would be reclassified and recorded as debt discount based upon a ratable allocation of the amount drawn compared to the remaining unfunded amount available to the Company and will be amortized over the remaining life of the term loan using the effective interest method.

As of December 31, 2015 on the Company's consolidated balance sheet, the Company has recorded a long-term debt obligation of $19.6 million, net of debt discount of $435,000, and prepaid expenses of $494,000.

Future principal payments, which exclude the 4.5% end of term charge, in connection with the Loan Agreement, as of December 31, 2015 are as follows (in thousands):

2016	$—
2017	—
2018	5,540
2019	7,973
2020 and thereafter	6,487
Total	$20,000

15.	Income Taxes

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

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory rate	35.00%	35.00%	35.00%
Change in valuation allowance	(46.61)	(18.84)	(62.36)
Permanent differences	1.67	(19.89)	19.40
State taxes, net of federal benefits	6.13	2.23	7.96
Other	3.81	1.50	0.00
	0.00%	0.00%	0.00%

Significant components of the Company’s net deferred tax assets at December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
Current deferred tax assets
Accrued expenses	$-	$569
Total gross current deferred tax assets	-	569
Non-current deferred tax assets
Net operating losses	57,190	45,127
Accrued expenses	5,413	—
Capitalized research and development	18,929	11,798
Tax credit carryforwards	9,174	6,426
Stock compensation and other	2,190	182
Total non-current deferred tax assets	92,896	63,533
Non-current deferred tax liabilities
Intangible assets	(551)	(1,935)
Fixed assets	(10)	(146)
Total non-current deferred tax liabilities	(561)	(2,081)
Net non-current deferred tax asset	92,335	62,021
Less: valuation allowance	(92,335)	(62,021)
Net deferred tax asset	$-	$-

As of December 31, 2015, the Company had federal and state net operating loss carryforwards of $157.3 million and $45.3 million, respectively, which begin to expire in 2018, respectively. Of these amounts, approximately $1.3 million related to stock-based compensation tax deductions in excess of book compensation expense, APIC NOLs, that will be credited to additional paid-in capital when such deductions reduce taxes payable as determined on a “with-and-without” approach. APIC NOLs will reduce federal and state taxes payable if realized in future periods, but the net operating loss carryforwards relating to such benefits are not included in the table above.

As of December 31, 2015, the Company had federal and state research and development tax credits carryforwards of $6.0 million and $4.8 million, respectively, which began to expire in 2015.

In accordance with recently release guidance, effective for annual periods beginning after December 31, 2016, the Company will be required to change its presentation of its deferred tax assets and liabilities to report its balances as non-current.  In anticipation of this guidance, the Company has elected to early adopt the guidance prospectively.  As a result, its 2015 deferred tax assets and liabilities have been reclassified to non-current.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of $92.3 million and $62.0 million, respectively, was established as of December 31, 2015 and 2014.

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

The Company’s Merger consisted of two separate steps but was treated as an integrated transaction for federal income tax purposes. As a result of this transaction, some of the Company’s federal net operating losses, credits, and historical state attributes did not carryover under the new consolidated structure. Accordingly, the Company’s carryforward attributes have been written off along with the corresponding valuation allowance that was previously recorded against them. To date, the Company has not performed a formal study to determine if any of its remaining NOL and credit attributes might be further limited due to the ownership change rules of Section 382 or Section 383 of the Internal Revenue Code of 1986, as amended. The Company will continue to monitor this matter going forward.

The Company follows the provisions of ASC 740-10 Accounting for Uncertainty in Income Taxes—an interpretation of ASC 740, which requires it to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The earliest tax years that remain subject to examination by jurisdiction is 2012 for both federal and Massachusetts. However, to the extent the Company utilizes net operating losses from years prior to 2011, the statute remains open to the extent of the net operating losses utilized. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. There was no interest or penalties pertaining to uncertain tax positions in 2015 or 2014.

16.	Commitments and Contingencies

Leases

The Company leases its Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases expiring in 2019 and 2021, respectively. The Company entered into the King of Prussia and Boston leases in January 2015 and April 2015, respectively, and the lease terms are for six and four years, respectively, each with one renewal option for an extended term. The King of Prussia and Boston lease terms began in June 2015 and July 2015, respectively. The Company is required to make additional payments under the facility operating leases for taxes, insurance, and other operating expenses incurred during the operating lease period.  The leases contain rent escalation and rent holiday, which are being accounted for as rent expense under the straight-line method.  Deferred rent is included in accounts payable and other accrued expenses in the consolidated balance sheet as of December 31, 2015 and 2014.  The Company will record monthly rent expense of approximately $35,000 and $12,000 for the Boston and King of Prussia offices, respectively, on a straight-line basis over the effective lease terms.

Rent expense, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $0.3 million, $0.6 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013 respectively, and is reflected in operating expenses.

Future minimum operating lease obligations under non-cancelable leases with initial terms of more than one-year are as follows (in thousands):

Minimum Lease Obligation
Years Ended December 31,
2016	$592
2017	603
2018	611
2019	447
2020	152
2021 and thereafter	128
Total	$2,533

Litigation

The following pending litigation was assumed through the Merger.

Intermezzo Patent Litigation

In July 2012, the Company received notifications from three companies, Actavis Elizabeth LLC, or Actavis Elizabeth, Watson Laboratories, Inc.—Florida, or Watson, and Novel Laboratories, Inc. (Novel), in September 2012, from each of Par Pharmaceutical, Inc. and Par Formulations Private Ltd., together, the Par Entities, in February 2013 from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., together, Dr. Reddy’s, and in July 2013 from TWi Pharmaceuticals, Inc., or Twi, stating that each has filed with the FDA an ANDA, that references Intermezzo. Refer to Item 3, Legal Proceedings, for a full description of the history of this litigation.

The United States District Court for the District of New Jersey, or the New Jersey District Court, held a consolidated trial between December 1, 2014 and December 15, 2014 involving Paratek, Purdue Pharma, and their patent infringement claims against Actavis Elizabeth, Novel, and Dr. Reddy’s. The New Jersey District Court then received post-trial briefing and held a February 13, 2015 post-trial hearing. On March 27, 2015, the New Jersey District Court issued an order and accompanying opinion finding that: (a) the asserted claims of U.S. Patent Nos. 7,682,628, 8,242,131, and 8,252,809, are invalid as obvious; (b) Actavis Elizabeth, Novel, and Dr. Reddy’s infringe the ‘131 patent; (c) Novel infringes the ‘628 patent; and (d) Novel and Dr. Reddy’s infringe the ‘809 patent. On April 9, 2015, the New Jersey District Court entered final judgment consistent with the March 27, 2015 opinion and order referenced above.  As a result of the New Jersey District Court’s findings, the intangible assets representing Intermezzo product rights have been impaired and the related contingent obligation has been reduced in light of an expected decline in Intermezzo sales. Refer to Note 7 Intangible Assets, Net and Note 12 Fair Value Measurements for discussion of impairment and reduction in contingent obligations, respectively.

The Company and Purdue Pharma jointly appealed the New Jersey District Court’s final judgment as to the '131 patent to the United States Court of Appeals for the Federal Circuit on May 6, 2015.  On January 8, 2016 the United States Court of Appeals for the Federal Circuit affirmed the decision of the New Jersey District Court, and no opinion accompanied the judgment. In connection with the merger of Transcept Pharmaceuticals, Inc., or Transcept, and the Company in October 2014, the former shareholders of Transcept retained the right to receive (i) 100% of the royalty income received by the Company prior to October 30, 2016 and (ii) 90% of any cash proceeds from a sale or disposition of Intermezzo (less all fees and expenses incurred by the Company in connection with such sale or disposition following the closing of the merger); provided that such sale or disposition occurs prior to October 30, 2016.

Patent Term Adjustment Suit

In January 2013, the Company filed suit in the Eastern District of Virginia against the United States Patent and Trademark Office (“USPTO”) seeking recalculation of the patent term adjustment of the ’131 Patent. Purdue Pharma has agreed to bear the costs and expenses associated with this litigation. In June 2013, the judge granted a joint motion to stay the proceedings pending a remand to the USPTO, in which the USPTO is expected to reconsider its patent term adjustment award in light of decisions in a number of appeals to the Federal Circuit, including Novartis AG v. Lee 740 F.3d 593 (Fed. Cir. 2014). Since having issued final rules implementing the Novartis decision, the USPTO has been working through the civil action cases and issuing remand decisions. The Company’s case is on remand until the USPTO makes its decision on the recalculation of the patent term adjustment.

Other Legal Proceedings

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually, or in the aggregate, a material adverse effect on its results of operations or financial condition. The Company does not believe that any of the above matters will result in a liability that is probable or estimable at December 31, 2015.

17.	401(k) Savings Plan

The Company maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Savings Plan’s matching formula. All matching contributions and participant contributions vest immediately. Contributions totaled $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2015, 2014, and 2013, respectively, and have been recorded in the consolidated statements of operations.

18.	Subsequent Events

Intermezzo Patent Litigation

The Company and Purdue Pharma jointly appealed the New Jersey District Court’s final judgment as to the '131 patent to the United States Court of Appeals for the Federal Circuit on May 6, 2015.  On January 8, 2016 the United States Court of Appeals for the Federal Circuit affirmed the decision of the New Jersey District Court, and no opinion accompanied the judgment. Refer to Note 16, Commitments and Contingencies, for further information.

Stock Option Plan Activity

The number of shares available for issuance under the 2015 Plan was initially 1,200,000, plus the number of shares that again become available for grant as a result of forfeited or terminated awards or shares withheld in satisfaction of the exercise price of withholding obligations associated with awards under the Prior Plans, not to exceed 2,000,000 shares. 880,430 shares of common stock were automatically added to the shares authorized for issuance under the 2015 Plan on January 1, 2016 pursuant to a “Share Reserve” provision contained in the 2015 Plan. The Share Reserve will automatically increase on January 1 of each year, for the period commencing on (and including) January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors may act prior to January 1 of a given year to provide that there will be no January 1 increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur.

19.	Quarterly Results (Unaudited)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share data)
	(unaudited)

Revenue	$-	$-	$-	$-
Operating expenses	10,633	15,679	23,372	20,369
Loss from operations	(10,633)	(15,679)	(23,372)	(20,369)
Other expense, net	-	(20)	(49)	(737)
Net loss	$(10,633)	$(15,699)	$(23,421)	$(21,106)
Net loss per share - basic and diluted	$(0.74)	$(0.96)	$(1.33)	$(1.20)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share data)
	(unaudited)

Revenue	$48	$294	$-	$4,000
Operating expenses	979	2,175	3,075	5,911
Loss from operations	(931)	(1,881)	(3,075)	(1,911)
Other expense, net	(280)	(389)	(158)	(9,210)
Net loss	(1,211)	(2,270)	(3,233)	(11,121)
Unaccreted dividends on convertible preferred stock	(202)	(737)	(745)	(243)
Net loss attributable to common shareholders	$(1,413)	$(3,007)	$(3,978)	$(11,364)
Net loss per share - basic and diluted	$(20.93)	$(42.23)	$(29.48)	$(1.16)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

We furnished a copy of the above disclosures to PwC and requested that PwC provide a letter addressed to the U.S. Securities and Exchange Commission stating whether or not it agrees with the statements made above. A copy of the letter from PwC dated April 2, 2015 is filed as Exhibit 16.2 to this Form 10-K.

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

We furnished a copy of the above disclosures to Mayer Hoffman and requested that Mayer Hoffman provide a letter addressed to the U.S. Securities and Exchange Commission stating whether or not it agrees with the statements made above. A copy of the letter from Mayer Hoffman dated April 2, 2015 is filed as Exhibit 16.3 to this Form 10-K.

CohnReznick LLP

Effective August 19, 2014, we engaged CohnReznick LLP, or CohnReznick, as our independent registered public accounting firm. During the two most recent fiscal years ended, prior to Mayer Hoffman’s resignation, December 31, 2013 and 2012, and through the date of August 19, 2014, we did not consult with CohnReznick, regarding either (i) the application of accounting principles to a specific transaction, completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that was an important factor considered in reaching a decision as to accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Regulation S-K 304(a)(1)(iv) and the related instructions to Regulation S-K 304, or a reportable event, as that term is defined in Regulation S-K 304(a)(1)(v).

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the design and operation of our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by CohnReznick LLP, our independent registered public accounting firm, as stated in their report which is included herein.

(b)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Pacira Pharmaceuticals, Inc.

We have audited Paratek Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Paratek Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Paratek Pharmaceuticals, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Paratek Pharmaceuticals, Inc. has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treasury Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Paratek Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Vienna, Virginia

March 9, 2016

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2015 fiscal year pursuant to Regulation 14A for our 2016 Annual Meeting of Stockholders, or the 2016 Proxy Statement, and the information to be included in the 2016 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2016 Proxy Statement and is hereby incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item will be contained in the 2016 Proxy Statement and is hereby incorporated by reference.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics. The code of business conduct applies to all of our employees, officers and directors. The full texts of our code of business conduct and ethics are posted on our website at http://www.paratekpharma.com under the Investors section. We intend to disclose future amendments to our code of business conduct and ethics, or certain waivers of such provisions, at the same location on our website identified above and also in public filings. The inclusion of our website address in this report does not include or incorporate by reference the information on our website into this report.

Item 11.	Executive Compensation

The information required by this item will be contained in the 2016 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2016 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2016 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the 2016 Proxy Statement and is hereby incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, State of Massachusetts, on the 9th day of March, 2016.

Paratek Pharmaceuticals, Inc.

By:	/s/ Michael F. Bigham
Michael F. Bigham Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of William M. Haskel and Douglas W. Pagán his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael F. Bigham	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 9, 2016
Michael F. Bigham

/s/ Douglas W. Pagán	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2016
Douglas W. Pagán

/s/ Evan Loh, M.D.	President, Chief Medical Officer and Director	March 9, 2016
Evan Loh, M.D.

/s/ Thomas J. Dietz, Ph.D.	Director	March 9, 2016
Thomas J. Dietz, Ph.D.
/s/ Timothy R. Franson, M.D.	Director	March 9, 2016
Timothy R. Franson, M.D.

/s/ Richard J. Lim	Director	March 9, 2016
Richard J. Lim

/s/ Kristine Peterson	Director	March 9, 2016
Kristine Peterson
/s/ Robert S. Radie	Director	March 9, 2016
Robert S. Radie

/s/ Jeffrey Stein, Ph.D.	Director	March 9, 2016
Jeffrey Stein, Ph.D.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization by and among Transcept Pharmaceuticals, Inc., Tigris Merger Sub, Inc., Tigris Acquisition Sub, LLC and Paratek Pharmaceuticals, Inc. dated as of June 30, 2014.	Form 8-K	001-36066	2.1	July 1, 2014

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	October 5, 2015

10.1A*+	2006 Incentive Award Plan, as amended and restated.

10.1B+	Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan.	Form S-8	333-172041	99.2	February 3, 2011

10.2+	Form of Restricted Stock Unit Award Grant Notice and Form of Restricted Stock Unit Award Agreement under the 2006 Incentive Award Plan, as amended.	Form 8-K	001-36066	10.1	February 10, 2015

10.3+	2009 Employee Stock Purchase Plan.	Form 8-K	000-51967	10.1	June 9, 2009

10.4A+	2014 Equity Incentive Plan, as amended.	Form S-8	333-201204	4.1	December 22, 2014

10.4B+	Form of Option Agreement under the 2014 Equity Incentive Plan, as amended.	Form S-8	333-201204	4.2	December 22, 2014

10.5A+	2015 Inducement Plan.	Form 8-K	001-36066	10.2	February 10, 2015

10.5B+	Form of Stock Option Grant Notice and Form of Option Agreement under the 2015 Inducement Plan.	Form 8-K	001-36066	10.3	February 10, 2015

10.6A+	2015 Equity Incentive Plan	Form S-8	333-205482	99.5	July 2, 2015

10.6B+	Form of Paratek Pharmaceuticals, Inc. Stock Option Grant Notice under the 2015 Equity Incentive Plan	Form S-8	333-205482	99.6	July 2, 2015

10.6C+	Form of Paratek Pharmaceuticals, Inc. Restricted Stock Unit Grant Notice under the 2015 Equity Incentive Plan	Form S-8	33-205482	99.7	July 2, 2015

10.7*+	Non-Employee Director Compensation Policy.

10.8*	Form of Indemnification Agreement between the Company, its executive officers and directors.

10.9†	United States License and Collaboration Agreement by and between the Company and Purdue Pharmaceutical Products L.P., dated as of July 31, 2009.	Form 10-Q	000-51967	10.1	November 16, 2009

10.10†	First Amendment to the United States License and Collaboration Agreement by and between the Company and Purdue Pharmaceutical Products L.P., dated as of November 1, 2011.	Form 10-K	000-51967	10.30	March 30, 2012

10.11†	Letter Agreement by and between the Company and Purdue Pharmaceutical Products L.P., dated as of July 31, 2009.	Form 10-Q	000-51967	10.2	November 16, 2009

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.12†	License Agreement by and between the Company and Shin Nippon Biomedical Laboratories, Ltd., dated as of September 24, 2013.	Form 10-Q	001-36066	10.6	November 7, 2013

10.13	Termination Agreement and Release, between the Company and Shin Nippon Biomedical Laboratories, dated as of September 19, 2014.	Form 10-Q	001-36066	10.1	October 28, 2014

10.14†	Collaborative Research and License Agreement by and between the Company and Warner Chilcott, dated as of July 2, 2007.	Form 10-K	001-36066	10.16	April 2, 2015

10.15†	License Agreement by and between the Company and Tufts University dated as of February 1, 1997, as amended.	Form 10-K	001-36066	10.17	April 2, 2015

10.16+	Employment Agreement, as amended, by and between the Company and Doug Pagán dated as of February 4, 2015.	Form 10-K	001-36066	10.18	April 2, 2015

10.17+	Employment Agreement, as amended, by and between the Company and Michael Bigham dated as of February 4, 2015.	Form 10-K	001-36066	10.19	April 2, 2015

10.18+	Employment Agreement, as amended, by and between the Company and Evan Loh dated as of February 4, 2015.	Form 10-K	001-36066	10.20	April 2, 2015

10.19+	Employee Agreement, as amended, by and between the Company and Adam Woodrow dated as of February 4, 2015	Form 10-Q	001-36066	10.3	May 15, 2015

10.20+	Employment Agreement, by and between the Company and William Haskel dated as of June 12, 2015	Form 10-Q	001-36066	10.4	August 11, 2015

10.21	Warrant, dated as of April 13, 2006 issued to Hercules Technology Growth Capital, Inc.	Form 10-K	001-36066	10.21	April 2, 2015

10.22	Warrant, dated as of April 7, 2014 issued to HBM Healthcare Investments (Cayman) Ltd.	Form 10-K	001-36066	10.22	April 2, 2015

10.23	Warrant, dated as of April 18, 2014 issued to K/S Danish BioVenture.	Form 10-K	001-36066	10.23	April 2, 2015

10.24	Warrant, dated as of April 7, 2014 issued to Omega Fund III, L.P.	Form 10-K	001-36066	10.24	April 2, 2015

10.25	Stock Purchase Agreement dated October 1, 2015, by and between Paratek Pharmaceuticals, Inc. and Hercules Technology Growth Capital, Inc.	Form 8-K	001-36066	10.1	October 5, 2015

10.26	Loan and Security Agreement, dated September 30, 2015, between the Company and Hercules Technology II, L.P., Hercules Technology III, L.P., certain other lenders and Hercules Technology Growth Capital, Inc.	Form 10-Q/A	001-36066	10.5	December 3, 2015

16.1	Notice Regarding Change in Certifying Accountant.	Form 8-K	001-36066	16.1	November 14, 2014

16.2	Letter from Pricewaterhousecoopers L.L.P to the Securities and Exchange Commission dated as of April 2, 2015	Form 10-K	001-36066	16.2	April 2, 2015

16.3	Letter from Mayer Hoffman McCann, PC. to the Securities and Exchange Commission dated as of April 2, 2015	Form 10-K	001-36066	16.3	April 2, 2015

21.1	Subsidiaries of the Company.	Form 10-K	001-36066	21.1	April 2, 2015

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

23.1*	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page)

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