Form 10-Q
period 2016-03-31
Paratek Pharmaceuticals, Inc.
filed 2016-05-02
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2016 or

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

As of April 29, 2016 there were 17,740,211 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and par value amounts)

(unaudited)

	March 31, 2016	December 31, 2015
	(unaudited)	(See Note 2)
Assets
Current assets
Cash and cash equivalents	$44,143	$131,302
Available-for-sale securities	68,120	—
Restricted cash	2,629	2,443
Accounts receivable	488	745
Prepaid and other current assets	3,925	7,927
Total current assets	119,305	142,417
Restricted cash	1,011	250
Fixed assets, net	823	779
Intangible assets, net	1,251	1,349
Goodwill	829	829
Other long-term assets	276	294
Total assets	$123,495	$145,918
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and other accrued expenses	$10,369	$6,443
Accrued contract research	13,233	11,583
Current portion of Intermezzo reserve	2,385	2,476
Total current liabilities	25,987	20,502
Long-term debt	19,595	19,565
Contingent obligations	1,105	1,000
Other liabilities	3,669	3,611
Total liabilities	50,356	44,678
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,658,160 and 17,608,615 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	18	17
Additional paid-in capital	373,118	369,949
Accumulated other comprehensive income	1	—
Accumulated deficit	(299,998)	(268,726)
Total stockholders’ equity	73,139	101,240
Total liabilities and stockholders’ equity	$123,495	$145,918

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended March 31,
	2016	2015
Revenue
Research and development collaborations	$—	$—
Operating expenses:
Research and development	24,288	6,741
General and administrative	6,339	4,271
Impairment of intangible asset	—	2,761
Changes in fair value of contingent consideration	105	(3,140)
Total operating expenses	30,732	10,633
Loss from operations	(30,732)	(10,633)
Other income and expenses:
Interest expense	(730)	—
Interest income	191	—
Other income, net	3	—
Other loss, net	(3)	—
Net loss	(31,271)	(10,633)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	1	—
Comprehensive loss	$(31,270)	$(10,633)
Net loss per share - basic and diluted	$(1.78)	$(0.74)
Weighted average common shares outstanding
Basic and diluted	17,615,754	14,418,145

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31,
	2016	2015
Net loss	$(31,271)	$(10,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244	272
Stock-based compensation expense	2,419	241
Noncash interest expense	357	—
Noncash interest income	(191)	—
Impairment of intangible asset	—	2,761
Change in fair value of contingent consideration	105	(3,140)
Changes in operating assets and liabilities
Accounts receivable and other current assets	4,471	3,941
Accounts payable and accrued expenses	5,430	3,543
Other liabilities and other assets	(74)	(293)
Net cash used in operating activities	(18,510)	(3,308)
Investing activities
Purchase of fixed assets	(99)	(136)
Purchase of marketable securities	(68,209)	—
Purchase of prepaid interest - marketable securities	(144)	—
(Increase) decrease in restricted cash	(947)	82
Net cash used in investing activities	(69,399)	(54)
Financing activities
Proceeds from exercise of stock options	11	16
Proceeds from issuance of common stock	739	—
Net cash provided by financing activities	750	16
Net decrease in cash and cash equivalents	(87,159)	(3,346)
Cash and cash equivalents at beginning of period	131,302	95,856
Cash and cash equivalents at end of period	$44,143	$92,510

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

The Company has used its expertise in biology and tetracycline chemistry to create chemically diverse and biologically distinct small molecules derived from the minocycline core structure. The Company’s two lead product candidates are the antibacterials omadacycline and sarecycline. Omadacycline entered Phase 3 clinical development for the treatment of acute bacterial skin and skin structure infections, or ABSSSI, in June 2015. On April 4, 2016, the Company announced completion of enrollment in the ABSSSI trial.  On November 9, 2015, the Company announced that the first patient was dosed in a Phase 3 clinical study of omadacycline for the treatment of community-acquired bacterial pneumonia, or CABP. The Company continues to progress its Phase 3 studies consistent with its plan and anticipates results for ABSSSI as early as the end of June 2016 and CABP as early as the third quarter of 2017. In addition to ongoing Phase 3 studies, the Company is conducting several clinical Phase 1 studies that are needed for inclusion in the planned New Drug Application, or NDA, regulatory filing (i.e., special populations, pharmacokinetics and lung penetration studies in healthy volunteers) with the U.S. Food and Drug Administration, or the FDA. The Company plans to submit an NDA for the treatment of ABSSSI and CABP in the first half of 2018. The Company has initiated its first “oral only” study for omadacycline, notably with a Phase 1b clinical study in urinary tract infection, or UTI, in May 2016. The Company also plans to initiate a Phase 1b clinical study in acute sinusitis as early as the end of 2016. The Company’s second product, sarecycline, entered Phase 3 clinical development in December 2014. The Company’s U.S. partner, Allergan plc, has informed the Company that data from the Phase 3 trial of sarecycline will be available in the second half of 2016.

Prior to October 30, 2014, the name of the Company was Transcept Pharmaceuticals, Inc., or Transcept. On October 30, 2014, Transcept completed a business combination with privately held Paratek Pharmaceuticals, Inc., or Old Paratek, in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2014, by and among Transcept, Tigris Merger Sub, Inc., or Merger Sub, Tigris Acquisition Sub, LLC, or Merger LLC, and Old Paratek, or the Merger Agreement, pursuant to which Merger Sub merged with and into Old Paratek, with Old Paratek surviving as a wholly-owned subsidiary of Transcept, followed by the merger of Old Paratek with and into Merger LLC, with Merger LLC surviving as a wholly-owned subsidiary of Transcept (the Company refers to these mergers together as the Merger). Also on October 30, 2014, in connection with, and prior to the completion of the Merger, Transcept effected a 1-for-12 reverse stock split of its common stock, or the Reverse Stock Split, and immediately following the Merger, Transcept changed its name to “Paratek Pharmaceuticals, Inc.”, and Merger LLC changed its name to “Paratek Pharma, LLC.” Following the completion of the Merger, the business conducted by Paratek Pharmaceuticals Inc. became primarily the business conducted by Paratek.

Immediately prior to the Merger, Old Paratek sold 8,068,766 shares of its common stock for an aggregate purchase price of $93.0 million to certain existing Paratek stockholders and certain new investors in Paratek, or the Financing. Immediately prior to the closing of the Financing, the $6.0 million in aggregate principal amount outstanding under, and all accrued interest on, the nonconvertible senior secured promissory notes issued in March 2014, the 2014 Notes, converted into 1,335,632 shares of Old Paratek’s common stock based on a conversion price of $0.778 per share. Further, and also immediately prior to the closing of the Financing, each share of Old Paratek’s preferred stock outstanding at that time was converted into shares of Old Paratek’s common stock at a ratio determined in accordance with Paratek’s certificate of incorporation then in effect. The parties to the Financing and to the conversion of the 2014 Notes include officers, employees and directors of Paratek, making these transactions related party in nature.

Under the terms of the Merger Agreement, Transcept issued shares of its common stock to Old Paratek’s stockholders, at an exchange rate of 0.0675 shares of common stock, after taking into account the Reverse Stock Split, in exchange for each share of Old Paratek common stock outstanding immediately prior to the Merger. Transcept also assumed all of the stock options outstanding under the Old Paratek 2014 Equity Incentive Plan, as amended, or the Paratek Plan, and stock warrants of Old Paratek outstanding immediately prior to the Merger, with such stock options and warrants henceforth representing the right to purchase a number of shares of Transcept common stock equal to 0.0675 multiplied by the number of shares of Old Paratek common stock previously represented by such options and warrants. Transcept also assumed the Paratek Plan.

After consummation of the Merger, the Old Paratek stockholders, warrant holders and option holders owned approximately 89.6% of the fully-diluted common stock of Paratek, with Transcept’s stockholders and optionholders immediately prior to the Merger, whose shares of Paratek common stock (including shares received upon the cancellation of existing options) remain outstanding after the Merger, owning approximately 10.4% of the fully-diluted common stock of Paratek. Under generally accepted accounting principles in the United States of America, or U.S. GAAP, the Merger was treated as a “reverse merger” under the purchase method of accounting. For accounting purposes, Old Paratek is considered to have acquired Transcept.

2.   Summary of Significant Accounting Policies and Basis of Presentation

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. During the first quarter of 2016, the Company began investing in short-term marketable securities. Refer to Note 3, Cash and Cash Equivalents and Marketable Securities, and Note 10, Fair Value Measurements, for additional information. There have been no other material changes in the Company’s significant accounting policies during the three months ended March 31, 2016.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB, and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2015, and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods ended March 31, 2016 and 2015. Certain reclassifications were made to conform to the current presentation.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2016. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015, and notes thereto, which are included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the results of operations of Paratek Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Paratek Pharma, LLC, Paratek Securities Corporation, Transcept Pharma, Inc., and Paratek UK, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements, in conformity with U.S. GAAP, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to, among other items, intangible assets, goodwill, contingent liabilities, stock-based compensation arrangements, useful lives for depreciation and amortization of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment.

3. Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held primarily in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at March 31, 2016 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities. Available-for-sale securities are maintained by an investment manager and consist of U.S. treasury and government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized or accreted to interest expense or income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income or expense. There were no realized gains or losses on marketable securities recognized for the three months ended March 31, 2016.

The Company reviews marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations and comprehensive loss if the Company has experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that the Company will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and changes in value subsequent to the end of the period. There were no other-than-temporary impairments of investments recognized for the three months ended March 31, 2016.

The following is a summary of available-for-sale securities as of March 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. treasury securities	$40,225	$3	$(1)	$40,227
Government agencies	27,894	4	(5)	27,893
Total	$68,119	$7	$(6)	$68,120

No available-for-sale securities held as of March 31, 2016 have remaining maturities greater than one year.

4.   Restricted Cash

Intermezzo Reserve

In accordance with the Merger Agreement, an initial amount of $3.0 million, or the Intermezzo Reserve, has been kept in a separate segregated bank account established at the closing date of the Merger. This account is utilized solely at the direction and in the discretion of the special committee of the Board of Directors, or the Special Committee, or its authorized delegates in connection with the Special Committee’s management of the Intermezzo assets and the potential Intermezzo asset disposition. The balance of the Intermezzo Reserve was $2.6 million and $2.4 million as of March 31, 2016 and December 31, 2015, respectively.

Letters of Credit

During the quarter ended March 31, 2016, the Company obtained a letter of credit in the amount of $0.8 million, which is collateralized with a bank account at a financial institution, to secure value-added tax registration in certain foreign countries.

The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. Refer to Note 14, Commitments and Contingencies, for further details. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of March 31, 2016 and December 31, 2015, naming the landlord as beneficiary.

5.   Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Intermezzo product rights	$1,410	$1,410
TO-2070 asset	170	170
Gross intangible assets	1,580	1,580
Less: Accumulated amortization	(329)	(231)
Net intangible assets	$1,251	$1,349

Intermezzo product rights and the TO-2070 asset were acquired through the Merger with Transcept on October 30, 2014.  Refer to Note 7, License and Collaboration Agreements, for further detail concerning Intermezzo and TO-2070.  Intangible assets are reviewed when events or circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

On March 27, 2015, a decision was made by the United States District Court for the District of New Jersey, or the New Jersey District Court, concerning Intermezzo patent infringement claims the Company made in response to the filing of an Abbreviated New Drug Application, or ANDA, with the Federal Drug Administration. The decision made by the New Jersey District Court invalidated several Intermezzo patent claims as obvious.  The Company appealed the New Jersey District Court’s ruling during the second quarter of 2015. On January 8, 2016 the United States Court of Appeals for the Federal Circuit, or the U.S. Court of Appeals, affirmed the decision of the New Jersey District Court, and no opinion accompanied the judgment. Refer to Note 14, Commitments and Contingencies, for further information concerning the litigation.

The January 8, 2016 decision by the U.S. Court of Appeals triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent obligations in light of an expected decline in Intermezzo sales during the second half of 2016. The Company performed a recoverability test by comparing the summation of the undiscounted future cash flow with the carrying value of the Intermezzo product rights. It was determined that the summation of the undiscounted future cash flow was greater the carrying value as of March 31, 2016. As such, the Company did not record an impairment charge during the first quarter of 2016.

On April 5, 2016, the first generic launch of Intermezzo occurred. The Company will perform another interim impairment test of the Intermezzo product rights in connection with the preparation of its unaudited condensed consolidated financial statements for the second quarter of 2016.

6.   Net Loss Per Share Available to Common Stockholders

Basic net loss per share available to common stockholders is calculated by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method or the as if-converted method, as applicable. For purposes of this calculation, stock options, restricted stock, and warrants to purchase common stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share available to common stockholders when their effect is dilutive.

The following outstanding shares subject to stock options, restricted stock, and warrants to purchase common stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation as of the dates indicated below:

	As of March 31,
	2016	2015
Excluded potentially dilutive securities(1):
Shares subject to options to purchase common stock	2,827,215	1,255,521
Unvested restricted stock	475,500	87,000
Shares subject to warrants to purchase common stock	47,426	14,734
Totals	3,350,141	1,357,255

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of March 31, 2016 and 2015. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

7.   License and Collaboration Agreements

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

In September 2014, the Company and SNBL entered into a Termination Agreement and Release, or the SNBL Termination Agreement, pursuant to which, among other things, the SNBL License Agreement was terminated and the Company assigned all of its rights, interest and title to the TO-2070 asset to SNBL in exchange for a portion of certain future net revenue received by SNBL as set forth in the SNBL Termination Agreement, up to an aggregate of $2.0 million.

8.   Capital Stock

On October 15, 2015, Paratek Pharmaceuticals, Inc. entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, under which the Company could, at its discretion, from time to time sell shares of its common stock, with a sales value of up to $50 million. The Company provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreement were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended.

The Company initiated sales of shares under the Sales Agreement in March 2016, and sold an aggregate of 47,037 shares of common stock as of March 31, 2016, resulting in net proceeds of $0.7 million after deducting commissions of $23,000. As of April 29, 2016, an additional 82,051 shares were sold under the Sales Agreement subsequent to March 31, 2016, resulting in net proceeds of $1.3 million after deducting commissions of $39,000, which will be recognized during the second quarter of 2016.

Warrants to Purchase Common Stock

9,614 warrants to purchase common stock have an exercise price of $0.15 per share and will, if not exercised, expire in 2021. A further 5,120 warrants to purchase common stock have an exercise price of $73.66 and will, if not exercised, expire in 2016.

As described in Note 12, Long-term Debt, in connection with a Loan and Security Agreement, or the Loan Agreement, into which the Company entered with Hercules Technology II, L.P. and Hercules Technology III, L.P., together, Hercules, and certain other lenders and Hercules Technology Growth Capital, Inc. (as agent), the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 16,346 shares of its common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share, or the Hercules Warrants, on September 30, 2015, which expire five years from issuance or at the consummation of a Public Acquisition, as defined in each of the Hercules Warrant agreements.

9.   Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Accounts payable	$4,383	$766
Accrued legal costs	429	615
Accrued compensation	794	1,323
Intermezzo payable	519	288
Accrued professional fees	955	874
Accrued contract manufacturing	3,168	2,443
Accrued other	121	134
Total	$10,369	$6,443

10.   Fair Value Measurements

Financial instruments, including cash, cash equivalents, restricted cash, money market funds, U.S. treasury and government agency securities, accounts receivable, accounts payable, accrued expenses and the Intermezzo reserve are carried on the condensed consolidated financial statements at amounts that approximate fair value. The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date.  The carrying value of the long-term debt approximates its fair value as the interest rate is near current market rates. The fair value of the Company’s long-term debt was determined using Level 3 inputs.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Assets:
U.S. treasury securities	$40,227	$40,227	$—	$—
Government agencies	27,893	—	27,893	—
Total Assets	$68,120	$40,227	$27,893	$—
Liabilities:
Contingent obligations	$1,105	$—	$—	$1,105
Total Liabilities	$1,105	$—	$—	$1,105
December 31, 2015
Liabilities:
Contingent obligations	$1,000	$—	$—	$1,000
Total Liabilities	$1,000	$—	$—	$1,000

Marketable Securities

U.S. treasury securities fair values can be obtained through quoted market prices in active exchange markets and are therefore classified as Level 1. The pricing on Government agencies was primary sourced from independent third party pricing services, overseen by management, and is based on valuation models that consider standard input factor such as deal quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment spreads, credit information and the bond’s terms and conditions, among other things, and are therefore classified as Level 2.

Contingent Consideration

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

(ii)

one hundred percent of any payments received by the Company pursuant to the termination of a License Agreement with SNBL, which granted the Company an exclusive worldwide license to commercialize SNBL’s proprietary nasal drug delivery technology for development of TO-2070, a proprietary nasal powder drug delivery system;

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

The fair value of the contingent obligations to former Transcept stockholders was determined using probability-weighted scenario methodologies, employing cash-flow and sale proceeds income approaches with consideration to the potential timing of possible payments to former Transcept stockholders. The Company recorded a total net increase in contingent obligations to former Transcept shareholders of $0.1 million during the three months ended March 31, 2016.

  Material assumptions used to value contingent obligations to former Transcept stockholders with respect to Intermezzo asset include:

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

The following table provides a roll forward of the fair value of contingent obligations categorized as Level 3 instruments, for the three months ended March 31, 2016 (in thousands):

Contingent liability— former Transcept stockholders
Balances at December 31, 2015	$1,000
Change in fair value	105
Balances at March 31, 2016	$1,105

11.   Stock-Based Compensation

The Company recognizes compensation expense of stock-based awards over the vesting periods of the awards, net of estimated forfeitures. The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

	Three months ended March 31,
	2016	2015
Research and development expense	$697	$225
General and administrative expense	1,722	16
Total stock-based compensation expense	$2,419	$241

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

	Three months ended March 31,
	2016	2015
Volatility	73.5-73.6%	57.6%
Weighted average risk-free interest rate	1.4-1.5%	1.5%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	5.7-6.1	6.1

Stock Option Plan Activity

The number of shares available for issuance under the 2015 Equity Incentive Plan, or the 2015 Plan, was initially 1,200,000, plus the number of shares that again become available for grant as a result of forfeited or terminated awards or shares withheld in satisfaction of the exercise price of withholding obligations associated with awards under the Prior Plans, not to exceed 2,000,000 shares. 880,430 shares of common stock were automatically added to the shares authorized for issuance under the 2015 Plan on January 1, 2016 pursuant to a “Share Reserve” provision contained in the 2015 Plan. The Share Reserve will automatically increase on January 1 of each year, for the period commencing on (and including) January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors may act prior to January 1 of a given year to provide that there will be no January 1 increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur.

During the three months ended March 31, 2016, the Company’s Board of Directors granted 200,000 restricted stock units to executives and employees of the Company and 590,000 stock options to directors, officers and employees to the Company under the 2015 Plan, with time vesting provisions ranging from one to four years.

The Company has not made any additional grants under its 2015 Inducement Plan since December 31, 2015. Although the Company does not currently anticipate the issuance of additional stock options under its 2015 Inducement Plan, 6,500 shares remain available for grant under that plan, as well as any shares underlying outstanding options that may become available for grant pursuant to the plan’s terms.  It is therefore possible that the Company may, based on the business and recruiting needs of the Company, issue additional stock options under the 2015 Inducement Plan.

As of December 31, 2015, no additional shares remained available for issuance under the Company’s 2006 Equity Incentive Plan and 2014 Equity Incentive Plan.

Total shares available for future issuance under the 2015 Plan are 373,930 shares as of March 31, 2016.

Stock options

A summary of stock option activity for the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding
Balances at December 31, 2015	2,242,890	$17.91	9.10	$10,692
Granted	590,000	14.20
Exercised	(2,508)	4.30
Expired or Forfeited	(3,167)	24.07
Balances at March 31, 2016	2,827,215	$17.14	9.08	$8,427
Exercisable
March 31, 2016	344,805	$16.53	8.74	$1,414
Vested and expected to vest
March 31, 2016	2,540,646	$17.07	9.07	$7,747

Total unrecognized compensation expense for all stock-based awards was $24.8 million as of March 31, 2016. This amount will be recognized over a weighted average period of 2.74 years.

Restricted Stock Units

A summary of restricted stock unit activity for the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested balance at December 31, 2015	275,500	$24.43
Granted	200,000	14.05
Unvested balance at March 31, 2016	475,500	$20.07

12.   Long-term Debt

On September 30, 2015, the Company entered into the Loan Agreement with Hercules and certain other lenders, and Hercules Technology Growth Capital, Inc.  Under the Loan Agreement, Hercules will provide the Company with access to term loans with an aggregate principal amount of up to $40.0 million, or collectively, the Term Loan. The Company initially drew a principal amount of $20.0 million, which was funded on September 30, 2015. The remaining $20.0 million available under the Loan Agreement can be drawn at the Company’s option in minimum increments of $10.0 million through December 31, 2016, or the Draw Period. The Term Loan is repayable in monthly installments commencing on April 1, 2018 through maturity on September 1, 2020. The interest rate is equal to the greater of (i) 8.5%, or (ii) the sum of 8.5%, plus the “prime rate” as reported in The Wall Street Journal minus 5.75% per annum. An end of term charge equal to 4.5% of the issued principal balance of the Term Loan is payable at maturity, including in the event of any prepayment, and is being accrued as interest expense over the term of the loan using the effective interest method. Borrowings under the Loan Agreement are collateralized by substantially all of the assets of the Company.

If the Company repays all or a portion of the term loans prior to maturity, in addition to the end of term charge, the Company will pay Hercules a prepayment fee as follows: (i) 2.0% of the then outstanding principal amount if the prepayment occurs prior to April 1, 2018 or (ii) no fee if the prepayment occurs on or after April 1, 2018.

Upon an Event of Default, an additional 5.0% interest will be applied and Hercules may, at its option, accelerate and demand payment of all or any part of the loan together with the prepayment and end of term charges. An Event of Default is defined in the Loan Agreement as (i) failure to make required payments; (ii) failure to adhere to financial, operating and reporting loan covenants; (iii) an event or development occurs that would be reasonably expected to have a  material adverse effect; (iv) false representations in the Loan Agreement; v) insolvency, as described in the Loan Agreement; (vi) levy or attachments on any of the Company's assets; and (vii) default of any other agreement or subordinated debt greater than $1.0 million. In the event of insolvency, this acceleration and declaration would be automatic. In addition, in connection with the Loan Agreement, the Company agreed to provide Hercules with a contingent security interest in the Company's bank accounts. The Company's control of its bank accounts is not adversely affected unless Hercules elects to obtain unilateral control of the Company's bank accounts by declaring that an Event of Default has occurred. The principal of the Term Loan, which is not due within 12 months of March 31, 2016, has been classified as long-term as the Company determined that a material adverse effect resulting in Hercules exercising its rights under the subjective acceleration clause is remote.

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

In connection with the Loan Agreement, the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P., a warrant to purchase 16,346 shares of the Company’s common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share. The Hercules Warrants’ total relative fair value of $288,000 at September 30, 2015 was determined using a Black-Scholes option-pricing model. The relative fair value of the Hercules Warrants was included as a discount to the Term Loan and also as a component of additional paid-in capital.

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

As of March 31, 2016, the Company has recorded a long-term debt obligation of $19.6 million, net of debt discount of $0.4 million and prepaid expenses of $0.4 million.

Future principal payments, which exclude the 4.5% end of term charge, in connection with the Loan Agreement, as of March 31, 2016 are as follows (in thousands):

Fiscal Year
2016	$—
2017	—
2018	5,540
2019	7,973
2020 and thereafter	6,487
Total	$20,000

13.   Income Taxes

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

14.   Commitments and Contingencies

Leases

The Company leases its Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases expiring in 2019 and 2021, respectively. The Company entered into the King of Prussia and Boston leases in January 2015 and April 2015, respectively, and the lease terms are for six and four years, respectively, each with one renewal option for an extended term. The King of Prussia and Boston lease terms began in June 2015 and July 2015, respectively.  The Company is required to make additional payments under the facility operating leases for taxes, insurance, and other operating expenses incurred during the operating lease period.  The leases contain rent escalation and rent holiday, which are being accounted for as rent expense under the straight-line method.  Deferred rent is included in accounts payable and other accrued expenses in the condensed consolidated balance sheet as of March 31, 2016.  The Company will record monthly rent expense of approximately $35,000 and $12,000 for the Boston and King of Prussia offices, respectively, on a straight-line basis over the effective lease terms.

Rent expense, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $0.1 million for three months ended March 31, 2016, and is reflected in operating expenses.

As of March 31, 2016, future minimum lease payments under operating leases are as follows:

Fiscal Year
Remainder of 2016	$445
2017	603
2018	611
2019	447
2020	152
2021	128
Total	$2,386

Intermezzo Patent Litigation

In July 2012, the Company received notifications from three companies, Actavis Elizabeth LLC, or Actavis Elizabeth, Watson Laboratories, Inc.—Florida, or Watson, and Novel Laboratories, Inc. (Novel), in September 2012, from each of Par Pharmaceutical, Inc. and Par Formulations Private Ltd., together, the Par Entities, in February 2013 from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., together, Dr. Reddy’s, and in July 2013 from TWi Pharmaceuticals, Inc., or Twi, stating that each has filed with the FDA an ANDA, that references Intermezzo. Refer to Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2015, for a full description of the history of this litigation.

The United States District Court for the District of New Jersey, or the New Jersey District Court, held a consolidated trial between December 1, 2014 and December 15, 2014 involving Paratek, Purdue Pharma, and their patent infringement claims against Actavis Elizabeth, Novel, and Dr. Reddy’s. The New Jersey District Court then received post-trial briefing and held a February 13, 2015 post-trial hearing. On March 27, 2015, the New Jersey District Court issued an order and accompanying opinion finding that: (a) the asserted claims of U.S. Patent Nos. 7,682,628, 8,242,131, and 8,252,809, are invalid as obvious; (b) Actavis Elizabeth, Novel, and Dr. Reddy’s infringe the ‘131 patent; (c) Novel infringes the ‘628 patent; and (d) Novel and Dr. Reddy’s infringe the ‘809 patent. On April 9, 2015, the New Jersey District Court entered final judgment consistent with the March 27, 2015 opinion and order referenced above.  As a result of the New Jersey District Court’s findings, the intangible assets representing Intermezzo product rights have been impaired and the related contingent obligation has been reduced in light of an expected decline in Intermezzo sales. Refer to Note 5, Intangible Assets, Net, and Note 10, Fair Value Measurements, for discussion of impairment and reduction in contingent obligations, respectively.

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

Other Legal Proceedings

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2016, the Company was not party to any other legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of executive management or affiliate of the Company is either a party adverse to the Company or the Company’s subsidiaries or has a material interest adverse to the Company or the Company’s subsidiaries.

15.   Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. Early adoption is not permitted for public entities. In March 2016 and April 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, respectively. The Company is currently evaluating the impact the adoption of these ASUs will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12 Compensation—Stock Compensation. In March 2016, the FASB issued ASU 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in these updates create Topic 718, Compensation—Stock Compensation. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The amendments should be applied prospectively to all share-based payment awards that are granted or modified on or after the effective date, or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the consolidated financial statements, and to all new or modified awards thereafter. The Company is currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810)-Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered variable interest entities, or VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. The Company adopted this pronouncement on January 1, 2016, which did not have an impact on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), The ASU is effective for annual periods beginning after December 15, 2018. The amendment requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. This ASU is effective for fiscal years beginning after December 15, 2018, including those interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements.

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

This discussion contains certain forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward- looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 9, 2016 and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Company Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics based upon tetracycline chemistry. We have used our expertise in biology and tetracycline chemistry to create chemically diverse and biologically distinct small molecules derived from the minocycline core structure. Our two lead product candidates are the antibacterials omadacycline and sarecycline. Omadacycline entered Phase 3 clinical development for the treatment of ABSSSI in June 2015. On April 4, 2016, we announced completion of enrollment in the ABSSSI trial. On November 9, 2015, we announced that the first patient was dosed in a Phase 3 clinical study of omadacycline for the treatment of CABP. We continue to progress our clinical studies consistent with our plan and anticipate results for ABSSSI as early as the end of June 2016 and CABP as early as the third quarter of 2017. In addition to ongoing Phase 3 studies, we are conducting several clinical Phase 1 studies that are needed for inclusion in the planned NDA regulatory filing (i.e. special populations, pharmacokinetics and lung penetration studies in healthy volunteers) at the FDA. We plan to submit an NDA for the treatment of ABSSSI and CABP in the first half of 2018. We have initiated our first “oral only” study for omadacycline, notably with a Phase 1b clinical study in urinary tract infection, or UTI, in May 2016. We also plan to initiate a Phase 1b clinical study in acute sinusitis as early as the end of 2016.

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

Our second Phase 3 antibacterial product candidate, sarecycline, previously known as WC3035, is a new, once-daily, tetracycline-derived compound designed for use in the treatment of acne and rosacea. We believe that, based upon the data generated to-date, sarecycline possesses favorable anti-inflammatory activity, plus narrow-spectrum antibacterial activity relative to other tetracycline-derived molecules, oral bioavailability, does not cross the blood-brain barrier, and possesses favorable pharmacokinetic, or PK, properties that we believe make it particularly well-suited for the treatment of inflammatory acne in the community setting. We have exclusively licensed U.S. development and commercialization rights to sarecycline for the treatment of acne to Allergan while retaining development and commercialization rights in the rest of the world. Allergan has informed us that sarecycline entered Phase 3 clinical trials in December 2014 for acne vulgaris. Allergan has informed us that data from the Phase 3 trial of sarecycline will be available in the second half of 2016. We have also granted Allergan an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States, which converted to a non-exclusive license in December 2014 after Allergan did not exercise its development option with respect to rosacea. There are currently no clinical trials with sarecycline in rosacea underway.

To date, we have devoted a substantial amount of our resources to research and development efforts, including conducting clinical trials for omadacycline, protecting our intellectual property and providing general and administrative support for these operations. We have not yet submitted any product candidates for approval by regulatory authorities, and we do not currently have rights to any products that have been approved for marketing in any territory. We have not generated any revenue from product sales and to date have financed our operations primarily through sale of our common and convertible preferred stock, note financings, research and development collaborations, and, to a lesser extent, through government grants, foundation support, line of credit financings, and equipment lease financings.

We have incurred significant losses since our inception in 1996. Our accumulated deficit at March 31, 2016 was $300.0 million and our net loss for the three months ended March 31, 2016 was $31.3 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs, general and administrative costs associated with our operations and noncash items primarily associated with our note financings. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any.

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

Recent Financing Activities

On October 15, 2015, we entered into the Sales Agreement with Cantor under which we could, at our discretion, from time-to-time sell shares of our common stock, with a sales value of up to $50 million. We provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold. Sales of the shares under the Sales Agreement were to be made in transactions deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. We initiated sales of shares under the Sales Agreement in March 2016, and sold an aggregate of 47,037 shares of common stock as of March 31, 2016, resulting in net proceeds of $0.7 million after deducting commissions of $23,000. As of April 29, 2016, an additional 82,051 shares, resulting in net proceeds of $1.3 million, were sold under the Sales Agreement subsequent to March 31, 2016.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that therapeutic candidate. For example, if the FDA, or another regulatory authority, were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of the clinical development of product candidates, or if we experience significant delays in the enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

With available cash resources subsequent to closing of the Merger in October 2014, follow-on offering of shares of common stock in May 2015, borrowings under our Loan Agreement with Hercules, and most recently our sales of common stock through our Sales Agreement with Cantor, we are conducting two ongoing Phase 3 clinical trials of omadacycline, one each for the treatment of ABSSSI and CABP, and additional supportive Phase 1 studies.

We manage certain activities such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for omadacycline and other projects during the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Omadacycline	$20,799	$5,448
Other external research	—	4
Total external costs	20,799	5,452
Other research and development costs	3,489	1,289
Total	$24,288	$6,741

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel and professional, legal and consulting fees.

Interest Expense

Interest expense represents interest incurred on the Hercules Term Loan and the adjustment of our marketable securities to amortized cost.

Interest Income

Interest income represents interest earned on marketable securities purchased.

Results of Operations

Revenue

We did not earn research and development collaboration revenue during the three months ended March 31, 2016 and 2015.

Research and Development Expense

	Three Months Ended March 31,
(in thousands)	2016	2015	$ Change
Research and development	$24,288	$6,741	$17,547

Research and development expenses were $24.3 million for the three months ended March 31, 2016, compared to $6.7 million for the same period in 2015. The increase in research and development expense during the three months ended March 31, 2016 was primarily the result of our ongoing clinical development of omadacycline.

During the current quarter, we incurred approximately $14.4 million in expense associated with our Phase 3 studies for the treatment of ABSSSI and CABP, an increase of $12.9 million compared to $1.5 million in the same period in prior year. This increase is associated primarily with faster-than-projected enrollment performance in both our ABSSSI and CABP registration studies, resulting in an acceleration of related CRO fees, investigator fees, and costs associated with clinical sites and laboratories.  We also incurred $3.8 million in production costs for omadacycline registration batches and manufacturing process validation work, which represents an increase of $1.2 million compared to the same period in prior year.

Also during the quarter, we incurred $2.9 million in costs from omadacycline Phase 1studies and other research and development activities and $2.3 million in salaries and benefits, including stock-based compensation, which represents an increase of $1.8 million and $1.6 million, respectively, compared to the same period in prior year, due to the conduct of additional Phase 1 studies and increased headcount.

General and Administrative Expense

	Three Months Ended March 31,
(in thousands)	2016	2015	$ Change
General and administrative	$6,339	$4,271	$2,068

The increase in general and administrative costs for the three months ended March 31, 2016 was primarily due to growth in our corporate infrastructure. Salaries and benefits, including stock-based compensation, increased $2.2 million for the three months ended March 31, 2016.

Impairment of Intangible Assets

	Three Months Ended March 31,
(in thousands)	2016	2015	$ Change
Impairment of intangible assets	$—	$2,761	$(2,761)

We recorded an impairment charge of $2.8 million during the three months ended March 31, 2015. The impairment charge was recorded in connection with the outcome of litigation that invalidated several Intermezzo patent claims as obvious and triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent liability in light of an expected decline in Intermezzo sales.

Changes in Fair Value of Contingent Obligations

	Three Months Ended March 31,
(in thousands)	2016	2015	$ Change
Changes in fair value of contingent obligations	$105	$(3,140)	$3,245

During the three months ended March 31, 2016 and 2015, we recorded a $0.1 million increase and $3.1 million decrease, respectively, in the fair value of our contingent obligations to former Transcept shareholders. The increase in the fair value of our contingent obligation for the three months ended March 31, 2016 is associated with an increase in the present value of the obligation as we approach the second anniversary of the Merger. The reduction in the fair value of our contingent obligation for the three months ended March 31, 2015 was recorded in connection with the outcome of litigation that invalidated several Intermezzo patents as obvious and triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent obligations in light of an expected decline in Intermezzo sales.  Refer to Note 10, Fair Value Measurements, of our unaudited condensed consolidated financial statements for further information.

Other Income and Expenses

	Three Months Ended March 31,
(in thousands)	2016	2015	$ Change
Other income and expenses:
Interest expense	$(730)	$—	$(730)
Interest income	191	—	191
Other income, net	3	—	3
Other loss, net	(3)	—	(3)
Total	$(539)	$—	$(539)

Interest expense for the three months ended March 31, 2016 represents interest incurred on the Term Loan entered into with Hercules on September 30, 2015 of $0.6 million and the net amortization of our marketable securities of $0.1 million. Interest income represents interest earned on marketable securities purchased during the three months ended March 31, 2016 of $0.2 million.

Liquidity and Capital Resources

On January 12, 2015, we filed a registration statement on Form S-3 with the SEC to sell shares of our common stock, par value $0.001 per share to the public, in an aggregate amount of up to $200.0 million to the public in one or more registered offerings. Under this shelf registration statement, we completed an underwritten offering on May 5, 2015 of 3,089,000 shares of common stock at a public offering price of $24.50 per share, which includes 229,000 shares of common stock issued upon the exercise, in part, by the underwriters of an option to purchase additional shares. The aggregate proceeds received by us, after underwriting discounts and commissions and other offering expenses, were $70.4 million. We borrowed $20.0 million under the Loan Agreement executed with Hercules on September 30, 2015, and have access to an additional $20.0 million through December 31, 2016 under the same agreement. We have also sold an aggregate of 47,037 shares of common stock under the Sales Agreement as of March 31, 2016, resulting in net proceeds of $0.7 million. As of April 29, 2016, an additional 82,051 shares, resulting in net proceeds of $1.3 million, were sold under the Sales Agreement subsequent to March 31, 2016.

We have used and intend to continue to use the net proceeds from the offering, Loan Agreement, and most recently the sale of common stock, together with our existing cash, to fund our two ongoing Phase 3 clinical trials of omadacycline, one each for the treatment of ABSSSI and CABP, and additional supportive Phase 1 studies. In addition, we intend to use the net proceeds to fund our first “oral only” studies for omadacycline, notably our Phase 1b clinical study in UTI and our planned Phase 1b clinical study in acute sinusitis. In addition, we intend and continue to use our net proceeds received, to fund development to advance our pipeline of preclinical candidates, and for working capital and other general corporate purposes.

As of March 31, 2016, we had cash, cash equivalents and marketable securities of $112.3 million.

The following table summarizes our cash provided by and (used in) operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
(in thousands)	2016	2015
Net cash used in operating activities	$(18,510)	$(3,308)
Net cash used in investing activities	$(69,399)	$(54)
Net cash provided by financing activities	$750	$16

Operating Activities

Cash used in operating activities for the three months ended March 31, 2016 of $18.5 million is primarily the result of our $31.3 million net loss offset in part by a $5.4 million increase in accounts payable and accrued expenses, and a decrease of $4.5 million in prepaid expenses mainly associated with the clinical development of omadacycline. The remainder is the net impact of $3.0 million in non-cash items, including $2.7 million in depreciation, amortization and stock-based compensation expense, $0.4 million in non-cash interest expense, a $0.1 million increase in contingent obligations to former Transcept shareholders and $0.2 million of interest earned on our marketable securities.

Investing Activities

During the first quarter of 2016, we invested $68.2 million of our cash in short-term marketable securities (U.S. treasury and

Government agency securities). The net cash used in investing activities for the three months ended March 31, 2016 is also the result of an increase in restricted cash primarily representing a new letter of credit for $0.8 million and purchases of fixed assets of $0.1 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 is the result of net proceeds of $0.7 million received as a result of our sales of shares of common stock under the Sales Agreement during the first quarter.

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

We have not completed development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	conduct our clinical trials of omadacycline;
•	seek regulatory approvals for omadacycline, assuming that it successfully completes clinical trials;
•	establish a sales, marketing and distribution infrastructure and increases to our manufacturing capabilities to commercialize omadacycline; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

Based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities of $112.3 million will enable us to fund our operating expenses and capital expenditure requirements through the un-blinding of top line results in the Phase 3 CABP clinical trial, currently expected to occur as early as the third quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the unknown extent to which we will enter into collaborations with third parties to participate in the development and commercialization of our product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of equity offerings, debt financings, and strategic collaborations. We do not have any committed external sources of funds other than our collaboration with Allergan, which is terminable by Allergan upon prior written notice, and the undrawn balance on the Loan Agreement with Hercules. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholders’ rights. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to, among other items, intangible assets, goodwill, contingent liabilities, stock-based compensation arrangements, useful lives for depreciation and amortization of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates. During the first quarter of 2016, we began investing in short-term marketable securities. Refer to Note 3, Cash and Cash Equivalents and Marketable Securities and Note 10, Fair Value Measurements, for additional information. There have been no other material changes in our critical accounting policies during the three months ended March 31, 2016, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Form 10-K for the year ended December 31, 2015, filed with the SEC.

Recent Accounting Pronouncements

Refer to Note 15, Recent Accounting Pronouncements, in the accompanying notes to condensed consolidated financial statements.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2016 and the year ended December 31, 2015 we did not engage in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments as of March 31, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” in our Form 10-K for the year ended December 31, 2015, filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Our cash balance as of March 31, 2016 consisted of cash and cash equivalents and U.S. treasury and Government agency securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We engage contract research organizations and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise. As of March 31, 2016, a substantial amount of our total liabilities were denominated in U.S. dollars.

 Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of March 31, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceeding

Intermezzo Patent Litigation

In July 2012, we received notifications from three companies, Actavis Elizabeth LLC, or Actavis Elizabeth, Watson Laboratories, Inc.—Florida, or Watson, and Novel Laboratories, Inc., or Novel, in September 2012, from each of Par Pharmaceutical, Inc. and Par Formulations Private Ltd., together, the Par Entities, in February 2013 from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., together, Dr. Reddy’s, and in July 2013 from TWi Pharmaceuticals, Inc., or Twi, stating that each has filed with the FDA an ANDA, that references Intermezzo. Refer to Item 3, Legal Proceedings, of our Form 10-K for the year ended December 31, 2015, for a full description of the history of this litigation.

The United States District Court for the District of New Jersey, or the New Jersey District Court, held a consolidated trial between December 1, 2014 and December 15, 2014 involving Paratek, Purdue Pharma, and their patent infringement claims against Actavis Elizabeth, Novel, and Dr. Reddy’s. The New Jersey District Court then received post-trial briefing and held a February 13, 2015 post-trial hearing. On March 27, 2015, the New Jersey District Court issued an order and accompanying opinion finding that: (a) the asserted claims of U.S. Patent Nos. 7,682,628, 8,242,131, and 8,252,809, are invalid as obvious; (b) Actavis Elizabeth, Novel, and Dr. Reddy’s infringe the ‘131 patent; (c) Novel infringes the ‘628 patent; and (d) Novel and Dr. Reddy’s infringe the ‘809 patent. On April 9, 2015, the New Jersey District Court entered final judgment consistent with the March 27, 2015 opinion and order referenced above.  As a result of the New Jersey District Court’s findings, the intangible assets representing Intermezzo product rights have been impaired and the related contingent obligation has been reduced in light of an expected decline in Intermezzo sales. Refer to Note 5, Intangible Assets, Net, and Note 10, Fair Value Measurements, for discussion of impairment and reduction in contingent obligations, respectively.

We and Purdue Pharma jointly appealed the New Jersey District Court’s final judgment as to the '131 patent to the United States Court of Appeals for the Federal Circuit on May 6, 2015. On January 8, 2016 the United States Court of Appeals for the Federal

Circuit affirmed the decision of the New Jersey District Court, and no opinion accompanied the judgment.

In connection with the merger of Transcept and us in October 2014, the former shareholders of Transcept retained the right to receive (i) 100% of the royalty income received by us prior to October 30, 2016 and (ii) 90% of any cash proceeds from a sale or disposition of Intermezzo (less all fees and expenses incurred by us in connection with such sale or disposition following the closing of the merger); provided that such sale or disposition occurs prior to October 30, 2016.

Patent Term Adjustment Suit

In January 2013, we filed suit in the Eastern District of Virginia against the United States Patent and Trademark Office (“USPTO”) seeking recalculation of the patent term adjustment of the ’131 Patent. Purdue Pharma has agreed to bear the costs and expenses associated with this litigation. In June 2013, the judge granted a joint motion to stay the proceedings pending a remand to the USPTO, in which the USPTO is expected to reconsider its patent term adjustment award in light of decisions in a number of appeals to the Federal Circuit, including Novartis AG v. Lee 740 F.3d 593 (Fed. Cir. 2014), or the Novartis decision. Since having issued final rules implementing the Novartis decision, the USPTO has been working through the civil action cases and issuing remand decisions. Our case is on remand until the USPTO makes its decision on the recalculation of the patent term adjustment.

Other Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2016, we were not party to any other legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2016.

Item 6.	Exhibits

Reference is made to the Exhibit Index attached to this Report, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of May, 2016.

Paratek Pharmaceuticals, Inc.

By:	/s/ Michael F. Bigham
Michael F. Bigham
Chairman and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Douglas W. Pagán
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