Form 10-Q
period 2016-06-30
Paratek Pharmaceuticals, Inc.
filed 2016-08-04
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2016 or

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

As of July 29, 2016 there were 22,627,711 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and par value amounts)

(unaudited)

	June 30, 2016	December 31, 2015

Assets
Current assets
Cash and cash equivalents	$87,427	$131,302
Available-for-sale securities	62,975	—
Restricted cash	2,787	2,443
Accounts receivable	85	745
Prepaid and other current assets	1,862	7,927
Total current assets	155,136	142,417
Restricted cash	1,011	250
Fixed assets, net	1,034	779
Intangible assets, net	1,153	1,349
Goodwill	829	829
Other long-term assets	260	294
Total assets	$159,423	$145,918
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and other accrued expenses	13,849	$6,443
Accrued contract research	12,324	11,583
Current portion of Intermezzo reserve	2,321	2,476
Total current liabilities	28,494	20,502
Long-term debt	19,625	19,565
Contingent obligations	1,120	1,000
Other liabilities	3,728	3,611
Total liabilities	52,967	44,678
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 authorized; no shares issued and outstanding		—
Common stock, $0.001 par value, 100,000,000 shares authorized, 22,627,711 and 17,608,615 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	22	17
Additional paid-in capital	436,681	369,949
Accumulated other comprehensive income	34	—
Accumulated deficit	(330,281)	(268,726)
Total stockholders’ equity	106,456	101,240
Total liabilities and stockholders’ equity	$159,423	$145,918

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	22,135	10,998	46,423	17,739
General and administrative	7,602	4,281	13,941	8,552
Impairment of intangible asset	—	—	—	2,761
Changes in fair value of contingent consideration	15	400	120	(2,740)
Total operating expenses	29,752	15,679	60,484	26,312
Loss from operations	(29,752)	(15,679)	(60,484)	(26,312)
Other income and expenses:
Interest expense	(818)	(25)	(1,548)	(25)
Interest income	288	—	479	—
Other income (loss), net	(1)	5	(1)	5
Net loss	(30,283)	(15,699)	(61,554)	(26,332)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	33	—	34	—
Comprehensive loss	$(30,250)	$(15,699)	$(61,520)	$(26,332)
Net loss per share - basic and diluted	$(1.69)	$(0.96)	$(3.47)	$(1.71)
Weighted average common shares outstanding
Basic and diluted	17,895,301	16,372,694	17,755,528	15,400,819

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2016	2015
Net loss	$(61,554)	$(26,332)
Adjustments to reconcile net loss to net cash used in operating activities:	-
Depreciation and amortization	583	394
Stock-based compensation expense	5,443	1,427
Noncash interest expense	563	—
Noncash interest income	(479)	—
Impairment of intangible asset	—	2,761
Change in fair value of contingent consideration	120	(2,740)
Changes in operating assets and liabilities
Accounts receivable and other current assets	7,102	189
Purchase of prepaid interest - marketable securities	(144)	—
Accounts payable and accrued expenses	7,671	7,650
Other liabilities and other assets	(120)	(569)
Net cash used in operating activities	(40,815)	(17,220)
Investing activities
Purchase of fixed assets	(374)	(431)
Purchase of marketable securities	(68,209)	—
Proceeds from maturities of marketable securities	5,000	—
(Increase) decrease in restricted cash	(1,105)	(132)
Net cash used in investing activities	(64,688)	(563)
Financing activities
Proceeds from exercise of stock options	11	234
Proceeds from sale of common stock	61,617	70,435
Net cash provided by financing activities	61,628	70,669
Net decrease in cash and cash equivalents	(43,875)	52,886
Cash and cash equivalents at beginning of period	131,302	95,856
Cash and cash equivalents at end of period	$87,427	$148,742

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Public offering costs incurred but unpaid at period end	$334	$—

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

The Company has used its expertise in biology and tetracycline chemistry to create chemically diverse and biologically distinct small molecules derived from the minocycline core structure. The Company’s two lead product candidates are the antibacterials omadacycline and sarecycline. Omadacycline entered Phase 3 clinical development for the treatment of acute bacterial skin and skin structure infections, or ABSSSI, in June 2015. The Company announced positive top-line efficacy and safety data for this study in June 2016. On November 9, 2015, the Company announced that the first patient was dosed in a Phase 3 clinical study of omadacycline for the treatment of community-acquired bacterial pneumonia, or CABP. The Company continues to progress this Phase 3 study consistent with its plan and anticipates top-line results for CABP as early as the third quarter of 2017.  The Company initiated its first oral-only study for omadacycline, notably with a Phase 1b clinical study in urinary tract infection, or UTI, in May 2016. Results of the UTI study are anticipated in the fourth quarter of 2016. The Company also expects to initiate an oral-only Phase 3 study of omadacycline for the treatment of ABSSSI in August 2016. The Company anticipates top-line results for this study as early as the second quarter of 2017. The Company has an agreement with the U.S. Food and Drug Administration, or the FDA, on the design of this study that is consistent with the current ABSSSI guidance. A Phase 1b sinusitis study has been deprioritized to focus internal efforts on the oral-only ABSSSI Phase 3 study and strategic planning efforts for UTI.

In addition to ongoing Phase 3 studies, the Company is conducting several clinical Phase 1 studies that are needed for inclusion in the planned New Drug Application, or NDA, regulatory filing (i.e., special populations, pharmacokinetics and lung penetration studies in healthy volunteers) with the FDA. The Company plans to submit an NDA for the treatment of ABSSSI and CABP in the first half of 2018.

The Company’s second product, sarecycline, entered Phase 3 clinical development in December 2014. The Company’s U.S. partner, Allergan plc, has provided guidance that top-line data from the Phase 3 trial of sarecycline will be available in the first half of 2017.

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

Since its inception, the Company has generated an accumulated deficit of $330.3 million through June 30, 2016 and will require substantial additional funding in connection with the Company’s continuing operations to support commercial activities associated with its lead product candidate, omadacycline. The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, dependence on key personnel, and compliance with government regulations.

2.   Summary of Significant Accounting Policies and Basis of Presentation

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission, or the SEC, on March 9, 2016. During the first quarter of 2016, the Company began investing in short-term marketable securities. Refer to Note 3, Cash and Cash Equivalents and Marketable Securities, and Note 10, Fair Value Measurements, for additional information. There have been no other material changes in the Company’s significant accounting policies during the six months ended June 30, 2016.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB, and pursuant to the rules and regulations of the SEC.

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2015, and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods ended June 30, 2016 and 2015.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2016. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015, and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 9, 2016.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the results of operations of Paratek Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Paratek Pharma, LLC, Paratek Securities Corporation, Transcept Pharma, Inc., Paratek UK, Ltd and Paratek Bermuda, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at June 30, 2016 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities. Available-for-sale securities are maintained by an investment manager and consist of U.S. treasury and government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized or accreted to interest expense or income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income or expense. There were no realized gains or losses on marketable securities recognized for the three and six months ended June 30, 2016.

The Company reviews marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations and comprehensive loss if the Company has experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that the Company will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and changes in value subsequent to the end of the period. There were no other-than-temporary impairments of investments recognized for the three and six months ended June 30, 2016.

The following is a summary of available-for-sale securities as of June 30, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. treasury securities	$35,139	$28	$-	$35,167
Government agencies	27,802	7	(1)	27,808
Total	$62,941	$35	$(1)	$62,975

No available-for-sale securities held as of June 30, 2016 have remaining maturities greater than one year.

4.   Restricted Cash

Intermezzo Reserve

In accordance with the Merger Agreement, an initial amount of $3.0 million, or the Intermezzo Reserve, has been kept in a separate segregated bank account established at the closing date of the Merger. This account is utilized solely at the direction and in the discretion of the special committee of the Board of Directors of the Company, or the Special Committee, or its authorized delegates in connection with the Special Committee’s management of the Intermezzo assets and the potential Intermezzo asset disposition. The balance was $2.3 million and $2.4 million as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016, also included in restricted cash is $0.5 million of royalty income received but not yet paid to former Transcept stockholders. The royalty payments are made to former Transcept stockholders annually on the anniversary of the Merger.

Letters of Credit

During the first quarter of 2016, the Company obtained a letter of credit in the amount of $0.8 million, which is collateralized with a bank account at a financial institution, to secure value-added tax registration in certain foreign countries. Subsequent to June 30, 2016, the letter of credit was cancelled by the Company. The Company plans to obtain a new letter of credit during the third quarter of 2016 for the same value, dependent upon currency rates as of the date the letter of credit is obtained.

The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. Refer to Note 14, Commitments and Contingencies, for further details. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of June 30, 2016 and December 31, 2015, naming the landlord as beneficiary.

5.   Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Intermezzo product rights	$1,410	$1,410
TO-2070 asset	170	170
Gross intangible assets	1,580	1,580
Less: Accumulated amortization	(427)	(231)
Net intangible assets	$1,153	$1,349

Intermezzo product rights and the TO-2070 asset were acquired through the Merger. Refer to Note 7, License and Collaboration Agreements, for further detail concerning Intermezzo and TO-2070.  Intangible assets are reviewed when events or circumstances indicate that the assets might be impaired. An impairment loss would be recognized when the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets.  If it is determined that the intangible asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying value of the intangible asset over its fair value.

On March 27, 2015, a decision was made by the United States District Court for the District of New Jersey, or the New Jersey District Court, concerning Intermezzo patent infringement claims the Company made in response to the filing of an Abbreviated New Drug Application, or ANDA, with the FDA. The decision made by the New Jersey District Court invalidated several Intermezzo patent claims as obvious.  As a result of the New Jersey District Court’s ruling, the Company performed an interim impairment test of the Intermezzo product rights in connection with the preparation of its unaudited condensed consolidated financial statements for the first quarter of 2015. Based on the intangible asset impairment test performed, the Company recorded a non-cash impairment charge of $2.8 million for the first quarter of 2015. The Company appealed the New Jersey District Court’s ruling during the second quarter of 2015. On January 8, 2016 the United States Court of Appeals for the Federal Circuit, or the U.S. Court of Appeals, affirmed the decision of the New Jersey District Court, and no opinion accompanied the judgment. Refer to Note 14, Commitments and Contingencies, for further information concerning the litigation.

The January 8, 2016 decision by the U.S. Court of Appeals triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent obligations in light of an expected decline in Intermezzo sales during the second half of 2016. On April 5, 2016, the first generic launch of Intermezzo occurred. The Company performed a recoverability test of the Intermezzo product rights as of June 30, 2016. It was determined that the summation of the undiscounted future cash flow of the Intermezzo product rights was greater than the carrying value. As such, the Company did not record an impairment charge during the three and six months ended June 30, 2016.

6.   Net Loss Per Share Available to Common Stockholders

Basic net loss per share available to common stockholders is calculated by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method or the as if-converted method, as applicable. For purposes of this calculation, stock options, restricted stock units, and warrants to purchase common stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share available to common stockholders when their effect is dilutive.

The following outstanding shares subject to stock options, restricted stock units, and warrants to purchase common stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation as of the three and six months ended June 30, 2016 and 2015 as indicated below:

	June 30,
	2016	2015
Excluded potentially dilutive securities(1):
Shares subject to outstanding options to purchase common stock	2,863,382	1,825,896
Unvested restricted stock units	475,500	217,000
Shares subject to warrants to purchase common stock	42,306	14,734
Totals	3,381,188	2,057,630

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of June 30, 2016 and 2015. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

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

The Company earned an upfront fee in the amount of $4.0 million upon the execution of the Allergan Collaboration Agreement, $1.0 million upon filing of an Investigational New Drug Application in 2010, and $2.5 million upon initiation of Phase 2 trials in 2012. In December 2014, the Company also earned $4.0 million upon initiation of Phase 3 trials associated with the Allergan Collaboration Agreement. In addition, Allergan may be required to pay the Company an aggregate of approximately $17.0 million upon the achievement of specified future regulatory milestones, the next being $5.0 million upon acceptance by the FDA, of an NDA, submission. Allergan is also obligated to pay the Company tiered royalties, ranging from the mid-single digits to the low double digits, based on net sales of tetracycline compounds developed under the Allergan Collaboration Agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term. Allergan’s obligation to pay the Company royalties for each tetracycline compound it commercializes under the Allergan Collaboration Agreement expires on the later of the expiration of the last to expire patent that covers the tetracycline compound in the United States and the date on which generic drugs that compete with the tetracycline compound reach a certain threshold market share in the United States.

The Company has not received any amounts or recognized any revenue under this arrangement since 2014.

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

8.   Capital Stock

On October 15, 2015, Paratek Pharmaceuticals, Inc. entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, under which the Company could, at its discretion, from time to time sell shares of its common stock, with a sales value of up to $50 million. The Company provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreement were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. The Company initiated sales of shares under the Sales Agreement in March 2016, and sold an aggregate of 129,088 shares of common stock during the six months ended June 30, 2016, resulting in net proceeds of $2.0 million after deducting commissions of $62,000.

In June 2016, the Company completed a public offering of 4,887,500 shares of common stock at an offering price of $13.00 per share, which included 637,500 shares of common stock issued upon the exercise by the underwriters of an option to purchase additional shares from the Company. The offering was completed under the shelf registration statement that was filed on Form S-3 and declared effective by the SEC on April 27, 2015. The net proceeds received by the Company, after underwriting discounts and commissions and other estimated offering expenses, were $59.3 million.

Warrants to Purchase Common Stock

9,614 warrants to purchase common stock have an exercise price of $0.15 per share and will, if not exercised, expire in 2021. A further 5,120 warrants to purchase common stock with an exercise price of $73.66 expired in April 2016.

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

9.   Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Accounts payable	$7,911	$766
Accrued legal costs	582	615
Accrued compensation	1,384	1,323
Intermezzo payable	597	288
Accrued professional fees	1,117	874
Accrued contract manufacturing	1,988	2,443
Accrued other	270	134
Total	$13,849	$6,443

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

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Assets:
U.S. treasury securities	$35,167	$35,167	$—	$—
Government agencies	27,808	—	27,808	—
Total Assets	$62,975	$35,167	$27,808	$—
Liabilities:
Contingent obligations	$1,120	$—	$—	$1,120
Total Liabilities	$1,120	$—	$—	$1,120
December 31, 2015
Liabilities:
Contingent obligations	$1,000	$—	$—	$1,000
Total Liabilities	$1,000	$—	$—	$1,000

Marketable Securities

U.S. treasury securities fair values can be obtained through quoted market prices in active exchange markets and are therefore classified as Level 1. The pricing on government agencies was primarily sourced from independent third party pricing services, overseen by management, and is based on valuation models that consider standard input factor such as deal quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment spreads, credit information and the bond’s terms and conditions, among other things, and are therefore classified as Level 2.

Contingent Consideration

Contingent obligations represent the right for former Transcept stockholders to receive certain contingent amounts, in the future, consisting of:

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

The fair value of the contingent obligations to former Transcept stockholders was determined using probability-weighted scenario methodologies, employing cash-flow and sale proceeds income approaches with consideration to the potential timing of possible payments to former Transcept stockholders. The Company recorded a total net increase in contingent obligations to former Transcept stockholders $0.1 million during the six months ended June 30, 2016.

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

The following table provides a roll forward of the fair value of contingent obligations categorized as Level 3 instruments, for the six months ended June 30, 2016 (in thousands):

Contingent liability— former Transcept stockholders
Balances at December 31, 2015	$1,000
Change in fair value	120
Balances at June 30, 2016	$1,120

11.   Stock-Based Compensation

The Company recognizes compensation expense of stock-based awards over the vesting periods of the awards, net of estimated forfeitures. The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Research and development expense	$961	$275	$1,659	$291
General and administrative expense	2,062	910	$3,784	1,136
Total stock-based compensation expense	$3,023	$1,185	$5,443	$1,427

Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. The Company estimates the fair value of its stock options using the Black-Scholes option-pricing model. The Company estimates expected forfeitures based on historical experience and recognizes compensation costs only for those equity awards expected to vest. The weighted-average assumptions used to determine the value of the stock option grants is as follows:

	Six months ended June 30,
	2016	2015
Volatility	73.5%	58.4%
Weighted average risk-free interest rate	1.4%	1.9%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	5.8	6.1

Stock Option Plan Activity

The number of shares of the Company’s common stock  available for issuance under the Paratek Pharmaceuticals, Inc. 2015 Equity Incentive Plan, or the 2015 Plan, was initially 1,200,000 shares, plus the number of shares that again become available for grant as a result of forfeited or terminated awards or shares withheld in satisfaction of the exercise price of withholding obligations associated with awards under the Paratek Pharmaceuticals, Inc. 2006 Incentive Award Plan, as amended, and the Paratek Pharmaceuticals, Inc. 2014 Equity Incentive Plan, not to exceed 2,000,000 shares. 880,430 shares of common stock were automatically added to the shares authorized for issuance under the 2015 Plan on January 1, 2016 pursuant to a “Share Reserve”

provision contained in the 2015 Plan. The Share Reserve will automatically increase on January 1 of each year, for the period commencing on (and including) January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors of the Company may act prior to January 1 of a given year to provide that there will be no January 1 increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur.

During the six months ended June 30, 2016, the Company’s Board of Directors granted 200,000 restricted stock units to executives and employees of the Company and 627,000 stock options to directors, officers and employees of the Company under the 2015 Plan, with time vesting provisions ranging from one to four years.

The Company has not made any additional grants under the Paratek Pharmaceuticals, Inc. 2015 Inducement Plan, or the 2015 Inducement Plan, since December 31, 2015. Although the Company does not currently anticipate the issuance of additional stock options under the 2015 Inducement Plan, 6,500 shares remain available for grant under that plan, as well as any shares underlying outstanding options that may become available for grant pursuant to the plan’s terms.  It is therefore possible that the Company may, based on the business and recruiting needs of the Company, issue additional stock options under the 2015 Inducement Plan.

As of December 31, 2015, no additional shares remained available for issuance under either the Paratek Pharmaceuticals, Inc. 2006 Equity Incentive Plan, as amended, or the Paratek Pharmaceuticals, Inc. 2014 Equity Incentive Plan.

Total shares available for future issuance under the 2015 Plan are 340,930 shares as of June 30, 2016.

Stock options

A summary of stock option activity for the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding
Balances at December 31, 2015	2,242,890	$17.91	9.10	$10,692
Granted	627,000	14.28
Exercised	(2,508)	4.30
Expired or Forfeited	(4,000)	24.07
Balances at June 30, 2016	2,863,382	$17.12	8.85	$6,940
Exercisable
June 30, 2016	778,413	$15.55	8.54	$3,119
Vested and expected to vest
June 30, 2016	2,624,662	$17.04	8.83	$6,546

Total unrecognized compensation expense for all stock-based awards was $23.1 million for the six months ended June 30, 2016. This amount will be recognized over a weighted average period of 2.54 years.

Restricted Stock Units

A summary of restricted stock unit activity for the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested balance at December 31, 2015	275,500	$24.43
Granted	200,000	14.05
Unvested balance at June 30, 2016	475,500	$20.07

12.   Long-term Debt

On September 30, 2015, the Company entered into the Loan Agreement with Hercules and certain other lenders, and Hercules Technology Growth Capital, Inc.  Under the Loan Agreement, Hercules will provide the Company with access to term loans with an aggregate principal amount of up to $40.0 million, or the Term Loan. The Company initially drew a principal amount of $20.0 million, which was funded on September 30, 2015. The remaining $20.0 million available under the Loan Agreement can be drawn at the Company’s option in minimum increments of $10.0 million through December 31, 2016, or the Draw Period. The Term Loan is repayable in monthly installments commencing on April 1, 2018 through maturity on September 1, 2020. The interest rate is equal to the greater of (i) 8.5%, or (ii) the sum of 8.5%, plus the “prime rate” as reported in The Wall Street Journal minus 5.75% per annum. An end of term charge equal to 4.5% of the issued principal balance of the Term Loan is payable at maturity, including in the event of any prepayment, and is being accrued as interest expense over the term of the loan using the effective interest method. Borrowings under the Loan Agreement are collateralized by substantially all of the assets of the Company.

If the Company repays all or a portion of the Term Loan prior to maturity, in addition to the end of term charge, the Company will pay Hercules a prepayment fee as follows: (i) 2.0% of the then outstanding principal amount if the prepayment occurs prior to April 1, 2018 or (ii) no fee if the prepayment occurs on or after April 1, 2018.

Upon an “Event of Default”, an additional 5.0% interest will be applied and Hercules may, at its option, accelerate and demand payment of all or any part of the loan together with the prepayment and end of term charges. An Event of Default is defined in the Loan Agreement as (i) failure to make required payments; (ii) failure to adhere to financial, operating and reporting loan covenants; (iii) an event or development occurs that would be reasonably expected to have a  material adverse effect; (iv) false representations in the Loan Agreement; v) insolvency, as described in the Loan Agreement; (vi) levy or attachments on any of the Company's assets; and (vii) default of any other agreement or subordinated debt greater than $1.0 million. In the event of insolvency, this acceleration and declaration would be automatic. In addition, in connection with the Loan Agreement, the Company agreed to provide Hercules with a contingent security interest in the Company's bank accounts. The Company's control of its bank accounts is not adversely affected unless Hercules elects to obtain unilateral control of the Company's bank accounts by declaring that an Event of Default has occurred. The principal of the Term Loan, which is not due within 12 months of March 31, 2016, has been classified as long-term as the Company determined that a material adverse effect resulting in Hercules exercising its rights under the subjective acceleration clause is remote.

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

Debt issuance costs of $511,000 have been ratably allocated to the initial $20.0 million draw and the remaining unfunded $20.0 million. Debt issuance costs related to the initial $20.0 million draw are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with the Company’s early adoption of ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Issuance costs related to the unfunded amount have been capitalized as prepaid asset and will be amortized ratably through the end of the Draw Period.  In the event the Company exercises its option to borrow additional funds, the remaining unamortized prepaid asset balance would be reclassified and recorded as a deduction from the face amount of the funds borrowed based upon a ratable allocation of the amount drawn compared to the remaining unfunded amount available to the Company and will be amortized over the remaining life of the term loan using the effective interest method.

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

As of June 30, 2016, the Company has recorded a long-term debt obligation of $19.6 million, net of debt discount of $0.4 million and prepaid expenses of $0.3 million.

Future principal payments, which exclude the 4.5% end of term charge, in connection with the Loan Agreement, as of June 30, 2016 are as follows (in thousands):

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

14.   Commitments and Contingencies

Leases

The Company leases its Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases expiring in 2019 and 2021, respectively. The Company entered into the King of Prussia and Boston leases in January 2015 and April 2015, respectively, and the lease terms are for six and four years, respectively, each with one renewal option for an extended term. The King of Prussia and Boston lease terms began in June 2015 and July 2015, respectively.  The Company is required to make additional payments under the facility operating leases for taxes, insurance, and other operating expenses incurred during the operating lease period.  The leases contain rent escalation and rent holiday, which are being accounted for as rent expense under the straight-line method.  Deferred rent is included in accounts payable and other accrued expenses in the condensed consolidated balance sheet as of June 30, 2016.  The Company will record monthly rent expense of approximately $35,000 and $12,000 for the original Boston and King of Prussia offices, respectively, on a straight-line basis over the effective lease terms.

The Company executed an amended lease agreement on its Boston office space in July 2016. The amended lease agreement adds 4,153 rentable square feet of office space, for a commitment of $1.1 million and extends the original lease term by two years, for an additional commitment of $0.9 million. The total lease commitment of $2.0 million is over a five-year lease term.  In accordance with the amended lease agreement, the Company paid a security deposit of $0.1 million.  The Company is required to make additional payments under the facility operating leases for taxes, insurance, and other operating expenses incurred during the operating lease period.

Rent expense, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $0.1 million and $0.3 million for three and six months ended June 30, 2016, respectively, and is reflected in operating expenses.

As of June 30, 2016, future minimum lease payments under operating leases are as follows:

Fiscal Year
Remainder of 2016	$297
2017	603
2018	610
2019	446
2020	152
2021	128
Total	$2,236

Intermezzo Patent Litigation

In July 2012, the Company received notifications from three companies, Actavis Elizabeth LLC, or Actavis Elizabeth, Watson Laboratories, Inc.—Florida, or Watson, and Novel Laboratories, Inc., or Novel, in September 2012, from each of Par Pharmaceutical, Inc. and Par Formulations Private Ltd., together, the Par Entities, in February 2013 from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., together, Dr. Reddy’s, and in July 2013 from TWi Pharmaceuticals, Inc., or Twi, stating that each has filed with the FDA an ANDA, that references Intermezzo. Refer to Item 3, Legal Proceedings, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 9, 2016, for a full description of the history of this litigation.

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

The Company and Purdue Pharma jointly appealed the New Jersey District Court’s final judgment as to the '131 patent to the United States Court of Appeals for the Federal Circuit on May 6, 2015.  On January 8, 2016 the U.S. Court of Appeals affirmed the decision of the New Jersey District Court, and no opinion accompanied the judgment. In connection with the merger of Transcept and the Company in October 2014, the former stockholders of Transcept retained the right to receive (i) 100% of the royalty income received by the Company prior to October 30, 2016 and (ii) 90% of any cash proceeds from a sale or disposition of Intermezzo (less all fees and expenses incurred by the Company in connection with such sale or disposition following the closing of the merger); provided that such sale or disposition occurs prior to October 30, 2016.

Patent Term Adjustment Suit

In January 2013, the Company filed suit in the Eastern District of Virginia against the United States Patent and Trademark Office, or the USPTO, seeking recalculation of the patent term adjustment of the ’131 Patent. Purdue Pharma has agreed to bear the costs and expenses associated with this litigation. In June 2013, the judge granted a joint motion to stay the proceedings pending a remand to the USPTO, in which the USPTO is expected to reconsider its patent term adjustment award in light of decisions in a number of appeals to the Federal Circuit, including Novartis AG v. Lee 740 F.3d 593 (Fed. Cir. 2014), or the Novartis decision. Since having issued final rules implementing the Novartis decision, the USPTO has been working through the civil action cases and issuing remand decisions. The Company’s case is on remand until the USPTO makes its decision on the recalculation of the patent term adjustment.

Other Legal Proceedings

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2016, the Company was not party to any other legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of executive management or affiliate of the Company is either a party adverse to the Company or the Company’s subsidiaries or has a material interest adverse to the Company or the Company’s subsidiaries.

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

In June 2014, the FASB issued ASU 2014-12 Compensation—Stock Compensation. In March 2016, the FASB issued ASU 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several areas of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either liabilities or equity and classification of excess tax benefits on the statement of cash flows. This guidance also permits a new entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements-Going Concern. The amendments in this update apply to all reporting entities and require an entity’s management, in connection with preparing financial statements for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for annual periods ending after December 15, 2016. Early application is permitted. Although the Company has not yet adopted this ASU, the Company evaluated the impact of this new standard as if it was adopted in connection with the issuance of its financial statements as of and for the three and six months ended June 30, 2016 and determined no additional disclosures are required.

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

This discussion contains certain forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward- looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 9, 2016 and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Company Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics based upon tetracycline chemistry.  We have used our expertise in biology and tetracycline chemistry to create chemically diverse and biologically distinct small molecules derived from the minocycline core structure. Our two lead product candidates are the antibacterials omadacycline and sarecycline. Omadacycline entered Phase 3 clinical development for the treatment of acute bacterial skin and skin structure infections, or ABSSSI, in June 2015. In June 2016, we announced positive top-line efficacy and safety data for this study. On November 9, 2015, we announced that the first patient was dosed in a Phase 3 clinical study of omadacycline for the treatment of community-acquired bacterial pneumonia, or CABP. We continue to progress our Phase 3 study consistent with our plan and anticipate top-line results for CABP as early as the third quarter of 2017. We have initiated our first oral-only study for omadacycline, notably with a Phase 1b clinical study in urinary tract infection, or UTI, in May 2016. We anticipate results for the UTI study in the fourth quarter of 2016.  We also plan to initiate an oral-only Phase 3 study of omadacycline for the treatment of ABSSSI in August 2016. We anticipate top-line results for this study as early as the second quarter of 2017.  Our Phase 1b sinusitis study has been deprioritized to focus internal efforts on the oral-only ABSSSI Phase 3 study and strategic planning efforts for UTI.

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

Omadacycline is the first in a new class of aminomethycycline antibiotics. Omadacycline is a broad-spectrum, well-tolerated once-daily intravenous, or IV, and oral antibiotic. We believe that omadacycline has the potential to become the primary antibiotic choice of physicians for use as a broad-spectrum monotherapy antibiotic for ABSSSI, CABP, or UTI, and other serious community-acquired bacterial infections, where resistance is of concern. We believe omadacycline, if approved, will be used in the emergency room, hospital and community care settings. We have designed omadacycline to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad spectrum antibacterial activity, oral and IV formulations with once-daily dosing, no known drug interactions, and a favorable safety and tolerability profile.

In the fall of 2013, the FDA agreed to the design of our omadacycline Phase 3 studies for ABSSSI and CABP through the Special Protocol Assessment, or SPA, process. In addition, the FDA confirmed that positive data from the individual studies for ABSSSI and CABP would be sufficient to support approval of omadacycline for each indication and for both oral and IV formulations in the United States.  In addition to Qualified Infectious Disease Product designation, on November 4, 2015, the FDA granted omadacycline Fast Track Designation for the development of omadacycline in ABSSSI, CABP, and complicated Urinary Tract Infections, or cUTI. Fast track designation facilitates the development, and expedites the review of drugs which treat serious or life-threatening conditions and fills an unmet medical need. In February 2016, we reached agreement with the FDA on the terms of the pediatric program associated with the Pediatric Research and Equity Act. The FDA has granted Paratek a waiver from conducting studies with omadacycline in children less than eight years old and a deferral in conducting studies in children eight years and older until safety and efficacy is established in adults.  In May 2016, the FDA agreed to the design of the Phase 3 oral-only ABSSSI study and that it is consistent with the current ABSSSI guidance.

Scientific advice received through the centralized procedure in Europe confirmed general agreement on the design and choice of comparators of the Phase 3 trials for ABSSSI and CABP and noted that approval based on a single study in each indication could be possible but would be subject to more stringent statistical standards than Market Authorization Applications (MAA) programs that conduct two pivotal phase 3 studies per indication. We believe that the inclusion of a second Phase 3 study in ABSSSI, if positive, strengthens the data package for a successful MAA filing and approval in EU.

Our second Phase 3 antibacterial product candidate, sarecycline, previously known as WC3035, is a new, once-daily, tetracycline-derived compound designed for use in the treatment of acne and rosacea. We believe that, based upon the data generated to-date, sarecycline possesses favorable anti-inflammatory activity, plus narrow-spectrum antibacterial activity relative to other tetracycline-derived molecules, oral bioavailability, does not cross the blood-brain barrier, and favorable pharmacokinetic, or PK, properties that we believe make it particularly well-suited for the treatment of inflammatory acne in the community setting. We have exclusively licensed U.S. development and commercialization rights to sarecycline for the treatment of acne to Allergan while retaining development and commercialization rights in the rest of the world. Allergan has informed us that sarecycline entered Phase 3 clinical trials in December 2014 for acne vulgaris. Our U.S. partner, Allergan plc, has provided guidance that top-line data from the Phase 3 trial of sarecycline will be available in the first half of 2017. We have also granted Allergan an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States, which converted to a non-exclusive license in December 2014 after Allergan did not exercise its development option with respect to rosacea. There are currently no clinical trials with sarecycline in rosacea underway.

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

We have incurred significant losses since our inception in 1996. Our accumulated deficit at June 30, 2016 was $330.3 million and our net loss for the six months ended June 30, 2016 was $61.5 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs, general and administrative costs associated with our operations and noncash items primarily associated with our note financings. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any.

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

We do not expect to generate revenue from product sales unless and until we or our partner Allergan successfully complete development and obtain marketing approval for one or more of our product candidates. Accordingly, we anticipate that we will need to raise additional capital in order to complete the development and commercialization of omadacycline and to advance the development of our other product candidates. Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of equity offerings, debt financings, monetization of sarecycline U.S. royalties and strategic collaborations. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our development programs or commercialization efforts. We will need to generate significant revenue to achieve and sustain profitability, and we may never be able to do so.

Recent Financing Activities

We completed a public offering in June 2016 of 4,887,500 shares of common stock at an offering price of $13.00 per share, which included 637,500 shares of common stock issued upon the exercise by the underwriters of an option to purchase additional shares from us. The net proceeds received by us, after underwriting discounts and commissions and other estimated offering expenses, were $59.3 million. We intend to use the net proceeds from this offering, together with our existing capital resources, to fund our planned clinical studies of omadacycline, including an oral-only Phase 3 study of omadacycline for the treatment of ABSSSI, to fund activities required to support an NDA submission for omadacycline for the treatment of ABSSSI and CABP, including manufacture of registration and validation batches and establishment of secondary manufacturing suppliers for our active pharmaceutical ingredient, or API, and drug product, and for working capital and other general corporate purposes.

On October 15, 2015, we entered into a Controlled Equity OfferingSM, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, under which we could, at our discretion, from time-to-time sell shares of our common stock, with a sales value of up to $50 million. We provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold. Sales of the shares under the Sales Agreement were to be made in transactions deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. We initiated sales of shares under the Sales Agreement in March 2016, and sold an aggregate of 129,088 shares of common stock during the six months ended June 30, 2016, resulting in net proceeds of $2.0 million after deducting commissions of $62,000.

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

With available cash resources subsequent to closing of the Merger in October 2014, follow-on offerings of shares of common stock in May 2015 and June 2016, borrowings under our Loan Agreement with Hercules, and sale of common stock through the Sales Agreement with Cantor, we are closing out our Phase 3 study of omadacycline for the treatment of ABSSSI, conducting an ongoing Phase 3 study of omadacycline for the treatment of CABP, and conducting additional supportive Phase 1 studies. We also initiated a Phase 1b oral-only study of omadacycline for the treatment of UTI in May 2016 and expect to initiate another oral-only Phase 3 clinical study in ABSSSI in August 2016.  Additionally, we have initiated our preparation for the filing of an NDA submission to the FDA, including conducting required manufacturing activities.

We manage certain activities, such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies, through third-party CROs. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for omadacycline and other projects during the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Omadacycline	$19,181	$7,047	$40,667	$12,495
Other external research	—	6	—	10
Total external costs	19,181	7,053	40,667	12,505
Other research and development costs	2,954	3,945	5,756	5,234
Total	$22,135	$10,998	$46,423	$17,739

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel and professional, legal and consulting fees.

Interest Expense

Interest expense represents interest incurred on the Hercules Term Loan and the adjustment of our marketable securities to amortized cost.

Interest Income

Interest income represents interest earned on our money market funds and marketable securities purchased.

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015

	Three Months Ended June 30,
(in thousands)	2016	2015	$ Change
Operating expenses:
Research and development	22,135	10,998	11,137
General and administrative	7,602	4,281	3,321
Impairment of intangible asset	—	—	—
Changes in fair value of contingent consideration	15	400	(385)
Total operating expenses	29,752	15,679	14,073
Loss from operations	(29,752)	(15,679)	(14,073)
Other income and expenses:
Interest expense	(818)	(25)	(793)
Interest income	288	—	288
Other income (loss), net	(1)	5	(6)
Net loss	$(30,283)	$(15,699)	$(14,584)

Research and Development Expense

The increase in research and development expense during the three months ended June 30, 2016 was primarily the result of our ongoing clinical development of omadacycline, notably with our Phase 3 study for the treatment of CABP, which was initiated in November 2015, as well as Phase 1 studies needed for inclusion in our planned NDA. We also initiated an oral-only Phase 1b clinical study in UTI in May 2016 and expect to initiate another oral-only Phase 3 clinical study in ABSSSI in August 2016.

During the current quarter, we incurred approximately $11.4 million in expense associated with our Phase 3 studies for the treatment of ABSSSI and CABP, including our oral-only Phase 3 study, which represents an increase of $4.5 million compared to $6.9 million in the same period in prior year. This increase is associated primarily with strong enrollment in our CABP registration study, resulting in an increased recognition of expenses related to CRO fees, investigator fees, and costs associated with clinical sites and laboratories, as well as study start-up costs for our planned oral-only Phase 3 clinical study in ABSSSI.  We also incurred $2.3 million in production costs for omadacycline registration batches and manufacturing process validation work, which represents an increase of $0.9 million compared to the same period in prior year.

Also during the quarter, we incurred $5.9 million in costs from omadacycline Phase 1 studies and other research and development activities and $2.5 million in salaries and benefits, including stock-based compensation, which represents an increase of $4.6 million and $1.1 million, respectively, compared to the same period in prior year, due to the conduct of additional Phase 1 studies and increased headcount.

General and Administrative Expense

The increase in general and administrative costs for the three months ended June 30, 2016 of $3.3 million was primarily due to growth in our corporate infrastructure.   Salaries and benefits, including stock-based compensation, increased $1.9 million, and professional and consulting services, including legal, accounting and audit fees, increased $1.1 million for the three months ended June 30, 2016 compared to the same period in prior year.

Changes in Fair Value of Contingent Obligations

During the three months ended June 30, 2016 and 2015, we recorded a $15,000 increase and $0.4 million increase, respectively, in the fair value of our contingent obligations to former Transcept stockholders. The increase in the fair value of our contingent obligation for the three months ended June 30, 2016 is associated with an increase in the present value of the obligation as we approach the second anniversary of the Merger. The increase in the fair value of our contingent obligation for the three months ended June 30, 2015 was recorded based on the estimated probability of success in our appeal on the outcome of litigation that invalidated several Intermezzo patents as obvious. Refer to Note 10, Fair Value Measurements, of our unaudited condensed consolidated financial statements for further information.

Other Income and Expenses

Interest expense for the three months ended June 30, 2016 represents interest incurred on the Term Loan entered into with Hercules on September 30, 2015 of $0.6 million and the net amortization of our marketable securities of $0.2 million. Interest income represents interest earned on our money market funds and marketable securities purchased during the three months ended June 30, 2016 of $0.3 million. Interest expense for the three months ended June 30 2015 represents the accretion of interest expense on the Intermezzo Reserve in 2015.

Comparison of the six months ended June 30, 2016 and 2015

	Six Months Ended June 30,
(in thousands)	2016	2015	$ Change
Operating expenses:
Research and development	46,423	17,739	28,684
General and administrative	13,941	8,552	5,389
Impairment of intangible asset	—	2,761	(2,761)
Changes in fair value of contingent consideration	120	(2,740)	2,860
Total operating expenses	60,484	26,312	34,172
Loss from operations	(60,484)	(26,312)	(34,172)
Other income and expenses:
Interest expense	(1,548)	(25)	(1,523)
Interest income	479	—	479
Other income (loss), net	(1)	5	(6)
Net loss	$(61,554)	$(26,332)	$(35,222)

Research and Development Expense

The increase in research and development expense during the six months ended June 30, 2016 was primarily the result of our ongoing clinical development of omadacycline, notably with our Phase 3 omadacycline study for the treatment of CABP, which was initiated in November 2015, as well as Phase 1 studies needed for inclusion in our planned NDA. We also initiated an oral-only Phase 1b clinical study in UTI in May 2016 and expect to initiate another oral-only Phase 3 clinical study in ABSSSI in August 2016.

During the six months ended June 30, 2016, we incurred approximately $26.2 million in expense associated with our Phase 3 studies for the treatment of ABSSSI and CABP, including our oral-only Phase 3 study, which represents an increase of $16.2 million compared to $10.0 million in the same period in prior year. This increase is associated primarily with strong enrollment performance in both our ABSSSI and CABP registration studies, resulting in an increased recognition of expenses related to CRO fees, investigator fees, and costs associated with clinical sites and laboratories, as well as study start-up costs for our planned oral-only Phase 3 clinical study in ABSSSI.  We also incurred $6.0 million in production costs for omadacycline registration batches and manufacturing process validation work, which represents an increase of $2.3 million compared to the same period in prior year.

Also during the six months ended June 30, 2016, we incurred $9.4 million in costs from omadacycline Phase 1studies and other research and development activities and $4.8 million in salaries and benefits, including stock-based compensation, which represents an increase of $7.4 million and $2.7 million, respectively, compared to the same period in prior year, due to the conduct of additional Phase 1 studies and increased headcount.

General and Administrative Expense

The increase in general and administrative costs for the six months ended June 30, 2016 was primarily due to growth in our corporate infrastructure.  Salaries and benefits, including stock-based compensation, increased $4.1 million, and professional and consulting services, including legal, accounting and audit fees, increased $1.0 million for the six months ended June 30, 2016 compared to the same period in prior year.

Impairment of Intangible Assets

We recorded an impairment charge of $2.8 million during the six months ended June 30, 2015. No such impairment was recorded during the six months ended June 30, 2016. The impairment charge was recorded in connection with the outcome of litigation that invalidated several Intermezzo patent claims as obvious and triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent liability in light of an expected decline in Intermezzo sales.

Changes in Fair Value of Contingent Obligations

During the six months ended June 30, 2016 and 2015, we recorded a $0.1 million increase and $2.7 million decrease, respectively, in the fair value of our contingent obligations to former Transcept stockholders. The increase in the fair value of our contingent obligation for the six months ended June 30, 2016 is associated with an increase in the present value of the obligation as we approach the second anniversary of the Merger. During the three months ended March 31, 2015, we recorded a $3.1 million reduction in the fair value of our contingent obligations to former Transcept stockholders in conjunction with the outcome of litigation that invalidated several Intermezzo patents as obvious and triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent obligations in light of an expected decline in Intermezzo sales. We appealed the outcome of the trial during the second quarter of 2015 and based on estimated probability of success of the appeal, we recorded an increase in contingent obligations to former Transcept stockholders of $0.4 million. Refer to Note 10, Fair Value Measurements, of our unaudited condensed consolidated financial statements for further information.

Other Income and Expenses

Interest expense for the six months ended June 30, 2016 represents interest incurred on the Term Loan entered into with Hercules on September 30, 2015 of $1.2 million and the net amortization of our marketable securities of $0.3 million. Interest income represents interest earned on our money market funds and marketable securities purchased during the six months ended June 30, 2016 of $0.5 million. Interest expense for the six months ended June 30, 2015 represents the accretion of interest expense on the Intermezzo Reserve.

Liquidity and Capital Resources

On January 12, 2015, we filed a registration statement on Form S-3 with the SEC, as amended on April 24, 2015 and declared effective on April 27, 2015, to sell shares of our common stock, par value $0.001 per share, in an aggregate amount of up to $200.0 million to the public in one or more registered offerings. Under this shelf registration statement, we completed a public offering on May 5, 2015 of 3,089,000 shares of common stock at an offering price of $24.50 per share, which included 229,000 shares of common stock issued upon the exercise, in part, by the underwriters of an option to purchase additional shares. The net proceeds received by us, after underwriting discounts and commissions and other offering expenses, were $70.4 million. We also completed another public offering on June 27, 2016 of 4,887,500 shares of common stock at an offering price of $13.00, which included 637,500 shares of common stock issued upon the exercise, in full, by the underwriters of an option to purchase additional shares. The net proceeds received by us, after underwriting discounts and commissions and other estimated offering expenses, were $59.3 million.

We borrowed $20.0 million under the Loan Agreement executed with Hercules on September 30, 2015, and have access to an additional $20.0 million through December 31, 2016 under the same agreement.

We have also sold an aggregate of 129,088 shares of common stock under the Sales Agreement with Cantor during the first six months of 2016, resulting in net proceeds of $2.0 million after deducting commissions of $62,000.

We have used and intend to continue to use the net proceeds from the public offerings, Loan Agreement, and sales of common stock under the Sales Agreement with Cantor, together with our existing cash, to fund our planned clinical studies of omadacycline, including an oral-only Phase 3 study of omadacycline for the treatment of ABSSSI, to fund activities required to support an NDA submission for omadacycline for the treatment of ABSSSI and CABP, including manufacture of registration and validation batches and establishment of secondary manufacturing suppliers for our API and drug product, and for working capital and other general corporate purposes.

As of June 30, 2016, we had cash, cash equivalents and marketable securities of $150.4 million.

The following table summarizes our cash provided by and (used in) operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
(in thousands)	2016	2015
Net cash used in operating activities	$(40,815)	$(17,220)
Net cash used in investing activities	$(64,688)	$(563)
Net cash provided by financing activities	$61,628	$70,669

Operating Activities

Cash used in operating activities for the six months ended June 30, 2016 of $40.8 million is primarily the result of our $61.5 million net loss offset in part by a $7.7 million increase in accounts payable and accrued expenses, and a decrease of $7.1 million in prepaid expenses mainly associated with the clinical development of omadacycline. The remainder is the net impact of $6.2 million in non-cash items, including $6.0 million in depreciation, amortization and stock-based compensation expense, $0.6 million in non-cash interest expense, a $0.1 million increase in contingent obligations to former Transcept stockholders offset by $0.5 million of interest earned on our marketable securities.

Investing Activities

During the six months ended June 30, 2016, we invested $68.2 million of our cash in short-term marketable securities (U.S. treasury and government agency securities) partially offset by proceeds by maturities of marketable securities of $5.0 million.  The net cash used in investing activities for the six months ended June 30, 2016 is also the result of an increase in restricted cash primarily representing a letter of credit of $0.8 million and purchases of fixed assets of $0.4 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 is the result of net proceeds of $2.0 million received as a result of our sales of shares of common stock under the Sales Agreement, net proceeds of $59.6 million from a public offering of 4,887,500 shares of common stock in June 2016 and the exercise of stock options. Net cash provided by financing activities of $61.6 million during the six months ended June 30, 2016 compares to $70.7 million for the same period in 2015. Cash provided by financing activities during the six months ended June 30, 2015 was principally the proceeds received from a public offering of 3,089,000 shares of common stock of $70.7 million.

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

Based upon our current operating plan, we anticipate that our cash, cash equivalents and available for sale marketable securities of $150.4 million, as well as the $20.0 million available to us under the Loan Agreement with Hercules, will enable us to fund our operating expenses and capital expenditure requirements through the submission of an NDA for omadacycline for the treatment of ABSSSI and CABP, which we currently expect to occur in the first half of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the unknown extent to which we will enter into collaborations with third parties to participate in the development and commercialization of our product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of equity offerings, debt financings, and strategic collaborations. We do not have any committed external sources of funds other than our collaboration with Allergan, which is terminable by Allergan upon prior written notice, and the undrawn balance of $20.0 million on the Loan Agreement with Hercules. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholders’ rights. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to, among other items, intangible assets, goodwill, contingent liabilities, stock-based compensation arrangements, useful lives for depreciation and amortization of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates. During the first three months of 2016, we began investing in short-term marketable securities. Refer to Note 3, Cash and Cash Equivalents and Marketable Securities and Note 10, Fair Value Measurements, for additional information. There have been no other material changes in our critical accounting policies during the six months ended June 30, 2016, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 9, 2016.

Recent Accounting Pronouncements

Refer to Note 15, Recent Accounting Pronouncements, in the accompanying notes to condensed consolidated financial statements.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2016 and the year ended December 31, 2015 we did not engage in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations and Commitments

We executed an amended lease agreement on our Boston office space in July 2016. The amended lease agreement adds 4,153 rentable square feet of office space, for a commitment of $1.1 million and extends the original lease term by two years, for an additional commitment of $0.9 million. The total lease commitment of $2.0 million is over a five-year lease term.  In accordance with the amended lease agreement, we paid a security deposit of $0.1 million.  We are required to make additional payments under the facility operating leases for taxes, insurance, and other operating expenses incurred during the operating lease period.

There have been no other material changes in our contractual obligations and commitments as of June 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 9, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Our cash balance as of June 30, 2016 consisted of cash and cash equivalents and U.S. treasury and government agency securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise. As of June 30, 2016, a substantial amount of our total liabilities were denominated in U.S. dollars.

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

As of June 30, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceeding

Intermezzo Patent Litigation

In July 2012, we received notifications from three companies, Actavis Elizabeth LLC, or Actavis Elizabeth, Watson Laboratories, Inc.—Florida, or Watson, and Novel Laboratories, Inc., or Novel, in September 2012, from each of Par Pharmaceutical, Inc. and Par Formulations Private Ltd., together, the Par Entities, in February 2013 from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., together, Dr. Reddy’s, and in July 2013 from TWi Pharmaceuticals, Inc., or Twi, stating that each has filed with the FDA an ANDA, that references Intermezzo. Refer to Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 9, 2016, for a full description of the history of this litigation.

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

We and Purdue Pharma jointly appealed the New Jersey District Court’s final judgment as to the ‘131 patent to the United States Court of Appeals for the Federal Circuit on May 6, 2015. On January 8, 2016 the United States Court of Appeals for the Federal Circuit affirmed the decision of the New Jersey District Court, and no opinion accompanied the judgment.

In connection with the merger of Transcept and us in October 2014, the former stockholders of Transcept retained the right to receive (i) 100% of the royalty income received by us prior to October 30, 2016 and (ii) 90% of any cash proceeds from a sale or disposition of Intermezzo (less all fees and expenses incurred by us in connection with such sale or disposition following the closing of the merger); provided that such sale or disposition occurs prior to October 30, 2016.

Patent Term Adjustment Suit

In January 2013, we filed suit in the Eastern District of Virginia against the United States Patent and Trademark Office, or the USPTO, seeking recalculation of the patent term adjustment of the ’131 Patent. Purdue Pharma has agreed to bear the costs and expenses associated with this litigation. In June 2013, the judge granted a joint motion to stay the proceedings pending a remand to the USPTO, in which the USPTO is expected to reconsider its patent term adjustment award in light of decisions in a number of appeals to the Federal Circuit, including Novartis AG v. Lee 740 F.3d 593 (Fed. Cir. 2014), or the Novartis decision. Since having issued final rules implementing the Novartis decision, the USPTO has been working through the civil action cases and issuing remand decisions. Our case is on remand until the USPTO makes its decision on the recalculation of the patent term adjustment.

Other Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2016, we were not party to any other legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 9, 2016.

Item 6.	Exhibits

Reference is made to the Exhibit Index attached to this Report, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of August, 2016.

Paratek Pharmaceuticals, Inc.

By:	/s/ Michael F. Bigham
Michael F. Bigham
Chairman and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Douglas W. Pagán
Douglas W. Pagán
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	October 5, 2015

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