Form 10-Q
period 2016-09-30
Paratek Pharmaceuticals, Inc.
filed 2016-11-02
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2016 or

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

As of October 31, 2016 there were 22,627,711 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and par value amounts)

(unaudited)

	September 30, 2016	December 31, 2015

Assets
Current assets
Cash and cash equivalents	$52,938	$131,302
Available-for-sale securities	67,854	—
Restricted cash	2,879	2,443
Accounts receivable	230	745
Prepaid and other current assets	3,557	7,927
Total current assets	127,458	142,417
Restricted cash	1,011	250
Fixed assets, net	891	779
Intangible assets, net	1,055	1,349
Goodwill	829	829
Other long-term assets	367	294
Total assets	$131,611	$145,918
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and other accrued expenses	$12,509	$6,443
Accrued contract research	7,132	11,583
Current portion of Intermezzo reserve	2,110	2,476
Total current liabilities	21,751	20,502
Long-term debt	19,653	19,565
Contingent obligations	950	1,000
Other liabilities	3,785	3,611
Total liabilities	46,139	44,678
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 22,627,711 and 17,608,615 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	23	17
Additional paid-in capital	439,344	369,949
Accumulated other comprehensive income	14	—
Accumulated deficit	(353,909)	(268,726)
Total stockholders’ equity	85,472	101,240
Total liabilities and stockholders’ equity	$131,611	$145,918

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$17,334	$17,817	$63,757	$35,556
General and administrative	5,949	5,795	19,896	14,347
Impairment of intangible asset	—	—	—	2,761
Changes in fair value of contingent consideration	(170)	(240)	(50)	(2,980)
Total operating expenses	23,113	23,372	83,603	49,684
Loss from operations	(23,113)	(23,372)	(83,603)	(49,684)
Other income and expenses:
Interest expense	(820)	(47)	(2,368)	(73)
Interest income	309	—	788	—
Other (loss) income, net	(4)	(2)	1	3
Net loss	$(23,628)	$(23,421)	$(85,182)	$(49,754)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(20)	—	14	—
Comprehensive loss	$(23,648)	$(23,421)	$(85,168)	$(49,754)
Net loss per share - basic and diluted	$(1.04)	$(1.33)	$(4.39)	$(3.08)
Weighted average common shares outstanding
Basic and diluted	22,627,711	17,561,708	19,391,443	16,129,031

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2016	2015
Net loss	$(85,182)	$(49,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	941	544
Stock-based compensation expense	8,102	2,940
Noncash interest expense	772	—
Noncash interest income	(107)	—
Impairment of intangible asset	—	2,761
Change in fair value of contingent consideration	(50)	(2,980)
Other gains, net	—	10
Changes in operating assets and liabilities
Accounts receivable and other current assets	4,621	(1,466)
Accounts payable and accrued expenses	1,474	9,524
Other liabilities and other assets	(438)	(569)
Net cash used in operating activities	(69,867)	(38,990)
Investing activities
Purchase of fixed assets	(314)	(686)
Purchase of marketable securities	(93,250)	—
Proceeds from maturities of marketable securities	24,966	—
(Increase) decrease in restricted cash	(1,197)	211
Net cash used in investing activities	(69,795)	(475)
Financing activities
Proceeds from exercise of stock options	11	245
Proceeds from issuance of long-term debt, net of costs and debt discount	—	19,357
Proceeds from sale of common stock	61,287	70,435
Net cash provided by financing activities	61,298	90,037
Net decrease in cash and cash equivalents	(78,364)	50,572
Cash and cash equivalents at beginning of period	131,302	95,856
Cash and cash equivalents at end of period	$52,938	$146,428

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Fair value of warrants issued	$-	$289
Receivable from sale of stock	$-	$1,000

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

Omadacycline is the first in a new class of aminomethylcycline antibiotics. Omadacycline is a broad-spectrum, well-tolerated once-daily intravenous, or IV, and oral antibiotic. The Company believes that omadacycline has the potential to become the primary antibiotic choice of physicians for use as a broad-spectrum monotherapy antibiotic for acute bacterial skin and skin structure infections, or ABSSSI, community-acquired bacterial pneumonia, or CABP, or urinary tract infection, or UTI, and other serious community-acquired bacterial infections, where resistance is of concern. The Company believes omadacycline, if approved, will be used in the emergency room, hospital and community care settings. The Company has designed omadacycline to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad spectrum antibacterial activity, oral and IV formulations with once-daily dosing, no known drug interactions, and a favorable safety and tolerability profile.

In the fall of 2013, the U.S. Food and Drug Administration, or the FDA, agreed to the design of the Company’s omadacycline Phase 3 studies for ABSSSI and CABP through the Special Protocol Assessment, or SPA, process. In addition, the FDA confirmed that positive data from the individual studies for ABSSSI and CABP would be sufficient to support approval of omadacycline for each indication and for both oral and IV formulations in the United States.  In addition to Qualified Infectious Disease Product designation, on November 4, 2015, the FDA granted omadacycline Fast Track designation for the development of omadacycline in ABSSSI, CABP, and complicated Urinary Tract Infections, or cUTI. Fast Track designation facilitates the development, and expedites the review of drugs that treat serious or life-threatening conditions and fill an unmet medical need. In February 2016, the Company reached agreement with the FDA on the terms of the pediatric program associated with the Pediatric Research and Equity Act. The FDA has granted Paratek a waiver for conducting studies with omadacycline in children less than eight years old and a deferral in conducting studies in children eight years and older until safety and efficacy is established in adults.  In May 2016, the FDA agreed to the design of the Phase 3 oral-only ABSSSI study and that it is consistent with the current ABSSSI guidance.

Scientific advice received through the centralized procedure in Europe confirmed general agreement on the design and choice of comparators of the Phase 3 trials for ABSSSI and CABP and noted that approval based on a single study in each indication could be possible but would be subject to more stringent statistical standards than Market Authorization Applications, or MAA, programs that conduct two pivotal Phase 3 studies per indication. The Company believes that the inclusion of the Phase 3 oral-only study in ABSSSI, if positive, strengthens the data package for a successful MAA filing and approval in EU.

Omadacycline entered Phase 3 clinical development for the treatment of ABSSSI in June 2015. In June 2016, the Company announced positive top-line efficacy and safety data for this study. The Company announced that the first patient was dosed in a Phase 3 clinical study of omadacycline for the treatment of CABP in November 2015. The Company also completed the third prospectively planned data safety monitoring board review. Following its review, the committee recommended that the protocol continue in its original design without modification. The Company continues to progress its Phase 3 study consistent with its plan and anticipate top-line results for CABP as early as the third quarter of 2017.  The Company also dosed the first patient in an oral-only Phase 3 study of omadacycline for the treatment of ABSSSI in August 2016. The Company anticipates top-line results for this study as early as the second quarter of 2017.  The Company’s Phase 1b sinusitis study was deprioritized to focus internal efforts on the oral-only ABSSSI Phase 3 study and strategic planning efforts for UTI.

The Company recently completed several clinical Phase 1 studies with omadacycline.  In these Phase 1 studies, omadacycline was generally safe and well tolerated, consistent with prior Phase 1 studies. In May 2016, the Company initiated its first oral-only and IV-to-oral study of omadacycline dosed for five days in a Phase 1b clinical study in patients with a UTI. This Phase 1b UTI study was recently completed.  Data from this study demonstrated that omadacycline achieved proof of principle, by showing high concentration levels of omadacycline in urine, across IV-to-oral and oral-only dosing regimens. The Company anticipates presenting results for the Phase 1b UTI study at an upcoming R&D Day and at future scientific meetings.

The Company also recently completed clinical Phase 1 studies with omadacycline that are needed for inclusion in the planned New Drug Application, or NDA, regulatory filing with the FDA.  These studies include pharmacokinetic, or PK, studies in special populations (end-stage renal disease subjects, or ESRD subjects) and PK-lung penetration studies in healthy volunteers. A recently completed Phase 1 study of ESRD subjects was designed to evaluate the absorption and elimination of omadacycline compared to matched healthy control subjects. Results from this study showed that the absorption and elimination of omadacycline in ESRD subjects appears to be similar to healthy control subjects, suggesting that dose adjustments should not be required in subjects who have severe renal disease. In another recently completed Phase 1 study in healthy volunteers, which was designed to evaluate the PK relationship between human plasma concentrations and lung concentrations, omadacycline demonstrated higher concentration levels in broncho-alveloar lavage, or BAL, lung fluid when compared with plasma concentrations. This result supports the potential utility of omadacycline in the treatment of lower respiratory tract bacterial infections caused by susceptible pathogens.  A third Phase 1 study in healthy volunteers has been completed that evaluated the PK exposure profile of three oral-only dosing regimens of omadacycline administered for five days in healthy volunteers. In this Phase 1 study, across three oral dosing regimens of omadacycline, PK plasma levels increased with higher doses of omadacycline, demonstrating dose proportionality. The Company anticipates presenting results for these Phase 1 studies at an upcoming R&D Day and at future scientific meetings.  Assuming positive Phase 3 study results, the Company plans to include and submit these data in an NDA for the treatment of ABSSSI and CABP in the first half of 2018.

In October 2016, the Company announced that it entered into a Cooperative Research and Development Agreement, or CRADA, with the U.S. Army Medical Research Institute of Infectious Diseases, or USAMRIID, to study omadacycline against pathogenic agents causing infectious diseases of public health and biodefense importance. These studies are designed to confirm humanized dosing regimens of omadacycline in order to study the efficacy of omadacycline against biodefense pathogens, including Yersinia pestis, or plague, and Bacillus anthracis, or anthrax. Funding support for the trial has been made available through the Defense Threat Reduction Agency, or DTRA/ Joint Science and Technology Office and Joint Program Executive Office for Chemical and Biological Defense / Joint Project Manager Medical Countermeasure Systems / BioDefense Therapeutics.

The Company’s second Phase 3 antibacterial product candidate, sarecycline, previously known as WC3035, is a new, once-daily, tetracycline-derived compound designed for use in the treatment of acne and rosacea. The Company believes that, based upon the data generated to-date, sarecycline possesses favorable anti-inflammatory activity, plus narrow-spectrum antibacterial activity relative to other tetracycline-derived molecules, oral bioavailability, does not cross the blood-brain barrier, and favorable PK properties that the Company believes make it particularly well-suited for the treatment of inflammatory acne in the community setting. The Company has exclusively licensed U.S. development and commercialization rights to sarecycline for the treatment of acne to Allergan plc, or Allergan, while retaining development and commercialization rights in the rest of the world. Allergan has informed the Company that sarecycline entered Phase 3 clinical trials in December 2014 for acne vulgaris. Allergan provided guidance that top-line data from the Phase 3 trial of sarecycline will be available in the first half of 2017. The Company also granted Allergan an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States, which converted to a non-exclusive license in December 2014 after Allergan did not exercise its development option with respect to rosacea. There are currently no clinical trials with sarecycline in rosacea underway.

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

Since its inception, the Company has generated an accumulated deficit of $353.9 million through September 30, 2016 and will require substantial additional funding in connection with the Company’s continuing operations to support commercial activities associated with its lead product candidate, omadacycline. Based upon the Company’s current operating plan, it anticipates that cash, cash equivalents and available for sale marketable securities of $120.8 million, as well as $20.0 million available under a loan agreement described in Note 12, Long-term Debt, will enable the Company to fund operating expenses and capital expenditure requirements through the submission of an NDA for omadacycline for the treatment of ABSSSI and CABP, which is currently expected to occur in the first half of 2018. The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations.

2.   Summary of Significant Accounting Policies and Basis of Presentation

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission, or the SEC, on March 9, 2016. During the first quarter of 2016, the Company began investing in short-term marketable securities. Refer to Note 3, Cash and Cash Equivalents and Marketable Securities, and Note 10, Fair Value Measurements, for additional information. There have been no other material changes in the Company’s significant accounting policies during the nine months ended September 30, 2016.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB, and pursuant to the rules and regulations of the SEC.

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2015, and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods ended September 30, 2016 and 2015.

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

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at September 30, 2016 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities. Available-for-sale securities are maintained by an investment manager and consist of U.S. treasury and government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized or accreted to interest expense or income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income or expense. There were no realized gains or losses on marketable securities recognized for the three and nine months ended September 30, 2016.

The Company reviews marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations and comprehensive loss if the Company has experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that the Company will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and changes in value subsequent to the end of the period. There were no other-than-temporary impairments of investments recognized for the three and nine months ended September 30, 2016.

The following is a summary of available-for-sale securities as of September 30, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. treasury securities	$55,092	$14	$(3)	$55,103
Government agencies	12,748	3	—	12,751
Total	$67,840	$17	$(3)	$67,854

No available-for-sale securities held as of September 30, 2016 have remaining maturities greater than one year.

4.   Restricted Cash

Intermezzo Reserve

In accordance with the Merger Agreement, an initial amount of $3.0 million, or the Intermezzo Reserve, has been kept in a separate segregated bank account established at the closing date of the Merger. This account is utilized solely at the direction and in the discretion of the special committee of the Board of Directors of the Company, or the Special Committee, or its authorized delegates in connection with the Special Committee’s management of the Intermezzo product rights and potential disposition. The balance was $2.8 million and $2.4 million as of September 30, 2016 and December 31, 2015, respectively.

Included in the balance of restricted cash as of September 30, 2016 is $0.7 million of royalty income received but not yet paid to former Transcept stockholders. The remaining balance of the Intermezzo Reserve, after deducting activity during the month of October 2016, as well as any outstanding royalty payments will be made to former Transcept stockholders shortly after the second anniversary of the Merger. Refer to Note 10, Fair Value of Financial Instruments, for further detail.

Letters of Credit

During the first quarter of 2016, the Company obtained a letter of credit in the amount of $0.8 million, which is collateralized with a bank account at a financial institution, to secure value-added tax registration in certain foreign countries. During the third quarter, the letter of credit was cancelled by the Company. The Company plans to obtain a new letter of credit during the fourth quarter of 2016 for the same value, dependent upon currency rates as of the date the letter of credit is obtained.

The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. Refer to Note 14, Commitments and Contingencies, for further details. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of September 30, 2016 and December 31, 2015, naming the landlord as beneficiary.

5.   Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Intermezzo product rights	$1,410	$1,410
TO-2070 asset	170	170
Gross intangible assets	1,580	1,580
Less: Accumulated amortization	(525)	(231)
Net intangible assets	$1,055	$1,349

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

As a result of the Company’s evaluation of options to sell, dispose of, or offer a royalty sharing arrangement for the Intermezzo product rights, the Company performed a recoverability test of the Intermezzo product rights as of September 30, 2016. It was determined that the summation of the undiscounted future cash flow of the Intermezzo product rights was greater than the carrying value. As such, the Company did not record an impairment charge during the three and nine months ended September 30, 2016.

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

The following outstanding shares subject to stock options, restricted stock units, and warrants to purchase common stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation as of the three and nine months ended September 30, 2016 and 2015 as indicated below:

	September 30,
	2016	2015
Excluded potentially dilutive securities(1):
Shares subject to outstanding options to purchase common stock	2,786,882	2,103,390
Unvested restricted stock units	440,500	262,000
Shares subject to warrants to purchase common stock	42,306	47,423
Totals	3,269,688	2,412,813

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of September 30, 2016 and 2015. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

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

Purdue Pharma L.P.

In July 2009, the Company and Purdue Pharma L.P., or Purdue Pharma, entered into a license and collaboration agreement, or the Purdue Collaboration Agreement, that grants an exclusive license to Purdue Pharma to commercialize Intermezzo in the United States and pursuant to which:

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

In October 2014, the Company announced that its Board of Directors had approved a special dividend of, among other things, the right to receive, on a pro rata basis, 100% of any royalty income received by the Company pursuant to the Purdue Collaboration Agreement and 90% of any cash proceeds from a sale or disposition of Intermezzo, less fees and expenses incurred in connection with such activity, to the extent that either occurred prior to the second anniversary of the closing date of the Merger. On October 28, 2016, in satisfaction of the Company’s payment obligation of the proceeds of sale or disposition of the Intermezzo assets to the former Transcept stockholders under the Merger Agreement, the Company executed a royalty sharing agreement, or the Royalty Sharing Agreement, with the Special Committee of the Company’s Board of Directors, or the Special Committee, a committee established in connection with the Merger. Under the Royalty Sharing Agreement, the Company agreed to pay to the former Transcept stockholders fifty percent of all royalty income received by the Company pursuant to the Purdue Collaboration Agreement, net of all costs, fees and expenses incurred by the Company in connection with the Purdue Collaboration Agreement, related agreements, the Intermezzo product and the administration of the royalty income to the Transcept stockholders. The remaining balance of the Intermezzo Reserve, after deducting activity during the month of October 2016, as well as any outstanding royalty payments will be made to former Transcept stockholders shortly after the second anniversary of the Merger

Shin Nippon Biomedical Laboratories Ltd.

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

8.   Capital Stock

On October 15, 2015, Paratek Pharmaceuticals, Inc. entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, under which the Company could, at its discretion, from time to time sell shares of its common stock, with a sales value of up to $50 million. The Company provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreement were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. The Company initiated sales of shares under the Sales Agreement in March 2016, and sold an aggregate of 129,088 shares of common stock through June 30, 2016, resulting in net proceeds of $2.0 million after deducting commissions of $62,000. There were no sales of shares under the Sales Agreement in the three months ended September 30, 2016.

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

Warrants to Purchase Common Stock

Warrants to purchase preferred stock with intrinsic value issued to HBM Healthcare Investments (Cayman) Ltd., Omega Fund III, L.P., and K/S Danish BioVenture, all beneficial owners of more than 5% of the Company’s common stock, were exchanged for 9,614 warrants to purchase common stock in connection with the Merger. These 9,614 warrants to purchase common stock have an exercise price of $0.15 per share and will, if not exercised, expire in 2021. A further 5,120 warrants to purchase common stock with an exercise price of $73.66 per share expired in April 2016.

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

9.   Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Accounts payable	$5,560	$766
Accrued legal costs	161	615
Accrued compensation	2,263	1,323
Intermezzo payable	938	288
Accrued professional fees	644	874
Accrued contract manufacturing	2,636	2,443
Accrued other	307	134
Total	$12,509	$6,443

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

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Assets:
U.S. treasury securities	$55,103	$55,103	$—	$—
Government agencies	$12,751	—	12,751	—
Total Assets	$67,854	$55,103	$12,751	$—
Liabilities:
Contingent obligations	$950	$—	$—	$950
Total Liabilities	$950	$—	$—	$950
December 31, 2015
Liabilities:
Contingent obligations	$1,000	$—	$—	$1,000
Total Liabilities	$1,000	$—	$—	$1,000

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

Contingent Consideration

Contingent obligations represented the right for former Transcept stockholders to receive certain contingent amounts, in the future, consisting of:

(i)	one hundred percent of any royalty income received by the Company prior to October 30, 2016, pursuant to the Purdue Collaboration Agreement;
(ii)

one hundred percent of any payments received by the Company pursuant to the termination of the SNBL License Agreement, which granted the Company an exclusive worldwide license to commercialize SNBL’s proprietary nasal drug delivery technology for development of TO-2070, a proprietary nasal powder drug delivery system; provided such termination occurs prior to October 30, 2016; and

(iii)

ninety percent of any cash proceeds from a sale or disposition of Intermezzo (less all fees and expenses incurred by the Company in connection with such sale or disposition following the closing date); provided such sale or disposition occurs prior to October 30, 2016.

On October 28, 2016, in satisfaction of the Company’s payment obligation of the proceeds of sale or disposition of the Intermezzo product rights to the former Transcept stockholders under the Merger Agreement, the Company executed the Royalty Sharing Agreement with the Special Committee. Under the Royalty Sharing Agreement, the Company agreed to pay to the former Transcept stockholders fifty percent of all royalty income received by the Company pursuant to the Purdue Collaboration Agreement, net of all costs, fees and expenses incurred by the Company in connection with the Purdue Collaboration Agreement, related agreements, the Intermezzo product and the administration of the royalty income to the Transcept stockholders.  The Company determined that the Royalty Sharing Agreement represents a modification to the original contingent obligations established under the Merger Agreement in accordance with ASC 805, Business Combinations.

The fair value of the contingent obligations to former Transcept stockholders was determined using probability-weighted scenario methodologies, employing cash-flow and sale proceeds income approaches with consideration to the potential timing of possible payments to former Transcept stockholders.

  Material assumptions used to value contingent obligations to former Transcept stockholders with respect to the Intermezzo product rights as of September 30, 2016 were the forecasted Intermezzo product revenues and associated royalties due the Company, as well as the appropriate discount rate given consideration to the market and forecast risk involved. The results of this valuation yielded a net decrease in contingent obligations to former Transcept stockholders $0.1 million during the nine months ended September 30, 2016.

Material assumptions used to value contingent obligations to former Transcept stockholders with respect to Intermezzo product rights as of December 31, 2015 included:

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

Material assumptions used to value contingent obligations to former Transcept stockholders with respect to the TO-2070 product rights as of September 30, 2016 and December 31, 2015 include:

•	probabilities associated with SNBL licensing the TO-2070 asset under the SNBL Termination Agreement; and
•	potential proceeds associated with, and timing of, the potential payments in accordance with the SNBL Termination Agreement.

The following table provides a roll forward of the fair value of contingent obligations categorized as Level 3 instruments, for the nine months ended September 30, 2016 (in thousands):

Contingent liability— former Transcept stockholders
Balances at December 31, 2015	$1,000
Change in fair value	(50)
Balances at September 30, 2016	$950

11.   Stock-Based Compensation

The Company recognizes compensation expense of stock-based awards over the vesting periods of the awards, net of estimated forfeitures. The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Research and development expense	$871	$413	$2,530	$704
General and administrative expense	1,788	1,100	5,572	2,236
Total stock-based compensation expense	$2,659	$1,513	$8,102	$2,940

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

	Three months ended September 30,		Nine months ended September 30,
			2016	2015
Volatility	71.8%	61.7%	73.5%	58.8%
Weighted average risk-free interest rate	1.3%	1.6%	1.4%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life of options (in years)	6.1	6.0	5.8	6.0

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

During the nine months ended September 30, 2016, the Company’s Board of Directors granted 205,000 restricted stock units to executives and employees of the Company and 657,500 stock options to directors, officers and employees of the Company under the 2015 Plan, with time vesting provisions ranging from one to four years. 25,000 restricted stock units and 25,056 stock options granted under the 2015 Plan were cancelled during the nine months ended September 30, 2016.

The Company has not made any additional grants under the Paratek Pharmaceuticals, Inc. 2015 Inducement Plan, or the 2015 Inducement Plan, since December 31, 2015. However, 66,667 stock options granted under the 2015 Inducement Plan were cancelled during the nine months ended September 30, 2016.  Although the Company does not currently anticipate the issuance of additional stock options under the 2015 Inducement Plan, 73,167 shares remain available for grant under that plan, as well as any shares underlying outstanding options that may become available for grant pursuant to the plan’s terms.  It is therefore possible that the Company may, based on the business and recruiting needs of the Company, issue additional stock options under the 2015 Inducement Plan.

As of December 31, 2015, no additional shares remained available for issuance under either the Paratek Pharmaceuticals, Inc. 2006 Equity Incentive Plan, as amended, or the Paratek Pharmaceuticals, Inc. 2014 Equity Incentive Plan. However, 15,000 restricted stock units and 19,277 stock options granted under the 2006 Equity Incentive Plan were cancelled during the nine months ended September 30, 2016 and the shares underlying such awards became available for grant under the 2015 Plan.

Total shares available for future issuance under the 2015 Plan are 385,763 shares as of September 30, 2016.

Stock options

A summary of stock option activity for the nine months ended September 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding
Balances at December 31, 2015	2,242,890	$17.91	9.10	$10,692
Granted	657,500
Exercised	(2,508)
Expired or Forfeited	(111,000)
Balances at September 30, 2016	2,786,882	$16.74	8.50	$6,290
Exercisable
September 30, 2016	986,202	$16.44	8.10	$2,959
Vested and expected to vest
September 30, 2016	2,598,440	$16.69	8.50	$6,008

Restricted Stock Units

A summary of restricted stock unit activity for the nine months ended September 30, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested balance at December 31, 2015	275,500	$24.43
Granted	205,000	14.04
Cancelled	(40,000)	19.96
Unvested balance at September 30, 2016	440,500	$20.00

Total unrecognized compensation expense for all stock-based awards was $19.3million as of September 30, 2016. This amount will be recognized over a weighted average period of 2.31 years.

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

Upon an “Event of Default”, an additional 5.0% interest will be applied and Hercules may, at its option, accelerate and demand payment of all or any part of the loan together with the prepayment and end of term charges. An Event of Default is defined in the Loan Agreement as (i) failure to make required payments; (ii) failure to adhere to financial, operating and reporting loan covenants; (iii) an event or development occurs that would be reasonably expected to have a  material adverse effect; (iv) false representations in the Loan Agreement; v) insolvency, as described in the Loan Agreement; (vi) levy or attachments on any of the Company's assets; and (vii) default of any other agreement or subordinated debt greater than $1.0 million. In the event of insolvency, this acceleration and declaration would be automatic. In addition, in connection with the Loan Agreement, the Company agreed to provide Hercules with a contingent security interest in the Company's bank accounts. The Company's control of its bank accounts is not adversely affected unless Hercules elects to obtain unilateral control of the Company's bank accounts by declaring that an Event of Default has occurred. The principal of the Term Loan, which is not due within 12 months of September 30, 2016, has been classified as long-term as the Company determined that a material adverse effect resulting in Hercules exercising its rights under the subjective acceleration clause is remote.

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

Debt issuance costs of $511,000 have been ratably allocated to the initial $20.0 million draw and the remaining unfunded $20.0 million. Debt issuance costs related to the initial $20.0 million draw are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with the Company’s early adoption of ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Issuance costs related to the unfunded amount have been capitalized as prepaid asset and are being amortized ratably through the end of the Draw Period.  In the event the Company exercises its option to borrow additional funds, the remaining unamortized prepaid asset balance would be reclassified and recorded as a deduction from the face amount of the funds borrowed based upon a ratable allocation of the amount drawn compared to the remaining unfunded amount available to the Company and will be amortized over the remaining life of the term loan using the effective interest method.

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

As of September 30, 2016, the Company has recorded a long-term debt obligation of $19.7 million, net of debt discount of $0.3 million and prepaid expenses of $0.1 million.

Future principal payments, which exclude the 4.5% end of term charge, in connection with the Loan Agreement, as of September 30, 2016 are as follows (in thousands):

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

14.   Commitments and Contingencies

Leases

The Company leases its Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases expiring in 2019 and 2021, respectively. The Company entered into the King of Prussia and Boston leases in January 2015 and April 2015, respectively, and the lease terms are for six and four years, respectively, each with one renewal option for an extended term. The King of Prussia and Boston lease terms began in June 2015 and July 2015, respectively.  The Company is required to make additional payments under the facility operating leases for taxes, insurance, and other operating expenses incurred during the operating lease period.  The leases contain rent escalation and rent holiday, which are being accounted for as rent expense under the straight-line method.  Deferred rent is included in accounts payable and other accrued expenses in the condensed consolidated balance sheet as of September 30, 2016.  The Company will record monthly rent expense of approximately $35,000 and $12,000 for the original Boston and King of Prussia offices, respectively, on a straight-line basis over the effective lease terms.

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

The Company executed an amended lease agreement on its King of Prussia office space in October 2016.  The amended lease agreement is for 19,708 rentable square feet of office space, for a total commitment of $3.6 million. The total lease commitment is over a seven-year and seven-month lease term. The leases contain rent escalation and a rent free period, which will be accounted for as rent expense under the straight-line method.  The Company is required to make additional payments under the facility operating leases for taxes, insurance, and other operating expenses incurred during the operating lease period.

Rent expense, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $0.1 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $0.4 million and $0.2 million for nine months ended September 30, 2016 and 2015, respectively, and is reflected in operating expenses.

As of September 30, 2016, future minimum lease payments under operating leases are as follows:

Fiscal Year
Remainder of 2016	$178
2017	824
2018	835
2019	826
2020	841
2021	594
Total	$4,098

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

The New Jersey District Court, held a consolidated trial between December 1, 2014 and December 15, 2014 involving Paratek, Purdue Pharma, and their patent infringement claims against Actavis Elizabeth, Novel, and Dr. Reddy’s. The New Jersey District Court then received post-trial briefing and held a February 13, 2015 post-trial hearing. On March 27, 2015, the New Jersey District Court issued an order and accompanying opinion finding that: (a) the asserted claims of U.S. Patent Nos. 7,682,628, 8,242,131, and 8,252,809, are invalid as obvious; (b) Actavis Elizabeth, Novel, and Dr. Reddy’s infringe the ‘131 patent; (c) Novel infringes the ‘628 patent; and (d) Novel and Dr. Reddy’s infringe the ‘809 patent. On April 9, 2015, the New Jersey District Court entered final judgment consistent with the March 27, 2015 opinion and order referenced above.  As a result of the New Jersey District Court’s findings, the intangible assets representing Intermezzo product rights were impaired and the related contingent obligation was reduced in light of an expected decline in Intermezzo sales for the three months ended March 31, 2015.

The Company and Purdue Pharma jointly appealed the New Jersey District Court’s final judgment as to the '131 patent to the United States Court of Appeals for the Federal Circuit on May 6, 2015.  On January 8, 2016 the U.S. Court of Appeals affirmed the decision of the New Jersey District Court, and no opinion accompanied the judgment. On September 14, 2016, the defendants filed a warrant of satisfaction of judgment in the New Jersey District Court for the costs having been fully paid to defendants.

On October 28, 2016, in satisfaction of the Company’s payment obligation of the proceeds of sale or disposition of the Intermezzo product rights to the former Transcept stockholders under the Merger Agreement, the Company executed the Royalty Sharing Agreement with the Special Committee. Under the Royalty Sharing Agreement, the Company agreed to pay to the former Transcept stockholders fifty percent of all royalty income received by the Company pursuant to the Purdue Collaboration Agreement, net of all costs, fees and expenses incurred by the Company in connection with the Purdue Collaboration Agreement, related agreements, the Intermezzo product and the administration of the royalty income to the Transcept stockholders, or collectively, the Costs.  As such, subsequent to the second anniversary of the Merger, the Company intends to pay to the Transcept stockholders (i) one hundred percent of the royalty income received under the Purdue Collaboration Agreement through the second anniversary of the Merger, (ii) the excess remaining at October 30, 2016 of the $3.0 million Intermezzo reserve deposited at closing of the Merger, and (iii) fifty percent of all royalty income, net of Costs, to be received by the Company pursuant to the Purdue Collaboration Agreement for all periods after October 30, 2016.

Patent Term Adjustment Suit

In January 2013, the Company filed suit in the Eastern District of Virginia against the United States Patent and Trademark Office, or the USPTO, seeking recalculation of the patent term adjustment of the ’131 Patent. Purdue Pharma has agreed to bear the costs and expenses associated with this litigation. In June 2013, the judge granted a joint motion to stay the proceedings pending a remand to the USPTO, in which the USPTO is expected to reconsider its patent term adjustment award in light of decisions in a number of appeals to the Federal Circuit, including Novartis AG v. Lee 740 F.3d 593 (Fed. Cir. 2014), or the Novartis decision. Since having issued final rules implementing the Novartis decision, the USPTO has been working through the civil action cases and issuing remand decisions. The Company’s case was on remand until the USPTO made its decision on the recalculation of the patent term adjustment. On September 28, 2016, the USPTO issued a decision that the patent term adjustment is 1,038 days, from which the ‘131

Patent expiration would be March 26, 2029.

Other Legal Proceedings

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2016, the Company was not party to any other legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of executive management or affiliate of the Company is either a party adverse to the Company or the Company’s subsidiaries or has a material interest adverse to the Company or the Company’s subsidiaries.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. Early adoption is not permitted for public entities. In March 2016 and April 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, respectively. The Company has not yet completed its final review of the impact of this guidance, although the Company does not anticipate a material impact on its revenue recognition practices. The Company continues to review this guidance, potential disclosures and the Company’s method of adoption to complete its evaluation of the impact on its consolidated financial statements. In addition, the Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact the Company’s current conclusions.

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

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements-Going Concern. The amendments in this update apply to all reporting entities and require an entity’s management, in connection with preparing financial statements for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for annual periods ending after December 15, 2016. Early application is permitted. Although the Company has not yet adopted this ASU, the Company evaluated the impact of this new standard as if it was adopted in connection with the issuance of its financial statements as of and for the three and nine months ended September 30, 2016 and determined no additional disclosures are required.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendment requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. This ASU is effective for fiscal years beginning after December 15, 2018, including those interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which simplifies certain elements of cash flow classification. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements.

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

Omadacycline is the first in a new class of aminomethylcycline antibiotics. Omadacycline is a broad-spectrum, well-tolerated once-daily intravenous, or IV, and oral antibiotic. We believe that omadacycline has the potential to become the primary antibiotic choice of physicians for use as a broad-spectrum monotherapy antibiotic for acute bacterial skin and skin structure infections, or ABSSSI, community-acquired bacterial pneumonia, or CABP, or urinary tract infection, or UTI, and other serious community-acquired bacterial infections, where resistance is of concern. We believe omadacycline, if approved, will be used in the emergency room, hospital and community care settings. We have designed omadacycline to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad spectrum antibacterial activity, oral and IV formulations with once-daily dosing, no known drug interactions, and a favorable safety and tolerability profile.

In the fall of 2013, the U.S. Food and Drug Administration, or the FDA, agreed to the design of our omadacycline Phase 3 studies for ABSSSI and CABP through the Special Protocol Assessment, or SPA, process. In addition, the FDA confirmed that positive data from the individual studies for ABSSSI and CABP would be sufficient to support approval of omadacycline for each indication and for both oral and IV formulations in the United States.  In addition to Qualified Infectious Disease Product designation, on November 4, 2015, the FDA granted omadacycline Fast Track designation for the development of omadacycline in ABSSSI, CABP, and complicated Urinary Tract Infections, or cUTI. Fast Track designation facilitates the development, and expedites the review of drugs that treat serious or life-threatening conditions and fills an unmet medical need. In February 2016, we reached agreement with the FDA on the terms of the pediatric program associated with the Pediatric Research and Equity Act. The FDA has granted Paratek a waiver for conducting studies with omadacycline in children less than eight years old and a deferral in conducting studies in children eight years and older until safety and efficacy is established in adults.  In May 2016, the FDA agreed to the design of the Phase 3 oral-only ABSSSI study and that it is consistent with the current ABSSSI guidance.

Scientific advice received through the centralized procedure in Europe confirmed general agreement on the design and choice of comparators of the Phase 3 trials for ABSSSI and CABP and noted that approval based on a single study in each indication could be possible but would be subject to more stringent statistical standards than Market Authorization Applications, or MAA, programs that conduct two pivotal Phase 3 studies per indication. We believe that the inclusion of the second Phase 3 oral-only study in ABSSSI, if positive, strengthens the data package for a successful MAA filing and approval in EU.

Omadacycline entered Phase 3 clinical development for the treatment of ABSSSI in June 2015. In June 2016, we announced positive top-line efficacy and safety data for this study. We announced that the first patient was dosed in a Phase 3 clinical study of omadacycline for the treatment of CABP in November 2015. We have also completed the third prospectively planned data safety monitoring board review.  Following their review, the committee recommended that the protocol continue in its original design without modification.  We continue to progress our Phase 3 study consistent with our plan and anticipate top-line results for CABP as early as the third quarter of 2017.  We also dosed the first patient in an oral-only Phase 3 study of omadacycline for the treatment of ABSSSI in August 2016. We anticipate top-line results for this study as early as the second quarter of 2017.  Our Phase 1b sinusitis study was deprioritized to focus internal efforts on the oral-only ABSSSI Phase 3 study and strategic planning efforts for UTI.

We recently completed several clinical Phase 1 studies with omadacycline.  In these Phase 1 studies, omadacycline was generally safe and well tolerated, consistent with prior Phase 1 studies. In May 2016, we initiated our first oral-only and IV-to-oral study of omadacycline dosed for five days in a Phase 1b clinical study in patients with a UTI. This Phase 1b UTI study was recently completed.  Data from this study showed that omadacycline achieved proof of principle, by demonstrating high concentration levels of omadacycline in urine, across IV-to-oral and oral-only dosing regimens. We anticipate presenting results for the Phase 1b UTI study at an upcoming R&D Day and at future scientific meetings.

We have also recently completed clinical Phase 1 studies with omadacycline that are needed for inclusion in the planned New Drug Application, or NDA, regulatory filing with the FDA.  These studies include pharmacokinetic, or PK, studies in special populations (end-stage renal disease subjects, or ESRD subjects) and PK-lung penetration studies in healthy volunteers. A recently completed Phase 1 study of ESRD subjects was designed to evaluate the absorption and elimination of omadacycline compared to matched healthy control subjects. Results from this study showed that the absorption and elimination of omadacycline in ESRD subjects appears to be similar to healthy control subjects, suggesting that dose adjustments should not be required in subjects who have severe renal disease. In another recently completed Phase 1 study in healthy volunteers, which was designed to evaluate the PK relationship between human plasma concentrations and lung concentrations, omadacycline demonstrated higher concentration levels in broncho-alveloar lavage, or BAL, lung fluid when compared with plasma concentrations. This result supports the potential utility of omadacycline in the treatment of lower respiratory tract bacterial infections caused by susceptible pathogens.  A third Phase 1 study in healthy volunteers has been completed that evaluated the PK exposure profile of three oral-only dosing regimens of omadacycline administered for five days in healthy volunteers. In this Phase 1 study, across three oral dosing regimens of omadacycline, PK plasma levels increased with higher doses of omadacycline, demonstrating dose proportionality. We anticipate presenting results for the Phase 1b UTI study at an upcoming R&D Day and at future scientific meetings. Assuming positive Phase 3 study results, we plan to include and submit these data in an NDA for the treatment of ABSSSI and CABP in the first half of 2018.

In October 2016, we announced that we entered into a Cooperative Research and Development Agreement, or CRADA, with the U.S. Army Medical Research Institute of Infectious Diseases, or USAMRIID, to study omadacycline against pathogenic agents causing infectious diseases of public health and biodefense importance. These studies are designed to confirm humanized dosing regimens of omadacycline in order to study the efficacy of omadacycline against biodefense pathogens, including Yersinia pestis, or plague, and Bacillus anthracis, or anthrax. Funding support for the trial has been made available through the Defense Threat Reduction Agency, or DTRA/ Joint Science and Technology Office and Joint Program Executive Office for Chemical and Biological Defense / Joint Project Manager Medical Countermeasure Systems / BioDefense Therapeutics.

Our second Phase 3 antibacterial product candidate, sarecycline, previously known as WC3035, is a new, once-daily, tetracycline-derived compound designed for use in the treatment of acne and rosacea. We believe that, based upon the data generated to-date, sarecycline possesses favorable anti-inflammatory activity, plus narrow-spectrum antibacterial activity relative to other tetracycline-derived molecules, oral bioavailability, does not cross the blood-brain barrier, and favorable PK properties that we believe make it particularly well-suited for the treatment of inflammatory acne in the community setting. We have exclusively licensed U.S. development and commercialization rights to sarecycline for the treatment of acne to Allergan plc, or Allergan, while retaining development and commercialization rights in the rest of the world. Allergan has informed us that sarecycline entered Phase 3 clinical trials in December 2014 for acne vulgaris. Allergan provided guidance that top-line data from the Phase 3 trial of sarecycline will be available in the first half of 2017. We also granted Allergan an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States, which converted to a non-exclusive license in December 2014 after Allergan did not exercise its development option with respect to rosacea. There are currently no clinical trials with sarecycline in rosacea underway.

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

We have incurred significant losses since our inception in 1996. Our accumulated deficit at September 30, 2016 was $353.9 million and our net loss for the nine months ended September 30, 2016 was $85.2 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs, general and administrative costs associated with our operations and noncash items primarily associated with our note financings. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any.

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

Recent Financing Activities

We completed a public offering in June 2016 of 4,887,500 shares of common stock at an offering price of $13.00 per share, which included 637,500 shares of common stock issued upon the exercise by the underwriters of an option to purchase additional shares from us. The net proceeds received by us, after underwriting discounts and commissions and other estimated offering expenses, were $59.3 million. We have used and we intend to continue to use the net proceeds from this offering, together with our existing capital resources, to fund our ongoing Phase 3 oral-only and IV-to-oral studies of omadacycline for the treatment of ABSSSI and CABP, respectively, to fund activities required to support an NDA submission for omadacycline for the treatment of ABSSSI and CABP, including manufacture of validation batches and the potential establishment of secondary manufacturing suppliers for our active pharmaceutical ingredient, or API, and drug product, and for working capital and other general corporate purposes.

On October 15, 2015, we entered into a Controlled Equity OfferingSM, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, under which we could, at our discretion, from time-to-time sell shares of our common stock, with a sales value of up to $50 million. We provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold. Sales of the shares under the Sales Agreement were to be made in transactions deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. We initiated sales of shares under the Sales Agreement in March 2016, and sold an aggregate of 129,088 shares of common stock through June 30, 2016, resulting in net proceeds of $2.0 million after deducting commissions of $62,000. There were no sales of shares under the Sales Agreement in the three months ended September 30, 2016.

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

We are using available cash, cash equivalents, and marketable securities on hand and borrowings under our Loan Agreement with Hercules to conduct ongoing Phase 3 oral-only and IV-to-oral studies of omadacycline for the treatment of ABSSSI and CABP, respectively.  Additional uses of cash include our preparation for the filing of an NDA submission to the FDA and MAA filing to the European Medicines Agency, or EMA, including manufacturing of validation batches and the potential establishment of secondary manufacturing suppliers for our API and drug product.

We manage certain activities, such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies, through third-party CROs. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for omadacycline and other projects during the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Omadacycline	$14,362	$15,580	$55,028	$30,471
Other external research	—	90	—	100
Total external costs	14,362	15,670	55,028	30,571
Other research and development costs	2,972	2,147	8,729	4,985
Total	$17,334	$17,817	$63,757	$35,556

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

Results of Operations

Comparison of the three months ended September 30, 2016 and 2015

	Three Months Ended September 30,
(in thousands)	2016	2015	$ Change
Operating expenses:
Research and development	$17,334	$17,817	$(483)
General and administrative	5,949	5,795	154
Impairment of intangible asset	—	—	—
Changes in fair value of contingent consideration	(170)	(240)	70
Total operating expenses	23,113	23,372	(259)
Loss from operations	(23,113)	(23,372)	259
Other income and expenses:
Interest expense	(820)	(47)	(773)
Interest income	309	—	309
Other income (loss), net	(4)	(2)	(2)
Net loss	$(23,628)	$(23,421)	$(207)

Research and Development Expense

Research and development expense for the quarter ended September 30, 2016 decreased modestly compared to the same period in 2015, primarily due to the completion of our Phase 3 ABSSSI IV-to-oral study in June 2016.

General and Administrative Expense

General and administrative expense for the quarter ended September 30, 2016 is consistent with the same period in 2015.  The expense incurred during the quarters ended September 30, 2016 and 2015 were primarily driven by personnel costs, professional and consulting services, including legal, accounting and audit fees, and other administrative spend.

Changes in Fair Value of Contingent Obligations

During both of the quarters ended September 30, 2016 and 2015, we recorded a $0.2 million decrease in the fair value of our contingent obligations to former Transcept stockholders. The decrease in the fair value of our contingent obligation for the quarter ended September 30, 2016 represents the change in our expected obligation to former Transcept stockholders in connection with the Royalty Sharing Agreement (as defined below) executed on October 28, 2016. The decrease in the fair value of our contingent obligation for the three months ended September 30, 2015 was recorded based on the estimated probability of success in our appeal on the outcome of litigation that invalidated several Intermezzo patents as obvious. Refer to Note 10, Fair Value Measurements, of our unaudited condensed consolidated financial statements for further information.

Other Income and Expenses

Interest expense for the three months ended September 30, 2016 represents interest incurred on the Term Loan entered into with Hercules on September 30, 2015 of $0.6 million and the net amortization of our marketable securities of $0.2 million. Interest income represents interest earned on our money market funds and marketable securities during the three months ended September 30, 2016 of $0.3 million. Interest expense for the three months ended September 30 2015 represents the accretion of interest expense on the Intermezzo Reserve in 2015.

Comparison of the nine months ended September 30, 2016 and 2015

	Nine Months Ended September 30,
(in thousands)	2016	2015	$ Change
Operating expenses:
Research and development	$63,757	$35,556	$28,201
General and administrative	19,896	14,347	5,549
Impairment of intangible asset	—	2,761	(2,761)
Changes in fair value of contingent consideration	(50)	(2,980)	2,930
Total operating expenses	83,603	49,684	33,919
Loss from operations	(83,603)	(49,684)	(33,919)
Other income and expenses:
Interest expense	(2,368)	(73)	(2,295)
Interest income	788	—	788
Other income (loss), net	1	3	(2)
Net loss	$(85,182)	$(49,754)	$(35,428)

Research and Development Expense

Research and development expenses were $63.8 for the nine months ended September 30, 2016 compared to $35.6 million for the same period in 2015. The increase in research and development expense during the nine months ended September 30, 2016 was primarily the result of our ongoing clinical development of omadacycline. We initiated a Phase 1b UTI oral-only study in May 2016 and a Phase 3 ABSSSI oral-only study in August 2016.

During the nine months ended September 30, 2016, we incurred approximately $35.4 million in expense associated with our Phase 3 studies for the treatment of ABSSSI and CABP, including our oral-only Phase 3 study, which represents an increase of $13.9 million compared to $21.5 million in the same period in prior year. This increase is associated primarily with strong enrollment performance in both our Phase 3 ABSSSI and CABP IV-to-oral studies and initiation of our Phase 3 ABSSSI oral-only study, resulting in an increased recognition of expenses related to study start-up, CRO fees, investigator fees, and costs associated with clinical sites and laboratories.  We also incurred $8.4 million in production costs for omadacycline registration batches and manufacturing process validation work, which represents an increase of $5.0 million compared to the same period in prior year.

Also during the nine months ended September 30, 2016, we incurred $11.3 million in costs from omadacycline Phase 1 studies and other research and development activities and $7.3 million in salaries and benefits, including stock-based compensation, which represents an increase of $5.7 million and $3.6 million, respectively, compared to the same period in prior year, due to the conduct of additional Phase 1 studies and increased headcount.

We expect that research and development expenses will increase during the fourth quarter of 2016 as each of our two on-going Phase 3 studies will be enrolling patients for the full quarter.  During the third quarter of 2016, our oral-only Phase 3 study of omadacycline for the treatment of ABSSSI began enrollment in August.  Additionally, costs associated with our preparation activities to support our NDA submission for omadacycline will increase compared to the third quarter of 2016.

General and Administrative Expense

The increase in general and administrative costs for the nine months ended September 30, 2016 was primarily due to growth in our corporate infrastructure.  Salaries and benefits, including stock-based compensation, increased $5.9 million due to increased headcount.  This increase is partially offset by a decrease in professional and consulting services, including legal fees. We do not expect significant fluctuations in general and administrative expenses during the fourth quarter of 2016.

Impairment of Intangible Assets

We recorded an impairment charge of $2.8 million during the nine months ended September 30, 2015. No such impairment was recorded during the nine months ended September 30, 2016. The impairment charge was recorded in connection with the outcome of litigation that invalidated several Intermezzo patent claims as obvious and triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent liability in light of an expected decline in Intermezzo sales.

Changes in Fair Value of Contingent Obligations

During the nine months ended September 30, 2016 and 2015, we recorded a $50,000 decrease and $3.0 million decrease, respectively, in the fair value of our contingent obligations to former Transcept stockholders. The decrease in the fair value of our contingent obligation for the nine months ended September 30, 2016 represents the change in our expected obligation to former Transcept stockholders in connection with the Royalty Sharing Agreement executed on October 28, 2016 combined with changes in present value of the obligation throughout the nine months ended September 30, 2016.

The change in fair value of our contingent obligations during the same period in prior year were associated with the then ongoing Intermezzo patent litigation described in Note 14, Commitments and Contingencies, combined with changes in present value of the obligation throughout the nine months ended September 30, 2015.  During the three months ended March 31, 2015, we recorded a $3.1 million reduction in the fair value of our contingent obligations to former Transcept stockholders in conjunction with the outcome of litigation that invalidated several Intermezzo patents as obvious and triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent obligations in light of an expected decline in Intermezzo sales. We appealed the outcome of the trial during the second quarter of 2015. Based on estimated probability of success of the appeal combined with fair value remeasurements, we recorded a net increase in contingent obligations to former Transcept shareholders of $0.2 million during the second and third quarters of 2015. Refer to Note 10, Fair Value Measurements, of our unaudited condensed consolidated financial statements for further information.

Other Income and Expenses

Interest expense for the nine months ended September 30, 2016 represents interest incurred on the Term Loan entered into with Hercules on September 30, 2015 of $1.9 million and the net amortization of our marketable securities of $0.4 million. Interest income represents interest earned on our money market funds and marketable securities during the nine months ended September 30, 2016 of $0.8 million. Interest expense for the nine months ended September 30, 2015 represents the accretion of interest expense on the Intermezzo Reserve.

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

We have also sold an aggregate of 129,088 shares of common stock under the Sales Agreement with Cantor through June 30, 2016, resulting in net proceeds of $2.0 million after deducting commissions of $62,000. There were no sales of shares of common stock under the Sales Agreement with Cantor in the three months ended September 30, 2016.

We have used and intend to continue to use the net proceeds from the public offerings, Loan Agreement, and sales of common stock under the Sales Agreement with Cantor, together with our existing cash, to fund our ongoing Phase 3 oral-only and IV-to-oral studies of omadacycline for the treatment of ABSSSI and CABP, respectively, to fund activities required to support an NDA submission for omadacycline for the treatment of ABSSSI and CABP, including manufacture of validation batches and the potential establishment of secondary manufacturing suppliers for our API and drug product, and for working capital and other general corporate purposes.

As of September 30, 2016, we had cash, cash equivalents and marketable securities of $120.8 million.

The following table summarizes our cash provided by and (used in) operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net cash used in operating activities	$(69,867)	$(38,990)
Net cash used in investing activities	$(69,795)	$(475)
Net cash provided by financing activities	$61,298	$90,037

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2016 of $69.9 million is primarily the result of our $85.2 million net loss offset in part by a $1.5 million increase in accounts payable and accrued expenses, and a decrease of $4.3 million in prepaid expenses mainly associated with the clinical development of omadacycline. The remainder is the net impact of $9.8 million in non-cash items, including $9.7 million in depreciation, amortization and stock-based compensation expense, $0.2 million in non-cash interest expense, a $0.1 million decrease in contingent obligations to former Transcept stockholders offset by $0.1 million of interest earned on our marketable securities.

Investing Activities

During the nine months ended September 30, 2016, we invested $93.3 million of our cash in short-term marketable securities (U.S. treasury and government agency securities) partially offset by proceeds by maturities of marketable securities of $25.0 million. The net cash used in investing activities for the nine months ended September 30, 2016 is also the result of an increase in restricted cash primarily representing a letter of credit of $0.8 million.

Financing Activities

Net cash provided by financing activities of $61.3 million during the nine months ended September 30, 2016 compares to $90.0 million for the same period in 2015. Net cash provided by financing activities for the nine months ended September 30, 2016 is the result of net proceeds of $2.0 million received as a result of our sales of shares of common stock under the Sales Agreement, net proceeds of $59.3 million from an underwritten public offering of 4,887,500 shares of common stock in June 2016 and the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2015 is the result of net proceeds of $70.4 million from an underwritten public offering of 3,089,000 shares of common stock in May 2015, the draw of $19.4 million, net of issuance costs, on the Hercules Term Loan, as well as the exercise of stock options.

Future Funding Requirements

We have not generated and we do not know when, if ever, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we or our partner Allergan obtain regulatory approval of and commercialize omadacycline, sarecycline or any of our other product candidates. At the same time, we expect our expenses to increase in connection with ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. We also expect to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our product candidates, we anticipate that we will need substantial additional funding in connection with our continuing operations to support commercial activities associated with our lead product candidate, omadacycline.

We have not completed development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	conduct our clinical trials of omadacycline;
•	seek regulatory approvals for omadacycline, assuming that it successfully completes clinical trials;

•	establish a sales, marketing and distribution infrastructure and increases to our manufacturing demand and capabilities to commercialize omadacycline; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

Based upon our current operating plan, we anticipate that our cash, cash equivalents and available for sale marketable securities of $120.8 million, as well as the $20.0 million available to us under the Loan Agreement with Hercules, will enable us to fund our operating expenses and capital expenditure requirements through the submission of an NDA for omadacycline for the treatment of ABSSSI and CABP, which we currently expect to occur in the first half of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the unknown extent to which we will enter into collaborations with third parties to participate in the development and commercialization of our product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to, among other items, intangible assets, goodwill, contingent liabilities, stock-based compensation arrangements, useful lives for depreciation and amortization of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates. During the first three months of 2016, we began investing in short-term marketable securities. Refer to Note 3, Cash and Cash Equivalents and Marketable Securities and Note 10, Fair Value Measurements, for additional information. There have been no other material changes in our critical accounting policies during the nine months ended September 30, 2016, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 9, 2016.

Recent Accounting Pronouncements

Refer to Note 15, Recent Accounting Pronouncements, in the accompanying notes to condensed consolidated financial statements.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2016 and the year ended December 31, 2015 we did not engage in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

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

We executed an amended lease agreement on our King of Prussia office space in October 2016.  The amended lease agreement is for 19,708 rentable square feet of office space, for a total commitment of $3.6 million. The total lease commitment is over a seven-year and seven-month lease term. The leases contain rent escalation and a rent free period. We are required to make additional payments under the facility operating leases for taxes, insurance, and other operating expenses incurred during the operating lease period.

On October 28, 2016, in satisfaction of our payment obligation of the proceeds of sale or disposition of the Intermezzo product rights to the former Transcept stockholders under the Merger Agreement (as defined in Note 1, Description of the business, to our unaudited condensed consolidation financial statements), we executed a royalty sharing agreement, or the Royalty Sharing Agreement, with the Special Committee of the Company’s Board of Directors, or the Special Committee, a committee established in connection with the Merger. Under the Royalty Sharing Agreement, we agreed to pay to the former Transcept stockholders fifty percent of all royalty income received by us pursuant to our license and collaboration agreement with Purdue Pharma L.P., or the Purdue Collaboration Agreement, net of all costs, fees and expenses incurred by us in connection with the Purdue Collaboration Agreement, related agreements, the Intermezzo product and the administration of the royalty income to the Transcept stockholders, or collectively, the Costs.  As such, subsequent to the second anniversary of the Merger, we intend to pay to the Transcept stockholders (i) one hundred percent of the royalty income received under the Purdue Collaboration Agreement through the second anniversary of the Merger, (ii) the excess remaining at October 30, 2016 of the $3.0 million Intermezzo reserve deposited at closing of the Merger, and (iii) fifty percent of all royalty income, net of Costs, to be received by us pursuant to the Purdue Collaboration Agreement for all periods after October 30, 2016.

Other than as described above, there have been no other material changes in our contractual obligations and commitments as of September 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 9, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Our cash, cash equivalents and investments balance as of September 30, 2016 consisted of cash and cash equivalents and U.S. treasury and government agency securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 10% of total liabilities as of September 30, 2016.

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

As of September 30, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We and Purdue Pharma jointly appealed the New Jersey District Court’s final judgment as to the ‘131 patent to the United States Court of Appeals for the Federal Circuit on May 6, 2015. On January 8, 2016 the United States Court of Appeals for the Federal Circuit affirmed the decision of the New Jersey District Court, and no opinion accompanied the judgment. On September 14, 2016, the defendants filed a warrant of satisfaction of judgment in the New Jersey District Court for the costs having been fully paid to the defendants.

On October 28, 2016, in satisfaction of our payment obligation of the proceeds of sale or disposition of the Intermezzo product rights to the former Transcept stockholders under the Merger Agreement, we executed the Royalty Sharing Agreement with the Special Committee. Under the Royalty Sharing Agreement, we agreed to pay to the former Transcept stockholders fifty percent of all royalty income received by us pursuant to the Purdue Collaboration Agreement, net of the Costs. As such, subsequent to the second anniversary of the Merger, we intend to pay to the Transcept stockholders (i) one hundred percent of the royalty income received under the Purdue Collaboration Agreement through the second anniversary of the Merger, (ii) the excess remaining at October 30, 2016 of the $3.0 million Intermezzo reserve deposited at closing of the Merger, and (iii) fifty percent of all royalty income, net of the Costs, to be received by us pursuant to the Purdue Collaboration Agreement for all periods after October 30, 2016.

Patent Term Adjustment Suit

In January 2013, we filed suit in the Eastern District of Virginia against the United States Patent and Trademark Office, or the USPTO, seeking recalculation of the patent term adjustment of the ’131 Patent. Purdue Pharma has agreed to bear the costs and expenses associated with this litigation. In June 2013, the judge granted a joint motion to stay the proceedings pending a remand to the USPTO, in which the USPTO is expected to reconsider its patent term adjustment award in light of decisions in a number of appeals to the Federal Circuit, including Novartis AG v. Lee 740 F.3d 593 (Fed. Cir. 2014), or the Novartis decision. Since having issued final rules implementing the Novartis decision, the USPTO has been working through the civil action cases and issuing remand decisions. Our case was on remand until the USPTO made its decision on the recalculation of the patent term adjustment. On September 28, 2016, the USPTO issued a decision that the patent term adjustment is 1,038 days, from which the ‘131 Patent expiration would be March 26, 2029.

Other Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2016, we were not party to any other legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 9, 2016.

Item 6.	Exhibits

Reference is made to the Exhibit Index attached to this Report, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of November, 2016.

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