Form 10-K
period 2016-12-31
Paratek Pharmaceuticals, Inc.
filed 2017-03-02
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s second fiscal quarter was: $259,770,210.

As of February 28, 2017 there were 24,286,212 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2016 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. Paratek Pharmaceuticals, Inc. intends that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and actual results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	The timing, scope and anticipated initiation, enrollment and completion of our ongoing and planned clinical trials and any other future clinical trials that we or our development partners may conduct
•	the plans, strategies and objectives of management for future operations
•	proposed new products or developments;
•	future economic conditions or performance;
•	the therapeutic and commercial potential of our product candidates;
•	the timing of regulatory discussions and submissions, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
•	our ability to establish and maintain potential new collaborative, partnering or other strategic arrangements for the development and commercialization of our product candidates;
•	the anticipated progress of our clinical programs, including whether our ongoing clinical trials will achieve clinically relevant results;
•	our ability to obtain regulatory approvals of our product candidates and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
•	our ability to market, commercialize and achieve market acceptance for our product candidates, if approved;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing, and our ability to obtain additional financing; and
•	our projected financial performance.

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

The following table summarizes the primary therapeutic applications for our product candidates:

Omadacycline

Omadacycline is the first in a new class of aminomethylcycline antibiotics. Omadacycline is a broad-spectrum, well-tolerated once-daily oral and intravenous, or IV, antibiotic. We believe that omadacycline has the potential to become the primary antibiotic choice of physicians for use as a broad-spectrum monotherapy antibiotic for acute bacterial skin and skin structure infections, or ABSSSI, community-acquired bacterial pneumonia, or CABP, urinary tract infection, or UTI, and other serious community-acquired bacterial infections, where resistance is of concern. We believe omadacycline, if approved, will be used in the emergency room, hospital and community care settings. We have designed omadacycline to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad spectrum antibacterial activity, oral and IV formulations with once-daily dosing, no known drug interactions, and a favorable safety and tolerability profile.

In the fall of 2013, the U.S. Food and Drug Administration, or the FDA, agreed to the design of our omadacycline Phase 3 studies for ABSSSI and CABP through the Special Protocol Assessment, or SPA, process. In addition, the FDA confirmed that positive data from the individual studies for ABSSSI and CABP would be sufficient to support approval of omadacycline for each indication and for both oral and IV formulations in the United States.  In addition to Qualified Infectious Disease Product, or QIDP, designation, on November 4, 2015, the FDA granted omadacycline Fast Track designation for the development of omadacycline in ABSSSI, CABP, and complicated Urinary Tract Infections, or cUTI. Fast Track designation facilitates the development, and expedites the review of drugs that treat serious or life-threatening conditions and that fills an unmet medical need. In February 2016, we reached agreement with the FDA on the terms of a pediatric program associated with the Pediatric Research and Equity Act. The FDA has granted Paratek a waiver from conducting studies with omadacycline in children less than eight years old due the risk of teeth discoloration, a known class effects of tetracyclines.  In addition, the FDA has granted a deferral on conducting studies in children eight years and older until safety and efficacy is established in adults.  In May 2016, we received confirmation from the FDA that the oral-only ABSSSI study design was acceptable and consistent with the currently posted guidance for industry.

Scientific advice received through the centralized procedure in Europe confirmed general agreement on the design and choice of comparators of the Phase 3 trials for ABSSSI and CABP and noted that approval based on a single study in each indication could be possible but would be subject to more stringent statistical standards than Market Authorization Applications, or MAA, programs that conduct two pivotal Phase 3 studies per indication. We believe that the inclusion of the second Phase 3 oral-only study in ABSSSI, if positive, strengthens the data package for submission of an MAA filing for approval in European Union, or EU.

Omadacycline entered Phase 3 clinical development in June 2015 for the treatment of ABSSSI and in November 2015 for the treatment of CABP.  Both of these studies utilized initiation of IV therapy with transitions to oral based treatment on clinical response.  During the conduct of these studies, an independent data safety monitoring board, or DSMB, completed multiple planned reviews of the safety data.  Following each meeting, the DSMB recommended that the studies continue without modification to the protocols or study conduct.  In June 2016, we announced positive top-line efficacy and safety data for the ABSSSI study, and we initiated a Phase 3 clinical study with oral-only administration of omadacycline in ABSSSI compared to oral-only linezolid in August 2016.  In January 2017, we announced completion of enrollment in the CABP study, and we anticipate top-line results early in the second quarter of 2017.  We anticipate top-line results for the oral-only ABSSSI study as early as the late second quarter of 2017

We recently completed several clinical Phase 1 studies with omadacycline.  In these Phase 1 studies, omadacycline was generally safe and well-tolerated, consistent with prior Phase 1 studies. In May 2016, we initiated our first oral-only and IV-to-oral study of omadacycline dosed for five days in a Phase 1b clinical study in patients with a UTI. This Phase 1b UTI study was recently completed.  Data from this study showed that omadacycline achieved proof of principle, by demonstrating high concentration levels of omadacycline in urine, across IV-to-oral and oral-only dosing regimens.

We have also recently completed clinical Phase 1 studies with omadacycline that are needed for inclusion in the planned New Drug Application, or NDA, regulatory filing with the FDA.  These studies include pharmacokinetic, or PK, studies in special populations (end-stage renal disease subjects, or ESRD subjects) and PK-lung penetration studies in healthy volunteers. A recently completed Phase 1 study of ESRD subjects was designed to evaluate the absorption and elimination of omadacycline compared to matched healthy control subjects. Results from this study showed that the absorption and elimination of omadacycline in ESRD subjects appears to be similar to healthy control subjects, suggesting that dose adjustments should not be required in subjects who have severe renal disease. In another recently completed Phase 1 study in healthy volunteers, which was designed to evaluate the PK relationship between human plasma concentrations and lung concentrations, omadacycline demonstrated higher concentration levels in bronchoalveolar lavage, or BAL, lung fluid when compared with plasma concentrations. This result supports the potential utility of omadacycline in the treatment of lower respiratory tract bacterial infections caused by susceptible pathogens.  A third Phase 1 study in healthy volunteers has been completed that evaluated the PK exposure profile of three oral-only dosing regimens of omadacycline administered for five days in healthy volunteers. In this Phase 1 study, across three oral dosing regimens of omadacycline, PK plasma levels increased with higher doses of omadacycline, demonstrating dose proportionality. Assuming positive Phase 3 study results, we plan to include and submit these data in an NDA for the treatment of ABSSSI and CABP in the first half of 2018. We also recently completed clinical Phase 1 studies with omadacycline that are needed for inclusion in the planned New Drug Application, or NDA, regulatory filing with the FDA, which are discussed further below.

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

Sarecycline

Our second Phase 3 antibacterial product candidate, sarecycline, also known as WC3035, is a new, once-daily, tetracycline-derived compound designed for use in the treatment of acne and rosacea.  We believe that, based upon the data generated to-date, sarecycline possesses favorable anti-inflammatory activity, plus narrow-spectrum antibacterial activity relative to other tetracycline-derived molecules, oral bioavailability, does not cross the blood-brain barrier, and favorable PK properties that we believe make it particularly well-suited for the treatment of inflammatory acne in the community setting.  We have exclusively licensed U.S.

development and commercialization rights to sarecycline for the treatment of acne to Allergan plc, or Allergan, while retaining development and commercialization rights in the rest of the world.  Allergan has informed us that sarecycline entered Phase 3 clinical trials for the treatment of acne vulgaris in December 2014 and anticipates that top-line data from the Phase 3 trial of sarecycline will be available in the first half of 2017.  We also granted Allergan an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States, which converted to a non-exclusive license in December 2014 after Allergan did not exercise its development option with respect to rosacea. There are currently no clinical trials with sarecycline in rosacea under way.

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

The Antibiotics Market and Limitations of Current Therapies

Physicians commonly prescribe antibiotics to treat patients with acute and chronic infectious diseases that are either known, or presumed, to be caused by bacteria. The World Health Organization has identified the development of worldwide resistance to currently available antibacterial agents as being one of the three greatest threats to human health in this decade. In data issued by the Alliance for the Prudent Use of Antibiotics, or APUA, and Cook County Hospital in October 2009 titled “Hospital and Societal Costs of Antimicrobial Resistant Infections in a Chicago Teaching Hospital: Implications for Antibiotic Stewardship,” it was estimated that antibiotic-resistant infections cost the U.S. healthcare system in excess of $20.0 billion annually. In addition, these infections result in more than $35.0 billion in societal costs and over eight million additional days spent in the hospital. Historically, the majority of life-threatening infections resulting from antibiotic-resistant bacteria were acquired in the hospital setting. According to two recent reports issued by Decision Resources Group, “Hospital-Treated Infections” published in 2014 and “Community Acquired Bacterial Pneumonia” published in 2012, approximately seven million antibiotic-treated events occur annually in the three combined indications of ABSSSI, UTI, and CABP in U.S. hospitals. Furthermore, research conducted by us suggests that in ABSSSI, there are approximately 1.1 million and 2.4 million patients treated in the U.S hospital and community settings, respectively, who have elevated risk factors (defined as elderly, immuno-compromised, co-morbidity e.g., diabetes, history of treatment failure, recent hospitalization, resident of a nursing home) and who have a known or suspected antibiotic resistant pathogen such as Methicillin-resistant Staphylococcus aureus, or MRSA. In CABP, the same research suggests that there are approximately 460 thousand and 540 thousand patients in the U.S. hospital and community settings, respectively, that have these same elevated risk factors and a known or suspected anti-biotic resistant pathogen such as penicillin-resistant S. pneumonia, or PRSP. The evolving emergence of multi-drug resistant pathogens in the community setting further emphasizes the need for novel agents capable of overcoming antibiotic resistance. IMS Health data issued in 2014 reported that approximately 75 million retail prescriptions for the top five generic broad spectrum oral antibiotics, levofloxacin, co-amoxyclav, azithromycin, ciprofloxacin, and clarithromycin, were written in 2013 in the United States alone, with approximately two-thirds being in respiratory indications. Global sales in 2010 for these five antibiotics ranged from $3.4 billion for levofloxacin, the only one of these agents still under patent protection that year, to $1.4 billion for clarithromycin, and approximately 65% or more of these sales were generated for their oral formulations as a result of step-down therapy or oral use only.

Bacteria are often broadly classified as gram-positive bacteria, including antibiotic-resistant bacteria such as MRSA and multi-drug resistant Streptococcus pneumoniae, or MDR-SP; gram-negative bacteria, including antibiotic-resistant bacteria such as extended-spectrum beta-lactamases, or ESBL, producing Enterobacteriaceae; atypical bacteria, including Chlamydophila pneumoniae and Legionella pneumophila; and anaerobic bacteria, including Bacteroides and Clostridia. Antibiotics that are active against both gram-positive and gram-negative bacteria are referred to as “broad spectrum,” while antibiotics that are active only against a select subset of gram-positive or gram-negative bacteria are referred to as “narrow spectrum”. Today, because many of the currently prescribed antibiotics that have activity against resistant organisms typically are “narrow spectrum,” they cannot be used as an empiric monotherapy treatment of serious infections where gram-negative, atypical or anaerobic bacteria may also be involved. Empiric monotherapy refers to the use of a single, antibacterial agent to begin treatment of an infection before the specific pathogen causing the infection has been identified. We believe omadacycline, if approved, will be used in the emergency room, hospital and community care settings.  Based on studies published by the Cleveland Clinic Foundation, the National Institutes of Health, or NIH, and American Academy of Family Physicians, rates of infections involving organisms other than gram-positive bacteria have been found to be as much as 15% in ABSSSI, up to 40% in CABP and 70% to 90% in UTI.

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

Antibiotics used to treat ABSSSI, CABP, UTI and other serious, community-acquired bacterial infections must satisfy a wide range of criteria on a cost-effective basis. For example, we believe that existing treatment options for ABSSSI, including vancomycin, linezolid, daptomycin and tigecycline; for CABP, including levofloxacin, moxifloxacin, azithromycin, ceftriaxone, ceftaroline and tigecycline; and for UTI, including levofloxacin, ciprofloxacin, and trimethoprim/sulfamethoxazole, have one or more of the following significant limitations:

•

Limited spectrum of antibacterial activity. Since it may take as long as 48 to 72 hours to identify the pathogen(s) causing an infection and most of the currently available options that cover resistant pathogens are narrow-spectrum treatments, physicians frequently prescribe two or more antibiotics to treat a broad spectrum of potential pathogens. For example, vancomycin, linezolid and daptomycin, the most frequently prescribed treatments for certain serious bacterial skin infections, are narrow-spectrum treatments active only against gram-positive bacteria. The currently available treatment with a more appropriate spectrum for use as a monotherapy against serious and antibiotic-resistant bacterial infections is tigecycline, but it has other significant limitations, most notably dose limiting tolerability of nausea and vomiting

•

Lack of both oral and IV formulations. The most common treatments for serious bacterial infections, vancomycin, daptomycin, ceftriaxone, piperacillin tazobactam, and tigecycline are only available as injectable or IV formulations. The lack of an effective bioequivalent oral formulation of these and many other commonly prescribed antibiotics requires continued IV therapy, which is inconvenient for the patient and may result in longer hospital stays and greater cost. Alternatively, because of the absence of the same antibiotic in an oral, well-tolerated formulation, physicians may switch the patient to a different orally available antibiotic at the time of hospital discharge. This carries the risk of new side effects and possible treatment failure if the oral antibiotic does not cover the same bacteria that were being effectively treated by the IV antibiotic therapy. While linezolid is a twice-daily IV and oral therapy, it is a narrow-spectrum treatment that is associated with increasing bacterial resistance, side effects from interactions with other therapies and other serious safety concerns.

•

Safety/tolerability concerns and side effects. Concerns about antibiotic safety and tolerability are among the leading reasons why patients stop treatment and fail therapy. The most commonly used antibiotics, such as vancomycin, linezolid, daptomycin, levofloxacin, moxifloxacin, azithromycin, piperacillin/tazobactam and tigecycline, are associated with safety and tolerability concerns. For example, vancomycin, which requires frequent therapeutic monitoring of blood levels and corresponding dose adjustments, is associated with allergic reactions and can cause kidney damage, loss of balance, loss of hearing, vomiting and nausea in certain patients. Linezolid is associated with bone marrow suppression and loss of vision and should not be taken by patients who are also on many commonly prescribed anti-depressants, such as monoamine oxidase inhibitors and serotonin reuptake inhibitors. Daptomycin has been associated with a reduction of efficacy in patients with moderate renal insufficiency and has a side effect profile that includes muscle damage. Piperacillin/tazobactam is not used in patients with beta-lactam (penicillin) allergy while tigecycline is associated with tolerability concerns because of nausea and vomiting. Levofloxacin and moxifloxacin are associated with tendon rupture and peripheral neuropathy. In July 2016 the FDA approved changes to the labels of fluoroquinolone antibacterial drugs for systemic use (i.e., taken by mouth or by injection), stating “These medicines are associated with disabling and potentially permanent side effects of the tendons, muscles, joints, nerves, and central nervous system that can occur together in the same patient. As a result, the FDA revised the Boxed Warning, FDA’s strongest warning, to address these serious safety issues. They also added a new warning and updated other parts of the drug label, including the patient Medication Guide. Additionally, a May 2012 article in the New England Journal of Medicine indicated that a small number of patients treated with azithromycin and quinolones, such as levofloxacin or moxifloxacin, may experience sudden death due to cardiac arrhythmia, which is often predicted by a prolongation of the corrected QT interval, or QTc. The FDA issued a Drug Safety Communication on March 12, 2013 titled “Azithromycin (Zithromax or Zmax) and the risk of potentially fatal heart rhythms,” and the azithromycin drug label warnings were strengthened to address this concern.

•

Increasing bacterial resistance. Bacterial resistance to the most frequently prescribed antibiotics (branded or generic) has limited their potential to treat infections, which often prevents their use as an empiric monotherapy. We believe that MRSA and MDR-SP, in the community have posed treatment challenges because of resistance to penicillins (resistance rate up to 100% for both), cephalosporins (100% and 11%, respectively, for ceftriaxone), macrolides (83% and 86%, respectively, for erythromycin/azithromycin) and quinolones (73% and 2%, respectively, for levofloxacin), particularly in ABSSSI and CABP. There have also been recent reports of resistance developing during treatment with daptomycin and concerns about an increasing frequency of strains of Staphylococcus aureus with reduced susceptibility to vancomycin. Additionally, linezolid use has been associated with drug resistance, including reports of outbreaks of resistance among Staphylococcus aureus and Enterococcus strains. The increasing occurrence of multi-drug resistant, ESBL-producing, gram-negative bacteria in community-acquired UTIs has severely curtailed the oral antibiotic treatment options available to physicians for these UTIs. For example, in a recent survey, 95% and 76% of the ESBL isolates of Escherichia coli found in UTIs, respectively, were resistant to ceftriaxone and levofloxacin.

These limitations can ultimately lead to longer hospital stays, greater healthcare costs and increased morbidity and mortality due to lower cure rates and additional side effects. While certain antibiotics address some of these outcomes, we do not believe there is one superior treatment option that satisfies all outcomes. We believe that it is essential for the treatment of patients with serious, community-acquired bacterial infections that physicians prescribe the right antibiotic the first time, as ineffective antibiotics can quickly lead to progressively more severe and invasive infections or even death.

Our Product Candidates

Omadacycline

•

Bioequivalent Once-daily oral and IV formulations to support transition therapy. Previous to the two on-going clinical trials, we have studied once-daily IV and oral formulations of omadacycline in approximately 1100 subjects to-date across multiple Phase 1, Phase 2 and Phase 3 clinical trials, and we are using each of these formulations in our Phase 3 clinical trials. The bioequivalence of the IV and oral formulations may permit transition therapy, which could allow patients to start treatment on the IV formulation in the hospital setting then “transition” to the oral formulation of the same bioequivalent antibacterial agent once the infection is responding enabling the patient to be released from the hospital to complete the full course of therapy at home. We believe that transition therapy has the potential to avoid the concerns that can accompany switching from an IV agent to a different class of oral antibiotic and to facilitate the continuance of curative therapy at home. We believe that our SPA agreements with the FDA will permit us to submit for approval of both IV and oral formulations of omadacycline.

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

•

Favorable safety and tolerability profile. To date, we have observed omadacycline to be generally well tolerated in studies involving approximately 1100 subjects. We have conducted a thorough QTc study, as defined by FDA guidance to assess prolongation of QTc, an indicator of cardiac arrhythmia. This study suggests no prolongation of QTc by omadacycline at three times the therapeutic exposure. There have been observations of a transient, self-limited increase in heart rate, primarily in normal healthy volunteer subjects.  These effects appear to be related to peak plasma concentration, or Cmax, and to a specific antagonist effect on the M2 subtype of the muscarinic receptor.  These heart rate changes are not accompanied by changes in blood pressure, nor concurrent complaints of palpitations, shortness of breath nor chest pain.  There have been no Adverse Events, or AEs, of ventricular arrhythmia, QT prolongation, seizures, syncope, or sudden death in the completed studies. Further, in clinical studies, omadacycline does not appear to adversely affect blood cell production, nor does it appear to metabolize in the liver or anywhere else in the body, thus reducing the likelihood of causing drug-to-drug interactions. Additionally, omadacycline has resulted in low rates of diarrhea, and we have not observed confirmed cases of Clostridium difficile infection, which can frequently occur from the use of other classes of broad-spectrum antibiotics such as beta-lactams and quinolones.

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

In addition to its broad spectrum of antibacterial activity and its availability in once-daily oral and IV formulations, omadacycline appears to penetrate tissues broadly, including lung, muscle, and kidney, thereby achieving high concentrations at the sites of infection. Since omadacycline is eliminated from the body (as unchanged parent compound) via the kidneys and intestine in an expected manner, based on the results of our Phase 1 studies, we believe it may potentially be used in patients with diminished kidney and liver function, without dose adjustment, and may potentially have benefit in patients receiving poly-pharmacy, where drug-drug interactions are of concern. We have completed pre-clinical work evaluating omadacycline for the potential treatment of sinusitis, also known as an acute sinus infection or rhinosinusitis.   In addition, we have completed a proof-of-principle study in females with uncomplicated urinary tract infections, or uUTI, given the high percentage of renal elimination and urinary concentrations, omadacycline may have utility as a treatment option for patients with UTI infections.

Completed Omadacycline Clinical Studies

Assuming completion of Paratek’s on-going clinical trials on the anticipated time frame, and assuming that Paratek believes the results of the trials will support FDA approval, Paratek intends to file an NDA during the first half of 2018.  We have studied omadacycline in 21 Phase 1, one Phase 2, and four Phase 3 studies.  These clinical trials are summarized in Table 1.  Apart from any loading dose strategies, the proposed dosing regimens for both indications in ABSSSI and CABP will be 100 milligrams, or mg, IV or 300 mg oral doses that have been shown to be bioequivalent.  Duration of treatment is expected to be for 7 to 14 days.

At the time of the proposed NDA filing, we anticipate that approximately 1,900 subjects will have been exposed to omadacycline across all clinical studies.  Approximately 1,200 of 1,900 subjects will have been exposed to omadacycline during participation in Phase 2 or Phase 3 studies.  The number of subjects exposed in the proposed NDA exceeds those required by International Council on Harmonisation, or ICH, E1A guidance of 1,500 exposed subjects and supports the submission, evaluation, and potential approval of the NDAs for up to 14 days of treatment.

Table 1. Subject Exposure to Omadacycline in Clinical Studies

Clinical Study				Number Exposed to Omadacycline
Phase	Population	Study Number	Exposure Duration (Days) [a]	Total (Any IV or PO)	Any IV	IV ≥ 100 mg/day[b]	Any PO	PO ≥ 300 mg/day[b]
Phase 1	Various – single dose		1	501	211	181	361	177
	Various – multiple dose		4-14	182	94	94	99	90
Phase 1 Totals				683	305	275	460	267
Phase 2	cSSSI	702	Up to 14	111	111	111	104c	—
Phase 3 (truncated)	cSSSI	804	Up to 14	68	68	68	63	63
Phase 3 (pivotal)	ABSSSI	1108	7-14	323	323	323	286	286
	ABSSSI[d]	16301	7-14	~352	—	—	352	352
	CABP[d]	1200	7-14	~375	375	375	281	281
Phase 2 and 3 Totals				~1,229	877	877	1,086	982
Overall Totals				~1,912	1,182	1,152	1,546	1,249

a.	Exposure duration as intended per protocol.
b.	Daily dose categorization excludes any loading dose strategy in multiple dose studies.
c.	Dosing with 200 mg.
d.	Exposure numbers for these studies are estimates based on sample size, randomization scheme and (where applicable) anticipated proportion of subjects switching from IV to PO therapy.

Abbreviations:  ABSSSI = acute bacterial skin and skin structure infection; CABP = community-acquired bacterial pneumonia; cSSSI = complicated skin and skin structure infections; IV = intravenous; PO = oral.

Pivotal ABSSSI Phase 3 Clinical Study with IV and Oral Omadacycline

Study Design. As part of the development program agreed with FDA, we conducted a randomized (1:1), double blind, active comparator controlled, Phase 3 study comparing omadacycline and linezolid for the treatment of adults with ABSSSI that was known or suspected to be due to a Gram-positive pathogen(s). Subject randomization was stratified across treatment groups by type of infection (wound infection, cellulitis/erysipelas, and major abscess) and geographic region. All subjects were expected to present with ABSSSI severe enough to require a minimum of at least 3 days of IV treatment. The study consisted of 3 phases:  Screening, Double Blind Treatment, and Follow Up.  All Screening evaluations were performed within 24 hours prior to randomization, except Screening blood cultures, which were collected within 24 hours prior to the first dose of test article.  Subjects who met inclusion criteria and did not meet exclusion criteria were randomly assigned to a treatment group, and received their first dose of test article within 4 hours after randomization.  The FDA primary outcome measure was Clinical Success at the Early Clinical Response, or ECR, at 48 to 72 hours after the first dose of test article in the modified intent-to-treat, or mITT, population.  Clinical Success was defined as; the subject was alive, the size of the primary lesion had been reduced ≥ 20% compared to Screening measurements, without receiving any rescue antibacterial therapy, and the subject did not meet any criteria for clinical failure or indeterminate.  Secondary endpoint for FDA and European Medicines Agency, or EMA, co-primary endpoints included investigator assessment of clinical response at post therapy evaluation, or PTE,visit in the mITT and clinically evaluable PTE, or CE-PTE, populations.

Study Efficacy Results. A total of 655 subjects were randomized (the intent to treat, or ITT population), 329 subjects in the omadacycline group and 326 subjects in the linezolid group (See Table 2).  There were 10 randomized subjects (6 omadacycline, 4 linezolid) who did not receive test article; thus 98.5% subjects received test article (the safety population).  The mITT population included 95.7% subjects because 4.3% subjects had only Gram-negative ABSSSI causative pathogens at Baseline.  The micro-mITT population included 69.5% subjects (228 and 227 subjects in the omadacycline and linezolid groups, respectively), which included subjects with a Gram-positive pathogen alone or in combination with other pathogens. Overall, 80.8% subjects were included in the CE‑PTE population.

Table 2. Analysis Populations

Population/Parameter	Omadacycline n (%)	Linezolid n (%)	All Subjects n (%)
ITT population
Number included in population	329	326	655
Safety population
Number included in population	323 (98.2)	322 (98.8)	645 (98.5)
Number excluded from population	6 (1.8)	4 (1.2)	10 (1.5)
mITT population
Number included in population	316 (96.0)	311 (95.4)	627 (95.7)
Number excluded from population	13 (4.0)	15 (4.6)	28 (4.3)
micro-mITT population
Number included in population	228 (69.3)	227 (69.6)	455 (69.5)
Number excluded from population	101 (30.7)	99 (30.4)	200 (30.5)
CE-PTE population
Number included in population	269 (81.8)	260 (79.8)	529 (80.8)
Number excluded from population	60 (18.2)	66 (20.2)	126 (19.2)

Percentages were based on the ITT population.

ABSSSI = acute bacterial skin and skin structure infection; CE = clinically evaluable; ITT = intent-to-treat; mITT = modified intent-to-treat; micro‑mITT = microbiological modified intent-to-treat; PTE = Post Therapy Evaluation.

Table 3 summarizes ABSSSI lesion area size and other baseline characteristics for the mITT population.  In both groups the baseline lesion sizes were similar (median 299.5 cm2 for omadacycline and 315.0 cm2 for linezolid) and well above the inclusion criteria minimum of 75 cm2.

Table 3. Lesion Area Size (mITT Population)

Characteristics	Omadacycline (N = 316) n (%)	Linezolid (N = 311) n (%)	p-value
Calculated lesion area (cm²)
n	316	311
Mean (SD)	454.77 (442.879)	498.34 (616.987)
Median	299.50	315.00
Min, max	77.0, 4100.0	88.0, 6739.2	0.562

P-values for differences between treatment groups were from Fisher’s exact test (for categorical variables) or Wilcoxon Rank Sum test (for continuous variables).

max = maximum; min = minimum; mITT = modified intent-to-treat; SD = standard deviation

Table 4 summarizes the primary ABSSSI infection type in the mITT population.  Randomization was stratified by type of infection and the number of subjects with major abscess was limited to no more than 30% of randomized subjects.  The type of primary infections including cellulitis/erysipelas (38.9% omadacycline, 37.9% linezolid), wound infection (32.3% omadacycline, 33.4% linezolid), and major abscess (28.8% omadacycline, 28.6% linezolid) were comparable between treatment groups.

Table 4. Primary ABSSSI Infection Site at Baseline (mITT Population)

Characteristics	Omadacycline (N = 316) n (%)	Linezolid (N = 311) n (%)
Type of primary infection	316	311
Cellulitis/erysipelas	123 (38.9)	118 (37.9)
Wound infection	102 (32.3)	104 (33.4)
Major abscess	91 (28.8)	89 (28.6)

Percentages were based on the number of subjects with the specific parameter assessed.

ABSSSI = acute bacterial skin and skin structure infection; mITT = modified intent-to-treat.

The primary outcome measure for FDA was ECR at 48 to 72 hours (defined as 48 hours to < 73 hours) after the first dose of test article in the mITT population.  A summary is provided in Table 5.  Omadacycline was found to be non-inferior to linezolid for ECR in the mITT population.  Clinical success rates were high (84.8% omadacycline, 85.5% linezolid) and comparable between both treatment groups (difference [95% CI]:  -0.7 [-6.3, 4.9]).  Given that the lower limit of the 95% confidence interval, or CI for the treatment difference (omadacycline – linezolid) was within the 10% margin, therefore omadacycline was considered non-inferior to linezolid.  The percentages of subjects assessed as either clinical failure or indeterminate were similar between treatment groups.  Reasons for clinical failure at 48 to 72 hours included lack of reduction in lesion size by at least 20% (5.1% omadacycline, 4.5% linezolid), AE requiring discontinuation of test article (1.6% omadacycline, 0.6% linezolid), discontinuation of test article with need for rescue antibacterial therapy (1.3% in both groups), and receipt of potentially effective systemic antibacterial therapy for a different infection than the ABSSSI under study (0.6% omadacycline, 0% linezolid).

Table 5. ECR 48-72 Hours after the First Infusion of the Test Article (mITT Population)

Efficacy Outcome	Omadacycline N = 316 n (%)	Linezolid N = 311 n (%)	Difference (95% CI)
Clinical success	268 (84.8)	266 (85.5)	-0.7 (-6.3, 4.9)
Clinical failure or indeterminate	48 (15.2)	45 (14.5)	—
Clinical failure	23 (7.3)	19 (6.1)	—
Indeterminate	25 (7.9)	26 (8.4)	—

Difference was observed difference in early clinical success rate between the omadacycline and linezolid groups.

95% CI was constructed based on the Miettinen and Nurminen method without stratification.

Percentages were based on the number of subjects in each treatment group.

CI = confidence interval; ECR = Early Clinical Response; mITT = modified intent-to-treat.

The number and percentage of subjects classified as clinical success by the investigator’s assessment at PTE in the mITT, and CE-PTE populations calculated for each treatment group is summarized in Table 6.  Clinical success rates were high and similar between the treatment groups at PTE, meeting statistical non-inferiority.  In the mITT population, clinical success at PTE was 86.1% for omadacycline and 83.6% for linezolid.  Reasons for clinical failure at the PTE visit for the mITT population included clinical failure at the End of Treatment, or EOT, visit (4.7% omadacycline, 5.8% linezolid), discontinuation of test article with need for rescue antibacterial therapy (3.2% for both groups), and receipt of potentially effective systemic antibacterial therapy for a different infection than the ABSSSI under study (1.9% omadacycline, 1.6% linezolid).  Clinical success rates were also high and similar between treatment groups in the CE population.

Table 6. Overall Clinical Response at PTE Visit Based on Investigator Assessments (mITT, and CE-PTE,)

Efficacy Outcome	Omadacycline n (%)	Linezolid n (%)	Difference	95% CI Without Stratification[a]	95% CI With Stratification[b]
mITT	(N = 316)	(N = 311)
Clinical success	272 (86.1)	260 (83.6)	2.5	(-3.2, 8.2)	(-3.2, 8.1)
CE-PTE	(N = 269)	(N = 260)
Clinical success	259 (96.3)	243 (93.5)	2.8	(-1.0, 6.9)	(-0.9, 7.1)

Difference was observed difference in overall clinical success rate at PTE between the omadacycline and linezolid groups.

Overall clinical response at PTE was based on the investigator assessment at the EOT and PTE visits.

Percentages were based on the number of subjects in each treatment group.

CE = clinically evaluable; CI = confidence interval; mITT = modified intent-to-treat; PTE = Post Therapy Evaluation.

[a]	95% CI was constructed based on the Miettinen and Nurminen method without stratification.

b        95% CI was adjusted for type of infection and geographic region based on the Miettinen and Nurminen method with stratification, using Cochran-Mantel-Haenszel weights as stratum weights.  The 4 geographic regions were combined into 1 group.  Infection type was not combined.

Study Safety Results. As seen in Table 7, overall, 48.3% of omadacycline subjects and 45.7% of linezolid subjects had at least 1 Treatment-emergent Adverse Event, or TEAE.  The most commonly reported TEAEs (≥ 5%) were nausea (12.4% omadacycline, 9.9% linezolid), infusion site extravasation (8.7% omadacycline, 5.9% linezolid), subcutaneous abscess (5.3% omadacycline, 5.9% linezolid), and vomiting (5.3% omadacycline, 5.0% linezolid).  A total of 19 subjects (11 omadacycline, 8 linezolid) had serious TEAEs.  No subjects experienced a drug-related serious TEAE.  A total of 13 subjects (6 omadacycline, 7 linezolid) had a TEAE that led to premature discontinuation of test article.  The frequency of drug related TEAEs was comparable between the 2 treatment groups (18.0% omadacycline, 18.3%, linezolid).  The most commonly reported drug-related TEAEs (≥ 2% for any group) were nausea (9.6% omadacycline, 6.5% linezolid), vomiting (4.0% omadacycline, 2.8% linezolid), alanine aminotransferase, or ALT, increased (2.5% omadacycline, 2.8% linezolid), diarrhea (2.2% omadacycline, 2.2% linezolid), and aspartate aminotransferase, or AST, increased (1.9% omadacycline, 2.5% linezolid).

Table 7. Number (%) of Subjects with the Most Frequent TEAEs (≥ 3% for Any Group)

Body System	Omadacycline N = 323 n (%)	Linezolid N = 322 n (%)
Subjects with at least 1 TEAE	156 (48.3)	147 (45.7)
Nausea	40 (12.4)	32 (9.9)
Vomiting	17 (5.3)	16 (5.0)
Diarrhea	7 (2.2)	10 (3.1)
Subcutaneous abscess	17 (5.3)	19 (5.9)
Cellulitis	15 (4.6)	15 (4.7)
Infusion site extravasation	28 (8.7)	19 (5.9)
ALT increased	9 (2.8)	14 (4.3)
AST increased	8 (2.5)	12 (3.7)
Headache	10 (3.1)	13 (4.0)

Coding of SOCs and PTs were based on MedDRA Version 17.1.

Percentages were based on the safety population.

A TEAE was defined as an AE occurring after first dose of active test article.

A subject with multiple occurrences of an AE under 1 treatment was counted only once in the AE category for that treatment.

AE = adverse event; ALT = alanine aminotransferase; AST = aspartate aminotransferase; TEAE = treatment-emergent adverse event.

Overall, the TEAEs ALT increased (2.8% omadacycline, 4.3% linezolid) and AST increased (2.5% omadacycline, 3.7% linezolid) occurred at a higher percentage in the linezolid group compared to the omadacycline group.  Treatment releated TEAEs of ALT increased occurred in 2.5% omadacycline subjects and 2.8% linezolid subjects.   Treatment-related TEAEs of AST increased occurred in 1.9% omadacycline subjects and 2.5% linezolid subjects.  All such TEAEs were considered mild or moderate in severity and no AE resulted in discontinuation of test article.

Other TEAEs of potential interest regarding liver chemistry values showed comparable incidence between treatment groups and included blood bilirubin increased (0.9% omadacycline subjects, 0.3% linezolid subjects), gamma glutamyl transferase, or GGT, increased (0.6% subjects in each treatment group), and blood alkaline phosphatase increased (0.3% subjects in each treatment group).  Table 8 shows the ALT, AST and Bilirubin outliers, which appear to similar between omadacycline and linezolid.  No Hy’s law cases occurred in this study on either omadacycline nor linezolid.

Table 8. ALT, AST, Bilirubin Outlying Values (Safety Population)

Lab Parameter (SI unit)	Parameter	Omadacycline N = 323 n (%)	Linezolid N = 322 n (%)
ALT (U/L)
Normal at Baseline, n		246	256
Worst post-baseline value, n		240	251
	> 3 × ULN	3 (1.3)	5 (2.0)
	> 5 × ULN	3 (1.3)	2 (0.8)
	> 10 × ULN	1 (0.4)	1 (0.4)
AST (U/L)
Normal at Baseline, n		269	289
Worst post-baseline value, n		263	281
	> 3 × ULN	3 (1.1)	6 (2.1)
	> 5 × ULN	2 (0.8)	3 (1.1)
	> 10 × ULN	—	—
Total Bilirubin (µmol/L)
Normal at Baseline, n		302	304
Worst post-baseline value, n		296	296
	> 1.5 × ULN	2 (0.7)	1 (0.3)
	> 2 × ULN	1 (0.3)	1 (0.3)

Baseline was defined as the value closest to but prior to the initiation of test article administration.

Percentages were based on number of subjects with a normal level at Baseline and had an assessment at that visit.

Local lab results were used when central lab assessments were not available.

ALT = alanine aminotransferase; AST = aspartate aminotransferase; EOT = End of Treatment; PTE = Post Therapy Evaluation; ULN = upper limit normal.

Table 9 summarizes the protocol-specified Clinically Notable, or CN, values for HR, systolic blood pressure, or systolic BP, and diastolic blood pressure, or diastolic BP, at any post-Baseline time point.  Across all of these analysis criteria, there were only minor differences between the treatment groups.  Only 11 subjects (5 omadacycline, 6 linezolid) had a HR ≥ 120 bpm at any post-Baseline time point.

Table 9. CN Values for HR, Systolic BP, and Diastolic BP at Any Post-baseline Time Point (Safety Population)

CN Criteria	Omadacycline (N = 323) n (%)	Linezolid (N = 322) n (%)
Subjects with HR value at any post-Baseline visit
HR ≤ 50 bpm	3 (0.9)	10 (3.1)
HR ≥ 120 bpm	5 (1.5)	6 (1.9)
Subjects with HR value at Baseline and any post- Baseline visit
HR ≤ 50 bpm and decrease of ≥ 15 bpm	2 (0.6)	5 (1.6)
HR ≥ 120 bpm and increase of ≥ 15 bpm	5 (1.5)	6 (1.9)
Subjects with systolic BP value at any post- Baseline visit
Systolic BP ≤ 90 mmHg	13 (4.0)	9 (2.8)
Systolic BP ≥ 180 mmHg	5 (1.5)	12 (3.7)
Subjects with systolic BP value at Baseline and any post-Baseline visit
Systolic BP ≥ 180 mmHg and increase of ≥ 20 mmHg	4 (1.2)	11 (3.4)
Systolic BP ≤ 90 mmHg and decrease of ≥ 20 mmHg	8 (2.5)	4 (1.2)
Subjects with diastolic BP value at any post- Baseline visit
Diastolic BP ≤ 50 mmHg	29 (9.0)	24 (7.5)
Diastolic BP ≥ 105 mmHg	8 (2.5)	12 (3.7)
Subjects with diastolic BP value at Baseline and any post-Baseline visit
Diastolic BP ≥ 105 mmHg and increase of ≥ 15 mmHg	6 (1.9)	9 (2.8)
Diastolic BP ≤ 50 mmHg and decrease of ≥ 15 mmHg	13 (4.0)	17 (5.3)

Baseline was defined as the value closest to but prior to the initiation of test article administration.

Percentages were based on the number of subjects with the specific parameter assessed.

BP = blood pressure; bpm = beats per minute; CN = clinically notable; HR = heart rate.

Figure F-1 presents the mean values over time for HR, shown as change from Baseline.  Because the decline in HR generally was more rapid for the linezolid subjects compared to omadacycline subjects, at any given post‑Baseline time point, the mean HR in omadacycline subjects was slightly higher than linezolid subjects (difference of < 5 bpm at all time points).

Of note, during the study, sinus tachycardia was reported as a TEAE in only 1 omadacycline subject (mild severity and not related to test article) and no linezolid subjects.  No subjects in either group reported palpitations.

Figure F-1. Change from Baseline HR (bpm) Mean Results Over Time (Safety Population)

The EOT visits were summarized with the study day of the visit up to Day 10.  The EOT values on Day 2 were summarized under Day 2 Pre.

BL = Baseline; bpm = beats per minute; D = Day; LZD = linezolid; OMC = omadacycline; SE = standard error.

Study Conclusions. Overall, the efficacy of omadacycline was comparable to linezolid in the treatment of adults with ABSSSI and omadacycline was determined to be non-inferior to linezolid (based on a predefined 10% non-inferiority margin) for the FDA and EMA primary endpoints.  In addition, both omadacycline and linezolid were found to be safe and well tolerated.

Early Terminated (truncated) cSSSI Phase 3 Clinical Study

Study Design. We designed our Phase 3 clinical trial pursuant to the then-current 1998 FDA guidance on developing antimicrobial drugs for the treatment of complicated skin and skin structure infections, or cSSSI. The primary objective of the clinical trial was to establish that omadacycline as a monotherapy was not inferior to linezolid, with or without moxifloxacin, as a treatment for patients with serious skin infections. Following randomization, patients initially received either IV therapy with 100 mg of omadacycline every 24 hours with the ability to switch to 300mg of oral omadacycline, or 600 mg of linezolid every 12 hours, with the ability to switch to 600mg oral linezolid. For patients with infections suspected or documented as involving gram-negative bacteria, the blinded physician had the option of providing additional antibiotic therapy to patients, with patients assigned to the linezolid arm receiving 400 mg of moxifloxacin every 24 hours and patients assigned to omadacycline receiving a placebo, since omadacycline has activity against some of the most common gram-negative bacteria that commonly cause these infections, to match the dosing regimen of linezolid-treated patients.  This study had 143 subjects randomized, 140 patients received at least one dose of study drug. Of those 140 subjects, 68 were randomized to omadacycline and 72 were randomized to linezolid. Cellulitis was present in 92 of the 140 patients who received at least one dose of study drug. Although we terminated this trial before reaching its enrollment goal due to the evolving regulatory landscape, and therefore precluding any statistical conclusions with regard to non-inferiority, the overall clinical success rates were similar between omadacycline- and linezolid. The overall incidence of adverse events was similar in both treatment groups. There were no clinically significant alterations of cardiovascular, renal or hepatic safety laboratory values. One death occurred in a patient randomized to omadacycline who presented with undiagnosed metastatic lung cancer after being assessed as cured following the test of care, or TOC, visit. Study investigators did not consider any of the serious adverse events reported to be related to either omadacycline or linezolid.

cSSSI Phase 2 Clinical Study

We designed, conducted and completed a randomized Phase 2 clinical trial with the primary objective of comparing the safety and tolerability of omadacycline to linezolid in patients with cSSSI. Our key secondary objectives involved comparing the efficacy of omadacycline to linezolid and assessing the PK properties of omadacycline.

Following randomization, patients initially received IV therapy with 100 mg of omadacycline every 24 hours, or 600 mg of linezolid every 12 hours. For patients with infections suspected or documented as involving gram-negative bacteria, the blinded physician had the option of providing additional IV antibiotic therapy to patients, with patients assigned to the linezolid group also receiving two grams of aztreonam every 12 hours, and patients assigned to the omadacycline group receiving a placebo to match the dosing regimen of linezolid-treated patients. Based on a blinded physician’s assessment of the appropriateness of hospital discharge and continuation of oral therapy, most patients then transitioned to oral therapy. For oral therapy, patients randomized to omadacycline received 200 mg of omadacycline (dosed as two 100 mg capsules) every 24 hours. Patients randomized to linezolid received one 600 mg tablet of linezolid every 12 hours. Patients in both groups received an average of five to six days of oral therapy following an average of 4.3 days of IV therapy.  219 patients received at least one dose of the study drug in our Phase 2 clinical trial, 111 patients were randomly selected to be treated with omadacycline and 108 were randomly selected to be treated with linezolid. Clinical response was measured in two study populations, ITT and clinically evaluable, or CE. The ITT population in this clinical trial refers to all enrolled subjects who received at least one dose of study drug, and the CE population refers to all ITT subjects who had a qualifying infection and were treated and evaluated as defined in the protocol.  Although not powered to demonstrate statistical non-inferiority, results from this Phase 2 study demonstrated that the efficacy of omadacycline was comparable to linezolid for both the ITT and CE populations. The observed safety results of the study among the 111 omadacycline-treated patients, 46 (41.4%) experienced one or more TEAEs and 24 (21.6%) experienced one or more adverse events assessed as potentially treatment-related. By comparison, among the 108 linezolid-treated patients, 55 (50.9%) experienced one or more TEAEs and 33 (30.6%) experienced adverse events assessed as potentially treatment-related. In both arms of the clinical trial, the most frequently involved organ system was the gastrointestinal tract, with adverse events reported in 21 (18.9%) omadacycline-treated patients and 18 (16.7%) linezolid-treated patients. There were three serious adverse events reported in this clinical trial, one in an omadacycline-treated patient and two in linezolid-treated patients. The study investigator considered the event in the omadacycline-treated patient, which involved worsening confusion, to be unrelated to the study therapy.  There were no significant alterations of cardiovascular, renal or hepatic safety laboratory values.

Phase 1 Clinical Studies

We assessed omadacycline in over 20 single-dosing and multiple-dosing Phase 1 clinical trials for both the IV and oral formulations, involving more than 600 healthy volunteer subjects.

We have also recently completed clinical Phase 1 studies with omadacycline that are needed for inclusion in the planned NDA regulatory filing with the FDA.  These studies include PK, studies in special populations (ESRD subjects) and PK-lung penetration studies in healthy volunteers.  In addition, we conducted a Phase 1b study in female patients with cystitis (uUTI) to evaluate the PK in plasma and urine to demonstrate the proof of principal of omadacycline at a potential treatment in UTI.

Phase 1 Clinical Study in End-Stage Renal Disease patients, and Matched Controls:

Study Design. This study was designed as an open-label, single-dose, two-period, parallel group study to compare the PK and safety of single IV doses of omadacycline in adult subjects with ESRD on a stable hemodialysis regimen and healthy adult subjects.  Healthy adult subjects were matched to adult subjects with ESRD based on gender, age (± 5 years), and weight (± 10 kg).  Subjects were screened for enrollment into the study within 28 days (Days -28 to -2) prior to administration of omadacycline on Day 1 of Period 1. Those who met eligibility criteria at screening were admitted to the clinical research unit on Day -1 for baseline assessments.  Subjects were enrolled into the following two treatment groups:  ESRD subjects on stable hemodialysis (n=8) received a single dose of omadacycline 100 mg IV infusion post-dialysis; after a washout period of 10 to 20 days they received an additional dose of omadacycline 100 mg IV infusion pre-dialysis and matched healthy subjects (n=8) received a single dose of omadacycline 100 mg IV infusion.  Blood samples were collected for determination of plasma test article concentrations at specified times up to 68 hours after dose administration.  Healthy subjects had PK urine samples collected at specified times up to 72 hours post dose.  Dialysate samples were collected from ESRD subjects at specified times during Period Two.  Approximately one week (± 3 days) after the last test article administration, subjects underwent study completion evaluations and were discharged from the study.  Safety assessments included physical examinations, electrocardiograms, or ECGs, vital signs, standard clinical laboratory evaluations (hematology, chemistry, urinalysis [healthy subjects]), pregnancy assessments, and AE monitoring.

Study PK Results. A total of 16 subjects were enrolled in the study (8 assigned to each cohort) and all subjects completed the study.  All subjects were included in both the Safety Population and the PK Population.  Mean plasma concentration-time profiles of omadacycline following single IV doses of 100 mg are presented in Figure F‑2.

Figure F‑2 Arithmetic Mean (+/-SD) Plasma Omadacycline Concentration vs Time Plots Overlaid by Cohort and Treatment Period (PK Population) (Linear and Semi-log) (N = 8 per cohort)

Following a single IV dose of 100 mg in ESRD subjects and healthy subjects, plasma omadacycline concentration time profiles declined in a biphasic manner.  The mean plasma omadacycline concentration time profiles were visually superimposable in the ESRD subjects (Period 1 and 2) and healthy control subjects. The profiles indicate that omadacycline exposure was similar between the subjects with ESRD (dosed after or prior to hemodialysis) and matched healthy control subjects.  During dialysis in ESRD subjects, the mean percentage of the omadacycline cleared by hemodialysis compared to the total clearance of omadacycline was 47.8%. However, due to its low total systemic clearance (10.1 to 10.6 L/h) and large volume of distribution (194 to 214 L), the actual percent of the omadacycline dose in the dialysate during dialysis was only 7.89% (7.89 mg).  The results indicate that renal impairment did not have an impact on the overall extent of exposure (AUC0-last and AUC0-inf) and total clearance, or CL, and a relatively small effect on the Cmax comparison.

Study Safety Results. Overall, 5 of 16 subjects (31.3%) experienced a total of 8 TEAEs during the study.  The TEAEs included upper respiratory infection (2), viral upper respiration infection, dizziness, headache, infusion site erythema, bronchospasm, and rash papular. One additional subject had an AE of injection site hematoma that was not treatment emergent.  The bronchospasm and one of the upper respiratory infections were moderate in severity, all others were mild in severity.  Only the dizziness and rash were considered related to the study drug.  There were no Serious Adverse Events, or SAEs, or deaths reported.  No subjects withdrew from the study due to an AE.

Study Conclusions. The results indicate that renal impairment did not have an effect on the overall extent of exposure (AUC0-last and AUC0-inf) nor on its CL Vd or t1/2. The effect on Cmax was considered small and not clinically relevant.  The mean t1/2 following IV administration of 100 mg of omadacycline ranged from 17.1 to 18.9 hours across the cohorts and periods.  The mean CL ranged from 10.1 to 10.6 L/h.  Despite 27% of dose being eliminated in urine of healthy subjects, a similar overall CL was observed between ESRD subjects and healthy subjects.  Hemodialysis had little to no effect on exposure.  No dose adjustment is required for ESRD subjects relative to healthy subjects.  No dose adjustment is required for ESRD subjects on days receiving hemodialysis.  Single, IV injections of 100 mg omadacycline were safe and well tolerated in normal healthy volunteers and in ESRD subjects.

Phase 1 Clinical Study Multiple Dose Administration of Oral Tablets of Omadacycline (MDPO):

Study Design. The primary objective of the study was to assess and compare the pharmacokinetics of 300, 450, and 600 mg doses of oral omadacycline administered daily over five days.  The secondary objective of the study was to evaluate the safety and tolerability of multiple doses of omadacycline in healthy adult subjects.  This was a Phase 1, randomized, double-blind, 3-period, crossover study in healthy adult subjects. The study consisted of a screening period (Day ⎼21 through Day ⎼2), 3 baseline periods (Day ⎼1 of each period), 3 treatment periods (Day 1 through Day 6 of each period), and a study completion visit (within six to 10 days after the last dose of study drug in Period 3). There was a washout of at least 5 days between the last dose in 1 period and the first dose in the next period.  On Day 1 through Day 5 of each period, subjects received, after a fast of 6 hours, one of the following treatments according to the randomization schedule:  A. 300 mg omadacycline (2 × 150 mg tablets) or placebo for 300 mg omadacycline (2 × placebo tablets); B. 450 mg omadacycline (3 × 150 mg tablets) or placebo for 450 mg omadacycline (3 × placebo tablets); C. 600 mg omadacycline (4 × 150 mg tablets) or placebo for 600 mg omadacycline (4 × placebo tablets).

Study PK Results. A total of 30 subjects were planned, and 33 subjects were enrolled in the study. In total, 28 subjects (84.8%) completed the study and 5 subjects (15.2%) discontinued from the study.  All 33 subjects (100.0%) were included in the safety population, of which, 25 omadacycline treated subjects (96.2%) were included in the PK population.  Mean (+ SD) plasma concentrations of omadacycline versus time by dose group for Day 1 and Day 5 are presented in Figures F-3 and F-4, respectively.

Figure F-3 Mean (+ SD) Plasma Concentrations of Omadacycline Versus Time by Dose Group ‑ Day 1 (Pharmacokinetic Population)

Abbreviations = PK, pharmacokinetic; SD = standard deviation

Treatment A: 300 mg omadacycline (2 × 150-mg tablets)

Treatment B: 450 mg omadacycline (3 × 150-mg tablets)

Treatment C: 600 mg omadacycline (4 × 150-mg tablets)

Figure F-4 Mean (+ SD) Plasma Concentrations of Omadacycline Versus Time by Dose Group ‑ Day 5 (Pharmacokinetic Population)

Abbreviations: PK = pharmacokinetic; SD = standard deviation

Treatment A: 300 mg omadacycline (2 × 150-mg tablets); Treatment B: 450 mg omadacycline (3 × 150-mg tablets); Treatment C: 600 mg omadacycline (4 × 150-mg tablets)

Study Safety Results. TEAEs were reported by 10 of 26 (38.5%) omadacycline-treated subjects and 2 of 7 (28.6%) placebo-treated subjects. The TEAEs were mild in 7 of 10 omadacycline treated subjects and 1 of 2 placebo-treated subjects. The remaining subjects with TEAEs had at least 1 moderate TEAE; there were no severe TEAEs reported. Three omadacycline-treated subjects (11.5%) and 1 placebo-treated subject (14.3%) discontinued from the study due to TEAEs.  There were no clinically meaningful changes over time or differences between groups in hematology or urinalysis parameters. Serum chemistry results were notable only for a small dose-dependent increase in median ALT values. Between baseline and Day 5 of each omadacycline dosing period, the median change in ALT was ⎼2.0 IU/L for 300 mg, +5.0 IU/L for 450 mg, and +19.5 IU/L for 600 mg. The corresponding changes for the placebo groups ranged from ⎼5.0 to ⎼1.0 IU/L. There were no clinically meaningful changes in median AST, bilirubin, alkaline phosphatase, or other chemistry parameters.

Study Conclusions. Omadacycline exposure increased with increases in once-daily oral dosing from 300 mg to 600 mg. Across this dose range, the increase in omadacycline exposure (based on AUC) on Day 5 was approximately 88% of that predicted if exposure were perfectly dose proportional. Statistical analyses showed that both AUC and Cmax exhibited less than dose proportional increases over this dose range.  Based on AUC, omadacycline total exposure on Day 5 was approximately 1.4- to 1.6-fold the total exposure observed on Day 1.  Single oral doses of 300, 450, and 600 mg omadacycline were generally well tolerated by healthy adult subjects in the current study.  There were no deaths, SAEs or severe TEAEs reported. Four subjects discontinued from the study due to TEAEs: 1 subject in each of the 3 omadacycline dose groups and 1 subject in the placebo group.  There were no clinically significant findings in vital sign measurements, physical examination findings, and 12-lead ECG results for this study.  Laboratory analyses identified a small median increase in ALT values, particularly for the omadacycline 600 mg group. Three subjects had out-of-range serum chemistry values (ALT, AST, amylase, and/or lipase) that were considered clinically significant and reported as TEAEs during the study.

Phase 1 Clinical Study Multiple Dose Administration of IV omadacycline Lung Concentration Study (BAL):

Study Design. The objectives of the study were to determine concentrations of omadacycline in pulmonary epithelial lining fluid, or ELF, and alveolar macrophages, or AM, define time course of pulmonary distribution relative to plasma PK, and determine PK of omadacycline in pulmonary and plasma compartments compared to tigecycline.  62 subjects were randomized in this open-label study to multiple IV doses (four days) of omadacycline (100 mg IV at 0, 12, 24, 48, and 72 hours) or tigecycline (100 mg IV, then 50 mg IV at 12, 24, 36, 48, 60, and 72 hours).  After the last dose, bronchoscopy with BAL was performed at 1 of 7 time points (n=6 per time point) for omadacycline or at 1 of 4 time points (n=5 per time point) for tigecycline.

Study PK Results. 42 subjects received omadacycline (69% male, median age 36 y, median BMI 27 kg/m2). Of these 42 subjects, six subjects had BAL at each of the 7 time points. One subject had a BAL sampling error and was not included in BAL analyses. Mean (± SD) plasma pharmacokinetic parameters after the fifth omadacycline dose included maximum concentration of 2.12 ± 0.68 µg/mL, volume of distribution of 190 ± 53 L, clearance of 8.79 ± 2.21 L/h, and elimination half-life of 16.0 ± 3.5 h. Mean (± SD) omadacycline concentrations (µg/mL) at time of bronchoscopy and BAL were:

Sampling Time	Plasma	ELF	AM
0.5 h	1.80 ± 0.13	1.73 ± 1.01	14.26 ± 9.30
1 h	0.89 ± 0.19	2.25 ± 0.72	12.80 ± 8.48
2 h	0.93 ± 0.33	1.51 ± 0.94	10.77 ± 7.59
4 h	0.54 ± 0.12	0.95 ± 0.33	17.99 ± 7.17
8 h	0.56 ± 0.12	0.58 ± 0.19	12.27 ± 4.70
12 h	0.42 ± 0.07	0.61 ± 0.29	12.29 ± 4.61
24 h	0.27 ± 0.05	0.41 ± 0.13	11.06 ± 3.72

 Figure F-5 depicts the mean concentration time curves for the Alveolar Cell, ELF, and plasma.

Figure F-5 Mean (± SD) Concentrations of Omadacycline versus Time (PK Population) for Plasma, ELF, and AM

Penetration ratios based on AUC0-24 values of mean and median ELF and plasma concentrations were 1.47 and 1.42, respectively, whereas ratios of AM to plasma concentrations were 25.8 and 24.8, respectively.

Study Safety Results. TEAEs were reported in 29% of omadacycline subjects. The most common TEAE in omadacycline subjects was headache (12%). No severe or serious TEAEs and no discontinuations due to TEAEs were reported in omadacycline subjects. There were no clinically significant changes in vital signs, laboratory or ECG parameters. Omadacycline demonstrated a favorable tolerability profile for gastrointestinal, or GI, events such as nausea and vomiting compared to tigecycline.

Study Conclusions - The in vitro activity against common typical and atypical pathogens and the sustained ELF and AM concentrations for 24 hours suggest that omadacycline has the potential to be a useful antibacterial agent for the treatment of lower respiratory tract bacterial infections caused by susceptible pathogens.

Phase 1 Clinical Study to Evaluate the Safety and Pharmacokinetics of Omadacycline in Female Adults with Cystitis (uUTI):

Study Design. The primary objectives were to evaluate the urine and plasma concentrations of omadacycline, or OMC.  The secondary objectives were to evaluate the safety and efficacy of omadacycline in female adults with cystitis.  This study was a randomized (1:1:1), open-label, parallel-designed Phase 1b study evaluating three dosing regimens of omadacycline in the treatment of female adults with cystitis. Following a Screening period of up to 48 hours, eligible subjects were randomly assigned to 1 of 3 groups and received dosing regimens of omadacycline.  Dosing was as follows:

Dose Time	Study Day	Group 1 OMC IV Load, Oral Daily	Group 2 OMC Oral Load, Oral Daily	Group 3 OMC High oral Load, High oral Daily
t = 0 h	1	200 mg iv	300 mg po	450 mg po
t = 12 h	1	—	300 mg po	450 mg po
t = 24 h	2	300 mg po	300 mg po	450 mg po
t = 48 h	3	300 mg po	300 mg po	450 mg po
t = 72 h	4	300 mg po	300 mg po	450 mg po
t = 96 h	5	300 mg po	300 mg po	450 mg po

Study Results. Overall, 31 subjects (11 in Group 1 and 10 in each of Groups 2 and 3) were randomized and received the study drug at three study sites. All but one subject completed the intended five days of study treatment (1 subject in Group 1 withdrew consent). Subjects were females and they ranged in age from 19 to 75 years (mean 42 years overall).  Plasma PK results on Day 1 showed the highest omadacycline exposure following the 200-mg IV dose in Group 1 (geometric mean AUC0-24 15557 h*ng/mL). The Day 1 geometric mean AUC0-12 value for Group 2 was 6152 h*ng/mL (following the first 300 mg po dose) and, for Group 3, the value was 6686 h*ng/mL (following the first 450 mg po dose). By Day 5 the geometric mean AUC0-24 values for Groups 1 and 2 were 9555 h*ng/mL and 12375 h*ng/mL, respectively following 300 mg po doses, and for Group 3 the value was 18693 h*ng/mL following the 450 mg po dose.  At steady state (Day 5), the geometric mean cumulative amount of drug excreted in urine from time t0 to t24 (Ae0-24) values for Groups 1, 2, and 3 were 21.72 mg, 31.46 mg, and 43.60 mg, respectively. Relative to the absorbed amount of omadacycline, this corresponds to geometric mean fraction of the dose excreted unchanged in urine from 0 to 24 hours after dosing (Fe0-24) for Groups 1, 2, and 3 on Day 5 of 20.7%, 30.0%, and 27.7%, respectively. The highest mean omadacycline urine concentration value (65360 ng/mL [65.4 µg/mL]) was observed in Group 1 over 0 to 4 hours after the 200 mg IV dose on Day 1. The mean values across all other intervals/Groups ranged from 11699 to 48117 ng/mL (ie, 11.7 to 48.1 µg/mL).  The most common TEAEs in all groups were gastrointestinal, most notably nausea (60% to 73% per group) and vomiting (20% to 40% per group), all of which were of mild or moderate intensity. No subjects in the study discontinued study treatment because of these TEAEs. No subjects in this study experienced severe TEAEs or SAEs, leading to premature discontinuation of the study drug.

Figure F-6 Mean (± SD) Plasma  Concentrations  of  Omadacycline Three  Dose  Levels  on  Days  1 (Left Panel) and 5 (Right Panel)

Figure F-7 Mean  (± SD)  Urine Concentrations of Omadacycline Three Dose Levels on Days 1 (Left Panel) and 5 (Right Panel)

Study Conclusions. Omadacycline is partially excreted in urine in adult female subjects with cystitis. With the treatment regimens studied, observed urine concentrations of omadacycline compared favorably with minimum inhibitory concentration values for common UTI pathogens, and a high percentage of subjects achieved clinical success and favorable microbiological response. There was a higher than expected incidence of GI, TEAEs (particularly nausea and vomiting), which contrasts with the notably lower rates of nausea and vomiting observed in other clinical studies using comparable dosing regimens. Omadacycline may be a useful treatment for certain UTIs and warrants evaluation in larger controlled studies, with continued close monitoring of GI tolerability.

We believe that the results of the recently and previously completed Phase 1 clinical studies appeared to show that omadacycline:

•

was well tolerated, without significant complaints of nausea or vomiting in subjects treated with the commercial ready IV or oral formulations being used in Phase 3 clinical studies at the planned therapeutic dose;

•	was bioequivalent in both oral and IV formulations;
•	was without induction or inhibition of cytochrome proteins enzymes;
•	had PK properties sufficient to support once-daily dosing regimens;

•	had minimal variations in bioavailability among men and women and patients at varying weights and sizes, supporting fixed dose oral and IV formulations;
•	would not require dosage adjustment in patients with hepatic or renal impairment;
•

has reduced oral bioavailability by food if tablets are taken too close after a meal or if a meal is eaten too soon after taking a tablet (currently requiring oral dosing six hours after a meal and no food for two hours after oral dosing to minimize any potential PK interference by food);

•	was excreted as active drug (unchanged parent compound without any metabolites) with sufficient concentrations in urine to contemplate development for UTI.
•	was associated with asymptomatic increases in heart rate in healthy volunteer subjects; but mean heart rate increases were small in the completed Phase 3 ABSSSI study in patients. Refer to Figure F-1.
•	did not affect the QTc interval as demonstrated in a thorough QTc study;
•

was associated with mild reversible increases in alanine aminotransferase, a liver enzyme, at doses above the therapeutic doses used in Phase 2 and Phase 3 cSSSI non-registration clinical studies and in the Phase 3 ABSSSI and CABP registration clinical studies; and

•	achieves lung and pulmonary macrophage concentration levels in humans in excess of plasma concentrations, strengthening the rationale for the potential use in CABP

From our End-of-Phase 2 meeting with the FDA regarding omadacycline, the FDA stated that our anticipated preclinical package for this product candidate could be acceptable to support the submission and review of an NDA. We have initiated the normal pre-NDA activities to confirm with the FDA the completeness of our preclinical, clinical, and CMC package to be included in the NDA submission. Based on preliminary discussions with the FDA, we believe that as a result of the implementation of new pregnancy labeling guidelines at the FDA, additional preclinical studies may need to be conducted to ensure complete data is available for the pregnancy section of label. We also intend to initiate a pediatric PK study following the submission of the omadacycline NDA in order to meet Pediatric Research Equity Act, or PREA, requirements. On February 16, 2016 we reached agreement with the FDA on the terms of the pediatric program associated with PREA. FDA has granted Paratek a waiver from conducting studies with omadacycline in children less than 8 years old and a deferral in conducting studies in children 8 years and older until safety and efficacy is established in adults.

Preclinical Studies

We have conducted preclinical studies to assess the safety of omadacycline, including 13-week IV and oral studies in rats and monkeys to assess for efficacy in animal models of bacterial infections. In vitro and in vivo testing indicated the potential clinical utility of omadacycline in ABSSSI, CABP and UTI. The following table in the Microbiology sections shows the in vitro activity of omadacycline against a broad range of bacterial pathogens found in ABSSSI, CABP and UTI, as assessed in independent laboratories using bacteria isolated from clinical specimens.

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

Pharmacodynamic Characteristics Supporting Omadacycline Clinical Development in CABP

The microbiologic attributes of omadacycline, its effectiveness in non-neutropenic animal infection models, and its human pharmacokinetics suggest that omadacycline will be efficacious in CABP. Omadacycline has demonstrated in vitro activity against the most common bacterial pathogen, Streptococcus pneumoniae (MIC90=0.06 to 0.12 µg/ml) and against H. influenzae (MIC90= 1.0 µg/ml) and Legionella pneumophila (MIC90= 0.25 µg/ml). Based on pharmacodynamics modeling using animal infection models, and taking into consideration an intact immune system, the projected efficacious plasma area under the curve, or AUC, to be attained in pneumonia would be between 0.5 and 1.1 µg*hr/ml. This would correspond to an AUC/MIC ratio between 4.3-8.9. In humans, omadacycline has been shown to have a steady-state plasma AUC of approximately 10 µg*hr/ml.  Utilizing a MIC90 of 0.125 µg/ml for S. pneumoniae (the principle pathogen in CABP), the calculated AUC/MIC ratio is approximately 80 —well above the expected

AUC required for projected clinical efficacy based upon these animal models. Other factors may also contribute to efficacy, including low protein binding (< 20% in humans) and high lung tissue concentrations (in rats, omadacycline concentrations are 5.8 times greater than plasma concentrations).  Finally, the BAL ELF levels in humans further amplified the projected exposure of omadacycline in human lung.

The microbiologic and pharmacokinetic attributes of omadacycline also compare favorably to tigecycline, which was approved for the treatment of moderate to severe CABP (IV-only) with robust clinical efficacy in two pivotal Phase 3 registration CABP studies. Whereas the activity of omadacycline against S. pneumoniae is similar (0.06-0.125 µg/ml compared to 0.06 for tigecycline), the human plasma AUC (approximately 4.7 µg*hr/ml for tigecycline versus approximately 10 µg*hr/ml for omadacycline) and human protein binding (>80% for tigecycline and <20% for omadacycline) suggests greater free drug concentrations of omadacycline in human plasma. Human lung concentration ratios above plasma for tigecycline are approximately similar to the human lung concentration ratios above plasma of omadacycline. These data, in totality, suggest that the pharmacodynamics characteristics of omadacycline compare favorably to tigecycline and support the clinical development of omadacycline in CABP.

In Vitro Microbiology Studies

In the tables below, the column labeled “Number of Isolates” indicates the number of patients from whom an isolate of the organism was obtained. MIC90 indicates the concentration of drug that inhibits 90% of the pathogens in vitro, while MIC50 indicates the concentration of drug that inhibits 50% of the pathogens in vitro.

Class	Organism	Number of Isolates	MIC50 (µg / mL)	MIC90 (µg / mL)
Gram-positive pathogens[a]	Staphylococcus aureus (MSSA)	1206	0.12	0.12
	Staphylococcus aureus (MRSA)	942	0.12	0.12
	Coagulase-negative staphylococci	320	0.12	0.50
	Enterococcus faecalis (VSE)(1)	607	0.06	0.12
	Enterococcus faecalis (VRE)(2)	29	0.06	0.12
	Enterococcus faecium (VSE)	74	0.06	0.12
	Enterococcus faecium (VRE)	167	0.06	0.25
	Streptococcus pneumoniae	1012	0.06	0.12
	Streptococcus pneumoniae (PRSP)(3)	86	0.06	0.12
	Streptococcus pyogenes	286	0.06	0.06
	Streptococcus agalactiae	261	0.12	0.12
Gram-negative pathogens[b]	Haemophilus influenzae	2000	1.00	1.00
	Moraxella catarrhalis	639	0.12	0.12
	Escherichia coli	4348	0.50	2.00
	Klebsiella pneumoniae	675	2.00	8.00
	Acinetobacter baumannii	165	2.00	4.00
Anaerobic pathogens[c]	Bacteroides fragilis	21	0.50	4.00
	Clostridium perfringens	22	4.00	16.00
Atypical pathogens[d]	Legionella pneumophila[d]	90	0.25	0.25
	Mycoplasma pneumoniae[e]	20	0.125	0.25

(1)      Vancomycin-sensitive enterococcus, or VSE

(2)      Vancomycin-resistant enterococcus, or VRE

(3)      Penicillin-resistant S. pneumonia, or PRSP

a         Jones et al. Surveillance 2015.  Data on file.

b         Jones et al. Surveillance 2011.  Data on file

c         Micromyx report (Anaerobic Bacterial Pathogens) 2016.

d         DuBois, J. et al. 2016. In vitro Bacterial and Intracellular Activity of Omadacycline Against Legionella pneumophila. 26th ECCMID. Poster P1323

e         Waites, K. In Vitro Activities of Paratek Investigational Compound Omadacycline (PTK 0796) and Other Antimicrobial Agents Against Human Mycoplasmas. 2016

The tables below compare the in vitro activity of omadacycline and various antibiotics for ABSSSI, CABP and UTI pathogens against various strains of bacteria, including those resistant to current antibiotics.

Key Pathogens—ABSSSI

	MIC90 (µg/ml)
Organism (Number of Isolates)	Omadacycline	Ceftriaxone		Linezolid	Levofloxacin	Vancomycin	TMP- SMX(1)	Azithromycin
Staphylococcus aureus (MRSA) (942)	0.12	>8	(2)	1	>4	1	≤0.5	N/A
Staphylococcus aureus (MSSA) (1206)	0.12	4		1	4	1	≤0.5	N/A
Streptococcus pyogenes (286)	0.06	≤0.03		1	1	0.25	N/A	N/A

(1)	Trimethroprim-sulfamethoxazole.
(2)	“>” indicates the highest concentration tested.

“N/A” indicates that the antibiotic was not tested against this organism and/or has no useful therapeutic activity

Key Anaerobe Pathogens—ABSSSI

	MIC90 (µg/ml)
Organism (Number of Isolates)	Omadacycline	Cefotaxime	Metronidazole		Clindamycin	Amox- Clav
Anaerobic gram-positive cocci (101)	0.5	16	>64	(1)	8	16

(1)	“>” indicates the highest concentration tested.

Key Typical Pathogens—CABP

	MIC90 (µg/ml)
Organism (Number of Isolates)	Omadacycline	Ceftriaxone		Linezolid	Levofloxacin		Vancomycin	Amox- Clav		Azithromycin
Staphylococcus aureus (MRSA) (942)	0.12	>8	(1)	1	>4	(1)	1	N/A		N/A
Streptococcus pneumoniae, PRSP (86)	0.12	2		1	1		0.25	>4	(1)	N/A
Haemophilus influenzae (2000)	1	≤0.06		N/A	≤0.12		N/A	2		2
Moraxella catarrhalis (639)	0.12	0.5		8	≤0.12		N/A	≤1		≤0.03

(1)	“>” indicates the highest concentration tested.

“N/A” indicates that the antibiotic was not tested against this organism and/or has no useful therapeutic activity

Key Atypical Pathogens—CABP

	MIC90 (µg/ml)
Organism (Number of Isolates)	Omadacycline	Ceftriaxone	Linezolid	Moxifloxacin		Vancomycin	Amox- Clav	Azithromycin
Legionella pneumophila (90)	0.25	N/A	N/A	0.016	(1)	N/A	N/A	0.5

“N/A” indicates that the antibiotic was not tested against this organism and/or has no useful therapeutic activity.

(1)	DuBois, J. et al. 2016. In vitro Bacterial and Intracellular Activity of Omadacycline Against Legionella pneumophila. 26th ECCMID. Poster P1323

 Key Pathogens—UTI

	MIC90 (µg/ml)
Organism (Number of Isolates)	Omadacycline	Ceftriaxone		Linezolid	Levofloxacin	Vancomycin	Amox- clav
Escherichia coli ESBL pos. (1152)	2	>8		N/A	>4	N/A	>8
Staphylococcus aureus (MRSA) (942)	0.12	>8	(2)	1	>4	1	N/A
CoNS, MR (843)(1)	1	>8		1	>4	2	>8
Enterococcus species (897)	0.12	N/A		1	>4	>16	N/A

(1)	CoNS, MR: Coagulase-negative Staphylococcus species (not Staphylococcus aureus), methicillin resistant.
(2)	“>” indicates the highest concentration tested.

“N/A” indicates that the antibiotic was not tested against this organism and/or has no useful therapeutic activity.

In a U.S. Medacorp survey issued in 2013, 97.1% of the 103 surveyed physicians believed that their patients with a resistant E.coli could benefit from a new well tolerated bioequivalent IV/oral antibiotic. Furthermore, surveyed physicians suspected high levels of multi-drug resistant E-coli, or MDR-E, resistant to oral antibiotics in community UTIs. Almost half of the physicians surveyed suspected a MDR-E in 10-20% of community UTIs and 12% suspect MDR-E in greater than 20% of community UTIs. The U.S. Medacorp survey confirmed MDR-E resistant to oral antibiotics in the treatment of community UTIs is high, with 19% resistance to trimethoprim/sulfamethoxazole, 16% to beta-lactams (ESBL +ve) only, 18% to quinolones only, 14% to at least two of the three traditional classes, and 10% resistant to all three classes of antibiotic.

Omadacycline may provide a potential treatment option in patients with MDR-E. Further clinical trial investigation is planned given omadacycline’s renal clearance >40% with parent compound and potentially well-tolerated once-daily IV/oral profile.

Ongoing Studies

Phase 3 Oral-Only ABSSSI Study

The Phase 3 clinical trial of omadacycline for the treatment of ABSSSI is designed to be a randomized, controlled and double-blinded multi-center study targeting the enrollment of approximately 700 patients in the United States, in which we will compare oral omadacycline to oral linezolid. The clinical trial design contemplates two days of 450mg once daily of omadacycline, followed by one 300 mg orally of omadacycline every 24 hours on subsequent days, compared to one 600 mg oral dose of linezolid every 12 hours. All subjects may be treated for up to 14 days. All medications will follow a double-blinded and double-dummy blinding design.

The primary endpoint for this clinical trial is non-inferiority of omadacycline compared to linezolid in the mITT population using a 10% non-inferiority margin. The mITT population refers to all randomized subjects without a potentially causative gram-negative causative pathogen at baseline. The primary endpoint for FDA purposes in this clinical trial will be ECR, which, according to the most recent FDA guidance issued in October 2013, refers to a greater than or equal to 20% reduction in lesion size compared to baseline assessed at 48 to 72 hours after initiation of treatment. For European Medicines Agency, or EMA, purposes, the primary endpoint will be clinical response at TOC, determined 16 to 20 days after the initial dose. Secondary endpoints include microbiological response and safety. In addition, drug levels in plasma will be assessed in a subset of the patients enrolled in the clinical trial. Major skin infection subclasses that will be allowed in the study include cellulitis, wound and major abscesses, all with a minimum infection lesion total surface area of contiguous involvement of greater than or equal to 75 square centimeters, or cm. The proportion of patients enrolled with major abscesses will not exceed 30% of the total enrolled population. Patients who have previously taken effective long half-life (24 hours or greater) antibiotics for the treatment of an infection within 72 hours of receiving the first dose of study medication will be excluded from enrollment.

Clinically Completed Phase 3 CABP Study

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

Sarecycline

Sarecycline is a novel, next-generation tetracycline that we designed specifically for dermatological use. We exclusively licensed the U.S. rights to sarecycline for the treatment of acne to Allergan, who funds all U.S. development costs for this program. In exchange for license rights, we earn milestone payments upon the achievement of development and regulatory progress, of which a $4.0 million payment for the initiation of the Phase 3 acne vulgaris clinical studies in December 2014, and was received in January 2015, with $17.0 million remaining to be achieved, and a royalty on eventual net sales, if any. The next milestone is $5.0 million upon NDA submission. Allergan has recently reported that they expect top-line data from the Phase 3 studies in the first half of 2017.  We retain development and commercialization rights outside of the United States, which are available for licensing to other partners in key international markets, such as the European Union, Japan, the rest of Asia, Canada, and Latin America. Allergan completed a Phase 2 clinical trial in early 2013 of sarecycline for the treatment of acne, the results of which were presented at an Allergan investor day conference in February 2015. In addition, we granted Allergan an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States, which converted to a non-exclusive license in December 2014 after Allergan did not exercise its development option with respect to rosacea. There are currently no clinical trials in rosacea underway.

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

We exclusively licensed U.S. rights to Allergan to develop and commercialize sarecycline for the treatment of acne. In addition, we granted Allergan an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States, which converted to a non-exclusive license in December 2014 after Allergan did not exercise its development option with respect to rosacea. There are currently no clinical trials in rosacea under way. We retain development and commercialization rights to sarecycline in all other regions of the globe. We plan to leverage the existing development and commercialization infrastructure of one or more potential partners to advance sarecycline through registration and commercialization outside of the U.S.

Competition

Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. We believe that our product candidates offer key potential advantages over competitive products that could enable our product candidates, if approved, to capture meaningful market share from our competitors.

If approved by the FDA, omadacycline will compete with other antibiotics in the serious bacterial skin infection market. These include, but are not limited to, vancomycin, marketed as a generic by Abbott Laboratories and others; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; daptomycin, marketed as Cubicin by Merck Pharmaceuticals, Inc. and available as a generic; dalbavancin, approved in May 2014 and marketed as Dalvance by Allergan; tedizolid, marketed as Sivextro by Merck Pharmaceuticals, Inc.; oritavancin, approved in August 2014 and marketed as Orbactiv by The Medicines Company; quinupristin/dalfopristin, marketed as Synercid by Pfizer, Inc.; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; telavancin, marketed as Vibativ by Theravance, Inc.; ceftaroline, marketed as Teflaro by Allergan; and generic trimethoprim/sulfamethoxazole and clindamycin.

Further, we expect that product candidates currently in review with the FDA, or in Phase 3 clinical development, or that could enter Phase 3 clinical development in the near future, may represent significant competition if approved. These include, but are not limited to, delafloxacin, submitted for FDA review in October 2016 by Melinta Therapeutics; CG-400549, under development by Crystal Genomics; GSK2140944, under development by GSK; nemonoxacin, under development by TaiGen Biotechnology; avarofloxacin, under development by Allergan; brilacidin, under development by Cellceutix; and radezolid, under development by Melinta Therapeutics

If approved by the FDA, omadacycline will also compete with other antibiotics in the community-acquired pneumonia market. These include azithromycin, marketed as Zithromax and Z-PAK by Pfizer Inc. and available as a generic; clarithromycin, marketed as Biaxin by Abbott Laboratories and available as a generic; moxifloxacin, marketed as Avelox by Bayer AG and available as a generic; levofloxacin, marketed as Levaquin by Johnson & Johnson and available as a generic; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; ceftriaxone, marketed as Rocephin by F. Hoffman-La Roche Ltd and available as a generic; and ceftaroline, marketed as Teflaro by Allergan. We are also aware of various drugs that are or may eventually be under development for the treatment of CABP, delafloxacin and radezolid, under development by Melinta Therapeutics; solithromycin, under development by Cempra, Inc.; GSK2140944, under development by GSK; lefamulin, under development by NabrivaTherapeutics; nemanoxacin, under development by TaiGen Biotechnology; and avarofloxacin, under development by Allergan.

A number of competitors exist in the UTI indication. Generic potential competitors include levofloxacin, ciprofloxacin, trimethoprim/sulfamethoxazole, ceftriaxone and amoxicillin/clavulanic acid. Several branded and generic injectable-only antibiotics are also used in hospitals, including imipenem/cilastatin, piperacillin/tazobactam and gentamicin brands. A limited number of companies are developing new oral antibiotics for the treatment of UTI infections, including eravacycline by Tetraphase Pharmaceuticals and finafloxacin by MerLion Pharmaceuticals and sulopenem by Iterum Therapeutics.

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

Manufacturing

We do not own or operate current Good Manufacturing Practices, or cGMP, manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We generally develop the initial synthesis routes for our compounds and partner with third-party manufacturers to scale-up and develop these processes, analytical methods and formulations. Our product candidates have to date been organic compounds of low molecular weight, commonly referred to as small molecules. They are manufactured in synthetic processes from starting materials that have to date been generally available. We currently rely on a small number of third-party contract manufacturers for all of our required raw materials, drug substance and finished product for our preclinical research and clinical trials. We have entered into agreements with third-party contract manufacturers for the commercial production of those product candidates to ensure that commercial supply is available should those product candidates be approved.

For omadacycline, the manufacturing process has been refined to commercial scale. The active pharmaceutical ingredient manufacturing process is an efficient three-step synthesis followed by purification and salt formation.  The starting material is minocycline, which is a well characterized generic active ingredient. We have produced stable IV and oral drug product formulations. Clinical production of omadacycline has yielded room temperature stability through at least three years. In 2016 we completed three registration batches each for the IV and oral formulations of omadacycline, which have subsequently been put on stability testing.  We have entered into commercial supply agreements with qualified commercial manufacturers that also provided omadacycline for phase 3 clinical use, and we intend to use these manufacturers to complete process validation in support of potential market authorization filing, approval and launch.

CIPAN

In November 2016, we entered into a manufacturing and services agreement with CIPAN – Companhia Industrial Produtora de Antibióticos, or CIPAN. The agreement provides the terms and conditions under which CIPAN will manufacture and supply to us increased quantities of minocycline starting material and crude omadacycline, or the CIPAN Products, for purification into omadacycline and, subsequently, for use in our products that contain omadacycline as the active pharmaceutical ingredient. Under this agreement, we are obligated to pay a CIPAN Product price in the high three-digit U.S. Dollar range per kilogram for minocycline starting material and in the four-digit or five-digit U.S. Dollar range per kilogram for crude omadacycline, based on the annual volume of crude omadacycline that we order, subject to adjustments as set forth in the agreement. CIPAN will also perform certain services related to development, technology transfer and manufacturing of the CIPAN Products as provided in one or more statements of work, which shall set forth the fees payable by us to CIPAN for such services.

Our agreement with CIPAN will remain in effect for a fixed initial term, after which the agreement will continue, with respect to each CIPAN Product, for successive renewal terms unless either we or CIPAN have given written notice of termination within a certain period prior to the expiration of either the initial or then-current renewal term. The agreement may also be terminated under certain other circumstances, including by either party due to a material uncured breach by the other party or the other party’s insolvency.

Carbogen

In December 2016, we entered into an outsourcing agreement with CARBOGEN AMCIS AG, or Carbogen. The agreement provides for the terms and conditions under which Carbogen will manufacture and supply to us the active pharmaceutical ingredient for our omadacycline product in bulk quantities, or the Carbogen Product. Under this agreement, we are responsible for the cost and supply of crude omadacycline that Carbogen requires to manufacture the Carbogen Products and perform related services. We are obligated to initially pay Carbogen an amount in the low seven-digit U.S. Dollar range per batch of Carbogen Product that we order, depending on the size of the campaign, and the price may be adjusted in accordance with the terms of the agreement. We may also request that Carbogen perform certain services related to the Carbogen Product, for which we will pay reasonable compensation to Carbogen.

Our agreement with Carbogen will remain in effect for a fixed initial term and both parties are obligated to use diligent efforts to come to a subsequent long-term agreement to replace this agreement no later than the end of such initial term. If we have not executed a replacement agreement with Carbogen by such time, this agreement will automatically be extended for a fixed period of time. We may terminate this agreement by delivering notice of termination to Carbogen prior to the expiration of the initial or subsequent term. The agreement may also be terminated under certain other circumstances, including by either party due to a material uncured breach by the other party or the other party’s insolvency.

Almac

In December 2016, we entered into a manufacturing and services agreement with Almac Pharma Services Limited, or Almac. The agreement provides for the terms and conditions under which Almac will manufacture, package and supply to us omadacycline oral solid dosage tablets in bulk form, or the Almac Products. Under this agreement, we are required to use commercially reasonable efforts to timely provide Almac with the active pharmaceutical ingredient needed to manufacture the Almac Products and perform related services. We are obligated to pay a supply price in the five-digit range in Great Britain Pounds per batch of the Almac Products, subject to adjustments as provided in the agreement. We will also negotiate with Almac, as part of each individual scope of work, the reasonable costs for the services to be performed for us by Almac.

Our agreement with Almac will remain in effect for a fixed initial term, after which the agreement will continue for successive renewal terms unless either we or Almac have given written notice of termination within a certain period prior to the expiration of the initial or then-current renewal term. The agreement may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency.

Research and Development

We have and will continue to make substantial investments in research and development. Our research and development expenses totaled $83.5 million, $50.8 million and $5.0 million in 2016, 2015 and 2014, respectively.

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

As of December 31, 2016, our patent portfolio of owned or exclusively licensed patents and applications includes 61 issued U.S. patents, 32 pending U.S. patent applications and corresponding foreign national or regional counterpart patents or applications. We expect that the patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other government fees are paid, would expire between 2020 and 2037, excluding any additional terms from patent term adjustments or patent term extensions under the Hatch-Waxman Amendments.

Omadacycline

The patent portfolio for omadacycline is directed to cover compositions of matter, formulations, salts and polymorphs, manufacturing methods and methods of use. The patents and patent applications covering omadacycline include patents and patent applications owned by us. In some corresponding foreign patents and patent applications, omadacycline is covered along with other compounds in patents and patent applications that are owned jointly by us and Tufts University that are subject to a license agreement we have with Tufts University. The issued composition of matter patent in the United States (U.S. Patent No. 7,553,828), if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, is expected to expire in 2023. We believe that an additional term of potentially up to five years for one of our omadacycline patents may result from the patent term extension provision of the Hatch-Waxman Amendments of 1984. Omadacycline has received QIDP designation under the Generating Antibiotic Incentives Now Act, or the GAIN Act. This may provide up to an additional five years of market exclusivity layered with protection provided by the Hatch-Waxman Amendments, which enables exclusivity to 2028. We expect that the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire between 2021 and 2037, excluding any additional terms from patent term adjustments or patent term extensions under the Hatch-Waxman Amendments.

Sarecycline

The patent portfolio for our acne and rosacea program is directed to cover compositions of matter, methods of use, as well as salts and polymorphs of sarecycline. As of December 31, 2016, our patent portfolio includes issued U.S. Patent No. 8,318,706, or the ‘706 Patent, which covers composition of matter of sarecycline and issued U.S. Patent No. 8,513,223, or the ‘223 Patent, and corresponding foreign national or regional counterpart applications. The ‘706 Patent is expected to expire in 2031, and the ‘223 Patent is expected to expire in 2029, if the appropriate maintenance, renewal, annuity or other governmental fees are paid. We may also be entitled to an extension of the patent term for one of the patents covering sarecycline pursuant to the patent term extension provision of the Hatch-Waxman Amendments, as described in the section “U.S. Government Regulation – Patent Term Restoration and Marketing Exclusivity.”

Intermezzo

As of December 31, 2016, our patent portfolio of owned or exclusively licensed patents and applications includes four issued U.S. patents, two pending U.S. patent applications and corresponding foreign national or regional counterpart patents and applications which are directed to formulations and methods of use. The issued U.S. patents expire between 2025 and 2029.

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

Trademarks

We have registered trademarks and service marks for PARATEK and PARATEK & HEXAGON DESIGN, which we presently use or may use in connection with our pharmaceutical research and development as well as with our product candidates, in the United States, European Union, Japan, Korea, Taiwan, and Singapore, and pending applications in other international jurisdictions.  In addition, we have registered the trademark and service mark PARATEK POSITIVE PATIENT STORIES in the European Union, Japan, Korea, and Australia, and pending applications in the United States and other international jurisdictions, which we presently use or may use in connection with the research and development of pharmaceuticals, drugs and antibiotics and the test, evaluation research and development of antibiotics and other pharmaceutical products, respectively.  In connection with the ongoing development and advancement of our products and services in the United States and in various international jurisdictions, we routinely seek to create protection for our marks and enhance their value by pursuing trademarks and service marks where available and when appropriate.

Collaborations and License Agreements

Our commercial strategy is to partner with established pharmaceutical companies to develop and market products for the larger community markets, while retaining certain rights to products aimed at concentrated markets, such as hospital-based products, where we may seek to participate in development and commercialization.

Allergan plc

In July 2007, we and Warner Chilcott Company, Inc. (now part of Allergan), entered into a collaborative research and license agreement, or the Allergan Collaboration Agreement, under which we granted Allergan an exclusive license to research, develop and commercialize tetracycline products for use in the United States for the treatment of acne and rosacea. Since Allergan did not exercise its development option with respect to the treatment of rosacea prior to initiation of a Phase 3 trial for the product, the license grant to Allergan converted to a non-exclusive license for the treatment of rosacea as of December 2014. Under the terms of the Allergan Collaboration Agreement, we and Allergan are responsible for, and are obligated to use, commercially reasonable efforts to conduct specified development activities for the treatment of acne and, if requested by Allergan, we may conduct certain additional development activities to the extent we determine in good faith that we have the necessary resources available for such activities. Allergan has agreed to reimburse us for its costs and expenses, including third-party costs, incurred in conducting any such development activities.

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

We earned an upfront fee in the amount of $4.0 million upon the execution of the Allergan Collaboration Agreement, $1.0 million upon filing of an Investigational New Drug Application, or IND, in 2010, and $2.5 million upon initiation of Phase 2 trials in 2012. In December 2014, we also earned $4.0 million upon initiation of Phase 3 trials associated with the Allergan Collaboration Agreement. In addition, Allergan may be required to pay us an aggregate of approximately $17.0 million upon the achievement of specified future regulatory milestones, the next being $5.0 million upon acceptance by the FDA, of a NDA submission. Allergan is also obligated to pay us tiered royalties, ranging from the mid-single digits to the low double digits, based on net sales of tetracycline compounds developed under the Allergan Collaboration Agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term. Allergan’s obligation to pay us royalties for each tetracycline compound it commercializes under the Allergan Collaboration Agreement expires on the later of the expiration of the last to expire patent that covers the tetracycline compound in the United States and the date on which generic drugs that compete with the tetracycline compound reach a certain threshold market share in the United States.

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

Tufts University

In February 1997, we and Tufts University, or Tufts, entered into a license agreement under which we acquired an exclusive license to certain patent applications and other intellectual property of Tufts related to the drug resistance field to develop and commercialize products for the treatment or prevention of bacterial or microbial diseases or medical conditions in humans or animals or for agriculture. We subsequently entered into nine amendments to that agreement, or collectively the Tufts License Agreement, to include patent applications filed after the effective date of the original license agreement, to exclusively license additional technology from Tufts, to expand the field of the agreement to include disinfectant applications, and to change the royalty rate and percentage of sublicense income paid by us to Tufts under sublicense agreements with specified sublicensees. We are obligated under the Tufts License Agreement to provide Tufts with annual diligence reports and a business plan and to meet certain other diligence milestones. We have the right to grant sublicenses of the licensed rights to third parties, which will be subject to the prior approval of Tufts unless the proposed sublicensee meets a certain net worth or market capitalization threshold. We are primarily responsible for the preparation, filing, prosecution and maintenance of all patent applications and patents covering the intellectual property licensed under the Tufts License Agreement at our sole expense. We have the first right, but not the obligation, to enforce the licensed intellectual property against infringement by third parties.

We issued Tufts 1,024 shares of our common stock on the date of execution of the original license agreement, and we may be required to make certain payments of up to $0.3 million to Tufts upon the achievement by products developed under the agreement of specified development and regulatory approval milestones. We have already made a payment of $50,000 to Tufts for achieving the first milestone following commencement of the Phase 3 clinical trial for omadacycline. We are also obligated to pay Tufts a minimum royalty payment in the amount of $25,000 per year. In addition, we are obligated to pay Tufts royalties based on gross sales of products, as defined in the agreement, ranging in the low single digits depending on the applicable field of use for such product sale. If we enter into a sublicense under the Tufts License Agreement, based on the applicable field of use for such product, we will be obligated to pay Tufts a percentage, ranging from 10% to 14% (ten percent to fourteen percent) of that portion of any sublicense issue fees or maintenance fees received by us that are reasonably attributable to the sublicense of the rights granted to us under the Tufts License Agreement. and the lesser of a percentage, ranging from the low tens to the high twenties based on the applicable field of use for such product, of the royalty payments made to us by the sublicensee or the amount of royalty payments that would have been paid by us to Tufts if we had sold the products.

Unless terminated earlier, the Tufts License Agreement will expire at the same time as the last-to-expire patent in the patent rights licensed to us under the agreement and after any such expiration we will continue to have an exclusive, fully-paid-up license to such intellectual property licensed from Tufts. Tufts has the right to terminate the agreement upon 30 days’ notice should we fail to make a material payment under the Tufts License Agreement or commit a material breach of the agreement and not cure such failure or breach within such 30-day period, or if, after we have started to commercialize a product under the Tufts License Agreement, we cease to carry on its business for a period of 90 consecutive days. We have the right to terminate the Tufts License Agreement at any time upon 180 days’ notice. Tufts has the right to convert our exclusive license to a non-exclusive license if we do not commercialize a product licensed under the agreement within a specified time period.

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

In October 2014, we announced that our Board of Directors had approved a special dividend of, among other things, the right to receive, on a pro rata basis, 100% of any royalty income received by us pursuant to the Purdue Collaboration Agreement and 90% of any cash proceeds from a sale or disposition of Intermezzo, less fees and expenses incurred in connection with such activity, to the extent that either occurred prior to the second anniversary of the closing date of the Merger. On October 28, 2016, in satisfaction of our payment obligation of the proceeds of sale or disposition of the Intermezzo assets to the former Transcept stockholders under the Merger Agreement, we executed a royalty sharing agreement, or the Royalty Sharing Agreement, with the Special Committee of the Company’s Board of Directors, or the Special Committee, a committee established in connection with the Merger. Under the Royalty Sharing Agreement, we agreed to pay to the former Transcept stockholders fifty percent of all royalty income received by us pursuant to the Purdue Collaboration Agreement, net of all costs, fees and expenses incurred by the Company in connection with the Purdue Collaboration Agreement, related agreements, the Intermezzo product and the administration of the royalty income to the Transcept stockholders.

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

In September 2014, we and SNBL entered into a Termination Agreement and Release, or the SNBL Termination Agreement, pursuant to which, among other things, the SNBL License Agreement was terminated and we assigned all of our rights, interest and title to the TO-2070 license rights to SNBL in exchange for a portion of certain future net revenue received by SNBL as set forth in the SNBL Termination Agreement, up to an aggregate of $2.0 million.

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

In January 2012, we and Novartis entered into a letter agreement, or the Novartis Letter Agreement, in which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, the EMA, or any regulatory agency, but only to the extent that we have not previously granted such commercialization rights for omadacycline to another third party as of any such approval.

Under the Novartis Letter Agreement, we agreed to pay Novartis $2.9 million as reconciliation of development costs and expenses. In June 2014, we amended the Novartis Letter Agreement, as amended, and Novartis agreed to convert the full amount of development cost share plus any accrued interest into a 0.25% royalty, to be paid from net sales received by us in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $3.6 million for the year ended December 31, 2016 and 2015 included within “Other Long Term Liabilities” on our consolidated balance sheet. There are no other payment obligations to Novartis under the Novartis Agreement or the Novartis Letter Agreement.

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

U.S. Government Regulation

NDA Approval Processes

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or the FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulation require the expenditure of substantial time and financial resources. Failure to comply with the FDCA and other applicable U.S. requirements at any time during the product development process, approval process or after approval may subject us to a variety of administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•	refusal to approve pending applications;
•	withdrawal of an approval;
•	imposition of a clinical hold;
•	warning letters, untitled letters and similar communications;
•	product seizures or recalls;
•	total or partial suspension of production or distribution; or
•	injunctions, fines, restitution, disgorgement of profits or civil or criminal investigations and penalties brought by the FDA and the Department of Justice, or DOJ, or other governmental entities.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices or other applicable regulations;
•	submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use, conducted in accordance with current Good Clinical Practices, or cGCP, which are ethical and scientific quality standards and FDA requirements for conducting, recording and reporting clinical trials to assure that the rights, safety and well-being of trial participants are protected;

•	preparation and submission to the FDA of an NDA;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s safety, identity, strength, quality and purity; and

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

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with cGCP. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol and any amendments must be submitted to the FDA as part of the IND, and progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently in other situations, including the occurrence of serious adverse events. An IRB at each institution participating in the clinical trial must review and approve the protocol and any amendments before a clinical trial commences or continues at that institution, approve the information regarding the clinical trial and the informed consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and elimination. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with the target disease or condition.

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

Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

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

According to FDA guidance for industry on the SPA agreement process, a sponsor that meets the prerequisites may make a specific request for a special protocol assessment and provide information regarding the design and size of the proposed clinical trial. The FDA has a goal of evaluating the protocol within 45 days of the request to assess whether the proposed trial is adequate and that evaluation may result in discussions and a request for additional information. An SPA agreement request must be made before the proposed clinical trial begins, and all open issues must be resolved before the clinical trial begins. If an agreement is reached, it will be documented in writing and made part of the record. The agreement may not be changed by the sponsor or the FDA after the trial begins, except with the documented written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began. Also, if the sponsor makes any unilateral changes to the approved protocol, the agreement will be invalidated. An SPA agreement is intended to provide greater assurance that if the agreed upon clinical trial protocols are followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of NDA approval. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate, and final determinations of approvability will not be made until the FDA completes its review of the entire NDA.

The PREA requires a sponsor to conduct pediatric studies for most drugs and biologic, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, biologics license applications, or BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or the FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or submit a request for approval of a pediatric formulation. On February 16, 2016 we reached agreement with the FDA on the terms of the pediatric program associated with PREA.  The FDA has granted Paratek a waiver from conducting studies with omadacycline in children less than 8 years old and a deferral in conducting studies in children 8 years and older until safety and efficacy is established in adults.

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

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. The submission of an NDA is subject to the payment of user fees, but a waiver of such fees may be obtained under specified circumstances. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

Once the submission is accepted for filing, the FDA begins an in-depth review. NDAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of drugs that are not NMEs, the ten-month and six-month review periods run from the date that FDA receives the application.  The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured and tested. These pre-approval inspections cover all facilities associated with NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP. In addition, the FDA may require, as a condition of approval, Risk Evaluation and Mitigation Strategies, or REMS, restricted distribution and use, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials, restrictions on direct-to-consumer advertising or commitments to conduct additional research post-approval.

On the basis of the FDA’s evaluation of the NDA and accompanying information, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval and issue a complete response letter to indicate that the agency will not approve the NDA in its present form. The complete response letter usually describes all of the specific deficiencies in the NDA identified by the FDA. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

Expedited Review and Approval

The FDA has various programs, including Fast Track and priority review, which are intended to expedite or simplify the process for reviewing drugs. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious diseases and fill an unmet medical need. Priority review is designed to give drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists, an expedited review within six months as compared to a standard review time of ten months for a standard new molecular entity NDA. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track-designated drug and expedite review of the application for a drug designated for priority review.

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
•

The 21st Century Cures Act, signed into law in December 2016, established a new FDA limited population pathway for antimicrobial drugs that treat serious or life-threatening infections for which there are unmet medical needs.

Patent Term Restoration and Data Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years for a patent covering an approved product as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent and within applicable deadlines. The U.S. Patent and Trademark Office, or the USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restoration of patent term for omadacycline beyond its current composition of matter expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the omadacycline NDA.

Data exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of data exclusivity for an NDA, 505(b) (2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric Exclusivity

The Best Pharmaceuticals for Children Act provides for an additional six months of exclusivity, which is added on to patent and exclusivity periods in effect at the time the pediatric exclusivity aware is granted, if a sponsor conducts clinical trials in children in response to a written request from the FDA, or a Written Request. If the Written Request does not include studies in neonates, the FDA is required to include its rationale for not requesting those studies. The FDA may request studies on approved indications in separate Written Requests. The issuance of a Written Request does not require the sponsor to undertake the described studies. To date, we have not received any Written Requests.

Post-approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA and other authorities also strictly regulate the promotional claims that may be made about prescription products, and our product labeling, advertising, and promotion will be subject to continuing regulatory review. If approved, physicians nevertheless may prescribe our products to their patients in a manner that is inconsistent with the approved label or that is off-label. Positive clinical trial results for any approved products that are also subject to further review for additional indications increase the risk that the approved product may be used off-label. If we are found to have promoted off-label uses, we may be subject to significant liability, including sanctions, civil and criminal fines, and injunctions prohibiting us from engaging in specified promotional conduct.

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

Under European Union regulatory systems, a company may submit marketing authorization applications under the centralized, decentralized or mutual recognition procedures, or under the purely national route of approval. The centralized procedure is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases, and designated orphan medicines, and is optional for other medicines that are highly innovative. Under the centralized procedure, a marketing application is submitted to the EMA, where it will be evaluated by the relevant scientific committee, in most cases the Committee for Medicinal Products for Human Use, and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all European Union member states and, by extension (after national implementing measures), in Norway, Iceland and Liechtenstein. In general, an initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure allows marketing authorization applications to be submitted simultaneously in two or more EU member states, whereas the mutual recognition procedure must be used if the product has already been authorized in at least one other EU member state.  Both the decentralized and mutual recognition procedures provide for approval by one or more “concerned” member states based on an assessment of an application performed by one-member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must approve the assessment report and related materials, unless they identify a serious risk to public health.  Under the mutual recognition procedure, the concerned member states have the same 90-day period to recognize the marketing authorization in the reference member state.  In either case, concerns about serious risks to public health escalate through the relevant EMA scientific committees, and the disputed points may eventually result in a consensus opinion from the Committee for Medicinal Products for Human Use that is referred to the European Commission, whose decision is binding on all member states.  The purely national procedure results in a marketing authorization in a single EU member state.

In light of the United Kingdom’s vote in 2016 to leave the European Union, the so-called Brexit vote, there may be changes forthcoming in the scope of the EU marketing authorization approval procedure, as well as changes to the UK’s national medicines laws, as the terms of that exit are negotiated between the United Kingdom and the European Union.

Coverage and Reimbursement

Significant uncertainty exists regarding the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. The process for determining whether a third-party payor will provide coverage for a drug product typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover Intermezzo or our product candidates could reduce physician utilization of our products once approved. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process.

These third-party payors are increasingly reducing reimbursements for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition. We expect that the pharmaceutical industry will experience pricing pressures due to the increasing influence of managed care (and related implementation of managed care strategies to control utilization), additional federal and state legislative and regulatory proposals to regulate pricing of drugs, limit coverage of drugs or reduce reimbursement for drugs, public scrutiny and the Trump administration’s agenda to control the price of pharmaceuticals through government negotiations of drug prices in Medicare Part D and importation of cheaper products from abroad.  While we cannot predict what executive, legislative and regulatory proposals will be adopted or other actions will occur, such events could have a material adverse effect on our business, financial condition and profitability.

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

Health Care Reform

In the United States, there have been and continue to be a number of significant legislative initiatives to contain healthcare costs. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, established the Part D to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that will provide coverage of certain outpatient prescription drugs. Unlike the Medicare Part A and Part B programs, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for Intermezzo or our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Alternatively, Medicare beneficiaries may obtain prescription drug coverage under a Medicare Advantage plan, administered by a commercial health plan under a contract with the Centers for Medicare & Medicaid Services, or CMS. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, continues to have a significant impact on the healthcare industry. The ACA requires certain manufacturers to disclose their financial relationships with physicians (and their family members) and teaching hospitals and expands coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under Part D.

Modifications to or repeal of all or certain provisions of the ACA are expected as a result of the outcome of the recent presidential election and Republicans maintaining control of Congress, consistent with statements made by Donald Trump and members of Congress during the presidential campaign and following the election. We cannot predict the ultimate content, timing or effect of any changes to the ACA or other federal and state reform efforts.  There is no assurance that federal or state health care reform will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

Other legislative changes have been proposed and adopted in the United States since ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to legislative amendments, will remain in effect through 2024 unless additional Congressional action is taken. In addition, the American Taxpayer Relief Act of 2012 further reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Employees

As of February 28, 2017, we had 50 total employees, 48 of whom are full-time employees, 24 of whom were primarily engaged in research and development activities. A total of 8 employees have an M.D. or Ph.D. degree. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

We are a clinical stage biopharmaceutical company and we have not generated any revenue or profit from product sales. We have not yet submitted any product candidates for approval by regulatory authorities, and we do not currently have rights to any products that have been approved for marketing in any territory. Our net loss for the year ended December 31, 2016 was $111.6 million. As of December 31, 2016, our accumulated deficit was $380.4 million. We expect to continue to incur losses for the foreseeable future as we continue our clinical development of, and seek regulatory approvals for, our product candidates, prepare to commercialize any approved products and add infrastructure and personnel to support our product development efforts and operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

As of December 31, 2016, our cash, cash equivalents and marketable securities were $128.0 million. We believe we will expend substantial resources advancing our lead product candidate, omadacycline, through clinical development, and we may, in the future, expend additional resources to advance other product candidates into clinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We currently plan to seek regulatory approval of omadacycline in two indications. In order to obtain such regulatory approval, we will require additional funding to complete the registration and commercialization of these two indications, fund the development of omadacycline in other indications, initiate commercialization of omadacycline, and to continue to advance the development of our other product candidates, and such funding may not be available on favorable terms or at all. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through the first half of 2018. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

Until we generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding. There can be no assurance that we would be successful in securing additional funds on acceptable terms. If additional funds are not available, we may be forced to cease operations, significantly reduce operating expenses or delay, curtail or eliminate one or more of our development programs or our business operations.

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

In September 2015, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Technology II, L.P., Hercules Technology III, L.P., or together, Hercules, certain other lenders, and Hercules Technology Growth Capital, Inc. (as agent). Under the Loan Agreement, Hercules will provide access to term loans with an aggregate principal amount of up to $40.0 million, or collectively, the Term Loan. We initially drew a principal amount of $20.0 million on September 30, 2015. On December 12, 2016, we entered into an amendment, or the Loan Agreement Amendment, to the Loan Agreement. The Loan Agreement Amendment increased the amount that we may borrow by $10.0 million, from up to $40.0 million to up to $50.0 million, in multiple tranches.  The additional $10.0 million tranche, or the Additional Tranche, is available at our option through September 15, 2017, but conditioned upon the completion of either a second Phase 3 clinical evaluation of omadacycline in patients with ABSSSI or in patients with CABP that is supportive of us making a NDA filing with the FDA. If drawn, the Additional Tranche shall bear interest and have the same maturity as all other loans outstanding under the Loan Agreement. Concurrently with the closing of the Loan Agreement Amendment, we borrowed an additional $20.0 million under the Loan Agreement

All obligations under the Loan Agreement and Loan Agreement Amendment are secured by substantially all of our existing property and assets, excluding our intellectual property. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

•

we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities; and

•

our failure to comply with the restrictive covenants in the Loan Agreement and Loan Agreement Amendment could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and Hercules could seek to enforce its security interest in the assets securing such indebtedness.

To the extent additional debt is added to our current debt levels, the risks described above could increase.

We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

Failure to satisfy our current and future debt obligations under the Loan Agreement and Loan Agreement Amendment could result in an event of default and, as a result, Hercules could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Loan Agreement and Loan Agreement Amendment as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, Hercules could seek to enforce its security interests in the assets securing such indebtedness.

We are subject to certain restrictive covenants which, if breached, could have a material adverse effect on our business and prospects.

The Loan Agreement and Loan Agreement Amendment imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things:

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

We have invested a significant portion of our time, financial resources and collaboration efforts in the development of our most advanced product candidate, omadacycline. Accordingly, our ability to generate revenue and our future success depend substantially on our ability to successfully obtain regulatory approval for and commercialize omadacycline. In order to successfully obtain regulatory approval for omadacycline, we conducted one Phase 3 clinical study in ABSSSI, which was completed in June 2016. We are also currently conducting one Phase 3 clinical study in oral-only ABSSSI and one in CABP, which we initiated dosing in August 2016 and November 2015, respectively. Prior to the FDA’s issuance of guidance in March 2010 for clinical trials of antibiotics for the treatment of serious bacterial skin infections, the initial disease indication we were targeting was cSSSI, which was revised as a result of the FDA’s guidance to be ABSSSI.

Except for our collaboration with Allergan for our product candidate, sarecycline, we are not currently developing any of the other product candidates in our portfolio.

Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. If we are unable to obtain FDA approval for and successfully commercialize omadacycline for ABSSSI, CABP or any other indication, we may never realize revenue from our most advanced product candidate. As a result, our business, financial condition and results of operations would be materially harmed.

Although we have obtained SPA agreements for our Phase 3 clinical trials of omadacycline, these SPA agreements do not guarantee any particular outcome from regulatory review of these trials of omadacycline.

Although we have SPA agreements with the FDA with respect to our Phase 3 clinical trial designs for omadacycline in both ABSSSI and CABP, SPA agreements are not a guarantee of approval of a product candidate or any permissible claims about the product candidate, and final determinations of approvability will not be made until the FDA completes its review of the entire NDA. Therefore, even if all the conditions of our SPA agreements appear to be met, we cannot predict whether the FDA will interpret the data and results in the same way that we do, nor whether the agency will ultimately approve omadacycline for the treatment of ABSSSI and/or CABP. In addition, the FDA is afforded the ability to modify and ignore a SPA agreement, in light of other factors not necessarily related to omadacycline.

If clinical trials for our product candidate, omadacycline, are prolonged, delayed or stopped, we may be unable to obtain regulatory approval and commercialize omadacycline on a timely basis, which would require us to incur additional costs, raise additional capital and delay our receipt of any product revenue.

We completed the clinical trial of omadacycline for the treatment of ABSSSI in June 2016 and are currently conducting a Phase 3 study in CABP. We expect to report top-line data for CABP during the early second quarter of 2017. We are also conducting a Phase 3 study of oral-only omadacycline in the treatment of ABSSSI, which began in August 2016. Should at least two of the ongoing Phase 3 clinical trials successfully meet their endpoints, we plan on submitting an NDA for omadacycline for the treatment of ABSSSI and/or CABP in the first half of 2018. However, we do not know whether the remaining clinical trials will be completed on schedule, if at all. The commencement of these planned clinical trials could be substantially delayed or prevented by several factors, including:

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

Results in our randomized Phase 2 and Phase 3 clinical trials of omadacycline in cSSSI and ABSSSI evaluated omadacycline in serious skin infections, and may not be predictive of the results to be obtained in our on-going Phase 3 clinical trials of oral-only omadacycline in ABSSSI or in any other indications such as CABP or UTI.  In some instances, there can be significant variability in safety and/or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in clinical trial protocols, differences in size, type and geographic distribution of the patient populations, adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. We do not know whether any Phase 2, Phase 3 or other clinical trials we or any of our collaborators may conduct, or have conducted in the past, will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.

Further, our and our partners’ product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. The FDA or other non-U.S. regulatory authorities may disagree with our clinical trial design and our interpretation of data from preclinical studies and clinical trials even when we have SPA agreements. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial that has the potential to result in FDA or other agencies’ approval. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be supported by the clinical data, or be necessary or desirable for the successful commercialization of our product candidates. If an unforeseen safety issue arises, the FDA always has the option to initiate a REMS or add additional warnings to the product label upon approval.

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

Coverage and reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, it is less likely that our products will be widely used.

Even if our product candidates are approved for sale by the appropriate regulatory authorities, market acceptance and sales of these products and our partners’ products will depend on coverage and reimbursement policies. Government authorities and third- party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish reimbursement levels. Coverage may not be available and reimbursement may not be adequate for any products that we or our partners develop and commercialize. Also, coverage and reimbursement policies may not reduce the demand for, or the price paid for, our or our partners’ products. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our or our partners’ products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such products. Therefore, if coverage is not available or reimbursement is limited, we and our partners may not be able to successfully commercialize any of our approved products.

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

Modifications to, or repeal of, all or certain provisions of the ACA are expected as a result of the outcome of the recent presidential election and Republicans maintaining control of Congress, consistent with statements made by President Trump and members of Congress. We cannot predict the ultimate content, timing or effect of any changes to the ACA or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to legislative amendments, will remain in effect through 2024 unless additional Congressional action is taken. In addition, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If we or our partner Allergan ever obtain regulatory approval and commercialize omadacycline or sarecycline these new laws may result in additional reductions in Medicare and other healthcare funding, which could harm our customers and accordingly, our financial operations.

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

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare laws, including those commonly referred to as “fraud and abuse” laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include, among others, false claims and anti-kickback statutes. At such time, if ever, as we or any of our partners market any of our future approved products, it is possible that some of our or our partner’s business activities could be subject to challenge under one or more of these laws. The laws that may affect our ability to operate include:

•

federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;

•

the federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

•

the federal Physician Payments Sunshine Act and its implementing regulations, which imposed annual reporting requirements for certain manufacturers of drugs, devices, biologics and medical supplies for payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third- party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The competition in the market for antibiotics such as omadacycline is intense. If approved, omadacycline will face competition from commercially available antibiotics such as vancomycin, marketed as a generic by Abbott Laboratories and others; linezolid, sold under the brand name Zyvox by Pfizer Inc. and available as a generic; daptomycin, sold under the brand name Cubicin by Merck and available as a generic; dalbavancin, approved in May 2014 and marketed by Allergan as Dalvance; tedizolid, marketed as Sivextro by Merck; oritavancin, approved in August 2014 and marketed by The Medicines Company as Orbactiv; quinupristin/dalfopristin, sold under the brand name Synercid by Pfizer, Inc. and available as a generic; tigecycline, sold under the brand name Tygacil by Pfizer Inc. and available as a generic; telavancin, sold as Vibativ by Theravance, Inc.; ceftaroline, sold under the brand name Teflaro by Allergan; and generic trimethoprim/sulfamethoxazole and clindamycin.

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

In addition, if approved, omadacycline may face additional competition from antibiotics currently in clinical development. Other antibiotics currently in development include, but are not limited to, ceftobiprole, under development by Basilea Pharmaceutica AG and approved in 13 European countries; solithromycin, under development by Cempra, Inc.; eravacycline, under development by Tetraphase Pharmaceuticals, Inc.; delafloxacin and radezolid, under development by Melinta Pharmaceuticals, Inc.; and Lefamulin under development by Nabriva Therapeutics AG, which, if approved, would compete in the antibiotic market. In addition, our product candidates may each face competition from product candidates that could receive regulatory approval before our product candidates in countries outside the United States and the European Union. If we are unable to demonstrate points of differentiation between our product candidates and competing products, we may not be able to successfully commercialize our product candidates, our commercial opportunities will be negatively impacted and our results of operations will suffer.

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

We believe that our ability to successfully compete will depend on, among other things:

•	the results of our registration clinical trials, in particular our two Phase 3 registration clinical trials for omadacycline—one in ABSSSI and one in CABP;
•	our and our partners’ ability to recruit and enroll patients for our and our partners’ clinical trials;
•	the efficacy, safety and reliability of our and our partners’ product candidates;
•	our and our partners’ ability to reliably manufacture any of our formulations;
•	the speed at which we and our partners develop our product candidates;
•	our and our partners’ ability to commercialize and market, or find partners to help or exclusively commercialize and market, any of our product candidates that receive regulatory approval;
•	our and our partners’ ability to design and successfully execute appropriate clinical trials;
•	our and our partners’ ability to maintain a productive relationship with regulatory authorities;
•	the timing and scope of regulatory approvals;
•	the effectiveness of our, our current partners’ or any future partners’ marketing and sales capabilities;
•	the price of our products;
•	coverage and adequate levels of reimbursement under private and governmental health insurance plans, including Medicare;
•	our and our partners’ ability to protect and maintain intellectual property rights related to our product candidates;
•	our and our partners’ ability to manufacture and sell commercial quantities at a reasonable cost of any approved products to the market; and
•	acceptance of any approved products by physicians and other healthcare providers.

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

We do not currently own or operate manufacturing facilities for the production of any of our product candidates, nor do we intend to manufacture the pharmaceutical products that we plan to sell. We currently depend on third-party contract manufacturers for the supply of the active pharmaceutical ingredients for our product candidates, including drug substance for our preclinical research and clinical trials. We recently entered into certain long-term manufacturing and supply agreements. These include (i) a manufacturing and services agreement with CIPAN for the supply of starting materials for our supply of omadacycline and crude omadacycline, (ii) an outsourcing agreement with Carbogen for the supply of active pharmaceutical ingredient for our omadacycline products, and (iii) a manufacturing and services agreement with Almac for the supply of omadacycline oral solid dosage tablets. We are currently in discussions with other third-party manufacturers for clinical trial and commercial supplies and intend to enter into additional long-term supply agreements with them. We may not be able to reach agreement with some of these contract manufacturers, or to identify and reach arrangement on satisfactory terms with other contract manufacturers, to manufacture omadacycline or any of our other product candidates. Additionally, we anticipate that the facilities used by any contract manufacturer to manufacture any of our product candidates will be the subject of inspections by regulatory agencies before the FDA and other regulatory authorities that approve an NDA or marketing authorization for the product candidate manufactured at that facility. We will depend on these third-party manufacturing partners for compliance with the FDA’s manufacturing requirements for finished products. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA and other regulatory authorities’ cGMP requirements, our product candidates will not be approved or, if already approved, may be subject to delays in release and/or product recalls. While third-party manufacturers of our product candidates, including omadacycline, have previously passed FDA and other regulatory agency inspections, we cannot provide assurance that they will pass such inspections in the future.

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

We expect to depend on independent clinical investigators and CROs to participate in and conduct our clinical trials, including our ongoing Phase 3 oral-only ABSSSI clinical study and CABP Phase 3 study, in which enrollment was completed in January 2017. CROs may also assist us and our partners in the collection and analysis of data. There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our or our partners’ development programs. These investigators and CROs will not be our employees, and we will not be able to control, other than by contract, the amount of resources, including time, that they devote to our product candidates and clinical trials. If independent investigators fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we and our partners develop. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Further, the FDA requires that we and our partners comply with standards, commonly referred to as cGCP, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, safety, integrity and confidentiality of clinical trial subjects are protected. Failure of clinical investigators or CROs to meet their obligations to us or comply with cGCP could adversely affect the clinical development of our product candidates and harm our business.

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

As of February 28, 2017, we had 48 full-time employees. Assuming our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations that may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize omadacycline and our other product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

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

On May 14, 2014, we announced that our board of directors had approved a special cash dividend of $15.96 per share. Cash was distributed for this dividend to our stockholders of record at the close of business on May 26, 2014. On October 14, 2014, we announced that our board of directors had approved a special dividend of $8.01 per share. Cash was distributed for this dividend to our stockholders of record at the close of business on October 24, 2014.

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

Provisions in our certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and the ability of the board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, or DGCL, which prohibits stockholders owning in excess of 15% of our voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

Future sales of shares by existing stockholders could cause the trading price of our common stock to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2016, approximately 4.0 million shares of common stock are held by our directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements. In addition, approximately 1.4 million shares of common stock that are subject to outstanding options and restricted stock units as of February 28, 2017 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Because our merger resulted in an ownership change under Section 382 of the Internal Revenue Code for Transcept, Transcept’s pre-merger net operating loss carryforwards and certain other tax attributes are subject to limitations. The net operating loss carryforwards and other tax attributes of the former Paratek entity and us may also be subject to limitations as a result of ownership changes.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Merger resulted in an ownership change for Transcept and, accordingly, Transcept’s net operating loss carryforwards and certain other tax attributes are subject to limitations on their use after the Merger. Old Paratek’s net operating loss carryforwards may also be subject to limitation as a result of prior shifts in equity ownership and/or the Merger. Additional ownership changes in the future could result in additional limitations on Transcept’s, Old Paratek’s and our net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of Transcept’s, Old Paratek’s or our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

If securities or industry analysts do not publish research or reports or publish inaccurate or unfavorable research about us, the trading price and trading volume of our common stock could decline.

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our common stock. As of December 31, 2016, we had research coverage by seven securities analysts. If the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research regarding us or our business model, technology or stock performance, the trading price of our common stock would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of the trading price of our common stock.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and The NASDAQ Global Market rules. The requirements of these rules and regulations have increased and will continue to significantly increase our legal and financial compliance costs, including costs associated with the hiring of additional personnel, making some activities more difficult, time-consuming or costly, and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

The Sarbanes-Oxley Act requires, among other things, that we maintain disclosure controls and procedures and internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place, as well as maintaining these controls and procedures, is a costly and time-consuming effort that needs to be re-evaluated frequently. Section 404 of the Sarbanes-Oxley Act, or Section 404, requires that we annually evaluate our internal control over financial reporting to enable management to report on, and our independent auditors to audit as of the end of each fiscal year, the effectiveness of those controls. In connection with the Section 404 requirements, both we and our independent registered public accounting firm test our internal controls and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas for further attention or improvement.

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

Our headquarters are located in Boston, Massachusetts, where we occupy approximately 12,000 square feet of office space under a lease that expires in 2021. We also rent approximately 6,000 square feet of office space in King of Prussia, Pennsylvania on a monthly basis under a lease that expires in 2021.

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

The United States District Court for the District of New Jersey, or the New Jersey District Court, held a consolidated trial between December 1, 2014 and December 15, 2014 involving Paratek, Purdue Pharma, and their patent infringement claims against Actavis Elizabeth, Novel, and Dr. Reddy’s. The New Jersey District Court then received post-trial briefing and held a February 13, 2015 post-trial hearing. On March 27, 2015, the New Jersey District Court issued an order and accompanying opinion finding that: (a) the asserted claims of U.S. Patent Nos. 7,682,628, 8,242,131, and 8,252,809, are invalid as obvious; (b) Actavis Elizabeth, Novel, and Dr. Reddy’s infringe the ‘131 patent; (c) Novel infringes the ‘628 patent; and (d) Novel and Dr. Reddy’s infringe the ‘809 patent. On April 9, 2015, the New Jersey District Court entered final judgment consistent with the March 27, 2015 opinion and order referenced above.  As a result of the New Jersey District Court’s findings, the intangible assets representing Intermezzo product rights have been impaired and the related contingent obligation has been reduced in light of an expected decline in Intermezzo sales. Refer to Note 9, Intangible Assets, Net, and Note 14, Fair Value Measurements, for discussion of impairment and reduction in contingent obligations, respectively.

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

Patent Term Adjustment Suit

In January 2013, we filed suit in the Eastern District of Virginia against the USPTO, seeking recalculation of the patent term adjustment of the ’131 Patent. Purdue Pharma has agreed to bear the costs and expenses associated with this litigation. In June 2013, the judge granted a joint motion to stay the proceedings pending a remand to the USPTO, in which the USPTO is expected to reconsider its patent term adjustment award in light of decisions in a number of appeals to the Federal Circuit, including Novartis AG v. Lee 740 F.3d 593 (Fed. Cir. 2014), or the Novartis decision. Since having issued final rules implementing the Novartis decision, the USPTO has been working through the civil action cases and issuing remand decisions. Our case was on remand until the USPTO made its decision on the recalculation of the patent term adjustment. On September 28, 2016, the USPTO issued a decision that the patent term adjustment is 1,038 days, from which the ‘131 Patent expiration would be March 26, 2029.

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

	Sales Price
	High	Low
Year ended December 31, 2015
First quarter	$38.88	$23.00
Second quarter	$32.78	$23.41
Third quarter	$28.74	$18.77
Fourth quarter	$24.00	$15.02
Year ended December 31, 2016
First quarter	$19.45	$12.05
Second quarter	$18.92	$12.05
Third quarter	$14.34	$12.39
Fourth quarter	$15.70	$9.80

The closing price of our common stock as reported by The NASDAQ Global Market on February 28, 2017 was $14.95 per share. As of February 28, 2017, there were approximately 105 holders of record of our common stock.

Stock Performance Graph

The following graph compares cumulative total return of our common stock with the cumulative total return of (i) the NASDAQ Global Select Index, and (ii) the NASDAQ Biotechnology Index. The graph assumes (a) $100 was invested on December 31, 2011 in each of our Common Stock, the stocks comprising the NASDAQ Global Select Index and the stocks comprising the NASDAQ Biotechnology Index, and (b) the reinvestment of dividends. The comparisons shown in the graph are based on historical data and the stock price performance shown in the graph is not necessarily indicative of, or intended to forecast, future performance of our stock. Prior to the Reverse Merger on October 30, 2014, the stock of Transcept traded under the symbol “TSPT” on the Nasdaq Global Market and any comparison with Transcept’s historical stock prices may not be meaningful.

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Paratek Pharmaceuticals, Inc. under the Securities Act of 1933.

Dividend Policy

On May 14, 2014, we announced that our board of directors had approved a special cash dividend of $15.96 per share. This dividend was paid to our stockholders of record at the close of business on May 26, 2014.

On October 14, 2014, we announced that our board of directors had approved a special dividend of $8.01 per share. The dividend was paid to our stockholders of record at the close of business on October 24, 2014.

Other than future special dividends of any royalty income we may receive pursuant to the collaboration agreement, we entered into with Purdue Pharma that grants an exclusive license to Purdue Pharma to commercialize Intermezzo in the United States, or the Purdue Collaboration Agreement, we do not anticipate that we will pay any additional cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during 2016 that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, or the SEC, under which exemption from registration was claimed.

On December 12, 2016, we entered into an amendment to the Loan and Security Agreement, or the Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P., together, Hercules, or the Loan Agreement Amendment. In connection with the Loan Agreement Amendment, we issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase our common stock, the Loan Amendment Warrants. The Loan Amendment Warrants are exercisable for an aggregate of 37,148 shares of our common stock at an exercise price of $13.46 per share. The Loan Amendment Warrants’ total relative fair value of $271,223 was determined using a Black-Scholes option-pricing model, as described in Note 12, Common Stock, in the accompanying notes to the consolidated financial statements, and was included as a discount to the Term Loan. The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividends payments. The Loan Amendment Warrants are exercisable at any time until the earlier of five years from issuance and the consummation of a Public Acquisition, as defined in each of the Loan Amendment Warrant agreements, and will be exercised automatically on a net issuance basis if not exercised prior to the termination date and if the then-current fair market value of one share of common stock is greater than the exercise price then in effect.

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

Securities authorized for issuance under equity compensation plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options ($)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by stockholders	3,022,412	(2)	15.83	(3)	414,893	(4)
Equity compensation plans not approved by stockholders	286,833	(5)	22.63	(3)	73,167	(6)
Total	3,309,245		16.63		488,060
(1)

The number of authorized shares under the 2015 Equity Incentive Plan, or the 2015 Plan, will automatically increase on January 1 of each year, for the period commencing on (and including) January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur.

(2)	Includes 2,493,958 shares relating to outstanding options, 454,000 relating to restricted stock units and 74,454 warrants outstanding.
(3)	Represents the weighted-average exercise price of outstanding options.
(4)

Includes 36,539 shares available under the 2009 Employee Stock Purchase Plan. 40,708 stock options and restricted stock units granted under the 2006 Equity Incentive Plan were cancelled or forfeited during the year ended December 31, 2016 and the shares underlying such awards became available for grant under the 2015 Plan. An additional 337,646 shares available under the 2015 Plan.

(5)	All outstanding options relate to the 2015 Inducement Plan.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the fourth quarter of 2016.

Item 6.	Selected Financial Data

Prior to October 30, 2014 we were known as Transcept Pharmaceuticals, Inc., or Transcept. On October 30, 2014, Transcept  completed a business combination with privately-held Paratek Pharmaceuticals, Inc., or Old Paratek, in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2014, by and among Transcept, Tigris Merger Sub, Inc., or Merger Sub, Tigris Acquisition Sub, LLC, or Merger LLC, and Old Paratek, or the Merger Agreement, pursuant to which Merger Sub merged with and into Old Paratek, with Old Paratek surviving as a wholly-owned subsidiary of Transcept, followed by the Merger of Old Paratek with and into Merger LLC, with Merger LLC surviving as a wholly-owned subsidiary of Transcept, these mergers together, the Merger. For accounting purposes, Transcept was deemed to be the acquired entity in the Merger, and the Merger was accounted for as a reverse acquisition. In connection with the Merger, we changed our name to Paratek Pharmaceuticals, Inc. and effected a 1-for-12 reverse stock split of our common stock. Our consolidated financial statements reflect the historical results of Old Paratek prior to the Merger and that of the combined company following the Merger, and do not include the historical results of Transcept Pharmaceuticals, Inc. prior to the completion of the Merger. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the Merger, and the 1-for-12 reverse split of our common stock on October 30, 2014.

The following selected financial data has been derived from our audited consolidated financial statements. The information below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A, “Risk Factors,” of this Annual Report on Form 10-K, and the consolidated financial statements and related notes thereto included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K, in order to fully understand factors that may affect the comparability of the information presented below. All per share amounts reflect the conversion of Old Paratek common stock to our common stock on October 30, 2014 at the rate of 0.0675 shares of common stock, after giving effect to the 1-for-12 reverse stock split, for each share of Old Paratek common stock outstanding on October 30, 2014.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Consolidated Statements of Operations:
Revenue	$29	$-	$4,342	$478	$3,063
Operating expenses:
Research and development	83,460	50,765	5,014	4,631	10,734
General and administrative	26,400	19,988	5,848	3,387	10,492
Merger-related costs	—	—	1,278	—	—
Impairment of intangible assets	—	2,860	—	—	—
Change in fair value of contingent consideration	(345)	(3,560)	-	-	-
Total operating expenses	109,515	70,053	12,140	8,018	21,226
Loss from operations	(109,486)	(70,053)	(7,798)	(7,540)	(18,163)
Non-operating (expense) income, net	(2,150)	(807)	(10,037)	2,887	(25,030)
Net loss	(111,636)	(70,860)	(17,835)	(4,653)	(43,193)
Unaccreted dividends on convertible preferred stock	—	—	(1,927)	(6,766)	(6,766)
Net loss attributable to common stockholders	$(111,636)	$(70,860)	$(19,762)	$(11,419)	$(49,959)
Net loss per share, basic and diluted	$(5.51)	$(4.29)	$(7.82)	$(185.13)	$(1,312.29)
Weighted average common shares outstanding, basic and diluted	20,253,082	16,501,912	2,528,595	61,680	38,070

	As of December 31,
	2016	2015
Selected Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$128,038	$131,302
Total assets	135,732	145,918
Working capital	111,688	121,915
Current liabilities	20,412	20,502
Long-term obligations, less current portion	43,728	24,176
Common stock and additional paid-in capital	451,970	369,966
Accumulated deficit	(380,362)	(268,726)
Total stockholders’ equity	71,592	101,240

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Omadacycline is the first in a new class of aminomethylcycline antibiotics. Omadacycline is a broad-spectrum, well-tolerated once-daily oral and intravenous, or IV, antibiotic. We believe that omadacycline has the potential to become the primary antibiotic choice of physicians for use as a broad-spectrum monotherapy antibiotic for acute bacterial skin and skin structure infections, or ABSSSI, community-acquired bacterial pneumonia, or CABP, urinary tract infection, or UTI, and other serious community-acquired bacterial infections, where resistance is of concern. We believe omadacycline, if approved, will be used in the emergency room, hospital and community care settings. We have designed omadacycline to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad spectrum antibacterial activity, oral and IV formulations with once-daily dosing, no known drug interactions, and a favorable safety and tolerability profile.

In the fall of 2013, the U.S. Food and Drug Administration, or the FDA, agreed to the design of our omadacycline Phase 3 studies for ABSSSI and CABP through the Special Protocol Assessment, or SPA, process. In addition, the FDA confirmed that positive data from the individual studies for ABSSSI and CABP would be sufficient to support approval of omadacycline for each indication and for both oral and IV formulations in the United States.  In addition to Qualified Infectious Disease Product, or QIDP, designation, on November 4, 2015, the FDA granted omadacycline Fast Track designation for the development of omadacycline in ABSSSI, CABP, and complicated Urinary Tract Infections, or cUTI. Fast Track designation facilitates the development, and expedites the review of drugs that treat serious or life-threatening conditions and that fills an unmet medical need. In February 2016, we reached agreement with the FDA on the terms of a pediatric program associated with the Pediatric Research and Equity Act. The FDA has granted Paratek a waiver from conducting studies with omadacycline in children less than eight years old due the risk of teeth discoloration, a known class effects of tetracycline’s.  In addition, the FDA has granted a deferral on conducting studies in children eight years and older until safety and efficacy is established in adults.  In May 2016, we received confirmation from the FDA that the oral-only ABSSSI study design was acceptable and consistent with the currently posted guidance for industry.

Scientific advice received through the centralized procedure in Europe confirmed general agreement on the design and choice of comparators of the Phase 3 trials for ABSSSI and CABP and noted that approval based on a single study in each indication could be possible but would be subject to more stringent statistical standards than Market Authorization Applications, or MAA, programs that conduct two pivotal Phase 3 studies per indication. We believe that the inclusion of the second Phase 3 oral-only study in ABSSSI, if positive, strengthens the data package for submission of an MAA filing for approval in the European Union, or EU.

Omadacycline entered Phase 3 clinical development in June 2015 for the treatment of ABSSSI and in November 2015 for the treatment of CABP.  Both of these studies utilized initiation of IV therapy with transitions to oral based therapy on clinical response.  During the conduct of these studies, an independent data safety monitoring board, or DSMB, completed multiple planned reviews of the safety data.  Following each meeting, the DSMB recommended that the studies continue without modification to the protocols or study conduct.  In June 2016, we announced positive top-line efficacy and safety data for the ABSSSI study, and we initiated a Phase 3 clinical study with oral-only administration of omadacycline in ABSSSI compared to oral-only linezolid in August 2016.  In January

2017, we announced completion of enrollment in the CABP study, and we anticipate top-line results early in the second quarter of 2017. We anticipate top-line results for the oral-only ABSSSI study as early as the late second quarter of 2017.

We recently completed several clinical Phase 1 studies with omadacycline.  In these Phase 1 studies, omadacycline was generally safe and well-tolerated, consistent with prior Phase 1 studies. In May 2016, we initiated our first oral-only and IV-to-oral study of omadacycline dosed for five days in a Phase 1b clinical study in patients with a UTI. This Phase 1b UTI study was recently completed.  Data from this study showed that omadacycline achieved proof of principle, by demonstrating high concentration levels of omadacycline in urine, across IV-to-oral and oral-only dosing regimens.

We have also recently completed clinical Phase 1 studies with omadacycline that are needed for inclusion in the planned New Drug Application, or NDA, regulatory filing with the FDA.  These studies include pharmacokinetic, or PK, studies in special populations (end-stage renal disease subjects, or ESRD subjects) and PK-lung penetration studies in healthy volunteers. A recently completed Phase 1 study of ESRD subjects was designed to evaluate the absorption and elimination of omadacycline compared to matched healthy control subjects. Results from this study showed that the absorption and elimination of omadacycline in ESRD subjects appears to be similar to healthy control subjects, suggesting that dose adjustments should not be required in subjects who have severe renal disease. In another recently completed Phase 1 study in healthy volunteers, which was designed to evaluate the PK relationship between human plasma concentrations and lung concentrations, omadacycline demonstrated higher concentration levels in bronchoalveolar lavage, or BAL, lung fluid when compared with plasma concentrations. This result supports the potential utility of omadacycline in the treatment of lower respiratory tract bacterial infections caused by susceptible pathogens.  A third Phase 1 study in healthy volunteers has been completed that evaluated the PK exposure profile of three oral-only dosing regimens of omadacycline administered for five days in healthy volunteers. In this Phase 1 study, across three oral dosing regimens of omadacycline, PK plasma levels increased with higher doses of omadacycline, demonstrating dose proportionality. Assuming positive Phase 3 study results, we plan to include and submit these data in an NDA for the treatment of ABSSSI and CABP in the first half of 2018.

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

Our second Phase 3 antibacterial product candidate, sarecycline, also known as WC3035, is a new, once-daily, tetracycline-derived compound designed for use in the treatment of acne and rosacea.  We believe that, based upon the data generated to-date, sarecycline possesses favorable anti-inflammatory activity, plus narrow-spectrum antibacterial activity relative to other tetracycline-derived molecules, oral bioavailability, does not cross the blood-brain barrier, and favorable PK properties that we believe make it particularly well-suited for the treatment of inflammatory acne in the community setting.  We have exclusively licensed U.S. development and commercialization rights to sarecycline for the treatment of acne to Allergan plc, or Allergan, while retaining development and commercialization rights in the rest of the world.  Allergan has informed us that sarecycline entered Phase 3 clinical trials for the treatment of acne vulgaris in December 2014 and anticipates that top-line data from the Phase 3 trial of sarecycline will be available in the first half of 2017.  We also granted Allergan an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States, which converted to a non-exclusive license in December 2014 after Allergan did not exercise its development option with respect to rosacea.  There are currently no clinical trials with sarecycline in rosacea underway.

To date, we have devoted a substantial amount of our resources to research and development efforts, including conducting clinical trials for omadacycline, protecting our intellectual property and providing general and administrative support for these operations. We have not yet submitted any product candidates for approval by regulatory authorities, and we do not currently have rights to any products that have been approved for marketing in any territory. We have not generated any revenue from product sales and to date have financed our operations primarily through sale of our common and convertible preferred stock, note financings, research and development collaborations.

We have incurred significant losses since our inception in 1996. Our accumulated deficit at December 31, 2016 was $380.4 million and our net loss for the year ended December 31, 2016 was $111.6 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs, general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

We do not expect to generate revenue from product sales unless and until we or our partner Allergan successfully complete development and obtain marketing approval for one or more of our product candidates. Accordingly, we anticipate that we will need to raise additional capital in order to complete the development and commercialization of omadacycline and to advance the development of our other product candidates. Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of public and private equity offerings, debt or other structured financings, strategic collaborations and grant funding. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our development programs or commercialization efforts. We will need to generate significant revenue to achieve and sustain profitability, and we may never be able to do so.

Financing Activities

On January 12, 2015, we filed a registration statement on Form S-3 with the SEC, as amended on April 24, 2015 and declared effective on April 27, 2015, to sell shares of our common stock, par value $0.001 per share, in an aggregate amount of up to $200.0 million to the public in a one or more registered offerings. Under this shelf registration statement, we completed an underwritten offering on May 5, 2015 of 3,089,000 shares of common stock at a public offering price of $24.50 per share, which includes 229,000 shares of common stock issued upon the exercise, in part, by the underwriters of an option to purchase additional shares. The aggregate proceeds received by us, after underwriting discounts and commissions and other offering expenses, were $70.4 million. We completed an underwritten offering in June 2016 of 4,887,500 shares of common stock at a public offering price of $13.00 per share, which included 637,500 shares of common stock issued upon the exercise by the underwriters of an option to purchase additional shares from us. The net proceeds received by us, after underwriting discounts and commissions and other estimated offering expenses, were $59.3 million.

On September 30, 2015, we entered into the Loan Agreement with Hercules. Under the Loan Agreement, Hercules provided access to term loans with an aggregate principal amount of up to $40.0 million. We initially drew a principal amount of $20.0 million, which was funded on September 30, 2015. In connection with the Loan Agreement, we issued to each one of Hercules Technology II, L.P. and Hercules Technology III, L.P., a warrant to purchase 16,346 shares of our common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share. In addition, Hercules Technology Growth Capital, Inc. entered into a Stock Purchase Agreement with us to purchase 44,782 shares of our common stock resulting in proceeds to us of approximately $1.0 million. On December 12, 2016, we entered into the Loan Agreement Amendment. The Loan Agreement Amendment increased the amount that we may borrow by $10.0 million. The additional $10.0 million tranche, or the Additional Tranche, is available at our option through September 15, 2017, but conditioned upon the completion of either a second Phase 3 clinical evaluation of omadacycline in patients with ABSSSI or in patients with CABP that is supportive of us making a NDA filing with the FDA. If drawn, the Additional Tranche shall bear interest and have the same maturity as all other loans outstanding under the Loan Agreement.  Concurrently with the closing of the Loan Agreement Amendment, we borrowed an additional $20.0 million under the Loan Agreement. In addition, we issued to each one of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 18,574 shares of our common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per shares, or the Loan Amendment Warrants.

On October 15, 2015, we entered into a Controlled Equity OfferingSM Sales Agreement, or the 2015 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, under which we could, at our discretion, from time-to-time sell shares of our common stock, with a sales value of up to $50.0 million. We provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold. Sales of the shares under the 2015 Sales Agreement have been and, if there are additional sales under the 2015 Sales Agreement, will be made in transactions deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. We initiated sales of shares under the 2015 Sales Agreement in March 2016, and sold an aggregate of 860,014 shares of common stock through December 31, 2016, resulting in net proceeds of $11.6 million after deducting commissions of $0.4 million. As of February 24, 2017, an additional 870,078 shares were sold under the 2015 Sales Agreement subsequent to December 31, 2016, resulting in net proceeds of $13.1 million after deducting commissions of $0.4 million, which will be recognized during the first quarter of 2017.

On February 28, 2017, we entered into a second Controlled Equity OfferingSM Sales Agreement, or the 2017 Sales Agreement, with Cantor, under which we could, at our discretion, from time-to-time sell shares of our common stock, with a sales value of up to $50.0 million. We provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold. Any sales of the shares under the 2017 Sales Agreement will be made in transactions deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended.

We have used and we intend to continue to use the net proceeds from the above offerings, as well as the Loan Agreement and Loan Agreement Amendment, together with our existing capital resources, to fund our ongoing Phase 3 oral-only study and to close out our IV-to-oral studies of omadacycline for the treatment of ABSSSI and CABP, activities required to support an NDA submission for omadacycline for the treatment of ABSSSI and CABP, the manufacture of validation batches and the potential establishment of secondary manufacturing suppliers for our active pharmaceutical ingredient, or API, and drug product, and for working capital and other general corporate purposes.

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales. All of our revenue to date has been derived from license fees, milestone payments, royalty income, reimbursements for research, development and manufacturing activities under licenses and collaborations, grant payments received from the NIH, and other non-profit organizations. We do not expect to generate revenue from product sales prior to 2018, at the earliest.

In October 2016, we executed a royalty sharing agreement, or the Royalty Sharing Agreement, with the Special Committee of the Company’s Board of Directors, or the Special Committee, a committee established in connection with the Merger. Under the Royalty Sharing Agreement, we agreed to pay to the former Transcept stockholders fifty percent of all royalty income received by us pursuant to the Purdue Collaboration Agreement, net of all costs, fees and expenses incurred by us in connection with the Purdue Collaboration Agreement, related agreements, the Intermezzo product and the administration of the royalty income to the Transcept stockholders. As such, our royalty revenue stream represents fifty percent of royalty income received pursuant to the Purdue Collaboration Agreement.

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

Our research and development activities in 2014 were significantly curtailed as we worked within liquidity constraints. In particular, we decreased:

•	external spending related to the development of omadacycline due to the delay in our clinical development program;
•	payroll and benefits costs through a reduction in force and other attrition;
•	facilities-related spending (as a result of the early termination of our lease on laboratory space); and
•	external spending on preclinical product candidates.

We manage certain activities, such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies, through third-party CROs. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities, lab supplies and preclinical research and studies. Our external research and development expenses for omadacycline and other projects during 2016, 2015 and 2014, are as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Omadacycline	$71,709	$43,654	$1,834
Other external research and development	—	100	24
Total external costs	71,709	43,754	1,858
Other research and development costs	11,751	7,011	3,156
Total	$83,460	$50,765	$5,014

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel, including benefits, and stock-based compensation in our executive, legal, finance, business development, information technology, general operations and human resources departments.

Interest Expense

Interest expense represents interest incurred on the Term Loan and Loan Agreement Amendment entered into with Hercules on September 30, 2015 and December 12, 2016, respectively, and the adjustment of our marketable securities to amortized cost.

Interest Income

Interest income represents interest earned on our money market funds and marketable securities purchased.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

(in thousands)	2016	2015	Change
Revenue
Royalty revenue	$29	$—	$29
Total revenue	29	—	29
Operating expenses:
Research and development	83,460	50,765	32,695
General and administrative	26,400	19,988	6,412
Impairment of intangible assets	—	2,860	(2,860)
Changes in fair value of contingent consideration	(345)	(3,560)	3,215
Total operating expenses	109,515	70,053	39,462
Loss from operations	(109,486)	(70,053)	(39,433)
Other income and expenses:
Interest income	1,069	—	1,069
Interest expense	(3,223)	(770)	(2,453)
Other (losses) and gains, net	4	(37)	41
Net loss	$(111,636)	$(70,860)	$(40,776)

Revenue

Revenue for the year ended December 31, 2016 consists of fifty percent of net royalties received pursuant to the Royalty Sharing Agreement executed during the fourth quarter of 2016. We did not earn revenue during the year ended December 31, 2015.

Research and Development Expense

The increase in research and development expense for the year ended December 31, 2016 was primarily the result of our ongoing clinical development of omadacycline. During the year ended December 31, 2016, we incurred approximately $43.8 million in expense associated with Phase 3 studies for the treatment of ABSSSI and CABP, including an oral-only Phase 3 study, which represents an increase of $19.6 million compared to $24.2 million in the same period in prior year. This increase is associated primarily with strong enrollment performance in both the ABSSSI and CABP registration studies and initiation of a Phase 3 ABSSSI oral-only study, resulting in an increased recognition of expenses related to study start-up, CRO fees, investigator fees, and costs associated with clinical sites and laboratories.  We also incurred $9.6 million in production costs for omadacycline registration batches and manufacturing process validation work, which represents a decrease of $0.9 million compared to the same period in prior year. In addition, we incurred $20.4 million in costs related to omadacycline research and development activities, including Phase 1 studies, and $9.7 million in salaries and benefits, including stock-based compensation, which represents an increase of $9.5 million and $4.5 million, respectively, compared to the same period in prior year.

General and Administrative Expense

The increase in general and administrative costs for the year ended December 31, 2016 was primarily due to growth in our corporate infrastructure to support a public company. Salaries and benefits, including stock-based compensation, increased $6.4 million for the year ended December 31, 2016.

Impairment of Intangible Assets

We recorded impairment charges of $2.9 million against our intangible assets, Intermezzo and TO-2070 product rights, during the year ended December 31, 2015.  Intermezzo products rights were impaired by $2.8 million as a result of the outcome of litigation that invalidated several Intermezzo patents as obvious and triggered an evaluation of the carrying value and related contingent liability in light of an expected decline in Intermezzo sales. TO-2070 product rights were impaired by $0.1 million due to significant uncertainty concerning SNBL’s ability to find a potential partner to co-develop the rights as of December 31, 2015 and triggered an evaluation of the carrying value and related contingent liability. Refer to Note 9, Intangible Assets, Net, in the accompanying notes to the consolidated financial statements for additional information.  No such impairment was recorded during the year ended December 31, 2016.

Changes in Fair Value of Contingent Obligations

We recorded a $0.3 million reduction in the fair value of our contingent obligations to former Transcept stockholders during the year ended December 31, 2016. A decrease of $0.2 million is attributable to the results of lower projected future sales of the Intermezzo product due to generic market entry. The remainder is due to the elimination of the contingent obligation for the TO-2070 license rights, as no payments were received by us pursuant to the termination of the license agreement with the Company entered into with SNBL, or SNBL License Agreement, prior to the second anniversary of the Merger.

The reduction in fair value of contingent obligation of $3.6 million for the year ended December 31, 2015 was identified in conjunction with the outcome of litigation that invalidated several Intermezzo patents as obvious and triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent obligations in light of an expected decline in Intermezzo sales. In addition, during the fourth quarter, we were made aware of the unlikelihood that SNBL will find a potential partner to co-develop the TO-2070 license rights. This significant uncertainty triggered an evaluation of the carrying value of the TO-2070 product rights and related contingent obligation to former Transcept stockholders.

Refer to Note 14, Fair Value Measurements, in the accompanying notes to the consolidated financial statements for additional information.

Interest Income

Interest income represents $1.0 million of interest earned on our money market funds and marketable securities during the year ended December 31, 2016. We began investing in marketable securities during the year ended December 31, 2016.

Interest Expense

Interest expense, net for the year ended December 31, 2016 represents a full year of interest incurred on the Term Loan and Loan Agreement Amendment entered into with Hercules on September 30, 2015 and December 12, 2016, respectively, of $2.6 million as well as net amortization of our marketable securities of $0.6 million. Interest expense for the year ended December 31, 2015 represents the accretion of interest expense on the Intermezzo Reserve plus three months of interest incurred on the Term Loan.

Comparison of the Years Ended December 31, 2015 and 2014

	Year Ended December 31,
(in thousands)	2015	2014	Change
Revenue
Royalty revenue	$—	$4,342	$(4,342)
Total revenue	—	4,342	(4,342)
Operating expenses:
Research and development	50,765	5,014	45,751
General and administrative	19,988	5,848	14,140
Merger-related costs	—	1,278	(1,278)
Impairment of intangible assets	2,860	—	2,860
Changes in fair value of contingent consideration	(3,560)	—	(3,560)
Total operating expenses	70,053	12,140	57,913
Loss from operations	(70,053)	(7,798)	(62,255)
Other income and expenses:
Interest expense, net	(770)	(718)	(52)
Loss on exchange of non-convertible notes for common stock	—	(9,020)	9,020
(Loss) gain on mark-to-market of notes and warrants	—	(120)	120
Other (losses) and gains, net	(37)	(179)	142
Net loss	(70,860)	(17,835)	(53,025)
Unaccreted dividends on convertible preferred stock	—	(1,927)	1,927
Net loss attributable to common stockholders	$(70,860)	$(19,762)	$(51,098)

Revenue

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

Changes in Fair Value of Contingent Obligations

We recorded a $3.6 million reduction in the fair value of our contingent obligations to former Transcept stockholders during the year ended December 31, 2015. The reduction in fair value was identified in conjunction with the outcome of litigation that invalidated several Intermezzo patents as obvious and triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent obligations in light of an expected decline in Intermezzo sales. In addition, during the fourth quarter, we were made aware of the unlikelihood that SNBL will find a potential partner to co-develop the TO-2070 license rights. This significant uncertainty triggered an evaluation of the carrying value of the TO-2070 product rights and related contingent obligation to former Transcept stockholders. Refer to Note 14, Fair Value Measurements, in the accompanying notes to the consolidated financial statements for additional information.

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

We borrowed $20.0 million under the Loan Agreement executed with Hercules on September 30, 2015, and an additional $20 million under the Loan Agreement Amendment on December 12, 2016. Upon the completion of either a second Phase 3 clinical evaluation of omadacycline in patients with ABSSSI or in patients with CABP that is supportive of us making a NDA filing with the FDA, we will have access to an additional $10.0 million through September 15, 2017 under the Loan Agreement Amendment.

We have also sold an aggregate of 860,014 shares of common stock under the 2015 Sales Agreement with Cantor through December 31, 2016, resulting in net proceeds of $11.6 million after deducting commissions of $0.4 million. As of February 24, 2017, an additional 870,078 shares were sold under the 2015 Sales Agreement subsequent to December 31, 2016, resulting in net proceeds of $13.1 million after deducting commissions of $0.4 million, which will be recognized during the first quarter of 2017.

We have used and intend to continue to use the net proceeds from the public offerings, Term Loan, Loan Agreement Amendment and sales of common stock under the 2015 Sales Agreement with Cantor, together with our existing cash, to fund our ongoing Phase 3 oral-only study and to close out our IV-to-oral studies of omadacycline for the treatment of ABSSSI and CABP, to fund activities required to support an NDA submission for omadacycline for the treatment of ABSSSI and CABP, the manufacture of validation batches and the potential establishment of secondary manufacturing suppliers for our API and drug product, and for working capital and other general corporate purposes.

As of December 31, 2016, we had cash, cash equivalents and marketable securities of $128.0 million.

The following table summarizes our cash provided by and (used in) operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash used in operating activities	$(94,098)	$(54,682)	$(18,533)
Net cash (used in) provided by investing activities	(74,757)	(603)	13,667
Net cash provided by financing activities	90,515	90,731	99,510

Operating Activities

Cash used in operating activities for the year ended December 31, 2016 of $94.1 million is primarily the result of our $111.6 million net loss offset in part by a $2.1 million increase in accounts payable and accrued expenses, and a $5.0 million decrease in prepaid expenses mainly associated with the clinical development of omadacycline, and a net decrease in the Intermezzo reserve of $2.4 million representing final payout, with the exception of unpaid legal fees, on the second anniversary of the Merger. The remainder represents the net impact of $13.0 million in non-cash items, including $13.1 million in depreciation, amortization and stock-based compensation expense, $0.2 million in non-cash interest expense, and a $0.3 million decrease in contingent obligations to former Transcept stockholders. Cash used in operating activities for 2015 of $54.7 million is primarily the result of our $70.9 million net loss offset in part by a $14.0 million increase in accounts payable and accrued expenses mainly associated with the clinical development of omadacycline.  The remainder of the increase represents the net impact of $5.6 million in non-cash items, offset by a $3.6 million reduction in contingent obligations to former Transcept stockholders. Cash used in operating activities for 2014 of $18.5 million was primarily the result of our $17.8 million net loss less $10.7 million of non-cash items (principally comprised of a loss on exchange of non-convertible notes for common stock), and $11.4 million net use of working capital primarily in our payment of net liabilities.

Investing Activities

Cash used in investing activities for the ended December 31, 2016, is primarily the result of purchasing $135.8 million of short-term marketable securities (U.S. treasury and government agency securities), partially offset by proceeds by maturities of marketable securities of $60.1 million. The remainder represents an increase in restricted cash of $1.6 million offset by $0.7 million of fixed asset purchases. Net cash used in investing activities for the year ended December 31, 2015 is the result of purchases of fixed assets and a decrease in restricted cash representing payments made from the Intermezzo Reserve. Net cash provided by investing activities for 2014 is primarily the result of the net cash acquired in the October 2014 Merger.

Financing Activities

Net cash provided by financing activities for 2016 is primarily comprised of the following:

•	$59.3 million from an underwritten offering of 4,887,500 shares of common stock;
•	$11.6 million from the sale of 860,014 shares of common stock under the 2015 Sales Agreement with Cantor; and
•	$19.6 million, net of issuance costs, on the Hercules Term Loan

Net cash provided by financing activities for 2015 is primarily comprised of the following:

•	$70.4 million from an underwritten offering of 3,089,000 shares of common stock;
•	$19.2 million, net of issuance costs, on the Hercules Term Loan beginning in the fourth quarter of 2015; and
•	$1.0 million in proceeds received from the sale of 44,782 shares of common stock to Hercules.

Net cash provided by financing activities for 2014 is primarily comprised of the following:

•	$89.8 million from the October 2014 issuance of 8,068,766 shares of common stock concurrent with the Merger with Transcept and other re-capitalization activities
•	$5.1 million from a bridge loan from Transcept over the course of the third quarter of 2014 in advance of the Merger; and
•	$5.5 million from the issuance of senior secured, non-convertible promissory notes in March 2014.

Future Funding Requirements

We have not generated and we do not know when, if ever, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we or our partner Allergan obtain regulatory approval of and commercialize omadacycline, sarecycline or any of our other product candidates. Subject to obtaining regulatory approval of any of our product candidates, we anticipate that we will need substantial additional funding in connection with our continuing operations to support pre-launch and commercial activities associated with our lead product candidate, omadacycline.

We have not completed development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we:

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

Based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities of $128.0 million will enable us to fund our operating expenses and capital expenditure requirements through the first half of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the unknown extent to which we will enter into collaborations with third parties to participate in the development and commercialization of our product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of public and private equity offerings, debt or other structured financings, strategic collaborations and grant funding. We do not have any committed external sources of funds other than our collaboration with Allergan, which is terminable by Allergan upon prior written notice, and a potential undrawn balance of $10.0 million on the Loan Agreement Amendment that will only be available upon the completion of either a second Phase 3 clinical evaluation of omadacycline in patients with ABSSSI or in patients with CABP that is supportive of us making a NDA filing with the FDA.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholders’ rights. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Off-Balance Sheet Arrangements

As of December 31, 2016, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to, among other items, intangible assets, goodwill, contingent liabilities, stock-based compensation arrangements, clinical accruals, useful lives for depreciation and amortization of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to assist stockholders and investors reading the consolidated financial statements in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We enter into product development agreements with collaborators for the research and development of therapeutic products. The terms of these agreements may include nonrefundable signing and licensing fees, funding for research, development and manufacturing, milestone payments, and royalties on any product sales derived from collaborations. We assess these multiple elements in accordance with the Financial Accounting Standards Board, or FASB ASC 605 Revenue Recognition, in order to determine whether particular components of the arrangement represent separate units of accounting.

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

For the year ended December 31, 2016, Company recognized $29,000 of royalty revenue from its Purdue Collaboration Agreement. No royalty revenue was recognized for the years ended December 31, 2015 and 2014. The Company will continue to recognize royalty revenue upon the sale of the relevant products, provided there are no remaining performance obligations under the arrangement.

On October 28, 2016, in satisfaction of our payment obligation of the proceeds of sale or disposition of the Intermezzo assets to the former Transcept stockholders under the Merger Agreement, we executed a royalty sharing agreement, or the Royalty Sharing Agreement, with the Special Committee, a committee established in connection with the Merger. Under the Royalty Sharing Agreement, we agreed to pay to the former Transcept stockholders fifty percent of all royalty income received by us pursuant to the Purdue Collaboration Agreement, net of all costs, fees and expenses incurred by us in connection with the Purdue Collaboration Agreement, related agreements, the Intermezzo product and the administration of the royalty income to the Transcept stockholders. We recognize all royalty income received from Purdue Pharma upon the sale of Intermezzo.

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

We determined whether the performance obligations under the collaborative research and license agreement, we entered into with Allergan, or the Allergan Collaboration Agreement, could be accounted for separately or as a single unit of accounting. We determined that the license, participation on steering committees and research and development services performance obligations during the research period of the Allergan Collaboration Agreement represented a single unit of accounting. As we could not reasonably estimate its level of effort, we recognized revenue from the upfront payment, milestone payment and research and development services payments using the contingency-adjusted performance model over the expected development period. The development period was completed in June 2010. Under this model, when a milestone was earned or research and development services were rendered, revenue was immediately recognized on a pro-rata basis in the period the milestone was achieved or services were delivered based on the time elapsed from the effective date of the agreement. Thereafter, the remaining portion was recognized on a straight-line basis over the remaining development period. We have determined that each potential future clinical, regulatory and commercialization milestone is substantive. In making this determination, pursuant to the accounting guidance on revenue recognition for milestone payments, we considered and concluded that each individual milestone: (i) relates solely to the past performance of the intellectual property to achieve the milestone; (ii) is reasonable relative to all of the deliverables and payment terms in the arrangement; and (iii) is commensurate with the enhanced value of the intellectual property as a result of the milestone achievement. As our obligations under this arrangement have been completed, all future milestones, which are all considered substantive, will be recognized as revenue when achieved.

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

We did not enter into any significant multiple element arrangements or materially modify any of our other existing multiple element arrangements during the years ended December 31, 2016, 2015 or 2014. We record deferred revenue when payments are received in advance of the culmination of the earnings process. This revenue is recognized in future periods when the applicable revenue recognition criteria have been met.

Marketable Securities

We consider all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held primarily in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We classified all of its marketable securities at December 31, 2016 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period we intend to hold such securities. Available-for-sale securities are maintained by an investment manager and consist of U.S. treasury and government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized or accreted to interest expense or income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income or expense. There were no realized gains or losses on marketable securities recognized for the year ended December 31, 2016.

We review marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations and comprehensive loss if we have experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that we will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity and duration of the impairment and changes in value subsequent to the end of the period. There were no other-than-temporary impairments of investments recognized for the year ended December 31, 2016.

Accrued Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed for us and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us periodically in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated expenses include fees paid to:

•	CROs, in connection with clinical trials;
•	contract manufacturing organizations, or CMOs, with respect to clinical material supply;
•	vendors in connection with preclinical development and operational activities; and
•	legal and other professional service providers.

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

Stock-Based Compensation

We account for our stock-based awards in accordance with ASC 718, Compensation—Stock Compensation, or ASC 718, which requires all stock-based payments to employees, including grants of employee stock options, modifications to existing stock options, and restricted stock unit awards, to be recognized as expense based on their fair values. We recognize the compensation cost of awards subject to performance-based vesting conditions over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance. If achievement of the performance condition is not probable, but the award will vest based on the service condition, we recognize the expense over the requisite service period. We account for stock-based awards to non-employees using the fair value method on a straight-line basis over the associated service period of the award.

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

We also estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from estimates. We use historical data to estimate pre-vesting option forfeitures to the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the consolidated financial statements is based on awards that are ultimately expected to vest. For the years ended December 31, 2016 and 2015, we applied an estimated forfeiture rate of approximately 9%.

See Note 2 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Between May 2014 and May 2016, the FASB issued three ASUs changing the requirements for recognizing and reporting revenue, together, herein referred to as the “Revenue ASUs”: (i) ASU No. 2014-09, Revenue from Contracts with Customers, or the ASU 2014-09”, (ii) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), or the ASU 2016-08” and (iii) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, or the ASU 2016-12. ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-12 provides practical expedients and improvements on the previously narrow scope of ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, or the “ASU 2015-14”. ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within, beginning after December 15, 2017. All subsequent ASUs related to ASU 2014-09, including ASU 2016-08 and ASU 2016-12, assumed the deferred effective date enforced by ASU 2015-14. Early adoption of the Revenue ASUs is permitted for annual periods, and interim periods within, beginning after December 15, 2016. A reporting entity may apply the amendments in the Revenue ASUs using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or full retrospective approach. We are evaluating the full impact of the adoption of the standard to its consolidated financial position and results of operations.  We do not believe adoption of these standards will have a material impact on our consolidated financial statements based on initial evaluation of historical revenue recognized under our two ongoing collaboration agreements. The new standard may have a material impact on the timing of recognition of future revenue, if any, earned under the Allergan Collaboration Agreement, but it is not expected to impact future revenue, if any, earned under the Purdue Collaboration Agreement.  We plan to elect the full retrospective application as our transition method.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation. In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several areas of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either liabilities or equity and classification of excess tax benefits on the statement of cash flows. This guidance also permits a new entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, and early adoption is permitted. We adopted this ASU as of January 1, 2017. The adoption of this standard is expected to impact income tax footnote disclosures. Upon adoption of the standard, we expect to make a policy election on forfeiture simplification. As such, we expect to record a cumulative-effect adjustment to equity of $0.7 million upon adoption.

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements-Going Concern. The amendments in this update apply to all reporting entities and require an entity’s management, in connection with preparing financial statements for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for annual periods ending after December 15, 2016. We adopted this standard for the year ended December 31, 2016. Based on the results of our analysis, no additional disclosures were required.

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

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16. The amendments in ASU 2016-16 require an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time that the transfer occurs. Current guidance does not require recognition of tax consequences until the asset is eventually sold to a third party. ASU 2016-16 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted as of the first interim period presented in a year. A reporting entity must apply the amendments in ASU 2016-16 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We are evaluating the impact of the adoption of ASU 2016-16 on January 1, 2018 to our consolidated financial position and results of operations. We do not expect the adoption of ASU 2016-16 to have a material impact on our consolidated financial position or results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, or ASU 2016-18. The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. We are currently evaluating the impact the adoption of the ASU will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, or ASU 2017-04. The amendments in ASU 2017-04 eliminate the current two-step approach used to test goodwill for impairment and require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years, including interim periods within, beginning after December 15, 2019 (upon the first goodwill impairment test performed during that fiscal year). Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. A reporting entity must apply the amendments in ASU 2017-04 using a prospective approach. We do not expect the adoption of ASU 2017-04 to have a material impact to our consolidated financial position or results of operations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future years (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$3,919	$823	$2,502	$594	$—
Licenses	300	25	50	50	175
Long-term debt	40,000	—	14,952	25,048	—
Total contractual cash obligations	$44,219	$848	$17,504	$25,692	$175

Lease

We lease our Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases, expiring in 2021 and 2024, respectively.

We executed an amended lease agreement on our Boston office space in July 2016. The amended lease agreement adds 4,153 rentable square feet of office space and extends the original lease term by two years. The total revised lease commitment of $3.4 million is over a remaining five-year lease term.  In accordance with the amended lease agreement, we paid a security deposit of $0.1 million.  We are required to make additional payments under the facility operating leases for taxes, insurance, and other operating expenses incurred during the operating lease period.

We executed an amended lease agreement on our King of Prussia office space in October 2016.  The amended lease agreement is for 19,708 rentable square feet of office space for a total commitment of $3.5 million. The total lease commitment is over a seven-year and seven-month lease term. The lease contains rent escalation and a partial rent abatement period, which will be accounted for as rent expense under the straight-line method.  We are required to make additional payments under the facility operating lease for taxes, insurance, and other operating expenses incurred during the lease period. The $3.5 million obligation is not included within the above table as we do not control the space as of December 31, 2016. Included within the above table is our current obligation at our King of Prussia office space.

Licenses

Under a license agreement with Tufts University, we are required to make aggregate regulatory milestone payments of up to $300,000 associated with the first Phase 3 clinical trials, filing of an NDA, and approval of its first product candidate, $50,000 of which has been paid. We are also obligated to pay Tufts a minimum royalty in the amount of $25,000 per year. We also agreed to pay Tufts royalties based on gross sales of products, as defined in the agreement, ranging in the low single digits depending on the applicable field of use for such product sale. Also, if we enter into a sublicense under the agreement, based on the applicable field of use for such product, we agreed to pay Tufts a percentage, ranging from 10% to 14% (ten percent to fourteen percent) of that portion of any sublicense issue fees or maintenance fees received by us that are reasonably attributable to the sublicense of the rights granted to us under the Tufts License Agreement  and the lesser of a percentage, ranging from the low tens to the high twenties based on the applicable field of use for such product, of the royalty payments made to us by the sublicensee or the amount of royalty payments that would have been paid by us to Tufts if we had sold the product.

In September 2009, we and Novartis International Pharmaceutical Ltd., or Novartis, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. We and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, European Medicines Agency, or EMA, or any regulatory agency. This right of negotiation exists only to the extent we had not previously granted such commercialization rights related to omadacycline to another third party as of any such approval. We also agreed to pay Novartis a 0.25% royalty based on annual net sales of our omadacycline products. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $3.6 million for the year ended December 31, 2016 and 2015 included within “Other Long Term Liabilities” on our consolidated balance sheet. There are no other payment obligations to Novartis under either the Novartis Agreement or the Novartis Letter Agreement.

Long-Term Debt

On September 30, 2015, we entered into the Loan Agreement with Hercules, certain other lenders, and Hercules Technology Growth Capital, Inc. (as agent).  Under the Loan Agreement, Hercules will provide us with access to the Term Loan. We initially drew a principal amount of $20.0 million, which was funded on September 30, 2015. The Term Loan is repayable in monthly installments commencing on April 1, 2018 through maturity on September 1, 2020. The interest rate is equal to the greater of (i) 8.5%, or (ii) the sum of 8.5%, plus the “prime rate” as reported in The Wall Street Journal minus 5.75% per annum.

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

On December 12, 2016, we entered into the Loan Agreement Amendment. The Loan Agreement Amendment extended the date on which we must begin making amortization payments under the Loan Agreement from April 1, 2018 to January 1, 2019, or the Amortization Date. Upon commencement of the Amortization Date, we will make amortization payments based upon an amortization schedule equal to thirty consecutive months, with the balance of outstanding loans due on the original maturity date of the Loan Agreement.  The Loan Agreement Amendment also increased the amount that we may borrow by $10.0 million, from up to $40.0 million to up to $50.0 million in multiple tranches.  The Additional Tranche, is available at our option through September 15, 2017 but conditioned upon us completing either a second Phase 3 clinical evaluation of omadacycline in patients with ABSSI or in patients with CABP that is supportive of us making a NDA filing with the FDA. If drawn, the Additional Tranche shall bear interest and have the same maturity as all other loans outstanding under the Loan Agreement.  We borrowed the first tranche of $20.0 million upon the closing of the Loan Agreement on September 30, 2015 and, concurrently with the closing of the Loan Agreement Amendment, we borrowed an additional $20.0 million under the Loan Agreement. In connection with the Loan Agreement Amendment, we paid Hercules a $0.4 million amendment fee.

In connection with the Loan Agreement Amendment, we issued Loan Amendment Warrants to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. which together are exercisable for an aggregate of 37,148 shares of our common stock and each carry an exercise price of $13.46 per share. Additionally, upon the Additional Tranche funding date, we will issue an additional warrant to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. which together will be exercisable for an aggregate number of shares equal to $125,000 divided by the arithmetic mean of our daily closing price per share for the ten trading days preceding the Additional Tranche funding date and each carry an exercise price equal to the arithmetic mean of our daily closing price per share for the ten trading days preceding the Additional Tranche funding date, or the Conditional Warrants and together with the Loan Amendment Warrants, the Warrants. Each Warrant may be exercised on a cashless basis. The Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years from the date of issuance or the consummation of certain acquisitions as set forth in the Warrants. The number of shares for which the Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrants.

An end of term charge equal to 4.5% of the issued principal balance of the Term Loan under the Loan Agreement Amendment is payable at maturity, including in the event of any prepayment, and is being accrued as interest expense over the term of the loan using the effective interest method. Borrowings under the Loan Agreement and Loan Agreement Amendment are collateralized by substantially all of our assets.

If we repay all or a portion of the term loans prior to maturity, in addition to the end of term charge, we will pay Hercules a prepayment fee as follows: (i) 2.0% of the then outstanding principal amount if the prepayment occurs prior to January 1, 2019 or (ii) no fee if the prepayment occurs on or after January 1, 2019.

The principal of the Term Loan, which is not due within 12 months of December 31, 2016, has been classified as long-term as we determined that a material adverse effect resulting in Hercules exercising its rights under the subjective acceleration clause is remote. See Note 16, Long-Term Debt, in the accompanying notes to the consolidated financial statements for further description.

Contract Service Providers

In the course of normal business operations, we also have agreements with contract service providers to assist in the performance of research and development, clinical trials, manufacturing and other activities for operating purposes which are cancelable at any time by us, generally upon 30 days’ prior written notice. These payments are not included in this table of contractual obligations.

We could also enter into additional collaborative research, contract research, manufacturing, supplier and contractor agreements in the future, which may require upfront payments and/or long-term commitments of cash.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not enter into financial instruments for trading or speculative purposes. Our cash, cash equivalents and investments balance as of December 31, 2016 consisted of cash and cash equivalents and U.S. treasury and government agency securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 10% of total liabilities as of December 31, 2016.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Paratek Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Paratek Pharmaceuticals, Inc. as of December 31, 2016, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paratek Pharmaceuticals, Inc. at December 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Paratek Pharmaceutical Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Paratek Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Paratek Pharmaceuticals, Inc. as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2015. Paratek Pharmaceuticals, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paratek Pharmaceuticals, Inc. as of December 31, 2015 and the results of their operations and cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Vienna, Virginia

March 9, 2016

Paratek Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except for share and par value)

	Year Ended December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$52,962	$131,302
Marketable securities	75,076	—
Restricted cash	817	2,443
Other receivables	323	745
Prepaid and other current assets	2,922	7,927
Total current assets	132,100	142,417
Long-term restricted cash	250	250
Fixed assets, net	1,188	779
Intangible assets, net	1,015	1,349
Goodwill	829	829
Other long-term assets	350	294
Total assets	$135,732	$145,918
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable and other accrued expenses	$10,790	$6,443
Accrued contract research	9,566	11,583
Current portion of Intermezzo reserve	56	2,476
Total current liabilities	20,412	20,502
Long-term debt	38,974	19,565
Contingent obligations	655	1,000
Other liabilities	4,099	3,611
Total liabilities	64,140	44,678
Commitments and contingencies (Note 18)
Stockholders’ equity
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,358,637 and 17,608,615 issued and outstanding at December 31, 2016 and 2015, respectively	23	17
Additional paid-in capital	451,947	369,949
Accumulated other comprehensive loss	(16)	—
Accumulated deficit	(380,362)	(268,726)
Total stockholders’ equity	71,592	101,240
Total liabilities, preferred stock and stockholders’ equity	$135,732	$145,918

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue
Research and development collaborations	$—	$—	$4,342
Royalty revenue	29	—	—
Total revenue	29	—	4,342
Operating expenses:
Research and development	83,460	50,765	5,014
General and administrative	26,400	19,988	5,848
Impairment of intangible assets	—	2,860	—
Merger-related costs	—	—	1,278
Changes in fair value of contingent consideration	(345)	(3,560)	—
Total operating expenses	109,515	70,053	12,140
Loss from operations	(109,486)	(70,053)	(7,798)
Other income and expenses:
Interest income	1,069	—	—
Interest expense	(3,223)	(770)	(718)
Loss on exchange of non-convertible notes for common stock	—	—	(9,020)
(Loss) gain on mark-to-market of notes and warrants	—	—	(120)
Other gains (and losses), net	4	(37)	(179)
Net loss	(111,636)	(70,860)	(17,835)
Unaccreted dividends on convertible preferred stock	—	—	(1,927)
Net loss attributable to common stockholders	(111,636)	(70,860)	(19,762)
Other comprehensive loss
Unrealized loss on available-for-sale securities, net of tax	(16)	—	—
Other comprehensive loss	(16)	—	—
Comprehensive loss	$(111,652)	$(70,860)	$(19,762)
Net loss per share attributable to common stockholders:
Basic and diluted net loss per common share	$(5.51)	$(4.29)	$(7.82)
Weighted average common shares outstanding
Basic and diluted	20,253,082	16,501,912	2,528,595

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred	Common Stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’ Equity
	Stock	Shares	Amount	Capital	income (loss)	Deficit	(Deficit)
Balances at December 31, 2013	$80,565	67,500	$—	$65,698	$—	$(180,031)	$(114,333)
Issuance of common stock under stock option plan	—	67,500	—	290	—	—	290
Issuance of new Series A convertible preferred stock in exchange for previously issued preferred stock and convertible notes	21,140	—	—	—	—	—	—
Convertible preferred stock exchanged for common stock	(101,705)	3,249,231	3	101,702	—	—	101,705
Non-convertible note exchanged for common stock	—	1,335,475	1	15,393	—	—	15,394
Warrants for preferred stock exchanged for warrants for common stock	—	—	—	40	—	—	40
Issuance of common stock in the Merger	—	1,629,464	2	19,784	—	—	19,786
Issuance of common stock, net of expenses	—	8,068,766	8	89,753	—	—	89,761
Stock-based compensation expense	—	—	—	416	—	—	416
Net loss	—	—	—	—	—	(17,835)	(17,835)
Balances at December 31, 2014	—	14,417,936	14	293,076	—	(197,866)	95,224
Exercise of stock options	—	56,897	1	246	—	—	247
Issuance of common stock, net of expenses	—	3,133,782	2	71,277	—	—	71,279
Issuance of warrants for common stock	—	—	—	288	—	—	288
Stock-based compensation expense	—	—	—	5,062	—	—	5,062
Net loss	—	—	—	—	—	(70,860)	(70,860)
Balances at December 31, 2015	—	17,608,615	17	$369,949	$—	(268,726)	101,240
Exercise of stock options	—	2,508	—	11	—	—	11
Issuance of common stock, net of expenses	—	5,747,514	6	70,924	—	—	70,930
Issuance of warrants for common stock	—	—	—	271	—	—	271
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(16)	—	(16)
Stock-based compensation expense	—	—	—	10,792	—	—	10,792
Net loss	—	—	—	—	—	(111,636)	(111,636)
Balances at December 31, 2016	$—	23,358,637	23	$451,947	$(16)	$(380,362)	$71,592

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(111,636)	$(70,860)	$(17,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,303	714	196
Stock-based compensation expense	10,792	5,062	706
Noncash interest expense	241	548	770
Impairment of intangible assets	—	2,860	—
Change in fair value of contingent consideration	(345)	(3,560)	—
Loss on exchange of non-convertible notes for common stock	—	—	9,020
Loss (gain) on mark-to-market on convertible notes and preferred stock warrants	—	—	120
Other gains, net	—	17	(3)
Changes in operating assets and liabilities, net of effects of merger	—	—	—
Accounts receivable, prepaid, and other current assets	4,960	(2,705)	(4,764)
Accounts payable and accrued expenses	2,062	14,021	(6,401)
Other liabilities and other assets	(2,475)	(779)	—
Deferred revenue	—	—	(342)
Net cash used in operating activities	(94,098)	(54,682)	(18,533)
Investing activities
Cash acquired in connection with the Merger	—	—	13,688
Purchase of fixed assets	(690)	(856)	—
Purchase of marketable securities	(135,799)	—	—
Proceeds from maturities of marketable securities	60,106	—	—
Decrease in restricted cash	1,626	253	—
Other investing activities	—	—	(21)
Net cash (used in) provided by investing activities	(74,757)	(603)	13,667
Financing activities
Proceeds from exercise of stock options	11	247	—
Proceeds from issuance of long-term debt, net of costs and debt discount	19,574	19,205	—
Proceeds from issuance of common stock, net	70,930	71,279	89,761
Proceeds from bridge loan—related party	—	—	5,100
Proceeds from issuance of non-convertible note	—	—	5,480
Refund of prefunding for financing	—	—	(831)
Net cash provided by financing activities	90,515	90,731	99,510
Net increase (decrease) in cash	(78,340)	35,446	94,644
Cash at beginning of year	131,302	95,856	1,212
Cash at end of year	$52,962	$131,302	$95,856
Supplemental disclosure of noncash financing activities
Convertible preferred stock exchanged for common stock	$—	$—	$101,705
Fair value of warrants issued	$271	$288	$—
Issuance of new Series A convertible preferred stock in exchange for previously issued preferred stock and convertible notes	$—	$—	$21,140
Non-convertible note exchanged for common stock	$—	$—	$15,394
Settlement of bridge loan	$—	$—	$5,100
Conversion of prefunding to non-convertible note	$—	$—	$520
Supplemental disclosure of cash flow information
Cash paid for interest	$1,582	$292	$—

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	Organization

Paratek Pharmaceuticals, Inc., or the Company or Paratek, is a Delaware corporation with its corporate office in Boston, Massachusetts and an office in King of Prussia, Pennsylvania. The Company is a clinical stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics based upon tetracycline chemistry.  The Company has used its expertise in biology and tetracycline chemistry to create chemically diverse and biologically distinct small molecules derived from the minocycline core structure. The Company’s two lead product candidates are the antibacterials omadacycline and sarecycline. The Company has generated innovative small molecule therapeutic candidates based upon medicinal chemistry-based modifications, according to structure-based activity, of all positions of the core tetracycline molecule. These efforts have yielded molecules with broad-spectrum antibiotic properties and narrow-spectrum antibiotic properties, and molecules with potent anti-inflammatory properties to fit specific therapeutic applications. This proprietary chemistry platform has produced many compounds that have shown interesting characteristics in various in vitro and in vivo efficacy models. Omadacycline and sarecycline are examples of molecules that were synthesized from this chemistry discovery platform.

Omadacycline is the first in a new class of aminomethylcycline antibiotics. Omadacycline is a broad-spectrum, well-tolerated once-daily oral and intravenous, or IV, antibiotic. The Company believes that omadacycline has the potential to become the primary antibiotic choice of physicians for use as a broad-spectrum monotherapy antibiotic for acute bacterial skin and skin structure infections, or ABSSSI, community-acquired bacterial pneumonia, or CABP, urinary tract infection, or UTI, and other serious community-acquired bacterial infections, where resistance is of concern. The Company believes omadacycline, if approved, will be used in the emergency room, hospital and community care settings. The Company has designed omadacycline to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad spectrum antibacterial activity, oral and IV formulations with once-daily dosing, no known drug interactions, and a favorable safety and tolerability profile.

Omadacycline entered Phase 3 clinical development in June 2015 for the treatment of ABSSSI and in November 2015 for the treatment of CABP.  Both of these studies utilized initiation of IV therapy with transitions to oral based therapy on clinical response.  During the conduct of these studies, an independent data safety monitoring board, or DSMB, completed multiple planned reviews of the safety data.  Following each meeting, the DSMB recommended that the studies continue without modification to the protocols or study conduct.  In June 2016, the Company announced positive top-line efficacy and safety data for the ABSSSI study and initiated a Phase 3 clinical study with oral-only administration of omadacycline in ABSSSI compared to oral-only linezolid in August 2016.  In January 2017, the Company announced completion of enrollment in the CABP study and anticipates top-line results early in the second quarter of 2017. The Company anticipates top-line results for the oral-only ABSSSI study as early as the late second quarter of 2017.

The Company also recently completed clinical Phase 1 studies with omadacycline that are needed for inclusion in the planned New Drug Application, or NDA, regulatory filing with the FDA. In these Phase 1 studies, omadacycline was generally safe and well-tolerated, consistent with prior Phase 1 studies. In May 2016, the Company initiated its first oral-only and IV-to-oral study of omadacycline dosed for five days in a Phase 1b clinical study in patients with a UTI. This Phase 1b UTI study was recently completed.  Data from this study showed that omadacycline achieved proof of principle, by demonstrating high concentration levels of omadacycline in urine, across IV-to-oral and oral-only dosing regimens.

The Company’s second Phase 3 antibacterial product candidate, sarecycline, also known as WC3035, is a new, once-daily, tetracycline-derived compound designed for use in the treatment of acne and rosacea. The Company believes that, based upon the data generated to-date, sarecycline possesses favorable anti-inflammatory activity, plus narrow-spectrum antibacterial activity relative to other tetracycline-derived molecules, oral bioavailability, does not cross the blood-brain barrier, and favorable PK properties that the Company believes make it particularly well-suited for the treatment of inflammatory acne in the community setting.  The Company has exclusively licensed U.S. development and commercialization rights to sarecycline for the treatment of acne to Allergan plc, or Allergan, while retaining development and commercialization rights in the rest of the world.  Allergan has informed the Company that sarecycline entered Phase 3 clinical trials for the treatment of acne vulgaris in December 2014 and anticipates that top-line data from the Phase 3 trial of sarecycline will be available in the first half of 2017.  The Company also granted Allergan an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States, which converted to a non-exclusive license in December 2014 after Allergan did not exercise its development option with respect to rosacea.  There are currently no clinical trials with sarecycline in rosacea underway.

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

Immediately prior to the Merger, Old Paratek sold 8,068,766 shares of its common stock for an aggregate purchase price of $93.0 million to certain existing Paratek stockholders and certain new investors in Paratek, or the Financing. Immediately prior to the closing of the Financing, the $6.0 million in aggregate principal amount outstanding under, and all accrued interest on, the nonconvertible senior secured promissory notes issued in March 2014, or the 2014 Notes, converted into 1,335,632 shares of Old Paratek’s common stock based on a conversion price of $0.778 per share. Further, and also immediately prior to the closing of the Financing, each share of Old Paratek’s preferred stock outstanding at that time was converted into shares of Old Paratek’s common stock at a ratio determined in accordance with Paratek’s certificate of incorporation then in effect. The parties to the Financing and to the conversion of the 2014 Notes include officers, employees and directors of Paratek, making these transactions related party in nature.

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

The Company has incurred significant losses since inception in 1996. The Company has generated an accumulated deficit of $380.4 million through December 31, 2016 and will require substantial additional funding in connection with the Company’s continuing operations to support commercial activities associated with its lead product candidate, omadacycline. Based upon the Company’s current operating plan, it anticipates that cash, cash equivalents and available for sale marketable securities of $128.0 million will enable the Company to fund operating expenses and capital expenditure requirements through the first half of 2018. The Company expects to finance future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding.  The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB, and pursuant to the rules and regulations of the Securities Exchange Commission, or SEC. Certain reclassifications were made to conform to the current presentation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in accounting for, among other items, intangible assets, goodwill, contingent liabilities, stock-based compensation arrangements, clinical accruals, useful lives for depreciation and amortization of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

During the year ended December 31, 2016, the Company changed one of its intangible assets’ estimated useful life to better reflect the estimated periods during which the asset will remain in service. Refer to “Valuation of Other Long-Lived Intangible Assets” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results or Operations,” for further details.

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

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company classified all of its marketable securities at December 31, 2016 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period we intend to hold such securities. Available-for-sale securities are maintained by an investment manager and consist of U.S. treasury and government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized or accreted to interest expense or income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income or expense. There were no realized gains or losses on marketable securities recognized for the year ended December 31, 2016.

The Company reviews marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations and comprehensive loss if the Company has experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that the Company will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and changes in value subsequent to the end of the period. There were no other-than-temporary impairments of investments recognized for the year ended December 31, 2016.

Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC 820, Fair Value Measurements and Disclosures, or ASC 820, establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2—Valuations based on quoted prices for similar assets or liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations that require inputs that reflect the Company’s own assumptions that are both significant to the fair value measurement and unobservable.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Items measured at fair value on a recurring basis include marketable securities (Note 7, Cash and Cash Equivalents and Marketable Securities, and Note 14, Fair Value Measurements) and contingent consideration (Note 14, Fair Value Measurements). The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

Restricted Cash

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash, restricted cash, and accounts receivable. The Company places its cash in an accredited financial institution and this balance is above federally insured amounts. The Company has no off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements. For the year ended December 31, 2016, revenue consisted of royalty income in connection with the collaboration agreement the Company entered into with Purdue Pharma, L.P., or Purdue Collaboration Agreement. No revenue was recorded for the year ended December 31, 2015. For the year ended December 31, 2014, Allergan represented 92% of research and development revenue.

Fixed Assets

Fixed assets, including leasehold improvements, are recoded at cost and depreciated when placed into service using the straight-line method, based on their estimated useful lives as follows:

Estimated useful Life In Years
Laboratory equipment	5
Office equipment	5
Computer equipment	3
Computer software	3

In addition, leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the respective lease on a straight-line basis.

Costs for capital assets not yet placed into service have been capitalized as construction-in-progress and will be depreciated in accordance with the above guidelines once placed into service. The Company reviews our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If impairment is indicated, the asset will be written down to its estimated fair value on a discounted cash flow basis. Upon sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in results of operations. Repair and maintenance costs are expensed as incurred.

Valuation of Other Long-Lived Intangible Assets

The Company’s finite-lived intangible assets are stated at cost less accumulated amortization. The Company calculates amortization expense by the straight-line method using estimated useful lives of the related assets, which range from three to thirteen years. The Company reviews finite-lived assets for impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset (or asset group) may not be recoverable. The Company’s impairment review is based on an estimate of the undiscounted cash flows at the lowest level for which identifiable cash flows exist and impairment occurs when the book value of the asset exceeds the estimated future undiscounted cash flows generated by the asset. When an impairment is indicated, a charge is recorded for the difference between the book value of the asset and its fair value. Depending on the asset, estimated fair value may be determined either by use of a discounted cash flow model, or by reference to estimated selling values of assets in a similar condition.

In accordance with the Company’s policy, the Company reviews the estimated useful lives of its long-lived intangible assets on an ongoing basis.

Valuation of Goodwill

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is inherently subjective in nature and often involves the use of significant estimates and assumptions based on known facts and circumstances at the time we perform the valuation. The use of different assumptions, inputs and judgments or changes in circumstances could materially affect the results of the valuation and could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. The Company did not record an impairment charge relating to goodwill for the years ended December 31, 2016, 2015 and 2014.

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

Leases

The company leases our facilities under non-cancelable operating leases that expire at various dates through 2024. The leases contain rent escalation and rent holiday, which are being accounted for as rent expense under the straight-line method. Deferred rent is included in accounts payable and other accrued expenses in the consolidated balance sheet. As of December 31, 2016, the company recorded a lease incentive obligation on the consolidated balance sheets representing a landlord incentive to reimburse the Company up to $0.2 million for construction on additional lease space in accordance with the company’s executed amended lease agreement at its Boston office location. These amounts are treated as reduction to rent expense over the lease term.

Revenue Recognition

The Company enters into product development agreements with collaborators for the research and development of therapeutic products. The terms of these agreements may include nonrefundable signing and licensing fees, funding for research, development and manufacturing, milestone payments and royalties on any product sales derived from collaborations. The Company assesses these multiple elements in accordance with the FASB, Accounting Standards Codification, or ASC 605, Revenue Recognition, in order to determine whether particular components of the arrangement represent separate units of accounting.

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

For the year ended December 31, 2016, Company recognized $29,000 of royalty revenue from its Purdue Collaboration Agreement. No royalty revenue was recognized for the years ended December 31, 2015 and 2014. The Company will continue to recognize royalty revenue upon the sale of the relevant products, provided there are no remaining performance obligations under the arrangement.

On October 28, 2016, in satisfaction of the Company’s payment obligation of the proceeds of sale or disposition of the Intermezzo assets to the former Transcept stockholders under the Merger Agreement, the Company executed the Royalty Sharing

Agreement. Under the Royalty Sharing Agreement, the Company agreed to pay to the former Transcept stockholders fifty percent of all royalty income received by the Company pursuant to the Purdue Collaboration Agreement, net of all costs, fees and expenses incurred by the Company in connection with the Purdue Collaboration Agreement, related agreements, the Intermezzo product and the administration of the royalty income to the Transcept stockholders. The Company recognizes all royalty income received from Purdue upon the sale of Intermezzo.

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

The Company did not enter into any significant multiple element arrangements or materially modify any of its existing multiple element arrangements during the years ended December 31, 2016, 2015 and 2014, except for the termination of an existing collaborative research, license and commercialization agreement with a leading global animal health provider and the termination of the SNBL License Agreement. For further information, see Note 5, License and Collaboration Agreements.

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

The company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves are based on a determination of whether and how much of a tax benefit taken by the company in its tax filing is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions recorded as components of income tax expense. To date, the Company has not taken any uncertain tax position or recorded any reserves, interest or penalties.

Stock-Based Compensation

The Company accounts for its stock-based awards in accordance with ASC 718, Compensation—Stock Compensation, or ASC 718, which requires all stock-based payments to employees, including grants of stock options, modifications to existing stock options, and restricted stock unit awards, to be recognized as expense based on their fair values. The Company recognizes the compensation cost of awards subject to performance-based vesting conditions over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance using the accelerated attribution method. If achievement of the performance condition is not probable, but the award will vest based on the service condition, the Company recognizes the expense over the requisite service period. A change in the Company's estimate of the probable outcome of a performance condition is accounted for in the period of the change by recording a cumulative catch-up adjustment. The Company accounts for stock-based awards to non-employees using the fair value method on a straight-line basis over the associated service period of the award. The Company expenses restricted stock unit awards to employees based on the fair value of the award on a straight-line basis over the associated service period of the award.

Share-based payments issued to non-employees are recorded at their fair values, are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505 (ASC 505), Equity.

The Company estimates the fair value of its stock-based awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (1) the expected volatility of stock, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the lack of a public market for the Company’s common stock prior to completion of reverse merger on October 30, 2014, and resulting lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, the Company has selected companies with characteristics that are comparable, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period as the calculated expected term of its stock-based awards. During 2015, the Company began to blend its stock price history, for the length of time it has market data for its stock, with the historical volatility of similar public companies for the expected term of each grant. The Company has estimated the expected life of its employee stock options as the average of the midpoints between vesting exercise date for each vesting-trance and the contractual term of the options as the last available exercise date of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.

The Company also estimates forfeitures at the time of grant and revises those estimates, with any difference recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the consolidated financial statements is based on awards that are ultimately expected to vest. For the years ended December 31, 2016 and 2015, the Company applied an estimated forfeiture rate of approximately 9%.

Comprehensive Income (Loss)

Comprehensive income (Loss) is defined as the change in non-owner sources of equity of a business enterprise durind a period from transactions, other events and circumstances and currently consists of net loss and changes in unrealized gains and losses on available-for-sale securities.

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

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Refer to the Notes below for further details on subsequent events.

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

Between May 2014 and May 2016, the FASB issued three ASUs changing the requirements for recognizing and reporting revenue, or together, herein referred to as the Revenue ASUs: (i) ASU No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, (ii) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), or ASU 2016-08, and (iii) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12. ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-12 provides practical expedients and improvements on the previously narrow scope of ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, or ASU 2015-14. ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within, beginning after December 15, 2017. All subsequent ASUs related to ASU 2014-09, including ASU 2016-08 and ASU 2016-12, assumed the deferred effective date enforced by ASU 2015-14. Early adoption of the Revenue ASUs is permitted for annual periods, and interim periods within, beginning after December 15, 2016. A reporting entity may apply the amendments in the Revenue ASUs using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or full retrospective approach. The Company is evaluating the complete impact of the adoption of the Revenue ASUs on January 1, 2018 to its consolidated financial position and results of operations. Based on the Company’s current assessment of the effect of the new standard on historical revenue under its two current collaboration agreements that is related to upfront and milestone payments, the Company believes these historical amounts will not have a material impact on its consolidated financial statements. The new standard may have a material impact on future revenue to be recognized under the Company’s Allergan Collaboration Agreement. The Company does not believe the new standard will have a material impact on revenue recognized related to its Purdue Collaboration Agreement.  The Company expects to elect the full retrospective application as its transition method.

In June 2014, the FASB issued ASU 2014-12 Compensation—Stock Compensation. In March 2016, the FASB issued ASU 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several areas of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either liabilities or equity and classification of excess tax benefits on the statement of cash flows. This guidance also permits a new entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, and early adoption is permitted. The Company adopted this ASU as of January 1, 2017. The adoption of this standard is expected to impact income tax footnote disclosures. Upon adoption of the standard, the Company expects to make a policy election to realize forfeitures as they occur. As such, the Company expects to record a cumulative-effect adjustment to equity of $0.7 million upon adoption.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements-Going Concern. The amendments in this update apply to all reporting entities and require an entity’s management, in connection with preparing financial statements for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for annual periods ending after December 15, 2016. The Company adopted this standard for the year ended December 31, 2016. Based on the results of the Company's analysis, no additional disclosures were required.

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

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16. The amendments in ASU 2016-16 require an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time that the transfer occurs. Current guidance does not require recognition of tax consequences until the asset is eventually sold to a third party. ASU 2016-16 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted as of the first interim period presented in a year. A reporting entity must apply the amendments in ASU 2016-16 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of the adoption of ASU 2016-16 on January 1, 2018 to its consolidated financial position and results of operations. The Company does not expect the adoption of ASU 2016-16 to have a material impact to its consolidated financial position or results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, or ASU 2016-18. The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company is currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, or ASU 2017-04. The amendments in ASU 2017-04 eliminate the current two-step approach used to test goodwill for impairment and require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years, including interim periods within, beginning after December 15, 2019 (upon the first goodwill impairment test performed during that fiscal year). Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. A reporting entity must apply the amendments in ASU 2017-04 using a prospective approach. The Company does not expect the adoption of ASU 2017-04 to have a material impact to its consolidated financial position or results of operations.

3.	Merger Agreement

As described in Note 1, Organization, the Company completed the Merger with Transcept on October 30, 2014 for the principal purposes of utilizing the cash resources held by Transcept to continue the development of the late-stage product candidate held by Paratek and for the access to capital markets afforded in Transcept’s public listing.

Purchase Consideration

Purchase consideration amounted to $27.2 million determined based on the fair value of the net assets exchanged detailed as follows (in thousands):

Purchase Consideration
Stock consideration	$19,786
Contingent obligations to former Transcept stockholders with respect to:
Intermezzo product rights	4,140
Intermezzo reserve	2,870
TO-2070 license rights	440
Total purchase consideration	$27,236

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

(ii)

one hundred percent of any payments received by the Company pursuant to the termination of a License Agreement with SNBL which granted the Company an exclusive worldwide license to commercialize SNBL’s proprietary nasal drug delivery technology for development of TO-2070, a proprietary nasal powder drug delivery system;

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

The contingent obligations to former Transcept stockholders as described above were recognized at fair value as of the acquisition date and were subsequently remeasured each reporting period. The change in fair value was recognized in our consolidated statements of operations.

The fair value of the contingent obligations to former Transcept stockholders prior to the second anniversary of the Merger was determined using probability-weighted scenario methodologies, employing cash-flow and sale proceeds income approaches with consideration to the potential timing of possible payments to former Transcept stockholders.

Material assumptions used to value contingent obligations to former Transcept stockholders with respect to Intermezzo product right and the associated Intermezzo reserve included:

•	probabilities associated with the various outcomes of the ongoing Abbreviated New Drug Application, or ANDA, litigation and the potential sale of Intermezzo product rights;
•	the forecasted Intermezzo product revenues and associated royalties due the Company, as well as the appropriate discount rate given consideration to the market and forecast risk involved; and
•	the potential proceeds associated with, and timing of, the sale of the Company’s Intermezzo product rights.

Material assumptions used to value contingent obligations to former Transcept stockholders with respect to Intermezzo product right and the associated Intermezzo reserve included:

•	probabilities associated with SNBL licensing the TO-2070 license rights under the SNBL Termination Agreement; and
•	potential proceeds associated with, and timing of, the potential payments in accordance with the SNBL Termination Agreement.
•	with SNBL licensing the TO-2070 license rights under the SNBL Termination Agreement; and
•	Potential proceeds associated with, and timing of, the potential payments in accordance with the SNBL Termination Agreement.

Allocation of Purchase Consideration

Purchase consideration was allocated to the net tangible and identifiable intangible assets acquired and the liabilities assumed based on their fair values as of October 30, 2014 detailed as follows (in thousands):

Allocation of Purchase Consideration
Cash	$13,688
Bridge loan from Transcept to Paratek	5,100
Restricted cash—Intermezzo reserve	3,000
Current liabilities, net	(371)
Intangible assets acquired with respect to:
Intermezzo product rights	4,550
TO-2070 license rights	440
Goodwill	829
Total purchase consideration	$27,236

Fair value of cash and other working capital accounts, including accounts receivable, other current assets, accounts payable and accrued expenses, approximates book value on acquisition. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Given the significant uncertainty concerning the ultimate disposition of both Transcept’s Intermezzo product rights and the TO-2070 license rights, the Company has estimated the fair value of the acquired identifiable intangible assets probability-weighted scenario methodologies, employing cash-flow and sale proceeds income approaches with consideration to the potential timing of possible payments to former Transcept stockholders as described above with respect to the associated contingent liabilities. Goodwill of $0.8 million resulting from the allocation of total purchase consideration represents effectively the value of Transcept’s public listing. Goodwill is not expected to be deductible for tax purposes.

Pro forma information

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the Merger had taken place as of January 1, 2014 (in thousands):

December 31, 2014
Pro forma combined revenues	$5,304
Pro forma combined net loss	$(12,733)
Pro forma basic and diluted net loss per share	$(1.02)

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

The following table presents the computation of basic and diluted net loss per share. For 2014, the table presents the computation of basic and diluted net loss per share reflecting the effect of the reverse stock split in connection with the Merger (in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator
Net loss	$(111,636)	$(70,860)	$(17,835)
Less: Unaccreted dividends on convertible preferred stock	—	—	(1,927)
Net loss attributable to common stockholders	(111,636)	(70,860)	(19,762)
Denominator
Weighted-average common shares outstanding— basic and diluted	20,253,082	16,501,912	2,528,595
Net loss per share—basic and diluted	$(5.51)	$(4.29)	$(7.82)

The following outstanding shares subject to options and warrants to purchase common stock were antidilutive due to a net loss in the years presented and, therefore, were excluded from the dilutive securities computation as of the dates indicated below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Excluded potentially dilutive securities (1):
Shares subject to options to purchase common stock	2,780,791	2,242,890	781,568
Unvested restricted stock	454,000	275,500	—
Shares subject to warrants to purchase common stock	79,454	47,426	14,734
Shares issuable under employee stock purchase plan	36,539	36,539	36,539
Totals	3,350,784	2,602,355	832,841

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the year end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

5.	License and Collaboration Agreements

Allergan plc

In July 2007, the Company and Warner Chilcott Company, Inc. (now part of Allergan), entered into a collaborative research and license agreement, or the Allergan Collaboration Agreement, under which the Company granted Allergan an exclusive license to research, develop and commercialize tetracycline products for use in the United States for the treatment of acne and rosacea. Since Allergan did not exercise its development option with respect to the treatment of rosacea prior to initiation of a Phase 3 trial for the product, the license grant to Allergan converted to a non-exclusive license for the treatment of rosacea as of December 2014. Under the terms of the Allergan Collaboration Agreement, the Company and Allergan are responsible for, and are obligated to use, commercially reasonable efforts to conduct specified development activities for the treatment of acne and, if requested by Allergan, the Company may conduct certain additional development activities to the extent the Company determines in good faith that the Company has the necessary resources available for such activities. Allergan has agreed to reimburse the Company for its costs and expenses, including third-party costs, incurred in conducting any such development activities.

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

The Company earned an upfront fee in the amount of $4.0 million upon the execution of the Allergan Collaboration Agreement, $1.0 million upon filing of an Investigational New Drug Application in 2010, and $2.5 million upon initiation of Phase 2 trials in 2012. In December 2014, the Company also earned $4.0 million upon initiation of Phase 3 trials associated with the Allergan Collaboration Agreement. In addition, Allergan may be required to pay the Company an aggregate of approximately $17.0 million upon the achievement of specified future regulatory milestones, the next being $5.0 million upon acceptance by the FDA, of a NDA, submission. Allergan is also obligated to pay the Company tiered royalties, ranging from the mid-single digits to the low double digits, based on net sales of tetracycline compounds developed under the Allergan Collaboration Agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term. Allergan’s obligation to pay the Company royalties for each tetracycline compound it commercializes under the Allergan Collaboration Agreement expires on the later of the expiration of the last to expire patent that covers the tetracycline compound in the United States and the date on which generic drugs that compete with the tetracycline compound reach a certain threshold market share in the United States.

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

The Company issued Tufts 1,024 shares of the Company’s common stock on the date of execution of the original license agreement, and the Company may be required to make certain payments of up to $0.3 million to Tufts upon the achievement by products developed under the agreement of specified development and regulatory approval milestones. The Company has already made a payment of $50,000 to Tufts for achieving the first milestone following commencement of the Phase 3 clinical trial for omadacycline. The Company is also obligated to pay Tufts a minimum royalty payment in the amount of $25,000 per year. In addition, the Company is obligated to pay Tufts royalties based on gross sales of products, as defined in the agreement, ranging in the low single digits depending on the applicable field of use for such product sale. If the Company enters into a sublicense under the agreement, based on the applicable field of use for such product, we agreed to pay. Tufts a percentage, ranging from 10% to 14% (ten percent to fourteen percent) of that portion of any sublicense issue fees or maintenance fees received by us that are reasonably attributable to the sublicense of the rights granted to us under the Tufts License Agreement and the lesser of a percentage ranging from the low tens to the high twenties based on the applicable field of use for such product, of the royalty payments made to us by the sublicensee or the amount of toyalty payments that would have been paid by us to Tufts if we had sold the product.

Unless terminated earlier, the Tufts License Agreement will expire at the same time as the last-to-expire patent in the patent rights licensed to the Company under the agreement and after any such expiration the Company will continue to have an exclusive, fully-paid-up license to such intellectual property licensed from Tufts. Tufts has the right to terminate the agreement upon 30 days’ notice should the Company fail to make a material payment under the Tufts License Agreement or commit a material breach of the agreement and not cure such failure or breach within such 30-day period, or if, after the Company has started to commercialize a product under the Tufts License Agreement, the Company ceases to carry on its business for a period of 90 consecutive days. The Company has the right to terminate the Tufts License Agreement at any time upon 180 days’ notice. Tufts has the right to convert the Company’s exclusive license to a non-exclusive license if the Company does not commercialize a product licensed under the agreement within a specified time period.

Purdue Pharma L.P.

In July 2009, the Company and Purdue Pharma L.P., or Purdue Pharma, entered into the Purdue Collaboration Agreement, that grants an exclusive license to Purdue Pharma to commercialize Intermezzo in the United States and pursuant to which:

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

In October 2014, the Company announced that its board of directors had approved a special dividend of, among other things, the right to receive, on a pro rata basis, 100% of any royalty income received by the Company pursuant to the Purdue Collaboration Agreement and 90% of any cash proceeds from a sale or disposition of Intermezzo, less fees and expenses incurred in connection with such activity, to the extent that either occurs prior to the second anniversary of the closing date of the Merger. On October 28, 2016, in satisfaction of the Company’s payment obligation of the proceeds of sale or disposition of the Intermezzo assets to the former Transcept stockholders under the Merger Agreement, the Company executed the Royalty Sharing Agreement with the Special Committee. Under the Royalty Sharing Agreement, the Company agreed to pay to the former Transcept stockholders fifty percent of all royalty income received by the Company pursuant to the Purdue Collaboration Agreement, net of all costs, fees and expenses incurred by the Company in connection with the Purdue Collaboration Agreement, related agreements, the Intermezzo product and the administration of the royalty income to the Transcept stockholders. The remaining balance of the Intermezzo Reserve, with the exception of unpaid legal fees, as well as any outstanding royalty payments was paid to former Transcept stockholders shortly after the second anniversary of the Merger.

Shin Nippon Biomedical Laboratories Ltd.

In September 2013, the Company and SNBL entered into a License Agreement, or SNBL License Agreement, pursuant to which SNBL granted the Company an exclusive worldwide license to commercialize SNBL’s proprietary nasal drug delivery technology to develop TO-2070. The Company was developing TO-2070 as a treatment for acute migraine using SNBL’s proprietary nasal powder drug delivery system. Under the SNBL License Agreement, the Company was required to fund all development and regulatory approval with respect to TO-2070. Pursuant to the SNBL License Agreement, the Company paid an upfront nonrefundable technology license fee of $1.0 million, and the Company was also obligated to pay up to an aggregate of $41.5 million upon the achievement of certain development, regulatory and sales milestones, and tiered, low double-digit royalties on annual net sales of TO-2070.

In September 2014, the Company and SNBL entered into a Termination Agreement and Release, or the SNBL Termination Agreement, pursuant to which, among other things, the SNBL License Agreement was terminated and the Company assigned all of its rights, interest and title to the TO-2070 license rights to SNBL in exchange for a portion of certain future net revenue received by SNBL as set forth in the SNBL Termination Agreement, up to an aggregate of $2.0 million.

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

Under the Novartis Letter Agreement, the Company agreed to pay Novartis $2.9 million as reconciliation of development costs and expenses. In June 2014, the Company amended the Novartis Letter Agreement, as amended, and Novartis agreed to convert the full amount of development cost share plus any accrued interest into a 0.25% royalty, to be paid from net sales received by the Company in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $3.6 million for the year ended December 31, 2016 and 2015 included within “Other Long Term Liabilities” on the Company’s consolidated balance sheet. There are no other payment obligations to Novartis under the Novartis Agreement or the Novartis Letter Agreement.

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

6. Restricted Cash

Short-term restricted cash

Intermezzo Reserve

In accordance with the Merger Agreement, the Intermezzo Reserve has been kept in a separate segregated bank account established at the closing date of the Merger. This account was utilized solely at the direction and in the discretion of the Special Committee, or its authorized delegates in connection with the Special Committee’s management of the Intermezzo assets and the potential Intermezzo asset disposition. The remainder of Intermezzo Reserve, with the exception of unpaid legal fees, was paid out to the former Transcept stockholders shortly after the second anniversary of the Merger. Approximately $0.1 million remains in the reserve as of December 31, 2016.  The reserve balance was $2.4 million as of December 31, 2015.

Letter of Credit

During the year ended December 31, 2016, the Company obtained a letter of credit in the amount of $0.8 million, which is collateralized with a bank account at a financial institution, to secure value-added tax registration in certain foreign countries. The letter of credit was cancelled by the Company subsequent to year-end. The Company plans to obtain a new letter of credit for the same value during the first quarter of 2017, depending upon currency rates.

Long-term restricted cash

Letter of Credit

The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. Refer to Note 18, Commitments and Contingencies, for further details. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of December 31, 2016 and 2015, naming the landlord as beneficiary.

7. Cash and Cash Equivalents and Marketable Securities

During 2016, the Company began investing in short-term marketable securities. The following is a summary of available-for-sale securities as of December 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. treasury securities	$62,574	$—	$(18)	$62,556
Government agencies	12,518	2	—	12,520
Total	$75,092	$2	$(18)	$75,076

No available-for-sale securities held as of December 31, 2016 have remaining maturities greater than one year.

8.	Fixed Assets, Net

Fixed assets consist of the following (in thousands):

	Estimated	December 31,
	Useful Life In Years	2016	2015
Office equipment	5	443	424
Computer equipment	3	251	288
Computer software	3	787	443
Leasehold improvements		137	210
Construction-in-progress		391	—
Gross fixed assets		2,009	1,365
Less: Accumulated depreciation and amortization		(821)	(586)
Net fixed assets		$1,188	$779

In addition, leasehold improvements are amortized over the shorter of the lease term or the estimated useful economic lives of the related assets.

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was approximately $0.3 million, $0.1 million, and $20,000 respectively, which is included in general and administrative and research and development expense on the accompanying consolidated statements of operations.

Construction-in-progress as of December 31, 2016 includes $0.4 million related to construction costs incurred by the Company at its Boston office location.

During 2016, the Company retired a small amount of fixed assets with no gain or loss recognized. During 2015, the Company retired fixed assets of $0.7 million with accumulated depreciation of $0.7 million, which resulted in a net loss of approximately $16,000.  During 2014, the Company retired fixed assets of $0.3 million with accumulated depreciation of $0.3 million, which resulted in a net gain on retirement of $15,000 due to proceeds received of $15,000.

9.	Intangible Assets, Net

Intermezzo product rights and the TO-2070 license rights were acquired through the Merger. Refer to Note 5, License and Collaboration Agreements, for further detail concerning Intermezzo and TO-2070.  Intangible assets are reviewed when events or circumstances indicate that the assets might be impaired. An impairment loss would be recognized when the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets.  If it is determined that the intangible asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying value of the intangible asset over its fair value.

On March 27, 2015, a decision was made by the United States District Court for the District of New Jersey, or the New Jersey District Court, concerning Intermezzo patent infringement claims the Company made in response to the filing of an ANDA with the FDA. The decision made by the New Jersey District Court invalidated several Intermezzo patent claims as obvious.  As a result of the New Jersey District Court’s ruling, the Company performed an interim impairment test of the Intermezzo product rights in connection with the preparation of its unaudited condensed consolidated financial statements for the first quarter of 2015. Based on the intangible asset impairment test performed, the Company recorded a non-cash impairment charge of $2.8 million for the first quarter of 2015. The Company appealed the New Jersey District Court’s ruling during the second quarter of 2015. On January 8, 2016 the United States Court of Appeals for the Federal Circuit, or the U.S. Court of Appeals, affirmed the decision of the New Jersey District Court, and no opinion accompanied the judgment. Refer to Note 18, Commitments and Contingencies, for further information concerning the litigation.

The January 8, 2016 decision by the U.S. Court of Appeals triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent obligations in light of an expected decline in Intermezzo sales during the second half of 2016. On April 5, 2016, the first generic launch of Intermezzo occurred. The Company performed a recoverability test each reporting period during 2016. It was determined that the summation of the undiscounted future cash flow of the Intermezzo product rights were greater than the carrying value for all reporting periods. As such, the Company did not record an impairment charge during the twelve months ended December 31, 2016.

In accordance with the Company’s policy, the estimated useful lives of long-lived intangible assets are reviewed on an ongoing basis. During the year ended December 31, 2016, the execution of the Royalty Sharing Agreement prompted a change in the estimated useful life of the Intermezzo product rights. The Company extended the estimated useful life to better reflect the projected period it will receive royalties from Intermezzo product sales. The estimated useful life of Intermezzo product rights was increased from five years to fifteen years. The effect of this change in estimate reduced amortization expense and net loss recognized during the year ended December 31, 2016 by $60,000 and increased 2016 basic and diluted earnings per share by an immaterial amount. The remaining carrying amount of the Intermezzo product rights will be amortized prospectively over the revised remaining useful life.

  During the fourth quarter of 2015, the Company was made aware of the unlikelihood that SNBL will find a potential partner to co-develop the TO-2070 license rights. This significant uncertainty triggered an examination of the carrying value of the TO-2070 product rights and related contingent obligation to former Transcept stockholders. The Company estimated the fair value of the acquired identifiable intangible assets using a probability-weighted cash flow estimation approach for potential milestone payments from SNBL with consideration to the timing of possible payments of associated contingent liabilities to former Transcept stockholders. Based on the intangible asset impairment test performed on the TO-2070 product rights, the Company recorded a non-cash impairment charge of $0.1 million. No such impairment exists as of December 31, 2016.

Intangible assets consist of the following (in thousands):

	December 31,
	2016	2015
Intermezzo product rights	$1,410	$1,410
TO-2070 license rights	170	170
Gross intangible assets	1,580	1,580
Less: Accumulated amortization	(565)	(231)
Net intangible assets	$1,015	$1,349

Intermezzo product rights were impaired during 2015. After the impairment charge and change in useful life, the Intermezzo product rights is being amortized over a remaining useful life of 13 years as of December 31, 2016. TO-2070 product rights were impaired during the fourth quarter of 2015.  TO-2070 product rights are being amortized over a remaining useful life of two years as of December 31, 2016. There was no impairment recorded for the year ended December 31, 2014.

Total amortization expense for the years ended December 31, 2016, 2015, and 2014 was $0.3 million, $0.6 million and $0.2 respectively.

Amortization expense is expected to be as follows for the next five-year period (in thousands):

Amortization
Years Ended December 31,
2017	$158
2018	73
2019	73
2020	73
2021	73
Total	$450

10.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015
Accounts payable	$4,418	$766
Accrued legal costs	358	615
Accrued compensation	2,609	1,323
Intermezzo payable	49	288
Accrued professional fees	1,118	874
Accrued contract manufacturing	1,940	2,443
Accrued other	298	134
Total	$10,790	$6,443

11.	Notes Payable and Derivative Liability—Related Party

As a result of the Merger and concurrent recapitalization, there are no notes payables-related party outstanding as of December 31, 2016 and December 31, 2015. Historically, the Company has issued several notes with attendant derivative liabilities detailed as follows:

March 2012 Notes

In February and March 2012, the Company issued nonconvertible notes, or the March 2012 Notes to certain individuals and entities in the original aggregate principal amount of $5.8 million. The holders of the March 2012 Notes included officers, employees and directors of the Company, making the March 2012 Notes related party in nature. Pursuant to the terms of the March 2012 Notes, upon a reorganization, defined as a capital reorganization of the common stock (other than a subdivision, combination, recapitalization, reclassification or exchange of shares), a consolidation or merger of the Company, other than a merger or consolidation of the Company in a transaction in which the Company’s shareholders immediately prior to the transaction possess more than 50% of the voting securities of the surviving entity (or parent, if any) immediately after the transaction, or a sale of all or substantially all of the Company’s assets, the March 2012 Notes would become due and payable and the Company would be required to repurchase each note in an amount equal to the outstanding principal amount of such notes, plus 150% of the outstanding principal amount of each note, together with simple interest at a rate of 10.0% per year.

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

The purchase agreement pursuant to which the March 2012 Notes were issued included a provision that required the existing convertible preferred stockholders to participate in the offering of the March 2012 Notes based on their pro rata share of the $5.0 million offering amount. On March 21, 2012, pursuant to a vote of certain preferred stockholders, all convertible preferred stock was converted to common stock effective upon the close of business on the day immediately preceding the second closing of the March 2012 Notes financing. The convertible preferred stockholders who contributed at least their pro rata share converted back to their respective series of convertible preferred stock and retained the rights and privileges of their respective preferred stock class. See Note 13, Preferred Stock, below for these rights and preferences. In the event that the convertible preferred stockholders did not contribute their pro rata share, these stockholders continued to hold common stock. Upon the completion of the transaction, 1,024,509 shares of convertible preferred stock that were converted into 218,324 shares of common stock remained outstanding as shares of common stock.

The March 2012 Notes met the definition of a derivative in their entirety as defined by ASC 815, Derivatives and Hedging. The derivative was recorded at a fair value of $11.3 million upon the closing of the transaction within the derivative liability line on the balance sheets. As the fair value of the derivative liability exceeded the proceeds of the March 2012 Notes, the difference of $5.5 million between the fair value of the derivative liability and the proceeds from the March 2012 Notes was recorded as a charge to other expense at the time of the closing of the transaction. The derivative liability was marked to market at each reporting period with the change in fair value recorded in other income and expense.

The fair value of the derivative liability was determined using unobservable inputs and therefore was considered a Level 3 liability in the fair value hierarchy.

October 2012 Notes

In October 2012, the Company entered into a note and stock purchase agreement and issued $5.0 million in aggregate principal amount of convertible notes to certain of the Company’s existing stockholders, or the October 2012 Notes. The holders of the October 2012 Notes included officers, employees and directors of the Company, making the October 2012 Note transaction related party in nature. The terms of the October 2012 Notes were substantially similar to the terms of the March 2012 Notes as described above with the following exceptions:

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

The October 2012 Notes also met the definition of a derivative in their entirety as set forth in ASC 815, Derivatives and Hedging. This derivative was recorded at a fair value of $10.1 million upon the closing of the transaction within the derivative liability line on the balance sheets. The $5.1 million excess of the fair value of the derivative liability over the $5.0 million of proceeds from the October 2012 Notes was recorded as other expense at the time of the closing of the transaction.

Exchange Notes, 2012 Notes

Additionally, in October 2012 the Company and the holders of the March 2012 Notes agreed to exchange all of the March 2012 Notes for notes with substantially similar terms as the October 2012 Notes, or the Exchange Notes, and together with the October 2012 Notes, the 2012 Notes, except that the holders of the Exchange Notes were not entitled to receive any upfront or deferred shares of the Company’s common stock.

2013 Notes

In 2013, the Company issued $4.8 million in aggregate principal amount of additional convertible promissory notes to certain investors, including existing stockholders, or the 2013 Notes. The holders of the 2013 Notes include officers, employees and directors of the Company, making the 2013 Note transaction related party in nature. The terms of the 2013 Notes were identical to the terms of the October 2012 Notes described above. The Company issued 216,087 upfront shares associated with the $4.8 million raised in 2013, which was recorded in equity at a fair value of $2.9 million along with a corresponding charge to other expense in the year ended

December 31, 2013. No deferred shares were issued as an initial public offering had not occurred prior to April 2, 2013, and as such there was no value assigned to any deferred shares associated with the 2013 Notes. The $2.0 million excess of the fair value of the derivative liability over the $4.8 million of proceeds from the 2013 Notes was recorded as other expense in the year ended December 31, 2013.

Convertible Notes

Together, the Exchange Notes, the October 2012 Notes and the 2013 Notes are referred to as the Convertible Notes. The Convertible Notes derivative liability was marked to fair value each reporting period with the change in fair value recorded in other income and expense. During the year ended December 31, 2013, the Company recorded $8.0 million in other income related to the re-measurement of the fair value of the derivative liability.

Upon completion of an initial public offering, all of the Convertible Notes would have been exchanged for notes with revised repurchase and conversion terms, or the Post-IPO Notes. Pursuant to the terms of the Post-IPO Notes, the Company would have been obligated to repurchase all Post-IPO Notes in an amount equal to the outstanding principal amount of such notes, plus 150% of the outstanding principal amount of each note, together with simple interest at a rate of 10.0% per year, upon the earlier to occur of (i) a reorganization, which is defined as a capital reorganization of the common stock (other than a subdivision, combination, recapitalization, reclassification or exchange of shares), a consolidation or merger of the Company (other than a merger or consolidation of the Company in a transaction in which the Company’s shareholders immediately prior to the transaction possess more than 50% of the voting securities of the surviving entity (or parent, if any) immediately after the transaction) or a sale of all or substantially all of the Company’s assets, or (ii) approval of any of the Company’s product candidates, including omadacycline, for any indication by the FDA, the EMA or the equivalent regulatory agencies in at least two European countries. Additionally, the Company could have chosen to repurchase the Post-IPO Notes in an amount equal to the outstanding principal amount of such notes, plus 150% of the outstanding principal amount of each note, together with simple interest at a rate of 10.0% per year, prior to the events described in (i) or (ii) above if, after one or more specified liquidity events as described below, such repurchase was permitted under any existing loan documents and the board of directors determined in good faith that (A) none of the proceeds of the planned initial public offering would be used to effect such repurchase and (B) the Company had sufficient cash to fund its general operating needs through the completion of the two planned Phase 3 registration studies for ABSSSI and an additional 12 months thereafter. To effect this early repurchase, one or more liquidity events must have occurred, which include, among other things, a license or a public offering other than the planned initial public offering. In addition, any holder of Post-IPO Notes may convert all or a portion of the then-outstanding principal amount and any unpaid accrued interest of the Post-IPO Notes into shares of common stock in an amount equal to 150% of the principal amount of the Post-IPO Note elected to be converted, plus accrued and unpaid interest, at a conversion price equal to 115% of the initial public offering price. No Post-IPO Notes had been issued as of December 31, 2013 as the Company had not completed an initial public offering.

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

2014 Notes

In March 2014, the Company issued the 2014 Notes to certain individuals and entities in the original aggregate principal amount of $6.0 million in connection with a concurrent recapitalization of the Company’s capital stock (See Note 12, Common Stock). $520 of the $6.0 million raised in the 2014 Note financing had been prefunded by certain investors of the Company in prior periods. The 2014 Notes were collateralized by substantially all of the assets of the Company and accrued interest at a rate of 10% per annum. The holders of the 2014 Notes included officers, employees and directors of the Company, making the 2014 Notes related party in nature. Pursuant to the terms of the 2014 Notes, the aggregate amount of principal outstanding was to have become due and payable upon the first to occur of June 30, 2014 or a number of other defined events that had not transpired and, as a result, an event of default existed that the lenders agreed to forbear subject to a Debt Conversion Agreement, or the Debt Conversion Agreement, entered into in June 2014. Under the Debt Conversion Agreement, the $6.0 million principal amount outstanding under, and all interest accrued ($0.4 million) on, the 2014 Notes were converted into shares of the Company’s common stock immediately prior to the closing of the Financing with a value of $15.4 million and resulted in a $9.0 million loss on exchange of non-convertible note for common stock recorded to other non-operating expenses in the year ended December 31, 2014.

The lead lenders committed to a minimum investment of $3.3 million in the March 2014 secured debt financing. The terms of the March 2014 secured debt financing included a provision that required the other existing holders of the outstanding convertible notes to participate in the offering of the 2014 Notes based on their pro rata share of the remaining $2.8 million offering amount. The convertible note holders who contributed their pro rata share to the March 2014 secured debt financing converted their existing principal amount of convertible notes outstanding into 2.25 shares of newly designated Series A Convertible Preferred Stock, or New Series A Convertible Preferred Stock, for every $1.00 of principal outstanding. The convertible note holders who did not contribute their pro rata share to the March 2014 secured debt financing converted their existing principal amount of convertible notes outstanding into 1.00 share of New Series A Convertible Preferred Stock for every $1.00 of principal outstanding. Moreover, all accrued interest as of February 28, 2014 was converted into New Series A Convertible Preferred Stock on a dollar-for-dollar basis. Upon the closing of the March 2014 transactions, $15.6 million of principal and $2.2 million of accrued interest related to the existing convertible notes converted into 2,256,674 shares of New Series A Convertible Preferred Stock.

Pursuant to the terms of the March 2014 secured debt financing, in April 2014, the Lead Lenders invested the difference between $2.8 million and the amount invested by other holders of the existing convertible notes to bring the total financing proceeds to $6.0 million. The amount of this additional investment by the Lead Lenders was $0.7 million. In connection with this additional investment, the Lead Lenders received warrants exercisable for 9,614 shares of New Series A Convertible Preferred Stock with an exercise price of $0.01 per share, or the New Series A Warrants. The New Series A Warrants have a term of seven years. The New Series A Warrants were recorded at an initial fair value of approximately $40,000.

12.	Common Stock

Following the Merger, the authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.001 per share, and the preferred stock described in Note 13, Preferred Stock.

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

On January 12, 2015, the Company filed a registration statement on Form S-3 with the SEC, as amended on April 24, 2015 and declared effective on April 27, 2015, to sell shares of our common stock, par value $0.001 per share, in an aggregate amount of up to $200.0 million to the public in a registered offering or offerings. Under this shelf registration, the Company completed an underwritten offering on May 5, 2015 of 3,089,000 shares of common stock at a public offering price of $24.50 per share, which includes 229,000 shares of common stock issued upon the exercise, in part, by the underwriters of an option to purchase additional shares from the Company. The aggregate proceeds received by the Company, after underwriting discounts and commissions and other offering expenses, were $70.4 million.

The Company completed a public offering in June 2016 of 4,887,500 shares of common stock at an offering price of $13.00 per share, which included 637,500 shares of common stock issued upon the exercise by the underwriters of an option to purchase additional shares from the Company. The net proceeds received by us, after underwriting discounts and commissions and other estimated offering expenses, were $59.3 million.

On October 15, 2015, Paratek Pharmaceuticals, Inc. entered into a Controlled Equity OfferingSM Sales Agreement, or the 2015 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, under which the Company could, at its discretion, from time to time sell shares of its common stock, with a sales value of up to $50.0 million. The Company provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the 2015 Sales Agreement have been and, if there are additional sales under the 2015 Sales Agreement, will be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended.

The Company initiated sales of shares under the 2015 Sales Agreement in March 2016, and sold an aggregate of 860,014 shares of common stock through December 31, 2016, resulting in net proceeds of $11.6 million after deducting commissions of $0.4 million. As of February 24, 2017, an additional 870,078 shares were sold under the 2015 Sales Agreement subsequent to December 31, 2016 resulting in net proceeds of $13.1 million after deducting commissions of $0.4 million, which will be recognized during the first quarter of 2017.

On February 28, 2017, the Company entered into a second Controlled Equity OfferingSM Sales Agreement, or the 2017 Sales Agreement, with Cantor, under which the Company could, at its discretion, from time-to-time sell shares of its common stock, with a sales value of up to $50.0 million. The Company provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold. Any sales of the shares under the 2017 Sales Agreement will be made in transactions deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended.

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

As described in Note 16, Long-term Debt, in connection with the Loan Agreement, the Company issued to each one of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 16,346 shares of its common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share, or the Hercules Warrants, on September 30, 2015, which expire five years from issuance or at the consummation of a Public Acquisition, as defined in each of the Hercules Warrant agreements. The Hercules Warrants’ total relative fair value of $0.3 million was determined using a Black-Scholes option-pricing model with the following assumptions:

September 30, 2015
Volatility	62.4%
Weighted average risk-free interest rate	1.4%
Expected dividend yield	0.0%
Expected term	5 years

As described in Note 16, Long-term Debt, in connection with the Loan Agreement Amendment, the Company issued to each one of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 18,574 shares of its common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per shares, or the Loan Amendment Warrants.

Additionally, upon the Additional Tranche funding date, the Company will issue an additional warrant to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. which together will be exercisable for an aggregate number of shares equal to $125,000 divided by the arithmetic mean of the Company’s daily closing price per share for the ten trading days preceding the Additional Tranche funding date and each carry an exercise price equal to the arithmetic mean of the Company’s daily closing price per share for the ten trading days preceding the Additional Tranche funding date. Each Warrant may be exercised on a cashless basis. The Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Warrants. The number of shares for which the Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrants.

The Loan Amendment Warrants’, excluding the Conditional Warrants, total fair value of $0.3 million was determined using a Black-Scholes option-pricing model with the following assumptions:

December 31, 2016
Volatility	60.2%
Weighted average risk-free interest rate	1.9%
Expected dividend yield	0.0%
Expected term	5 years

13.	Preferred Stock

Following the Merger, the authorized capital stock of the Company consists of 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, and the common stock described in Note 12, Common Stock. There are no shares of preferred stock outstanding.

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

As a result of the Merger and concurrent recapitalization, there are no shares of preferred stock issued or outstanding as of December 31, 2016, 2015 and 2014.

Convertible Preferred Stock Warrants

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

14.	Fair Value Measurements

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

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2016
Assets:
U.S. treasury securities	$62,556	$—	$—	$62,556
Government agencies	—	12,520	—	$12,520
Total Assets	$62,556	$12,520	$—	$75,076
Liabilities:
Contingent obligations	$—	$—	$655	$655
Total Liabilities	$—	$—	$655	$655

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2015
Liabilities
Contingent obligations	$—	$—	$1,000	$1,000
	$—	$—	$1,000	$1,000

Prior to the second anniversary of the Merger, contingent obligations represented the right for former Transcept stockholders to receive certain contingent amounts, in the future, which consisted of:

(i)

one hundred percent of any royalty income received by the Company prior to October 30, 2016, pursuant to the United States License and Collaboration Agreement, dated July 31, 2009, as amended November 1, 2011, by and between Transcept and Purdue Pharmaceutical Products L.P.;

(ii)

one hundred percent of any payments received by the Company pursuant to the termination of a License Agreement with SNBL which granted the Company an exclusive worldwide license to commercialize SNBL’s proprietary nasal drug delivery technology for development of TO-2070, a proprietary nasal powder drug delivery system;

(iii)

ninety percent of any cash proceeds from a sale or disposition of Intermezzo (less all fees and expenses incurred by the Company in connection with such sale or disposition following the closing date); provided such sale or disposition occurs prior to October 30, 2016;

(iv)	the amount, if any, of the $3.0 million Intermezzo reserve deposited at closing which is remaining at October 30, 2016.

The contingent obligations to former Transcept stockholders as described above were recognized at fair value as of the acquisition date and subsequently remeasured through the second anniversary of the Merger. The change in fair value was recognized in our consolidated statements of operations. Through the third quarter of 2016, the fair value of the contingent obligations to former Transcept stockholders was determined using probability-weighted scenario methodologies, employing cash-flow and sale proceeds income approaches with consideration to the potential timing of possible payments to former Transcept stockholders.

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

  The significant unobservable inputs used in the fair value measurement of the contingent obligation to former Transcept stockholders with respect to the Intermezzo product rights as of December 31, 2016 were estimated future Intermezzo product revenues and associated royalties due the Company as well as the appropriate discount rate given consideration to the market and forecast risk involved. The results of this valuation yielded a decrease in the contingent obligation to former Transcept stockholders $0.2 million during the twelve months ended December 31, 2016. Significant increases (decreases) in any of those inputs would result in a substantially lower (higher) fair value measurement.

The contingent obligation associated with the TO-2070 license rights no longer exists as of December 31, 2016 since there were no payments received by the Company pursuant to the termination of the SNBL License Agreement prior to the second anniversary of the Merger. This yielded a decrease in the contingent obligation of $0.1 million during the twelve months ended December 31, 2016.

As of December 31, 2015, the fair value of the contingent obligations to former Transcept stockholders was determined using probability-weighted scenario methodologies, employing cash-flow and sale proceeds income approaches with consideration to the potential timing of possible payments to former Transcept stockholders. The outcome of an Intermezzo patent infringement trial triggered an evaluation of the carrying value of the Intermezzo product rights and related contingent liability in light of an expected decline in Intermezzo sales. As a result of the evaluation, the Company recorded a reduction in contingent obligations to former Transcept stockholders of $3.1 million during 2015.  The Company appealed the outcome of the trial during the second quarter of 2015. Based on estimated probability of success of the appeal combined with fair value remeasurements, the Company recorded an additional decrease in contingent obligations to former Transcept stockholders of $0.2 million, for a total net decrease of $3.3 million during the year ended December 31, 2015.

In addition, during the fourth quarter of 2015, the Company was made aware of the unlikeliness of SNBL to find a potential partner to co-develop the TO-2070 license rights. As a result, the Company recorded a reduction in contingent obligations to former Transcept stockholders of $0.3 million during 2015.

The total reduction in contingent obligations to former Transcept shareholders was $3.6 million during the year ended December 31, 2015.

Material assumptions used to value contingent obligations to former Transcept stockholders with respect to Intermezzo product rights as of December 31, 2015 included:

•	Probabilities associated with the various outcomes of the ongoing ANDA litigation and the potential sale of Intermezzo product rights;
•	The forecasted Intermezzo product revenues and associated royalties due the Company, as well as the appropriate discount rate given consideration to the market and forecast risk involved; and
•	The potential proceeds associated with, and timing of, the sale of the Company’s Intermezzo product rights.

Material assumptions used to value contingent obligations to former Transcept stockholders with respect to the TO-2070 product rights include:

•	Probabilities associated with SNBL licensing the TO-2070 license rights under the SNBL Termination Agreement; and
•	Potential proceeds associated with, and timing of, the potential payments in accordance with the SNBL Termination Agreement.

The following table provides a roll forward of the fair value of contingent obligations categorized as Level 3 instruments for the years ended December 31, 2016 and 2015 (in thousands):

Contingent liability— former Transcept stockholders
Balances at December 31, 2014	$4,560
Decrease in fair value	(3,560)
Balances at December 31, 2015	1,000
Decrease in fair value	(345)
Balances at December 31, 2016	$655

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

The following table provides a roll-forward of the fair value of the convertible preferred stock warrants, derivative liability and continent liability to former Transcept stockholders categorized as Level 3 instruments for the year ended December 31, 2014 (in thousands):

	Convertible Preferred Stock Warrants	Derivative Liability
Balances at December 31, 2013	$3	$21,022
Unrealized loss	1	118
Fair value of 2014 warrant issuance	36	—
Conversion to equity	(40)	(21,140)
Balances at December 31, 2014	$—	$—

15.	Stock-Based Compensation

Certain employees, officers, directors and consultants have been granted options and other equity instruments to purchase common shares under plans adopted in 1996, 2001, 2002, 2005, 2006, 2014 and 2015, or respectively, the 1996 Plan, the 2001 Plan, the 2002 Plan, the 2005 Plan, the 2006 Plan, the 2014 Plan, the 2015 Plan and the 2015 Inducement Plan. The 2001 Plan, 2002 Plan, and 2006 Plan were former Transcept plans that carried forward to the date of the Merger. The 1996 Plan, 2001 Plan, 2002 Plan, and 2005 Plan were cancelled at the effective time of the Merger. The 2006 Plan and 2014 Plan survived the Merger. Upon effectiveness of the 2015 Plan no further awards will be granted under the 2006 Plan and 2014 Plan.

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

Stock option exercises and restricted stock units are settled with newly issued common stock from the 2006 Plan’s previously authorized and available pool of shares. A total of 200,206 shares of common stock was authorized for issuance pursuant to the 2006 Plan at the time of its most recent amendment and restatement in 2010, plus the number of shares of the Company’s common stock available for issuance under the 2001 Plan that were not subject to outstanding options, as of the effective date of such amendment and restatement of the 2006 Plan (including shares that are subject to stock options outstanding under s 2001 Plan that expired, were cancelled or otherwise terminated unexercised, or shares that otherwise would have reverted to the share reserve of the 2001 Plan following such effective date). The number of shares of common stock reserved for issuance under the 2006 Plan increased automatically on the first day of each fiscal year by a number of shares equal to the least of: (i) 5.0% of shares of the Company’s common stock outstanding on such date; (ii) 125,000 shares; or (iii) a smaller number determined by the Company’s Board of Directors. This provision resulted in an additional 125,000, and 125,000, and of the Company’s common stock becoming available for issuance on January 1, 2015 and January 1, 2014.

During the year ended December 31, 2015, prior to the effectiveness of the 2015 Plan, the Company’s Board of Directors granted 102,000 restricted stock units to executives and employees of the Company and 397,719 stock options to directors, officers, employees and consultants under the 2006 Plan, with vesting provisions ranging from one to four years.  As of December 31, 2016, no additional shares remained available for issuance the 2006 Plan. However, 15,000 restricted stock units and 25,708 stock options granted under the 2006 Equity Incentive Plan were cancelled or forfeited during the year ended December 31, 2016 and the shares underlying such awards became available for grant under the 2015 Plan.

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

Further, in February 2015 the Company’s Board of Directors modified the vesting terms of eight grants made to four executives of the Company aggregating 483,114 stock options previously granted under the 2014 Plan from strictly time-based vesting to include certain performance-based vesting terms associated with completion of data lock in the Company’s Phase 3 clinical trials of IV-to-oral omadacycline for the treatment of ABSSSI and CABP. The Company recognizes compensation cost for awards with performance conditions if and when it concludes that it is probable that the performance condition will be achieved over the requisite service period. The Phase 3 ABSSSI IV-to-oral study data lock occurred in June 2016. This resulted in the vesting of 212,516 stock options. Since the Company believes it is more likely than not that data lock will be reached on the Phase 3 CABP IV-to-oral study, the sum of the incremental compensation cost and any remaining unrecognized compensation cost for the original award on the modification date is being recognized, on a prospective basis, through the projected completion of data lock on the study.

During the year ended December 31, 2015, prior to the effectiveness of the 2015 Plan, the Company’s Board of Directors granted 24,000 stock options to directors, officers, employees and consultants to the 2014 Plan with time vesting provisions ranging from one to four years.  As of December 31, 2016, no additional shares remained available for issuance the 2014 Plan.

2015 Plans

The Company’s Board of Directors adopted a 2015 Inducement Plan in accordance with NASDAQ Rule 5635(c)(4), reserving 360,000 shares of common stock solely for the grant of inducement stock options to new employees, and granting 353,500 stock options under the plan to executives and employees of the Company under the 2015 Inducement Plan with time vesting provisions ranging from one to four years.

The Company has not made any additional grants under the 2015 Inducement Plan since December 31, 2015. However, 66,667 stock options granted under the 2015 Inducement Plan were cancelled during the year ended December 31, 2016.  Although the Company does not currently anticipate the issuance of additional stock options under the 2015 Inducement Plan, 73,167 shares remain available for grant under that plan, as well as any shares underlying outstanding options that may become available for grant pursuant to the plan’s terms.  It is therefore possible that the Company may, based on the business and recruiting needs of the Company, issue additional stock options under the 2015 Inducement Plan.

The Company’s Board of Directors also adopted the 2015 Plan, which was approved by Company stockholders at the Annual Meeting held on June 9, 2015, reserving 1,200,000 shares of common stock for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards to directors, officers, employees and consultants. The 2015 Plan is intended to be the successor to and continuation of the 2006 Plan and the 2014 Plan, or collectively, the Prior Plans.  When the 2015 Plan became effective, no additional stock awards were granted under the Prior Plans, although all outstanding stock awards granted under the Prior Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the Prior Plans.

The number of shares available for issuance under the 2015 Plan was initially 1,200,000, plus the number of shares that again become available for grant as a result of forfeited or terminated awards or shares withheld in satisfaction of the exercise price of withholding obligations associated with awards under the Prior Plans, not to exceed 2,000,000 shares. 1,167,931 and 880,430 shares of common stock were automatically added to the shares authorized for issuance under the 2015 Plan on January 1, 2017 and January 1, 2016, respectively, pursuant to a “Share Reserve” provision contained in the 2015 Plan.  The Share Reserve will automatically increase on January 1st of each year, for the period commencing on (and including) January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur.

During the year ended December 31, 2016, the Company’s Board of Directors granted 236,000 restricted stock units to executives and employees of the Company and 723,500 stock options to directors, officers, employees and consultants to the Company under the 2015 Plan with time vesting provisions ranging from one to four years.  42,500 restricted stock units and 90,716 stock options granted under the 2015 Plan were cancelled or forfeited during the year ended December 31, 2016.

Total shares available for future issuance under the 2015 Plan are 337,646 shares as of December 31, 2016.

A summary of stock option activity and related information through December 31, 2016 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted– Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding
Balances at December 31, 2015	2,242,890	$17.91	9.10	$10,692
Granted	723,500	14.27
Exercised	(2,508)	4.30
Cancelled or forfeited	(183,091)	23.18
Balances at December 31, 2016	2,780,791	$16.63	8.27	$8,809
Exercisable
December 31, 2016	1,157,002	$16.82	7.96	$4,160
Vested and expected to vest
December 31, 2016	2,637,577	$16.56	8.25	$8,574

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that were in the money at December 31, 2016 and 2015.

During the years ended December 31, 2016, 2015 and 2014, the Company granted stock options to purchase an aggregate of 723,500 shares, 1,522,269 shares and 808,027 shares of its common stock, under the equity plans described above, respectively, with weighted-average grant date fair values of options granted of $14.27, $13.45 and $2.71, respectively.

The total intrinsic value of stock options exercised was $0, $1.4 million and $0 for the years ended December 31, 2016, 2015 and 2014, respectively.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the year ended December 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested balance at December 31, 2015	275,500	$24.43
Granted	236,000	$14.07
Forfeited	(57,500)	$19.45
Unvested balance at December 31, 2016	454,000	$19.67

During the year ended December 31, 2016 the Company granted 236,000 restricted stock units with a weighted-average grant date fair value per share of $14.07.  The restricted stock units were granted with a three-year time vesting schedule. During the year ended December 31, 2015 the Company granted 275,500 restricted stock units with a weighted-average grant date fair value per share of $24.43. The Company did not grant any restricted stock units during the years ended December 31, 2014. As of December 31, 2016, no restricted stock units have vested.

Stock-Based Compensation Expense

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

The relevant data used to determine the value of the stock option grants is as follows:

	Year Ended December 31,
	2016	2015	2014
Volatility	73.6%	60.2%	72.0%
Weighted average risk-free interest rate	1.4%	1.7%	1.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life of options (in years)	5.8	6.0	5.8

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

The Company recognizes the associated compensation expense over the vesting periods of the awards, net of estimated forfeitures. The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development expense	$3,262	$1,233	$288
General and administrative expense	7,530	3,829	418
Total stock-based compensation expense	$10,792	$5,062	$706

Total unrecognized stock-based compensation expense for all stock-based awards was $17.2 million at December 31, 2016. This amount will be recognized over a weighted-average period of 2.13 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan adopted in 2009, or the ESPP, is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions and during specified offering periods under the plan. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. As of December 31, 2016 and 2015, 36,539 shares were available for issuance under the ESPP. Since the Merger, the Company has not made the ESPP available to employees.

Reserved Shares

At December 31, 2016, the Company has reserved shares of common stock for future issuance as follows:

Number of Shares
Equity plans:
Subject to outstanding options and restricted shares	3,234,791
Available for future grants	451,521
Warrants	74,454
Employee stock purchase plan	36,539
Total	3,797,305

16.	Long-Term Debt

On September 30, 2015, the Company entered into the Loan Agreement with Hercules and certain other lenders, and Hercules Technology Growth Capital, Inc. (as agent).  Under the Loan Agreement, Hercules provided the Company with access to term loans with an aggregate principal amount of up to $40.0 million, or collectively, the Term Loan. The Company initially drew a principal amount of $20.0 million, which was funded on September 30, 2015. The remaining $20.0 million under the Loan Agreement was available to be drawn at the Company’s option in minimum increments of $10.0 million through December 31, 2016, or the Draw Period. The Term Loan was repayable in monthly installments commencing on April 1, 2018 through maturity on September 1, 2020. The interest rate was equal to the greater of (i) 8.5%, or (ii) the sum of 8.5%, plus the “prime rate” as reported in The Wall Street Journal minus 5.75% per annum. An end of term charge equal to 4.5% of the issued principal balance of the Term Loan was payable at maturity, including in the event of any prepayment, and was being accrued as interest expense over the term of the loan using the effective interest method. Borrowings under the Loan Agreement were collateralized by substantially all of the assets of the Company.

Upon an Event of Default, an additional 5.0% interest would be applied and Hercules may, at its option, accelerate and demand payment of all or any part of the loan together with the prepayment and end of term charges. An Event of Default is defined in the Loan Agreement as (i) failure to make required payments; (ii) failure to adhere to financial, operating and reporting loan covenants; (iii) an event or development occurs that would be reasonably expected to have a material adverse effect; (iv) false representations in the Loan Agreement; (v) insolvency, as described in the Loan Agreement; (vi) levy or attachments on any of the Company's assets; and (vii) default of any other agreement or subordinated debt greater than $1.0 million. In the event of insolvency, this acceleration and declaration would be automatic. In addition, in connection with the Loan Agreement, the Company agreed to provide Hercules with a contingent security interest in the Company's bank accounts. The Company's control of its bank accounts is not adversely affected unless Hercules elects to obtain unilateral control of the Company's bank accounts by declaring that an Event of Default has occurred. The principal of the Term Loan, which was not due within 12 months of December 31, 2016, has been classified as long-term as the Company determined that a material adverse effect resulting in Hercules exercising its rights under the subjective acceleration clause is remote.

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

Debt issuance costs of $511,000 were ratably allocated to the initial $20.0 million draw and the remaining unfunded $20.0 million. Debt issuance costs related to the initial $20.0 million draw were presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with the Company’s early adoption of ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-

03. Issuance costs related to the unfunded amount were capitalized as prepaid asset and were to be amortized ratably through the end of the Draw Period.

In connection with the Loan Agreement, the Company issued to each one of Hercules Technology II, L.P. and Hercules Technology III, L.P., a warrant to purchase 16,346 shares of the Company’s common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share. The Hercules Warrants’ total relative fair value of $288,000 at September 30, 2015 was determined using a Black-Scholes option-pricing model. The relative fair value of the Hercules Warrants was included as a discount to the Term Loan and also as a component of additional paid-in capital.  See Note 12, Common Stock, for further description of the Hercules Warrants.

In addition to the Hercules Warrants, the Company paid fees to Hercules in conjunction with obtaining the Term Loan. The Hercules Warrants fair value and fees paid to Hercules, an aggregate of $572,000, were ratably allocated to the initial $20.0 million draw and the remaining unfunded $20.0 million. The $208,000 of costs allocated to the initial $20.0 million draw were recorded as a debt discount and are being amortized as additional interest expense over the term of the loan using the effective interest method. The $364,000 of costs allocated to the unfunded $20.0 million was recorded as prepaid expenses and were being amortized ratably through the end of the Draw Period. In the event the Company exercised its option to borrow additional funds, the remaining unamortized prepaid asset balance related would be reclassified and recorded as debt discount based upon a ratable allocation of the amount drawn compared to the remaining unfunded amount available to the Company and would amortize over the remaining life of the term loan using the effective interest method.

On December 12, 2016, the Company entered into the Loan Agreement Amendment to the Loan Agreement extended the date on which the Company must begin making amortization payments under the Loan Agreement from April 1, 2018 to January 1, 2019, or the Amortization Date. Upon commencement of the Amortization Date, the Company will make amortization payments based upon an amortization schedule equal to thirty consecutive months, with the balance of outstanding loans due on the original maturity date of the Loan Agreement.  The Loan Agreement Amendment also increased the amount that the Company may borrow by $10.0 million, from up to $40.0 million to up to $50.0 million in multiple tranches.  The additional $10.0 million tranche, or the Additional Tranche, is available at the Company’s option through September 15, 2017 but conditioned upon the Company completing either a second Phase 3 clinical evaluation of omadacycline in patients with ABSSSI or in patients with CABP that is supportive of the Company making a NDA filing with the FDA. If drawn, the Additional Tranche shall bear interest and have the same maturity as all other loans outstanding under the Loan Agreement.  The Company borrowed the first tranche of $20.0 million upon the closing of the Loan Agreement on September 30, 2015 and, concurrently with the closing of the Loan Agreement Amendment, the Company borrowed an additional $20.0 million under the Loan Agreement. In connection with the Loan Agreement Amendment, the Company paid Hercules a $0.4 million amendment fee.

The remaining unamortized prepaid asset balance, as of the date of the Loan Agreement Amendment, of $0.1 million was reclassified and recorded as debt discount. The $0.1 million is being amortized over the remaining life of the term loan using the effective interest method.

The end of term charge, discussed above, is equal to 4.5% of the issued principal balance of the Loan Agreement Amendment, and is payable at maturity, including in the event of any prepayment, and is being accrued as interest expense over the term of the loan using the effective interest method. Borrowings under the Loan Agreement Amendment are still collateralized by substantially all of the assets of the Company. If the Company repays all or a portion of the term loans prior to maturity, in addition to the end of term charge, the Company would pay Hercules a prepayment fee as follows: (i) 2.0% of the then outstanding principal amount if the prepayment occurs prior to January 1, 2019 or (ii) no fee if the prepayment occurs on or after January 1, 2019.

In connection with the Loan Agreement Amendment, the Company issued the Loan Amendment Warrants to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. which together are exercisable for an aggregate of 37,148 shares of the Company’s common stock and each carry an exercise price of $13.46 per share, or the “Loan Amendment Warrants. Additionally, upon the Additional Tranche funding date, the Company will issue an additional warrant to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. which together will be exercisable for an aggregate number of shares equal to $125,000 divided by the arithmetic mean of the Company’s daily closing price per share for the ten trading days preceding the Additional Tranche funding date and each carry an exercise price equal to the arithmetic mean of the Company’s daily closing price per share for the ten trading days preceding the Additional Tranche funding date. Each Warrant may be exercised on a cashless basis. The Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Warrants. The number of shares for which the Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrants.

The modified terms under the Loan Agreement Amendment were not considered substantially different as compared to the terms of the Loan Agreement immediately prior to the Loan Agreement Amendment, pursuant to ASC 470-50, Modification and

Extinguishment. As such, the Loan Agreement Amendment was accounted for as a debt modification. The $0.4 million amendment fee paid to Hercules was recorded as debt discount and will be amortized as part of the effective yield. In addition, the unamortized discount on the original loan agreement will be amortized as an adjustment of interest expense over the remaining term of the modified debt using an updated effective interest rate. All costs incurred with third parties were expensed as incurred.

Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03.

As of December 31, 2016 and 2015, the Company has recorded, on its consolidated balance sheet, a long-term debt obligation of $39.0 million, net of debt discount of $1.1 million and $19.6 million, net of debt discount of $0.4 million, and prepaid expenses of $0.5 million, respectively.

Future principal payments, which exclude the 4.5% end of term charge, in connection with the Loan Agreement, as of December 31, 2016 are as follows (in thousands):

2017	$—
2018	—
2019	14,952
2020	25,048
2021 and thereafter	—
Total	$40,000

17.	Income Taxes

(Loss) income before income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2016	2015	2014
United States	$(98,465)	$(70,860)	$(19,762)
Foreign	(13,171)	—	—
Total	$(111,636)	$(70,860)	$(19,762)

There is no provision related to the Company’s federal, state or foreign tax obligations.

There is no provision for income taxes in the United States because the Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred tax assets. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in valuation allowance.

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory rate	35.00%	35.00%	35.00%
Change in valuation allowance	(37.31)	(46.61)	(18.84)
Permanent differences	0.17	1.67	(19.89)
State taxes, net of federal benefits	4.61	6.13	2.23
Other	(2.47)	3.81	1.50
	0.00%	0.00%	0.00%

Significant components of the Company’s net deferred tax assets at December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Non-current deferred tax assets
Net operating losses	$83,480	$57,190
Accrued expenses	2,774	5,413
Capitalized research and development	29,882	18,929
Tax credit carryforwards	9,478	9,174
Other	100	—
Stock compensation and other	6,425	2,190
Total non-current deferred tax assets	132,139	92,896
Non-current deferred tax liabilities
Intangible assets	(408)	(551)
Fixed assets	—	(10)
Total non-current deferred tax liabilities	(408)	(561)
Net non-current deferred tax asset	131,731	92,335
Less: valuation allowance	(131,731)	(92,335)
Net deferred tax asset	$—	$—

As of December 31, 2016, the Company had federal and state net operating loss carryforwards of $223.4 million and $111.4 million, respectively, which begin to expire in 2018, respectively. Of these amounts, approximately $1.3 million related to stock-based compensation tax deductions in excess of book compensation expense, additional paid-in capital net operating losses, or APIC NOLs, that will be credited to additional paid-in capital when such deductions reduce taxes payable as determined on a “with-and-without” approach. APIC NOLs will reduce federal and state taxes payable if realized in future periods, but the net operating loss carryforwards relating to such benefits are not included in the table above.

As of December 31, 2016, the Company had federal and state research and development tax credits carryforwards of $7.2 million and $3.5 million, respectively, which began to expire in 2018.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of $131.7 million and $92.3 million, respectively, was established as of December 31, 2016 and 2015. A change in the Company’s valuation allowance was recorded in 2016, in the amount of $39.4 million.

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

During 2016, the Company performed a formal study to determine if any of its remaining NOL and credit attributes might be further limited due to the ownership change rules of Section 382 or Section 383 of the Internal Revenue Code of 1986, as amended. As a result of that study, the Company has identified certain NOLs that might expire unused.  The Company has established a full valuation allowance against these attributes.

The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes—an interpretation of ASC 740, which requires it to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority.

The Company is in the process of conducting a study of its research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however until the study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheets or statements of operations if an adjustment were required.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The earliest tax years that remain subject to examination by jurisdiction is 2013 for both federal and Massachusetts. However, to the extent the Company utilizes net operating losses from years prior to 2013, the statute remains open to the extent of the net operating losses or other credits are utilized. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. There was no interest or penalties pertaining to uncertain tax positions in 2016 or 2015.

18.	Commitments and Contingencies

Leases

The Company leases its Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases expiring in 2021 and 2024, respectively.

The Company entered into the original King of Prussia and Boston leases in January 2015 and April 2015, respectively. The lease terms under the original agreements were for six and four years, respectively. Each agreement had one renewal option for an extended term. The King of Prussia and Boston lease terms under the original agreements began in June 2015 and July 2015, respectively.

The Company executed an amended lease agreement on its Boston office space in July 2016. The amended lease agreement adds 4,153 rentable square feet of office space and extends the original lease term by two years. The total revised lease commitment of $3.4 million is over a remaining five-year lease term.  In accordance with the amended lease agreement, the Company paid a security deposit of $0.1 million.  The Company is required to make additional payments under the facility operating leases for taxes, insurance, and other operating expenses incurred during the lease period. Because the Company is involved in the construction project, including having responsibility to pay for a portion of the costs of finish work and mechanical, electrical, and plumbing elements of the building, among other items, the Company is deemed for accounting purposes to be the owner of the office space during the construction period.  In addition, the lease provided an incentive from the landlord of up to $0.2 million in tenant improvements. The Company capitalized all leasehold improvements as fixed assets and recorded the landlord incentive as a receivable, included within “other receivables” on the Company’s consolidated balance sheet, until payment is received. Accordingly, the Company also recorded a related financing obligation in “other long-term liabilities” on the Company’s consolidated balance sheet. These amounts will be treated as a reduction to rent expense over the lease term. Subsequent to the amended lease agreement, the Company will record monthly rent expense of approximately $54,000 for the Boston office space.

The Company executed an amended lease agreement on its King of Prussia office space in October 2016.  The amended lease agreement is for 19,708 rentable square feet of office space, for a total commitment of $3.5 million. The total lease commitment is over a seven-year and seven-month lease term. The lease contains rent escalation and a partial rent abatement period, which will be accounted for as rent expense under the straight-line method.  The Company is required to make additional payments under the facility operating leases for taxes, insurance, and other operating expenses incurred during the operating lease period.

Deferred rent is included in accounts payable and other accrued expenses in the consolidated balance sheet as of December 31, 2016 and 2015.

Rent expense, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $0.7 million, $0.3 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014 respectively, and is reflected in operating expenses.

Future minimum operating lease obligations under non-cancelable leases with initial terms of more than one-year are as follows (in thousands):

Minimum Lease Obligation
Years Ended December 31,
2017	$823
2018	835
2019	826
2020	841
2021	594
2022 and thereafter	—
Total	$3,919

The $3.5 million obligation under the amended lease agreement on the King of Prussia space is not included within the above table as the Company does not control the space as of December 31, 2016. Included within the above table is the Company’s current obligation at our King of Prussia office space.

Supply Agreements

Cipan

In November 2016, we entered into a manufacturing and services agreement with CIPAN – Companhia Industrial Produtora de Antibióticos, or CIPAN. The agreement provides the terms and conditions under which CIPAN will manufacture and supply to us increased quantities of minocycline starting material and crude omadacycline, or the CIPAN Products, for purification into omadacycline and, subsequently, for use in our products that contain omadacycline as the active pharmaceutical ingredient. Under this agreement, we are obligated to pay a CIPAN Product price in the high three-digit U.S. Dollar range per kilogram for minocycline starting material and in the four-digit or five-digit U.S. Dollar range per kilogram for crude omadacycline, based on the annual volume of crude omadacycline that we order, subject to adjustments as set forth in the agreement. CIPAN will also perform certain services related to development, technology transfer and manufacturing of the CIPAN Products as provided in one or more statements of work, which shall set forth the fees payable by us to CIPAN for such services.

Our agreement with CIPAN will remain in effect for a fixed initial term, after which the agreement will continue, with respect to each CIPAN Product, for successive renewal terms unless either we or CIPAN have given written notice of termination within a certain period prior to the expiration of either the initial or then-current renewal term. The agreement may also be terminated under certain other circumstances, including by either party due to a material uncured breach by the other party or the other party’s insolvency.

Carbogen

In December 2016, we entered into an outsourcing agreement with CARBOGEN AMCIS AG, or Carbogen. The agreement provides for the terms and conditions under which Carbogen will manufacture and supply to us the active pharmaceutical ingredient for our omadacycline product in bulk quantities, or the Carbogen Product. Under this agreement, we are responsible for the cost and supply of crude omadacycline that Carbogen requires to manufacture the Carbogen Products and perform related services. We are obligated to initially pay Carbogen an amount in the low seven-digit U.S. Dollar range per batch of Carbogen Product that we order, depending on the size of the campaign, and the price may be adjusted in accordance with the terms of the agreement. We may also request that Carbogen perform certain services related to the Carbogen Product, for which we will pay reasonable compensation to Carbogen.

Our agreement with Carbogen will remain in effect for a fixed initial term and both parties are obligated to use diligent efforts to come to a subsequent long-term agreement to replace this agreement no later than the end of such initial term. If we have not executed a replacement agreement with Carbogen by such time, this agreement will automatically be extended for a fixed period of time. We may terminate this agreement by delivering notice of termination to Carbogen prior to the expiration of the initial or subsequent term. The agreement may also be terminated under certain other circumstances, including by either party due to a material uncured breach by the other party or the other party’s insolvency.

Almac

In December 2016, we entered into a manufacturing and services agreement with Almac Pharma Services Limited, or Almac. The agreement provides for the terms and conditions under which Almac will manufacture, package and supply to us omadacycline oral solid dosage tablets in bulk form, or the Almac Products. Under this agreement, we are required to use commercially reasonable efforts to timely provide Almac with the active pharmaceutical ingredient needed to manufacture the Almac Products and perform related services. We are obligated to pay a supply price in the five-digit range in Great Britain Pounds per batch of the Almac Products, subject to adjustments as provided in the agreement. We will also negotiate with Almac, as part of each individual scope of work, the reasonable costs for the services to be performed for us by Almac.

Our agreement with Almac will remain in effect for a fixed initial term, after which the agreement will continue for successive renewal terms unless either we or Almac have given written notice of termination within a certain period prior to the expiration of the initial or then-current renewal term. The agreement may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency.

Litigation

The following pending litigation was assumed through the Merger.

Intermezzo Patent Litigation

In July 2012, the Company received notifications from three companies, Actavis Elizabeth LLC, or Actavis Elizabeth, Watson Laboratories, Inc.—Florida, or Watson, and Novel Laboratories, Inc., or Novel, in September 2012, from each of Par Pharmaceutical, Inc. and Par Formulations Private Ltd., together, the Par Entities, in February 2013 from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., together, Dr. Reddy’s, and in July 2013 from TWi Pharmaceuticals, Inc., or Twi, stating that each has filed with the FDA an ANDA, that references Intermezzo. Refer to Item 3, “Legal Proceedings”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 9, 2016, for a full description of the history of this litigation.

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

Other Legal Proceedings

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually, or in the aggregate, a material adverse effect on its results of operations or financial condition. The Company does not believe that any of the above matters will result in a liability that is probable or estimable at December 31, 2016.

19.	401(k) Savings Plan

The Company maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Savings Plan’s matching formula. All matching contributions and participant contributions vest immediately. Contributions totaled $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2016, 2015, and 2014, respectively, and have been recorded in the consolidated statements of operations.

20.	Quarterly Results (Unaudited)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share data)
	(unaudited)

Revenue	$—	$—	$—	$29
Operating expenses	30,732	29,752	23,113	25,918
Loss from operations	(30,732)	(29,752)	(23,113)	(25,889)
Other expense, net	(539)	(531)	(515)	(565)
Net loss	$(31,271)	$(30,283)	$(23,628)	$(26,454)
Net loss per share - basic and diluted	$(1.78)	$(1.69)	$(1.04)	$(1.16)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share data)
	(unaudited)
Operating expenses	$10,633	$15,679	$23,372	$20,369
Loss from operations	(10,633)	(15,679)	(23,372)	(20,369)
Other expense, net	—	(20)	(49)	(737)
Net loss	$(10,633)	$(15,699)	$(23,421)	$(21,106)
Net loss per share - basic and diluted	$(0.74)	$(0.96)	$(1.33)	$(1.20)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 13, 2016, we dismissed CohnReznick LLP as our independent registered public accounting firm. The Audit Committee approved the dismissal of CohnReznick LLP. The reports of CohnReznick LLP on our consolidated financial statements for the fiscal years ended December 31, 2015, 2014 and 2013, and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended December 31, 2015, 2014 and 2013, and the subsequent interim period through May 13, 2016 there were no: (1) disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, with CohnReznick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement if not resolved to the satisfaction of CohnReznick LLP would have caused CohnReznick LLP to make reference thereto in its reports on the consolidated financial statements for such years, or (2) reportable events, as described in Item 304(a)(1)(v) of Regulation S-K.

We have furnished the foregoing disclosure to CohnReznick LLP and requested that it furnish us with a letter addressed to the SEC stating whether it agrees with the above statements, and if not, stating the respects with which it does not agree. A copy of the letter dated May 16, 2016 is filed as Exhibit 16.1 to our Current Report on Form 8-K filed on May 16, 2016.

Effective May 13, 2016, we engaged Ernst & Young LLP as our independent registered public accounting firm. The Board of Directors approved the engagement of Ernst & Young LLP. During the two most recent fiscal years ended prior to CohnReznick LLP’s dismissal, December 31, 2015 and 2014, and through the  subsequent interim period through May 13, 2016, we did not consult with Ernst & Young LLP, regarding either (i) the application of accounting principles to a specific transaction, completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that was an important factor considered in reaching a decision as to accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Regulation S-K 304(a)(1)(iv) and the related instructions to Regulation S-K 304, or a reportable event, as that term is defined in Regulation S-K 304(a)(1)(v).

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the design and operation of our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst and Young LLP, our independent registered public accounting firm, as stated in their report which is included herein.

(b)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Paratek Pharmaceuticals, Inc.

We have audited Paratek Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Paratek Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Paratek Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Paratek Pharmaceuticals, Inc. as of December 31, 2016, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for the year then ended of Paratek Pharmaceuticals, Inc. and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 1, 2017

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2016 fiscal year pursuant to Regulation 14A for our 2017 Annual Meeting of Stockholders, or the 2017 Proxy Statement, and the information to be included in the 2016 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2017 Proxy Statement and is hereby incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item will be contained in the 2017 Proxy Statement and is hereby incorporated by reference.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics. The code of business conduct applies to all of our employees, officers and directors. The full texts of our code of business conduct and ethics are posted on our website at http://www.paratekpharma.com under the Investor Relations section. We intend to disclose future amendments to our code of business conduct and ethics, or certain waivers of such provisions, at the same location on our website identified above and also in public filings. The inclusion of our website address in this report does not include or incorporate by reference the information on our website into this report.

Item 11.	Executive Compensation

The information required by this item will be contained in the 2017 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2017 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2017 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the 2017 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Index to Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K, which listing is incorporated herein by reference.

(a)(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a)(3) Exhibits

The exhibits listed in the Exhibit Index at the end of this Annual Report on Form 10-K are filed or incorporated by reference as part of this report and such listing is incorporated herein by reference.

(b) Exhibits

See Exhibits listed under Item 15(a)(3) above.

(c) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, State of Massachusetts, on the 1st day of March, 2017.

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

Signature	Title	Date

/s/ Michael F. Bigham	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 1, 2017
Michael F. Bigham

/s/ Douglas W. Pagán	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2017
Douglas W. Pagán

/s/ Evan Loh, M.D.	President, Chief Operating Officer, Chief Medical Officer and Director	March 1, 2017
Evan Loh, M.D.

/s/ Thomas J. Dietz, Ph.D.	Director	March 1, 2017
Thomas J. Dietz, Ph.D.
/s/ Timothy R. Franson, M.D.	Director	March 1, 2017
Timothy R. Franson, M.D.

/s/ Richard J. Lim	Director	March 1, 2017
Richard J. Lim

/s/ Kristine Peterson	Director	March 1, 2017
Kristine Peterson
/s/ Robert S. Radie	Director	March 1, 2017
Robert S. Radie

/s/ Jeffrey Stein, Ph.D.	Director	March 1, 2017
Jeffrey Stein, Ph.D.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

1.1*	Controlled Equity OfferingSM Sales Agreement between Paratek Pharmaceuticals, Inc. and Cantor Fitzgerald & Co., dated February 28, 2017.
2.1	Agreement and Plan of Merger and Reorganization by and among Transcept Pharmaceuticals, Inc., Tigris Merger Sub, Inc., Tigris Acquisition Sub, LLC and Paratek Pharmaceuticals, Inc. dated as of June 30, 2014.	Form 8-K	001-36066	2.1	July 1, 2014

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	October 5, 2015

4.3	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	December 13, 2016
4.4	Warrant, dated as of April 7, 2014 issued to HBM Healthcare Investments (Cayman) Ltd.	Form 10-K	001-36066	10.22	April 2, 2015

4.5	Warrant, dated as of April 18, 2014 issued to K/S Danish BioVenture.	Form 10-K	001-36066	10.23	April 2, 2015

4.6	Warrant, dated as of April 7, 2014 issued to Omega Fund III, L.P.	Form 10-K	001-36066	10.24	April 2, 2015

5.1*	Opinion of Ropes & Gray LLP

10.1A	2006 Incentive Award Plan, as amended and restated.	Form 10-K	001-36066	10.1A	March 9, 2016

10.1B+	Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan.	Form S-8	333-172041	99.2	February 3, 2011

10.2+	Form of Restricted Stock Unit Award Grant Notice and Form of Restricted Stock Unit Award Agreement under the 2006 Incentive Award Plan, as amended.	Form 8-K	001-36066	10.1	February 10, 2015

10.3+	2009 Employee Stock Purchase Plan.	Form 8-K	000-51967	10.1	June 9, 2009

10.4A+	2014 Equity Incentive Plan, as amended.	Form S-8	333-201204	4.1	December 22, 2014

10.4B+	Form of Option Agreement under the 2014 Equity Incentive Plan, as amended.	Form S-8	333-201204	4.2	December 22, 2014

10.5A+	2015 Inducement Plan.	Form 8-K	001-36066	10.2	February 10, 2015

10.5B+	Form of Stock Option Grant Notice and Form of Option Agreement under the 2015 Inducement Plan.	Form 8-K	001-36066	10.3	February 10, 2015

10.6A+	2015 Equity Incentive Plan	Form S-8	333-205482	99.5	July 2, 2015

10.6B+	Form of Paratek Pharmaceuticals, Inc. Stock Option Grant Notice under the 2015 Equity Incentive Plan	Form S-8	333-205482	99.6	July 2, 2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.6C+	Form of Paratek Pharmaceuticals, Inc. Restricted Stock Unit Grant Notice under the 2015 Equity Incentive Plan	Form S-8	333-205482	99.7	July 2, 2015

10.6D+	Form of Leadership Team Restricted Stock Unit Grant Notice and Form of Leadership Team Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.	Form 8-K	001-36066	10.1	February 8, 2017

10.6E*+	Form of Director Restricted Stock Unit Grant Notice and Form of Director Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.

10.6F*+	Form of Director Stock Option Grant Notice and Form of Director Option Agreement under the 2015 Equity Incentive Plan.

10.7*+	Non-Employee Director Compensation Policy.

10.8+	Form of Indemnification Agreement between the Company, its executive officers and directors.	Form 10-K	001-36066	10.8	March 9, 2016
10.9†	United States License and Collaboration Agreement by and between the Company and Purdue Pharmaceutical Products L.P., dated as of July 31, 2009.	Form 10-Q	000-51967	10.1	November 16, 2009

10.10†	First Amendment to the United States License and Collaboration Agreement by and between the Company and Purdue Pharmaceutical Products L.P., dated as of November 1, 2011.	Form 10-K	000-51967	10.30	March 30, 2012

10.11†	Letter Agreement by and between the Company and Purdue Pharmaceutical Products L.P., dated as of July 31, 2009.	Form 10-Q	000-51967	10.2	November 16, 2009

10.12†	License Agreement by and between the Company and Shin Nippon Biomedical Laboratories, Ltd., dated as of September 24, 2013.	Form 10-Q	001-36066	10.6	November 7, 2013

10.13	Termination Agreement and Release, between the Company and Shin Nippon Biomedical Laboratories, dated as of September 19, 2014.	Form 10-Q	001-36066	10.1	October 28, 2014

10.14†	Collaborative Research and License Agreement by and between the Company and Warner Chilcott, dated as of July 2, 2007.	Form 10-K	001-36066	10.16	April 2, 2015

10.15†	License Agreement by and between the Company and Tufts University dated as of February 1, 1997, as amended.	Form 10-K	001-36066	10.17	April 2, 2015

10.16+	Employment Agreement, as amended, by and between the Company and Doug Pagán dated as of February 4, 2015.	Form 10-K	001-36066	10.18	April 2, 2015

10.17+	Employment Agreement, as amended, by and between the Company and Michael Bigham dated as of February 4, 2015.	Form 10-K	001-36066	10.19	April 2, 2015

10.18+	Employment Agreement, as amended, by and between the Company and Evan Loh dated as of February 4, 2015.	Form 10-K	001-36066	10.20	April 2, 2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.19+	Employee Agreement, as amended, by and between the Company and Adam Woodrow dated as of February 4, 2015	Form 10-Q	001-36066	10.3	May 15, 2015

10.20+	Employment Agreement, by and between the Company and William Haskel dated as of June 12, 2015	Form 10-Q	001-36066	10.4	August 11, 2015

10.21	Stock Purchase Agreement dated October 1, 2015, by and between Paratek Pharmaceuticals, Inc. and Hercules Technology Growth Capital, Inc.	Form 8-K	001-36066	10.1	October 5, 2015

10.22	Loan and Security Agreement, dated September 30, 2015, between the Company and Hercules Technology II, L.P., Hercules Technology III, L.P., certain other lenders and Hercules Technology Growth Capital, Inc.	Form 10-Q/A	001-36066	10.5	December 3, 2015

10.23*

Amendment No. 1 to Loan and Security Agreement dated November 10, 2015, by and between Paratek Pharmaceuticals, Inc., Paratek Pharma, LLC, Hercules Technology II, L.P., Hercules Technology III, L.P., certain other lenders and Hercules Technology Growth Capital, Inc.

10.24	Amendment No. 2 to Loan and Security Agreement dated December 12, 2016, by and between Paratek Pharmaceuticals, Inc., Paratek Pharma, LLC, Hercules Technology II, L.P., Hercules Technology III, L.P., certain other lenders and Hercules Technology Growth Capital, Inc.	Form 8-K	001-36066	10.1	December 13, 2016

10.25*	Boston Lease Agreement between the Company and The Heritage on The Garden, dated as of April 24, 2015.

10.26*	King of Prussia Lease Agreement between the Company and Atlantic American Properties Trust, dated as of January 23, 2015.

10.27*^	Manufacturing and Services Agreement by and between the Company and Almac Pharma Services Limited, dated as of December 30, 2016.

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.28*^	Manufacturing and Services Agreement by and between the Company and CIPAN – Companhia Industrial Produtora de Antibióticos, S.A., dated as of November 2, 2016.

10.29*^	Outsourcing Agreement by and between the Company and CARBOGEN AMCIS AG, dated as of December 30, 2016.

16.1	Letter from CohnReznick to the Securities and Exchange Commission dated as of May 16, 2016.	Form 8-K	001-36066	16.1	May 16, 2016

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm.
23.3*	Consent of Ropes & Gray LLP (included in Exhibit 5.1).
24.1	Power of Attorney (included on signature page)

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

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and submitted separately to the Securities and Exchange Commission.

^	Confidential treatment has been requested as to certain portions, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
+	Management contract or compensatory plan, contract or arrangement.