Form 10-Q
period 2017-03-31
Paratek Pharmaceuticals, Inc.
filed 2017-05-04
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2017 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 28, 2017 there were 27,485,522 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and par value amounts)

(unaudited)

	March 31, 2017	December 31, 2016

Assets
Current assets
Cash and cash equivalents	$62,044	$52,962
Available-for-sale securities	77,543	75,076
Restricted cash	127	817
Other receivable	35	323
Prepaid and other current assets	3,050	2,922
Total current assets	142,799	132,100
Restricted cash	250	250
Fixed assets, net	2,178	1,188
Intangible assets, net	976	1,015
Goodwill	829	829
Other long-term assets	333	350
Total assets	$147,365	$135,732
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and other accrued expenses	$7,305	$10,790
Accrued contract research	11,274	9,566
Current portion of Intermezzo reserve	56	56
Total current liabilities	18,635	20,412
Long-term debt	39,060	38,974
Contingent obligations	424	655
Other liabilities	4,437	4,099
Total liabilities	62,556	64,140
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,742,253 and 23,358,637 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	26	23
Additional paid-in capital	493,550	451,947
Accumulated other comprehensive loss	(54)	(16)
Accumulated deficit	(408,713)	(380,362)
Total stockholders’ equity	84,809	71,592
Total liabilities and stockholders’ equity	$147,365	$135,732

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended March 31,
	2017	2016
Revenue:
Royalty Revenue	$18	$—
Total Revenue	18	—
Operating expenses:
Research and development	18,657	24,288
General and administrative	8,363	6,339
Changes in fair value of contingent consideration	(231)	105
Total operating expenses	26,789	30,732
Loss from operations	(26,771)	(30,732)
Other income and expenses:
Interest expense	(1,132)	(730)
Interest income	240	191
Other loss, net	(7)	—
Net loss	$(27,670)	$(31,271)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities, net of tax	(38)	1
Comprehensive loss	$(27,708)	$(31,270)
Net loss per share - basic and diluted	$(1.14)	$(1.78)
Weighted average common shares outstanding
Basic and diluted	24,196,158	17,615,754

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2017	2016
Net loss	$(27,670)	$(31,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301	244
Stock-based compensation expense	4,044	2,419
Noncash interest expense	293	357
Noncash interest income	—	(191)
Change in fair value of contingent consideration	(231)	105
Changes in operating assets and liabilities
Accounts receivable and other current assets	420	4,471
Accounts payable and accrued expenses	(2,439)	5,430
Other liabilities and other assets	355	(74)
Net cash used in operating activities	(24,927)	(18,510)
Investing activities
Purchase of fixed assets, net	(897)	(99)
Purchase of marketable securities	(27,665)	(68,353)
Proceeds from maturities of marketable securities	25,000	—
Decrease (increase) in restricted cash	690	(947)
Net cash used in investing activities	(2,872)	(69,399)
Financing activities
Proceeds from exercise of stock options	22	11
Proceeds from sale of common stock	36,859	739
Net cash provided by financing activities	36,881	750
Net increase (decrease) in cash and cash equivalents	9,082	(87,159)
Cash and cash equivalents at beginning of period	52,962	131,302
Cash and cash equivalents at end of period	$62,044	$44,143
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$737	$430
Purchases of fixed assets in accrued expenses	$198	$—

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

If approved, omadacycline will be the first in a new class of aminomethylcycline antibiotics. Omadacycline is a broad-spectrum, well-tolerated once-daily oral and intravenous, or IV, antibiotic. The Company believes that omadacycline has the potential to become the primary antibiotic choice of physicians for use as a broad-spectrum monotherapy antibiotic for acute bacterial skin and skin structure infections, or ABSSSI, community-acquired bacterial pneumonia, or CABP, urinary tract infection, or UTI, and other serious community-acquired bacterial infections, where resistance is of concern. The Company believes omadacycline, if approved, will be used in the emergency room, hospital and community care settings. The Company has designed omadacycline to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad spectrum antibacterial activity, oral and IV formulations with once-daily dosing, no known drug interactions, and a favorable safety and tolerability profile.

The Company’s second Phase 3 antibacterial product candidate, sarecycline, also known as WC3035, is a new, once-daily, tetracycline-derived compound designed for use in the treatment of acne and rosacea. The Company believes that, based upon the data generated to-date, sarecycline possesses favorable anti-inflammatory activity, plus narrow-spectrum antibacterial activity relative to other tetracycline-derived molecules, oral bioavailability, does not cross the blood-brain barrier, and favorable pharmacokinetic, or PK, properties that the Company believes make it particularly well-suited for the treatment of inflammatory acne in the community setting.  The Company has exclusively licensed U.S. development and commercialization rights to sarecycline for the treatment of acne to Allergan plc, or Allergan, while retaining development and commercialization rights in the rest of the world.

Prior to October 30, 2014, the name of the Company was Transcept Pharmaceuticals, Inc., or Transcept. On October 30, 2014, Transcept completed a business combination, or the Merger, with privately held Paratek Pharmaceuticals, Inc., or Old Paratek, in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2014, by and among Transcept, Tigris Merger Sub, Inc., Tigris Acquisition Sub, LLC and Old Paratek, or the Merger Agreement.

The Company has incurred significant losses since its inception in 1996. The Company has generated an accumulated deficit of $408.7 million through March 31, 2017 and will require substantial additional funding in connection with the Company’s continuing operations to support commercial activities associated with its lead product candidate, omadacycline. Based upon the Company’s current operating plan, the Company anticipates that its existing cash, cash equivalents and marketable securities will enable the Company to fund its operating expenses and capital expenditure requirements through at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance future cash needs primarily through a combination of public and private equity offerings, debt or other structured financings and strategic collaborations. The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations, as well as those risks discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017, and elsewhere in this report.

2.   Summary of Significant Accounting Policies and Basis of Presentation

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, or the SEC, on March 2, 2017.

As of January 1, 2017, the Company adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. Upon adoption, the Company adjusted retained earnings for amendments related to an entity-wide accounting policy election to recognize the impact of share-based award forfeitures only as they occur rather than by applying an estimated forfeiture rate as previously required.  ASU 2016-09 requires that this change be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted. The following table summarizes the impact to the Company’s consolidated balance sheet, including the amount charged to retained earnings as of January 1, 2017 (in thousands):

	Balance sheet reclassification	Amount ($)
Increase to additional paid-in capital resulting from the Company's election to recognize forfeitures as they occur rather than applying an estimated forfeiture rate	Additional paid-in-capital	681
Charge to accumulated deficit for cumulative-effect adjustment from adoption of ASU 2016-09	Accumulated deficit	681

There have been no other material changes in the Company’s significant accounting policies during the three months ended March 31, 2017.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America, or U.S. GAAP, as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB, and pursuant to the rules and regulations of the SEC.

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2016, and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods ended March 31, 2017 and 2016.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2017. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016, and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the results of operations of Paratek Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Paratek Pharma, LLC, Paratek Securities Corporation, Transcept Pharma, Inc., Paratek UK, Ltd and Paratek Bermuda Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

3. Cash and Cash Equivalents and Marketable Securities

The following is a summary of available-for-sale securities as of March 31, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gains		Unrealized Losses	Fair Value
March 31, 2017
U.S. treasury securities	$77,597		$—	$(54)	$77,543
Total	$77,597	$		$(54)	$77,543
December 31, 2016
U.S. treasury securities	$62,574		$—	$(18)	$62,556
Government agencies	12,518		2	—	12,520
Total	$75,092		$2	$(18)	$75,076

No available-for-sale securities held as of March 31, 2017 and December 31, 2016 had remaining maturities greater than one year.

4.   Restricted Cash

Short-term restricted cash

Intermezzo Reserve

On October 28, 2016, the Company executed a royalty sharing agreement, or the Royalty Sharing Agreement, with the Special Committee of the Company’s Board of Directors, or the Special Committee, a committee established in connection with the Merger. Under the Royalty Sharing Agreement, the Company agreed to pay to the former Transcept stockholders fifty percent of all royalty income received by the Company pursuant to the Purdue Collaboration Agreement (as defined in Note 8, License and Collaboration Agreements), net of all costs, fees and expenses incurred by the Company in connection with the Purdue Collaboration Agreement, related agreements, the Intermezzo product and the administration of the royalty income to the former Transcept stockholders. The royalties are paid to the former Transcept stockholders annually. As of March 31, 2017, restricted cash of $0.1 million represents royalty income received but not yet paid to former Transcept stockholders as part of the Royalty Sharing Agreement. Included in the balance as of March 31, 2017 and December 31, 2016 is also the remainder of the Intermezzo reserve of $0.1 million, established in accordance with the Merger Agreement, which is comprised of unpaid legal fees.

Letter of Credit

During the year ended December 31, 2016, the Company obtained a letter of credit in the amount of $0.8 million, which was collateralized with a bank account at a financial institution, to secure value-added tax registration in certain foreign countries. The letter of credit was cancelled by the Company during the quarter ended March 31, 2017.

Long-term restricted cash

The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. Refer to Note 15, Commitments and Contingencies, for further details. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of March 31, 2017 and December 31, 2016, naming the landlord as beneficiary.

5.   Fixed Assets

Fixed assets, net, consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Office equipment	$919	$443
Computer equipment	511	251
Computer software	787	787
Leasehold improvements	850	137
Construction-in-progress	—	391
Gross fixed assets	3,067	2,009
Less: Accumulated depreciation and amortization	(889)	(821)
Net fixed assets	$2,178	$1,188

During the quarter ended March 31, 2017, the Company purchased $1.2 million and disposed of $0.1 million of fixed assets for its expanded lease space in both its King of Prussia and Boston office facilities.

6.   Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Intermezzo product rights	$1,410	$1,410
TO-2070 asset	170	170
Gross intangible assets	1,580	1,580
Less: Accumulated amortization	(604)	(565)
Net intangible assets	$976	$1,015

Intermezzo product rights and the TO-2070 license rights were acquired through the Merger. Refer to Note 8, License and Collaboration Agreements, for further detail concerning Intermezzo and TO-2070.  Intangible assets are reviewed when events or circumstances indicate that the assets might be impaired. An impairment loss would be recognized when the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets.  If it is determined that the intangible asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying value of the intangible asset over its fair value.

In April 2016, the first generic equivalent of Intermezzo was launched. Although the generic was off the market for a short period, it re-entered in September 2016. Intermezzo product sales have steadily declined since its generic equivalent re-entered the market. As such, the Company performed a recoverability test during the quarter ended March 31, 2017. It was determined that the summation of the undiscounted future cash flow of the Intermezzo product rights exceeded its carrying value. As a result, the Company did not record an impairment charge during the quarter ended March 31, 2017. No impairment was recorded during the year ended December 31, 2016.

7.   Net Loss Per Share Available to Common Stockholders

Basic net loss per share available to common stockholders is calculated by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method or the if-converted method, as applicable. For purposes of this calculation, stock options, restricted stock units, and warrants to purchase common stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share available to common stockholders when their effect is dilutive.

The following outstanding shares subject to stock options, restricted stock units, and warrants to purchase common stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation as of the three months ended March 31, 2017 and 2016 as indicated below:

	March 31,
	2017	2016
Excluded potentially dilutive securities (1):
Shares subject to outstanding options to purchase common stock	3,452,076	2,827,215
Unvested restricted stock units	955,503	475,500
Shares subject to warrants to purchase common stock	79,454	47,426
Shares issuable under employee stock purchase plan	36,539	36,539
Totals	4,523,572	3,386,680

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of March 31, 2017 and 2016. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

8.   License and Collaboration Agreements

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

The Company earned an upfront fee in the amount of $4.0 million upon the execution of the Allergan Collaboration Agreement, $1.0 million upon filing of an Investigational New Drug Application in 2010, and $2.5 million upon initiation of Phase 2 trials in 2012. In December 2014, the Company also earned $4.0 million upon initiation of Phase 3 trials associated with the Allergan Collaboration Agreement. In addition, Allergan may be required to pay the Company an aggregate of approximately $17.0 million upon the achievement of specified future regulatory milestones, the next being $5.0 million upon acceptance by the U.S. Food & Drug Administration, or FDA, of a New Drug Application, or NDA, submission. Allergan is also obligated to pay the Company tiered royalties, ranging from the mid-single digits to the low double digits, based on net sales of tetracycline compounds developed under the Allergan Collaboration Agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term. Allergan’s obligation to pay the Company royalties for each tetracycline compound it commercializes under the Allergan Collaboration Agreement expires on the later of the expiration of the last to expire patent that covers the tetracycline compound in the United States and the date on which generic drugs that compete with the tetracycline compound reach a certain threshold market share in the United States.

The Company has not received any amounts or recognized any revenue under this arrangement since 2014.

Tufts University

In February 1997, the Company and Tufts University, or Tufts, entered into a license agreement under which the Company acquired an exclusive license to certain patent applications and other intellectual property of Tufts related to the drug resistance field to develop and commercialize products for the treatment or prevention of bacterial or microbial diseases or medical conditions in humans or animals or for agriculture. The Company subsequently entered into ten amendments to that agreement, collectively the Tufts License Agreement, to include patent applications filed after the effective date of the original license agreement, to exclusively license additional technology from Tufts, to expand the field of the agreement to include disinfectant applications, and to change the royalty rate and percentage of sublicense income paid by the Company to Tufts under sublicense agreements with specified sublicensees. The Company is obligated under the Tufts License Agreement to provide Tufts with annual diligence reports and a business plan and to meet certain other diligence milestones. The Company has the right to grant sublicenses of the licensed rights to third parties, which will be subject to the prior approval of Tufts unless the proposed sublicensee meets a certain net worth or market capitalization threshold. The Company is primarily responsible for the preparation, filing, prosecution and maintenance of all patent applications and patents covering the intellectual property licensed under the Tufts License Agreement at its sole expense. The Company has the first right, but not the obligation, to enforce the licensed intellectual property against infringement by third parties.

The Company issued Tufts 1,024 shares of the Company’s common stock on the date of execution of the original license agreement, and the Company may be required to make certain payments of up to $0.3 million to Tufts upon the achievement by products developed under the agreement of specified development and regulatory approval milestones. The Company has already made a payment of $50,000 to Tufts for achieving the first milestone following commencement of the Phase 3 clinical trial for omadacycline. The Company is also obligated to pay Tufts a minimum royalty payment in the amount of $25,000 per year. In addition, the Company is obligated to pay Tufts royalties based on gross sales of products, as defined in the agreement, ranging in the low single digits depending on the applicable field of use for such product sale. If the Company enters into a sublicense under the Tufts License Agreement, based on the applicable field of use for such product, the Company agreed to pay Tufts a percentage, ranging from 10% to 14% (ten percent to fourteen percent), of that portion of any sublicense issue fees or maintenance fees received by the Company that are reasonably attributable to the sublicense of the rights granted to the Company under the Tufts License Agreement and the lesser of a percentage, ranging from the low tens to the high twenties based on the applicable field of use for such product, of the royalty payments made to the Company by the sublicensee or the amount of royalty payments that would have been paid by the Company to Tufts if the Company had sold the product.

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

Purdue Pharma L.P.

In July 2009, the Company and Purdue Pharma L.P., or Purdue Pharma, entered into a license and collaboration agreement, or the Purdue Collaboration Agreement, that grants an exclusive license to Purdue Pharma to commercialize Intermezzo in the United States and pursuant to which:

•

Purdue Pharma paid the Company a $25.0 million non-refundable license fee in August 2009, and non-refundable intellectual property milestone payments of $10.0 million in each of December 2011 and August 2012;

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

The Purdue Collaboration Agreement expires on the expiration of Purdue Pharma’s royalty obligations. Purdue Pharma has the right to terminate the Purdue Collaboration Agreement at any time upon advance notice of 180 days. The Purdue Collaboration Agreement is also subject to termination by Purdue Pharma in the event of FDA or governmental action that materially impairs Purdue Pharma’s ability to commercialize Intermezzo or the occurrence of a serious event with respect to the safety of Intermezzo. The Purdue Collaboration Agreement may be terminated by the Company upon Purdue Pharma commencing an action that challenges the validity of Intermezzo related patents or if Purdue Pharma is excluded from participation in federal healthcare programs. The Purdue Collaboration Agreement may be terminated by either party in the event of a material breach by or insolvency of the other party.

The Company also granted Purdue Pharma and an associated company the right to negotiate for the commercialization of Intermezzo in Mexico in 2013 but retained the rights to commercialize Intermezzo in the rest of the world.

During the first quarter of 2014, Purdue Pharma discontinued use of the Purdue Pharma sales force to actively market Intermezzo to healthcare professionals.

In October 2014, the Company announced that its Board of Directors had approved a special dividend of, among other things, the right to receive, on a pro rata basis, 100% of any royalty income received by the Company pursuant to the Purdue Collaboration Agreement and 90% of any cash proceeds from a sale or disposition of Intermezzo, less fees and expenses incurred in connection with such activity, to the extent that either occurred prior to the second anniversary of the closing date of the Merger. On October 28, 2016, in satisfaction of the Company’s payment obligation of the proceeds of sale or disposition of the Intermezzo assets to the former Transcept stockholders under the Merger Agreement, the Company executed the Royalty Sharing Agreement pursuant to which the Company agreed to pay to the former Transcept stockholders fifty percent of all royalty income received by the Company pursuant to the Purdue Collaboration Agreement, net of all costs, fees and expenses incurred by the Company in connection with the Purdue Collaboration Agreement, related agreements, the Intermezzo product and the administration of the royalty income to the former Transcept stockholders.

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

9.  Capital Stock

In October 2015 and February 2017, Paratek Pharmaceuticals, Inc. entered into Controlled Equity OfferingSM Sales Agreements, or the 2015 Sales Agreement and 2017 Sales Agreement, respectively, and collectively, the Sales Agreements, with Cantor Fitzgerald & Co., or Cantor, under which the Company could, at its discretion, from time to time sell shares of its common stock, with a sales value of up to $50 million under each Sales Agreement through Cantor. The Company provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has sold all $50 million of shares of its common stock under the 2015 Sales Agreement. The Company received $36.9 million in proceeds, after deducting commissions of $1.1 million, from the sale of 2,326,119 shares of common stock under the 2015 Sales Agreement during the quarter ended March 31, 2017. The Company received an additional $41.8 million in proceeds, after deducting commissions of $1.3 million, from the sale of 1,854,013 shares of common stock, as of May 1, 2017, under the 2017 Sales Agreement. As of May 1, 2017, $6.9 million remains available for sale under the 2017 Sales Agreement.

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

As described in Note 13, Long-term Debt, in connection with a Loan and Security Agreement, or the Loan Agreement, into which the Company entered with Hercules Technology II, L.P. and Hercules Technology III, L.P., together, Hercules, and certain other lenders and Hercules Technology Growth Capital, Inc. (as agent), the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 16,346 shares of its common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share, or the Hercules Warrants, on September 30, 2015, which expire five years from issuance or at the consummation of a Public Acquisition, as defined in each of the Hercules Warrant agreements.

As described in Note 13, Long-term Debt, in connection with the Loan Agreement Amendment (as defined in Note 13, Long-term Debt), the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 18,574 shares of its common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per share, or the Loan Amendment Warrants. Additionally, upon the Additional Tranche (as defined in Note 13, Long-term Debt) funding date, the Company will issue an additional warrant to each of Hercules Technology II, L.P. and Hercules Technology III, L.P., which together will be exercisable for an aggregate number of shares equal to $125,000 divided by the arithmetic mean of the Company’s daily closing price per share for the ten trading days preceding the Additional Tranche funding date and which each carry an exercise price equal to the arithmetic mean of the Company’s daily closing price per share for the ten trading days preceding the Additional Tranche funding date. Each Loan Amendment Warrant may be exercised on a cashless basis. The Loan Amendment Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Loan Amendment Warrants. The number of shares for which the Loan Amendment Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Loan Amendment Warrants.

10.   Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Accounts payable	$2,118	$4,418
Accrued legal costs	630	358
Accrued compensation	1,086	2,609
Intermezzo payable	63	49
Accrued professional fees	1,469	1,118
Accrued contract manufacturing	1,649	1,940
Accrued other	290	298
Total	$7,305	$10,790

11.   Fair Value Measurements

Financial instruments, including cash, cash equivalents, restricted cash, money market funds, U.S. treasury and government agency securities, accounts receivable, accounts payable, accrued expenses, contingent obligations and the Intermezzo reserve are carried on the condensed consolidated financial statements at amounts that approximate fair value. The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date.  The carrying value of the long-term debt approximates its fair value as the interest rate is near current market rates. The fair value of the Company’s long-

term debt was determined using Level 3 inputs.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2017
Assets:
U.S. treasury securities	$77,543	$—	$—	$77,543
Total Assets	$77,543	$—	$—	$77,543
Liabilities:
Contingent obligations	$—	$—	$424	$424
Total Liabilities	$—	$—	$424	$424
December 31, 2016
Assets:
U.S. treasury securities	$62,556	$—	$—	$62,556
Government agencies	—	12,520	—	12,520
Total Assets	$62,556	$12,520	$—	$75,076
Liabilities:
Contingent obligations	$—	$—	$655	$655
Total Liabilities	$—	$—	$655	$655

Marketable Securities

U.S. treasury securities fair values can be obtained through quoted market prices in active exchange markets and are therefore classified as Level 1. The pricing on government agency securities was primarily sourced from independent third party pricing services, overseen by management, and is based on valuation models that consider standard input factor such as deal quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment spreads, credit information and the bond’s terms and conditions, among other things, and are therefore classified as Level 2.

Contingent Consideration

On October 28, 2016, in satisfaction of the Company’s payment obligation of the proceeds of sale or disposition of the Intermezzo product rights to the former Transcept stockholders under the Merger Agreement, the Company executed the Royalty Sharing Agreement with the Special Committee. Under the Royalty Sharing Agreement, the Company agreed to pay to the former Transcept stockholders fifty percent of all royalty income received by the Company pursuant to the Purdue Collaboration Agreement, net of all costs, fees and expenses incurred by the Company in connection with the Purdue Collaboration Agreement, related agreements, the Intermezzo product and the administration of the royalty income to the former Transcept stockholders.  The Company determined that the Royalty Sharing Agreement represents a modification to the original contingent obligations established under the Merger Agreement in accordance with ASC 805, Business Combinations.

  The significant unobservable inputs used in the fair value measurement of the contingent obligation to former Transcept stockholders with respect to the Intermezzo product rights as of March 31, 2017 and December 31, 2016 were estimated future Intermezzo product revenues and associated royalties due to the Company as well as the appropriate discount rate given consideration to the market and forecast risk involved. The results of this valuation yielded a decrease in the contingent obligation to former Transcept stockholders of $0.2 million during the three months ended March 31, 2017. Significant increases or decreases in any of those inputs would result in a substantially lower or higher fair value measurement.

The following table provides a roll forward of the fair value of contingent obligations categorized as Level 3 instruments, for the three months ended March 31, 2017 (in thousands):

Contingent liability— former Transcept stockholders
Balances at December 31, 2016	$655
Change in fair value	(231)
Balances at March 31, 2017	$424

12.   Stock-Based Compensation

As described in Note 2, Summary of Significant Accounting Policies and Basis of Presentation, the Company adopted ASU 2016-09. ASU 2016-09 requires the Company to recognize compensation expense of stock-based awards over the vesting periods of the awards, and realize forfeitures when they occur. The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

	Three months ended March 31,
	2017	2016
Research and development expense	$2,705	$697
General and administrative expense	1,339	1,722
Total stock-based compensation expense	$4,044	$2,419

Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. The Company estimates the fair value of its stock options using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of the stock option grants is as follows:

	Three months ended March 31,
	2017	2016
Volatility	76.4%	73.6%
Weighted average risk-free interest rate	2.0%	1.4%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	5.8	5.8

Stock Option Plan Activity

The number of shares of the Company’s common stock available for issuance under the Paratek Pharmaceuticals, Inc. 2015 Equity Incentive Plan, or the 2015 Plan, was initially 1,200,000 shares. The initial number of shares authorized under the 2015 Plan may be increased by the number of shares that again become available for grant as a result of forfeited or terminated awards or shares withheld in satisfaction of the exercise price or tax withholding obligations associated with awards under the Paratek Pharmaceuticals, Inc. 2006 Incentive Award Plan, as amended, and the Paratek Pharmaceuticals, Inc. 2014 Equity Incentive Plan, with the total amount of the initial shares plus the forfeited or terminated shares not to exceed 2,000,000 shares. In addition, the number of shares authorized for issuance under the 2015 Plan will be automatically increased each year pursuant to an “evergreen” provision contained in the 2015 Plan. The number of shares available for issuance will automatically increase on January 1 of each year, for the period commencing on (and including) January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors of the Company may act prior to January 1 of a given year to provide that there will be no January 1 increase in the number of shares available for issuance for such year or that the increase in the number of shares available for issuance for such year will be a lesser number of shares of common stock than would otherwise occur. On January 1, 2017, 1,167,931 shares of common stock were automatically added to the shares authorized for issuance under the 2015 Plan pursuant to the evergreen provision.

During the quarter ended March 31, 2017, the Company’s Board of Directors granted 702,750 stock options and 559,000 restricted stock units to directors, executives and employees of the Company under the 2015 Plan. The stock option awards are subject to time-based vesting over a period of one to four years.  The restricted stock unit, or RSU, awards made to directors of the Company are subject to time-based vesting, with 100% of the shares of common stock subject to the RSUs vesting one year from the grant date. The grants also included performance-based RSU, or PRSU, awards to certain executives and employees of the Company. The PRSUs will vest as follows: 20% of the PRSUs shall vest upon achievement of data lock for Study 16301 (oral only ABSSSI), or the First Milestone; 30% of the PRSUs shall vest upon achievement of IV and oral NDA acceptances, or the Second Milestone; and 50% of the PRSUs shall vest upon FDA approval of omadacycline, or the Third Milestone, provided, that, each of the First Milestone, the Second Milestone and the Third Milestone must occur no later than the fifth anniversary of the date of grant for the applicable portion of the PRSUs to vest. The Company recognizes compensation cost for awards with performance conditions if and when the Company concludes that it is probable that the performance condition will be achieved over the requisite service period. Since the Company believes it is more likely than not that the First Milestone and Second Milestone will be achieved prior to the fifth anniversary of the date of grant, the Company recognized compensation cost, for a total of $1.0 million, for both performance conditions during the quarter ended March 31, 2017 using the accelerated attribution method.

The Company has not made any additional grants under the Paratek Pharmaceuticals, Inc. 2015 Inducement Plan, or the 2015 Inducement Plan, since fiscal year 2015. Although the Company does not currently anticipate the issuance of additional stock options under the 2015 Inducement Plan, 73,167 shares remain available for grant under the 2015 Inducement Plan, as well as any shares underlying outstanding options that may become available for grant pursuant to the terms of the 2015 Inducement Plan.  It is therefore possible that the Company may, based on the business and recruiting needs of the Company, issue additional stock options under the 2015 Inducement Plan.

As of March 31, 2017, no additional shares remained available for issuance under either the Paratek Pharmaceuticals, Inc. 2006 Equity Incentive Plan, as amended, or the Paratek Pharmaceuticals, Inc. 2014 Equity Incentive Plan. However, 2,625 stock options granted under the 2006 Equity Incentive Plan were cancelled during the three months ended March 31, 2017 and 40,708 were cancelled during the year ended December 31, 2016, and the shares underlying such awards became available for grant under the 2015 Plan.

Total shares available for future issuance under the 2015 Plan are 271,278 shares as of March 31, 2017.

Stock options

A summary of stock option activity for the three months ended March 31, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding
Balances at December 31, 2016	2,780,791	$16.63	8.27	$8,809
Granted	702,750	15.09
Exercised	(1,389)	14.05
Expired or Forfeited	(30,076)	19.30
Balances at March 31, 2017	3,452,076	$16.30	8.39	$17,235
Exercisable
March 31, 2017	1,593,079	$15.22	7.73	$10,456
Vested and expected to vest
March 31, 2017	3,452,076	$16.30	8.39	$17,235

Restricted Stock Units

A summary of restricted stock unit activity for the three months ended March 31, 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested balance at December 31, 2016	454,000	$19.67
Granted	559,000	15.10
Released	(57,497)	14.05
Unvested balance at March 31, 2017	955,503	$17.33

Total unrecognized compensation expense for all stock-based awards was $26.6 million as of March 31, 2017. This amount will be recognized over a weighted average period of 2.02 years.

13.   Long-term Debt

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

Upon an Event of Default, an additional 5.0% interest would be applied and Hercules could, at its option, accelerate and demand payment of all or any part of the loan together with the prepayment and end of term charges. An Event of Default is defined in the Loan Agreement as (i) failure to make required payments; (ii) failure to adhere to financial, operating and reporting loan covenants; (iii) an event or development occurs that would be reasonably expected to have a material adverse effect; (iv) false representations in the Loan Agreement; (v) insolvency, as described in the Loan Agreement; (vi) levy or attachments on any of the Company's assets; and (vii) default of any other agreement or subordinated debt greater than $1.0 million. In the event of insolvency, this acceleration and declaration would be automatic. In addition, in connection with the Loan Agreement, the Company agreed to provide Hercules with a contingent security interest in the Company's bank accounts. The Company's control of its bank accounts is not adversely affected unless Hercules elects to obtain unilateral control of the Company's bank accounts by declaring that an Event of Default has occurred. The principal of the Term Loan, which was not due within 12 months of March 31, 2017, has been classified as long-term as the Company determined that a material adverse effect resulting in Hercules exercising its rights under the subjective acceleration clause is remote.

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

Debt issuance costs of $511,000 were ratably allocated to the initial $20.0 million draw and the remaining unfunded $20.0 million. Debt issuance costs related to the initial $20.0 million draw were presented on the consolidated balance sheet as a direct deduction from the related debt liability. Issuance costs related to the unfunded amount were capitalized as prepaid asset and were to be amortized ratably through the end of the Draw Period.

In connection with the Loan Agreement, the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P., a warrant to purchase 16,346 shares of the Company’s common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share. The Hercules Warrants’ total relative fair value of $288,000 at September 30, 2015 was determined using a

Black-Scholes option-pricing model. The relative fair value of the Hercules Warrants was included as a discount to the Term Loan and also as a component of additional paid-in capital.  See Note 9, Capital Stock, for further description of the Hercules Warrants.

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

On December 12, 2016, the Company and Hercules entered into an amendment to the Loan Agreement, or the Loan Agreement Amendment, which extended the date on which the Company must begin making amortization payments under the Loan Agreement from April 1, 2018 to January 1, 2019, or the Amortization Date. Upon commencement of the Amortization Date, the Company will make amortization payments based upon an amortization schedule equal to thirty consecutive months, with the balance of outstanding loans due on the original maturity date of the Loan Agreement.  The Loan Agreement Amendment also increased the amount that the Company may borrow by $10.0 million, from up to $40.0 million to up to $50.0 million in multiple tranches.  The additional $10.0 million tranche, or the Additional Tranche, is available at the Company’s option through September 15, 2017 conditioned upon the Company completing either a second Phase 3 clinical evaluation of omadacycline in patients with ABSSSI or in patients with CABP supportive of the Company making a NDA filing with the FDA. The Company announced positive top-line efficacy and safety data for the Phase 3 CABP study in April 2017, and as such, the Additional Tranche became available to the Company. If drawn, the Additional Tranche shall bear interest and have the same maturity as all other loans outstanding under the Loan Agreement.  The Company borrowed the first tranche of $20.0 million upon the closing of the Loan Agreement on September 30, 2015 and, concurrently with the closing of the Loan Agreement Amendment, the Company borrowed an additional $20.0 million under the Loan Agreement. In connection with the Loan Agreement Amendment, the Company paid Hercules a $0.4 million amendment fee.

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

In connection with the Loan Agreement Amendment, the Company issued the Loan Amendment Warrants to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. which together are exercisable for an aggregate of 37,148 shares of the Company’s common stock at an exercise price of $13.46 per share. Additionally, upon the Additional Tranche funding date, the Company will issue an additional warrant to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. which together will be exercisable for an aggregate number of shares equal to $125,000 divided by the arithmetic mean of the Company’s daily closing price per share for the ten trading days preceding the Additional Tranche funding date and which each carry an exercise price equal to the arithmetic mean of the Company’s daily closing price per share for the ten trading days preceding the Additional Tranche funding date. Each Loan Amendment Warrant may be exercised on a cashless basis. The Loan Amendment Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Loan Amendment Warrants. The number of shares for which the Loan Amendment Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Loan Amendment Warrants.

As of March 31, 2017, the Company has recorded a long-term debt obligation of $39.1 million, net of debt discount of $0.9 million.

Future principal payments, which exclude the 4.5% end of term charge, in connection with the Loan Agreement, as of March 31, 2017 are as follows (in thousands):

Fiscal Year
2017	$—
2018	—
2019	14,952
2020	25,048
2021 and thereafter	—
Total	$40,000

14.   Income Taxes

There is no provision for federal and state income taxes since the Company has historically incurred operating losses. Previously, a component of the Company’s net operating losses related to tax deductions for the stock based compensation in excess of book compensation, or additional paid-in-capital net operating losses, would have been credited to additional paid-in-capital if they became utilizable in future periods. Under ASU 2016-09, any such excess deductions will be added to the existing net operating losses. This is not expected to have a material impact on the Company’s deferred tax assets or related disclosures. Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the Company’s otherwise recognizable net deferred tax assets.

15.   Commitments and Contingencies

Leases

The Company’s contractual obligations and commitments were reported in its Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017. The Company leases its Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases expiring in 2021 and 2024, respectively.

The Company executed the third amendment to the lease agreement on its King of Prussia office space in October 2016. The lease agreement, as amended, is for 19,708 rentable square feet of office space, for a total commitment of $3.3 million with respect to which lease payments became due beginning once Paratek took control of such office space during the first quarter of 2017. The total lease commitment is over a seven-year and seven-month lease term. The lease contains rent escalation and a partial rent abatement period, which is being accounted for as rent expense under the straight-line method.  The Company is required to make additional payments under the operating leases for taxes, insurance, and other operating expenses incurred during the operating lease periods.

As of March 31, 2017, future minimum lease payments under operating leases are as follows:

Fiscal Year
Remainder of 2017	$528
2018	1,084
2019	1,156
2020	1,178
2021	964
2022 and thereafter	1,422
Total	$6,332

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

The Company and Purdue Pharma jointly appealed the New Jersey District Court’s final judgment as to the '131 patent to the United States Court of Appeals for the Federal Circuit on May 6, 2015.  On January 8, 2016, the United States Court of Appeals for the Federal Circuit affirmed the decision of the New Jersey District Court, and no opinion accompanied the judgment. On September 14, 2016, the defendants filed a warrant of satisfaction of judgment in the New Jersey District Court for the costs having been fully paid to the defendants.

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

Other Legal Proceedings

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2017, the Company was not party to any other legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of executive management or affiliate of the Company is either a party adverse to the Company or the Company’s subsidiaries or has a material interest adverse to the Company or the Company’s subsidiaries.

16. Subsequent Events

Collaboration Agreement with Zai Lab (Shanghai) Co., Ltd.

In April 2017, Paratek Bermuda Ltd., a wholly-owned subsidiary of Paratek Pharmaceuticals, Inc., and Zai Lab (Shanghai) Co., Ltd., or Zai, entered into a License and Collaboration Agreement, or the Zai Collaboration Agreement. Under the terms of the Zai Collaboration Agreement, the Company granted Zai an exclusive license to develop, manufacture and commercialize omadacycline in the People’s Republic of China, Hong Kong, Macau and Taiwan, or the Territory, for all human therapeutic and preventative uses, other than biodefense. Zai will be responsible for the development, manufacturing and commercialization of the licensed product in the Territory, at its sole cost with certain assistance from the Company.

Zai will pay the Company an upfront license fee of $7.5 million and potential regulatory and commercial milestone payments. Zai will also pay the Company tiered royalties at a low double digit to mid-teen percent on net sales of the licensed product in the Territory. The Zai Collaboration Agreement will continue on a region-by-region basis until Zai’s payment of all its payment obligations, unless earlier terminated according to the terms of the Zai Collaboration Agreement.

17.   Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Between May 2014 and May 2016, the FASB issued three ASUs changing the requirements for recognizing and reporting revenue, or together, herein referred to as the Revenue ASUs: (i) ASU No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, (ii) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), or ASU 2016-08, and (iii) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12. ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-12 provides practical expedients and improvements on the previously narrow scope of ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, or ASU 2015-14. ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years beginning, and interim periods after, December 15, 2017. All subsequent ASUs related to ASU 2014-09, including ASU 2016-08 and ASU 2016-12, assumed the deferred effective date enforced by ASU 2015-14. Early adoption of the revenue ASUs is permitted for annual periods beginning, and interim periods after, December 15, 2016. A reporting entity may apply the amendments in the revenue ASUs using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or full retrospective approach. The Company is evaluating the impact of the adoption of the Revenue ASUs to its consolidated financial position and results of operations. Based on the Company’s current assessment of the effect of the revenue ASUs on historical revenue under its current collaboration agreements related to upfront and milestone payments, the Company believes these historical amounts will not have a material impact on its consolidated financial statements. The new revenue RSUs may have a material impact on future revenue to be recognized under the Company’s Allergan Collaboration Agreement and Zai Collaboration Agreement. The Company does not believe the new revenue ASUs will have a material impact on revenue recognized related to its Purdue Collaboration Agreement.  The Company expects to elect the full retrospective application as its transition method.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendment requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including those interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which simplifies certain elements of cash flow classification. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of ASU 2016-15 will have on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16. The amendments in ASU 2016-16 require an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time that the transfer occurs. Current guidance does not require recognition of tax consequences until the asset is eventually sold to a third party. ASU 2016-16 is effective for fiscal years beginning, and interim periods after, December 15, 2017. Early adoption is permitted as of the first interim period presented in a year. A reporting entity must apply the amendments in ASU 2016-16 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of the adoption of ASU 2016-16 to its consolidated financial position and results of operations. The Company does not expect the adoption of ASU 2016-16 to have a material impact to its consolidated financial position or results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, or ASU 2016-18. ASU 2016-18 requires an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2016-18 is effective for fiscal years beginning, and interim periods after, December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company is currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, or ASU 2017-04. ASU 2017-04 eliminates the current two-step approach used to test goodwill for impairment and requires an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years beginning, including interim periods, after December 15, 2019 (upon the first goodwill impairment test performed during that fiscal year). Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. A reporting entity must apply the amendments in ASU 2017-04 using a prospective approach. The Company does not expect the adoption of ASU 2017-04 to have a material impact to its consolidated financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. All references to “Paratek,” “we,” “us,” “our” or the “Company” in this Quarterly Report on Form 10-Q mean Paratek Pharmaceuticals, Inc. and our subsidiaries.

This discussion contains certain forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward- looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017 and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

If approved, omadacycline will be the first in a new class of aminomethylcycline antibiotics. Omadacycline is a broad-spectrum, well-tolerated once-daily oral and intravenous, or IV, antibiotic. We believe that omadacycline has the potential to become the primary antibiotic choice of physicians for use as a broad-spectrum monotherapy antibiotic for acute bacterial skin and skin structure infections, or ABSSSI, community-acquired bacterial pneumonia, or CABP, urinary tract infection, or UTI, and other serious community-acquired bacterial infections, where resistance is of concern. We believe omadacycline, if approved, will be used in the emergency room, hospital and community care settings. We have designed omadacycline to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad spectrum antibacterial activity, oral and IV formulations with once-daily dosing, no known drug interactions, and a favorable safety and tolerability profile.

In the fall of 2013, the U.S. Food and Drug Administration, or the FDA, agreed to the design of our omadacycline Phase 3 studies for ABSSSI and CABP through the Special Protocol Assessment, or SPA, process. In addition, the FDA confirmed that positive data from the individual studies for ABSSSI and CABP would be sufficient to support approval of omadacycline for each indication and for both oral and IV formulations in the United States.  In addition to Qualified Infectious Disease Product, or QIDP, designation, on November 4, 2015, the FDA granted omadacycline Fast Track designation for the development of omadacycline in ABSSSI, CABP, and complicated Urinary Tract Infections. Fast Track designation facilitates the development and expedites the review of drugs that treat serious or life-threatening conditions and that fill an unmet medical need. In February 2016, we reached agreement with the FDA on the terms of a pediatric program associated with the Pediatric Research and Equity Act. The FDA has granted Paratek a waiver from conducting studies with omadacycline in children less than eight years old due the risk of teeth discoloration, a known class effects of tetracyclines.  In addition, the FDA has granted a deferral on conducting studies in children eight years and older until safety and efficacy is established in adults.  In May 2016, we received confirmation from the FDA that the oral-only ABSSSI study design was acceptable and consistent with the currently posted guidance for industry.

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

Omadacycline entered Phase 3 clinical development in June 2015 for the treatment of ABSSSI and in November 2015 for the treatment of CABP.  Both of these studies utilized initiation of IV therapy with transitions to oral-based therapy on clinical response.  During the conduct of these studies, an independent data safety monitoring board, or DSMB, completed multiple planned reviews of the safety data.  Following each meeting, the DSMB recommended that the studies continue without modification to the protocols or study conduct.  In June 2016, we announced positive top-line efficacy and safety data for the Phase 3 ABSSSI study. In April 2017, we announced the top-line results of the global, pivotal Phase 3 clinical study known as OPTIC (Omadacycline for Pneumonia Treatment in the Community), which compared the safety and efficacy of once-daily, IV-to-oral omadacycline to IV-to-oral moxifloxacin for treating adults with CABP.

In the OPTIC study, 774 patients were randomized. Omadacycline met the FDA-specified primary efficacy endpoint of statistical non-inferiority, or NI, in the intent-to-treat, or ITT, population (10% NI margin, 95% confidence interval) compared to moxifloxacin at the early clinical response, or ECR, 72-120 hours after initiation of therapy. The ECR rates for the omadacycline and moxifloxacin treatment arms were 81.1% and 82.7%, respectively. Additionally, the FDA-specified secondary endpoints evaluated omadacycline at the post treatment evaluation, or PTE, visit 5-10 days after therapy in both the ITT population (87.6% for omadacycline vs. 85.1% for moxifloxacin) and clinically evaluable, or CE, population (92.9% for omadacycline vs. 90.4% for moxifloxacin) as determined by investigators. The secondary endpoints also achieved statistical non-inferiority.  The co-primary endpoints for the European Medicines Agency, or EMA, were non-inferiority in the ITT and CE CABP populations in those patients with Pneumonia Severity Index, or PORT, III/IV CABP at the PTE time point. Omadacycline demonstrated a high response rate and met statistical non-inferiority to moxifloxacin for both populations using a prespecified 97.5% confidence interval. High success rates were observed with response rates of 88.4% (omadacycline) vs. 85.2% (moxifloxacin) and 92.5% (omadacycline) vs. 90.5% (moxifloxacin), respectively.

Omadacycline was shown to be generally safe and well tolerated in the OPTIC study, consistent with prior studies of omadacycline. The most common treatment emergent adverse events, or TEAEs, in omadacycline-treated patients (occurring in ≥ 3% of patients) were alanine aminotransferase, or ALT, increase (3.7% with omadacycline vs. 4.6% with moxifloxacin) and hypertension (3.4% with omadacycline vs. 2.8% with moxifloxacin).  Gastrointestinal adverse events of interest for omadacycline vs. moxifloxacin included: vomiting (2.6% vs. 1.5%), nausea (2.4% vs. 5.4%), diarrhea (1.0% vs. 8.0%), respectively. There were no cases of clostridium difficile colitis or infection in patients treated with omadacycline, compared with seven cases (1.8%) of clostridium difficile colitis and 1 case of pseudomembranous colitis in patients treated with moxifloxacin.  Rates of TEAEs were 41.1% for omadacycline vs. 48.5% for moxifloxacin. Drug-related TEAEs were 10.2% for omadacycline vs. 17.8% for moxifloxacin. Discontinuation for TEAEs was uncommon, 5.5% for omadacycline vs. 7.0% for moxifloxacin. Serious TEAEs occurred in 6.0% of omadacycline patients and 6.7% of moxifloxacin patients; four of these were considered related to study drug, two for omadacycline and two for moxifloxacin. The mortality rate was 2.1% with omadacycline and 1.0% with moxifloxacin. Drug-related serious TEAEs leading to premature discontinuation of test article were 2.6% with omadacycline and 2.8% with moxifloxacin.

In August 2016, we initiated a Phase 3 clinical study with oral-only administration of omadacycline in ABSSSI compared to oral-only linezolid. Enrollment in this study is nearly complete. Based on current assumptions, we anticipate top-line results for the oral-only ABSSSI study in mid-July 2017.

We also recently completed clinical Phase 1 studies with omadacycline that are required for inclusion in the planned New Drug Application, or NDA, regulatory filing with the FDA.  These studies include pharmacokinetic, or PK, studies in special populations (end-stage renal disease subjects, or ESRD subjects) and PK-lung penetration studies in healthy volunteers. A recently completed Phase 1 study of ESRD subjects was designed to evaluate the absorption and elimination of omadacycline compared to matched healthy control subjects. Results from this study showed that the absorption and elimination of omadacycline in ESRD subjects appears to be similar to healthy control subjects, suggesting that dose adjustments should not be required in subjects who have severe renal disease. In another recently completed Phase 1 study in healthy volunteers, which was designed to evaluate the PK relationship between human plasma concentrations and lung concentrations, omadacycline demonstrated higher concentration levels in bronchoalveolar lavage, or BAL, lung fluid when compared with plasma concentrations. This result supports the potential utility of omadacycline in the treatment of lower respiratory tract bacterial infections caused by susceptible pathogens.  A third Phase 1 study in healthy volunteers has been completed that evaluated the PK exposure profile of three oral-only dosing regimens of omadacycline administered for five days in healthy volunteers. In this Phase 1 study, across three oral dosing regimens of omadacycline, PK plasma levels increased with higher doses of omadacycline, demonstrating dose proportionality. We are also conducting a drug-drug interaction study to evaluate the effect of verapamil on the absorption of omadacycline to complete our Phase 1 package and ensure optimal labeling. In May 2016, we initiated our first oral-only and IV-to-oral study of omadacycline dosed for five days in a Phase 1b clinical study in patients with a UTI. This Phase 1b UTI study was completed.  Data from this study showed that omadacycline achieved proof of principle, by demonstrating high concentration levels of omadacycline in urine, across IV-to-oral and oral-only dosing regimens. Because of the implementation of new pregnancy labeling guidelines at the FDA, additional preclinical studies are being conducted to ensure complete data is available for the pregnancy section of label during the review of the NDA.  We plan to include and submit these clinical data in the NDA for the treatment of ABSSSI and CABP as early as the first quarter of 2018 with the European Medicines Agency, or EMA, submission later in 2018.

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

In April 2017, Paratek Bermuda Ltd., a wholly-owned subsidiary of Paratek Pharmaceuticals, Inc., and Zai Lab (Shanghai) Co., Ltd., or Zai, entered into a License and Collaboration Agreement, or the Zai Collaboration Agreement. Under the terms of the Zai Collaboration Agreement, we granted Zai an exclusive license to develop, manufacture and commercialize omadacycline in the People’s Republic of China, Hong Kong, Macau and Taiwan, or the Territory, for all human therapeutic and preventative uses, other than biodefense. Zai will be responsible for the development, manufacturing and commercialization of the licensed product in the Territory, at its sole cost with certain assistance from us. Zai will pay us an upfront license fee of $7.5 million and potential regulatory and commercial milestone payments. Zai will also pay us tiered royalties at a low double digit to mid-teen percent on net sales of the licensed product in the Territory. The Zai Collaboration Agreement will continue on a region-by-region basis until Zai’s payment of all its payment obligations, unless earlier terminated according to the terms of the Zai Collaboration Agreement. For further details, refer to Note 16, Subsequent Events, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Our second Phase 3 antibacterial product candidate, sarecycline, also known as WC3035, is a new, once-daily, tetracycline-derived compound designed for use in the treatment of acne and rosacea.  We believe that, based upon the data generated to-date, sarecycline possesses favorable anti-inflammatory activity, plus narrow-spectrum antibacterial activity relative to other tetracycline-derived molecules, oral bioavailability, does not cross the blood-brain barrier, and favorable PK properties that we believe make it particularly well-suited for the treatment of inflammatory acne in the community setting.  We have exclusively licensed U.S. development and commercialization rights to sarecycline for the treatment of acne to Allergan plc, or Allergan, while retaining development and commercialization rights in the rest of the world.  We also granted Allergan an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States, which converted to a non-exclusive license in December 2014 after Allergan did not exercise its development option with respect to rosacea.  In March 2017, Allergan announced that two Phase 3 studies of sarecycline for the treatment of moderate to severe acne vulgaris met their 12-week primary efficacy endpoints. Based on these data, Allergan has publicly stated that it intends to file a NDA with the FDA in the second half of 2017.  There are currently no clinical trials with sarecycline in rosacea underway.

To date, we have devoted a substantial amount of our resources to research and development efforts, including conducting clinical trials for omadacycline, protecting our intellectual property and providing general and administrative support for these operations. We have not yet submitted any product candidates for approval by regulatory authorities, and we do not currently have rights to any products that have been approved for marketing in any territory. We have not generated any revenue from product sales and to date have financed our operations primarily through sale of our common and convertible preferred stock, debt financings, strategic collaborations, and grant funding.

We have incurred significant losses since our inception in 1996. Our accumulated deficit at March 31, 2017 was $408.7 million and our net loss for the quarter ended March 31, 2017 was $27.7 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

We do not expect to generate revenue from product sales unless and until we or either of our partners, Allergan or Zai, successfully complete development and obtain marketing approval for one or more of our product candidates. Accordingly, we anticipate that we will need to raise additional capital in order to complete the development and commercialization of omadacycline and to advance the development of our other product candidates. Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of public and private equity offerings, debt or other structured financings and strategic collaborations. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our development programs or commercialization efforts. We will need to generate significant revenue to achieve and sustain profitability, and we may never be able to do so.

Recent Financing Activities

In October 2015 and February 2017, we entered into Controlled Equity OfferingSM Sales Agreements, or the 2015 Sales Agreement and 2017 Sales Agreement, respectively, and collectively, the Sales Agreements with Cantor Fitzgerald & Co., or Cantor, under which we could, at our discretion, from time to time sell shares of our common stock, with a sales value of up to $50 million under each Sales Agreement through Cantor. We provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. We received $36.9 million in proceeds, after deducting commissions of $1.1 million, from the sale of 2,326,119 shares of common stock under the 2015 Sales Agreement during the quarter ended March 31, 2017. We received an additional $41.8 million in proceeds, after deducting commissions of $1.3 million, from the sale of 1,854,013 shares of common stock, as of May 1, 2017, under the 2017 Sales Agreement. As of May 1, 2017, $6.9 million remains available for sale under the 2017 Sales Agreement.

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales. All of our revenue to date has been derived from license fees, milestone payments, royalty income, reimbursements for research, development and manufacturing activities under licenses and collaborations, grant payments received from the National Institute of Health, or NIH, and other non-profit organizations. We do not expect to generate revenue from product sales prior to 2018, at the earliest.

Royalty revenue represents fifty percent of Intermezzo royalty income received pursuant to the Royalty Sharing Agreement entered into in October 2016.

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

We are using available cash, cash equivalents, and marketable securities on hand and borrowings under our Loan Agreement, as amended, with Hercules to conduct our ongoing Phase 3 oral-only study of omadacycline for the treatment of ABSSSI. Additional uses of cash include our preparation for the submission of an NDA filing to the FDA and MAA filing to the EMA, manufacturing of drug validation batches, and the potential establishment of secondary manufacturing suppliers for our API and drug product.

We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for omadacycline and other projects during the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Omadacycline costs	$14,361	$20,799
Other research and development costs	4,296	3,489
Total	$18,657	$24,288

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel and professional, legal and consulting fees.

Interest Expense

Interest expense represents interest incurred on the Hercules Term Loan and the adjustment of our marketable securities to amortized cost.

Interest Income

Interest income represents interest earned on our money market funds and marketable securities.

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016

	Three Months Ended March 31,
(in thousands)	2017	2016	$ Change
Revenue:
Royalty revenue	$18	$—	$18
Total revenue	18	—	18
Operating expenses:
Research and development	18,657	24,288	(5,631)
General and administrative	8,363	6,339	2,024
Changes in fair value of contingent consideration	(231)	105	(336)
Total operating expenses	26,789	30,732	(3,943)
Loss from operations	(26,771)	(30,732)	3,961
Other income and expenses:
Interest expense	(1,132)	(730)	(402)
Interest income	240	191	49
Other loss, net	(7)	—	(7)
Net loss	$(27,670)	$(31,271)	$3,601

Revenue

Revenue for the quarter ended March 31, 2017 represents fifty percent of net royalties received pursuant to the Royalty Sharing Agreement entered into in October 2016. We did not earn revenue during the quarter ended March 31, 2016.

Research and Development Expense

Research and development expenses were $18.7 million for the quarter ended March 31, 2017 compared to $24.3 million for the same period in 2016. The decrease was primarily driven by lower clinical study costs and reduced manufacturing production costs for omadacycline.

We anticipate that our research and development expenses will decrease in the future as we complete our clinical and non-clinical studies, complete production of omadacycline validation batches, and finalize our NDA filing for submission.

General and Administrative Expense

General and administrative expenses were $8.4 million for the quarter ended March 31, 2017 compared to $6.3 million for the same period in 2016.  The increase was primarily driven by an increase in consulting and legal fees, employee compensation costs, and other administrative expenses.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support potential commercialization of omadacycline.

Changes in Fair Value of Contingent Obligations

During the quarter ended March 31, 2017 and 2016, we recorded a $0.2 million decrease and $0.1 million increase, respectively, in the fair value of our contingent obligations to former Transcept stockholders. The decrease in the fair value of our contingent obligation for the quarter ended March 31, 2017 reflects a corresponding decline in Intermezzo sales due to competing generic product sales. The increase in the fair value of our contingent obligation for the quarter ended March 31, 2016 was associated with an increase in the present value of the obligation as we approached the second anniversary of the Merger.

Other Income and Expenses

Interest expense for the quarter ended March 31, 2017 represents interest incurred on the Loan Agreement, as amended, of $1.0 million and the net amortization of our marketable securities of $0.1 million. Interest income for the quarter ended March 31, 2017 represents interest earned on our money market funds and marketable securities of $0.2 million. Interest expense for the quarter ended March 31, 2016 represented interest incurred on the Loan Agreement of $0.6 million and the net amortization of our marketable securities of $0.1 million.

Liquidity and Capital Resources

On January 12, 2015, we filed a registration statement on Form S-3 with the SEC, as amended on April 24, 2015 and declared effective on April 27, 2015, to sell shares of our common stock, par value $0.001 per share, in an aggregate amount of up to $200.0 million to the public in one or more registered offerings. Under this shelf registration statement, we completed an underwritten offering on May 5, 2015 of 3,089,000 shares of common stock at a public offering price of $24.50 per share, which includes 229,000 shares of common stock issued upon the exercise, in part, by the underwriters of an option to purchase additional shares. The aggregate proceeds received by us, after underwriting discounts and commissions and other offering expenses, were $70.4 million. We completed an underwritten offering in June 2016 of 4,887,500 shares of common stock at a public offering price of $13.00 per share, which includes 637,500 shares of common stock issued upon the exercise, in full, by the underwriters of an option to purchase additional shares from us. The net proceeds received by us, after underwriting discounts and commissions and other estimated offering expenses, were $59.3 million.

On September 30, 2015, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P., together, Hercules, and certain other lenders and Hercules Technology Growth Capital, Inc. (as agent). Under the Loan Agreement, Hercules provided access to term loans with an aggregate principal amount of up to $40.0 million, or collectively, the Term Loan. We initially drew a principal amount of $20.0 million, which was funded on September 30, 2015. In connection with the Loan Agreement, we issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P., a warrant to purchase 16,346 shares of our common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share. In addition, Hercules Technology Growth Capital, Inc. entered into a Stock Purchase Agreement with us to purchase 44,782 shares of our common stock resulting in proceeds to us of approximately $1.0 million. On December 12, 2016, we entered into an amendment to the Loan Agreement, or the Loan Agreement Amendment. The Loan Agreement Amendment increased the amount that we may borrow by $10.0 million. The additional $10.0 million tranche, or the Additional Tranche, is available at our option through September 15, 2017 conditioned upon our completion of either a second Phase 3 clinical evaluation of omadacycline in patients with ABSSSI or in patients with CABP supportive of us making a NDA filing with the FDA. In April 2017, we announced positive top-line efficacy and safety data for the Phase 3 CABP study and as such, the Additional Tranche became available to us. If drawn, the Additional Tranche shall bear interest and have the same maturity as all other loans outstanding under the Loan Agreement.  Concurrently with the closing of the Loan Agreement Amendment, we borrowed an additional $20.0 million under the Loan Agreement. In addition, we issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 18,574 shares of our common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per share, or the Loan Amendment Warrants.

In October 2015 and February 2017, we entered into the 2015 Sales Agreement and 2017 Sales Agreement, respectively, with Cantor, under which we could, at our discretion, from time to time sell shares of our common stock, with a sales value of up to $50 million under each Sales Agreement through Cantor. We provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act of 1933, as amended. We received $36.9 million in proceeds, after deducting commissions of $1.1 million, from the sale of 2,326,119 shares of common stock under the 2015 Sales Agreement during the quarter ended March 31, 2017. We received an additional $41.8 million in proceeds, after deducting commissions of $1.3 million, from the sale of 1,854,013 shares of common stock under the 2017 Sales Agreement, as of May 1, 2017. As of May 1, 2017, $6.9 million remains available for sale under the 2017 Sales Agreement.

We have used and we intend to continue to use the net proceeds from the above-described offerings, as well as the Loan Agreement, as amended, together with our existing capital resources, to fund our ongoing Phase 3 oral-only study and to finalize our IV-to-oral studies of omadacycline for the treatment of ABSSSI and CABP, activities required to support an NDA submission for omadacycline for the treatment of ABSSSI and CABP, the manufacture of validation batches and the potential establishment of secondary manufacturing suppliers for our active pharmaceutical ingredient, or API, and drug product, and for working capital and other general corporate purposes.

As of March 31, 2017, we had cash, cash equivalents and marketable securities of $139.6 million.

The following table summarizes our cash provided by and used in operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
(in thousands)	2017	2016
Net cash used in operating activities	$(24,927)	$(18,510)
Net cash used in investing activities	$(2,872)	$(69,399)
Net cash provided by financing activities	$36,881	$750

Operating Activities

Cash used in operating activities for the quarter ended March 31, 2017 of $24.9 million is primarily the result of our $27.7 million net loss as well as a $2.4 million decrease in accounts payable and accrued expenses. The remainder is the net impact of $4.4 million in non-cash items, including $4.3 million in depreciation, amortization and stock-based compensation expense, offset slightly by a $0.2 million decrease in contingent obligations to former Transcept stockholders. Cash used in operating activities during the quarter ended March 31, 2016 of $18.5 million was primarily the result of our $31.3 million net loss offset in part by a $5.4 million increase in accounts payable and accrued expenses, and a decrease of $4.5 million in prepaid expenses mainly associated with the clinical development of omadacycline. The remainder was the net impact of $3.0 million in non-cash items, including $2.7 million in depreciation, amortization and stock-based compensation expense, $0.4 million in non-cash interest expense, a $0.1 million increase in contingent obligations to former Transcept stockholders and $0.2 million of interest earned on our marketable securities.

Investing Activities

During the quarter ended March 30, 2017, we invested $27.6 million in short-term marketable securities (U.S. treasury securities) and received proceeds from maturities of marketable securities of $25.0 million. We also purchased $0.9 million of fixed assets for our new offices in Boston and King of Prussia and received a refund for an existing letter of credit of $0.8 million. Net cash used in investing activities during the quarter ended March 31, 2016 was the result of our investment in $68.2 million of marketable securities, offset by an increase in restricted cash primarily representing a new letter of credit for $0.8 million and purchases of fixed assets of $0.1 million.

Financing Activities

Net cash provided by financing activities during the quarter ended March 31, 2017 primarily represents net proceeds of $36.9 million received from the sale of shares of our common stock under the Sales Agreements. Net cash provided by financing activities during the quarter ended March 31, 2016 represented net proceeds of $0.7 million received from the sale of shares of common stock under the 2015 Sales Agreement.

Future Funding Requirements

We have not generated any revenue from product sales. We do not know when, if ever, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until either we or either of our partners, Allergan or Zai, obtain regulatory approval of and commercialize one or more of our product candidates. Subject to obtaining regulatory approval of any of our product candidates, we anticipate that we will need substantial additional funding in connection with our continuing operations to support pre-launch and commercial activities associated with our lead product candidate, omadacycline.

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

Based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities, the remaining $10.0 million we may borrow under the Loan Agreement, as amended, anticipated proceeds to be received under our 2017 Sales Agreement with Cantor, and anticipated upfront and regulatory milestone payments from our collaborations with Allergan and Zai will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the unknown extent to which we will enter into collaborations with third parties to participate in the development and commercialization of our product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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
•

the economic and other terms, timing and success of our existing collaboration and licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future, including the timing of receipt of any milestone or royalty payments under such arrangements.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of public and private equity offerings, debt or other structured financings and strategic collaborations. We do not have any committed external sources of funds other than contingent milestone payments and royalties under the Allergan Collaboration Agreement and Zai Collaboration Agreement, which are terminable by Allergan and Zai, respectively, upon prior written notice, and the undrawn balance of $10.0 million on the Loan Agreement, as amended, that became available to us upon completion of our second Phase 3 clinical evaluation of omadacycline, in patients with CABP supportive of us making a NDA filing with the FDA. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholders’ rights. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

As of January 1, 2017, we adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. In connection with the adoption, we made an accounting policy change. Prior to adoption, we estimated forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from the estimates. We used historical data to estimate pre-vesting option forfeitures to the extent that actual forfeitures differed from our estimates, the difference was recorded as a cumulative adjustment in the period the estimates were revised. Upon adoption, we recognize the effect of forfeitures in compensation cost when they occur. We recorded a cumulative-effect catch-up adjustment to equity of $0.7 million upon adoption. There have been no other material changes in our critical accounting policies during the three months ended March 31, 2017, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017.

Recent Accounting Pronouncements

Refer to Note 16, Recent Accounting Pronouncements, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2017 and the year ended December 31, 2016 we did not engage in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations and Commitments

We executed the third amendment to the lease agreement on our King of Prussia office space in October 2016.  The lease agreement, as amended, was for 19,708 rentable square feet of office space, for a total commitment of $3.3 million, with respect to which lease payments became due beginning once Paratek took control of such office space during the first quarter of 2017. The total lease commitment is over a seven-year and seven-month lease term. The lease contains rent escalation and a partial rent abatement period, which will be accounted for as rent expense under the straight-line method. We are required to make additional payments under the operating lease for taxes, insurance, and other operating expenses incurred during the operating lease period. For further details, refer to Note 15, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Other than as described above, there have been no other material changes in our contractual obligations and commitments as of March 31, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Our cash, cash equivalents and investments balance as of March 31, 2017 consisted of cash and cash equivalents and U.S. treasury securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 10% of total liabilities as of March 31, 2017.

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

As of March 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 15, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017, except as noted below.

The success of our business may be dependent on the actions of our collaborative partners.

An element of our business and funding strategy is to enter into collaborative arrangements with established pharmaceutical and biotechnology companies who will finance or otherwise assist in the development, manufacture and marketing of products incorporating our technology, and who also provide us with funding in the form of milestone payments for progress in clinical development or regulatory approval. For example, we have exclusively licensed rights to sarecycline for the treatment of acne in the United States to Allergan, and Allergan is responsible for all clinical development, registration and commercialization in the United States of sarecycline for the treatment of acne. In addition, we have granted Allergan an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States, which converted to a non-exclusive license in December 2014 after Allergan did not exercise its development option with respect to rosacea. There are currently no clinical trials in rosacea underway. In April 2017, Paratek Bermuda Ltd., a wholly-owned subsidiary of Paratek Pharmaceuticals, Inc., entered into the Zai Collaboration Agreement, pursuant to which we granted Zai an exclusive license to develop, manufacture and commercialize omadacycline in the People’s Republic of China, Hong Kong, Macau and Taiwan, or the Territory, for all human therapeutic and preventative uses, other than biodefense. Zai will be responsible for the development, manufacturing and commercialization of the licensed product in the Territory, at its sole cost with certain assistance from us.

Accordingly, our prospects will depend in part upon our ability to attract and retain collaborative partners and to develop technologies and products that achieve the criteria for milestone payments. When we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party in the respective territory. In addition, our collaborative partners may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. We may not be successful in establishing or maintaining collaborative arrangements on acceptable terms or at all, collaborative partners may terminate funding before completion of projects, our product candidates may not achieve the criteria for milestone payments, our collaborative arrangements may not result in successful product commercialization, and we may not derive any revenue from such arrangements. For example, we previously entered into a license and collaboration agreement with Novartis for the development of omadacycline, which was terminated. To the extent that we are not able to develop and maintain collaborative arrangements, we would need substantial additional capital to undertake research, development and commercialization activities on our own, we may be forced to limit the number of our product candidates we can commercially develop or the territories in which we commercialize them, and we might fail to commercialize products or programs for which a suitable collaborator cannot be found.

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
•

a delay in the development timelines for sarecycline and omadacycline would result in a potential loss of milestone payments and future royalties (if any) from the partnership under the Allergan Collaboration Agreement and Zai Collaboration Agreement; and

•

if the rights to sarecycline in the U.S. are returned to us by Allergan, or the rights to omadacycline in the Zai Territory returned to us by Zai, we will need to establish a new development and commercialization partnership to further sarecycline in the U.S. or omadacycline in the Zai Territory. There can be no assurance that we would be able to find such a partner.

Item 6.	Exhibits

Reference is made to the Exhibit Index attached to this Report, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of May, 2017.

Paratek Pharmaceuticals, Inc.

By:	/s/ Michael F. Bigham
Michael F. Bigham
Chairman and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Douglas W. Pagán
Douglas W. Pagán
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	October 5, 2015

4.3	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	December 13, 2016

4.4	Warrant, dated as of April 7, 2014 issued to HBM Healthcare Investments (Cayman) Ltd.	Form 10-K	001-36066	10.22	April 2, 2015

4.5	Warrant, dated as of April 18, 2014 issued to K/S Danish BioVenture.	Form 10-K	001-36066	10.23	April 2, 2015

4.6	Warrant, dated as of April 7, 2014 issued to Omega Fund III, L.P.	Form 10-K	001-36066	10.24	April 2, 2015

10.1*	Amendment No. 10, dated as of March 21, 2017, to the License Agreement by and between the Company and Tufts University.

10.2*	Lease, dated January 23, 2015, between the Company and Atlantic American Properties Trust, as amended.

10.3*	Lease, dated April 24, 2015, between the Company and TDC Heritage LLC, as amended.

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