Form 10-K/A
period 2016-12-31
Paratek Pharmaceuticals, Inc.
filed 2017-05-05
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE – EXHIBIT FILING ONLY

Paratek Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”), originally filed on March 2, 2017. This Amendment is an exhibit-only filing in response to comments received from the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibits 10.27, 10.28 and 10.29 originally filed with the Form 10-K. This Amendment is being filed solely to re-file Exhibits 10.27, 10.28 and 10.29 based on Commission comments. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Form 10-K in any way.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, State of Massachusetts, on the 5th day of May, 2017.

Paratek Pharmaceuticals, Inc.

By:	/s/ Michael F. Bigham
Michael F. Bigham Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael F. Bigham	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	May 5, 2017
Michael F. Bigham

/s/ Douglas W. Pagán	Chief Financial Officer (Principal Financial and Accounting Officer)	May 5, 2017
Douglas W. Pagán

*	President, Chief Operating Officer, Chief Medical Officer and Director	May 5, 2017
Evan Loh, M.D.

*	Director	May 5, 2017
Thomas J. Dietz, Ph.D.

*	Director	May 5, 2017
Timothy R. Franson, M.D.

*	Director	May 5, 2017
Richard J. Lim

*	Director	May 5, 2017
Kristine Peterson

*	Director	May 5, 2017
Robert S. Radie

*	Director	May 5, 2017
Jeffrey Stein, Ph.D.

*By:	/s/ Douglas W. Pagán
Douglas W. Pagán
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.27*^	Manufacturing and Services Agreement by and between the Company and Almac Pharma Services Limited, dated as of December 30, 2016.

10.28*^	Manufacturing and Services Agreement by and between the Company and CIPAN - Companhia Industrial Produtora de Antibióticos, S.A., dated as of November 2, 2016.

10.29*^	Outsourcing Agreement by and between the Company and CARBOGEN AMCIS AG, dated as of December 30, 2016.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
^	Confidential treatment has been requested as to certain portions, which portions have been omitted and submitted separately to the Securities and Exchange Commission.