Form 10-Q
period 2017-06-30
Paratek Pharmaceuticals, Inc.
filed 2017-08-02
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2017 or

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

As of July 28, 2017 there were 27,761,188 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and par value amounts)

(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$51,587	$52,962
Available-for-sale securities	123,751	75,076
Restricted cash	115	817
Other receivable	23	323
Prepaid and other current assets	2,967	2,922
Total current assets	178,443	132,100
Restricted cash	250	250
Fixed assets, net	2,038	1,188
Intangible assets, net	255	1,015
Goodwill	828	829
Other long-term assets	315	350
Total assets	$182,129	$135,732
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,274	$4,418
Other accrued expenses	6,083	6,428
Accrued contract research	5,668	9,566
Total current liabilities	15,025	20,412
Long-term debt	48,975	38,974
Contingent obligations	106	655
Other liabilities	4,639	4,099
Total liabilities	68,745	64,140
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,600,155 and 23,358,637 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	28	23
Additional paid-in capital	540,347	451,947
Accumulated other comprehensive loss	(96)	(16)
Accumulated deficit	(426,895)	(380,362)
Total stockholders’ equity	113,384	71,592
Total liabilities and stockholders’ equity	$182,129	$135,732

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
License and royalty revenue	$7,514	$—	$7,532	$—
Operating expenses:
Research and development	15,079	22,135	33,735	46,423
General and administrative	8,716	7,602	17,080	13,941
Impairment of intangible asset	682	—	682	—
Changes in fair value of contingent consideration	(318)	15	(549)	120
Total operating expenses	24,159	29,752	50,948	60,484
Loss from operations	(16,645)	(29,752)	(43,416)	(60,484)
Other income and expenses:
Interest expense	(1,126)	(818)	(2,258)	(1,548)
Interest income	349	288	590	479
Other loss, net	(8)	(1)	(15)	(1)
Loss before income taxes	$(17,430)	$(30,283)	$(45,099)	$(61,554)
Provision for income taxes	753	—	753	—
Net loss	$(18,183)	$(30,283)	$(45,852)	$(61,554)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities, net of tax	(42)	33	(80)	34
Comprehensive loss	$(18,225)	$(30,250)	$(45,932)	$(61,520)
Net loss per share - basic and diluted	$(0.66)	$(1.69)	$(1.78)	$(3.47)
Weighted average common shares outstanding
Basic and diluted	27,347,941	17,895,301	25,780,756	17,755,528

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2017	2016
Net loss	$(45,852)	$(61,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	655	583
Stock-based compensation expense	8,936	5,443
Noncash interest expense	293	563
Noncash interest income	—	(479)
Impairment of intangible asset	682	—
Change in fair value of contingent consideration	(549)	120
Changes in operating assets and liabilities
Accounts receivable and other current assets	646	7,102
Purchase of prepaid interest - marketable securities	(207)	—
Accounts payable and accrued expenses	(5,809)	7,527
Other liabilities and other assets	519	(120)
Net cash used in operating activities	(40,686)	(40,815)
Investing activities
Purchase of fixed assets, net	(1,128)	(374)
Purchase of marketable securities	(93,887)	(68,209)
Proceeds from maturities of marketable securities	45,000	5,000
Increase (decrease) in restricted cash	701	(1,105)
Net cash used in investing activities	(49,314)	(64,688)
Financing activities
Proceeds from issuance of long-term debt, net of costs	9,915	—
Proceeds from exercise of stock options	20	11
Proceeds from sale of common stock	78,690	61,617
Net cash provided by financing activities	88,625	61,628
Net decrease in cash and cash equivalents	(1,375)	(43,875)
Cash and cash equivalents at beginning of period	52,962	131,302
Cash and cash equivalents at end of period	$51,587	$87,427
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Public offering costs incurred but unpaid at period end	$—	$334
Cash paid for interest	$1,606	$864

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

If approved, omadacycline will be the first in a new class of aminomethylcycline antibiotics. Omadacycline is a broad-spectrum, well-tolerated, once-daily oral and intravenous, or IV, antibiotic. The Company believes that omadacycline has the potential to become the primary antibiotic choice of physicians for use as a broad-spectrum monotherapy antibiotic for acute bacterial skin and skin structure infections, or ABSSSI, community-acquired bacterial pneumonia, or CABP, urinary tract infection, or UTI, and other serious community-acquired bacterial infections where resistance is of concern. The Company believes omadacycline, if approved, will be used in the emergency room, hospital and community care settings. The Company has designed omadacycline to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad-spectrum antibacterial activity, oral and IV formulations with once-daily dosing, no known drug interactions, and a favorable safety and tolerability profile.

The Company’s second antibacterial product candidate, sarecycline, also known as WC3035, is a new, once-daily, tetracycline-derived compound designed for use in the treatment of acne and rosacea. The Company believes that, based upon the data generated to-date, sarecycline possesses favorable anti-inflammatory activity, plus narrow-spectrum antibacterial activity relative to other tetracycline-derived molecules, oral bioavailability, does not cross the blood-brain barrier, and favorable pharmacokinetic, or PK, properties that the Company believes make it particularly well-suited for the treatment of inflammatory acne in the community setting.  The Company has exclusively licensed U.S. development and commercialization rights to sarecycline for the treatment of acne to Allergan plc, or Allergan, while retaining development and commercialization rights in the rest of the world.

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

The Company has incurred significant losses since its inception in 1996. The Company has generated an accumulated deficit of $426.9 million through June 30, 2017 and will require substantial additional funding in connection with the Company’s continuing operations to support commercial activities associated with its lead product candidate, omadacycline. Based upon the Company’s current operating plan, the Company anticipates that its existing cash, cash equivalents and marketable securities will enable the Company to fund its operating expenses and capital expenditure requirements through at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance future cash needs primarily through a combination of public and private equity offerings, debt or other structured financings and strategic collaborations. The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations, as well as those risks discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017, and elsewhere in this report.

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

There have been no other material changes in the Company’s significant accounting policies during the six months ended June 30, 2017.

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

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2016, and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods ended June 30, 2017 and 2016.

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

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements, in conformity with U.S. GAAP, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent liabilities in the Company’s financial statements. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to, among other items, intangible assets, goodwill, contingent liabilities, stock-based compensation arrangements, useful lives for depreciation and amortization of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment.

3.   Cash and Cash Equivalents and Marketable Securities

The following is a summary of available-for-sale securities as of June 30, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2017
U.S. treasury securities	$123,847	$—	$(96)	$123,751
Total	$123,847	$—	$(96)	$123,751
December 31, 2016
U.S. treasury securities	$62,574	$—	$(18)	$62,556
Government agencies	12,518	2	—	12,520
Total	$75,092	$2	$(18)	$75,076

No available-for-sale securities held as of June 30, 2017 and December 31, 2016 had remaining maturities greater than one year.

4.   Restricted Cash

Short-term restricted cash

Intermezzo Reserve

As of June 30, 2017, restricted cash of $0.1 million represents royalty income received but not yet paid to former Transcept stockholders as part of the Royalty Sharing Agreement. Included in the balance as of December 31, 2016, was the remainder of the Intermezzo reserve of $0.1 million, established in accordance with the Merger Agreement, which was comprised of unpaid legal fees.

Letter of Credit

During the year ended December 31, 2016, the Company obtained a letter of credit in the amount of $0.8 million, which was collateralized with a bank account at a financial institution, to secure value-added tax registration in certain foreign countries. The letter of credit was cancelled by the Company during the first quarter of 2017.

Long-term restricted cash

The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. Refer to Note 15, Commitments and Contingencies, for further details. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of June 30, 2017 and December 31, 2016, naming the landlord as beneficiary.

5.   Fixed Assets

Fixed assets, net, consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Office equipment	$923	$443
Computer equipment	531	251
Computer software	787	787
Leasehold improvements	859	137
Construction-in-progress	—	391
Gross fixed assets	3,100	2,009
Less: Accumulated depreciation and amortization	(1,062)	(821)
Net fixed assets	$2,038	$1,188

6.   Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Intermezzo product rights	$212	$1,410
TO-2070 asset	170	170
Gross intangible assets	382	1,580
Less: Accumulated amortization	(127)	(565)
Net intangible assets	$255	$1,015

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

In April 2016, the first generic equivalent of Intermezzo was launched. Although the generic was off the market for a short period, it re-entered in September 2016. Since the generic launch, a recoverability test has been performed each reporting period and the Company determined that the summation of the undiscounted cash flows through the year of patent expiration, or the estimated useful life of the asset, exceeded the carrying value of the asset in periods up to and including March 31, 2017. During the quarter ended June 30, 2017, Intermezzo product sales projections significantly declined. As such, the Company performed a recoverability test and it was determined that the summation of the undiscounted future cash flow of the Intermezzo product rights were less than its carrying value. As a result, the Company recorded an impairment charge during the three months ended June 30, 2017 of $0.7 million. No impairment was recorded during the year ended December 31, 2016.

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

The following outstanding shares subject to stock options, restricted stock units, and warrants to purchase common stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation as of the three and six months ended June 30, 2017 and 2016 as indicated below:

	June 30,
	2017	2016
Excluded potentially dilutive securities (1):
Shares subject to outstanding options to purchase common stock	3,467,049	2,863,382
Unvested restricted stock units	954,003	475,500
Shares subject to warrants to purchase common stock	84,828	42,306
Shares issuable under employee stock purchase plan	36,539	36,539
Totals	4,542,419	3,417,727

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of June 30, 2017 and 2016. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

8.   License and Collaboration Agreements

Zai Lab (Shanghai) Co., Ltd.

On April 21, 2017, Paratek Bermuda Ltd., a wholly-owned subsidiary of Paratek Pharmaceuticals, Inc., and Zai Lab (Shanghai) Co., Ltd., or Zai, entered into a License and Collaboration Agreement, or the Zai Collaboration Agreement. Under the terms of the Zai Collaboration Agreement, Paratek Bermuda Ltd. granted Zai an exclusive license to develop, manufacture and commercialize omadacycline, or the licensed product, in the People’s Republic of China, Hong Kong, Macau and Taiwan, or the territory, for all human therapeutic and preventative uses other than biodefense. Zai will be responsible for the development, manufacturing and commercialization of the licensed product in the territory, at its sole cost with certain assistance from Paratek Bermuda Ltd..

Under the terms of the Zai Collaboration Agreement, Paratek Bermuda Ltd. earned an upfront cash payment of $7.5 million, before taxes, and is eligible to receive up to $14.0 million in potential regulatory milestone payments and $40.5 million in potential commercial milestone payments, the next being $5.0 million upon approval by the U.S. Food & Drug Administration, or FDA, of a New Drug Application, or NDA, submission in the CABP indication. Zai will also pay Paratek Bermuda Ltd. tiered royalties at a low double digit to mid-teen percent on net sales of the licensed product in the territory.

The Zai Collaboration Agreement will continue, on a region-by-region basis, until the expiration of and payment by Zai of all Zai’s payment obligations, which is until the later of: (i) the abandonment, expiry or final determination of invalidity of the last valid claim within the Paratek patents that covers the licensed product in the region in the territory in the manner that Zai or its affiliates or sublicensees exploit the licensed product or intend for the licensed product to be exploited; or (ii) the eleventh anniversary of the first commercial sale of such licensed product in such region.

The Company evaluated the Zai Collaboration Agreement under ASC Subtopic 605-25, “Multiple Element Arrangements”. The Company determined that there were five deliverables under the Zai Collaboration Agreement: (i) an exclusive license to develop, manufacture and commercialize omadacycline in the territory; (ii) an initial transfer of technology; (iii) a transfer of certain materials and materials know-how (iv) an additional transfer of materials; and (v) participation on a joint steering committee (JSC) and joint development committee (JDC).

The consideration allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. Therefore, the Company excluded from the allocable consideration the milestone payments and royalties, regardless of the probability that such milestone and royalty payments will be made, until the events that give rise to such payments occur.

The Company determined that all five deliverables listed above had value to the Company on a stand-alone basis and therefore five units of accounting were identified. The Company determined, however, that the best estimate for the selling price of the initial transfer of technology, transfer of certain materials and materials know-how, the additional transfer of materials and participation on the JSC and JDC were all inconsequential. As such, the Company recognized the total arrangement consideration as revenue during the quarter ended June 30, 2017.

Under the Zai Collaboration Agreement, Zai will pay taxes incurred in the territory by Paratek on Paratek’s behalf and deduct these taxes from the payments due to Paratek. Withholding and other value-added taxes of $0.8 million were incurred on the $7.5 million upfront payment. As such, the Company received $6.7 million, net of taxes, during the quarter ended June 30, 2017. These taxes were paid by Zai on behalf of the Company.

During the three months and six months ended June 30, 2017, the Company recognized revenue under the Zai agreement of $7.5 million, which represents the upfront payment.

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

The Company earned an upfront fee in the amount of $4.0 million upon the execution of the Allergan Collaboration Agreement, $1.0 million upon filing of an Investigational New Drug Application in 2010, and $2.5 million upon initiation of Phase 2 trials in 2012. In December 2014, the Company also earned $4.0 million upon initiation of Phase 3 trials associated with the Allergan Collaboration Agreement. In addition, Allergan may be required to pay the Company an aggregate of approximately $17.0 million upon the achievement of specified future regulatory milestones, the next being $5.0 million upon acceptance by the FDA of a NDA submission. Allergan is also obligated to pay the Company tiered royalties, ranging from the mid-single digits to the low double digits, based on net sales of tetracycline compounds developed under the Allergan Collaboration Agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term. Allergan’s obligation to pay the Company royalties for each tetracycline compound it commercializes under the Allergan Collaboration Agreement expires on the later of the expiration of the last to expire patent that covers the tetracycline compound in the United States and the date on which generic drugs that compete with the tetracycline compound reach a certain threshold market share in the United States.

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

The Company issued Tufts 1,024 shares of the Company’s common stock on the date of execution of the original license agreement, and the Company may be required to make certain payments of up to $0.3 million to Tufts upon the achievement by products developed under the agreement of specified development and regulatory approval milestones. The Company has already made a payment of $50,000 to Tufts for achieving the first milestone following commencement of the Phase 3 clinical trial for omadacycline. The Company is also obligated to pay Tufts a minimum royalty payment in the amount of $25,000 per year. In addition, the Company is obligated to pay Tufts royalties based on gross sales of products, as defined in the agreement, ranging in the low single digits depending on the applicable field of use for such product sale. If the Company enters into a sublicense under the Tufts License Agreement, based on the applicable field of use for such product, the Company agreed to pay Tufts a percentage, ranging from 10% to 14% (ten percent to fourteen percent), of that portion of any sublicense issue fees or maintenance fees received by the Company that are reasonably attributable to the sublicense of the rights granted to the Company under the Tufts License Agreement and the lesser of a percentage, ranging from the low tens to the high twenties based on the applicable field of use for such product, of the royalty payments made to the Company by the sublicensee or the amount of royalty payments that would have been paid by the Company to Tufts if the Company had sold the product. The Company paid $0.1 million, or 1.5%, of a sublicense issue fee to Tufts during the six months ended June 30, 2017 upon earning the $7.5 million upfront payment under the Zai Collaboration Agreement.

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

9.   Capital Stock

In October 2015 and February 2017, Paratek Pharmaceuticals, Inc. entered into Controlled Equity OfferingSM Sales Agreements, or the 2015 Sales Agreement and 2017 Sales Agreement, respectively, and collectively, the Sales Agreements, with Cantor Fitzgerald & Co., or Cantor, under which the Company could, at its discretion, from time to time sell shares of its common stock, with a sales value of up to $50 million under each Sales Agreement through Cantor. The Company provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has sold all $50 million of shares of its common stock under the 2015 Sales Agreement. The Company received $36.9 million in proceeds, after deducting commissions of $1.1 million, from the sale of 2,326,119 shares of common stock under the 2015 Sales Agreement during the six months ended June 30, 2017. The Company received $41.8 million in proceeds, after deducting commissions of $1.3 million, from the sale of 1,854,013 shares of common stock during the six months ended June 30, 2017 under the 2017 Sales Agreement. As of June 30, 2017, $6.9 million remains available for sale under the 2017 Sales Agreement.

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

As described in Note 13, Long-term Debt, in connection with the Loan Agreement Amendment (as defined in Note 13, Long-term Debt), the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 18,574 shares of its common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per share, or the Loan Amendment Warrants. Additionally, in connection with the borrowing of the Third Tranche (as defined in Note 13, Long-term Debt) on June 27, 2017, the Company issued an additional warrant to Hercules Capital, Inc. to purchase 5,374 shares of its common stock at an exercise price of $23.26 per share, or the Additional Warrants. The Additional Warrants’ total relative fair value of $0.1 million was determined using a Black-Scholes option-pricing model with the following assumptions:

June 30, 2017
Volatility	67.8%
Weighted average risk-free interest rate	1.8%
Expected dividend yield	0.0%
Expected life of options (in years)	5.0

Each Loan Amendment Warrant may be exercised on a cashless basis. The Loan Amendment Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Loan Amendment Warrants.

10.   Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued legal costs	247	358
Accrued compensation	1,976	2,609
Intermezzo payable	81	105
Accrued professional fees	1,052	1,118
Accrued contract manufacturing	2,414	1,940
Accrued other	313	298
Total	$6,083	$6,428

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

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2017
Assets:
U.S. treasury securities	$123,751	$—	$—	$123,751
Total Assets	$123,751	$—	$—	$123,751
Liabilities:
Contingent obligations	$—	$—	$106	$106
Total Liabilities	$—	$—	$106	$106
December 31, 2016
Assets:
U.S. treasury securities	$62,556	$—	$—	$62,556
Government agencies	—	12,520	—	12,520
Total Assets	$62,556	$12,520	$—	$75,076
Liabilities:
Contingent obligations	$—	$—	$655	$655
Total Liabilities	$—	$—	$655	$655

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

The significant unobservable inputs used in the fair value measurement of the contingent obligation to former Transcept stockholders with respect to the Intermezzo product rights as of June 30, 2017 and December 31, 2016 were estimated future Intermezzo product revenues and associated royalties due to the Company as well as the appropriate discount rate given consideration to the market and forecast risk involved. The results of this valuation yielded a decrease in the contingent obligation to former Transcept stockholders of $0.3 million and $0.5 million during the three and six months ended June 30, 2017, respectively. Significant increases or decreases in any of those inputs would result in a substantially lower or higher fair value measurement.

The following table provides a roll forward of the fair value of contingent obligations categorized as Level 3 instruments, for the six months ended June 30, 2017 (in thousands):

Contingent liability— former Transcept stockholders
Balances at December 31, 2016	$655
Change in fair value	(549)
Balances at June 30, 2017	$106

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Research and development expense	$1,714	$961	$3,055	$1,659
General and administrative expense	3,177	2,062	5,881	3,784
Total stock-based compensation expense	$4,891	$3,023	$8,936	$5,443

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

	Six months ended June 31,
	2017	2016
Volatility	76.2%	73.5%
Weighted average risk-free interest rate	2.0%	1.4%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	5.8	5.8

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

During the quarter ended June 30, 2017, the Company’s Board of Directors adopted a 2017 Inducement Plan in accordance with NASDAQ Rule 5635(c)(4), reserving 550,000 shares of common stock solely for the grant of inducement stock options to new employees. During the quarter ended June 30, 2017, the Company’s Board of Directors granted 18,000 stock options and 5,000 restricted stock unit awards, or RSUs, to employees of the Company under the 2017 Inducement Plan. The stock option awards are subject to time-based vesting over a period of one to four years.  The RSU awards made to an employee of the Company is subject to time-based vesting, with 100% of the shares of common stock subject to the RSUs vesting three years from the grant date. The Company also has 73,167 shares remaining available under the Paratek Pharmaceuticals, Inc. 2015 Inducement Plan.

During the six months ended June 30, 2017, the Company’s Board of Directors granted 719,750 stock options and 562,500 restricted stock units to directors, executives and employees of the Company under the 2015 Plan. The stock option awards are subject to time-based vesting over a period of one to four years.  The RSU awards made to directors of the Company are subject to time-based vesting, with 100% of the shares of common stock subject to the RSUs vesting one year from the grant date. The grants also included performance-based RSU, or PRSU, awards to certain executives and employees of the Company. The PRSUs will vest as follows: 20% of the PRSUs shall vest upon achievement of data lock for Study 16301 (oral only ABSSSI), which occurred subsequent to the six months ended June 30, 2017, or the First Milestone; 30% of the PRSUs shall vest upon achievement of IV and oral NDA filing acceptances, or the Second Milestone; and 50% of the PRSUs shall vest upon FDA approval of omadacycline, or the Third Milestone, provided, that, each of the First Milestone, the Second Milestone and the Third Milestone must occur no later than the fifth anniversary of the date of grant for the applicable portion of the PRSUs to vest. The Company recognizes compensation cost for awards with performance conditions if and when the Company concludes that it is probable that the performance condition will be achieved over the requisite service period. Since the Company believes it is more likely than not that the First Milestone and Second Milestone will be achieved prior to the fifth anniversary of the date of grant, the Company recognized compensation cost, for a total of $1.4 million and $2.4 million, for both performance conditions during the three and six months ended June 30, 2017, respectively, using the accelerated attribution method.

As of June 30, 2017, no additional shares remained available for issuance under either the Paratek Pharmaceuticals, Inc. 2006 Equity Incentive Plan, as amended, or the Paratek Pharmaceuticals, Inc. 2014 Equity Incentive Plan. However, 4,110 stock options and RSUs granted under both plans were cancelled during the six months ended June 30, 2017 and 40,708 were cancelled during the year ended December 31, 2016, and the shares underlying such awards became available for grant under the 2015 Plan.

Total shares available for future issuance under the 2015 Plan are 276,820 shares as of June 30, 2017.

Stock options

A summary of stock option activity for the six months ended June 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,780,791	$16.63	8.27	$8,809
Granted	737,750	15.44
Exercised	(1,389)	14.05
Expired or Forfeited	(50,103)	17.04
Outstanding at June 30, 2017	3,467,049	$16.37	8.14	$28,324
Exercisable at June 30, 2017	1,816,617	$15.50	7.58	$16,606
Vested and expected to vest at June 30, 2017	3,467,049	$16.37	8.14	$28,324

Restricted Stock Units

A summary of restricted stock unit activity for the six months ended June 30, 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2016	454,000	$19.67
Granted	567,500	15.21
Released	(59,997)	14.05
Cancelled	(7,500)	13.73
Unvested balance at June 30, 2017	954,003	$17.42

Total unrecognized compensation expense for all stock-based awards was $22.2 million as of June 30, 2017. This amount will be recognized over a weighted average period of 1.92 years.

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

Upon an Event of Default, an additional 5.0% interest would be applied and Hercules could, at its option, accelerate and demand payment of all or any part of the loan together with the prepayment and end of term charges. An Event of Default is defined in the Loan Agreement as (i) failure to make required payments; (ii) failure to adhere to financial, operating and reporting loan covenants; (iii) an event or development occurs that would be reasonably expected to have a material adverse effect; (iv) false representations in the Loan Agreement; (v) insolvency, as described in the Loan Agreement; (vi) levy or attachments on any of the Company's assets; and (vii) default of any other agreement or subordinated debt greater than $1.0 million. In the event of insolvency, this acceleration and declaration would be automatic. In addition, in connection with the Loan Agreement, the Company agreed to provide Hercules with a contingent security interest in the Company's bank accounts. The Company's control of its bank accounts is not adversely affected unless Hercules elects to obtain unilateral control of the Company's bank accounts by declaring that an Event of Default has occurred. The principal of the Term Loan, which was not due within 12 months of June 30, 2017, has been classified as long-term as the Company determined that a material adverse effect resulting in Hercules exercising its rights under the subjective acceleration clause is remote.

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

On December 12, 2016, the Company and Hercules entered into a second amendment to the Loan Agreement, or the Second Amendment, which extended the date on which the Company must begin making amortization payments under the Loan Agreement from April 1, 2018 to January 1, 2019, or the Amortization Date. Upon commencement of the Amortization Date, the Company will make amortization payments based upon an amortization schedule equal to thirty consecutive months, with the balance of outstanding loans due on the original maturity date of the Loan Agreement.  The Second Amendment also increased the amount that the Company may borrow by $10.0 million, from up to $40.0 million to up to $50.0 million in multiple tranches. In connection with the Second Amendment the Company paid Hercules a $0.4 million amendment fee. In connection with the Second Amendment, the Company issued to each one of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 18,574 shares of its common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per shares.

Under the Second Amendment, discussed above, the end of term charge was equal to 4.5% of the issued principal balance of the Loan Agreement, and was payable at maturity, including in the event of any prepayment, and is being accrued as interest expense over the term of the loan using the effective interest method. Borrowings under the Loan Agreement are still collateralized by substantially all of the assets of the Company.

On June 27, 2017, the Company and Hercules entered into a third amendment to the Loan Agreement, or the Third Amendment. The Third Amendment increased the amount that the Company may borrow by $10.0 million, from up to $50.0 million to up to $60.0 million, in multiple tranches. The additional $10.0 million tranche, or the Fourth Tranche, is available at the Company’s option through December 15, 2017. If drawn, the Fourth Tranche shall bear interest and have the same maturity as all other loans outstanding under the Loan Agreement.

The Company borrowed the first tranche of $20.0 million upon the closing of the Loan Agreement on September 30, 2015, and the second tranche of $20.0 million on December 12, 2016, or collectively, the Initial Tranches.  Concurrently with the closing of the Third Amendment, the Company borrowed a third tranche of $10.0 million, or the Third Tranche.  The Third Amendment extended the date on which the Company is required to begin making monthly principal installments under the Loan Agreement from January 1, 2019 to January 1, 2020, subject to the Company’s receipt of marketing approval for the Company’s lead product candidate, omadacycline, or the Interest Only Period Extension Event.  Beginning on January 1, 2019, or, if the Company achieves the Interest Only Period Extension Event, January 1, 2020, the Company will make payments in equal monthly installments of principal and interest, with the balance of outstanding loans due on the original maturity date of the Loan Agreement. In connection with the Third Amendment, the Company paid Hercules a $0.1 million amendment fee.

The Third Amendment reduces the end of term charge due with respect to the Third Tranche from to 4.5% to 2.25% if the obligations under the Loan Agreement are repaid in full on or prior to September 30, 2017, following Hercules’ election not to consent to a proposed third-party, non-equity financing arrangement (excluding any stock issuance).  The end of term charge with respect to the Fourth Tranche, if drawn, is 2.25%.

If the Company prepays the loan prior to maturity, it will pay a prepayment charge, based on a percentage of the then outstanding principal balance, equal to (i) 1% with respect to the Third Tranche and the Fourth Tranche (if drawn) or (ii) 2% with respect to the Initial Tranches if the prepayment occurs prior to April 1, 2019, or equal to 0% if the prepayment occurs on or after April 1, 2019.

In connection with the borrowing of the Third Tranche, on June 27, 2017, the Company issued a warrant to Hercules Capital, Inc. that is exercisable for an aggregate of 5,374 shares of Common Stock at an exercise price of $23.26 per share, or the Additional Warrant. The Additional Warrant may be exercised on a cashless basis. The Additional Warrant is exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Additional Warrant.

As of June 30, 2017, the Company has recorded a long-term debt obligation of $49.0 million, net of debt discount of $1.0 million.

Future principal payments, which exclude the 4.5% end of term charge of $0.5 million included within other liabilities on the balance sheet, in connection with the Loan Agreement, as of June 30, 2017, are as follows (in thousands):

Fiscal Year
2017	$—
2018	—
2019	27,616
2020	22,384
2021 and thereafter	—
Total	$50,000

14.   Income Taxes

The Company recorded a provision for income taxes in the three months ended June 30, 2017 of $0.8 million. The provision for income taxes consists of current tax expense, which represents China withholding taxes on the upfront payment earned under the Zai Collaboration Agreement.

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

As of June 30, 2017, future minimum lease payments under operating leases are as follows:

Fiscal Year
Remainder of 2017	$353
2018	1,084
2019	1,156
2020	1,178
2021	964
2022 and thereafter	1,422
Total	$6,157

Commercial Supply Agreements

In July 2017, the Company entered into a master manufacturing services agreement and corresponding product agreement with Patheon UK Limited, or Patheon.  The agreements provide for the terms and conditions under which Patheon will manufacture, package and supply to the Company omadacycline in injectable form, or the Patheon Products. Under these agreements, the Company is required to deliver to Patheon the active pharmaceutical ingredient needed to manufacture the Patheon Products. The Company is obligated to pay a supply price in the six-digit dollar range per batch of the Patheon Products, subject to adjustments as provided in the agreements. If the Company’s omadacycline product is approved, the Company will also be subject to an annual minimum purchase requirement in the six-digit euro range. If the Company desires for Patheon to conduct additional services other than those expressly set forth in the agreements, those would be subject to additional fees.

The Company’s agreements with Patheon will remain in effect for a fixed initial term, after which they will continue for successive renewal terms unless either the Company or Patheon have given written notice of termination within a certain period prior to the expiration of the applicable initial or then-current renewal term. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency.

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

The United States District Court for the District of New Jersey, or the New Jersey District Court, held a consolidated trial between December 1, 2014 and December 15, 2014 involving Paratek, Purdue Pharma, and their patent infringement claims against Actavis Elizabeth, Novel, and Dr. Reddy’s. The New Jersey District Court then received post-trial briefing and held a February 13, 2015 post-trial hearing. On March 27, 2015, the New Jersey District Court issued an order and accompanying opinion finding that: (a) the asserted claims of U.S. Patent Nos. 7,682,628, 8,242,131, and 8,252,809, are invalid as obvious; (b) Actavis Elizabeth, Novel, and Dr. Reddy’s infringe the ‘131 patent; (c) Novel infringes the ‘628 patent; and (d) Novel and Dr. Reddy’s infringe the ‘809 patent. On April 9, 2015, the New Jersey District Court entered final judgment consistent with the March 27, 2015 opinion and order referenced above.  As a result of the New Jersey District Court’s findings, the intangible assets representing Intermezzo product rights were impaired and the related contingent obligation was reduced in light of an expected decline in Intermezzo sales for the six months ended June 30, 2015.

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

Other Legal Proceedings

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2017, the Company was not party to any other legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of executive management or affiliate of the Company is either a party adverse to the Company or the Company’s subsidiaries or has a material interest adverse to the Company or the Company’s subsidiaries.

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

Between May 2014 and May 2016, the FASB issued three ASUs changing the requirements for recognizing and reporting revenue, or together, herein referred to as the revenue ASUs: (i) ASU No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, (ii) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), or ASU 2016-08, and (iii) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12. ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-12 provides practical expedients and improvements on the previously narrow scope of ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, or ASU 2015-14. ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years beginning, and interim periods after, December 15, 2017. All subsequent ASUs related to ASU 2014-09, including ASU 2016-08 and ASU 2016-12, assumed the deferred effective date enforced by ASU 2015-14. Early adoption of the revenue ASUs is permitted for annual periods beginning, and interim periods after, December 15, 2016. A reporting entity may apply the amendments in the revenue ASUs using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or full retrospective approach. The Company is evaluating the impact of the adoption of the revenue ASUs to its consolidated financial position and results of operations. Based on the Company’s current assessment of the effect of the revenue ASUs on historical revenue under its current collaboration agreements related to upfront and milestone payments, the Company believes these historical amounts will not have a material impact on its consolidated financial statements. The new revenue ASUs may have a material impact on future revenue to be recognized under the Company’s Allergan Collaboration Agreement and Zai Collaboration Agreement. The Company does not believe the new revenue ASUs will have a material impact on revenue recognized related to its Purdue Collaboration Agreement.  The Company expects to elect the full retrospective application as its transition method.

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

Company Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics based upon tetracycline chemistry.  We have used our expertise in biology and tetracycline chemistry to create chemically diverse and biologically distinct small molecules derived from the minocycline core structure. We have generated innovative small molecule therapeutic candidates based upon medicinal chemistry-based modifications, according to structure-based activity, of all positions of the core tetracycline molecule. These efforts have yielded molecules with broad-spectrum antibiotic properties and narrow-spectrum antibiotic properties, and molecules with potent anti-inflammatory properties to fit specific therapeutic applications. This proprietary chemistry platform has produced many compounds that have shown interesting characteristics in various in vitro and in vivo efficacy models. Omadacycline and sarecycline are examples of molecules that were synthesized from this chemistry discovery platform. Our two lead product candidates are the antibacterials omadacycline and sarecycline

If approved, omadacycline will be the first in a new class of aminomethylcycline antibiotics. Omadacycline is a broad-spectrum, well-tolerated, once-daily oral and intravenous, or IV, antibiotic. We believe that omadacycline has the potential to become the primary antibiotic choice of physicians for use as a broad-spectrum monotherapy antibiotic for acute bacterial skin and skin structure infections, or ABSSSI, community-acquired bacterial pneumonia, or CABP, urinary tract infection, or UTI, and other serious community-acquired bacterial infections where resistance is of concern. We believe omadacycline, if approved, will be used in the emergency room, hospital and community care settings. We have designed omadacycline to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad-spectrum antibacterial activity, oral and IV formulations with once-daily dosing, no known drug interactions, and a favorable safety and tolerability profile.

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

Scientific advice received through the centralized procedure in Europe confirmed general agreement on the design and choice of comparators of the Phase 3 trials for ABSSSI and CABP and noted that approval based on a single study in each indication could be possible but would be subject to more stringent statistical standards than Market Authorization Applications, or MAA, programs that conduct two pivotal Phase 3 studies per indication. We believe that the inclusion of the second Phase 3 oral-only study in ABSSSI strengthens the data package for submission of an MAA filing for approval in the European Union, or EU.

We recently held two pre-NDA meetings with the FDA. The first meeting was to discuss clinical and non-clinical topics and the second meeting was to discuss the CMC data components of our proposed submission package, the result of which was confirmation that we have a clear path towards our NDA submission. Following these regulatory meetings, we plan to begin a rolling submission of our NDAs to the FDA in December 2017. The final NDA submissions for both formulations are expected to be submitted during the first quarter of 2018.

To date, we have conducted more than 20 Phase 1 studies in omadacycline to characterize the effects of the drug on humans including how it is absorbed, metabolized, and excreted. These Phase 1 studies also included this evaluation in special populations like hepatic and renal failure patients.  We have also conducted and completed three successful Phase 3 clinical studies. Our first two Phase 3 clinical studies were for the treatment of ABSSSI (OASIS-1) and CABP (OPTIC), respectively.  Both studies utilized initiation of IV therapy with transitions to oral-based treatment on clinical response. Our third Phase 3 clinical study (OASIS-2) was an oral-only administration of omadacycline in ABSSSI compared to oral-only linezolid. All three Phase 3 clinical studies resulted in omadacycline demonstrating positive efficacy results and a generally safe and well tolerated profile. We plan to include these clinical data in the NDA submission to the FDA for the treatment of ABSSSI and CABP in the first quarter of 2018 with the European Medicines Agency, or EMA, submission later in 2018.

In the OPTIC study, 774 patients were randomized. Omadacycline met the FDA-specified primary efficacy endpoint of statistical non-inferiority, or NI, in the intent-to-treat, or ITT, population (10% NI margin, 95% confidence interval) compared to moxifloxacin at the early clinical response, or ECR, 72-120 hours after initiation of therapy. The ECR rates for the omadacycline and moxifloxacin treatment arms were 81.1% and 82.7%, respectively. Additionally, the FDA-specified secondary endpoints evaluated omadacycline at the post treatment evaluation, or PTE, visit 5-10 days after therapy in both the ITT population (87.6% for omadacycline vs. 85.1% for moxifloxacin) and clinically evaluable, or CE, population (92.9% for omadacycline vs. 90.4% for moxifloxacin) as determined by investigators. The secondary endpoints also achieved statistical non-inferiority.  The co-primary endpoints for the EMA were non-inferiority in the ITT and CE CABP populations in those patients with Pneumonia Severity Index, or PORT, III/IV CABP at the PTE time point. Omadacycline demonstrated a high response rate and met statistical non-inferiority to moxifloxacin for both populations using a prespecified 97.5% confidence interval. High success rates were observed with response rates of 88.4% (omadacycline) vs. 85.2% (moxifloxacin) and 92.5% (omadacycline) vs. 90.5% (moxifloxacin), respectively.

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

In the OASIS-2 study, 735 patients were randomized. Oral, once daily omadacycline met the FDA-specified primary efficacy endpoint of statistical NI in the modified intent-to-treat, or mITT, population (10% NI margin, 95% confidence interval) compared to oral, twice daily linezolid at the early clinical response, or ECR, 48-72 hours after initiation of therapy. The ECR rates for the omadacycline and linezolid treatment arms were 87.5% and 82.5%, respectively.  In addition, omadacycline met specified co-primary endpoints for the EMA, which are key secondary endpoints for the FDA.  For these endpoints, non-inferiority in the mITT and CE populations in at the PTE, 7 to 14 days after end of treatment, omadacycline demonstrated a high response rate and met statistical non-inferiority to linezolid for both populations using a prespecified 95% confidence interval. High success rates were observed with response rates of 84.2% (omadacycline) vs. 80.8% (linezolid) and 97.9% (omadacycline) vs. 95.5% (linezolid), respectively.

Omadacycline was shown to be generally safe and well tolerated in the OASIS-2 study, consistent with prior studies of omadacycline. The most common TEAEs in omadacycline-treated patients (occurring in ≥ 3% of patients) were Gastrointestinal adverse events of omadacycline vs. linezolid included: vomiting (16.8% vs. 3.0%), nausea (30.2% vs. 7.6%), diarrhea (4.1% vs. 2.7%).  In addition, alanine aminotransferase, or ALT, increase (5.2% with omadacycline vs. 3.0% with linezolid), AST increases (4.6% with omadacycline vs. 3.3 for linezolid) and headache (3.5% with omadacycline vs. 2.2% with linezolid).  Drug-related TEAEs were 37.8% for omadacycline vs. 14.2% for linezolid (including GI events). Discontinuation for TEAEs was uncommon, 1.6% for omadacycline vs. 0.8% for linezolid. Serious TEAEs occurred in 1.4% of omadacycline patients and 1.4% of linezolid patients; four of these were considered related to study drug, two for omadacycline and two for linezolid. The mortality rate was 0.0% with omadacycline and 0..3 with linezolid. Drug-related serious TEAEs leading to premature discontinuation of test article were 0.8% with omadacycline and 0.5% with linezolid.

Across the entire Phase 3 pivotal study program, we have observed the following frequent adverse events along with the following incidence range: Nausea (2.4% to 30.2%), Vomiting (2.6% to 16.8%), Headache (2.1% to 3.5%), ALT increased (2.8% to 5.2%), AST increased (2.1% to 4.6%), and Diarrhea (1.0% to 4.1%).  Importantly, we have not had any reported cases of clostridium difficile colitis or infection in patients treated with omadacycline in the entire safety database to date.

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

Our second Phase 3 antibacterial product candidate, sarecycline, also known as WC3035, is a new, once-daily, tetracycline-derived compound designed for use in the treatment of acne and rosacea. We believe that, based upon the data generated to-date, sarecycline possesses favorable anti-inflammatory activity, plus narrow-spectrum antibacterial activity relative to other tetracycline-derived molecules, oral bioavailability, does not cross the blood-brain barrier, and favorable PK properties that we believe make it particularly well-suited for the treatment of inflammatory acne in the community setting. We have exclusively licensed U.S. development and commercialization rights to sarecycline for the treatment of acne to Allergan plc, or Allergan, while retaining development and commercialization rights in the rest of the world. Allergan currently holds a non-exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States. There are currently no clinical trials with sarecycline in rosacea underway. In March 2017, Allergan announced that two Phase 3 studies of sarecycline for the treatment of moderate to severe acne vulgaris met their 12-week primary efficacy endpoints. In addition, a 9-month long-term safety extension study was completed. The safety results from the long-term study are generally consistent with results from the two 12-week studies.  Based on these clinical data, Allergan intends to file an NDA with the FDA in the fourth quarter of 2017 for the treatment of acne.

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

In April 2017, Paratek Bermuda Ltd., a wholly-owned subsidiary of Paratek Pharmaceuticals, Inc., and Zai Lab (Shanghai) Co., Ltd., or Zai, entered into a License and Collaboration Agreement, or the Zai Collaboration Agreement. Under the terms of the Zai Collaboration Agreement, the Company granted Zai an exclusive license to develop, manufacture and commercialize omadacycline in the People’s Republic of China, Hong Kong, Macau and Taiwan, or the territory, for all human therapeutic and preventative uses, other than biodefense. Zai will be responsible for the development, manufacturing and commercialization of the licensed product in the territory, at its sole cost with certain assistance from the Company. Under the terms of the Zai Collaboration Agreement, Paratek Bermuda Ltd. earned an upfront, nonrefundable license payment of $7.5 million during the six months ended June 30, 2017.

We have incurred significant losses since our inception in 1996. Our accumulated deficit at June 30, 2017 was $426.9 million and our net loss for the six months ended June 30, 2017 was $45.9 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Recent Financing Activities

In October 2015 and February 2017, we entered into Controlled Equity OfferingSM Sales Agreements, or the 2015 Sales Agreement and 2017 Sales Agreement, respectively, and collectively, the Sales Agreements with Cantor Fitzgerald & Co., or Cantor, under which we could, at our discretion, from time to time sell shares of our common stock, with a sales value of up to $50 million under each Sales Agreement through Cantor. We provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. We received $36.9 million in proceeds, after deducting commissions of $1.1 million, from the sale of 2,326,119 shares of common stock under the 2015 Sales Agreement during the six months ended June 30, 2017. We received an additional $41.8 million in proceeds, after deducting commissions of $1.3 million, from the sale of 1,854,013 shares of common stock during the six months ended June 30, 2017under the 2017 Sales Agreement. As of June 30, 2017 $6.9 million remains available for sale under the 2017 Sales Agreement.

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

License revenue represents upfront fees and milestone payments received in connection with our Collaboration Agreements. Royalty revenue represents fifty percent of Intermezzo royalty income received pursuant to the Royalty Sharing Agreement entered into in October 2016.

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

We are using available cash, cash equivalents, and marketable securities on hand and borrowings under our Loan Agreement, as amended, with Hercules to complete our clinical studies of omadacycline as well as activities required to support an NDA submission for omadacycline for the treatment of ABSSSI and CABP, the manufacture of validation batches and commercial supply, to build our commercial and medical affairs teams, and for working capital and other general corporate purposes.

We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for omadacycline and other projects during the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Omadacycline costs	$9,632	$19,181	$23,993	$40,667
Other research and development costs	5,447	2,954	9,742	5,756
Total	$15,079	$22,135	$33,735	$46,423

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

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016

	Three Months Ended June 30,
(in thousands)	2017	2016	$ Change
License and royalty revenue	$7,514	$—	$7,514
Operating expenses:
Research and development	15,079	22,135	(7,056)
General and administrative	8,716	7,602	1,114
Impairment of intangible asset	682	—	682
Changes in fair value of contingent consideration	(318)	15	(333)
Total operating expenses	24,159	29,752	(5,593)
Loss from operations	(16,645)	(29,752)	13,107
Other income and expenses:
Interest expense	(1,126)	(818)	(308)
Interest income	349	288	61
Other loss, net	(8)	(1)	(7)
Loss before income taxes	$(17,430)	$(30,283)	$12,853
Provision for income taxes	753	—	753
Net Loss	$(18,183)	$(30,283)	$12,100

Revenue

During the three months ended June 30, 2017, we recognized revenue of $7.5 million under the Zai Collaboration Agreement, which represents the upfront license payment. Revenue also represents fifty percent of net royalties received pursuant to the Royalty Sharing Agreement entered into in October 2016. We did not earn revenue during the three months ended June 30, 2016.

Research and Development Expense

Research and development expenses were $15.1 million for the three months ended June 30, 2017 compared to $22.1 million for the same period in 2016. The decrease was driven primarily by lower clinical study costs as we neared completion of our planned Phase 3 pivotal study program in omadacycline.

We anticipate that our research and development expenses will decrease in the future as we complete our clinical and non-clinical studies, complete production of omadacycline validation batches, and finalize our NDA filing for submission.

General and Administrative Expense

General and administrative expenses were $8.7 million for the three months ended June 30, 2017 compared to $7.6 million for the same period in 2016. The increase was driven primarily by higher employee compensation costs as we continue to expand our team.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support potential commercialization of omadacycline.

Impairment of Intangible Assets

We recorded an impairment charge of $0.7 million during the three months ended June 30, 2017. No such impairment was recorded during the three months ended June 30, 2016. The impairment charge was recorded in connection with an expected decline in Intermezzo sales.

Changes in Fair Value of Contingent Obligations

During the three months ended June 30, 2017 and 2016, we recorded a $0.3 million decrease and $15,000 increase, respectively, in the fair value of our contingent obligations to former Transcept stockholders. The decrease in the fair value of our contingent obligation for the three months ended June 30, 2017 reflects a corresponding significant decline in projected Intermezzo sales. The increase in the fair value of our contingent obligation for the three months ended June 30, 2016 was associated with an increase in the present value of the obligation as we approached the second anniversary of the Merger.

Other Income and Expenses

Interest expense for the three months ended June 30, 2017 represents interest incurred on the Loan Agreement, as amended, of $1.1 million and the net amortization of our marketable securities of $0.1 million. Interest income for the three months ended June 30, 2017 represents interest earned on our money market funds and marketable securities of $0.3 million. Interest expense for the three months ended June 30, 2016 represented interest incurred on the Loan Agreement of $0.6 million and the net amortization of our marketable securities of $0.2 million. Interest income for the three months ended June 30, 2016 represents interest earned on our money market funds and marketable securities purchased during the three months ended June 30, 2016 of $0.3 million.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2017 represents China withholding taxes on the upfront license payment we received under the Zai Collaboration Agreement. We recorded no provision for income taxes for the three months ended June 30, 2016.

Results of Operations

Comparison of the six months ended June 30, 2017 and 2016

	Six Months Ended June 30,
(in thousands)	2017	2016	$ Change
License and royalty revenue	$7,532	$—	$7,532
Operating expenses:
Research and development	33,735	46,423	(12,688)
General and administrative	17,080	13,941	3,139
Impairment of intangible asset	682	—	682
Changes in fair value of contingent consideration	(549)	120	(669)
Total operating expenses	50,948	60,484	(9,536)
Loss from operations	(43,416)	(60,484)	17,068
Other income and expenses:
Interest expense	(2,258)	(1,548)	(710)
Interest income	590	479	111
Other loss, net	(15)	(1)	(14)
Net loss	$(45,099)	$(61,554)	$16,455
Provision for income taxes	753	—	753
Net Loss	$(45,852)	$(61,554)	$15,702

Revenue

During the six months ended June 30, 2017, we recognized revenue of $7.5 million under the Zai Collaboration Agreement, which represents the upfront license payment. Revenue also represents fifty percent of net royalties received pursuant to the Royalty Sharing Agreement entered into in October 2016. We did not earn revenue during the six months ended June 30, 2016.

Research and Development Expense

Research and development expenses were $33.7 million for the six months ended June 30, 2017 compared to $46.4 million for the same period in 2016. The decrease was driven primarily by lower clinical study costs as we neared completion of our planned Phase 3 pivotal study program in omadacycline. The decrease is also attributable to reduced manufacturing production costs for omadacycline since fewer production runs fell within the six months ended June 30, 2017 compared to the same period in prior year.

We anticipate that our research and development expenses will decrease in the future as we complete our clinical and non-clinical studies, complete production of omadacycline validation batches, and finalize our NDA filing for submission.

General and Administrative Expense

\

General and administrative expenses were $17.1 million for the six months ended June 30, 2017 compared to $13.9 million for the same period in 2016. The increase was driven primarily by incremental employee compensation costs and higher consulting and legal fees.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support potential commercialization of omadacycline.

Impairment of Intangible Assets

We recorded an impairment charge of $0.7 million during the six months ended June 30, 2017. No such impairment was recorded during the six months ended June 30, 2016. The impairment charge was recorded in connection with an expected decline in Intermezzo sales.

Changes in Fair Value of Contingent Obligations

During the six months ended June 30, 2017 and 2016, we recorded a $0.5 million decrease and $0.1 million increase, respectively, in the fair value of our contingent obligations to former Transcept stockholders. The decrease in the fair value of our contingent obligation for the six months ended June 30, 2017 reflects a corresponding significant decline in projected Intermezzo sales. The increase in the fair value of our contingent obligation for the six months ended June 30, 2016 was associated with an increase in the present value of the obligation as we approached the second anniversary of the Merger.

Other Income and Expenses

Interest expense for the six months ended June 30, 2017 represents interest incurred on the Loan Agreement, as amended, of $2.1 million and the net amortization of our marketable securities of $0.1 million. Interest income for the six months ended June 30, 2017 represents interest earned on our money market funds and marketable securities of $0.6 million. Interest expense for the six months ended June 30, 2016 represents interest incurred on the Term Loan entered into with Hercules on September 30, 2015 of $1.2 million and the net amortization of our marketable securities of $0.3 million. Interest income for the six months ended June 30, 2016 represents interest earned on our money market funds and marketable securities purchased during the six months ended June 30, 2016 of $0.5 million.

Provision for Income Taxes

Provision for income taxes for the six months ended June 30, 2017 represents China withholding taxes on the upfront license payment we received under the Zai Collaboration Agreement. We recorded no provision for income taxes for the six months ended June 30, 2016.

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

On September 30, 2015, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P., together, Hercules, and certain other lenders and Hercules Technology Growth Capital, Inc. (as agent). We executed three amendments to the Loan Agreement subsequent to September 30, 2015, providing access to term loans with an aggregate principal amount of up to $60.0 million. As of June 30, 2016, we have drawn down on $50.0 million of the $60.0 million available to us. An additional $10.0 million tranche is available at our option through December 15, 2017. The last amendment executed during the quarter ended June 30, 2017 extended the date on which we are required to begin making monthly principal installments from January 1, 2019 to January 1, 2020, subject to our receipt of marketing approval for our lead product candidate, omadacycline, or the Interest Only Period Extension Event.  Beginning on January 1, 2019, or, if we achieve the Interest Only Period Extension Event, January 1, 2020, we will make payments in equal monthly installments of principal and interest, with the balance of outstanding loans due on the original maturity date of the Loan Agreement. To date, we have issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P., a warrant to purchase 16,346 shares of our common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share and a warrant to purchase 18,574 shares of our common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per share. We also have issued a warrant to Hercules Capital, Inc. that is exercisable for an aggregate of 5,374 shares of common stock at an exercise price of $23.26 per share.

In October 2015 and February 2017, we entered into the 2015 Sales Agreement and 2017 Sales Agreement, respectively, with Cantor, under which we could, at our discretion, from time to time sell shares of our common stock, with a sales value of up to $50 million under each Sales Agreement through Cantor. We provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act of 1933, as amended. We received $36.9 million in proceeds, after deducting commissions of $1.1 million, from the sale of 2,326,119 shares of common stock under the 2015 Sales Agreement during the six months ended June 30, 2017. We received an additional $41.8 million in proceeds, after deducting commissions of $1.3 million, from the sale of 1,854,013 shares of common stock during the six months ended June 30, 2017 under the 2017 Sales Agreement. As of June 30, 2017 $6.9 million remains available for sale under the 2017 Sales Agreement.

We have used and we intend to continue to use the net proceeds from the above-described offerings, as well as the Loan Agreement, as amended, together with our existing capital resources, to complete our clinical studies of omadacycline as well as activities required to support an NDA submission for omadacycline for the treatment of ABSSSI and CABP, the manufacture of validation batches and commercial supply, to build our commercial and medical affairs teams, and for working capital and other general corporate purposes.

As of June 30, 2017, we had cash, cash equivalents and marketable securities of $175.3 million.

The following table summarizes our cash provided by and used in operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
(in thousands)	2017	2016
Net cash used in operating activities	$(40,686)	$(40,815)
Net cash used in investing activities	$(49,314)	$(64,688)
Net cash provided by financing activities	$88,625	$61,628

Operating Activities

Cash used in operating activities for the six months ended June 30, 2017 of $40.7 million is primarily the result of our $45.9 million net loss, a $5.8 million decrease in accounts payable and accrued expenses, and a $0.5 million decrease in contingent obligations to former Transcept stockholders. This is offset by $9.9 million in non-cash items, including $9.6 million in depreciation, amortization and stock-based compensation expense and a $0.7 million impairment charge on our intangible asset, as well as a $1.2 million increase in our accounting receivable and other assets. Cash used in operating activities for the six months ended June 30, 2016 of $40.8 million is primarily the result of our $61.5 million net loss offset in part by a $7.7 million increase in accounts payable and accrued expenses, and a decrease of $7.1 million in prepaid expenses mainly associated with the clinical development of omadacycline. The remainder is the net impact of $6.2 million in non-cash items, including $6.0 million in depreciation, amortization and stock-based compensation expense, $0.6 million in non-cash interest expense, a $0.1 million increase in contingent obligations to former Transcept stockholders offset by $0.5 million of interest earned on our marketable securities.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2017 consisted of $93.9 million investment in short-term marketable securities (U.S. treasury securities) offset by proceeds from maturities of marketable securities of $45.0 million. We also purchased $1.1 million of fixed assets for our new offices in Boston and King of Prussia and received a refund for an existing letter of credit of $0.8 million. Net cash used in investing activities during the six months ended June 30, 2016 due to investments of $68.2 million of our cash in short-term marketable securities (U.S. treasury and government agency securities), an increase in restricted cash primarily representing a letter of credit of $0.8 million, and purchases of fixed assets of $0.4 million, partially offset by proceeds from maturities of marketable securities of $5.0 million.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2017 primarily represents net proceeds of $78.7 million received from the sale of shares of our common stock under the Sales Agreements as well as $9.9 million drawn under the Third Tranche under the Loan Agreement, as amended. Net cash provided by financing activities for the six months ended June 30, 2016 is the result of net proceeds of $2.0 million received from the sale of shares of our common stock under the Sales Agreement, net proceeds of $59.6 million from a public offering of 4,887,500 shares of common stock in June 2016, and the exercise of stock options.

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

Based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities, the remaining $10.0 million we may borrow under the Loan Agreement and anticipated regulatory and commercial milestone payments from our collaborations with Allergan and Zai will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the unknown extent to which we will enter into collaborations with third parties to participate in the development and commercialization of our product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of public and private equity offerings, debt or other structured financings and strategic collaborations. We do not have any committed external sources of funds other than contingent milestone payments and royalties under the Allergan Collaboration Agreement and Zai Collaboration Agreement, which are terminable by Allergan and Zai, respectively, upon prior written notice, and the undrawn balance of $10.0 million on the Third Amendment, available to use through December 15, 2017. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholders’ rights. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to, among other items, intangible assets, goodwill, contingent liabilities, stock-based compensation arrangements, useful lives for depreciation and amortization of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

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

There have been no other material changes in our critical accounting policies during the six months ended June 30, 2017, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017.

Recent Accounting Pronouncements

Refer to Note 16, Recent Accounting Pronouncements, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2017 and the year ended December 31, 2016 we did not engage in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations and Commitments

We executed the third amendment to the lease agreement on our King of Prussia office space in October 2016.  The lease agreement, as amended, was for 19,708 rentable square feet of office space, for a total commitment of $3.3 million, with respect to which lease payments became due beginning once we took control of such office space during the quarter ended March 31, 2017. The total lease commitment is over a seven-year and seven-month lease term. The lease contains rent escalation and a partial rent abatement period, which will be accounted for as rent expense under the straight-line method. We are required to make additional payments under the operating lease for taxes, insurance, and other operating expenses incurred during the operating lease period.

In July 2017, we entered into a master manufacturing services agreement and corresponding product agreement with Patheon UK Limited, or Patheon.  The agreements provide for the terms and conditions under which Patheon will manufacture, package and supply to us omadacycline in injectable form, or the Patheon Products. Under these agreements, we are required to deliver to Patheon the active pharmaceutical ingredient needed to manufacture the Patheon Products. We are obligated to pay a supply price in the six-digit dollar range per batch of the Patheon Products, subject to adjustments as provided in the agreements. If our omadacycline product is approved, we will also be subject to an annual minimum purchase requirement in the six-digit euro range. If we desire for Patheon to conduct additional services other than those expressly set forth in the agreements, those would be subject to additional fees.

Our agreements with Patheon will remain in effect for a fixed initial term, after which they will continue for successive renewal terms unless either we or Patheon have given written notice of termination within a certain period prior to the expiration of the applicable initial or then-current renewal term. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency.

For further details, refer to Note 15, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Other than as described above, there have been no other material changes in our contractual obligations and commitments as of June 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Our cash, cash equivalents and investments balance as of June 30, 2017 consisted of cash and cash equivalents and U.S. treasury securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments, although they are available for immediate sale, until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 10% of total liabilities as of June 30, 2017.

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

As of June 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 15, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, as filed with the SEC on May 4, 2017.

Item 6.	Exhibits

Reference is made to the Exhibit Index attached to this Report, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of August, 2017.

Paratek Pharmaceuticals, Inc.

By:	/s/ Michael F. Bigham
Michael F. Bigham
Chairman and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Douglas W. Pagán
Douglas W. Pagán
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	October 5, 2015

4.3	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	December 13, 2016

4.4	Warrant, dated as of April 7, 2014 issued to HBM Healthcare Investments (Cayman) Ltd.	Form 10-K	001-36066	10.22	April 2, 2015

4.5	Warrant, dated as of April 18, 2014 issued to K/S Danish BioVenture.	Form 10-K	001-36066	10.23	April 2, 2015

4.6	Warrant, dated as of April 7, 2014 issued to Omega Fund III, L.P.	Form 10-K	001-36066	10.24	April 2, 2015

10.1	Amendment No. 3 to Loan and Security Agreement dated June 27, 2017, by and between Paratek Pharmaceuticals, Inc., Paratek Pharma, LLC, Hercules Technology II, L.P., Hercules Technology III, L.P., certain other lenders and Hercules Technology Growth Capital, Inc.	Form 8-K	001-36066	10.1	June 29, 2017

10.2+	Paratek Pharmaceuticals, Inc. 2017 Inducement Plan.	Form 8-K	001-36066	10.1	June 16, 2017

10.3+	Form of Stock Option Grant Notice and Form of Option Agreement under the Paratek Pharmaceuticals, Inc. 2017 Inducement Plan.	Form 8-K	001-36066	10.2	June 16, 2017

10.4+	Form of Restricted Stock Unit Award Grant Notice and Form of Restricted Stock Unit Award Agreement under the Paratek Pharmaceuticals, Inc. 2017 Inducement Plan	Form 8-K	001-36066	10.3	June 16, 2017

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.5+	Paratek Pharmaceuticals, Inc. Annual Incentive Plan.	Form 8-K	001-36066	10.4	June 16, 2017

10.6*+	Employment Agreement, as amended, by and between the Company and Michael F. Bigham dated as of June 16, 2017.

10.7*+	Employment Agreement, as amended, by and between the Company and William M. Haskel dated as of June 16, 2017.

10.8*+	Employment Agreement, as amended, by and between the Company and Evan Loh, M.D. dated as of June 16, 2017.

10.9*+	Employment Agreement, as amended, by and between the Company and Douglas W. Pagán dated as of June 16, 2017.

10.10*+	Employment Agreement, as amended, by and between the Company and Adam Woodrow dated as of June 16, 2017.

10.11*^	License and Collaboration Agreement by and between Paratek Bermuda Ltd. and Zai Lab (Shanghai) Co., Ltd., dated April 21, 2017.

10.12*^

Master Manufacturing Service Agreement by and between the Company and Patheon UK Limited dated as of July 28, 2017 and Product Agreement by and between the Company and Patheon UK Limited dated as of July 28, 2017.

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