Form 10-Q/A
period 2017-06-30
Paratek Pharmaceuticals, Inc.
filed 2017-11-06
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE – EXHIBIT FILING ONLY

Paratek Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (the “Form 10-Q”), originally filed on August 2, 2017. This Amendment is an exhibit-only filing in response to comments received from the Securities and Exchange Commission (the “Commission”) regarding a request for confidential treatment of certain portions of Exhibit 10.12 originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibit 10.12 based on Commission comments. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Form 10-Q in any way.

PART II

Item 6.	Exhibits

Exhibit No.	Exhibit Description

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of November, 2017.

Paratek Pharmaceuticals, Inc.

By:	/s/ Michael F. Bigham
Michael F. Bigham
Chairman and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Douglas W. Pagán
Douglas W. Pagán
Chief Financial Officer (Principal Financial and Accounting Officer)