Form 10-Q
period 2017-09-30
Paratek Pharmaceuticals, Inc.
filed 2017-11-08
CIK 1178711

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2017 or

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

As of October 31, 2017 there were 27,941,015 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and par value amounts)

(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$32,995	$52,962
Available-for-sale securities	130,445	75,076
Restricted cash	162	817
Other receivable	—	323
Prepaid and other current assets	2,604	2,922
Total current assets	166,206	132,100
Restricted cash	250	250
Fixed assets, net	1,922	1,188
Intangible assets, net	229	1,015
Goodwill	829	829
Other long-term assets	298	350
Total assets	$169,734	$135,732
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,858	$4,418
Other accrued expenses	8,340	6,428
Accrued contract research	4,599	9,566
Total current liabilities	15,797	20,412
Long-term debt	49,079	38,974
Contingent obligations	84	655
Other liabilities	4,902	4,099
Total liabilities	69,862	64,140
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,892,040 and 23,358,637 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	28	23
Additional paid-in capital	548,144	451,947
Accumulated other comprehensive loss	(80)	(16)
Accumulated deficit	(448,220)	(380,362)
Total stockholders’ equity	99,872	71,592
Total liabilities and stockholders’ equity	$169,734	$135,732

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
License and royalty revenue	$12	$—	$7,544	$—
Operating expenses:
Research and development	12,112	17,334	45,847	63,757
General and administrative	8,219	5,949	25,299	19,896
Impairment of intangible asset	—	—	682	—
Changes in fair value of contingent consideration	(22)	(170)	(571)	(50)
Total operating expenses	20,309	23,113	71,257	83,603
Loss from operations	(20,297)	(23,113)	(63,713)	(83,603)
Other income and expenses:
Interest expense	(1,408)	(820)	(3,666)	(2,368)
Interest income	389	309	979	788
Other loss, net	(8)	(4)	(23)	1
Loss before income taxes	$(21,324)	$(23,628)	$(66,423)	$(85,182)
Provision for income taxes	—	—	753	—
Net loss	$(21,324)	$(23,628)	$(67,176)	$(85,182)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities, net of tax	16	(20)	(64)	14
Comprehensive loss	$(21,308)	$(23,648)	$(67,240)	$(85,168)
Net loss per share - basic and diluted	$(0.77)	$(1.04)	$(2.54)	$(4.39)
Weighted average common shares outstanding
Basic and diluted	27,776,218	22,627,711	26,453,219	19,391,443

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Net loss	$(67,176)	$(85,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	979	941
Stock-based compensation expense	13,018	8,102
Noncash interest expense	354	772
Noncash interest income	—	(107)
Impairment of intangible asset	682	—
Change in fair value of contingent consideration	(571)	(50)
Changes in operating assets and liabilities
Accounts receivable and other current assets	1,109	4,621
Purchase of prepaid interest - marketable securities	(288)	—
Accounts payable and accrued expenses	(5,094)	1,474
Other liabilities and other assets	798	(438)
Net cash used in operating activities	(56,189)	(69,867)
Investing activities
Purchase of fixed assets, net	(1,165)	(314)
Purchase of marketable securities	(149,356)	(93,250)
Proceeds from maturities of marketable securities	93,750	24,966
Increase (decrease) in restricted cash	655	(1,197)
Net cash used in investing activities	(56,116)	(69,795)
Financing activities
Proceeds from issuance of long-term debt, net of costs	9,915	—
Proceeds from exercise of stock options	321	11
Proceeds from sale of common stock	82,102	61,287
Net cash provided by financing activities	92,338	61,298
Net decrease in cash and cash equivalents	(19,967)	(78,364)
Cash and cash equivalents at beginning of period	52,962	131,302
Cash and cash equivalents at end of period	$32,995	$52,938
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,338	$—

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

The Company has incurred significant losses since its inception in 1996. The Company has generated an accumulated deficit of $448.2 million through September 30, 2017 and will require substantial additional funding in connection with the Company’s continuing operations to support commercial activities associated with its lead product candidate, omadacycline. Based upon the Company’s current operating plan, the Company anticipates that its existing cash, cash equivalents and marketable securities will enable the Company to fund its operating expenses and capital expenditure requirements through at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance future cash needs primarily through a combination of public and private equity offerings, debt or other structured financings and strategic collaborations. The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations, as well as those risks discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, or SEC, on March 2, 2017, and elsewhere in this report.

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

There have been no other material changes in the Company’s significant accounting policies during the nine months ended September 30, 2017.

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

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2016, and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods ended September 30, 2017 and 2016.

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

3.   Cash and Cash Equivalents and Marketable Securities

The following is a summary of available-for-sale securities as of September 30, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017
U.S. treasury securities	$128,728	$—	$(79)	$128,649
Government agencies	1,797	—	(1)	1,796
Total	$130,525	$—	$(80)	$130,445
December 31, 2016
U.S. treasury securities	$62,574	$—	$(18)	$62,556
Government agencies	12,518	2	—	12,520
Total	$75,092	$2	$(18)	$75,076

No available-for-sale securities held as of September 30, 2017 and December 31, 2016 had remaining maturities greater than one year.

4.   Restricted Cash

Short-term restricted cash

Intermezzo Reserve

As of September 30, 2017, restricted cash of $0.2 million represents royalty income received but not yet paid to former Transcept stockholders as part of the royalty sharing agreement, or the Royalty Sharing Agreement, executed by the Company on October 28, 2016 with the Special Committee of the Company’s Board of Directors, or the Special Committee, a committee established in connection with the Merger. See Note 11, Fair Value Measurements, for more information on the Royalty Sharing Agreement. Included in the balance as of December 31, 2016, was the remainder of the Intermezzo reserve of $0.1 million, established in accordance with the Merger Agreement, which was comprised of unpaid legal fees.

Letter of Credit

During the year ended December 31, 2016, the Company obtained a letter of credit in the amount of $0.8 million, which was collateralized with a bank account at a financial institution, to secure value-added tax registration in certain foreign countries. The letter of credit was cancelled by the Company during the first quarter of 2017.

Long-term restricted cash

The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. Refer to Note 15, Commitments and Contingencies, for further details. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of September 30, 2017 and December 31, 2016, naming the landlord as beneficiary.

5.   Fixed Assets

Fixed assets, net, consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Office equipment	$928	$443
Computer equipment	548	251
Computer software	787	787
Leasehold improvements	873	137
Construction-in-progress	—	391
Gross fixed assets	3,136	2,009
Less: Accumulated depreciation and amortization	(1,214)	(821)
Net fixed assets	$1,922	$1,188

6.   Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Intermezzo product rights	$212	$1,410
TO-2070 asset	170	170
Gross intangible assets	382	1,580
Less: Accumulated amortization	(153)	(565)
Net intangible assets	$229	$1,015

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

In April 2016, the first generic equivalent of Intermezzo was launched. Although the generic was off the market for a short period, it re-entered in September 2016. Since the generic launch, a recoverability test has been performed each reporting period and the Company determined that the summation of the undiscounted cash flows through the year of patent expiration, or the estimated useful life of the asset, exceeded the carrying value of the asset in periods up to and including March 31, 2017. During the quarter ended June 30, 2017, Intermezzo product sales projections significantly declined. As such, the Company performed a recoverability test and it was determined that the summation of the undiscounted future cash flow of the Intermezzo product rights were less than its carrying value. As a result, the Company recorded an impairment charge during the three months ended June 30, 2017 of $0.7 million. No impairment was recorded during the three months ended September 30, 2017 or the year ended December 31, 2016.

7.   Net Loss Per Share Available to Common Stockholders

Basic net loss per share available to common stockholders is calculated by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method or the if-converted method, as applicable. For purposes of this calculation, stock options, restricted stock units and warrants to purchase common stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share available to common stockholders when their effect is dilutive.

The following outstanding shares subject to stock options, restricted stock units and warrants to purchase common stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation as of the three and nine months ended September 30, 2017 and 2016 as indicated below:

	September 30,
	2017	2016
Excluded potentially dilutive securities (1):
Shares subject to outstanding options to purchase common stock	3,575,633	2,786,882
Unvested restricted stock units	1,186,503	440,500
Shares subject to warrants to purchase common stock	84,828	42,306
Shares issuable under employee stock purchase plan	36,539	36,539
Totals	4,883,503	3,306,227

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of September 30, 2017 and 2016. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

8.   License and Collaboration Agreements

Zai Lab (Shanghai) Co., Ltd.

On April 21, 2017, Paratek Bermuda Ltd., a wholly-owned subsidiary of Paratek Pharmaceuticals, Inc., and Zai Lab (Shanghai) Co., Ltd., or Zai, entered into a License and Collaboration Agreement, or the Zai Collaboration Agreement. Under the terms of the Zai Collaboration Agreement, Paratek Bermuda Ltd. granted Zai an exclusive license to develop, manufacture and commercialize omadacycline, or the licensed product, in the People’s Republic of China, Hong Kong, Macau and Taiwan, or the territory, for all human therapeutic and preventative uses other than biodefense. Zai will be responsible for the development, manufacturing and commercialization of the licensed product in the territory, at its sole cost with certain assistance from Paratek Bermuda Ltd.

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

The Company evaluated the Zai Collaboration Agreement under ASC Subtopic 605-25, “Multiple Element Arrangements”. The Company determined that there were five deliverables under the Zai Collaboration Agreement: (i) an exclusive license to develop, manufacture and commercialize omadacycline in the territory; (ii) an initial transfer of technology; (iii) a transfer of certain materials and materials know-how (iv) an additional transfer of materials; and (v) participation on a joint steering committee, or JSC, and joint development committee, or JDC.

The consideration allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. Therefore, the Company excluded from the allocable consideration the milestone payments and royalties, regardless of the probability that such milestone and royalty payments will be made, until the events that give rise to such payments occur. In addition, all regulatory milestones in the Zai Collaboration Agreement are considered substantive on the basis of the contingent nature of the milestone, including factors such as regulatory and other risks that must be overcome to achieve each milestone as well as the level of effort and investment required.  Accordingly, such amounts will be recognized in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met.  All commercial milestones will be accounted for in the same manner as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

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

Under the Zai Collaboration Agreement, Zai will pay taxes incurred in the territory by Paratek on Paratek’s behalf and deduct these taxes from the payments due to Paratek. Withholding and other value-added taxes of $0.8 million were incurred on the $7.5 million upfront payment. As such, the Company received $6.7 million, net of taxes, during the nine months ended September 30, 2017. These taxes were paid by Zai on behalf of the Company.

During the nine months ended September 30, 2017, the Company recognized revenue under the Zai Collaboration Agreement of $7.5 million, which represents the upfront payment. During the three months ended September 30, 2017, the Company did not recognize revenue under the Zai Collaboration Agreement.

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

The Company issued Tufts 1,024 shares of the Company’s common stock on the date of execution of the original license agreement, and the Company may be required to make certain payments of up to $0.3 million to Tufts upon the achievement by products developed under the agreement of specified development and regulatory approval milestones. The Company has already made a payment of $50,000 to Tufts for achieving the first milestone following commencement of the Phase 3 clinical trial for omadacycline. The Company is also obligated to pay Tufts a minimum royalty payment in the amount of $25,000 per year. In addition, the Company is obligated to pay Tufts royalties based on gross sales of products, as defined in the agreement, ranging in the low single digits depending on the applicable field of use for such product sale. If the Company enters into a sublicense under the Tufts License Agreement, based on the applicable field of use for such product, the Company agreed to pay Tufts a percentage, ranging from 10% to 14% (ten percent to fourteen percent), of that portion of any sublicense issue fees or maintenance fees received by the Company that are reasonably attributable to the sublicense of the rights granted to the Company under the Tufts License Agreement and the lesser of a percentage, ranging from the low tens to the high twenties based on the applicable field of use for such product, of the royalty payments made to the Company by the sublicensee or the amount of royalty payments that would have been paid by the Company to Tufts if the Company had sold the product. The Company paid $0.1 million, or 1.5%, of a sublicense issue fee to Tufts during the nine months ended September 30, 2017 upon earning the $7.5 million upfront payment under the Zai Collaboration Agreement.

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

9.   Capital Stock

In October 2015 and February 2017, Paratek Pharmaceuticals, Inc. entered into Controlled Equity OfferingSM Sales Agreements, or the 2015 Sales Agreement and 2017 Sales Agreement, respectively, and collectively, the Sales Agreements, with Cantor Fitzgerald & Co., or Cantor, under which the Company could, at its discretion, from time to time sell shares of its common stock, with a sales value of up to $50 million under each Sales Agreement through Cantor. The Company provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has sold all $50 million of shares of its common stock under the 2015 Sales Agreement. The Company received $36.9 million in proceeds, after deducting commissions of $1.1 million, from the sale of 2,326,119 shares of common stock under the 2015 Sales Agreement during the nine months ended September 30, 2017. The Company received $45.9 million in proceeds, after deducting commissions of $1.4 million, from the sale of 2,006,007 shares of common stock, as of November 1, 2017, under the 2017 Sales Agreement. As of November 1, 2017, $2.7 million remain available for sale under the 2017 Sales Agreement.

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

As described in Note 13, Long-term Debt, in connection with the Loan Agreement Amendment (as defined in Note 13, Long-term Debt), on December 12, 2016, the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 18,574 shares of its common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per share, or the Loan Amendment Warrants. Additionally, in connection with the borrowing of the Third Tranche (as defined in Note 13, Long-term Debt) on June 27, 2017, the Company issued an additional warrant to Hercules Capital, Inc. to purchase 5,374 shares of its common stock at an exercise price of $23.26 per share, or the Additional Warrant. The Additional Warrant’s total relative fair value of $0.1 million was determined using a Black-Scholes option-pricing model with the following assumptions:

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

10.   Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued legal costs	218	358
Accrued compensation	2,595	2,609
Intermezzo payable	93	105
Accrued professional fees	1,468	1,118
Accrued contract manufacturing	3,760	1,940
Accrued other	206	298
Total	$8,340	$6,428

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

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2017
Assets:
U.S. treasury securities	$128,649	$—	$—	$128,649
Government agencies	—	$1,796	—	1,796
Total Assets	$128,649	$1,796	$—	$130,445
Liabilities:
Contingent obligations	$—	$—	$84	$84
Total Liabilities	$—	$—	$84	$84
December 31, 2016
Assets:
U.S. treasury securities	$62,556	$—	$—	$62,556
Government agencies	—	12,520	—	12,520
Total Assets	$62,556	$12,520	$—	$75,076
Liabilities:
Contingent obligations	$—	$—	$655	$655
Total Liabilities	$—	$—	$655	$655

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

The significant unobservable inputs used in the fair value measurement of the contingent obligation to former Transcept stockholders with respect to the Intermezzo product rights as of September 30, 2017 and December 31, 2016 were estimated future Intermezzo product revenues and associated royalties due to the Company as well as the appropriate discount rate given consideration to the market and forecast risk involved. The results of this valuation yielded a decrease in the contingent obligation to former Transcept stockholders of $22,000 and $0.6 million during the three and nine months ended September 30, 2017, respectively. Significant increases or decreases in any of those inputs would result in a substantially lower or higher fair value measurement.

The following table provides a roll forward of the fair value of contingent obligations categorized as Level 3 instruments, for the nine months ended September 30, 2017 (in thousands):

Contingent liability— former Transcept stockholders
Balances At December 31, 2016	$655
Change in fair value	(571)
Balances At September 30, 2017	$84

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development expense	$1,258	$871	$4,312	$2,530
General and administrative expense	2,824	1,788	8,706	5,572
Total stock-based compensation expense	$4,082	$2,659	$13,018	$8,102

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

	Nine Months Ended September 30,
	2017	2016
Volatility	75.8%	73.5%
Weighted average risk-free interest rate	2.0%	1.4%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	5.8	5.8

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

In June 2017, the Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2017 Inducement Plan, or the 2017 Inducement Plan, in accordance with NASDAQ Rule 5635(c)(4), reserving 550,000 shares of common stock solely for the grant of inducement stock options to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. During the nine months ended September 30, 2017, the Company’s Board of Directors granted 176,000 stock options and 35,000 restricted stock unit awards, or RSUs, to employees of the Company under the 2017 Inducement Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards made to an employee of the Company is subject to time-based vesting, with 100% of the shares of common stock subject to the RSUs vesting three years from the grant date. Although the Company does not currently anticipate the issuance of additional stock options under the 2015 Inducement Plan, 73,167 shares remain available for grant under the 2015 Inducement Plan.

During the nine months ended September 30, 2017, the Company’s Board of Directors granted 735,400 stock options and 867,800 restricted stock units to directors, executives and employees of the Company under the 2015 Plan. The stock option awards are subject to time-based vesting over a period of one to four years.  The RSU awards made to directors of the Company are subject to time-based vesting, with 100% of the shares of common stock subject to the RSUs vesting one year from the grant date. The grants also included performance-based RSU, or PRSU, awards to certain executives and employees of the Company. The PRSU awards issued during the quarter ended June 30, 2017 have vested or will vest as follows: 20% of the PRSUs vested upon achievement of data lock for Study 16301 (oral only ABSSSI), which occurred in July 2017, or the First Milestone; 30% of the PRSUs shall vest upon achievement of IV and oral NDA filing acceptances, or the Second Milestone; and 50% of the PRSUs shall vest upon FDA approval of omadacycline, or the Third Milestone, provided, that, each of the First Milestone, the Second Milestone and the Third Milestone must occur no later than the fifth anniversary of the date of grant for the applicable portion of the PRSUs to vest. The PRSU awards issued during the quarter ended September 30, 2017 shall become earned upon FDA approval of omadacycline, or the Milestone, and shall, upon achievement of the Milestone, be eligible to vest as to 100% of the PRSUs subject to the award on the first anniversary of the Milestone achievement date.

The Company recognizes compensation cost for awards with performance conditions if and when the Company concludes that it is probable that the performance condition will be achieved over the requisite service period. Since the First Milestone was achieved during the quarter ended September 30, 2017, and the Company believes it is more likely than not that the Second Milestone will be achieved prior to the fifth anniversary of the date of grant, the Company recognized compensation cost, for a total of $0.6 million and $3.0 million, for both performance conditions during the three and nine months ended September 30, 2017, respectively, using the accelerated attribution method.

As of September 30, 2017, no additional shares remained available for issuance under either the Paratek Pharmaceuticals, Inc. 2006 Equity Incentive Plan, as amended, or the Paratek Pharmaceuticals, Inc. 2014 Equity Incentive Plan.

Total shares available for future issuance under the 2015 Plan are 688 shares as of September 30, 2017.

Stock options

A summary of stock option activity for the nine months ended September 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,780,791	$16.63	8.27	$8,809
Granted	911,400	17.08
Exercised	(66,455)	4.83
Expired or Forfeited	(50,103)	17.04
Outstanding at September 30, 2017	3,575,633	$16.96	8.01	$30,210
Exercisable at September 30, 2017	1,957,219	$16.11	7.45	$18,236
Vested and expected to vest at September 30, 2017	3,575,633	$16.96	8.01	$30,210

Restricted Stock Units

A summary of restricted stock unit activity for the nine months ended September 30, 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Balance At December 31, 2016	454,000	$19.67
Granted	902,800	16.96
Released	(162,797)	14.71
Cancelled	(7,500)	13.73
Unvested Balance At September 30, 2017	1,186,503	$18.33

Total unrecognized compensation expense for all stock-based awards was $22.3 million as of September 30, 2017. This amount will be recognized over a weighted average period of 2.04 years.

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

Upon an Event of Default, an additional 5.0% interest would be applied and Hercules could, at its option, accelerate and demand payment of all or any part of the loan together with the prepayment and end of term charges. An Event of Default is defined in the Loan Agreement as (i) failure to make required payments; (ii) failure to adhere to financial, operating and reporting loan covenants; (iii) an event or development occurs that would be reasonably expected to have a material adverse effect; (iv) false representations in the Loan Agreement; (v) insolvency, as described in the Loan Agreement; (vi) levy or attachments on any of the Company's assets; and (vii) default of any other agreement or subordinated debt greater than $1.0 million. In the event of insolvency, this acceleration and declaration would be automatic. In addition, in connection with the Loan Agreement, the Company agreed to provide Hercules with a contingent security interest in the Company's bank accounts. The Company's control of its bank accounts is not adversely affected unless Hercules elects to obtain unilateral control of the Company's bank accounts by declaring that an Event of Default has occurred. The principal of the Term Loan, which was not due within 12 months of September 30, 2017, has been classified as long-term as the Company determined that a material adverse effect resulting in Hercules exercising its rights under the subjective acceleration clause is remote.

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

The Third Amendment reduced the end of term charge due with respect to the Third Tranche from to 4.5% to 2.25% if the obligations under the Loan Agreement are repaid in full on or prior to September 30, 2017, following Hercules’ election not to consent to a proposed third-party, non-equity financing arrangement (excluding any stock issuance).  The end of term charge with respect to the Fourth Tranche, if drawn, is 2.25%.

If the Company prepays the loan prior to maturity, it will pay a prepayment charge, based on a percentage of the then outstanding principal balance, equal to (i) 1% with respect to the Third Tranche and the Fourth Tranche (if drawn) or (ii) 2% with respect to the Initial Tranches if the prepayment occurs prior to April 1, 2019, or equal to 0% if the prepayment occurs on or after April 1, 2019.

In connection with the borrowing of the Third Tranche, on June 27, 2017, the Company issued the Additional Warrant to Hercules Capital, Inc. that is exercisable for an aggregate of 5,374 shares of Common Stock at an exercise price of $23.26 per share. The Additional Warrant may be exercised on a cashless basis. The Additional Warrant is exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Additional Warrant.

As of September 30, 2017, the Company has recorded a long-term debt obligation of $49.0 million, net of debt discount of $1.0 million.

Future principal payments, which exclude the 4.5% end of term charge of $0.7 million included within other liabilities on the balance sheet, in connection with the Loan Agreement, as of September 30, 2017, are as follows (in thousands):

Fiscal Year
2017	$—
2018	—
2019	27,616
2020	22,384
2021 and Thereafter	—
Total	$50,000

14.   Income Taxes

The Company recorded a provision for income taxes in the three and nine months ended September 30, 2017 of $0 and $0.8 million, respectively. The provision for income taxes consists of current tax expense, which represents China withholding taxes on the upfront payment earned under the Zai Collaboration Agreement.

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

As of September 30, 2017, future minimum lease payments under operating leases are as follows:

Fiscal Year
Remainder of 2017	$177
2018	1,084
2019	1,156
2020	1,178
2021	964
2022 and Thereafter	1,422
Total	$5,981

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

Other Legal Proceedings

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2017, the Company was not party to any other legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of executive management or affiliate of the Company is either a party adverse to the Company or the Company’s subsidiaries or has a material interest adverse to the Company or the Company’s subsidiaries.

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

The Company has not yet completed its assessment of the impact of the adoption of this standard on its consolidated financial statements. The Company is in the process of evaluating its collaboration agreements with Zai, Allergan and Purdue to determine the impact the adoption of this standard may have on its consolidated financial statements and internal control over financial reporting. The new revenue ASUs may have a material impact on future revenue to be recognized under the Company’s Allergan Collaboration Agreement and Zai Collaboration Agreement. The Company does not believe the new revenue ASUs will have a material impact on revenue recognized related to its Purdue Collaboration Agreement.

The Company expects the accounting for contingent milestone payments under its collaboration agreements to change under ASC 606, Revenue from Contracts with Customers, or ASC 606. ASC 606 does not contain guidance specific to milestone payments, thereby requiring contingent milestone payments to be considered in accordance with the overall model of ASC 606 as variable consideration. Revenue from contingent milestone payments may be recognized earlier under ASC 606 than under ASC 605, Revenue Recognition, based on an assessment at each reporting date of the probability of achievement of the underlying milestone event. This assessment may, in certain circumstances, result in the recognition of revenue related to a contingent milestone payment before the milestone event has been achieved.

ASC 606 requires more robust disclosures than required by previous guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts.

The Company may identify additional differences as it completes its assessment. Expected impacts from the adoption of this standard could differ upon the final adoption and implementation of the standard. In connection with the adoption of the standard, the Company is implementing several new internal controls, including controls to monitor the probability of achievement of contingent milestone payments.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), or ASU 2016-15, which simplifies certain elements of cash flow classification. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of ASU 2016-15 will have on its consolidated financial statements.

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

This discussion contains certain forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward- looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, as filed with the SEC on May 4, 2017, and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

In the fall of 2013, the U.S. Food and Drug Administration, or the FDA, agreed to the design of our omadacycline Phase 3 studies for ABSSSI and CABP through the Special Protocol Assessment, or SPA, process. In addition, the FDA confirmed that positive data from the individual studies for ABSSSI and CABP would be sufficient to support approval of omadacycline for each indication and for both oral and IV formulations in the United States.  In addition to Qualified Infectious Disease Product, or QIDP, designation, on November 4, 2015, the FDA granted omadacycline Fast Track designation for the development of omadacycline in ABSSSI, CABP, and complicated Urinary Tract Infections, or cUTIs. Fast Track designation facilitates the development and expedites the review of drugs that treat serious or life-threatening conditions and that fill an unmet medical need. In February 2016, we reached agreement with the FDA on the terms of a pediatric program associated with the Pediatric Research and Equity Act. The FDA has granted Paratek a waiver from conducting studies with omadacycline in children less than eight years old due the risk of teeth discoloration, a known class effects of tetracyclines.  In addition, the FDA has granted a deferral on conducting studies in children eight years and older until safety and efficacy is established in adults.  In May 2016, we received confirmation from the FDA that the oral-only ABSSSI study design was acceptable and consistent with the currently posted guidance for industry.

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

We held two pre-NDA meetings with the FDA. The first meeting was to discuss clinical and non-clinical topics and the second meeting was to discuss the CMC data components of our proposed submission package, the result of which was confirmation that we have a clear path towards our NDA submission. Following these regulatory meetings, we plan to begin a rolling submission of our NDAs to the FDA in December 2017. The final NDA submissions for both formulations are expected to be submitted during the first quarter of 2018.

To date, we have conducted more than 20 Phase 1 studies for omadacycline to characterize the effects of the drug on humans including how it is absorbed, metabolized, and excreted. These Phase 1 studies also included this evaluation in special populations like hepatic and renal failure patients.  We have also conducted and completed three successful Phase 3 clinical studies. Our first two Phase 3 clinical studies were for the treatment of ABSSSI (OASIS-1) and CABP (OPTIC).  Both studies utilized initiation of IV therapy with transitions to oral-based treatment on clinical response. Our third Phase 3 clinical study (OASIS-2) was an oral-only administration of omadacycline in ABSSSI compared to oral-only linezolid. All three Phase 3 clinical studies resulted in omadacycline demonstrating positive efficacy results and a generally safe and well tolerated profile. We plan to include these clinical data in the NDA submission to the FDA for the treatment of ABSSSI and CABP in the first quarter of 2018 and to the European Medicines Agency, or EMA, in the second half of 2018.

In the two pivotal Phase 3 studies in ABSSSI, omadacycline successfully met the primary endpoint for FDA by demonstrating statistical non-inferiority based upon the Early Clinical Response, or ECR, assessment at 48 to 72 hours after the first dose of study medication in the modified intent‑to‑treat, or mITT, population (all randomized subjects without a baseline sole Gram‑negative causative pathogen).  Clinical success at the ECR assessment was based on reduction of the size of the primary lesion ≥ 20% without receiving any rescue antibacterial therapy.  Clinical success was achieved in 84.8% of omadacycline subjects and in 85.5% of linezolid subjects in the IV-to-oral study (OASIS-1) and in 87.5% of omadacycline subjects and in 82.5% of linezolid subjects in the oral-only study (OASIS-2).

In the same two pivotal Phase 3 studies in ABSSSI, omadacycline also successfully met the primary endpoint for the EMA by demonstrating statistical non-inferiority based upon the investigator’s assessment of clinical outcome at the post therapy evaluation, or PTE, visit (7 to 14 days after the subject’s last day of study therapy), in the mITT and the clinically evaluable, or CE, population (defined as all mITT subjects who received study medication, had a qualifying ABSSSI, an assessment of outcome, and met all other evaluability criteria).  Clinical success at the PTE assessment was based on resolution of the infection such that further antibacterial therapy was not needed, and the subject was alive and did not meet any clinical failure or indeterminate criteria.  In the mITT population, clinical success at the PTE was achieved in 86.1% of omadacycline subjects and in 83.6% of linezolid subjects in the IV-to-oral study (OASIS-1) and in 84.2% of omadacycline subjects and in 80.8% of linezolid subjects in the oral-only study (OASIS-2). The corresponding efficacy results for the CE population were 96.3% of omadacycline subjects and 93.5% of linezolid subjects in the IV-to-oral study (OASIS-1) and 97.9% of omadacycline subjects and 95.5% of linezolid subjects in the oral-only study (OASIS-2).

In a single pivotal Phase 3 study in CABP (OPTIC), omadacycline successfully met the primary endpoint for FDA by demonstrating statistical non-inferiority based upon the ECR assessment at 72 to 120 hours after the first dose of study medication in the intent‑to‑treat, or ITT, population.  Clinical success at the ECR assessment, defined as survival and improvement in at least two of four symptoms (cough, sputum production, pleuritic chest pain, dyspnea) without deterioration in any of the symptoms, was achieved in 81.1% of omadacycline subjects and in 82.7% of moxifloxacin subjects.

In a single pivotal Phase 3 study in CABP (OPTIC), omadacycline also successfully met the primary endpoint for EMA by demonstrating statistical non-inferiority based upon clinical success, as assessed by the investigator at the PTE visit in both the ITT and CE populations.  Clinical success was achieved in 87.6% of omadacycline subjects and in 85.1% of moxifloxacin subjects in the ITT population and in 92.9% of omadacycline subjects and in 90.4% of moxifloxacin subjects in the CE population.

Across the entire Phase 3 pivotal study program, we have observed the following selected adverse events with the following incidence ranges: nausea (2.4% to 30.2%), vomiting (2.6% to 16.8%), headache (2.1% to 3.5%), alanine aminotransferase, or ALT, increased (2.8% to 5.2%), aspartate transaminase, or AST, increased (2.1% to 4.6%), and diarrhea (1.0% to 4.1%).  Importantly, we have not had any reported cases of clostridium difficile colitis or infection in patients treated with omadacycline in the entire safety database to date.

In May 2016, we initiated our first oral-only and IV-to-oral study of omadacycline dosed for five days in a Phase 1b clinical study in patients with a UTI. This Phase 1b UTI study was completed.  Data from this study showed that omadacycline achieved proof of principle, by demonstrating high concentration levels of omadacycline in urine, across IV-to-oral and oral-only dosing regimens.  In September 2017, we announced that omadacycline has been granted an additional QIDP designation by the FDA for the treatment of uncomplicated urinary tract infections, or uUTI, for both the oral and the intravenous formulations. The QIDP designation, which is designed to speed the development of novel antibiotics for the treatment of pathogens with the potential to pose a serious threat to public health, provides an opportunity for more frequent interactions with the FDA, and a priority review of the supplemental new drug application for omadacycline in uUTI once submitted. We plan on initiating a Phase 2 UTI program, which consists of two studies, one in uUTI and one cUTI study.  The Phase 2 UTI program will initiate as early as December 2017.

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

In April 2017, Paratek Bermuda Ltd., a wholly-owned subsidiary of Paratek Pharmaceuticals, Inc., and Zai Lab (Shanghai) Co., Ltd., or Zai, entered into a License and Collaboration Agreement, or the Zai Collaboration Agreement. Under the terms of the Zai Collaboration Agreement, the Company granted Zai an exclusive license to develop, manufacture and commercialize omadacycline in the People’s Republic of China, Hong Kong, Macau and Taiwan, or the territory, for all human therapeutic and preventative uses, other than biodefense. Zai will be responsible for the development, manufacturing and commercialization of the licensed product in the territory, at its sole cost with certain assistance from the Company. Under the terms of the Zai Collaboration Agreement, Paratek Bermuda Ltd. earned an upfront, nonrefundable license payment of $7.5 million during the nine months ended September 30, 2017.

We have incurred significant losses since our inception in 1996. Our accumulated deficit at September 30, 2017 was $448.2 million and our net loss for the nine months ended September 30, 2017 was $67.2 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Recent Financing Activities

In October 2015 and February 2017, we entered into Controlled Equity OfferingSM Sales Agreements, or the 2015 Sales Agreement and 2017 Sales Agreement, respectively, and collectively, the Sales Agreements, with Cantor Fitzgerald & Co., or Cantor, under which we could, at our discretion, from time to time sell shares of our common stock, with a sales value of up to $50 million under each Sales Agreement through Cantor. We provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. We received $36.9 million in proceeds, after deducting commissions of $1.1 million, from the sale of 2,326,119 shares of common stock under the 2015 Sales Agreement during the nine months ended September 30, 2017. We received an additional $45.9 million in proceeds, after deducting commissions of $1.4 million, from the sale of 2,006,007 shares of common stock, as of November 1, 2017, under the 2017 Sales Agreement. As of November 1, 2017, $2.7 million remain available for sale under the 2017 Sales Agreement.

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

License revenue represents upfront fees and milestone payments received in connection with our Collaboration Agreements. Royalty revenue represents fifty percent of Intermezzo royalty income received pursuant to the royalty sharing agreement, or the Royalty Sharing Agreement, entered into by us in October 2016 with the Special Committee of our Board of Directors.

Research and Development Expense

Research and development expenses consisted primarily of costs directly incurred by us for the development of our product candidates, which include:

●	expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites that conduct our clinical trials;
●	the cost of acquiring and manufacturing preclinical and clinical study materials and developing manufacturing processes;
●	direct employee-related expenses, including salaries, benefits, travel and stock-based compensation expense of our research and development personnel;
●	allocated facilities, depreciation, and other expenses, which include rent and maintenance of facilities, insurance and other supplies; and
●	costs associated with preclinical activities and regulatory compliance.

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

We are using available cash, cash equivalents, and marketable securities on hand and borrowings under our Loan Agreement (as defined below), as amended, with Hercules (as defined below) to complete our clinical studies of omadacycline as well as activities required to support an NDA submission for omadacycline for the treatment of ABSSSI and CABP, the manufacture of validation batches and commercial supply, to build our commercial and medical affairs teams, and for working capital and other general corporate purposes.

We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for omadacycline and other projects during the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Omadacycline costs	$7,982	$14,362	$32,087	$55,028
Other research and development costs	4,130	2,972	13,760	8,729
Total	$12,112	$17,334	$45,847	$63,757

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

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

	Three Months Ended September 30,
(in thousands)	2017	2016	$ Change
License and royalty revenue	$12	$—	$12
Operating expenses:
Research and development	12,112	17,334	(5,222)
General and administrative	8,219	5,949	2,270
Changes in fair value of contingent consideration	(22)	(170)	148
Total operating expenses	20,309	23,113	(2,804)
Loss from operations	(20,297)	(23,113)	2,816
Other income and expenses:
Interest expense	(1,408)	(820)	(588)
Interest income	389	309	80
Other loss, net	(8)	(4)	(4)
Net Loss	$(21,324)	$(23,628)	$2,304

Research and Development Expense

Research and development expenses were $12.1 million for the three months ended September 30, 2017 compared to $17.3 million for the same period in 2016. The decrease was driven primarily by lower clinical study costs associated with the completion of our Phase 3 program for omadacycline.

We anticipate that our research and development expenses will increase in future periods as a result of our Phase 2 UTI program, payment of prescription drug user fees associated with our NDA submissions, manufacturing of validation batches of omadacycline and expansion of our medical affairs team prior to launch.

General and Administrative Expense

General and administrative expenses were $8.2 million for the three months ended September 30, 2017 compared to $5.9 million for the same period in 2016. The increase was driven primarily by higher employee compensation costs as we continue to expand our team and engage in pre-commercial activities.

We anticipate that our general and administrative expenses will increase in future periods as we expand our pre-commercialization efforts.

Changes in Fair Value of Contingent Obligations

During the three months ended September 30, 2017 and 2016, we recorded a $22,000 decrease and $0.2 million decrease, respectively, in the fair value of our contingent obligation to former Transcept stockholders. The decrease in the fair value of our contingent obligation for the three months ended September 30, 2017 and 2016 reflects a corresponding decline in projected Intermezzo sales.

Other Income and Expenses

Interest expense for the three months ended September 30, 2017 represents interest incurred on the Loan Agreement, as amended, of $1.4 million. Interest income for the three months ended September 30, 2017 represents interest earned on our money market funds and marketable securities of $0.4 million. Interest expense for the three months ended September 30, 2016 represented interest incurred on the Loan Agreement of $0.6 million and the net amortization of our marketable securities of $0.2 million. Interest income for the three months ended September 30, 2016 represents interest earned on our money market funds and marketable securities of $0.3 million.

Results of Operations

Comparison of the nine months ended September 30, 2017 and 2016

	Nine Months Ended September 30,
(in thousands)	2017	2016	$ Change
License and royalty revenue	$7,544	$—	$7,544
Operating expenses:
Research and development	45,847	63,757	(17,910)
General and administrative	25,299	19,896	5,403
Impairment of intangible asset	682	—	682
Changes in fair value of contingent consideration	(571)	(50)	(521)
Total operating expenses	71,257	83,603	(12,346)
Loss from operations	(63,713)	(83,603)	19,890
Other income and expenses:
Interest expense	(3,666)	(2,368)	(1,298)
Interest income	979	788	191
Other loss, net	(23)	1	(24)
Loss before income taxes	$(66,423)	$(85,182)	$18,759
Provision for income taxes	753	—	753
Net Loss	$(67,176)	$(85,182)	$18,006

Revenue

During the nine months ended September 30, 2017, we recognized revenue of $7.5 million under the Zai Collaboration Agreement, which represents the upfront license payment. Revenue also represents fifty percent of net royalties received pursuant to the Intermezzo Royalty Sharing Agreement entered into in October 2016. We did not earn revenue during the nine months ended September 30, 2016.

Research and Development Expense

Research and development expenses were $45.8 million for the nine months ended September 30, 2017 compared to $63.8 million for the same period in 2016. The decrease was driven primarily by lower clinical study costs associated with the completion of our Phase 3 program for omadacycline. The decrease is also attributable to reduced manufacturing production costs for omadacycline since fewer production runs fell within the nine months ended September 30, 2017 compared to the same period in prior year.

General and Administrative Expense

General and administrative expenses were $25.3 million for the nine months ended September 30, 2017 compared to $19.9 million for the same period in 2016. The increase was driven primarily by higher employee compensation costs as we continue to expand our team and engage in pre-commercial activities.

Impairment of Intangible Assets

We recorded an impairment charge of $0.7 million during the nine months ended September 30, 2017. No such impairment was recorded during the nine months ended September 30, 2016. The impairment charge was recorded in connection with an expected decline in Intermezzo sales.

Changes in Fair Value of Contingent Obligations

During the nine months ended September 30, 2017 and 2016, we recorded a $0.6 million decrease and $0.1 million decrease, respectively, in the fair value of our contingent obligation to former Transcept stockholders. The decrease in the fair value of our contingent obligation for the nine months ended September 30, 2017 and 2016 reflects a corresponding decline in projected Intermezzo sales.

Other Income and Expenses

Interest expense for the nine months ended September 30, 2017 represents interest incurred on the Loan Agreement, as amended, of $3.5 million and the net amortization of our marketable securities of $0.2 million. Interest income for the nine months ended September 30, 2017 represents interest earned on our money market funds and marketable securities of $1.0 million. Interest expense for the nine months ended September 30, 2016 represents interest incurred on the Term Loan entered into with Hercules on September 30, 2015 of $1.9 million and the net amortization of our marketable securities of $0.4 million. Interest income for the nine months ended September 30, 2016 represents interest earned on our money market funds and marketable securities of $0.8 million.

Provision for Income Taxes

Provision for income taxes for the nine months ended September 30, 2017 represents China withholding taxes on the upfront license payment we received under the Zai Collaboration Agreement. We recorded no provision for income taxes for the nine months ended September 30, 2016.

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

On September 30, 2015, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P., together, Hercules, and certain other lenders and Hercules Technology Growth Capital, Inc. (as agent). We executed three amendments to the Loan Agreement subsequent to September 30, 2015, providing access to term loans with an aggregate principal amount of up to $60.0 million. As of September 30, 2017, we have drawn down on $50.0 million of the $60.0 million available to us. An additional $10.0 million tranche is available at our option through December 15, 2017. The last amendment executed during the quarter ended June 30, 2017 extended the date on which we are required to begin making monthly principal installments from January 1, 2019 to January 1, 2020, subject to our receipt of marketing approval for our lead product candidate, omadacycline, or the Interest Only Period Extension Event.  Beginning on January 1, 2019, or, if we achieve the Interest Only Period Extension Event, January 1, 2020, we will make payments in equal monthly installments of principal and interest, with the balance of outstanding loans due on the original maturity date of the Loan Agreement. To date, we have issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P., a warrant to purchase 16,346 shares of our common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share and a warrant to purchase 18,574 shares of our common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per share. We also have issued a warrant to Hercules Capital, Inc. that is exercisable for an aggregate of 5,374 shares of common stock at an exercise price of $23.26 per share.

In October 2015 and February 2017, we entered into the 2015 Sales Agreement and 2017 Sales Agreement, respectively, with Cantor, under which we could, at our discretion, from time to time sell shares of our common stock, with a sales value of up to $50 million under each Sales Agreement through Cantor. We provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings,” as defined in Rule 415 under the Securities Act of 1933, as amended. We received $36.9 million in proceeds, after deducting commissions of $1.1 million, from the sale of 2,326,119 shares of common stock under the 2015 Sales Agreement during the nine months ended September 30, 2017. We received an additional $45.9 million in proceeds, after deducting commissions of $1.4 million, from the sale of 2,006,007 shares of common stock, as of November 1, 2017, under the 2017 Sales Agreement. As of November1, 2017, $2.7 million remain available for sale under the 2017 Sales Agreement.

We have used and we intend to continue to use the net proceeds from the above-described offerings, as well as the Loan Agreement, as amended, and anticipated regulatory and commercial milestone payments from our collaborations with Allergan and Zai, together with our existing capital resources, to complete our clinical studies of omadacycline as well as activities required to support an NDA submission for omadacycline for the treatment of ABSSSI and CABP, the manufacture of validation batches and commercial supply, to build our commercial and medical affairs teams, and for working capital and other general corporate purposes.

As of September 30, 2017, we had cash, cash equivalents and marketable securities of $163.4 million.

The following table summarizes our cash provided by and used in operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
(in thousands)	2017	2016
Net cash used in operating activities	$(56,189)	$(69,867)
Net cash used in investing activities	$(56,116)	$(69,795)
Net cash provided by financing activities	$92,338	$61,298

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2017 of $56.2 million is primarily the result of our $67.2 million net loss, a $4.6 million net decrease in other current liabilities and a $0.6 million decrease in contingent obligations to former Transcept stockholders. This is offset by $15.0 million in non-cash items, including $14.0 million in depreciation, amortization and stock-based compensation expense and a $0.7 million impairment charge on our intangible asset. Cash used in operating activities for the nine months ended September 30, 2016 of $69.9 million is primarily the result of our $85.2 million net loss offset in part by a $1.5 million increase in accounts payable and accrued expenses, and a decrease of $4.3 million in prepaid expenses mainly associated with the clinical development of omadacycline. The remainder is the net impact of $9.8 million in non-cash items, including $9.7 million in depreciation, amortization and stock-based compensation expense, $0.2 million in non-cash interest expense, a $0.1 million decrease in contingent obligations to former Transcept stockholders offset by $0.1 million of interest earned on our marketable securities.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2017 consisted of $149.4 million investment in short-term marketable securities (U.S. treasury and government agency securities) offset by proceeds from maturities of marketable securities of $93.8 million. We also purchased $1.2 million of fixed assets for our new offices in Boston and King of Prussia and received a refund for an existing letter of credit of $0.8 million. During the nine months ended September 30, 2016, we invested $93.3 million of our cash in short-term marketable securities (U.S. treasury and government agency securities) partially offset by proceeds by maturities of marketable securities of $25.0 million. The net cash used in investing activities for the nine months ended September 30, 2016 is also the result of an increase in restricted cash primarily representing a letter of credit of $0.8 million.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2017 primarily represents net proceeds of $82.1 million received from the sale of shares of our common stock under the Sales Agreements, $9.9 million drawn under the Third Tranche under the Loan Agreement, as amended, and $0.3 million from the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2016 is the result of net proceeds of $2.0 million received as a result of our sales of shares of common stock under the Sales Agreement, net proceeds of $59.3 million from an underwritten public offering of 4,887,500 shares of common stock in June 2016 and the exercise of stock options.

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

We have not completed development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	conduct additional clinical trials of omadacycline;
•	seek regulatory approvals for omadacycline;
•	establish a sales, marketing and distribution infrastructure and increases to our manufacturing demand and capabilities to commercialize omadacycline; and
•	add personnel to support our product development and planned commercialization efforts.

Based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities, the remaining $10.0 million we may borrow under the Loan Agreement, as amended, and anticipated regulatory and commercial milestone payments from our collaborations with Allergan and Zai will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the unknown extent to which we will enter into collaborations with third parties to participate in the development and commercialization of our product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

There have been no other material changes in our critical accounting policies during the nine months ended September 30, 2017, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017.

Recent Accounting Pronouncements

Refer to Note 16, Recent Accounting Pronouncements, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2017 and the year ended December 31, 2016 we did not engage in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

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

Other than as described above, there have been no other material changes in our contractual obligations and commitments as of September 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Our cash, cash equivalents and investments balance as of September 30, 2017 consisted of cash and cash equivalents, U.S. treasury securities and government agency securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments, although they are available for immediate sale, until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 10% of total liabilities as of September 30, 2017.

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

As of September 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 15, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, as filed with the SEC on May 4, 2017.

Item 6.	Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	October 5, 2015

4.3	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	December 13, 2016

4.4	Warrant, dated as of April 7, 2014 issued to HBM Healthcare Investments (Cayman) Ltd.	Form 10-K	001-36066	10.22	April 2, 2015

4.5	Warrant, dated as of April 18, 2014 issued to K/S Danish BioVenture.	Form 10-K	001-36066	10.23	April 2, 2015

4.6	Warrant, dated as of April 7, 2014 issued to Omega Fund III, L.P.	Form 10-K	001-36066	10.24	April 2, 2015

10.1*+	Employment Agreement, as amended, by and between the Company and Michael F. Bigham dated as of August 4, 2017.

10.2*+	Employment Agreement, as amended, by and between the Company and William M. Haskel dated as of August 4, 2017.

10.3*+	Employment Agreement, as amended, by and between the Company and Evan Loh, M.D. dated as of August 4, 2017.

10.4*+	Employment Agreement, as amended, by and between the Company and Douglas W. Pagán dated as of August 4, 2017.

10.5*+	Employment Agreement, as amended, by and between the Company and Adam Woodrow dated as of August 4, 2017.

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of November, 2017.

Paratek Pharmaceuticals, Inc.

By:	/s/ Michael F. Bigham
Michael F. Bigham
Chairman and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Douglas W. Pagán
Douglas W. Pagán
Chief Financial Officer (Principal Financial and Accounting Officer)