Form 10-K
period 2017-12-31
Paratek Pharmaceuticals, Inc.
filed 2018-03-06
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s second fiscal quarter was: $600,690,355.

As of February 28, 2018 there were 31,443,149 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2017 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. Paratek Pharmaceuticals, Inc. intends that such statements be protected by the safe harbor created thereby. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	The timing, scope and anticipated initiation, enrollment and completion of our ongoing and planned clinical trials and any other future clinical trials that we or our development partners may conduct
•	the plans, strategies and objectives of management for future operations
•	proposed new products or developments;
•	future economic conditions or performance;
•	the therapeutic and commercial potential of our product candidates;
•	the timing of regulatory discussions and submissions, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
•	our ability to establish and maintain potential new collaborative, partnering or other strategic arrangements for the development and commercialization of our product candidates;
•	the anticipated progress of our clinical programs, including whether our ongoing clinical trials will achieve clinically relevant results;
•	our ability to obtain regulatory approvals of our product candidates and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
•	our ability to market, commercialize and achieve market acceptance for our product candidates, if approved;
•	our ability to timely manufacture conforming products;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing, and our ability to obtain additional financing; and
•	our projected financial performance.

Forward-looking statements are neither historical facts nor assurances of future performance. . These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, time frames or achievements to be materially different from the information set forth in these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. We discuss many of these risks in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Any of the events anticipated by the forward-looking statements may not occur or, if any of them do, the impact they will have on our business, results of operations and financial condition is uncertain. We hereby qualify all of our forward-looking statements by these cautionary statements.

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

Omadacycline

If approved, omadacycline will be the first in a new class of aminomethylcycline antibiotics. Omadacycline is a broad-spectrum, well-tolerated once-daily oral and intravenous, or IV, antibiotic. We believe that omadacycline has the potential to become the primary antibiotic choice of physicians for use as a broad-spectrum monotherapy antibiotic for acute bacterial skin and skin structure infections, or ABSSSI, community-acquired bacterial pneumonia, or CABP, urinary tract infection, or UTI, and other serious community-acquired bacterial infections, where resistance is of concern. We believe omadacycline, if approved, will be used in the emergency room, hospital and community care settings. We have designed omadacycline to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad-spectrum antibacterial activity, oral and IV formulations with once-daily dosing, no dosing adjustments for patients on concomitant medications and a generally safe and well tolerated profile.

In the fall of 2013, the U.S. Food and Drug Administration, or the FDA, agreed to the design of our omadacycline Phase 3 studies for ABSSSI and CABP through the Special Protocol Assessment, or SPA, process. In addition, the FDA confirmed that positive data from the individual studies for ABSSSI and CABP would be sufficient to support approval of omadacycline for each indication and for both oral and IV formulations in the United States.  In addition to Qualified Infectious Disease Product, or QIDP, designation, on November 4, 2015, the FDA granted Fast Track designation for the development of omadacycline in ABSSSI, CABP, and complicated urinary tract infections, or  complicated UTI. Fast Track designation facilitates the development, and expedites the review of drugs that treat serious or life-threatening conditions and that fill an unmet medical need. In February 2016, we reached agreement with the FDA on the terms of the omadacycline pediatric program associated with the Pediatric Research Equity Act, or

PREA. The FDA has granted Paratek a waiver for conducting studies with omadacycline in children less than eight years old due to the risk of teeth discoloration, a known class effect of tetracyclines.  In addition, the FDA has granted a deferral on conducting studies in children eight years and older until safety and efficacy is established in adults. In May 2016, we received confirmation from the FDA that the oral-only ABSSSI study design was acceptable and consistent with the currently posted guidance for the industry.   In September 2017, both the oral and IV formations of omadacycline were granted an additional QIDP designation by the FDA for the treatment of uncomplicated urinary tract infection, or uncomplicated UTI.

To date, we have conducted more than 20 Phase 1 studies of omadacycline to characterize the effects of the drug on humans including how it is absorbed, metabolized, and excreted. These Phase 1 studies also included evaluation in special populations like hepatic and renal failure patients. We have also conducted and completed three successful Phase 3 clinical studies. Our first two Phase 3 clinical studies were for the treatment of ABSSSI (OASIS-1) and CABP (OPTIC). Both studies utilized initiation of IV therapy with transitions to oral-based treatment on clinical response. Our third Phase 3 clinical study (OASIS-2) was an oral-only administration of omadacycline in ABSSSI compared to oral-only linezolid. All three Phase 3 clinical studies resulted in omadacycline demonstrating positive efficacy results and a generally safe and well tolerated profile. We plan to include these clinical data in the Market Authorization Applications, or MAA, submission to the European Medicines Agency, or the EMA, which we plan to submit in the second half of 2018. We are working to schedule a date in the second quarter of 2018 to meet with our rapporteurs and the EMA as the last regulatory interaction step before the MAA filing.

Scientific advice received through the centralized procedure in Europe confirmed general agreement on the design and choice of comparators of the Phase 3 clinical program for ABSSSI and CABP and noted that approval based on a single study in each indication could be possible but would be subject to more stringent statistical standards than MAA programs that conduct two pivotal Phase 3 studies per indication. We believe that the inclusion of the second Phase 3 oral-only study in ABSSSI strengthens the data package for submission of an MAA filing for approval in European Union, or EU.

In February 2018, we completed our New Drug Application, or NDA, submissions to the FDA. The NDAs included all the data from the clinical program described above. We anticipate, based on our experience with the FDA, that the applications will be accepted in early April 2018.  The FDA review process includes a 60-day evaluation to accept applications for filing.  That acceptance will start the final review period of our applications and set the final Prescription Drug User Fee Act, or PDUFA, action date.  Assuming a priority review designation, we expect our PDUFA action date to be set eight months from the completed submission, in early October 2018.

In October 2016, we announced that we entered into a Cooperative Research and Development Agreement with the U.S. Army Medical Research Institute of Infectious Diseases to study omadacycline against pathogenic agents causing infectious diseases of public health and biodefense importance. These studies are designed to confirm humanized dosing regimens of omadacycline in order to study the efficacy of omadacycline against biodefense pathogens, including Yersinia pestis, or plague, and Bacillus anthracis, or anthrax. Funding support for the trial has been made available through the Defense Threat Reduction Agency, or DTRA/ Joint Science and Technology Office and Joint Program Executive Office for Chemical and Biological Defense / Joint Project Manager Medical Countermeasure Systems / BioDefense Therapeutics.

Sarecycline

Our second antibacterial product candidate, sarecycline, also known as Seysara™ in the U.S, is a new, once-daily, tetracycline-derived compound designed for use in the treatment of acne and rosacea. We believe that, based upon the data generated to-date, sarecycline possesses favorable anti-inflammatory activity, plus narrow-spectrum antibacterial activity relative to other tetracycline-derived molecules, oral bioavailability, does not cross the blood-brain barrier, and favorable pharmacokinetic properties that we believe make it particularly well-suited for the treatment of inflammatory acne in the community setting. We have exclusively licensed U.S. development and commercialization rights to sarecycline for the treatment of acne to Allergan plc, or Allergan, while retaining development and commercialization rights in the rest of the world.

In March 2017, Allergan announced that two Phase 3 studies of sarecycline for the treatment of moderate to severe acne vulgaris met their 12-week primary efficacy endpoints. In addition, a nine-month long-term safety extension study was completed. The safety results from the long-term study are generally consistent with results from the two 12-week studies. Based on these clinical data, Allergan submitted an NDA to the FDA, which was accepted in December 2017, for the treatment of moderate to severe acne. As a result, we earned a $5.0 million milestone payment from Allergan under the terms of our collaboration for the development of Seysara™ for the treatment of moderate to severe acne, which became payable upon the FDA’s acceptance of Allergan’s NDA for Seysara™. We received the milestone payment in January 2018. Allergan plans to commercialize Seysara™ in the U.S. Paratek retains all ex-U.S. rights to sarecycline. We are anticipating the FDA’s decision on approval of sarecycline in the second half of 2018.

Allergan currently also holds a non-exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States. There are currently no clinical trials with sarecycline in rosacea underway.

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

The Antibiotics Market and Limitations of Current Therapies

Physicians commonly prescribe antibiotics to treat patients with acute and chronic infectious diseases that are either known, or presumed, to be caused by bacteria. The World Health Organization has identified the development of worldwide resistance to currently available antibacterial agents as being one of the three greatest threats to human health in this decade. In a press release announcing the release of a study titled “Hospital and Societal Costs of Antimicrobial Resistant Infections in a Chicago Teaching Hospital: Implications for Antibiotic Stewardship,” it was estimated that antibiotic-resistant infections cost the U.S. healthcare system in excess of $20 billion annually. In addition, these infections result in more than $35 billion in societal costs and more than 8 million additional days spent in the hospital. Historically, the majority of life-threatening infections resulting from antibiotic-resistant bacteria were acquired in the hospital setting. According to AMR data from 2015 projected to 2028, approximately 6.7 million antibiotic treated events occur annually in the two combined indications of ABSSSI and CABP in U.S. hospitals. Furthermore, research conducted by Paratek suggests that in these same indications of ABSSSI and CABP there are approximately 890 thousand patients treated in U.S hospitals who fail to respond or are intolerant to the existing generic options. Paratek estimates this could yield approximately $2.6 billion in potential sales by 2028. In the U.S. community setting, IMS NDTI data (2014-2015) projected to 2028 suggests there are approximately 23.7 million prescriptions for ABSSSI and CABP. Additionally, research conducted by Paratek suggests that approximately 2.1 million patients fail to respond or are intolerant to the existing oral generics in the U.S. community setting. Paratek estimates this could yield approximately $5.4 billion in potential sales by 2028. The emergence of multi-drug resistant pathogens, coupled with limitations in terms of intolerance to existing generic options, emphasizes the need for novel agents capable of overcoming antibiotic resistance.

Bacteria are often broadly classified as gram-positive bacteria, including antibiotic-resistant bacteria such as methicillin-resistant Staphylococcus aureus, or MRSA, and multi-drug resistant Streptococcus pneumoniae, or MDR-SP; gram-negative bacteria, including antibiotic-resistant bacteria such as extended-spectrum beta-lactamases, or ESBL, producing Enterobacteriaceae; atypical bacteria, including Chlamydophila pneumoniae and Legionella pneumophila; and anaerobic bacteria, including Bacteroides and Clostridia. Antibiotics that are active against both gram-positive and gram-negative bacteria are referred to as “broad-spectrum,” while antibiotics that are active only against a select subset of gram-positive or gram-negative bacteria are referred to as “narrow spectrum”. Today, because many of the currently prescribed antibiotics that have activity against resistant organisms typically are “narrow spectrum,” they cannot be used as an empiric monotherapy treatment of serious infections where gram-negative, atypical or anaerobic bacteria may also be involved. Empiric monotherapy refers to the use of a single, antibacterial agent to begin treatment of an infection before the specific pathogen causing the infection has been identified. We believe omadacycline, if approved, will be used in the emergency room, hospital and community care settings.  Based on studies published by the Cleveland Clinic Foundation, the National Institutes of Health, or NIH, and American Academy of Family Physicians, rates of infections involving organisms other than gram-positive bacteria have been found to be as much as 15% in ABSSSI, up to 40% in CABP and 70% to 90% in UTI.

When a patient goes to the emergency room or hospital for treatment of a serious infection, the physician’s selection of which IV antibiotic to use is often based on the severity of infection, the pathogen(s) believed most likely to be involved and the probability of a resistant pathogen(s) being present. After initial IV therapy and once the infection begins to respond to treatment, hospitals and physicians face strong pressures to discharge patients from the hospital to reduce costs, limit hospital-acquired infections and improve the patient’s quality of life. In order to transition patients out of the hospital and home to complete the course of therapy, physicians typically prefer to have the option to prescribe a bioequivalent oral formulation of the same antibiotic.

Antibiotics used to treat ABSSSI, CABP, UTI and other serious, community-acquired bacterial infections must satisfy a wide range of criteria on a cost-effective basis. For example, we believe that existing treatment options for ABSSSI, including vancomycin, linezolid, daptomycin, piperacillin tazobactam, oritavancin, dalbavancin, tigecycline and delafloxacin; for CABP, including levofloxacin, moxifloxacin, azithromycin, ceftriaxone, clarithromycin, ceftaroline and tigecycline; and for UTI, including levofloxacin, ciprofloxacin, and trimethoprim/sulfamethoxazole, have one or more of the following significant limitations:

•

Limited spectrum of antibacterial activity. Since it may take as long as 48 to 72 hours to identify the pathogen(s) causing an infection and most of the currently available options that cover resistant pathogens are narrow-spectrum treatments, physicians frequently prescribe two or more antibiotics to treat a broad-spectrum of potential pathogens. For example, vancomycin, linezolid and daptomycin, the most frequently prescribed treatments for certain serious bacterial skin infections, are narrow-spectrum treatments active only against gram-positive bacteria. The currently available treatment with a more appropriate spectrum for use as a monotherapy against serious and antibiotic-resistant bacterial infections is tigecycline, but it has other significant limitations, most notably dose limiting tolerability of nausea and vomiting.

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

•

Safety/tolerability concerns and side effects. Concerns about antibiotic safety and tolerability are among the leading reasons why patients stop treatment and fail therapy. The most commonly used antibiotics, such as vancomycin, linezolid, daptomycin, levofloxacin, moxifloxacin, azithromycin, piperacillin/tazobactam and tigecycline, are associated with safety and tolerability concerns. For example, vancomycin, which requires frequent therapeutic monitoring of blood levels and corresponding dose adjustments, is associated with allergic reactions and can cause kidney damage, loss of balance, loss of hearing, vomiting and nausea in certain patients. Linezolid is associated with bone marrow suppression and loss of vision and should not be taken by patients who are also on many commonly prescribed anti-depressants, such as monoamine oxidase inhibitors and serotonin reuptake inhibitors. Daptomycin has been associated with a reduction of efficacy in patients with moderate renal insufficiency and has a side effect profile that includes muscle damage. Piperacillin/tazobactam is not used in patients with beta-lactam (penicillin) allergy while tigecycline is associated with tolerability concerns because of nausea and vomiting. Levofloxacin and moxifloxacin are associated with tendon rupture and peripheral neuropathy. In July 2016, the FDA approved changes to the labels of fluoroquinolone antibacterial drugs for systemic use (i.e., taken by mouth or by injection), stating “These medicines are associated with disabling and potentially permanent side effects of the tendons, muscles, joints, nerves, and central nervous system that can occur together in the same patient. As a result, the FDA revised the Boxed Warning, FDA’s strongest warning, to address these serious safety issues. They also added a new warning and updated other parts of the drug label, including the patient Medication Guide. Additionally, a May 2012 article in the New England Journal of Medicine indicated that a small number of patients treated with azithromycin and quinolones, such as levofloxacin or moxifloxacin, may experience sudden death due to cardiac arrhythmia, which is often predicted by a prolongation of the corrected QT interval, or QTc. The FDA issued a Drug Safety Communication on March 12, 2013 titled “Azithromycin (Zithromax or Zmax) and the risk of potentially fatal heart rhythms,” and the azithromycin drug label warnings were strengthened to address this concern.

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

Attributes of Omadacycline as a Product Candidate

•

Equivalent Once-daily oral and IV formulations to support transition therapy. We have studied once-daily IV and oral formulations of omadacycline in approximately 1,900 subjects to-date across multiple Phase 1, Phase 2 and Phase 3 clinical trials. The equivalent exposures of the IV and oral formulations permit transition therapy, which could allow patients to start treatment on the IV formulation in the hospital setting then “transition” to the oral formulation of the same bioequivalent antibacterial agent once the infection is responding enabling the patient to be released from the hospital to complete the full course of therapy at home. We believe that transition therapy has the potential to avoid the concerns that can accompany switching from an IV agent to a different class of oral antibiotic and to facilitate the continuance of curative therapy at home.

•

Broad-spectrum of antibacterial activity. Omadacycline has demonstrated in vitro activity against all common pathogens found in ABSSSI, such as Staphylococcus aureus, including MRSA, Streptococci (including Group A Streptococci), anaerobic pathogens and many gram-negative organisms. Omadacycline is also active in vitro against the key pathogens found in CABP, such as Streptococcus pneumoniae, including MDR-SP, Staphylococcus aureus, Haemophilus influenzae and atypical bacteria, including Legionella pneumophila. On the basis of the in vitro spectrum of activity demonstrated by omadacycline against a range of pathogens in our pre-clinical testing, we believe omadacycline has the in vitro spectrum of coverage needed to potentially become the primary antibiotic choice of physicians and serve as an empiric monotherapy option for ABSSSI, CABP, UTI and other serious, community-acquired bacterial infections where resistance is of concern, if approved by the FDA.

•

Generally safe and well tolerated profile. To date, we have observed omadacycline to be generally well tolerated in studies involving approximately 1,900 subjects. We have conducted a thorough QTc study, as defined by FDA guidance to assess prolongation of QTc, an indicator of cardiac arrhythmia. This study suggests no prolongation of QTc by omadacycline at three times the therapeutic exposure. There have been observations of a transient, self-limited increase in heart rate, primarily in normal healthy volunteer subjects.  These effects appear to be related to peak plasma concentration, or Cmax, and to a specific antagonist effect on the M2 subtype of the muscarinic receptor.  These heart rate changes are not accompanied by changes in blood pressure, nor concurrent complaints of palpitations, shortness of breath nor chest pain.  There have been no Adverse Events, or AEs, of ventricular arrhythmia, QT prolongation, seizures, syncope, or sudden death in the completed studies. Further, in clinical studies, omadacycline does not appear to adversely affect blood cell production, nor does it appear to metabolize in the liver or anywhere else in the body, thus reducing the likelihood of causing drug-to-drug interactions. Additionally, omadacycline has resulted in low rates of diarrhea, and we have not observed confirmed cases of Clostridium difficile infection, which can frequently occur from the use of other classes of broad-spectrum antibiotics such as beta-lactams and quinolones.

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

•

Tissue Penetration Omadacycline appears to penetrate tissues broadly, including lung, muscle, and kidney, thereby achieving high concentrations at the sites of infection. Since omadacycline is eliminated from the body (as unchanged parent compound) via the kidneys and intestine in an expected manner, based on the results of our Phase 1 studies, we believe it may potentially be used in patients with diminished kidney and liver function, without dose adjustment, and may potentially have benefit in patients receiving poly-pharmacy, where drug-drug interactions are of concern. We have completed pre-clinical work evaluating omadacycline for the potential treatment of sinusitis, also known as an acute sinus infection or rhinosinusitis.  In addition, we have completed a proof-of-principle study in females with uncomplicated UTI, given the high percentage of renal elimination and urinary concentrations, omadacycline may have utility as a treatment option for patients with UTI infections.

Completed Omadacycline Clinical Studies

In the two pivotal Phase 3 studies in ABSSSI (OASIS-1 and OASIS-2), omadacycline successfully met the primary endpoint for the FDA by demonstrating statistical non-inferiority based upon the Early Clinical Response, or ECR, assessment at 48 to 72 hours after the first dose of study medication in the modified intent‑to‑treat, or mITT, population (all randomized subjects without a baseline sole gram‑negative causative pathogen). In the same two pivotal Phase 3 studies in ABSSSI, omadacycline also successfully met the primary endpoint for the EMA by demonstrating statistical non-inferiority based upon the investigator’s assessment of clinical outcome at the post therapy evaluation, or PTE, visit (7 to 14 days after the subject’s last day of study therapy), in the mITT and the clinically evaluable, or CE, population (defined as all mITT subjects who received study medication, had a qualifying ABSSSI, an assessment of outcome, and met all other evaluability criteria).  Clinical success at the PTE assessment was based on resolution of the infection such that further antibacterial therapy was not needed, and the subject was alive and did not meet any clinical failure or indeterminate criteria.

Omadacycline OASIS-1 Study Results

Clinical Success at PTE by Baseline Pathogen (OASIS-1)

	Omadacycline (N=228)		Linezolid (N=227)
Baseline Pathogen	N1	Favorable Response n(%)	N1	Favorable Response n(%)
Staphylococcus aureus	156	130(83.3)	151	126(83.4)
MRSA	69	57(82.6)	50	43(86.0)
MSSA	88	74(84.1)	102	84(82.4)
Streptococcus anginosus group	47	36(76.6)	37	26(70.3)
Streptococcus pyogenes	11	8(72.7)	18	16(88.9)
Enterococcus faecalis (VSE)	10	9(90.0)	13	12(92.3)

*	10 or More Isolates for Omadacycline
*	S. anginosus group consists of: S.anginosus, S. intermedius, and S. constellatus.

MRSA, methicillin-resistant Staphylococcus aureus; MSSA, methicillin-susceptible Staphylococcus aureus; VSE, vancomycin-susceptible enterococci.

Omadacycline OASIS-2 Study Results

Clinical Success at PTE by Baseline Pathogen (OASIS-2)

	Omadacycline (n=276)		Linezolid (n=287)
Baseline Pathogen	N	Clinical Success n(%)	N	Clinical Success n(%)
Staphylococcus aureus	220	182(82.7)	233	186(79.8)
MRSA	104	89(85.6)	107	85(79.4)
MSSA	120	97(80.8)	130	103(79.2)
Staphylococcus lugdunensis	5	4(80.0)	0	0
Streptococcus pyogenes	29	20(69.0)	16	9(56.3)
Streptococcus anginosus group	57	49(86.0)	45	33(73.3)
Streptococcus anginosus	27	24(88.9)	20	16(80.0)
Streptococcus intermedius	23	18(78.3)	24	16(66.7)
Streptococcus constellatus	9	8(88.9)	7	5(71.4)
Enterococcus faecalis	8	8(100.0)	12	9(75.0)
VRE	0	0	2	2(100.0)
VSE	7	7(100.0)	10	7(70.0)

In a single pivotal Phase 3 study in CABP (OPTIC), omadacycline successfully met the primary endpoint for the FDA by demonstrating statistical non-inferiority based upon the ECR assessment at 72 to 120 hours after the first dose of study medication in the intent‑to‑treat, or ITT, population.  In the same pivotal Phase 3 study in CABP, omadacycline also successfully met the primary endpoint for the EMA by demonstrating statistical non-inferiority based upon clinical success, as assessed by the investigator at the PTE visit in both the ITT and CE populations.

Omadacycline OPTIC Study Results

Clinical Success at PTE by Baseline Pathogen (OPTIC)

	Omadacycline (N=204)		Moxifloxacin (N=182)
Baseline Pathogen	N	Clinical Success n(%)	N	Clinical Success n(%)
Atypical Pathogens	118	109(92.4)	106	97(91.5)
Mycoplasma pneumoniae	70	66(94.3)	57	50(87.7)
Chlamydophila pneumoniae	28	25(89.3)	28	25(89.3)
Legionella pneumophila	37	35(94.6)	37	36(97.3)
Gram-Negative Bacteria (aerobes)	79	67(84.8)	68	55(80.9)
Haemophilus influenzae	32	26(81.3)	16	16(100.0)
Haemophilus parainfluenzae	18	15(83.3)	17	13(76.5)
Klebsiella pneumoniae	13	10(76.9)	13	11(84.6)
Gram-Positive Bacteria (aerobes)	61	52(85.2)	56	49(87.5)
Streptococcus pneumoniae	43	37(86.0)	34	31(91.2)
PSSP	26	23(88.5)	22	21(95.5)
Macrolide Resistant	10	10(100.0)	5	5(100.0)
Staphylococcus aureus	11	8(72.7)	11	9(81.8)

*	10 or More Isolates for Omadacycline

Overall, omadacycline demonstrated a generally safe and well tolerated profile. The percentage of all subjects from the pivotal Phase 3 studies who had at least 1 Treatment Emergent Adverse Events, or TEAEs, was similar in the omadacycline, linezolid, and moxifloxacin subjects. Gastrointestinal events were the most frequent type of TEAEs across all pools, consistent with the known adverse effect profiles of the tetracycline, oxazolidinone, and fluoroquinolone antibiotic classes. A higher frequency of nausea and vomiting events occurred in the omadacycline group compared to the moxifloxacin and linezolid groups. This was most notable in oral-only OASIS-2 study where higher rates were noted with the loading dose on Days 1 and 2. The most common TEAEs not associated with the disease under study in subjects treated with omadacycline were nausea, vomiting, diarrhea, increased transaminases, and headache.

Most Frequent Treatment Emergent Adverse Events (TEAEs) in the OASIS-1, OASIS-2 and OPTIC studies

	Selected TEAEs Occurring in ≥2% of Patients Receiving Omadacycline in the Pooled Phase 3 CABP and ABSSSI Clinical Trials
	Omadacycline (N=1073)	Linezolid (N=689)	Moxifloxacin (N=388)
Nausea[1]	14.9	8.7	5.4
Vomiting[1]	8.3	3.9	1.5
Diarrhea[2]	2.4	2.9	8.0
Transaminase Elevations Increased	4.3	4.4	5.2
Headache	2.9	3.0	1.3

	Events of Nausea and Vomiting in Phase 3 CABP and ABSSSI Clinical Trials
	CABP IV/Oral		ABSSSI IV/Oral		ABSSSI Oral-Only
	IV	Oral	IV	Oral	Oral (D1 thru D2)	Oral (D3 thru EOT)
Nausea[1]	0.5	2.4	4.3	9.1	25.2	4.1
Vomiting	1.8	1.0	1.2	4.5	12.5	4.1

1

Nearly all events of nausea and vomiting were mild or moderate in severity, resolved, and were not treatment limiting. Only 4 patients (0.4%) discontinued omadacycline treatment for nausea or vomiting.

2	Diarrhea occurred in 2.4% of omadacycline patients and no cases of C. Difficile infection were reported in omadacycline patients.

In Vitro Microbiology Studies

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

Ongoing Omadacycline UTI Program

We conducted a Phase 1b proof-of-principle study last year that provides the evidence to continue to explore the development of omadacycline in UTI. The Phase 1b study results are highlighted below.

Phase 1 Clinical Study to Evaluate the Safety and Pharmacokinetics of Omadacycline in Female Adults with Cystitis (uncomplicated UTI):

Study Design. The primary objectives were to evaluate the urine and plasma concentrations of omadacycline.  The secondary objectives were to evaluate the safety and efficacy of omadacycline in female adults with cystitis.  This study was a randomized (1:1:1), open-label, parallel-designed Phase 1b study evaluating three dosing regimens of omadacycline in the treatment of female adults with cystitis. Following a Screening period of up to 48 hours, eligible subjects were randomly assigned to 1 of 3 groups and received dosing regimens of omadacycline.  Dosing was as follows:

Dose Time	Study Day	Group 1 omadacycline IV Load, Oral Daily	Group 2 omadacycline Oral Load, Oral Daily	Group 3 omadacycline High oral Load, High oral Daily
t = 0 h	1	200 mg iv	300 mg po	450 mg po
t = 12 h	1	—	300 mg po	450 mg po
t = 24 h	2	300 mg po	300 mg po	450 mg po
t = 48 h	3	300 mg po	300 mg po	450 mg po
t = 72 h	4	300 mg po	300 mg po	450 mg po
t = 96 h	5	300 mg po	300 mg po	450 mg po

Study Results. Overall, 31 subjects (11 in Group 1 and 10 in each of Groups 2 and 3) were randomized and received the study drug at three study sites. All but one subject completed the intended five days of study treatment (1 subject in Group 1 withdrew consent). Subjects were females and they ranged in age from 19 to 75 years (mean 42 years overall).  Plasma PK results on Day 1 showed the highest omadacycline exposure following the 200-mg IV dose in Group 1 (geometric mean AUC0-24 15557 h*ng/mL). The Day 1 geometric mean AUC0-12 value for Group 2 was 6152 h*ng/mL (following the first 300 mg po dose) and, for Group 3, the value was 6686 h*ng/mL (following the first 450 mg po dose). By Day 5 the geometric mean AUC0-24 values for Groups 1 and 2 were 9555 h*ng/mL and 12375 h*ng/mL, respectively following 300 mg po doses, and for Group 3 the value was 18693 h*ng/mL following the 450 mg po dose.  At steady state (Day 5), the geometric mean cumulative amount of drug excreted in urine from time t0 to t24 (Ae0-24) values for Groups 1, 2, and 3 were 21.72 mg, 31.46 mg, and 43.60 mg, respectively. Relative to the absorbed amount of omadacycline, this corresponds to geometric mean fraction of the dose excreted unchanged in urine from 0 to 24 hours after dosing (Fe0-24) for Groups 1, 2, and 3 on Day 5 of 20.7%, 30.0%, and 27.7%, respectively. The highest mean omadacycline urine concentration value (65360 ng/mL [65.4 µg/mL]) was observed in Group 1 over 0 to 4 hours after the 200 mg IV dose on Day 1. The mean values across all other intervals/Groups ranged from 11699 to 48117 ng/mL (i.e., 11.7 to 48.1 µg/mL).  The most common TEAEs in all groups were gastrointestinal, most notably nausea (60% to 73% per group) and vomiting (20% to 40% per group), all of which were of mild or moderate intensity. No subjects in the study discontinued study treatment because of these TEAEs. No subjects in this study experienced severe TEAEs or serious adverse events, leading to premature discontinuation of the study drug.

Mean (± SD) Plasma Concentrations of Omadacycline Three  Dose  Levels  on  Days  1 (Left Panel) and 5 (Right Panel)

Mean  (± SD)  Urine Concentrations of Omadacycline Three Dose Levels on Days 1 (Left Panel) and 5 (Right Panel)

Study Conclusions. Omadacycline is partially excreted in urine in adult female subjects with cystitis. With the treatment regimens studied, observed urine concentrations of omadacycline compared favorably with minimum inhibitory concentration values for common UTI pathogens, and a high percentage of subjects achieved clinical success and favorable microbiological response. There was a higher than expected incidence of gastrointestinal, or GI, TEAEs (particularly nausea and vomiting), which contrasts with the notably lower rates of nausea and vomiting observed in other clinical studies using comparable dosing regimens. Omadacycline may be a useful treatment for certain UTIs and warrants evaluation in larger controlled studies, with continued close monitoring of GI tolerability.

Based on the above data results, in December 2017, we initiated sites for the first of two planned Phase 2 clinical studies evaluating omadacycline for the treatment of UTI. The first study will evaluate the efficacy, safety, tolerability and pharmacokinetics of omadacycline in female patients with cystitis, a common uncomplicated UTI. The second study, which we plan to initiate later this year, will evaluate the efficacy, safety, tolerability and pharmacokinetics of omadacycline in patients with acute pyelonephritis, a common complicated UTI. We plan to enroll approximately 200 patients in each study at multiple sites. The results of the Phase 2 UTI program are expected in the second half of 2019.   The following illustration highlights the adaptive design we plan to employ in the cystitis and acute pyelonephritis studies.

Sarecycline

Sarecycline, also known as Seysara™ in the U.S, is a novel, next generation, narrow spectrum tetracycline that we designed specifically for dermatological use. We exclusively licensed the U.S. rights to sarecycline for the treatment of acne to Allergan, who funds all U.S. development costs for this program. In exchange for license rights, we have the right to receive (i) milestone payments upon the achievement of development and regulatory progress; and (ii) a royalty on eventual net sales, if any. We retain development and commercialization rights outside of the United States, which are available for licensing to other partners in key international markets, such as the EU, Japan, the rest of Asia, Canada, and Latin America.

In March 2017, Allergan announced that two Phase 3 studies of sarecycline for the treatment of moderate to severe acne vulgaris met their 12-week primary efficacy endpoints. In addition, a 9-month long-term safety extension study was completed. The safety results from the long-term study are generally consistent with results from the two 12-week studies. Based on these clinical data, Allergan submitted an NDA to the FDA in the fourth quarter of 2017 for the treatment of moderate to severe acne.   Development and regulatory milestones we have earned as a result of Allergan’s progress include a $4.0 million milestone payment for the initiation of the Phase 3 acne vulgaris clinical studies in December 2014 and a $5.0 million milestone payment for acceptance by the FDA of Allergan’s NDA for sarecycline in December 2017, with $12.0 million remaining to be achieved.

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

The most common oral treatments prescribed by dermatologists are generic tetracycline derivatives, which dermatologists widely accept as a therapy for moderate to severe acne. A common side effect associated with the use of any broad-spectrum antibacterial agent is gastrointestinal upset and antibiotic-associated infections caused by the destruction of the normal bacterial flora. In addition, we believe there is a growing concern and awareness of the development of antibiotic-resistant bacteria from the heavy use of broader-spectrum antibiotics, such as these older-generation tetracyclines, when broad-spectrum antibacterial therapy is not necessary.

Similarly, for patients with severe acne, we believe that oral retinoid drugs remain a leading option, but these drugs do carry potentially serious side effects. Therefore, we believe there is an unmet need for an improved narrow spectrum tetracycline.

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

Omadacycline Commercialization Strategy

Assuming approval from regulatory authorities, we currently intend to market omadacycline as an empiric monotherapy that will be commercialized worldwide for the treatment of serious, community-acquired bacterial infections. We retain worldwide commercial rights to omadacycline, with the exception of the People’s Republic of China, Hong Kong, Macau and Taiwan, where we have entered into a collaboration agreement with Zai Lab (Shanghai) Co., Ltd., or Zai.  In the United States and Europe, we continue to reserve the right to either commercialize omadacycline alone, through one or more pharmaceutical companies that have established commercial capabilities, or some combination thereof.

If the FDA approves our NDA for omadacycline on the projected timeline, we anticipate a launch by the first quarter of 2019. In preparation for the commercial launch we are building out our sales and marketing infrastructure, including key hires in marketing, market access, medical affairs, sales management, and compliance. Recently we entered into an arrangement with a third party to provide a contract field sales force of between 80-85 sales representatives with associated training and other services. These representatives will call on approximately 850 hospitals.  In addition, we plan on conducting research for pricing and adoption, as well as conduct payer reimbursement and trade discussions starting after acceptance of our NDAs.

We believe that there is a similar rapidly growing need in other markets throughout the world, including Europe, established Asian markets such as Japan and Korea, and emerging markets, such as Russia, South America and India. We plan to pursue expansion of omadacycline to these markets through collaboration or distribution arrangements

Competition

Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. We believe that our product candidates offer key potential advantages over competitive products that could enable our product candidates, if approved, to capture meaningful market share from our competitors.

If approved by the FDA, omadacycline will compete with other antibiotics in the serious bacterial skin infection market. These include, but are not limited to, vancomycin, marketed as a generic by Abbott Laboratories and others; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; daptomycin, marketed as Cubicin by Merck Pharmaceuticals, Inc. and available as a generic; dalbavancin, approved in May 2014 and marketed as Dalvance by Allergan; tedizolid, marketed as Sivextro by Merck Pharmaceuticals, Inc.; oritavancin, approved in August 2014 and marketed as Orbactiv by Melinta Therapeutics, Inc.; quinupristin/dalfopristin, marketed as Synercid by Pfizer, Inc.; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; telavancin, marketed as Vibativ by Theravance, Inc.; ceftaroline, marketed as Teflaro by Allergan; and generic trimethoprim/sulfamethoxazole and clindamycin.

Further, we expect that product candidates currently in review with the FDA, or in Phase 3 clinical development, or that could enter Phase 3 clinical development in the near future, may represent significant competition if approved. These include, but are not limited to, delafloxacin for CABP, submitted for FDA review in October 2016 by Melinta Therapeutics, Inc.; CG-400549, under development by Crystal Genomics; GSK2140944, under development by GSK; nemonoxacin, under development by TaiGen Biotechnology; avarofloxacin, under development by Allergan; brilacidin, under development by Cellceutix; and radezolid, under development by Melinta Therapeutics, Inc.

If approved by the FDA, omadacycline will also compete with other antibiotics in the community-acquired pneumonia market. These include azithromycin, marketed as Zithromax and Z-PAK by Pfizer Inc. and available as a generic; clarithromycin, marketed as Biaxin by Abbott Laboratories and available as a generic; moxifloxacin, marketed as Avelox by Bayer AG and available as a generic; levofloxacin, marketed as Levaquin by Johnson & Johnson and available as a generic; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; ceftriaxone, marketed as Rocephin by F. Hoffman-La Roche Ltd and available as a generic; and ceftaroline, marketed as Teflaro by Allergan. We are also aware of various drugs that are or may eventually be under development for the treatment of CABP, delafloxacin and radezolid, under development by Melinta Therapeutics; solithromycin, under development by Cempra, Inc.; GSK2140944, under development by GSK; lefamulin, under development by Nabriva Therapeutics; nemanoxacin, under development by TaiGen Biotechnology; and avarofloxacin, under development by Allergan.

A number of competitors exist in the UTI indication. Generic potential competitors include levofloxacin, ciprofloxacin, trimethoprim/sulfamethoxazole, ceftriaxone and amoxicillin/clavulanic acid. Several branded and generic injectable-only antibiotics are also used in hospitals, including imipenem/cilastatin, piperacillin/tazobactam, and gentamicin . A limited number of companies are developing new oral antibiotics for the treatment of UTI infections, finafloxacin by MerLion Pharmaceuticals and sulopenem by Iterum Therapeutics.

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

For omadacycline, the manufacturing process has been refined to commercial scale. The active pharmaceutical ingredient manufacturing process is an efficient three-step synthesis followed by purification and salt formation.  The starting material is minocycline, which is a well characterized generic active ingredient. We have produced stable IV and oral drug product formulations. In 2017, we completed three registration batches each for the IV and oral formulations of omadacycline, which have subsequently been put on stability testing.    We have entered into commercial supply agreements with qualified commercial manufacturers, as described below, that also provided omadacycline for Phase 3 clinical use, and we intend to use these same manufacturers to complete process validation, which has now initiated,  in support of potential market authorization filing, approval and launch.

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

Patheon

In July 2017, we entered into a master manufacturing services agreement and corresponding product agreement with Patheon UK Limited, or Patheon.  The agreements provide for the terms and conditions under which Patheon will manufacture, package and supply to us, omadacycline in injectable form, or the Patheon Products. Under these agreements, we are required to deliver to Patheon the active pharmaceutical ingredient needed to manufacture the Patheon Products. We are obligated to pay a supply price in the six-digit dollar range per batch of the Patheon Products, subject to adjustments as provided in the agreements. If our omadacycline product is approved, we will also be subject to an annual minimum purchase requirement in the six-digit euro range. If we desire for Patheon to conduct additional services other than those expressly set forth in the agreements, those would be subject to additional fees.

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

Research and Development

We have and will continue to make substantial investments in research and development. Our research and development expenses totaled $60.1 million, $83.5 million and $50.8 million in 2017, 2016 and 2015, respectively.

In the ordinary course of business, we enter into agreements with third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical studies and aspects of our research and preclinical testing. These third parties provide project management and monitoring services and regulatory consulting and investigative services.

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

As of December 31, 2017, our patent portfolio of owned or exclusively licensed patents and applications includes 62 issued U.S. patents, 27 pending U.S. patent applications and corresponding foreign national or regional counterpart patents or applications. We expect that the patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other government fees are paid, would expire between 2020 and 2037, excluding any additional terms from patent term adjustments or patent term extensions under the Hatch-Waxman Amendments.

Omadacycline

The patent portfolio for omadacycline is directed to cover compositions of matter, formulations, salts and polymorphs, manufacturing methods, methods of use, dosing regimens, and modes of administration.. The patents and patent applications covering omadacycline include patents and patent applications owned by us. In some corresponding foreign patents and patent applications, omadacycline is covered along with other compounds in patents and patent applications that are owned jointly by us and Tufts University, or Tufts, that are subject to a license agreement we have with Tufts. The issued composition of matter patent in the United States (U.S. Patent No. 7,553,828), if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, is expected to expire in 2023. We believe that an additional term of potentially up to five years for one of our omadacycline patents may result from the patent term extension provision of the Hatch-Waxman Amendments of 1984. Omadacycline has received QIDP designation under the Generating Antibiotic Incentives Now Act, or the GAIN Act. This may provide up to an additional five years of market exclusivity layered with protection provided by the Hatch-Waxman Amendments, which enables exclusivity to 2028. We expect that the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire between 2021 and 2037, excluding any additional terms from patent term adjustments or patent term extensions under the Hatch-Waxman Amendments.

Sarecycline

The patent portfolio for our acne and rosacea program is directed to cover compositions of matter, methods of use, as well as salts and polymorphs of sarecycline. As of December 31, 2017, our patent portfolio includes issued U.S. Patent No. 8,318,706, or the ‘706 Patent, which covers composition of matter of sarecycline and issued U.S. Patent No. 8,513,223, or the ‘223 Patent,, which covers methods of use for sarecycline, and corresponding foreign national or regional counterpart applications. The ‘706 Patent is expected to expire in 2031, and the ‘223 Patent is expected to expire in 2029, if the appropriate maintenance, renewal, annuity or other governmental fees are paid. We may also be entitled to an extension of the patent term for one of the patents covering sarecycline pursuant to the patent term extension provision of the Hatch-Waxman Amendments..

Intermezzo

As of December 31, 2017, our patent portfolio of owned or exclusively licensed patents and applications includes four issued U.S. patents, two pending U.S. patent applications and corresponding foreign national or regional counterpart patents and applications which are directed to formulations and methods of use. The issued U.S. patents expire between 2025 and 2029.

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

Trademarks

We have registered trademarks and service marks or pending trademark and services mark applications in a number of countries for PARATEK, PARATEK & HEXAGON DESIGN, and PARATEK POSITIVE PATIENT STORIES, and other marks which we presently use or may use in connection with our pharmaceutical research and development as well as with our product candidates.  In connection with the ongoing development and advancement of our products and services in the United States and in various international jurisdictions, we routinely seek to create protection for our marks and enhance their value by pursuing trademarks and service marks where available and when appropriate.

Collaborations and License Agreements

Our commercial strategy is to partner with established pharmaceutical companies to develop and market products for the larger community markets, while retaining certain rights to products aimed at concentrated markets, such as hospital-based products, where we may seek to participate in development and commercialization.

Zai Lab (Shanghai) Co., Ltd.

On April 21, 2017, Paratek Bermuda Ltd., a wholly-owned subsidiary of Paratek Pharmaceuticals, Inc., and Zai entered into a License and Collaboration Agreement, or the Zai Collaboration Agreement. Under the terms of the Zai Collaboration Agreement, Paratek Bermuda Ltd. granted Zai an exclusive license to develop, manufacture and commercialize omadacycline, or the licensed product, in the People’s Republic of China, Hong Kong, Macau and Taiwan, or the Zai territory, for all human therapeutic and preventative uses other than biodefense. Zai will be responsible for the development, manufacturing and commercialization of the licensed product in the Zai territory, at its sole cost with certain assistance from Paratek Bermuda Ltd.

Under the terms of the Zai Collaboration Agreement, Paratek Bermuda Ltd. earned an upfront cash payment of $7.5 million, before taxes, and is eligible to receive up to $14.0 million in potential regulatory milestone payments and $40.5 million in potential commercial milestone payments, the next being $5.0 million upon approval by the FDA of an NDA submission in the CABP indication. Zai will also pay Paratek Bermuda Ltd. tiered royalties at a low double digit to mid-teen percent on net sales of the licensed product in the Zai territory.

The Zai Collaboration Agreement will continue, on a region-by-region basis, until the expiration of and payment by Zai of all Zai’s payment obligations, which is until the later of: (i) the abandonment, expiry or final determination of invalidity of the last valid claim within the Paratek patents that covers the licensed product in the region in the Zai territory in the manner that Zai or its affiliates or sublicensees exploit the licensed product or intend for the licensed product to be exploited; or (ii) the eleventh anniversary of the first commercial sale of such licensed product in such region.

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

Under the terms of the Allergan Collaboration Agreement, Allergan is responsible for and is obligated to use commercially reasonable efforts to develop and commercialize tetracycline compounds that are specified in the agreement for the treatment of acne. Allergan failed to elect to advance the development of sarecycline for the treatment of rosacea in accordance with the terms of the agreement so the license granted to Allergan was converted to a non-exclusive license for the treatment of rosacea as of December 2014. We have agreed during the term of the Allergan Collaboration Agreement not to directly or indirectly develop or commercialize any tetracycline compounds in the United States for the treatment of acne and rosacea, and Allergan has agreed during the term of the Allergan Collaboration Agreement not to directly or indirectly develop or commercialize any tetracycline compound included as part of the agreement for any use other than as provided in the agreement.

We earned an upfront fee in the amount of $4.0 million upon the execution of the Allergan Collaboration Agreement, $1.0 million upon filing of an Investigational New Drug Application, or IND, in 2010, and $2.5 million upon initiation of Phase 2 trials in 2012. In December 2014, we also earned $4.0 million upon initiation of Phase 3 trials associated with the Allergan Collaboration Agreement and, in December 2017, we earned a $5.0 million payment for NDA acceptance by the FDA. In addition, Allergan may be required to pay us $12.0 million upon the receipt of commercialization regulatory approval from the FDA. Allergan is also obligated to pay us tiered royalties, ranging from the mid-single digits to the low double digits, based on net sales of tetracycline compounds developed under the Allergan Collaboration Agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term. Allergan’s obligation to pay us royalties for each tetracycline compound it commercializes under the Allergan Collaboration Agreement expires on the later of the expiration of the last to expire patent that covers the tetracycline compound in the United States and the date on which generic drugs that compete with the tetracycline compound reach a certain threshold market share in the United States.

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

Tufts University

In February 1997, we and Tufts entered into a license agreement under which we acquired an exclusive license to certain patent applications and other intellectual property of Tufts related to the drug resistance field to develop and commercialize products for the treatment or prevention of bacterial or microbial diseases or medical conditions in humans or animals or for agriculture. We subsequently entered into eleven amendments to that agreement, or collectively the Tufts License Agreement, to include patent applications filed after the effective date of the original license agreement, to exclusively license additional technology from Tufts, to expand the field of the agreement to include disinfectant applications, and to change the royalty rate and percentage of sublicense income paid by us to Tufts under sublicense agreements with specified sublicensees. We are obligated under the Tufts License Agreement to provide Tufts with annual diligence reports and a business plan and to meet certain other diligence milestones. We have the right to grant sublicenses of the licensed rights to third parties, which will be subject to the prior approval of Tufts unless the proposed sublicensee meets a certain net worth or market capitalization threshold. We are primarily responsible for the preparation, filing, prosecution and maintenance of all patent applications and patents covering the intellectual property licensed under the Tufts License Agreement at our sole expense. We have the first right, but not the obligation, to enforce the licensed intellectual property against infringement by third parties.

We issued Tufts 1,024 shares of our common stock on the date of execution of the original license agreement, and we may be required to make certain payments of up to $0.3 million to Tufts upon the achievement by products developed under the agreement of specified development and regulatory approval milestones. We have already made a payment of $50,000 to Tufts for achieving the first milestone following commencement of the Phase 3 clinical trial for omadacycline and a payment of $100,000 to Tufts for achieving the second milestone following our first marketing application (NDA) submitted in the United States. We are also obligated to pay Tufts a minimum royalty payment in the amount of $25,000 per year. In addition, we are obligated to pay Tufts royalties based on gross sales of products, as defined in the agreement, ranging in the low single digits depending on the applicable field of use for such product sale. If we enter into a sublicense under the Tufts License Agreement, based on the applicable field of use for such product, we will be obligated to pay Tufts (i) a percentage, ranging from 10% to 14% (ten percent to fourteen percent) for compounds other than omadacycline, and a percentage in the single digits for the compound omadacycline, of that portion of any sublicense issue fees or maintenance fees received by us that are reasonably attributable to the sublicense of the rights granted to us under the Tufts License Agreement and (ii) the lesser of (a) a percentage, ranging from the low tens to the high twenties based on the applicable field of use for such product, of the royalty payments made to us by the sublicensee or (b) the amount of royalty payments that would have been paid by us to Tufts if we had sold the products.  We paid a sublicense issue fee in the low six figures to Tufts during the year ended December 31, 2017 upon earning the $7.5 million upfront payment under the Zai Collaboration Agreement.

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

Purdue Pharma L.P.

In July 2009, we and Purdue Pharma L.P., or Purdue Pharma, entered into a collaboration agreement, or the Purdue Collaboration Agreement, which grants an exclusive license to Purdue Pharma to commercialize Intermezzo in the United States and pursuant to which:

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

U.S. Army Medical Research Institute of Infectious Diseases

In October 2016, we announced that we entered into a Cooperative Research and Development Agreement with the U.S. Army Medical Research Institute of Infectious Diseases to study omadacycline against pathogenic agents causing infectious diseases of public health and biodefense importance. These studies are designed to confirm humanized dosing regimens of omadacycline in order to study the efficacy of omadacycline against biodefense pathogens, including Yersinia pestis, or plague, and Bacillus anthracis, or anthrax. Funding support for the trial has been made available through the Defense Threat Reduction Agency, or DTRA/ Joint Science and Technology Office and Joint Program Executive Office for Chemical and Biological Defense / Joint Project Manager Medical Countermeasure Systems / BioDefense Therapeutics.

Past Collaborations

Novartis International Pharmaceutical Ltd.

In September 2009, we and Novartis International Pharmaceutical Ltd., or Novartis, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. We and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, EMA, or any regulatory agency, but only to the extent we had not previously granted such commercialization rights related to omadacycline to another third party as of any such approval. We also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by us in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $3.6 million for the year ended December 31, 2017 and 2016 included within “Other Long-Term Liabilities” on our consolidated balance sheet. There are no other payment obligations to Novartis under the Novartis Agreement or the amended Novartis Letter Agreement.

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

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with cGCP. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol and any amendments must be submitted to the FDA as part of the IND, and progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently in other situations, including the occurrence of serious adverse events. An IRB at each institution participating in the clinical trial must review and approve the protocol and any amendments before a clinical trial commences or continues at that institution, approve the information regarding the clinical trial and the informed consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on their ClinicalTrials.gov website.

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

According to FDA guidance for industry on the SPA agreement process, a sponsor that meets the prerequisites may make a specific request for a SPA and provide information regarding the design and size of the proposed clinical trial. The FDA has a goal of evaluating the protocol within 45 days of the request to assess whether the proposed trial is adequate and that evaluation may result in discussions and a request for additional information. An SPA agreement request must be made before the proposed clinical trial begins, and all open issues must be resolved before the clinical trial begins. If an agreement is reached, it will be documented in writing and made part of the record. The agreement may not be changed by the sponsor or the FDA after the trial begins, except with the documented written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began. Also, if the sponsor makes any unilateral changes to the approved protocol, the agreement will be invalidated. An SPA agreement is intended to provide greater assurance that if the agreed upon clinical trial protocols are followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of NDA approval. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate, and final determinations of approvability will not be made until the FDA completes its review of the entire NDA.

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

Expedited Review and Approval

The FDA has various programs, including Fast Track and priority review, which are intended to expedite or simplify the process for reviewing drugs. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious diseases and fill an unmet medical need. Priority review is designed to give drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists, an expedited review within eight months from the completed submission as compared to a standard review time of twelve months from the completed submission for a standard new molecular entity NDA. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track-designated drug and expedite review of the application for a drug designated for priority review.

The GAIN Act is intended to provide incentives for the development of new QIDPs. A new drug that is designated as a QIDP after a request by the sponsor that is made before an NDA is submitted will be eligible, if approved, for an additional five years of exclusivity beyond any period of exclusivity to which it would have previously been eligible. In addition, a QIDP will receive priority review and qualify for a Fast Track designation. QIDPs are defined as antibacterial or antifungal drugs intended to treat serious or life-threatening infections that are resistant to treatment, or that treat qualifying resistant pathogens identified by the FDA. Examples of pathogens that may be designated as a qualifying pathogen include MRSA, vancomycin-resistant Enterococcus and multi-drug resistant gram-negative bacteria. Omadacycline (both IV and oral formulations) has been designated as a QIDP for complicated UTI, ABSSSI and CABP.

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

Other Healthcare Laws

We may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Furthermore, although we currently have no products approved for commercial sale, we may be subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws if any of our product candidates may in the future receive regulatory and marketing approval. Anti-kickback laws generally prohibit a prescription drug manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under such anti-kickback laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third party payors (including Medicare and Medicaid) that are false or fraudulent. Violations of “fraud and abuse” laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and/or exclusion from federal health care programs (including Medicare and Medicaid).

Laws and regulations have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers with marketed products.  The laws and regulations generally limit financial interactions between manufacturers and health care providers and/or require disclosure to the government of such interactions.  Other laws may also affect the activities of pharmaceutical manufacturers, such as laws that protect the privacy and security of patient information. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, any future activities (if we obtain approval and/or reimbursement from federal healthcare programs for our product candidates) could be subject to the penalty provisions of the pertinent laws and regulations.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the EU, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under EU regulatory systems, a company may submit marketing authorization applications under the centralized, decentralized or mutual recognition procedures, or under the purely national route of approval. The centralized procedure is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases, and designated orphan medicines, and is optional for other medicines that are highly innovative. Under the centralized procedure, a marketing application is submitted to the EMA, where it will be evaluated by the relevant scientific committee, in most cases the Committee for Medicinal Products for Human Use, and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all EU member states and, by extension (after national implementing measures), in Norway, Iceland and Liechtenstein. In general, an initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure allows marketing authorization applications to be submitted simultaneously in two or more EU member states, whereas the mutual recognition procedure must be used if the product has already been authorized in at least one other EU member state.  Both the decentralized and mutual recognition procedures provide for approval by one or more “concerned” member states based on an assessment of an application performed by one-member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must approve the assessment report and related materials, unless they identify a serious risk to public health.  Under the mutual recognition procedure, the concerned member states have the same 90-day period to recognize the marketing authorization in the reference member state.  In either case, concerns about serious risks to public health escalate through the relevant EMA scientific committees, and the disputed points may eventually result in a consensus opinion from the Committee for Medicinal Products for Human Use that is referred to the European Commission, whose decision is binding on all member states.  The purely national procedure results in a marketing authorization in a single EU member state.

In light of the United Kingdom’s vote in 2016 to leave the EU, the so-called Brexit vote, there may be changes forthcoming in the scope of the EU marketing authorization approval procedure, as well as changes to the United Kingdom’s national medicines laws, as the terms of that exit are negotiated between the United Kingdom and the EU.

Reimbursement

Significant uncertainty exists regarding the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government or government-sponsored health programs, including Medicaid and Medicare Part B and Part D, private health insurers and managed healthcare organizations.  The process for determining whether a third-party payor will provide coverage for a drug product typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a decision by a third-party payor not to cover our product candidates could reduce physician utilization of our products once approved. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain net price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific, clinical support and healthcare pharmacoeconomic rationale for the use of our products to each payor and  or healthcare system separately and will be a time-consuming process.

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

Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition. We expect that the pharmaceutical industry will experience pricing pressures due to the increasing influence of managed care (and related implementation of managed care strategies to control utilization), additional federal and state legislative and regulatory proposals to regulate pricing of drugs, limit coverage of drugs or reduce reimbursement for drugs, public scrutiny and the Trump administration’s expressed desire to address the perceived high cost of pharmaceuticals in the U.S.  The report “Reforming Biopharmaceutical Pricing at Home and Abroad” issued by the White House in February 2018 identified a wide range of potential reforms to address the cost of drugs.  While we cannot predict what executive, legislative and regulatory proposals will be adopted or other actions will occur, such events could have a material adverse effect on our business, financial condition and profitability.

Within the United States, if we obtain appropriate approval in the future to market any of our current therapeutic candidates, we may be required to provide discounts or rebates under government healthcare programs or to certain government and private purchasers in order to obtain coverage under federal healthcare programs such as Medicaid.  Participation in such programs may require us to track and report certain drug prices.  We may be subject to fines and other penalties if we fail to report such price accurately.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally tend to be significantly lower.

Health Care and Other Reform

In the United States, there have been and continue to be a number of significant legislative initiatives to contain healthcare costs. Federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Healthcare Reform Act, which expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs.  Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. The Trump administration may also take executive action in the absence of legislative action.  For example, in October 2017, the President announced that his administration will withhold the cost-sharing subsidies paid to health insurance exchange plans serving low-income enrollees. Actions by the administration are widely expected to lead to fewer Americans having more comprehensive health insurance compliant with the Healthcare Reform Act, even in the absence of a legislative repeal.  Tax reform legislation was also enacted at the end of 2017 that includes provisions that will affect healthcare insurance coverage and payment, such as the elimination of the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the so-called “individual mandate”).  In a November 2017 report, the Congressional Budget Office estimates that the elimination will increase the number of uninsured by 4 million in 2019 and 13 million in 2027.  The Bipartisan Budget Act of 2018 contained various provisions that affect coverage and reimbursement of drugs, including an increase in the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70% starting in 2019.

There have also been efforts by federal and state government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals.  There have also been recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices.

General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2025 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our product candidates if approved for sale. We cannot, however, predict the ultimate content, timing or effect of any changes to the Healthcare Reform Act or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.

Employees

As of February 28, 2018, we had 83 total employees, 82 of whom are full-time employees, 39 of whom were primarily engaged in research and development activities. A total of seven employees have an M.D., Pharm.D, or Ph.D. degree. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

We are a clinical stage biopharmaceutical company and we have not generated any revenue or profit from product sales. We completed the submission of two NDAs to the FDA for our once-daily oral and IV formulations of omadacycline. In addition, our partner Allergan’s NDA was accepted by the FDA for the treatment of moderate to severe acne in December 2017. We have not yet submitted any other product candidates for approval by regulatory authorities and we do not currently have rights to any significant products that have been approved for marketing in any territory. Our net loss for the year ended December 31, 2017 was $89.1 million. As of December 31, 2017, our accumulated deficit was $470.1 million. We expect to continue to incur losses for the foreseeable future as we continue our clinical development of, and seek regulatory approvals for, our product candidates, prepare to commercialize any approved products and add infrastructure and personnel to support our product development efforts and operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

As of December 31, 2017, our cash, cash equivalents and marketable securities were $151.7 million. We will require substantial additional funding to complete the commercialization of omadacycline, fund the development of omadacycline in other indications,  and to continue to advance the development of our other product candidates, and such funding may not be available on favorable terms or at all.  Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we anticipate that our existing capital resources as well as the $50.0 million in proceeds from our January 2018 public offering of common stock, future contingent regulatory and commercial milestone payments from our collaborations with Allergan and Zai, anticipated extension of our interest-only period for the Hercules Term Loan as defined in Note 14, Long-term Debt, and estimated omadacycline product sales will enable us to fund our operating expenses and capital expenditure requirements into late 2019. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

Until we generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings and strategic collaborations. There can be no assurance that we would be successful in securing additional funds on acceptable terms. If additional funds are not available, we may be forced to cease operations, significantly reduce operating expenses or delay, curtail or eliminate one or more of our development programs or our business operations.

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

On September 30, 2015, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P., together, Hercules, and certain other lenders and Hercules Technology Growth Capital, Inc. (as agent). We executed three amendments to the Loan Agreement subsequent to September 30, 2015, providing access to term loans with an aggregate principal amount of up to $60.0 million. As of December 31, 2017, we have drawn down on the full $60.0 million available to us. The last amendment executed in June 2017 extended the date on which we are required to begin making monthly principal installments from January 1, 2019 to January 1, 2020, subject to our receipt of marketing approval for our lead product candidate, omadacycline, or the Interest Only Period Extension Event.  Beginning on January 1, 2019, or, if we achieve the Interest Only Period Extension Event, beginning on January 1, 2020, we will make payments in equal monthly installments of principal and interest, with the balance of outstanding loans due on the original maturity date of the Loan Agreement, as amended.

All obligations under the Loan Agreement, as amended, are secured by substantially all of our existing property and assets, excluding our intellectual property. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

•

we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities; and

•

our failure to comply with the restrictive covenants in the Loan Agreement, as amended, could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and Hercules could seek to enforce its security interest in the assets securing such indebtedness.

To the extent additional debt is added to our current debt levels, the risks described above could increase.

We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

Failure to satisfy our current and future debt obligations under the Loan Agreement, as amended, could result in an event of default and, as a result, Hercules could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Loan Agreement, as amended, as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, Hercules could seek to enforce its security interests in the assets securing such indebtedness.

We are subject to certain restrictive covenants which, if breached, could have a material adverse effect on our business and prospects.

The Loan Agreement, as amended, imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things:

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

We have invested a significant portion of our time, financial resources and collaboration efforts in the development of our most advanced product candidate, omadacycline. Accordingly, our ability to generate revenue and our future success depend substantially on our ability to successfully obtain regulatory approval for and commercialize omadacycline. Except for our collaboration with Allergan for our product candidate, sarecycline, we are not currently developing any of the other product candidates in our portfolio.  Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials.  If we are unable to obtain FDA approval for and successfully commercialize omadacycline for ABSSSI, CABP or any other indication, or for any other product candidate, we may never realize product revenue. As a result, our business, financial condition and results of operations would be materially harmed.

Although we obtained SPA agreements for our Phase 3 clinical trials of omadacycline, these SPA agreements do not guarantee any particular outcome from regulatory review of these trials of omadacycline.

Although we had SPA agreements with the FDA with respect to our Phase 3 clinical trial designs for omadacycline in both ABSSSI and CABP, SPA agreements are not a guarantee of approval of a product candidate or any permissible claims about the product candidate, and final determinations of approvability will not be made until the FDA completes its review of the entire NDA. Therefore, even if all the conditions of our SPA agreements appear to be met, we cannot predict whether the FDA will interpret the data and results in the same way that we do, nor whether the agency will ultimately approve omadacycline for the treatment of ABSSSI and/or CABP. In addition, the FDA is afforded the ability to modify and ignore a SPA agreement, in light of other factors not necessarily related to omadacycline.

If clinical trials for our product candidate, omadacycline, are prolonged, delayed or stopped, we may be unable to obtain regulatory approval and commercialize omadacycline on a timely basis, which would require us to incur additional costs, raise additional capital and delay our receipt of any product revenue.

We conducted and completed three Phase 3 clinical studies. We have initiated sites for the first of two planned Phase 2 clinical studies evaluating omadacycline for the treatment of UTI. The first study will evaluate the efficacy, safety, tolerability and pharmacokinetics of omadacycline in female patients with cystitis, a common uncomplicated UTI. The second study, which  we intend to initiate in the second half of 2018, will evaluate the efficacy, safety, tolerability and pharmacokinetics of omadacycline in patients with acute pyelonephritis, a common complicated UTI. The completion of these planned clinical trials could be substantially delayed or prevented by several factors, including:

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

In particular, our ability to enroll patients in our clinical trials in sufficient numbers and on a timely basis will be subject to a number of factors, including the size of the patient population needed, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant indication and the eligibility criteria for the clinical trial. For example, in the Phase 2 clinical trials of omadacycline in UTI, patients who have previously taken potentially effective antibiotics for the treatment of an infection within 72 hours of receiving the first dose of study medication will be excluded from the clinical trial. Depending upon a region’s or a clinical site’s standard of care for the administration of antibiotics, this could affect our ability to enroll patients in these clinical trials in a timely fashion.

Changes in regulatory requirements and guidance may also occur, and we may need to amend clinical trial protocols to reflect these changes with appropriate regulatory authorities. Amendments may require us to resubmit clinical trial protocols to regulatory agencies/IRBs/ethics committees for re-examination, which may impact the costs, timing or successful completion of a clinical trial. For example, we stopped our previous Phase 3 clinical trial of omadacycline after the FDA notified us that its guidance relating to the conduct of studies in complicated skin and skin structure infections, or cSSSI, would be modified to change the eligibility criteria, revise the disease indication from cSSSI to ABSSSI and change the primary efficacy endpoint for clinical trials in this indication from a TOC assessment to an ECR assessment. As a result of these changes, we chose to terminate enrollment in the previous Phase 3 clinical trial and, following discussion with the FDA, designed two new Phase 3 clinical trials, one for ABSSSI and one for CABP, taking into account the revised FDA regulatory guidance. Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site or us due to a number of factors, including:

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

Results in our randomized Phase 2 and Phase 3 clinical studies of omadacycline in cSSSI, ABSSSI and CABP evaluated omadacycline in serious skin infections and pneumonia, and may not be predictive of the results to be obtained in our on-going Phase 2 clinical studies in any other indications such as UTI.  In some instances, there can be significant variability in safety and/or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in clinical trial protocols, differences in size, type and geographic distribution of the patient populations, adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. We do not know whether any Phase 2, Phase 3 or other clinical trials we or any of our collaborators may conduct, or have conducted in the past, will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other U.S. and non-U.S. regulatory authorities. Regulations differ from country to country, which will require us to expend additional resources in each market for which a separate regulatory approval is required. We are not permitted to market our product candidates in the United States or in other countries until we receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our primary product candidates, omadacycline and sarecycline, are still in development and are subject to the risks of failure inherent in drug development. Neither we nor our partners have received marketing approval for any of our product candidates. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and non-U.S. regulatory requirements may, either before or after product approval, if any, subject us to administrative or judicially imposed sanctions, including:

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

Even if our product candidates are approved for sale by the appropriate regulatory authorities, market acceptance and sales of these products and our partners’ products will depend on coverage and reimbursement policies. Government authorities and third- party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish reimbursement levels. Coverage may not be available and reimbursement may not be adequate for any products that we or our partners develop and commercialize. Also, coverage and reimbursement policies may reduce the demand for, or the price paid for, our or our partners’ products. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our or our partners’ products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such products. Therefore, if coverage is not available or reimbursement is limited, we and our partners may not be able to successfully commercialize any of our approved products.

The process for determining whether a third-party payor will provide coverage for a drug product typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payors frequently require drug companies to negotiate agreements that provide discounts or rebates from list prices. We may be required to provide such discounts and rebates to some third-party payors in relation to our product(s). There is no guarantee that we would be able to negotiate agreements with third-party payors at price levels that are profitable to us, or at all. A. decision by a third-party payor not to cover our product candidates could reduce physician utilization of our products once approved. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process. Furthermore, some countries, other than the United States, have single-payer healthcare systems. In countries with such systems, a positive reimbursement determination is essential to the commercial viability of a drug product.

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

The U.S. government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the Healthcare Reform Act and the ongoing efforts to modify or repeal that legislation. The Healthcare Reform Act substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business.  Modifications have been implemented under the Trump Administration and additional modifications or repeal may occur.  See “Government Regulation – Health Care and Other Reform.” We cannot predict the ultimate content, timing or effect of any changes to the Healthcare Reform Act or other federal and state reform efforts.

Other legislative changes have been proposed and adopted in the United States since the Healthcare Reform Act was enacted. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2025 unless additional Congressional action is taken.

There is no assurance that federal or state health care reform or other legislative and regulatory initiatives will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

If we or our partners market products in a manner that violates fraud and abuse and other healthcare laws, or if we or our partners violate government price reporting laws, we or our partners may be subject to administrative civil and/or criminal penalties.

Within the United States, several other types of state and federal healthcare laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. At such time, if ever, as we or any of our partners market any of our future approved products, some of our or our partner’s business activities could possibly be subject to challenge under one or more of these laws. The laws that may affect our ability to operate include:

•

federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;

•

federal healthcare program anti-kickback laws, which prohibit, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

•

the federal law known as HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

the FDCA, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;

•

federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

•

the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians and teaching hospitals to the federal government for re-disclosure to the public; and

•

state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers, state laws regulating interactions between pharmaceutical manufactures and health care providers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

Pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of promotional and marketing activities, such as: providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion; and submitting inflated best price information to the Medicaid Drug Rebate Program to reduce liability for Medicaid rebates.

Many of these laws and their implementing regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, our activities could be subject to challenge.  If our or our partners’ operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we or our partners may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could significantly harm our business.

Outside the United States, foreign laws may also regulate our activities, or those of our collaboration partners, in order to prevent fraud and abuse in the healthcare system

Risks Related to Our Business

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

If approved by the FDA, omadacycline will compete with other antibiotics in the serious bacterial skin infection market. These include, but are not limited to, vancomycin, marketed as a generic by Abbott Laboratories and others; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; daptomycin, marketed as Cubicin by Merck Pharmaceuticals, Inc. and available as a generic; dalbavancin, approved in May 2014 and marketed as Dalvance by Allergan; tedizolid, marketed as Sivextro by Merck Pharmaceuticals, Inc.; oritavancin, approved in August 2014 and marketed as Orbactiv by Melinta Therapeutics, Inc.; quinupristin/dalfopristin, marketed as Synercid by Pfizer, Inc.; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; telavancin, marketed as Vibativ by Theravance, Inc.; ceftaroline, marketed as Teflaro by Allergan; and generic trimethoprim/sulfamethoxazole and clindamycin.

Further, we expect that product candidates currently in review with the FDA, or in Phase 3 clinical development, or that could enter Phase 3 clinical development in the near future, may represent significant competition if approved. These include, but are not limited to, delafloxacin for CABP, submitted for FDA review in October 2016 by Melinta Therapeutics, Inc.; CG-400549, under development by Crystal Genomics; GSK2140944, under development by GSK; nemonoxacin, under development by TaiGen Biotechnology; avarofloxacin, under development by Allergan; brilacidin, under development by Cellceutix; and radezolid, under development by Melinta Therapeutics, Inc.

If approved by the FDA, omadacycline will also compete with other antibiotics in the community-acquired pneumonia market. These include azithromycin, marketed as Zithromax and Z-PAK by Pfizer Inc. and available as a generic; clarithromycin, marketed as Biaxin by Abbott Laboratories and available as a generic; moxifloxacin, marketed as Avelox by Bayer AG and available as a generic; levofloxacin, marketed as Levaquin by Johnson & Johnson and available as a generic; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; ceftriaxone, marketed as Rocephin by F. Hoffman-La Roche Ltd and available as a generic; and ceftaroline, marketed as Teflaro by Allergan. We are also aware of various drugs that are or may eventually be under development for the treatment of CABP, delafloxacin and radezolid, under development by Melinta Therapeutics; solithromycin, under development by Cempra, Inc.; GSK2140944, under development by GSK; lefamulin, under development by Nabriva Therapeutics; nemanoxacin, under development by TaiGen Biotechnology; and avarofloxacin, under development by Allergan.

A number of competitors exist in the UTI indication. Generic potential competitors include levofloxacin, ciprofloxacin, trimethoprim/sulfamethoxazole, ceftriaxone and amoxicillin/clavulanic acid. Several branded and generic injectable-only antibiotics are also used in hospitals, including imipenem/cilastatin, piperacillin/tazobactam, and gentamicin . A limited number of companies are developing new oral antibiotics for the treatment of UTI infections, finafloxacin by MerLion Pharmaceuticals and sulopenem by Iterum Therapeutics.

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

We believe that our ability to successfully compete will depend on, among other things:

•

the results of our registration clinical trials, in particular our two Phase 2 registration clinical trials for omadacycline—one in cystitis, a common uncomplicated UTI, and one in acute pyelonephritis, a common complicated UTI;

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

We do not currently own or operate manufacturing facilities for the production of any of our product candidates, nor do we intend to manufacture the pharmaceutical products that we plan to sell. We currently depend on third-party contract manufacturers for the supply of the active pharmaceutical ingredients for our product candidates, including drug substance for our preclinical research and clinical trials. We have entered into certain long-term manufacturing and supply agreements. These include (i) a manufacturing and services agreement with CIPAN for the supply of starting materials for our supply of omadacycline and crude omadacycline, (ii) an outsourcing agreement with Carbogen for the supply of active pharmaceutical ingredient for our omadacycline products, (iii) a manufacturing and services agreement with Almac for the supply of omadacycline oral solid dosage tablets, and (iv) a manufacturing and services agreement with Patheon under which Patheon will manufacture, package and supply to us, omadacycline in injectable form. We are currently in discussions with other third-party manufacturers and may enter into additional long-term supply agreements with them. We may not be able to reach agreement with some of these contract manufacturers, or to identify and reach arrangement on satisfactory terms with other contract manufacturers, to manufacture omadacycline or any of our other product candidates. Additionally, we anticipate that the facilities used by any contract manufacturer to manufacture any of our product candidates will be the subject of inspections by regulatory agencies before the FDA and other regulatory authorities that approve an NDA or marketing authorization for the product candidate manufactured at that facility. We will depend on these third-party manufacturing partners for compliance with the FDA’s manufacturing requirements for finished products. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA and other regulatory authorities’ cGMP requirements, our product candidates will not be approved or, if already approved, may be subject to delays in release and/or product recalls. While third-party manufacturers of our product candidates, including omadacycline, have previously passed FDA and other regulatory agency inspections, we cannot provide assurance that they will pass such inspections in the future.

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

Once an NDA or marketing authorization application outside the United States is approved, the product covered thereby becomes a “listed drug” that can, in turn, be cited by potential competitors in support of approval of an ANDA in the United States. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non- infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes in the United States and in nearly every pharmaceutical market around the world. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use, or labeling, as our product candidate and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as our product candidate. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product is typically lost to the generic product. Accordingly, competition from generic equivalents to ours or any of our partners’ future products, if any, would materially adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in our or any of our partners’ product candidates, including omadacycline. For example, vancomycin has been available in generic form for many years, and Zyvox (linezolid) is now available in generic form. We cannot yet ascertain what impact these generic products and any future approved generic products will have on any sales of our products, if approved.

The success of our business may be dependent on the actions of our collaborative partners.

An element of our business and funding strategy is to enter into collaborative arrangements with established pharmaceutical and biotechnology companies who will finance or otherwise assist in the development, manufacture and marketing of products incorporating our technology, and who also provide us with funding in the form of milestone payments for progress in clinical development or regulatory approval. For example, we have exclusively licensed rights to sarecycline for the treatment of acne in the United States to Allergan, and Allergan is responsible for all clinical development, registration and commercialization in the United States of sarecycline for the treatment of acne. In addition, we have granted Allergan an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States, which converted to a non-exclusive license in December 2014 after Allergan did not exercise its development option with respect to rosacea. There are currently no clinical trials in rosacea underway.  In April 2017, Paratek Bermuda Ltd., a wholly-owned subsidiary of Paratek Pharmaceuticals, Inc., entered into the Zai Collaboration Agreement, pursuant to which we granted Zai an exclusive license to develop, manufacture and commercialize omadacycline in the People’s Republic of China, Hong Kong, Macau and Taiwan for all human therapeutic and preventative uses other than biodefense. Zai will be responsible for the development, manufacturing and commercialization of the licensed product in the Zai Territory, at its sole cost with certain assistance from Paratek Bermuda Ltd.

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
•

a delay in the development timelines for sarecycline and omadacycline would result in a potential loss of milestone payments and future royalties (if any) from the partnership under the Allergan Collaboration Agreement and the Zai Collaboration Agreement; and

•

if the rights to sarecycline in the U.S. are returned to us by Allergan, or the rights to omadacycline in the Zai Territory returned to us by Zai, we will need to establish a new development and commercialization partnership to further sarecycline in the U.S. or omadacycline in the Zai Territory. There can be no assurance that we would be able to find such a partner.

If we are not able to establish and sustain additional partnerships, we may have to alter our development and commercialization plans, which could harm our business.

We anticipate that we will require additional funding to support commercialization of omadacycline and to continue the development of any of our other product candidates. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates, as we have done with Allergan for sarecycline in the United States and Zai for omadacycline in the People’s Republic of China, Hong Kong, Macau and Taiwan.

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

While we recently entered into an arrangement with a third party to provide a contract field sales force, we currently have no sales or distribution capabilities within our organization. In anticipation of omadacycline’s approval, we are in the process of establishing a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize omadacycline, or to outsource this function to a third party. Either of these options would be expensive and time consuming. Some or all of these costs may be incurred in advance of any approval of omadacycline. In addition, we may not be able to hire a sales force in the United States that is large enough or has adequate expertise in the medical markets that we intend to target. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of omadacycline.

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

We expect to depend on independent clinical investigators and CROs to participate in and conduct our clinical trials, including our ongoing Phase 2 studies in UTI. CROs may also assist us and our partners in the collection and analysis of data. There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our or our partners’ development programs. These investigators and CROs will not be our employees, and we will not be able to control, other than by contract, the amount of resources, including time, that they devote to our product candidates and clinical trials. If independent investigators fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we and our partners develop. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Further, the FDA requires that we and our partners comply with standards, commonly referred to as cGCP, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, safety, integrity and confidentiality of clinical trial subjects are protected. Failure of clinical investigators or CROs to meet their obligations to us or comply with cGCP could adversely affect the clinical development of our product candidates and harm our business.

Our success is currently dependent on the successful development and commercialization of our most advanced product candidates, omadacycline and sarecycline.

Our success is currently dependent on the successful development and commercialization of our most advanced product candidate, omadacycline, which is also being developed by Zai in the People’s Republic of China, Hong Kong, Macau and Taiwan, and sarecycline, which is currently being developed by Allergan. We are not currently developing any of our other product candidates that are in the pre-clinical phase. If omadacycline and sarecycline are not successfully developed and commercialized, we will not have any product candidates under development from which we might generate revenue. We currently have no such plans to develop any other product candidates and will need additional financing to fund such development should we decide to do so in the future.

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

The commercial success of our product candidates will depend upon their acceptance among physicians, patients and the medical community. The degree of market acceptance of our product candidates will depend on a number of factors, including:

•	limitations or warnings contained in a product candidate’s FDA or foreign regulatory approved labeling;
•	changes in the standard of care for the targeted indications for any of our product candidates;
•	limitations in the approved clinical indications for our product candidates;
•	demonstrated clinical safety and efficacy compared to other products;
•	lack of significant adverse side effects;
•	sales, marketing, reimbursement and distribution support;
•	availability of coverage and adequate reimbursement from governmental or private third-party payors, such as Medicare or managed care plans;
•

the extent to which government or third-party payors implement utilization management techniques, such as unreasonably high copayment formulary tiers, prior authorization or quantity limits for our product(s), or even refuse to provide reimbursement for our product(s);

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

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding clinical trial design, safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We and our partners do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we or our partners fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed. Further, while we obtained SPA agreements with the FDA for our Phase 3 registration clinical trial designs for omadacycline in ABSSSI and CABP, these agreements are not binding with any international regulatory authorities.

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

As of February 28, 2018, we had 82 full-time employees. Assuming our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations that may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize omadacycline and our other product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

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

These lawsuits and proceedings would be costly and could adversely affect our results of operations and divert the attention of our managerial and scientific personnel. A court or administrative body may decide that our patents are invalid or not infringed by a third party’s activity or that the scope of certain issued claims must be further limited. An adverse outcome in a litigation or proceeding involving our own patents could limit our ability to assert our patents against these or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. An adverse outcome in a dispute involving inventorship or ownership of our patents could, for example, subject us to additional royalty obligations and expand the number of product candidates that are subject to the royalty and other obligations of our license agreement with Tufts.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of February 28, 2018, approximately 3.0 million shares of common stock are held by our directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act. In addition, approximately 2.4 million shares of common stock that are subject to outstanding options and restricted stock units as of February 28, 2018 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rule 144 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our common stock. As of December 31, 2017, we had research coverage by 10 securities analysts. If the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research regarding us or our business model, technology or stock performance, the trading price of our common stock would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of the trading price of our common stock.

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

Our headquarters are located in Boston, Massachusetts, where we occupy approximately 12,000 square feet of office space under a lease that expires in 2021. We also rent approximately 19,000 square feet of office space in King of Prussia, Pennsylvania on a monthly basis under a lease that expires in 2024.

Item 3.	Legal Proceedings

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

Other Legal Proceedings

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually, or in the aggregate, a material adverse effect on its results of operations or financial condition. The Company does not believe that any of the above matters will result in a liability that is probable or estimable at December 31, 2017.

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

	Sales Price
	High	Low
Year ended December 31, 2016
First quarter	$19.45	$12.05
Second quarter	$18.92	$12.05
Third quarter	$14.34	$12.39
Fourth quarter	$15.70	$9.80
Year ended December 31, 2017
First quarter	$19.40	$13.95
Second quarter	$25.95	$18.45
Third quarter	$29.00	$18.70
Fourth quarter	$26.10	$17.20

The closing price of our common stock as reported by The Nasdaq Global Market on February 28, 2018 was $13.10 per share. As of February 28, 2018, there were 31,443,149 holders of record of our common stock.

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

This performance graph shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, or the SEC, for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Paratek Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Paratek Pharmaceuticals, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index

$300
$250
$200
$150
$100
$50
$0
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
Paratek Pharmaceuticals, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Dividend Policy

Other than future special dividends of any royalty income we may receive pursuant to the collaboration agreement entered into with Purdue Pharma, L.P., or Purdue Pharma, or the Purdue Collaboration Agreement, we do not anticipate that we will pay any additional cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during 2017 that were not registered under the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the SEC under which exemption from registration was claimed.

On June 27, 2017, we entered into the third amendment to the Loan Agreement with Hercules. In connection with the amendment, we issued to Hercules Capital, Inc. a warrant to purchase our common stock, or the Additional Warrant. The Additional Warrant is exercisable for an aggregate of 5,374 shares of our common stock at an exercise price of $23.26 per share. The Additional Warrant’s total relative fair value of $0.1 million was determined using a Black-Scholes option-pricing model, as described in Note 10, Common Stock, in the accompanying notes to the consolidated financial statements, and was included as a discount to the Term Loan, as defined in Note 14, Long-term Debt. The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividends payments. The Additional Warrant is exercisable at any time until the earlier of five years from issuance and the consummation of a Public Acquisition, as defined in the Additional Warrant agreement, and will be exercised automatically on a net issuance basis if not exercised prior to the termination date and if the then-current fair market value of one share of common stock is greater than the exercise price then in effect.

No underwriters were involved in the foregoing sales of securities. The securities were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2), relative to transactions by an issuer not involving any public offering. The purchaser of securities described above represented to us in connection with its purchase that it was an “accredited investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act and was acquiring the securities for its own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. The purchaser received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

Securities authorized for issuance under equity compensation plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by stockholders(1)	4,314,605	(2)	$11.79	(3)	50,753	(4)
Equity compensation plans not approved by stockholders	546,833	(5)	21.57	(6)	363,167	(7)
Total	4,861,438		$12.89		413,920
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

(2)	Includes 3,101,274 shares relating to outstanding options, 1,128,503 relating to restricted stock units and 84,828 warrants outstanding.
(3)	Represents the weighted-average exercise price of outstanding options, warrants and rights.
(4)

Includes 36,539 shares available under the 2009 Employee Stock Purchase Plan, or the ESPP. All shares cancelled or forfeited during the years ended December 31, 2017 and 2016 under the 2006 and 2014 Plans became available for grant under the 2015 Plan.

(5)	Includes 507,633 shares relating to outstanding options and 39,200 relating to restricted stock units under the 2015 Inducement Plan and the 2017 Inducement Plan.
(6)	Represents the weighted-average exercise price of outstanding options and rights.
(7)	Includes 73,167 shares that remain available for grant under the 2015 Inducement Plan that the Company does not currently anticipate issuing as of December 31, 2017.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the fourth quarter of 2017.

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share and data)
Consolidated Statements of Operations Data:
Revenue	$12,616	$29	$—	$4,342	$478
Operating expenses:
Research and development	60,072	83,460	50,765	5,014	4,631
General and administrative	36,965	26,400	19,988	5,848	3,387
Merger-related costs	—	—	—	1,278	—
Impairment of intangible assets	743	—	2,860	—	—
Change in fair value of contingent consideration	(584)	(345)	(3,560)	—	—
Total operating expenses	97,196	109,515	70,053	12,140	8,018
Loss from operations	(84,580)	(109,486)	(70,053)	(7,798)	(7,540)
Non-operating (expense) income, net	(3,736)	(2,150)	(807)	(10,037)	2,887
Net loss	(88,316)	(111,636)	(70,860)	(17,835)	(4,653)
Unaccreted dividends on convertible preferred stock	—	—	—	(1,927)	(6,766)
Provision for income taxes	753	—	—	—	—
Net loss attributable to common stockholders	$(89,069)	$(111,636)	$(70,860)	$(19,762)	$(11,419)
Net loss per share, basic and diluted	$(3.32)	$(5.51)	$(4.29)	$(7.82)	$(185.13)
Weighted average common shares outstanding, basic and diluted	26,827,253	20,253,082	16,501,912	2,528,595	61,680

	As of December 31,
	2017	2016
Selected Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$151,723	$128,038
Total assets	163,698	135,732
Working capital	143,697	111,688
Current liabilities	16,789	20,412
Long-term obligations, less current portion	64,431	43,728
Common stock and additional paid-in capital	552,748	451,970
Accumulated deficit	(470,112)	(380,362)
Total stockholders’ equity	82,478	71,592

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics based upon tetracycline chemistry.  We have used our expertise in biology and tetracycline chemistry to create chemically diverse and biologically distinct small molecules derived from the minocycline core structure. We have generated innovative small molecule therapeutic candidates based upon medicinal chemistry-based modifications, according to structure-based activity, of all positions of the core tetracycline molecule. These efforts have yielded molecules with broad-spectrum antibiotic properties and narrow-spectrum antibiotic properties, and molecules with potent anti-inflammatory properties to fit specific therapeutic applications. This proprietary chemistry platform has produced many compounds that have shown interesting characteristics in various in vitro and in vivo efficacy models. Omadacycline and sarecycline are examples of molecules that were synthesized from this chemistry discovery platform. Our two lead product candidates are the antibacterials omadacycline and sarecycline.

If approved, omadacycline will be the first in a new class of aminomethylcycline antibiotics. Omadacycline is a broad-spectrum, well-tolerated, once-daily oral and intravenous, or IV, antibiotic. We believe that omadacycline has the potential to become the primary antibiotic choice of physicians for use as a broad-spectrum monotherapy antibiotic for acute bacterial skin and skin structure infections, or ABSSSI, community-acquired bacterial pneumonia, or CABP, urinary tract infection, or UTI, and other serious community-acquired bacterial infections where resistance is of concern. We believe omadacycline, if approved, will be used in the emergency room, hospital and community care settings. We have designed omadacycline to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad-spectrum antibacterial activity, oral and IV formulations with once-daily dosing, no dosing adjustments for patients on concomitant medications, and a generally safe and well tolerated profile.

In the fall of 2013, the U.S. Food and Drug Administration, or the FDA, agreed to the design of our omadacycline Phase 3 studies for ABSSSI and CABP through the Special Protocol Assessment, or SPA, process. In addition, the FDA confirmed that positive data from the individual studies for ABSSSI and CABP would be sufficient to support approval of omadacycline for each indication and for both oral and IV formulations in the United States.  In addition to Qualified Infectious Disease Product, or QIDP, designation, on November 4, 2015, the FDA granted Fast Track designation for the development of omadacycline in ABSSSI, CABP, and complicated urinary tract infection, or complicated UTI. Fast Track designation facilitates the development and expedites the review of drugs that treat serious or life-threatening conditions and that fill an unmet medical need. In February 2016, we reached agreement with the FDA on the terms of the omadacycline pediatric program associated with the Pediatric Research Equity Act. The FDA has granted Paratek a waiver for conducting studies with omadacycline in children less than eight years old due to the risk of teeth discoloration, a known class effect of tetracyclines. In addition, the FDA has granted a deferral on conducting studies in children eight years and older until safety and efficacy is established in adults. In May 2016, we received confirmation from the FDA that the oral-only ABSSSI study design was acceptable and consistent with the currently posted guidance for the industry.  In September 2017, both the oral and IV formations of omadacycline were granted an additional QIDP designation by the FDA for the treatment of uncomplicated urinary tract infection, or uncomplicated UTI.

Scientific advice received through the centralized procedure in Europe confirmed general agreement on the design and choice of comparators of the Phase 3 clinical trials for ABSSSI and CABP and noted that approval based on a single study in each indication could be possible but would be subject to more stringent statistical standards than Market Authorization Applications, or MAA, programs that conduct two pivotal Phase 3 studies per indication. We believe that the inclusion of the second Phase 3 oral-only study in ABSSSI strengthens the data package for submission of an MAA filing for approval in the European Union, or the EU.

To date, we have conducted more than 20 Phase 1 studies of omadacycline to characterize the effects of the drug on humans including how it is absorbed, metabolized, and excreted. These Phase 1 studies also included evaluation in special populations like hepatic and renal failure patients.  We have also conducted and completed three successful Phase 3 clinical studies. Our first two Phase 3 clinical studies were for the treatment of ABSSSI (OASIS-1) and CABP (OPTIC).  Both studies utilized initiation of IV therapy with transitions to oral-based treatment on clinical response. Our third Phase 3 clinical study (OASIS-2) was an oral-only administration of omadacycline in ABSSSI compared to oral-only linezolid. All three Phase 3 clinical studies resulted in omadacycline demonstrating positive efficacy results and a generally favorable safe and well tolerated profile. We included these clinical data in the New Drug Application, or NDA, submission to the FDA for the treatment of ABSSSI and CABP on February 2, 2018.  We plan to include these clinical data in the MAA submission to the European Medicines Agency, or the EMA, in the second half of 2018.

In the two pivotal Phase 3 studies in ABSSSI (OASIS-1 and OASIS-2), omadacycline successfully met the primary endpoint for the FDA by demonstrating statistical non-inferiority based upon the Early Clinical Response, or ECR, assessment at 48 to 72 hours after the first dose of study medication in the modified intent-to-treat, or mITT, population (all randomized subjects without a baseline sole gram-negative causative pathogen). In the same two pivotal Phase 3 studies in ABSSSI, omadacycline also successfully met the primary endpoint for the EMA by demonstrating statistical non-inferiority based upon the investigator’s assessment of clinical outcome at the post therapy evaluation, or PTE, visit (7 to 14 days after the subject’s last day of study therapy), in the mITT and the clinically evaluable, or CE, population (defined as all mITT subjects who received study medication, had a qualifying ABSSSI, an assessment of outcome, and met all other evaluability criteria). Clinical success at the PTE assessment was based on resolution of the infection such that further antibacterial therapy was not needed, and the subject was alive and did not meet any clinical failure or indeterminate criteria.

In May 2016, we initiated our first oral-only and IV-to-oral study of omadacycline dosed for five days in a Phase 1b clinical study in patients with a UTI. This Phase 1b UTI study was completed. Data from this study showed that omadacycline achieved proof of principle, by demonstrating high concentration levels of omadacycline in urine, across IV-to-oral and oral-only dosing regimens.  The QIDP designation, which is designed to speed the development of novel antibiotics for the treatment of pathogens with the potential to pose a serious threat to public health, provides an opportunity for more frequent interactions with the FDA, and a priority review of the supplemental new drug application for omadacycline in uncomplicated UTI once submitted. We have initiated sites for the first of our two planned Phase 2 clinical trials evaluating omadacycline for the treatment of UTI. The first study will evaluate the efficacy, safety, tolerability and pharmacokinetics of omadacycline in female patients with cystitis, a common uncomplicated UTI. The second study, which we plan to initiate in the second half of 2018, will evaluate the efficacy, safety, tolerability and pharmacokinetics of omadacycline in patients with acute pyelonephritis, a common complicated UTI. We plan to enroll approximately 200 patients in each study at multiple sites.

In October 2016, we announced that we entered into a Cooperative Research and Development Agreement with the U.S. Army Medical Research Institute of Infectious Diseases to study omadacycline against pathogenic agents causing infectious diseases of public health and biodefense importance. These studies are designed to confirm humanized dosing regimens of omadacycline in order to study the efficacy of omadacycline against biodefense pathogens, including Yersinia pestis, or plague, and Bacillus anthracis, or anthrax. Funding support for the trial has been made available through the Defense Threat Reduction Agency, or DTRA/ Joint Science and Technology Office and Joint Program Executive Office for Chemical and Biological Defense / Joint Project Manager Medical Countermeasure Systems / BioDefense Therapeutics.

Our second antibacterial product candidate, sarecycline, also known as Seysara™ in the U.S. is a new, once-daily, tetracycline-derived compound designed for use in the treatment of acne and rosacea. We believe that, based upon the data generated to-date, sarecycline possesses favorable anti-inflammatory activity, plus narrow-spectrum antibacterial activity relative to other tetracycline-derived molecules, oral bioavailability, does not cross the blood-brain barrier, and favorable pharmacokinetic properties that we believe make it particularly well-suited for the treatment of inflammatory acne in the community setting. We have exclusively licensed U.S. development and commercialization rights to sarecycline for the treatment of acne to Allergan plc, or Allergan, while retaining development and commercialization rights in the rest of the world.

In March 2017, Allergan announced that two Phase 3 studies of sarecycline for the treatment of moderate to severe acne vulgaris met their 12-week primary efficacy endpoints. In addition, a nine-month long-term safety extension study was completed. The safety results from the long-term study are generally consistent with results from the two 12-week studies. Based on these clinical data, Allergan submitted an NDA to the FDA, which was accepted in December 2017 for the treatment of moderate to severe acne.

Allergan currently holds a nonexclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States. There are currently no clinical trials with sarecycline in rosacea underway.

To date, we have devoted a substantial amount of our resources to research and development efforts, including conducting clinical trials for omadacycline, protecting our intellectual property and providing general and administrative support for these operations. We completed the submission of two NDAs to the FDA for our once-daily oral and IV formulations of omadacycline. In addition, our partner Allergan submitted an NDA to the FDA, which was accepted in December 2017 for the treatment of moderate to severe acne. We have not yet submitted any other product candidates for approval by regulatory authorities. We do not currently have rights to any products that have been approved for marketing in any territory. We have not generated any revenue from product sales and to date have financed our operations primarily through sale of our common and convertible preferred stock, debt financings, strategic collaborations, and grant funding.

In April 2017, Paratek Bermuda Ltd., a wholly-owned subsidiary of Paratek Pharmaceuticals, Inc., and Zai Lab (Shanghai) Co., Ltd., or Zai, entered into a License and Collaboration Agreement, or the Zai Collaboration Agreement pursuant to which the Company granted Zai an exclusive license to develop, manufacture and commercialize omadacycline in the People’s Republic of China, Hong Kong, Macau and Taiwan, or the Zai territory, for all human therapeutic and preventative uses, other than biodefense. Zai will be responsible for the development, manufacturing and commercialization of the licensed product in the Zai territory, at its sole cost with certain assistance from the Company. Under the terms of the Zai Collaboration Agreement, Paratek Bermuda Ltd. earned an upfront, nonrefundable license payment of $7.5 million during the year ended December 31, 2017.

We have incurred significant losses since our inception in 1996. Our accumulated deficit at December 31, 2017 was $470.1 million and our net loss for the year ended December 31, 2017 was $89.1 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales. All of our revenue to date has been derived from license fees, milestone payments, royalty income, reimbursements for research, development and manufacturing activities under licenses and collaborations, grant payments received from the National Institute of Health, or NIH, and other non-profit organizations. If the FDA approves our NDA for omadacycline on the projected timeline, we intend to begin selling the product by the first quarter of 2019

Collaboration revenue represents upfront fees and milestone payments received in connection with our collaboration agreements. Royalty revenue represents fifty percent of Intermezzo royalty income received pursuant to the royalty sharing agreement, or the Royalty Sharing Agreement, entered into by us in October 2016 with the Special Committee of our Board of Directors.

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

We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for omadacycline and other projects during 2017, 2016 and 2015, are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Omadacycline	$41,786	$71,709	$43,654
Other external research and development	—	—	100
Total external costs	41,786	71,709	43,754
Other research and development costs	18,286	11,751	7,011
Total	$60,072	$83,460	$50,765

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel and professional, legal and consulting fees.

Interest Expense

Interest expense represents interest incurred on the Loan Agreement (as defined below), as amended, entered into with Hercules (as defined below) and the adjustment of our marketable securities to amortized cost.

Interest Income

Interest income represents interest earned on our money market funds and marketable securities.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016	Change
Revenue
Collaboration and royalty revenue	$12,616	$29	$12,587
Total revenue	12,616	29	12,587
Operating expenses:
Research and development	60,072	83,460	(23,388)
General and administrative	36,965	26,400	10,565
Impairment of intangible assets	743	—	743
Changes in fair value of contingent consideration	(584)	(345)	(239)
Total operating expenses	97,196	109,515	(12,319)
Loss from operations	(84,580)	(109,486)	24,906
Other income and expenses:
Interest income	1,377	1,069	308
Interest expense	(5,079)	(3,223)	(1,856)
Other gains (and losses), net	(34)	4	(38)
Net loss	(88,316)	(111,636)	23,320
Provision for income taxes	753	—	753
Net loss attributable to common stockholders	$(89,069)	$(111,636)	$22,567

Revenue

Revenue for the year ended December 31, 2017 consists of a $5.0 million milestone payment earned from Allergan with sarecycline (Seysara™) NDA acceptance, a $7.5 million upfront payment received as part of the Zai Collaboration Agreement and $0.1 million of revenue earned under the Royalty Sharing Agreement. Revenue for the year ended December 31, 2016 consists of revenue earned under the Royalty Sharing Agreement.

Research and Development Expense

Research and development expenses were $60.1 million for the year ended December 31, 2017, compared to $83.5 million for the year ended December 31, 2016. The decrease was driven primarily by lower clinical study costs associated with the completion of our Phase 3 program for omadacycline.  This decrease is partially offset by higher employee compensation costs, NDA preparation and related user fees, and an increase in medical affairs activity.

We anticipate that our research and development expenses will increase in future periods as a result of our Phase 2 UTI program, augmenting our medical affairs team prior to our anticipated launch of omadacycline, if approved by the FDA,  building up commercial supply, expanding our manufacturing capacity, and securing secondary suppliers to ensure a robust supply chain for the years beyond launch.

General and Administrative Expense

General and administrative expenses were $37.0 million for the year ended December 31, 2017, compared to $26.4 million for the year ended December 31, 2016. The increase was driven primarily by higher employee compensation costs as we continue to expand our commercial team, costs associated with pre-commercial activities, and business development efforts.

We anticipate that our general and administrative expenses will increase in future periods as we prepare for commercial launch of omadacycline and, if approved in the U.S., to support commercialization efforts.

Impairment of Intangible Assets

We recorded an impairment charge of $0.7 million during the year ended December 31, 2017. No such impairment was recorded during the year ended December 31, 2016. The impairment charge was recorded in connection with an expected decline in Intermezzo sales.

Changes in Fair Value of Contingent Obligations

During the years ended December 31, 2017 and 2016, we recorded a $0.6 million decrease and $0.3 million decrease, respectively, in the fair value of our contingent obligation to former Transcept stockholders. The decrease in the fair value of our contingent obligation reflects a corresponding decline in projected Intermezzo sales.

Other Income and Expenses

Interest expense for the year ended December 31, 2017 represents interest incurred on the Loan Agreement, as amended, of $4.9 million and the net amortization of our marketable securities of $0.2 million. Interest income for the year ended December 31, 2017 represents interest earned on our money market funds and marketable securities of $1.4 million. Interest expense for the year ended December 31, 2016 represents interest incurred on the Loan Agreement, as amended, of $2.6 million as well as net amortization of our marketable securities of $0.6 million. Interest income for the year ended December 31, 2016 represents $1.0 million of interest earned on our money market funds and marketable securities.

Comparison of the Years Ended December 31, 2016 and 2015

	Year Ended December 31,
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

Revenue

Revenue for the year ended December 31, 2016 consists of revenue received under the Royalty Sharing Agreement. We did not earn revenue during the year ended December 31, 2015.

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

Impairment of Intangible Assets

We recorded impairment charges of $2.9 million against our intangible assets, Intermezzo and TO-2070 product rights, during the year ended December 31, 2015.  Intermezzo products rights were impaired by $2.8 million as a result of the outcome of litigation that invalidated several Intermezzo patents as obvious and triggered an evaluation of the carrying value and related contingent liability in light of an expected decline in Intermezzo sales. TO-2070 product rights were impaired by $0.1 million due to significant uncertainty concerning the ability of Shin Nippon Biomedical Laboratories Ltd., or SNBL, to find a potential partner to co-develop the rights as of December 31, 2015 and triggered an evaluation of the carrying value and related contingent liability. Refer to Note 8, Intangible Assets, Net, in the accompanying notes to the consolidated financial statements for additional information.  No such impairment was recorded during the year ended December 31, 2016.

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

Other Income and Expenses

Interest income represents $1.0 million of interest earned on our money market funds and marketable securities during the year ended December 31, 2016. We began investing in marketable securities during the year ended December 31, 2016. Interest expense, net for the year ended December 31, 2016 represents a full year of interest incurred on the Term Loan, as defined in Note 14, Long-term Debt, and the Loan Agreement amendments entered into entered into with Hercules on September 30, 2015 and December 12, 2016, respectively, of $2.6 million as well as net amortization of our marketable securities of $0.6 million. Interest expense for the year ended December 31, 2015 represents the accretion of interest expense on the Intermezzo Reserve plus three months of interest incurred on the Term Loan.

Liquidity and Capital Resources

We completed an underwritten offering on May 5, 2015 of 3,089,000 shares of our common stock at a public offering price of $24.50 per share, which included 229,000 shares of our common stock issued upon the exercise, in part, by the underwriters of an option to purchase additional shares. The net proceeds received by us, after underwriting discounts and commissions and other offering expenses, were $70.4 million. We also completed an underwritten offering on June 27, 2016 of 4,887,500 shares of our common stock at a public offering price of $13.00 per share, which included 637,500 shares of our common stock issued upon the exercise, in full, by the underwriters of an option to purchase additional shares. The net proceeds received by us, after underwriting discounts and commissions and other estimated offering expenses, were $59.3 million.

On September 30, 2015, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P, together, Hercules, and certain other lenders and Hercules Technology Growth Capital, Inc. (as agent). We executed three amendments to the Loan Agreement subsequent to September 30, 2015, providing access to term loans with an aggregate principal amount of up to $60.0 million. As of December 31, 2017, we have drawn down on the full $60.0 million available to us. The last amendment executed in June 2017 extended the date on which we are required to begin making monthly principal installments from January 1, 2019 to January 1, 2020, subject to our receipt of marketing approval for our lead product candidate, omadacycline, or the Interest Only Period Extension Event.  Beginning on January 1, 2019, or, if we achieve the Interest

Only Period Extension Event, beginning on January 1, 2020, we will make payments in equal monthly installments of principal and interest, with the balance of outstanding loans due on the original maturity date of the Loan Agreement, as amended. To date, we have issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P., a warrant to purchase 16,346 shares of our common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share and a warrant to purchase 18,574 shares of our common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per share. We also have issued a warrant to Hercules Capital, Inc. that is exercisable for an aggregate of 5,374 shares of our common stock at an exercise price of $23.26 per share.

In October 2015 and February 2017, we entered into Controlled Equity OfferingSM Sales Agreements, or the 2015 Sales Agreement and 2017 Sales Agreement, respectively, with Cantor Fitzgerald & Co., or Cantor, under which we could, at our discretion, from time to time sell shares of our common stock, with a sales value of up to $50.0 million under each Sales Agreement through Cantor. We provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares of our common stock under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act. We have sold all $50.0 million of shares of our common stock under the 2015 Sales Agreement. We received $36.9 million in proceeds, after deducting commissions of $1.1 million, from the sale of 2,326,119 shares of common stock under the 2015 Sales Agreement during the year ended December 31, 2017. We received $47.7 million in proceeds, after deducting commissions of $1.5 million, from the sale of 2,102,315 shares of common stock, as of February 28, 2018, under the 2017 Sales Agreement. As of February 28, 2018, no amount remains available for sale under the 2015 Sales Agreement and $0.8 million remains available for sale under the 2017 Sales Agreement.

On December 12, 2016, we filed a registration statement on Form S-3 with the SEC, which was declared effective on December 20, 2016, to sell certain of our securities in an aggregate amount of up to $225.0 million. Additionally, on December 2, 2017, we filed a registration statement on Form S-3 with the SEC, which was declared effective on December 8, 2017, to sell certain of our securities in an aggregate amount of up to $250.0 million.

On October 16, 2015, we filed a registration statement on Form S-3 with the SEC, which was declared effective on October 29, 2015, to sell certain of our securities in an aggregate amount of up to $100.0 million. Under this shelf registration statement, we completed an underwritten offering on January 22, 2018 of 3,205,128 shares of our common stock, resulting in total proceeds of $50.0 million. Offering expenses incurred were approximately $0.2 million.

We have used and we intend to continue to use the net proceeds from the above offerings, as well as the Loan Agreement as amended, together with our existing capital resources, to fund our ongoing and future clinical studies of omadacycline, to fund commercial launch readiness, and for working capital and other general corporate purposes. As of December 31, 2017, we had cash, cash equivalents and marketable securities of $151.7 million.

The following table summarizes our cash provided by and (used in) operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash used in operating activities	$(78,574)	$(94,098)	$(54,682)
Net cash used in investing activities	(42,002)	(74,757)	(603)
Net cash provided by financing activities	103,030	90,515	90,731

Operating Activities

Cash used in operating activities for the year ended December 31, 2017 of $78.6 million is primarily the result of our $89.1 million net loss, $4.2 million increase in accounts payable and accrued expenses due to completion of our Phase 3 IV-to-oral CABP study and end of enrollment in our Phase 3 oral-only study in ABSSSI and a $4.8 million decrease in prepaid expenses mainly associated with the clinical development of omadacycline. This is offset partially by a $0.8 million decrease in other liabilities and other assets due to the cancellation of a VAT letter of credit during 2017. The remainder represents the net impact of $18.7 million in non-cash items, including $18.2 million in depreciation, amortization and stock-based compensation expense, $0.4 million in non-cash interest expense, a $0.7 million impairment charge and decrease in fair value of contingent consideration of $0.6 million.

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

Cash used in operating activities for the year ended December 31, 2015 of $54.7 million is primarily the result of our $70.9 million net loss offset in part by a $14.0 million increase in accounts payable and accrued expenses mainly associated with the clinical development of omadacycline.  The remainder of the increase represents the net impact of $5.6 million in non-cash items, offset by a $3.6 million reduction in contingent obligations to former Transcept stockholders.

Investing Activities

Cash used in investing activities for the ended December 31, 2017, is primarily the result of purchasing $180.3 million of short-term marketable securities (U.S. treasury and government agency securities) and $1.4 million of fixed asset purchases, offset by proceeds by sales and maturities of marketable securities of $138.7 million, $0.3 million of fixed asset disposals, and a decrease in restricted cash of $0.7 million.

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

Financing Activities

Net cash provided by financing activities for 2017 is primarily comprised of the following:

•	$82.8 million from the sale of 4,332,126 shares of common stock under the 2015 and 2017 Sales Agreements with Cantor;
•	$19.9 million, net of issuance costs, on the Hercules Loan Agreement, as amended; and
•	$0.3 million in proceeds from the exercise of stock options.

Net cash provided by financing activities for 2016 is primarily comprised of the following:

•	$59.3 million from an underwritten offering of 4,887,500 shares of common stock;
•	$11.6 million from the sale of 860,014 shares of common stock under the 2015 Sales Agreement with Cantor; and
•	$19.6 million, net of issuance costs, on the Hercules Term Loan.

Net cash provided by financing activities for 2015 is primarily comprised of the following

•	$70.4 million from an underwritten offering of 3,089,000 shares of common stock;
•	$19.2 million, net of issuance costs, on the Hercules Term Loan beginning in the fourth quarter of 2015; and
•	$1.0 million in proceeds received from the sale of 44,782 shares of common stock to Hercules.

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

We have not obtained regulatory approval of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we:

•	conduct additional clinical trials of omadacycline;
•	seek regulatory approvals for omadacycline;

•

establish a sales, marketing and distribution infrastructure and increases to our manufacturing demand and capabilities to commercialize omadacycline; and add personnel to support our product development and planned commercialization efforts.

Based upon our current operating plan, we anticipate that our cash, cash equivalents and available for sale securities of $151.7 million as of December 31, 2017 as well as the $50.0 million in proceeds from our January 2018 public offering of common stock, future contingent regulatory and commercial milestone payments from our collaborations with Allergan and Zai, anticipated extension of our interest-only period for the Hercules Term Loan as defined in Note 14, Long-term Debt, and estimated omadacycline product sales will enable us to fund our operating expenses and capital expenditure requirements into late 2019.  We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the unknown extent to which we will enter into collaborations with third parties to participate in the development and commercialization of our product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of public and private equity offerings, debt or other structured financings and strategic collaborations. We do not have any committed external sources of funds other than contingent milestone payments and royalties under the Allergan Collaboration Agreement and the Zai Collaboration Agreement, which are terminable by Allergan and Zai, respectively, upon prior written notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholders’ rights. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Off-Balance Sheet Arrangements

As of December 31, 2017, we do not have any off-balance sheet arrangements.

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

We also record deferred revenue when payments are received in advance of the culmination of the earnings process. This revenue is recognized in future periods when the applicable revenue recognition criteria have been met.

Allergan plc

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

During the year ended December 31, 2017, we recognized revenue of $5.0 million as a milestone payment earned from Allergan upon NDA submission of sarecycline to the FDA. No such revenue was recognized for the year ended December 31, 2016.

Zai Lab (Shanghai) Co., Ltd.

During the year ended December 31, 2017, we entered into the Zai Collaboration Agreement, pursuant to which Paratek Bermuda Ltd. granted Zai an exclusive license to develop, manufacture and commercialize omadacycline in the People’s Republic of China, Hong Kong, Macau and Taiwan for all human therapeutic and preventative uses other than biodefense. Zai is responsible for the development, manufacturing and commercialization of the licensed product in the Zai Territory, at its sole cost with certain assistance from Paratek Bermuda Ltd. Refer to Note 4, License and Collaboration Agreements, for further details surrounding the Zai Collaboration Agreement.

We evaluated the Zai Collaboration Agreement under ASC Subtopic 605-25, “Multiple Element Arrangements”. We determined that there were five deliverables under the Zai Collaboration Agreement: (i) an exclusive license to develop, manufacture and commercialize omadacycline in the Zai Territory; (ii) an initial transfer of technology; (iii) a transfer of certain materials and materials know-how (iv) an additional transfer of materials; and (v) participation on a joint steering committee, or JSC, and joint development committee, or JDC. We determined that all five deliverables listed above had value to us on a stand-alone basis and therefore five units of accounting were identified. We determined, however, that the best estimate for the selling price of the initial transfer of technology, transfer of certain materials and materials know-how, the additional transfer of materials and participation on the JSC and JDC were all inconsequential. As such, we recognized the total arrangement consideration as revenue during the year ended December 31, 2017. Under the Zai Collaboration Agreement, Zai will pay taxes incurred in the Zai Territory by us on our behalf and deduct these taxes from the payments due to us. Withholding and other value-added taxes of $0.8 million were incurred on the $7.5 million upfront payment. As such, we received $6.7 million, net of taxes, during the year ended December 31, 2017. These taxes were paid by Zai on behalf of us.

Purdue Pharma L.P.

On October 28, 2016, in satisfaction of our payment obligation of the proceeds of sale or disposition of the Intermezzo assets to the former Transcept stockholders under the Merger Agreement, we executed a royalty sharing agreement, or the Royalty Sharing Agreement, with the Special Committee of our Board of Directors, a committee established in connection with the Merger. Under the Royalty Sharing Agreement, we agreed to pay to the former Transcept stockholders fifty percent of all royalty income received by us pursuant to the Purdue Collaboration Agreement, net of all costs, fees and expenses incurred by us in connection with the Purdue Collaboration Agreement, related agreements, the Intermezzo product and the administration of the royalty income to the Transcept stockholders. We recognize all royalty income received from Purdue Pharma upon the sale of Intermezzo.

For the years ended December 31, 2017 and 2016, we recognized $0.1 million and $29,000, respectively, of royalty revenue from our Purdue Collaboration Agreement. No royalty revenue was recognized for the years ended December 31, 2015 and 2014. We will continue to recognize royalty revenue upon the sale of the relevant products, provided there are no remaining performance obligations under the arrangement.

We did not enter into any significant multiple element arrangements during the years ended December 31, 2016 and 2015. We did not materially modify any of our other existing multiple element arrangements during the years ended December 31, 2017, 2016 or 2015.

Marketable Securities

We consider all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held primarily in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We classified all of our marketable securities at December 31, 2017 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period we intend to hold such securities. Available-for-sale securities are maintained by an investment manager and consist of U.S. treasury and government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized or accreted to interest expense or income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income or expense. There were no material realized gains or losses on marketable securities recognized for the years ended December 31, 2017 and 2016.

We review marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations and comprehensive loss if we have experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that we will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity and duration of the impairment and changes in value subsequent to the end of the period. There were no other-than-temporary impairments of investments recognized for the years ended December 31, 2017 and 2016.

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

Stock-Based Compensation

We account for our stock-based awards in accordance with ASC 718, Compensation—Stock Compensation, or ASC 718, which requires all stock-based payments to employees, including grants of employee stock options, modifications to existing stock options, and restricted stock unit awards, to be recognized as expense based on their fair values. We recognize the compensation cost of awards subject to performance-based vesting conditions over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance. If achievement of the performance condition is not probable, but the award will vest based on the service condition, we recognize the expense over the requisite service period. We account for stock-based awards to non-employees using the fair value method on a straight-line basis over the associated service period of the award in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees.

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

As of January 1, 2017, we adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. In connection with the adoption, we made an accounting policy change. Prior to adoption, we estimated forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from the estimates. We used historical data to estimate pre-vesting option forfeitures to the extent that actual forfeitures differed from our estimates, the difference was recorded as a cumulative adjustment in the period the estimates were revised. Upon adoption, we recognize the effect of forfeitures in compensation cost when they occur. We recorded a cumulative-effect catch-up adjustment to equity of $0.7 million upon adoption. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

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

The Company adopted ASC 606, Revenue from Contracts with Customers, or ASC 606, as of January 1, 2018 using the full retrospective approach. The Company is evaluating the complete impact of the adoption of ASC 606 on its consolidated financial position and results of operations and currently does not expect ASC 606 to have a material impact on revenue previously recognized under the Company’s Allergan, Zai and Purdue Collaboration Agreements. The Company implemented appropriate changes to its internal controls to support revenue recognition, including controls to monitor the probability of achievement of contingent milestone payments, and additional revenue-related disclosures under the new standard.

Upon adoption of ASC 606, the accounting for contingent milestone payments under the Company’s collaboration agreements changed. ASC 606 does not contain guidance specific to milestone payments, thereby requiring contingent milestone payments to be considered in accordance with the overall model of ASC 606 as variable consideration. Revenue from contingent milestone payments may be recognized earlier under ASC 606 than under ASC 605, Revenue Recognition, based on an assessment at each reporting date of the probability of achievement of the underlying milestone event. This assessment may, in certain circumstances, result in the recognition of revenue related to a contingent milestone payment before the milestone event has been achieved. The Company will recognize all future milestone payments in accordance with ASC 606.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which simplifies certain elements of cash flow classification. The new standard clarifies certain aspects of the statement of cash flows, including the classification of contingent consideration payments made after a business combination and several other clarifications not currently applicable to the Company. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The ASU is effective for annual periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on our consolidated statements of cash flows upon adoption.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, or ASU 2016-18. The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. We expect the adoption to have an impact on our consolidated statement of cash flows as, upon adoption, it will include our restricted cash balance in the cash and cash equivalents reconciliation of operating, investing and financing activities.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope Modification Accounting.  The new standard is intended to reduce the diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award.  The new standard will be effective beginning January 1, 2019. The adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations upon adoption.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future years (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$5,804	$1,084	$3,298	$1,422	$—
Licenses	275	25	50	50	150
Long-term debt	60,000	—	60,000		—
Total contractual cash obligations	$66,079	$1,109	$63,348	$1,472	$150

Leases

We lease our Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases expiring in 2021 and 2024, respectively.

We entered into the original King of Prussia and Boston leases in January 2015 and April 2015, respectively. The lease terms under the original agreements were for six and four years, respectively. Each agreement had one renewal option for an extended term. The King of Prussia and Boston lease terms under the original agreements began in June 2015 and July 2015, respectively.

We executed an amended lease agreement on our Boston office space in July 2016. The amended lease agreement added 4,153 rentable square feet of office space and extended the original lease term by two years. The total revised lease commitment of $3.4 million is over a remaining four-year lease term. In accordance with the amended lease agreement, we paid a security deposit of $0.1 million. We are required to make additional payments under the facility operating leases for taxes, insurance, and other operating expenses incurred during the lease period. In addition, the lease provided an incentive from the landlord of up to $0.2 million in tenant improvements. We capitalized all leasehold improvements as fixed assets. Accordingly, we also recorded a related financing obligation in “other long-term liabilities” on our consolidated balance sheet. These amounts will be treated as a reduction to rent expense over the lease term. Subsequent to the amended lease agreement, we will record monthly rent expense of approximately $54,000 for the Boston office space.

We executed an amended lease agreement on our King of Prussia office space in October 2016.  The amended lease agreement is for 19,708 rentable square feet of office space, for a total commitment of $3.3 million with respect to which lease payments became due beginning once we took control of such office space during the first quarter of 2017. The total lease commitment is over a seven-year and seven-month lease term. The amended lease agreement contains rent escalation and a partial rent abatement period, which is accounted for as rent expense under the straight-line method.  We are required to make additional payments under the facility operating leases for taxes, insurance, and other operating expenses incurred during the operating lease period.

Licenses

Under a license agreement with Tufts University, or Tufts, we are required to make aggregate regulatory milestone payments of up to $300,000 associated with the first Phase 3 clinical trials, filing of an NDA, and approval of its first product candidate, $150,000 of which has been paid. We are also obligated to pay Tufts a minimum royalty payment in the amount of $25,000 per year. We also agreed to pay Tufts royalties based on gross sales of products, as defined in the agreement, ranging in the low single digits depending on the applicable field of use for such product sale. Also, if we enter into a sublicense under the agreement, based on the applicable field of use for such product, we agreed to pay Tufts a percentage, ranging from 10% to 14% (ten percent to fourteen percent) for compounds other than omadacycline, and a percentage in the single digits for the compound omadacycline, of that portion of any sublicense issue fees or maintenance fees received by us that are reasonably attributable to the sublicense of the rights granted to us under the Tufts License Agreement  and the lesser of a percentage, ranging from the low tens to the high twenties based on the applicable field of use for such product, of the royalty payments made to us by the sublicensee or the amount of royalty payments that would have been paid by us to Tufts if we had sold the products. We paid a sublicense issue fee in the low six figures to Tufts during the year ended December 31, 2017 upon earning the $7.5 million upfront payment under the Zai Collaboration Agreement.

In September 2009, we and Novartis International Pharmaceutical Ltd., or Novartis, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. We and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, EMA, or any regulatory agency, but only to the extent we had not previously granted such commercialization rights related to omadacycline to another third party as of any such approval. We also agreed to pay Novartis a 0.25% royalty based on annual net sales of our omadacycline products. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $3.6 million for the year ended December 31, 2017 and 2016 included within “Other Long-Term Liabilities” on our consolidated balance sheet. There are no other payment obligations to Novartis under either the Novartis Agreement or the amended Novartis Letter Agreement.

Long-Term Debt

On September 30, 2015, we entered into the Loan Agreement with Hercules and certain other lenders and Hercules Technology Growth Capital, Inc. (as agent). We executed three amendments to the Loan Agreement subsequent to September 30, 2015, providing access to term loans with an aggregate principal amount of up to $60.0 million. As of December 31, 2017, we have drawn down on the full $60.0 million available to us. The last amendment executed in June 2017 extended the date on which we are required to begin making monthly principal installments from January 1, 2019 to January 1, 2020, subject to our receipt of marketing approval for our lead product candidate, omadacycline.  Beginning on January 1, 2019, or, if we achieve the Interest Only Period Extension Event, beginning on January 1, 2020, we will make payments in equal monthly installments of principal and interest, with the balance of outstanding loans due on the original maturity date of the Loan Agreement, as amended.

To date, we have issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P., a warrant to purchase 16,346 shares of our common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share and a warrant to purchase 18,574 shares of our common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per share. We also have issued a warrant to Hercules Capital, Inc. that is exercisable for an aggregate of 5,374 shares of our common stock at an exercise price of $23.26 per share.

As of December 31, 2017 and 2016, we have recorded a long-term debt obligation of $59.2 million, net of debt discount of $0.8 million and $39.0 million, net of debt discount of $1.1 million, respectively. Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03.

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

Commercial Supply Agreements

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

Patheon

In July 2017, we entered into a master manufacturing services agreement and corresponding product agreement with Patheon UK Limited, or Patheon.  The agreements provide for the terms and conditions under which Patheon will manufacture, package and supply to us, omadacycline in injectable form, or the Patheon Products. Under these agreements, we are required to deliver to Patheon the active pharmaceutical ingredient needed to manufacture the Patheon Products. We are obligated to pay a supply price in the six-digit dollar range per batch of the Patheon Products, subject to adjustments as provided in the agreements. If our omadacycline product is approved, we will also be subject to an annual minimum purchase requirement in the six-digit euro range. If we desire for Patheon to conduct additional services other than those expressly set forth in the agreements, those would be subject to additional fees.

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

We do not enter into financial instruments for trading or speculative purposes. Our cash, cash equivalents and investments balance as of December 31, 2017 consisted of cash and cash equivalents and U.S. treasury and government agency securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 10% of total liabilities as of December 31, 2017.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Paratek Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paratek Pharmaceuticals, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 6, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Boston, Massachusetts

March 6, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Paratek Pharmaceuticals, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows of Paratek Pharmaceuticals, Inc. for the year ended December 31, 2015. Paratek Pharmaceuticals, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Paratek Pharmaceuticals, Inc. for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Vienna, Virginia

March 9, 2016

Paratek Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except for share and par value)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$35,416	$52,962
Marketable securities	116,307	75,076
Restricted cash	162	817
Accounts receivable	5,041	—
Other receivables	848	323
Prepaid and other current assets	2,712	2,922
Total current assets	160,486	132,100
Long-term restricted cash	250	250
Fixed assets, net	1,711	1,188
Intangible assets, net	142	1,015
Goodwill	829	829
Other long-term assets	280	350
Total assets	$163,698	$135,732
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,555	$4,418
Other accrued expenses	10,874	6,372
Accrued contract research	2,360	9,566
Current portion of Intermezzo reserve	—	56
Total current liabilities	16,789	20,412
Long-term debt	59,186	38,974
Contingent obligations	71	655
Other liabilities	5,174	4,099
Total liabilities	81,220	64,140
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 27,941,015 and 23,358,637 issued and outstanding at December 31, 2017 and 2016, respectively	28	23
Additional paid-in capital	552,720	451,947
Accumulated other comprehensive loss	(158)	(16)
Accumulated deficit	(470,112)	(380,362)
Total stockholders’ equity	82,478	71,592
Total liabilities and stockholders’ equity	$163,698	$135,732

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue
Collaboration and royalty revenue	$12,616	$29	$—
Total revenue	12,616	29	—
Operating expenses:
Research and development	60,072	83,460	50,765
General and administrative	36,965	26,400	19,988
Impairment of intangible assets	743	—	2,860
Changes in fair value of contingent consideration	(584)	(345)	(3,560)
Total operating expenses	97,196	109,515	70,053
Loss from operations	(84,580)	(109,486)	(70,053)
Other income and expenses:
Interest income	1,377	1,069	—
Interest expense	(5,079)	(3,223)	(770)
Other gains (and losses), net	(34)	4	(37)
Net loss	(88,316)	(111,636)	(70,860)
Provision for income taxes	753	—	—
Net loss attributable to common stockholders	$(89,069)	$(111,636)	$(70,860)
Other comprehensive loss
Unrealized loss on available-for-sale securities, net of tax	(142)	(16)	—
Other comprehensive loss	(142)	(16)	—
Comprehensive loss	$(89,211)	$(111,652)	$(70,860)
Net loss per share attributable to common stockholders:
Basic and diluted net loss per common share	$(3.32)	$(5.51)	$(4.29)
Weighted average common shares outstanding
Basic and diluted	26,827,253	20,253,082	16,501,912

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	income (loss)	Deficit	Equity
Balances at December 31, 2014	14,417,936	$14	$293,076	$—	$(197,866)	$95,224
Exercise of stock options	56,897	1	246	—	—	247
Issuance of common stock, net of expenses	3,133,782	2	71,277	—	—	71,279
Issuance of warrants for common stock	—	—	288	—	—	288
Stock-based compensation expense	—	—	5,062	—	—	5,062
Net loss	—	—	—	—	(70,860)	(70,860)
Balances at December 31, 2015	17,608,615	$17	$369,949	$—	$(268,726)	$101,240
Exercise of stock options	2,508	—	11	—	—	11
Issuance of common stock, net of expenses	5,747,514	6	70,924	—	—	70,930
Issuance of warrants for common stock	—	—	271	—	—	271
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(16)	—	(16)
Stock-based compensation expense	—	—	10,792	—	—	10,792
Net loss	—	—	—	—	(111,636)	(111,636)
Balances at December 31, 2016	23,358,637	$23	$451,947	$(16)	$(380,362)	$71,592
Exercise of stock options	66,455	—	320	—	—	320
Issuance of common stock, net of expenses	4,332,126	5	82,791	—	—	82,796
Vesting of restricted stock unit awards	183,797	—	—	—	—	—
Issuance of warrants for common stock	—	—	79	—	—	79
Retroactive adjustment to beginning accumulated deficit and additional paid-in capital resulting from adoption of ASU 2016-09	—	—	681		(681)	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(142)	—	(142)
Stock-based compensation expense	—	—	16,902	—	—	16,902
Net loss	—	—	—	—	(89,069)	(89,069)
Balances at December 31, 2017	27,941,015	$28	$552,720	$(158)	$(470,112)	$82,478

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(89,069)	$(111,636)	$(70,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,268	2,303	714
Stock-based compensation expense	16,902	10,792	5,062
Noncash interest expense	406	241	548
Impairment of intangible assets	743	—	2,860
Change in fair value of contingent consideration	(584)	(345)	(3,560)
Other gains, net	—	—	17
Changes in operating assets and liabilities
Accounts receivable, prepaid, and other current assets	(4,833)	4,960	(2,705)
Accounts payable and accrued expenses	(4,223)	2,062	14,021
Other liabilities and other assets	816	(2,475)	(779)
Net cash used in operating activities	(78,574)	(94,098)	(54,682)
Investing activities
Purchase of fixed assets	(1,117)	(690)	(856)
Purchase of marketable securities	(180,289)	(135,799)	—
Proceeds from maturities of marketable securities	131,250	60,106	—
Proceeds from sales of marketable securities	7,499	—	—
Decrease in restricted cash	655	1,626	253
Net cash used in investing activities	(42,002)	(74,757)	(603)
Financing activities
Proceeds from exercise of stock options	320	11	247
Proceeds from issuance of long-term debt, net of costs	19,915	19,574	19,205
Proceeds from issuance of common stock, net	82,795	70,930	71,279
Net cash provided by financing activities	103,030	90,515	90,731
Net increase (decrease) in cash	(17,546)	(78,340)	35,446
Cash at beginning of year	52,962	131,302	95,856
Cash at end of year	$35,416	$52,962	$131,302
Supplemental disclosure of noncash financing activities
Fair value of warrants issued	$79	$271	$288
Supplemental disclosure of cash flow information
Cash paid for interest	$3,705	$1,582	$292

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	Organization

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

The Company has incurred significant losses since inception in 1996. The Company has generated an accumulated deficit of $470.1 million through December 31, 2017 and will require substantial additional funding in connection with the Company’s continuing operations to support commercial activities associated with its lead product candidate, omadacycline. Based upon the Company’s current operating plan, it anticipates that cash, cash equivalents and available for sale marketable securities of $151.7 million as of December 31, 2017, together with the $50.0 million in proceeds received in January 2018 from the sale of 3,205,128 shares of common stock, will enable the Company to fund operating expenses and capital expenditure requirements through at least the next twelve months from the filing date of this Annual Report on Form 10-K. The Company expects to finance future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding.  The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB, and pursuant to the rules and regulations of the SEC. Accounts payable and accrued expenses were reclassified on the Company’s balance sheet as of December 31, 2016 to conform to the current presentation..

Principles of Consolidation

The accompanying audited condensed consolidated financial statements include the results of operations of Paratek Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Paratek Pharma, LLC, Paratek Securities Corporation, Transcept Pharma, Inc., Paratek UK, Ltd, Paratek Bermuda, Ltd., and Paratek Ireland Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company classified all of its marketable securities at December 31, 2017 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities. Available-for-sale securities are maintained by an investment manager and consist of U.S. treasury and government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized or accreted to interest expense or income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income or expense. There were no material realized gains or losses on marketable securities recognized for the years ended December 31, 2017 and 2016.

The Company reviews marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations and comprehensive loss if the Company has experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that the Company will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and changes in value subsequent to the end of the period. There were no other-than-temporary impairments of investments recognized for the years ended December 31, 2017 and 2016.

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

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash, restricted cash, and accounts receivable. The Company places its cash in an accredited financial institution and this balance is above federally insured amounts. The Company has no off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements. For the year ended December 31, 2017, revenue consisted of upfront fees and milestone payments received in connection with the Company’s collaboration agreements with Allergan and Zai Lab (Shanghai) Co., Ltd., or Zai, and royalty income pursuant to the royalty sharing agreement, or the Royalty Sharing Agreement, entered into by the Company in October 2016 with the Special Committee of the Company’s Board of Directors, or the Special Committee.   Revenue for the year ended December 31, 2016 represents royalty income under the Royalty Sharing Agreement. For the year ended December 31, 2017, Allergan and Zai represented approximately 40% and 59%, respectively, of collaboration and royalty income. Allergan represented approximately 99% of “Accounts receivable” on the Company’s consolidated balance sheet as of December 31, 2017.

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

Costs for capital assets not yet placed into service have been capitalized as construction-in-progress and will be depreciated in accordance with the above guidelines once placed into service. The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If impairment is indicated, the asset will be written down to its estimated fair value on a discounted cash flow basis. Upon sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in results of operations. Repair and maintenance costs are expensed as incurred.

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is inherently subjective in nature and often involves the use of significant estimates and assumptions based on known facts and circumstances at the time we perform the valuation. The use of different assumptions, inputs and judgments or changes in circumstances could materially affect the results of the valuation and could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. The Company did not record an impairment charge relating to goodwill for the years ended December 31, 2017, 2016 and 2015.

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

Leases

The Company leases its facilities under non-cancelable operating leases that expire at various dates through 2024. The leases contain rent escalation and rent holiday, which are being accounted for as rent expense under the straight-line method. Deferred rent is included in accounts payable and other accrued expenses in the consolidated balance sheet. During 2016, the Company recorded a lease incentive obligation on the consolidated balance sheets representing a landlord incentive to reimburse the Company up to $0.2 million for construction on additional lease space in accordance with the Company’s executed amended lease agreement at its Boston office location. These amounts are treated as reduction to rent expense over the lease term.

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

The Company entered into a License and Collabortation Agreement with Zai, or the Zai Collaboration Agreement, in April 2017, pursuant to which Paratek Bermuda Ltd. granted Zai an exclusive license to develop, manufacture and commercialize omadacycline in the People’s Republic of China, Hong Kong, Macau and Taiwan for all human therapeutic and preventative uses other than biodefense. Zai is responsible for the development, manufacturing and commercialization of the licensed product in the Zai Territory, at its sole cost with certain assistance from Paratek Bermuda Ltd. Refer to Note 4, License and Collaboration Agreements, for further details surrounding the Zai Collaboration Agreement.

In satisfaction of the Company’s payment obligation of the proceeds of sale or disposition of the Intermezzo assets to the former Transcept stockholders under the Merger Agreement, the Company executed the Royalty Sharing Agreement in October 2016. Under the Royalty Sharing Agreement, the Company agreed to pay to the former Transcept stockholders fifty percent of all royalty income received by the Company pursuant to the collaboration agreement with Purdue Pharma, L.P., or Purdue Pharma, or the Purdue Collaboration Agreement, net of all costs, fees and expenses incurred by the Company in connection with the Purdue Collaboration Agreement, related agreements, the Intermezzo product and the administration of the royalty income to the Transcept stockholders. The Company recognizes all royalty income received from Purdue upon the sale of Intermezzo.

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

For the year ended December 31, 2017, the Company recognized revenue under the Zai Collaboration Agreement of $7.5 million, which represents an upfront payment made by Zai upon execution of the Zai Collaboration Agreement. The Company also recognized revenue of $5.0 million as a milestone payment earned from Allergan upon NDA acceptance of sarecycline by the FDA. The Company did not enter into any significant multiple element arrangements during the years ended December 31, 2016 and 2015. The Company did not materially modify any of its other existing multiple element arrangements during the years ended December 31, 2017, 2016 or 2015.

For the years ended December 31, 2017 and 2016, , Company recognized $0.1 million and $29,000, respectively, of royalty revenue from the Purdue Collaboration Agreement. No royalty revenue was recognized for the year ended December 31, 2015.  The Company will continue to recognize royalty revenue upon the sale of the relevant products, provided there are no remaining performance obligations under the arrangement.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that the Company would be able to realize our deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with Accounting Standards Codification 740, Income Taxes, or ASC 740, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. The Company has not recorded interest and penalties related to any unrecognized tax benefits in the years ended December 31, 2017, 2016 and 2015.

Stock-Based Compensation

The Company accounts for its stock-based awards in accordance with ASC 718, Compensation—Stock Compensation, or ASC 718, which requires all stock-based payments to employees, including grants of stock options, modifications to existing stock options, and restricted stock unit awards, to be recognized as expense based on their fair values. The Company recognizes the compensation cost of awards subject to performance-based vesting conditions over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance using the accelerated attribution method. If achievement of the performance condition is not probable, but the award will vest based on the service condition, the Company recognizes the expense over the requisite service period. A change in the requisite service period that does not change the estimate of the total compensation cost (i.e., it doesn’t affect the grant-date fair value or quantity of awards to be recognized) is recognized prospectively over the remaining requisite service period. The Company accounts for stock-based awards to non-employees using the fair value method on a straight-line basis over the associated service period of the award. The Company expenses restricted stock unit awards to employees based on the fair value of the award on a straight-line basis over the associated service period of the award.

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

As of January 1, 2017, the Company adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. In connection with the adoption, the Company made an accounting policy change. Prior to adoption, the Company estimated forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from the estimates. The Company used historical data to estimate pre-vesting option forfeitures to the extent that actual forfeitures differed from our estimates, the difference was recorded as a cumulative adjustment in the period the estimates were revised. Upon adoption, the Company recognizes the effect of forfeitures in compensation cost when they occur. The Company recorded a cumulative-effect catch-up adjustment to equity of $0.7 million upon adoption.

Comprehensive Income (Loss)

Comprehensive income (Loss) is defined as the change in non-owner sources of equity of a business enterprise during a period from transactions, other events and circumstances and currently consists of net loss and changes in unrealized gains and losses on available-for-sale securities.

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

The Company adopted ASC 606, Revenue from Contracts with Customers, or ASC 606, as of January 1, 2018 using the full retrospective approach. The Company is evaluating the complete impact of the adoption of ASC 606 on its consolidated financial position and results of operations and currently does not expect ASC 606 to have a material impact on revenue previously recognized under the Company’s Allergan, Zai and Purdue Collaboration Agreements. The Company implemented appropriate changes to its internal controls to support revenue recognition, including controls to monitor the probability of achievement of contingent milestone payments, and additional revenue-related disclosures under the new standard.

Upon adoption of ASC 606, the accounting for contingent milestone payments under the Company’s collaboration agreements changed. ASC 606 does not contain guidance specific to milestone payments, thereby requiring contingent milestone payments to be considered in accordance with the overall model of ASC 606 as variable consideration. Revenue from contingent milestone payments may be recognized earlier under ASC 606 than under ASC 605, Revenue Recognition, based on an assessment at each reporting date of the probability of achievement of the underlying milestone event. This assessment may, in certain circumstances, result in the recognition of revenue related to a contingent milestone payment before the milestone event has been achieved. The Company will recognize all future milestone payments in accordance with ASC 606.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which simplifies certain elements of cash flow classification. The new standard clarifies certain aspects of the statement of cash flows, including the classification of contingent consideration payments made after a business combination and several other clarifications not currently applicable to the Company. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The ASU is effective for annual periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated statements of cash flows upon adoption.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, or ASU 2016-18. The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company expects the adoption to have an impact on its consolidated statement of cash flows as, upon adoption, it will include the Company’s restricted cash balance in the cash and cash equivalents reconciliation of operating, investing and financing activities.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope Modification Accounting.  The new standard is intended to reduce the diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award.  The new standard will be effective beginning January 1, 2019. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations upon adoption.

3.	Net Loss Per Share Available to Common Stockholders

Basic net loss per share available to common stockholders is calculated by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method or the as if converted method, as applicable. For purposes of this calculation, stock options and common stock warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share available to common stockholders when their effect is dilutive.

The following table presents the computation of basic and diluted net loss per share.

	Year Ended December 31,
	2017	2016	2015
Numerator
Net loss attributable to common stockholders	(89,069)	(111,636)	(70,860)
Denominator
Weighted-average common shares outstanding— basic and diluted	26,827,253	20,253,082	16,501,912
Net loss per share—basic and diluted	$(3.32)	$(5.51)	$(4.29)

The following outstanding shares subject to options and warrants to purchase common stock were antidilutive due to a net loss in the years presented and, therefore, were excluded from the dilutive securities computation as of the dates indicated below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Excluded potentially dilutive securities (1):
Shares subject to options to purchase common stock	3,608,907	2,780,791	2,242,890
Unvested restricted stock units	1,167,703	454,000	275,500
Shares subject to warrants to purchase common stock	84,828	79,454	47,426
Shares issuable under employee stock purchase plan	36,539	36,539	36,539
Totals	4,897,977	3,350,784	2,602,355

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the year end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

4.	License and Collaboration Agreements

Zai Lab (Shanghai) Co., Ltd.

On April 21, 2017, Paratek Bermuda Ltd., a wholly-owned subsidiary of Paratek Pharmaceuticals, Inc., and Zai entered into the Zai Collaboration Agreement. Under the terms of the Zai Collaboration Agreement, Paratek Bermuda Ltd. granted Zai an exclusive license to develop, manufacture and commercialize omadacycline, or the licensed product, in the People’s Republic of China, Hong Kong, Macau and Taiwan, or the Zai territory, for all human therapeutic and preventative uses other than biodefense. Zai will be responsible for the development, manufacturing and commercialization of the licensed product in the Zai territory, at its sole cost with certain assistance from Paratek Bermuda Ltd.

Under the terms of the Zai Collaboration Agreement, Paratek Bermuda Ltd. earned an upfront cash payment of $7.5 million, before taxes, and is eligible to receive up to $14.0 million in potential regulatory milestone payments and $40.5 million in potential commercial milestone payments, the next being $5.0 million upon approval by the FDA of an NDA submission in the CABP indication. Zai will also pay Paratek Bermuda Ltd. tiered royalties at a low double digit to mid-teen percent on net sales of the licensed product in the Zai territory.

The Zai Collaboration Agreement will continue, on a region-by-region basis, until the expiration of and payment by Zai of all Zai’s payment obligations, which is until the later of: (i) the abandonment, expiry or final determination of invalidity of the last valid claim within the Paratek patents that covers the licensed product in the region in the Zai territory in the manner that Zai or its affiliates or sublicensees exploit the licensed product or intend for the licensed product to be exploited; or (ii) the eleventh anniversary of the first commercial sale of such licensed product in such region.

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

The consideration allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. The Company determined that each potential future clinical, regulatory and commercialization milestone is substantive. In making this determination, pursuant to the accounting guidance on revenue recognition for milestone payments, the Company considered and concluded that each individual milestone: (i) relates solely to the past performance of the intellectual property to achieve the milestone; (ii) is reasonable relative to all of the deliverables and payment terms in the arrangement; and (iii) is commensurate with the enhanced value of the intellectual property as a result of the milestone achievement. As the Company’s obligations under this arrangement have been completed, all future milestones, which are all considered substantive, will be recognized as revenue when achieved. Therefore, the Company excluded from the allocable consideration the milestone payments and royalties, regardless of the probability that such milestone and royalty payments will be made, until the events that give rise to such payments occur. In addition, all regulatory milestones in the Zai Collaboration Agreement are considered substantive on the basis of the contingent nature of the milestone, including factors such as regulatory and other risks that must be overcome to achieve each milestone as well as the level of effort and investment required.  Accordingly, such amounts will be recognized in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met.  All commercial milestones will be accounted for in the same manner as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

The Company determined that all five deliverables listed above had value to the Company on a stand-alone basis and therefore five units of accounting were identified. The Company determined, however, that the best estimate for the selling price of the initial transfer of technology, transfer of certain materials and materials know-how, the additional transfer of materials and participation on the JSC and JDC were all inconsequential. As such, the Company recognized the total arrangement consideration as revenue during the year ended December 31, 2017.

Under the Zai Collaboration Agreement, Zai will pay taxes incurred in the Zai territory by Paratek on Paratek’s behalf and deduct these taxes from the payments due to Paratek. Withholding and other value-added taxes of $0.8 million were incurred on the $7.5 million upfront payment. As such, the Company received $6.7 million, net of taxes, during the year ended December 31, 2017. These taxes were paid by Zai on behalf of the Company.

During the year ended December 31, 2017, the Company recognized revenue under the Zai Collaboration Agreement of $7.5 million, which represents an upfront payment made by Zai upon execution of the Zai Collaboration Agreement.

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

Under the terms of the Allergan Collaboration Agreement, Allergan is responsible for and is obligated to use commercially reasonable efforts to develop and commercialize tetracycline compounds that are specified in the agreement for the treatment of acne. Allergan failed to elect to advance the development of sarecycline for the treatment of rosacea in accordance with the terms of the agreement so the license granted to Allergan was converted to a non-exclusive license for the treatment of rosacea as of December 2014. The Company has agreed during the term of the Allergan Collaboration Agreement not to directly or indirectly develop or commercialize any tetracycline compounds in the United States for the treatment of acne and rosacea, and Allergan has agreed during the term of the Allergan Collaboration Agreement not to directly or indirectly develop or commercialize any tetracycline compound included as part of the agreement for any use other than as provided in the agreement.

The Company earned an upfront fee in the amount of $4.0 million upon the execution of the Allergan Collaboration Agreement, $1.0 million upon filing of an Investigational New Drug Application in 2010, and $2.5 million upon initiation of Phase 2 trials in 2012. In December 2014, the Company earned $4.0 million upon initiation of Phase 3 trials associated with the Allergan Collaboration Agreement. The Company also earned a $5.0 million milestone payment from Allergan upon the FDA’s acceptance of Allergan’s NDA for sarecycline, or Seysara™, in December 2017. The $5.0 million milestone payment is included within “Accounts receivable” on the Company’s consolidated balance sheet and “Collaboration and royalty revenue” on the Company’s consolidated statements of operations and comprehensive loss as and for the year ended December 31, 2017, respectively. The amount was subsequently collected in 2018.

Allergan may be required to pay the Company a future milestone payment of $12.0 million upon receipt of commercialization regulatory approval from the FDA. Allergan is also obligated to pay the Company tiered royalties, ranging from the mid-single digits to the low double digits, based on net sales of tetracycline compounds developed under the Allergan Collaboration Agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term. Allergan’s obligation to pay the Company royalties for each tetracycline compound it commercializes under the Allergan Collaboration Agreement expires on the later of the expiration of the last to expire patent that covers the tetracycline compound in the United States and the date on which generic drugs that compete with the tetracycline compound reach a certain threshold market share in the United States.

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

The Company determined whether the performance obligations under the Allergan Collaboration Agreement could be accounted for separately or as a single unit of accounting. The Company determined that the license, participation on steering committees and research and development services performance obligations during the research period of the Allergan Collaboration Agreement represented a single unit of accounting. As the Company could not reasonably estimate its level of effort, the Company recognized revenue from the upfront payment, milestone payment and research and development services payments using the contingency-adjusted performance model over the expected development period. The development period was completed in June 2010. Under this model, when a milestone was earned or research and development services were rendered, revenue was immediately recognized on a pro-rata basis in the period the milestone was achieved or services were delivered based on the time elapsed from the effective date of the agreement. Thereafter, the remaining portion was recognized on a straight-line basis over the remaining development period. The Company has determined that each potential future clinical, regulatory and commercialization milestone is substantive. In making this determination, pursuant to the accounting guidance on revenue recognition for milestone payments, the Company considered and concluded that each individual milestone: (i) relates solely to the past performance of the intellectual property to achieve the milestone; (ii) is reasonable relative to all of the deliverables and payment terms in the arrangement; and (iii) is commensurate with the enhanced value of the intellectual property as a result of the milestone achievement. As the Company’s obligations under this arrangement have been completed, all future milestones, which are all considered substantive, will be recognized as revenue when achieved. As such, the Company recognized revenue from the $5.0 million milestone payment from Allergan upon the FDA’s acceptance of Allergan’s NDA for sarecycline upon achievement of the milestone in December 2017.

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

Tufts University

In February 1997, the Company and Tufts entered into a license agreement under which the Company acquired an exclusive license to certain patent applications and other intellectual property of Tufts related to the drug resistance field to develop and commercialize products for the treatment or prevention of bacterial or microbial diseases or medical conditions in humans or animals or for agriculture. The Company subsequently entered into eleven amendments to that agreement, collectively the Tufts License Agreement, to include patent applications filed after the effective date of the original license agreement, to exclusively license additional technology from Tufts, to expand the field of the agreement to include disinfectant applications, and to change the royalty rate and percentage of sublicense income paid by the Company to Tufts under sublicense agreements with specified sublicensees. The Company is obligated under the Tufts License Agreement to provide Tufts with annual diligence reports and a business plan and to meet certain other diligence milestones. The Company has the right to grant sublicenses of the licensed rights to third parties, which will be subject to the prior approval of Tufts unless the proposed sublicensee meets a certain net worth or market capitalization threshold. The Company is primarily responsible for the preparation, filing, prosecution and maintenance of all patent applications and patents covering the intellectual property licensed under the Tufts License Agreement at its sole expense. The Company has the first right, but not the obligation, to enforce the licensed intellectual property against infringement by third parties.

The Company issued Tufts 1,024 shares of the Company’s common stock on the date of execution of the original license agreement, and the Company may be required to make certain payments of up to $0.3 million to Tufts upon the achievement by products developed under the agreement of specified development and regulatory approval milestones. The Company has already made a payment of $50,000 to Tufts for achieving the first milestone following commencement of the Phase 3 clinical trial for omadacycline and a payment of $100,000 to Tufts for achieving the second milestone following its first marketing application (NDA) submitted in the United States. The Company is also obligated to pay Tufts a minimum royalty payment in the amount of $25,000 per year. In addition, the Company is obligated to pay Tufts royalties based on gross sales of products, as defined in the agreement, ranging in the low single digits depending on the applicable field of use for such product sale. If the Company enters into a sublicense under the agreement, based on the applicable field of use for such product, the Company will be obligated to pay Tufts (i) a percentage, ranging from 10% to 14% (ten percent to fourteen percent) for compounds other than omadacycline, and a percentage in the single digits for the compound omadacycline, of that portion of any sublicense issue fees or maintenance fees received by the Company that are reasonably attributable to the sublicense of the rights granted to the Company under the Tufts License Agreement and (ii) the lesser of (a) a percentage, ranging from the low tens to the high twenties based on the applicable field of use for such product, of the royalty payments made to the Company by the sublicensee or (b) the amount of royalty payments that would have been paid by the Company to Tufts if it had sold the product. The Company paid a sublicense issue fee to Tufts during the year ended December 31, 2017 upon earning the $7.5 million upfront payment under the Zai Collaboration Agreement.

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

Purdue Pharma L.P.

In July 2009, the Company and Purdue Pharma entered into the Purdue Collaboration Agreement, which grants an exclusive license to Purdue Pharma to commercialize Intermezzo in the United States and pursuant to which:

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

Past Collaborations

Novartis

In September 2009, the Company and Novartis International Pharmaceutical Ltd., or Novartis, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. We and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, EMA, or any regulatory agency, but only to the extent the Company had not previously granted such commercialization rights related to omadacycline to another third party as of any such approval. The Company also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by the Company in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $3.6 million for the year ended December 31, 2017 and 2016 included within “Other Long-Term Liabilities” on the Company’s consolidated balance sheet. There are no other payment obligations to Novartis under the Novartis Agreement or the amended Novartis Letter Agreement.

5.	Restricted Cash

Short-term restricted cash

Intermezzo Reserve

As of December 31, 2017, restricted cash of $0.2 million represents royalty income received but not yet paid to former Transcept stockholders as part of the royalty sharing agreement, or the Royalty Sharing Agreement, executed by the Company on October 28, 2016 with the Special Committee. See Note 12, Fair Value Measurements, for more information on the Royalty Sharing Agreement. Included in the balance as of December 31, 2016, was the remainder of the Intermezzo reserve of $0.1 million, established in accordance with the Merger Agreement, which was comprised of unpaid legal fees.

Letter of Credit

During the year ended December 31, 2016, the Company obtained a letter of credit in the amount of $0.8 million, which is collateralized with a bank account at a financial institution, to secure value-added tax registration in certain foreign countries. The letter of credit was cancelled by the Company during the first quarter of 2017.

Long-term restricted cash

Letter of Credit

The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. Refer to Note 16, Commitments and Contingencies, for further details. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of December 31, 2017 and 2016, naming the landlord as beneficiary.

6. Cash and Cash Equivalents and Marketable Securities

The following is a summary of available-for-sale securities as of December 31, 2017 (in thousands):

	Amortized Cost	Unrealized Gains		Unrealized Losses	Fair Value
December 31, 2017
U.S. treasury securities	$114,666		$—	$(158)	$114,508
Government agencies	1,799		—	—	1,799
Total	$116,465	$		$(158)	$116,307
December 31, 2016
U.S. treasury securities	$62,574		$—	$(18)	$62,556
Government agencies	12,518		2	—	12,520
Total	$75,092		$2	$(18)	$75,076

No available-for-sale securities held as of December 31, 2017 have remaining maturities greater than one year.

7.	Fixed Assets, Net

Fixed assets consist of the following (in thousands):

	Estimated	December 31,
	Useful Life In Years	2017	2016
Office equipment	5	$866	$443
Computer equipment	3	412	251
Computer software	3	787	787
Leasehold improvements		860	137
Construction-in-progress		—	391
Gross fixed assets		2,925	2,009
Less: Accumulated depreciation and amortization		(1,214)	(821)
Net fixed assets		$1,711	$1,188

In addition, leasehold improvements are amortized over the shorter of the lease term or the estimated useful economic lives of the related assets.

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was approximately $0.6 million, $0.3 million, and $0.1 million, respectively, which is included in general and administrative and research and development expense on the accompanying consolidated statements of operations.

Construction-in-progress as of December 31, 2016 includes $0.4 million related to construction costs incurred by the Company at its Boston office location.

During 2017 and 2016, the Company retired a small amount of fixed assets with no gain or loss recognized.

8.	Intangible Assets, Net

Intermezzo product rights and the TO-2070 license rights were acquired through the Merger. Refer to Note 4, License and Collaboration Agreements, for further detail concerning Intermezzo and TO-2070.  Intangible assets are reviewed when events or circumstances indicate that the assets might be impaired. An impairment loss would be recognized when the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets.  If it is determined that the intangible asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying value of the intangible asset over its fair value.

Intermezzo product sales projections significantly declined during the year ended December 31, 2017 and as such, a recoverability test was performed each reporting period during 2017. The Company determined that the summation of the undiscounted cash flows through the year of patent expiration, or the estimated useful life of the asset, were less than the carrying value of the asset resulting in total impairment of $0.7 million for the year ended December 31, 2017.

The Company performed a recoverability test each reporting period during 2016. It was determined that the summation of the undiscounted future cash flow of the Intermezzo product rights were greater than the carrying value for all reporting periods. As such, the Company did not record an impairment charge during the year ended December 31, 2016.

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

Intangible assets consist of the following (in thousands):

	December 31,
	2017	2016
Intermezzo product rights	$142	$1,410
TO-2070 asset	170	170
Gross intangible assets	312	1,580
Less: Accumulated amortization	(170)	(565)
Net intangible assets	$142	$1,015

After the impairment charge, the Intermezzo product rights are being amortized over a remaining useful life of 12 years as of December 31, 2017. TO-2070 product rights are fully amortized as of December 31, 2017.

Total amortization expense for the years ended December 31, 2017, 2016, and 2015 was $0.1 million, $0.3 million and $0.6 million, respectively.

Amortization expense is expected to be as follows for the next five-year period (in thousands):

Amortization
Years Ended December 31,
2018	$12
2019	12
2020	12
2021	12
2022	12
Total	$60

9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016
Accrued legal costs	$257	$358
Accrued compensation	3,403	2,609
Intermezzo payable	124	49
Accrued professional fees	1,864	1,118
Accrued contract manufacturing	4,964	1,940
Accrued other	262	298
Total	$10,874	$6,372

10.	Common Stock

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

The Company completed an underwritten offering on May 5, 2015 of 3,089,000 shares of its common stock at a public offering price of $24.50 per share, which included 229,000 shares of its common stock issued upon the exercise, in part, by the underwriters of an option to purchase additional shares. The net proceeds received by the Company, after underwriting discounts and commissions and other offering expenses, were $70.4 million. The Company also completed an underwritten offering on June 27, 2016 of 4,887,500 shares of its common stock at a public offering price of $13.00 per share, which included 637,500 shares of its common stock issued upon the exercise, in full, by the underwriters of an option to purchase additional shares. The net proceeds received by the Company, after underwriting discounts and commissions and other estimated offering expenses, were $59.3 million.

In October 2015 and February 2017, the Company entered into Controlled Equity OfferingSM Sales Agreements, or the 2015 Sales Agreement and 2017 Sales Agreement, respectively, and collectively, the Sales Agreements, with Cantor Fitzgerald & Co., or Cantor, under which the Company could, at its discretion, from time to time sell shares of its common stock, with a sales value of up to $50.0 million under each Sales Agreement through Cantor. The Company provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares of the Company’s common stock under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act. The Company has sold all $50.0 million of shares of its common stock under the 2015 Sales Agreement. The Company received $36.9 million in proceeds, after deducting commissions of $1.1 million, from the sale of 2,326,119 shares of common stock under the 2015 Sales Agreement during the year ended December 31, 2017. The Company received $47.7 million in proceeds, after deducting commissions of $1.5 million, from the sale of 2,102,315 shares of common stock, as of February 28, 2018, under the 2017 Sales Agreement. As of February 28, 2018, no amount remains available for sale under the 2015 Sales Agreement and $0.8 million remains available for sale under the 2017 Sales Agreement.

The Company completed an underwritten offering on January 22, 2018 of 3,205,128 shares of its common stock. The total proceeds received by the Company were $50.0 million. Offering expenses incurred were approximately $0.2 million.

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

As described in Note 14, Long-term Debt, in connection with the Loan Agreement, the Company issued to each one of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 16,346 shares of its common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share, or the Hercules Warrants, on September 30, 2015. The Hercules Warrants’ total relative fair value of $0.3 million was determined using a Black-Scholes option-pricing model.  The Loan Amendment Warrants’ total fair value of $0.3 million was determined using a Black-Scholes option-pricing model with the following assumptions:

December 31, 2016
Volatility	60.2%
Weighted average risk-free interest rate	1.9%
Expected dividend yield	0.0%
Expected term	5 years

Additionally, in connection with the borrowing of the Third Tranche (as defined in Note 14, Long-term Debt) on June 27, 2017, the Company issued an additional warrant to Hercules Capital, Inc. to purchase 5,374 shares of its common stock at an exercise price of $23.26 per share, or the Additional Warrant. The Additional Warrant’s total relative fair value of $0.1 million was determined using a Black-Scholes option-pricing model with the following assumptions:

June 30, 2017
Volatility	67.8%
Weighted average risk-free interest rate	1.8%
Expected dividend yield	0.0%
Expected term	5 years

The Hercules Warrants, Loan Amendment Warrants and Additional Warrant, collectively referred to as the Warrants, may be exercised on a cashless basis. The Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the various agreements for the Warrants.

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

As a result of the Merger and concurrent recapitalization, there are no shares of preferred stock issued or outstanding as of December 31, 2017, 2016 and 2015.

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

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2017
Assets:
U.S. treasury securities	$114,508	$—	$—	$114,508
Government agencies	—	1,799	—	$1,799
Total Assets	$114,508	$1,799	$—	$116,307
Liabilities:
Contingent obligations	$—	$—	$71	$71
Total Liabilities	$—	$—	$71	$71

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2016
Assets:
U.S. treasury securities	$62,556	$—	$—	$62,556
Government agencies	—	12,520	—	$12,520
Total Assets	$62,556	$12,520	$—	$75,076
Liabilities:
Contingent obligations	$—	$—	$655	$655
Total Liabilities	$—	$—	$655	$655

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

i.

one hundred percent of any royalty income received by the Company prior to October 30, 2016, pursuant to the United States License and Collaboration Agreement, dated July 31, 2009, as amended November 1, 2011, by and between Transcept and Purdue Pharmaceutical Products L.P.;

ii.

one hundred percent of any payments received by the Company pursuant to the termination of a License Agreement with Shin Nippon Biomedical Laboratories, or SNBL, which granted the Company an exclusive worldwide license to commercialize SNBL’s proprietary nasal drug delivery technology for development of TO-2070, a proprietary nasal powder drug delivery system;

iii.

ninety percent of any cash proceeds from a sale or disposition of Intermezzo (less all fees and expenses incurred by the Company in connection with such sale or disposition following the closing date); provided such sale or disposition occurs prior to October 30, 2016;

iv.	the amount, if any, of the $3.0 million Intermezzo Reserve deposited at closing which is remaining at October 30, 2016.

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

The significant unobservable inputs used in the fair value measurement of the contingent obligation to former Transcept stockholders with respect to the Intermezzo product rights as of December 31, 2017 and December 31, 2016 were estimated future Intermezzo product revenues and associated royalties due to the Company as well as the appropriate discount rate given consideration to the market and forecast risk involved. The results of this valuation yielded a decrease in the contingent obligation to former Transcept stockholders of $0.6 and $0.3 million during the years ended December 31, 2017 and 2016, respectively. Significant increases or decreases in any of those inputs would result in a substantially lower or higher fair value measurement.

The contingent obligation associated with the TO-2070 license rights no longer exists as of December 31, 2017 since there were no payments received by the Company pursuant to the termination of the SNBL License Agreement prior to the second anniversary of the Merger. This yielded a decrease in the contingent obligation of $0.1 million during the twelve months ended December 31, 2016.

The following table provides a roll forward of the fair value of contingent obligations categorized as Level 3 instruments for the years ended December 31, 2017 and 2016 (in thousands):

Contingent liability— former Transcept stockholders
Balances at December 31, 2015	$1,000
Decrease in fair value	(345)
Balances at December 31, 2016	$655
Decrease in fair value	(584)
Balances at December 31, 2017	$71

13.	Stock-Based Compensation

Certain employees, officers, directors and consultants have been granted options and other equity instruments to purchase common shares under plans adopted in 1996, 2001, 2002, 2005, 2006, 2014 and 2015, or the 1996 Plan, the 2001 Plan, the 2002 Plan, the 2005 Plan, the 2006 Plan, the 2014 Plan, the 2015 Plan, respectively, the 2015 Inducement Plan and the 2017 Inducement Plan. The 2001 Plan, 2002 Plan, and 2006 Plan were former Transcept plans that carried forward to the date of the Merger. The 1996 Plan, 2001 Plan, 2002 Plan, and 2005 Plan were cancelled at the effective time of the Merger. The 2006 Plan and 2014 Plan survived the Merger. Upon effectiveness of the 2015 Plan no further awards will be granted under the 2006 Plan and 2014 Plan.

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

Stock option exercises and restricted stock units are settled with newly issued common stock from the 2006 Plan’s previously authorized and available pool of shares. A total of 200,206 shares of common stock was authorized for issuance pursuant to the 2006 Plan at the time of its most recent amendment and restatement in 2010, plus the number of shares of the Company’s common stock available for issuance under the 2001 Plan that were not subject to outstanding options, as of the effective date of such amendment and restatement of the 2006 Plan (including shares that are subject to stock options outstanding under the 2001 Plan that expired, were cancelled or otherwise terminated unexercised, or shares that otherwise would have reverted to the share reserve of the 2001 Plan following such effective date). The number of shares of common stock reserved for issuance under the 2006 Plan increased automatically on the first day of each fiscal year by a number of shares equal to the least of: (i) 5.0% of shares of the Company’s common stock outstanding on such date; (ii) 125,000 shares; or (iii) a smaller number determined by the Company’s Board of Directors. This provision resulted in an additional 125,000 shares, and 125,000 shares, and of the Company’s common stock becoming available for issuance on January 1, 2015 and January 1, 2014.

As of December 31, 2017 and 2016, no additional shares remained available for issuance the 2006 Plan.   All shares cancelled or forfeited during the years ended December 31, 2017 and 2016 became available for grant under the 2015 Plan.

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

Further, in February 2015 the Company’s Board of Directors modified the vesting terms of eight grants made to four executives of the Company aggregating 483,114 stock options previously granted under the 2014 Plan from strictly time-based vesting to include certain performance-based vesting terms associated with completion of data lock in the Company’s Phase 3 clinical trials of IV-to-oral omadacycline for the treatment of ABSSSI and CABP. The Company recognizes compensation cost for awards with performance conditions if and when it concludes that it is probable that the performance condition will be achieved over the requisite service period. The Phase 3 ABSSSI IV-to-oral study data lock occurred in June 2016. This resulted in the vesting of 212,516 stock options. The Phase 3 CABP IV-to-oral study data lock occurred in March 2017. This resulted in the vesting of 212,516 stock options. The sum of the incremental compensation cost and any remaining unrecognized compensation cost for the original award on the modification date was recognized, on a prospective basis, through the performance achievement dates.

During the year ended December 31, 2015, prior to the effectiveness of the 2015 Plan, the Company’s Board of Directors granted 24,000 stock options to directors, officers, employees and consultants to the 2014 Plan with time vesting provisions ranging from one to four years.  As of December 31, 2017 and 2016, no additional shares remained available for issuance the 2014 Plan. All shares cancelled or forfeited during the years ended December 31, 2017 and 2016 became available for grant under the 2015 Plan.

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

The number of shares available for issuance under the 2015 Plan was initially 1,200,000 shares, plus the number of shares that again become available for grant as a result of forfeited or terminated awards or shares withheld in satisfaction of the exercise price of withholding obligations associated with awards under the Prior Plans, not to exceed 2,000,000 shares. 1,397,050, 1,167,931  and 880,430 shares of common stock were automatically added to the shares authorized for issuance under the 2015 Plan on January 1, 2018, January 1, 2017 and January 1, 2016, respectively, pursuant to a “Share Reserve” provision contained in the 2015 Plan.  The Share Reserve will automatically increase on January 1st of each year, for the period commencing on (and including) January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur.

During the year ended December 31, 2017, the Company’s Board of Directors granted 869,000  restricted stock unit, or RSU, awards to executives and employees of the Company and 746,200 stock options to directors, officers, employees and consultants of the Company under the 2015 Plan. The stock option awards are subject to time-based vesting over a period of one to four years.  The RSU awards made to directors of the Company are subject to time-based vesting, with 100% of the shares of common stock subject to the RSUs vesting one year from the grant date. The grants also included performance-based RSU, or PRSU, awards to certain executives and employees of the Company. The PRSU awards issued in February 2017 have vested or will vest as follows: 20% of the PRSUs vested upon achievement of data lock for Study 16301 (oral only ABSSSI), which occurred in July 2017, or the First Milestone; 30% of the PRSUs shall vest upon achievement of IV and oral NDA filing acceptances, or the Second Milestone; and 50% of the PRSUs shall vest upon FDA approval of omadacycline, or the Third Milestone, provided, that, each of the First Milestone, the Second Milestone and the Third Milestone must occur no later than the fifth anniversary of the date of grant for the applicable portion of the PRSUs to vest. The PRSU awards issued in August 2017 shall become earned upon FDA approval of omadacycline, or the Milestone, and shall, upon achievement of the Milestone, be eligible to vest as to 100% of the PRSUs subject to the award on the first anniversary of the Milestone achievement date.

10,700 RSUs and 68,319 stock options granted under the 2015 Plan were cancelled or forfeited during the year ended December 31, 2017.

2017 Inducement Plan

In June 2017, the Company’s Board of Directors adopted the 2017 Inducement Plan in accordance with Nasdaq Rule 5635(c)(4), reserving 550,000 shares of common stock solely for the grant of inducement stock options to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company.

During the year ended December 31, 2017, the Company’s Board of Directors granted 222,800 stock options and 39,200 RSUs to employees of the Company under the 2017 Inducement Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards are time-based with 100% of the shares of common stock subject to the RSUs vesting three years from the grant date. 2,000 stock options granted under the 2017 Inducement Plan were forfeited during the year ended December 31, 2017.

Total shares available for future issuance under the 2015 Plan, 2015 Inducement Plan and 2017 Inducement Plan are 14,214, 73,167 shares and 290,000 shares, respectively, as of December 31, 2017.

A summary of stock option activity and related information through December 31, 2017 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted– Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding
Balances at December 31, 2016	2,780,791	$16.63	8.27	$8,809
Granted	969,000	17.25
Exercised	(66,455)	4.83
Cancelled or forfeited	(74,429)	16.97
Balances at December 31, 2017	3,608,907	$17.01	7.78	$13,311
Exercisable
December 31, 2017	2,173,767	$16.28	7.29	$10,119

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that were in the money at December 31, 2017 and 2016.

During the years ended December 31, 2017, 2016 and 2015, the Company granted stock options to purchase an aggregate of 969,000 shares, 723,500  shares and 1,522,269  shares of its common stock, under the equity plans described above, respectively, with weighted-average grant date fair values of options granted of $11.34, $9.14 and $13.45 , respectively.

The total intrinsic value of stock options exercised was $1.4 million, $0.0 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested balance at December 31, 2016	454,000	$19.67
Granted	908,200	$16.98
Released	(183,797)	$14.60
Forfeited	(10,700)	$14.14
Unvested balance at December 31, 2017	1,167,703	$18.43

During the year ended December 31, 2017 the Company granted 908,200 restricted stock units with a weighted-average grant date fair value per share of $16.98. During the year ended December 31, 2016 the Company granted 236,000 restricted stock units with a weighted-average grant date fair value per share of $14.07. During the year ended December 31, 2015, the Company granted 275,500 restricted stock units with a weighted-average grant date fair value per share of $24.43. The total fair value of restricted stock units vested during the year ended December 31, 2017 was $4.0 million.

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

The relevant data used to determine the value of the stock option grants is as follows:

	Year Ended December 31,
	2017	2016	2015
Volatility	75.5%	73.6%	60.2%
Weighted average risk-free interest rate	2.0%	1.4%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life of options (in years)	5.8	5.8	6.0

As of January 1, 2017, the Company adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. In connection with the adoption, the Company made an accounting policy change. Prior to adoption, the Company estimated forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from the estimates. The Company used historical data to estimate pre-vesting option forfeitures to the extent that actual forfeitures differed from our estimates, the difference was recorded as a cumulative adjustment in the period the estimates were revised. Upon adoption, the Company recognize the effect of forfeitures in compensation cost when they occur. The Company recorded a cumulative-effect catch-up adjustment to equity of $0.7 million upon adoption.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development expense	$5,513	$3,262	$1,233
General and administrative expense	11,389	7,530	3,829
Total stock-based compensation expense	$16,902	$10,792	$5,062

Total unrecognized stock-based compensation expense for all stock-based awards was $19.0 million at December 31, 2017. This amount will be recognized over a weighted-average period of 1.99 years.

Employee Stock Purchase Plan

The Company’s ESPP is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions and during specified offering periods under the plan. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. As of December 31, 2017 and 2016, 36,539 shares were available for issuance under the ESPP. Since the Merger, the Company has not made the ESPP available to employees.

Reserved Shares

At December 31, 2017, the Company has reserved shares of common stock for future issuance as follows:

Number of Shares
Equity plans:
Subject to outstanding options and restricted stock units	4,776,610
Available for future grants	377,381
Warrants	84,828
Employee stock purchase plan	36,539
Total	5,275,358

14.	Long-Term Debt

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

Upon an Event of Default, an additional 5.0% interest would be applied and Hercules could, at its option, accelerate and demand payment of all or any part of the loan together with the prepayment and end of term charges. An Event of Default is defined in the Loan Agreement as (i) failure to make required payments; (ii) failure to adhere to financial, operating and reporting loan covenants; (iii) an event or development occurs that would be reasonably expected to have a material adverse effect; (iv) false representations in the Loan Agreement; (v) insolvency, as described in the Loan Agreement; (vi) levy or attachments on any of the Company's assets; and (vii) default of any other agreement or subordinated debt greater than $1.0 million. In the event of insolvency, this acceleration and declaration would be automatic. In addition, in connection with the Loan Agreement, the Company agreed to provide Hercules with a contingent security interest in the Company's bank accounts. The Company's control of its bank accounts is not adversely affected unless Hercules elects to obtain unilateral control of the Company's bank accounts by declaring that an Event of Default has occurred. The principal of the Term Loan, which was not due within 12 months of December 31, 2017, has been classified as long-term as the Company determined that a material adverse effect resulting in Hercules exercising its rights under the subjective acceleration clause is remote.

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

Under the Second Amendment, discussed above, the end of term charge was equal to 4.5% of the issued principal balance of the Loan Agreement, and was payable at maturity, including in the event of any prepayment, and is being accrued as interest expense over the term of the loan using the effective interest method. Borrowings under the Loan Agreement, as amended, are still collateralized by substantially all of the assets of the Company.

On June 27, 2017, the Company and Hercules entered into a third amendment to the Loan Agreement, or the Third Amendment. The Third Amendment increased the amount that the Company may borrow by $10.0 million, from up to $50.0 million to up to $60.0 million, in multiple tranches. The additional $10.0 million tranche, or the Fourth Tranche, was available at the Company’s option through December 15, 2017. The Fourth Tranche shall bear interest and have the same maturity as all other loans outstanding under the Loan Agreement.

The Company borrowed the first tranche of $20.0 million upon the closing of the Loan Agreement on September 30, 2015, and the second tranche of $20.0 million on December 12, 2016, or collectively, the Initial Tranches.  Concurrently with the closing of the Third Amendment, the Company borrowed a third tranche of $10.0 million, or the Third Tranche.  The Third Amendment extended the date on which the Company is required to begin making monthly principal installments under the Loan Agreement from January 1, 2019 to January 1, 2020, subject to the Company’s receipt of marketing approval for the Company’s lead product candidate, omadacycline, or the Interest Only Period Extension Event.  Beginning on January 1, 2019, or, if the Company achieves the Interest Only Period Extension Event, beginning on January 1, 2020, the Company will make payments in equal monthly installments of principal and interest, with the balance of outstanding loans due on the original maturity date of the Loan Agreement. In connection with the Third Amendment, the Company paid Hercules a $0.1 million amendment fee.

The Third Amendment reduced the end of term charge due with respect to the Third Tranche from to 4.5% to 2.25% if the obligations under the Loan Agreement are repaid in full on or prior to September 30, 2017, following Hercules’ election not to consent to a proposed third-party, non-equity financing arrangement (excluding any stock issuance).  The end of term charge with respect to the Fourth Tranche is 2.25%.

If the Company prepays the loan prior to maturity, it will pay a prepayment charge, based on a percentage of the then outstanding principal balance, equal to (i) 1% with respect to the Third Tranche and the Fourth Tranche or (ii) 2% with respect to the Initial Tranches if the prepayment occurs prior to April 1, 2019, or equal to 0% if the prepayment occurs on or after April 1, 2019.

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

The modified terms under the Second Amendment and Third Amendment were not considered substantially different as compared to the terms of the Loan Agreement immediately prior to each of the Second Amendment and Third Amendment, pursuant to ASC 470-50, Modification and Extinguishment. As such, the Second Amendment and Third Amendment were accounted for as a debt modification. The $0.4 million amendment fee paid to Hercules in connection with the Second Amendment was recorded as debt discount and will be amortized as part of the effective yield. In addition, the unamortized discount on the original loan agreement will be amortized as an adjustment of interest expense over the remaining term of the modified debt using an updated effective interest rate. All costs incurred with third parties were expensed as incurred.

As of December 31, 2017 and 2016, the Company recorded a long-term debt obligation of $59.2 million, net of debt discount of $0.8 million and $39.0 million, net of debt discount of $1.1 million, respectively. Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03.

Future principal payments, which exclude the end of term charge, in connection with the Loan Agreement, as amended, as of December 31, 2017 are as follows (in thousands):

2018	$—
2019	33,140
2020	26,860
2021	—
2022 and thereafter	—
Total	$60,000

15.Income Taxes

(Loss) income before income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2017	2016	2015
United States	$(83,762)	$(98,465)	$(70,860)
Foreign	(4,554)	(13,171)	—
Total	$(88,316)	$(111,636)	$(70,860)

The components of income tax (benefit) expense consist of the following:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Foreign	753	—	—
Total	$753	$—	$—

There is no provision for income taxes in the United States because the Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred tax assets. The provision for income taxes in foreign jurisdictions relate to withholding taxes incurred in the Zai territory. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in valuation allowance.

On December 22, 2017, the new tax reform law, which is commonly referred to as the “Tax Cuts and Jobs Act”, or The Act, was signed into law by President Trump. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018 and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. The Company is in the process of quantifying the tax impacts of The Act. Due to the Company's full valuation allowance, no provisional tax expense or benefit associated with the re-measurement was recognized in the Company's consolidated statement of operations and comprehensive loss for the year ended December 31, 2017. However, the reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent resulted in increases to the amounts reflected in the “Change in valuation allowance” and "Impact of Tax Law Change" captions for the year ended December 31, 2017 in the Company’s tax reconciliation table compared to those amounts disclosed for the years ended December 31, 2016 and 2015. The change in the U.S. federal corporate tax rate, which is effective January 1, 2018, is also reflected in the Company’s deferred tax table.  The Company is still in the process of analyzing the impact to the Company of the Tax Act. On December 22, 2017, the SEC staff issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of The Act, which could result in changes to the provisional tax impacts during 2018.

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	35.00%	35.00%	35.00%
Change in valuation allowance	17.61	(37.31)	(46.61)
Permanent differences	0.66	0.17	1.67
State taxes, net of federal benefits	5.57	4.61	6.13
Withholding Tax	(0.85)	—	—
Impact of Tax Law Change	(59.79)	—	—
Foreign Rate Differential	(1.80)	(4.13)	—
Other	2.74	1.66	3.81
	(0.86)%	0.00%	0.00%

Significant components of the Company’s net deferred tax assets at December 31, 2017 and 2016 are as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Non-current deferred tax assets
Net operating losses	$69,977	$83,480
Accrued expenses	228	2,774
Capitalized research and development	24,904	29,882
Tax credit carryforwards	12,843	9,478
Other	47	100
Stock compensation and other	8,218	6,425
Total non-current deferred tax assets	116,217	132,139
Non-current deferred tax liabilities
Intangible assets	(39)	(408)
Total non-current deferred tax liabilities	(39)	(408)
Net non-current deferred tax asset	116,178	131,731
Less: valuation allowance	(116,178)	(131,731)
Net deferred tax asset	$—	$—

As of December 31, 2017, the Company had federal and state net operating loss carryforwards of $283.0 million and $168.0 million, respectively, which begin to expire in 2018.

As of December 31, 2017, the Company had federal and state research and development tax credits carryforwards of $9.0 million and $4.4 million, respectively, which began to expire in 2018.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of $116.2 million and $131.7 million, respectively, was established as of December 31, 2017 and 2016. A change in the Company’s valuation allowance was recorded in 2017, in the amount of $(15.5) million due primarily to the adjustment in the corporate tax rate from 35 percent to 21 percent enacted for 2018 partially offset by the generation of net operating losses.

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

During 2016, the Company performed a formal study to determine if any of its remaining net operating loss and credit attributes might be further limited due to the ownership change rules of Section 382 or Section 383 of the Internal Revenue Code of 1986, as amended. As a result of that study, the Company has identified certain net operating losses that might expire unused.  The Company has established a full valuation allowance against these attributes.

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

The Company is in the process of conducting a study of its research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until the study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheets or statements of operations if an adjustment were required.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The earliest tax years that remain subject to examination by jurisdiction is 2014 for both federal and Massachusetts. However, to the extent the Company utilizes net operating losses from years prior to 2014, the statute remains open to the extent of the net operating losses or other credits are utilized. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. There was no interest or penalties pertaining to uncertain tax positions in 2017 or 2016.

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

The Company executed an amended lease agreement on its Boston office space in July 2016. The amended lease agreement added 4,153 rentable square feet of office space and extended the original lease term by two years. The total revised lease commitment of $3.4 million is over a remaining four-year lease term.  In accordance with the amended lease agreement, the Company paid a security deposit of $0.1 million.  The Company is required to make additional payments under the facility operating leases for taxes, insurance, and other operating expenses incurred during the lease period. In addition, the lease provided an incentive from the landlord of up to $0.2 million in tenant improvements. The Company capitalized all leasehold improvements as fixed assets. Accordingly, the Company also recorded a related financing obligation in “other long-term liabilities” on the Company’s consolidated balance sheet. These amounts will be treated as a reduction to rent expense over the lease term. Subsequent to the amended lease agreement, the Company records monthly rent expense of approximately $54,000 for the Boston office space.

The Company executed an amended lease agreement on its King of Prussia office space in October 2016.  The amended lease agreement is for 19,708 rentable square feet of office space, for a total commitment of $3.3 million with respect to which lease payments became due beginning once the Company took control of such office space during the first quarter of 2017. The total lease commitment is over a seven-year and seven-month lease term. The amended lease agreement contains rent escalation and a partial rent abatement period, which is accounted for as rent expense under the straight-line method.  The Company is required to make additional payments under the facility operating leases for taxes, insurance, and other operating expenses incurred during the operating lease period.

Deferred rent of $0.5 million and $0.2 million is included in other liabilities and accounts payable and other accrued expenses, respectively, in the consolidated balance sheet as of December 31, 2017 and 2016.

Rent expense, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $1.0 million, $0.7 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is reflected in operating expenses.

Future minimum operating lease obligations under non-cancelable leases with initial terms of more than one-year are as follows (in thousands):

Minimum Lease Obligation
Years Ended December 31,
2018	1,084
2019	1,156
2020	1,178
2021	964
2022	508
2023 and thereafter	914
Total	$5,804

Commercial Supply Agreements

Cipan

In November 2016, the Company entered into a manufacturing and services agreement with CIPAN – Companhia Industrial Produtora de Antibióticos, or CIPAN. The agreement provides the terms and conditions under which CIPAN will manufacture and supply to the Company increased quantities of minocycline starting material and crude omadacycline, or the CIPAN Products, for purification into omadacycline and, subsequently, for use in our products that contain omadacycline as the active pharmaceutical ingredient. Under this agreement, the Company is obligated to pay a CIPAN Product price in the high three-digit U.S. Dollar range per kilogram for minocycline starting material and in the four-digit or five-digit U.S. Dollar range per kilogram for crude omadacycline, based on the annual volume of crude omadacycline that we order, subject to adjustments as set forth in the agreement. CIPAN will also perform certain services related to development, technology transfer and manufacturing of the CIPAN Products as provided in one or more statements of work, which shall set forth the fees payable by the Company to CIPAN for such services.

The Company’s agreement with CIPAN will remain in effect for a fixed initial term, after which the agreement will continue, with respect to each CIPAN Product, for successive renewal terms unless either the Company or CIPAN have given written notice of termination within a certain period prior to the expiration of either the initial or then-current renewal term. The agreement may also be terminated under certain other circumstances, including by either party due to a material uncured breach by the other party or the other party’s insolvency.

Carbogen

In December 2016, the Company entered into an outsourcing agreement with CARBOGEN AMCIS AG, or Carbogen. The agreement provides for the terms and conditions under which Carbogen will manufacture and supply to the Company the active pharmaceutical ingredient for our omadacycline product in bulk quantities, or the Carbogen Product. Under this agreement, the Company is responsible for the cost and supply of crude omadacycline that Carbogen requires to manufacture the Carbogen Products and perform related services. The Company is obligated to initially pay Carbogen an amount in the low seven-digit U.S. Dollar range per batch of Carbogen Product that the Company orders, depending on the size of the campaign, and the price may be adjusted in accordance with the terms of the agreement. The Company may also request that Carbogen perform certain services related to the Carbogen Product, for which the Company will pay reasonable compensation to Carbogen.

The Company’s agreement with Carbogen will remain in effect for a fixed initial term and both parties are obligated to use diligent efforts to come to a subsequent long-term agreement to replace this agreement no later than the end of such initial term. If the Company has not executed a replacement agreement with Carbogen by such time, this agreement will automatically be extended for a fixed period of time. The Company may terminate this agreement by delivering notice of termination to Carbogen prior to the expiration of the initial or subsequent term. The agreement may also be terminated under certain other circumstances, including by either party due to a material uncured breach by the other party or the other party’s insolvency.

Almac

In December 2016, the Company entered into a manufacturing and services agreement with Almac Pharma Services Limited, or Almac. The agreement provides for the terms and conditions under which Almac will manufacture, package and supply to the Company omadacycline oral solid dosage tablets in bulk form, or the Almac Products. Under this agreement, the Company is required to use commercially reasonable efforts to timely provide Almac with the active pharmaceutical ingredient needed to manufacture the Almac Products and perform related services. The Company is obligated to pay a supply price in the five-digit range in Great Britain Pounds per batch of the Almac Products, subject to adjustments as provided in the agreement. The Company will also negotiate with Almac, as part of each individual scope of work, the reasonable costs for the services to be performed for the Company by Almac.

The Company’s agreement with Almac will remain in effect for a fixed initial term, after which the agreement will continue for successive renewal terms unless either the Company or Almac have given written notice of termination within a certain period prior to the expiration of the initial or then-current renewal term. The agreement may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency.

Patheon

In July 2017, the Company entered into a master manufacturing services agreement and corresponding product agreement with Patheon UK Limited, or Patheon.  The agreements provide for the terms and conditions under which Patheon will manufacture, package and supply to the Company, omadacycline in injectable form, or the Patheon Products. Under these agreements, the Company is required to deliver to Patheon the active pharmaceutical ingredient needed to manufacture the Patheon Products. The Company  is obligated to pay a supply price in the six-digit dollar range per batch of the Patheon Products, subject to adjustments as provided in the agreements. If the Company’s omadacycline product is approved, the Company will also be subject to an annual minimum purchase requirement in the six-digit euro range. If the Company desires for Patheon to conduct additional services other than those expressly set forth in the agreements, those would be subject to additional fees.

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

Other Legal Proceedings

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually, or in the aggregate, a material adverse effect on its results of operations or financial condition. The Company does not believe that any of the above matters will result in a liability that is probable or estimable at December 31, 2017.

17.	401(k) Savings Plan

The Company maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Savings Plan’s matching formula. All matching contributions and participant contributions vest immediately. Contributions totaled $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2017, 2016, and 2015, respectively, and have been recorded in the consolidated statements of operations.

18.	Quarterly Results (Unaudited)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share data)
	(unaudited)
Revenue	$18	$7,514	$12	$5,072
Operating expenses	26,789	24,159	20,309	25,939
Loss from operations	(26,771)	(16,645)	(20,297)	(20,867)
Other expense, net	(899)	(785)	(1,027)	(1,025)
Provision for income tax	—	753	—	—
Net loss	$(27,670)	$(18,183)	$(21,324)	$(21,892)
Net loss per share - basic and diluted	$(1.14)	$(0.66)	$(0.77)	$(0.78)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share data)
	(unaudited)
Revenue	$—	$—	$—	$29
Operating expenses	30,732	29,752	23,113	25,918
Loss from operations	(30,732)	(29,752)	(23,113)	(25,889)
Other expense, net	(539)	(531)	(515)	(565)
Net loss	$(31,271)	$(30,283)	$(23,628)	$(26,454)
Net loss per share - basic and diluted	$(1.78)	$(1.69)	$(1.04)	$(1.16)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the design and operation of our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included herein.

(b)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Paratek Pharmaceuticals, Inc.

We have audited Paratek Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Paratek Pharmaceuticals, Inc. (the Company) maintained in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Paratek Pharmaceuticals, Inc. as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and our report dated March 6, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Boston, Massachusetts

March 6, 2018

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2017 fiscal year pursuant to Regulation 14A for our 2018 Annual Meeting of Stockholders, or the 2018 Proxy Statement, and the information to be included in the 2017 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2018 Proxy Statement and is hereby incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item will be contained in the 2018 Proxy Statement and is hereby incorporated by reference.

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

The information required by this item will be contained in the 2018 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2018 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2018 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the 2018 Proxy Statement and is hereby incorporated by reference.

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

(a)(3) Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

1.1	Controlled Equity OfferingSM Sales Agreement between Paratek Pharmaceuticals, Inc. and Cantor Fitzgerald & Co., dated February 28, 2017.	Form 10-K	001-36066	1.1	March 2, 2017

2.1	Agreement and Plan of Merger and Reorganization by and among Transcept Pharmaceuticals, Inc., Tigris Merger Sub, Inc., Tigris Acquisition Sub, LLC and Paratek Pharmaceuticals, Inc. dated as of June 30, 2014.	Form 8-K	001-36066	2.1	July 1, 2014

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock.	Form 8-K	001-36066	3.1	July 24, 2015

3.4	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	October 5, 2015

4.3	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	December 13, 2016

4.4	Form of Warrant Agreement issued to Hercules Capital, Inc.	Form 8-K	001-36066	4.1	June 29, 2017

4.5	Warrant, dated as of April 7, 2014, issued to HBM Healthcare Investments (Cayman) Ltd.	Form 10-K	001-36066	10.22	April 2, 2015

4.6	Warrant, dated as of April 18, 2014 issued to K/S Danish BioVenture.	Form 10-K	001-36066	10.23	April 2, 2015

4.7	Warrant, dated as of April 7, 2014 issued to Omega Fund III, L.P.	Form 10-K	001-36066	10.24	April 2, 2015

10.1A+	2006 Incentive Award Plan, as amended and restated.	Form 10-K	001-36066	10.1A	March 9, 2016

10.1B+	Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan.	Form S-8	333-172041	99.2	February 3, 2011

10.1C+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2006 Incentive Award Plan, as amended.	Form 8-K	001-36066	10.1	February 10, 2015

10.2+	2009 Employee Stock Purchase Plan.	Form 8-K	000-51967	10.1	June 9, 2009

10.3A+	2014 Equity Incentive Plan, as amended.	Form S-8	333-201204	4.1	December 22, 2014

10.3B+	Form of Option Agreement under the 2014 Equity Incentive Plan, as amended.	Form S-8	333-201204	4.2	December 22, 2014

10.4A+	2015 Inducement Plan.	Form 8-K	001-36066	10.2	February 10, 2015

10.4B+	Form of Stock Option Grant Notice and Option Agreement under the 2015 Inducement Plan.	Form 8-K	001-36066	10.3	February 10, 2015

10.5A+	2017 Inducement Plan.	Form 8-K	001-36066	10.1	June 16, 2017

10.5B+	Form of Stock Option Grant Notice and Option Agreement under the 2017 Inducement Plan.	Form 8-K	001-36066	10.2	June 16, 2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.5C+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Inducement Plan.	Form 8-K	001-36066	10.3	June 16, 2017

10.6A+	2015 Equity Incentive Plan	Form S-8	333-205482	99.5	July 2, 2015

10.6B+	Form of Stock Option Grant Notice and Option Agreement under the 2015 Equity Incentive Plan	Form S-8	333-205482	99.6	July 2, 2015

10.6C+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.	Form S-8	333-205482	99.7	July 2, 2015

10.6D+	Form of Leadership Team Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.	Form 8-K	001-36066	10.1	August 4, 2017

10.6E*+	Form of Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.

10.6F*+	Form of Director Stock Option Grant Notice and Option Agreement under the 2015 Equity Incentive Plan.

10.7+	Paratek Pharmaceuticals, Inc. Annual Incentive Plan.	Form 8-K	001-36066	10.4	June 16, 2017

10.8*+	Non-Employee Director Compensation Policy.

10.9+	Form of Indemnification Agreement between the Company, its executive officers and directors.	Form 10-K	001-36066	10.8	March 9, 2016

10.10†	United States License and Collaboration Agreement by and between the Company and Purdue Pharmaceutical Products L.P., dated as of July 31, 2009.	Form 10-Q	000-51967	10.1	November 16, 2009

10.11†	First Amendment to the United States License and Collaboration Agreement by and between the Company and Purdue Pharmaceutical Products L.P., dated as of November 1, 2011.	Form 10-K	000-51967	10.30	March 30, 2012

10.12†	Letter Agreement by and between the Company and Purdue Pharmaceutical Products L.P., dated as of July 31, 2009.	Form 10-Q	000-51967	10.2	November 16, 2009

10.13†	License Agreement by and between the Company and Shin Nippon Biomedical Laboratories, Ltd., dated as of September 24, 2013.	Form 10-Q	001-36066	10.6	November 7, 2013

10.14	Termination Agreement and Release, between the Company and Shin Nippon Biomedical Laboratories, dated as of September 19, 2014.	Form 10-Q	001-36066	10.1	October 28, 2014

10.15†	Collaborative Research and License Agreement by and between the Company and Warner Chilcott, dated as of July 2, 2007.	Form 10-K	001-36066	10.16	April 2, 2015

10.16†	License and Collaboration Agreement by and between Paratek Bermuda Ltd. and Zai Lab (Shanghai) Co., Ltd., dated April 21, 2017.	Form 10-Q	001-36066	10.11	August 2, 2017

10.17*^	License Agreement by and between the Company and Tufts University dated as of February 1, 1997, as amended.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.18	Amendment No. 10, dated as of March 21, 2017, to the License Agreement by and between the Company and Tufts University	Form 10-Q	001-36066	10.1	May 4, 2017

10.19*^	Amendment No. 11, dated as of November 15, 2017, to the License Agreement by and between the Company and Tufts University

10.20+	Amended and Restated Employment Agreement by and between the Company and Douglas W. Pagán, dated as of August 4, 2017.	Form 10-Q	001-36066	10.4	November 8, 2017

10.21+	Amended and Restated Employment Agreement, by and between the Company and Michael F. Bigham, dated as of August 4, 2017.	Form 10-Q	001-36066	10.1	November 8, 2017

10.22+	Amended and Restated Employment Agreement, by and between the Company and Evan Loh, M.D., dated as of August 4, 2017.	Form 10-Q	001-36066	10.3	November 8, 2017

10.23+	Amended and Restated Employment Agreement, by and between the Company and Adam Woodrow, dated as of August 4, 2017.	Form 10-Q	001-36066	10.5	November 8, 2017

10.24+	Amended and Restated Employment Agreement, by and between the Company and William M. Haskel, dated as of August 4, 2017.	Form 10-Q	001-36066	10.2	November 8, 2017

10.25	Stock Purchase Agreement dated October 1, 2015, by and between Paratek Pharmaceuticals, Inc. and Hercules Technology Growth Capital, Inc.	Form 8-K	001-36066	10.1	October 5, 2015

10.26†	Loan and Security Agreement, dated September 30, 2015, between the Company and Hercules Technology II, L.P., Hercules Technology III, L.P., certain other lenders and Hercules Technology Growth Capital, Inc.	Form 10-Q/A	001-36066	10.5	December 3, 2015

10.27	Amendment No. 1 to Loan and Security Agreement dated November 10, 2015, by and between Paratek Pharmaceuticals, Inc., Paratek Pharma, LLC, Hercules Technology II, L.P., Hercules Technology III, L.P., certain other lenders and Hercules Technology Growth Capital, Inc.	Form 10-K	001-36066	10.23	March 2, 2017

10.28	Amendment No. 2 to Loan and Security Agreement dated December 12, 2016, by and between Paratek Pharmaceuticals, Inc., Paratek Pharma, LLC, Hercules Technology II, L.P., Hercules Technology III, L.P., certain other lenders and Hercules Technology Growth Capital, Inc.	Form 8-K	001-36066	10.1	December 13, 2016

10.29	Amendment No. 3 to Loan and Security Agreement dated June 27, 2017, by and between Paratek Pharmaceuticals, Inc., Paratek Pharma, LLC, Hercules Technology II, L.P., Hercules Technology III, L.P., and Hercules Capital, Inc.	Form 8-K	001-36066	10.1	June 29, 2017

10.30	Boston Lease Agreement between Paratek Pharma LLC and TDC Heritage LLC, dated as of April 24, 2015, as amended.	Form 10-Q	001-36066	10.3	May 4, 2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.31	King of Prussia Lease Agreement between Paratek Pharma LLC and Atlantic American Properties Trust, dated as of January 23, 2015, as amended.	Form 10-Q	001-36066	10.2	May 4, 2017

10.32†	Manufacturing and Services Agreement by and between the Company and Almac Pharma Services Limited, dated as of December 30, 2016.	Form 10-K/A	001-36066	10.27	May 5, 2017

10.33†	Manufacturing and Services Agreement by and between the Company and CIPAN – Companhia Industrial Produtora de Antibióticos, S.A., dated as of November 2, 2016.	Form 10-K/A	001-36066	10.28	May 5, 2017

10.34†	Outsourcing Agreement by and between the Company and CARBOGEN AMCIS AG, dated as of December 30, 2016.	Form 10-K/A	001-36066	10.29	May 5, 2017

10.35†	Master Manufacturing Service Agreement by and between the Company and Patheon UK Limited dated as of July 28, 2017 and Product Agreement by and between the Company and Patheon UK Limited dated as of July 28, 2017.	Form 10-Q/A	001-36066	10.12	November 6, 2017

16.1	Letter from CohnReznick to the Securities and Exchange Commission dated as of May 16, 2016.	Form 8-K	001-36066	16.1	May 16, 2016

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page)

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, State of Massachusetts, on the 6th day of March, 2018.

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

Signature	Title	Date

/s/ Michael F. Bigham	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 6, 2018
Michael F. Bigham

/s/ Douglas W. Pagán	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2018
Douglas W. Pagán

/s/ Evan Loh, M.D.	President, Chief Operating Officer, Chief Medical Officer and Director	March 6, 2018
Evan Loh, M.D.

/s/ Thomas J. Dietz, Ph.D.	Director	March 6, 2018
Thomas J. Dietz, Ph.D.
/s/ Timothy R. Franson, M.D.	Director	March 6, 2018
Timothy R. Franson, M.D.

/s/ Richard J. Lim	Director	March 6, 2018
Richard J. Lim

/s/ Kristine Peterson	Director	March 6, 2018
Kristine Peterson
/s/ Robert S. Radie	Director	March 6, 2018
Robert S. Radie

/s/ Jeffrey Stein, Ph.D.	Director	March 6, 2018
Jeffrey Stein, Ph.D.