Form 10-Q
period 2018-03-31
Paratek Pharmaceuticals, Inc.
filed 2018-05-09
CIK 1178711

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2018 or

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

As of April 30, 2018 there were 31,596,149 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and par value amounts)

(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	49,273	$35,416
Available-for-sale securities	135,051	116,307
Restricted cash	229	162
Accounts receivable	50	5,041
Other receivable	785	848
Prepaid and other current assets	2,840	2,712
Total current assets	188,228	160,486
Restricted cash	250	250
Fixed assets, net	1,583	1,711
Intangible assets, net	139	142
Goodwill	829	829
Other long-term assets	263	280
Total assets	$191,292	$163,698
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,756	$3,555
Other accrued expenses	6,938	8,270
Accrued contract manufacturing costs	5,064	4,964
Current portion of long-term debt	7,607	—
Total current liabilities	23,365	16,789
Long-term debt	51,684	59,186
Contingent obligations	56	71
Other liabilities	5,420	5,174
Total liabilities	80,525	81,220
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,443,149 and 27,941,015 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	31	28
Additional paid-in capital	608,776	552,720
Accumulated other comprehensive loss	(180)	(158)
Accumulated deficit	(497,860)	(470,112)
Total stockholders’ equity	110,767	82,478
Total liabilities and stockholders’ equity	$191,292	$163,698

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2018	2017
License and royalty revenue	$10	$18
Operating expenses:
Research and development	14,864	18,657
General and administrative	11,873	8,363
Changes in fair value of contingent consideration	(15)	(231)
Total operating expenses	26,722	26,789
Loss from operations	(26,712)	(26,771)
Other income and expenses:
Interest expense	(1,507)	(1,132)
Interest income	475	240
Other loss, net	(6)	(7)
Net loss	$(27,750)	$(27,670)
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of tax	(21)	(38)
Comprehensive loss	$(27,771)	$(27,708)
Net loss per share - basic and diluted	$(0.91)	$(1.14)
Weighted average common shares outstanding
Basic and diluted	30,566,694	24,196,158

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net loss	$(27,750)	$(27,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187	301
Stock-based compensation expense	4,367	4,044
Noncash interest expense	439	293
Change in fair value of contingent consideration	(15)	(231)
Changes in operating assets and liabilities
Accounts receivable and other current assets	4,985	420
Purchase of prepaid interest - marketable securities	(77)	—
Accounts payable and accrued expenses	(1,452)	(2,439)
Other liabilities and other assets	264	355
Net cash used in operating activities	(19,052)	(24,927)
Investing activities
Purchase of fixed assets, net	(24)	(897)
Purchase of marketable securities	(49,692)	(27,665)
Proceeds from maturities of marketable securities	31,000	25,000
Net cash used in investing activities	(18,716)	(3,562)
Financing activities
Proceeds from exercise of stock options	176	22
Proceeds from sale of common stock	51,516	36,859
Net cash provided by financing activities	51,692	36,881
Net decrease in cash, cash equivalents and restricted cash	13,924	8,392
Cash, cash equivalents and restricted cash at beginning of period	35,828	54,029
Cash, cash equivalents and restricted cash at end of period	$49,752	$62,421
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,077	$737
Purchases of fixed assets in accrued expenses	$—	$198

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

Prior to October 30, 2014, the name of the Company was Transcept Pharmaceuticals, Inc., or Transcept. On October 30, 2014, Transcept completed a business combination with privately-held Paratek Pharmaceuticals, Inc., or Old Paratek, in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2014, by and among Transcept, Tigris Merger Sub, Inc., or Merger Sub, Tigris Acquisition Sub, LLC, or Merger LLC, and Old Paratek, or the Merger Agreement, pursuant to which Merger Sub merged with and into Old Paratek, with Old Paratek surviving as a wholly-owned subsidiary of Transcept, followed by the merger of Old Paratek with and into Merger LLC, with Merger LLC surviving as a wholly-owned subsidiary of Transcept (the Company refers to these mergers together as the Merger). Immediately following the Merger, Transcept changed its name to “Paratek Pharmaceuticals, Inc.”, and Merger LLC changed its name to “Paratek Pharma, LLC.” Following the completion of the Merger, the business conducted by Old Paratek became primarily the business conducted by Paratek.

The Company has incurred significant losses since its inception in 1996. The Company has generated an accumulated deficit of $497.9 million through March 31, 2018 and will require substantial additional funding in connection with the Company’s continuing operations to support commercial activities associated with its lead product candidate, omadacycline. Based upon the Company’s current operating plan, the Company anticipates that its existing cash, cash equivalents and marketable securities of $184.3 million as of March 31, 2018, together with the $158.8 in net proceeds received from its April 2018 convertible notes offering, will enable the Company to fund operating expenses and capital expenditure requirements through at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding.  The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations as well as those risks discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, or the SEC, on March 6, 2018, in the “Risk Factors” section of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q.

2.   Summary of Significant Accounting Policies and Basis of Presentation

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 6, 2018.

Statement of Cash Flows

On January 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, or ASU 2016-18. The Company’s restricted cash is now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Company’s condensed consolidated statement of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statement of cash flows that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows.

	March 31, 2018	December 31, 2017	March 31, 2017
Cash and cash equivalents	$49,273	$35,416	$62,044
Short-term restricted cash	229	162	127
Long-term restricted cash	250	250	250
Total cash, cash equivalents and restricted cash shown on the condensed consolidated statement of cash flows	$49,752	$35,828	$62,421

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, using the full retrospective transition method. Under this method, the Company will revise its consolidated financial statements for the years ended December 31, 2017 and 2016, and applicable interim periods within those years, as if ASC 606 had been effective for those periods. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied as services are rendered.

The Company enters into collaboration agreements for research, development, manufacturing and commercial services that are within the scope of ASC 606, under which it licenses certain rights to its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. The amount of variable consideration is constrained until it is probable that the revenue is not at a significant risk of reversal in a future period. The contracts into which the Company enters generally do not include significant financing components.

As part of the accounting for these arrangements, the Company must use significant judgment to determine: (a) the transaction price under step (iii) above and (b) the timing of revenue recognition, including the appropriate measure of progress in step (v) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price, as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. If a milestone or other variable consideration relates specifically to the Company’s efforts to satisfy a single performance obligation or to a specific outcome from satisfying the performance obligation, the Company generally allocates the milestone amount entirely to that performance obligation once it is probable that a significant revenue reversal would not occur.

Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

Licenses of intellectual property

 In assessing whether a license is distinct from the other promises, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from a license for its intended purpose without the receipt of the remaining promise(s), whether the value of the license is dependent on the unsatisfied promise(s), whether there are other vendors that could provide the remaining promise(s), and whether it is separately identifiable from the remaining promise(s). For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The

Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Customer options

If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent or include a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise.  Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised.

Milestone payments

At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant reversal of cumulative revenue would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Contract costs

The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if the costs are expected to be recovered. As a practical expedient, the Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. To date, the Company has not incurred any incremental costs of obtaining a contract with a customer.

Impact of adoption

As a result of adopting ASC 606 on January 1, 2018, there are no significant changes to the revenue recognition pattern for any of the Company’s license and collaboration agreements. For further discussion of the adoption of this standard, and for a discussion of accounting for collaboration revenue, see Note 8, License and Collaboration Agreements.

There have been no other material changes in the Company’s significant accounting policies during the three months ended March 31, 2018.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America, or U.S. GAAP, as found in the ASC and ASU of the Financial Accounting Standards Board, or FASB, and pursuant to the rules and regulations of the SEC.

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended

December 31, 2017, except as described above related to the adoption of ASU 2016-15 and ASC 606 and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim period ended March 31, 2018. Beginning in the three months ended March 31, 2018, the Company presented “accrued contract manufacturing costs” as a separate line item on its condensed consolidated balance sheet. As such, the Company reclassified the December 31, 2017 accrued manufacturing balance of $5.0 million, from “other accrued expenses” into “accrued contract manufacturing costs”. The Company also reclassified the balance of “accrued contract research” of $2.4 million as of December 31, 2017, previously presented as a separate line within the Company’s consolidated balance sheet, into “other accrued expenses” on the condensed consolidated balance sheet as of March 31, 2018.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2018. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2017, and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 6, 2018.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the results of operations of Paratek Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Paratek Pharma, LLC, Paratek Securities Corporation, Transcept Pharma, Inc., Paratek UK, Ltd, Paratek Bermuda Ltd., and Paratek Ireland Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

3.   Cash and Cash Equivalents and Marketable Securities

The following is a summary of available-for-sale securities as of March 31, 2018 and December 31, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2018
U.S. treasury securities	$134,431	$—	$(180)	$134,251
Government agencies	800	—	—	800
Total	$135,231	$—	$(180)	$135,051
December 31, 2017
U.S. treasury securities	$114,666	$—	$(158)	$114,508
Government agencies	1,799	—	—	1,799
Total	$116,465	$—	$(158)	$116,307

No available-for-sale securities held as of March 31, 2018 and December 31, 2017 had remaining maturities greater than one year.

4.   Restricted Cash

Short-term restricted cash

As of March 31, 2018 and December 31, 2017, restricted cash of $0.2 million represents royalty income received but not yet paid to former Transcept stockholders as part of the royalty sharing agreement, or the Royalty Sharing Agreement, executed by the Company on October 28, 2016 with the Special Committee of the Company’s Board of Directors, or the Special Committee, a committee established in connection with the Merger. See Note 11, Fair Value Measurements, for more information on the Royalty Sharing Agreement.

Long-term restricted cash

The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. Refer to Note 15, Commitments and Contingencies, for further details. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of March 31, 2018 and December 31, 2017, naming the landlord as beneficiary.

5.   Fixed Assets

Fixed assets, net, consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Office equipment	$866	$866
Computer equipment	412	412
Computer software	787	787
Leasehold improvements	860	860
Construction-in-process	23	—
Gross fixed assets	2,948	2,925
Less: Accumulated depreciation and amortization	(1,365)	(1,214)
Net fixed assets	$1,583	$1,711

6.   Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Intermezzo product rights	$142	$142
TO-2070 asset	170	170
Gross intangible assets	312	312
Less: Accumulated amortization	(173)	(170)
Net intangible assets	$139	$142

Intermezzo product rights and the TO-2070 license rights were acquired through the Merger. Refer to Note 8, License and Collaboration Agreements, for further detail concerning Intermezzo and TO-2070.  Intangible assets are reviewed when events or circumstances indicate that the assets might be impaired. An impairment loss would be recognized when the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets.  If it is determined that the intangible asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying value of the intangible asset over its fair value. No impairment was recorded for the three months ended March 31, 2018. The Company recorded impairment of $0.7 million for the year ended December 31, 2017.

7.   Net Loss Per Share Available to Common Stockholders

Basic net loss per share available to common stockholders is calculated by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method or the if-converted method, as applicable. For purposes of this calculation, stock options, restricted stock units, or RSUs, and warrants to purchase common stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share available to common stockholders when their effect is dilutive.

The following outstanding shares subject to stock options, RSUs and warrants to purchase common stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation as of the three months ended March 31, 2018 and 2017 as indicated below:

	March 31,
	2018	2017
Excluded potentially dilutive securities (1):
Shares subject to outstanding options to purchase common stock	3,690,934	3,452,076
Unvested restricted stock units	2,169,974	955,503
Shares subject to warrants to purchase common stock	84,828	79,454
Shares issuable under employee 2009 stock purchase plan	36,539	36,539
Totals	5,982,275	4,523,572

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of March 31, 2018. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

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

Under the terms of the Zai Collaboration Agreement, Paratek Bermuda Ltd. earned an upfront cash payment of $7.5 million, before taxes, and is eligible to receive up to $14.0 million in potential regulatory milestone payments and $40.5 million in potential commercial milestone payments, the next being $5.0 million upon approval by the U.S. Food & Drug Administration, or the FDA, of a New Drug Application, or NDA, submission in the CABP indication. Zai will also pay Paratek Bermuda Ltd. tiered royalties at a low double digit to mid-teen percent on net sales of the licensed product in the territory.

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

The Company evaluated the Zai Collaboration Agreement under ASC 606 “Revenue from Contracts with Customers.” The Company determined that there were six material promises under the Zai Collaboration Agreement: (i) an exclusive license to develop, manufacture and commercialize omadacycline in the territory, (ii) the initial technology transfer (ii) a transfer of certain materials and materials know-how, (iv) optional manufacturing services, (v) optional regulatory support and (vi) optional commercialization support. The Company determined that the exclusive license and initial technology transfer were not distinct from one another, as the license has limited value without the transfer of the Company’s technology; which will allow Zai to develop the manufacturing process and commercialize omadacycline in the territory in the timeline anticipated under the agreement. Without the technology transfer, Zai would incur additional costs to recreate the Company’s know-how. Therefore, the license and initial technology transfer are combined as a single performance obligation.  The transfer of materials is a single distinct performance obligation.  The Company evaluated the option rights for manufacturing services, regulatory support and commercialization support to determine whether they represent or include material rights to Zai and concluded that the options were not issued at a discount, and therefore do not represent material rights. As such, they are not considered performance obligations at the outset of the arrangement.

Based on these assessments, the Company determined that two performance obligations existed at the outset of the Zai Collaboration Agreement: (i) the exclusive license combined with the initial technology transfer and (ii) the transfer of certain materials.

The Company determined that the upfront payment of $7.5 million constituted the entirety of the consideration to be included in the transaction price as of the outset of the Zai Collaboration Agreement. Future potential milestone payments were excluded from the transaction price as they are fully constrained as the risk of significant reversal has not yet been resolved. The achievement of the future potential milestones is not within the Company’s control and is subject to certain research and development success or regulatory approvals and therefore carry significant uncertainty. The Company will reevaluate the likelihood of achieving future milestones at the end of each reporting period. As all performance obligations have been satisfied, if the risk of significant reversal is resolved, any future milestone revenue from the arrangement will be recognized as revenue in the period the risk is relieved.

The Company satisfied both performance obligations and recognized the upfront payment of $7.5 million as revenue in the three months ended June 30, 2017.

The Company did not recognize revenue under the Zai Collaboration Agreement in the three months ended March 31, 2018 or March 31, 2017. There was no deferred revenue as of March 31, 2018.

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

The Allergan Collaboration Agreement contains two performance obligations: (i) an exclusive license to research, develop and commercialize tetracycline products for use in the United States for the treatment of acne and rosacea and (ii) research and development services. The performance obligation to deliver the license was satisfied upon execution of the Allergan Collaboration Agreement in July 2007.  All research and development services were completed by December 2010.  The options provided to Allergan for additional development services do not provide Allergan with a material right as these services will not be provided at a significant or incremental discount.  As such, the option services are not performance obligations.

The Company received an upfront fee in the amount of $4.0 million upon the execution of the Allergan Collaboration Agreement, $1.0 million upon filing of an Investigational New Drug Application in 2010, $2.5 million upon initiation of Phase 2 trials in 2012 and $4.0 million upon initiation of Phase 3 trials associated with the Allergan Collaboration Agreement in December 2014.

In December 2017, the FDA’s acceptance of Allergan’s NDA for sarecycline, or Seysara™ was received, triggering the next eligible milestone payment of $5.0 million earned upon acceptance of an NDA for a product licensed under the Allergan Collaboration Agreement. As the performance obligation to deliver the license was satisfied in 2007 and research and development services completed by December 2010, all subsequent milestone payments are recognized as revenue when the risk of significant reversal is resolved, generally when the milestone event occurs.  Therefore, the $5.0 million milestone payment was recognized in December 2017 and subsequently collected in the first quarter of 2018.

Allergan may be required, if the Company receives FDA approval, to pay the Company a future milestone payment of $12.0 million upon receipt of regulatory approval from the FDA. Allergan is also obligated to pay the Company tiered royalties, ranging from the mid-single digits to the low double digits, based on net sales of tetracycline compounds developed under the Allergan Collaboration Agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term. Allergan’s obligation to pay the Company royalties for each tetracycline compound it commercializes under the Allergan Collaboration Agreement expires on the later of the expiration of the last to expire patent that covers the tetracycline compound in the United States and the date on which generic drugs that compete with the tetracycline compound reach a certain threshold market share in the United States.

The Company has not received any amounts or recognized any revenue under this arrangement in for the three months ended March 31, 2018 or March 31, 2017. The future potential milestone payment was excluded from the transaction price as it is fully constrained as the risk of significant reversal has not yet been resolved. Royalty payments would be recognized when the sale occurs.

Purdue Pharma L.P.

In July 2009, the Company and Purdue Pharma L.P., or Purdue Pharma, entered into a license and collaboration agreement, or the Purdue Collaboration Agreement, which grants an exclusive license to Purdue Pharma to commercialize Intermezzo in the United States and pursuant to which:

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

As of December 2011, the Company completed all obligations under the Purdue Collaboration Agreement. As such, all subsequent milestone payments are recognized as revenue when the risk of significant reversal is resolved.  Future potential milestone payments were excluded from the transaction price as they are fully constrained as the risk of significant reversal has not yet been resolved. Royalty payments would be recognized when the sale occurs.

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

Past Collaborations

Novartis

In September 2009, the Company and Novartis International Pharmaceutical Ltd., or Novartis, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. We and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, EMA, or any regulatory agency, but only to the extent the Company had not previously granted such commercialization rights related to omadacycline to another third party as of any such approval. The Company also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by the Company in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $3.6 million for the year ended March 31, 2018 and December 31, 2017 included within “Other Long-Term Liabilities” on the Company’s consolidated balance sheet. There are no other payment obligations to Novartis under the Novartis Agreement or the amended Novartis Letter Agreement.

9.   Capital Stock

In October 2015 and February 2017, the Company entered into Controlled Equity OfferingSM Sales Agreements, or the 2015 Sales Agreement and 2017 Sales Agreement, respectively, and collectively, the Sales Agreements, with Cantor Fitzgerald & Co., or Cantor, under which the Company could, at its discretion, from time to time sell shares of its common stock, with a sales value of up to $50 million under each Sales Agreement through Cantor. The Company provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has sold all $50 million of shares of its common stock under the 2015 Sales Agreement. The Company received $1.8 million in proceeds, after deducting commissions of $0.1 million, from the sale of 96,308 shares of common stock, during the three months ended March 31, 2018, under the 2017 Sales Agreement. As of April 30, 2018, $0.8 million remains available for sale under the 2017 Sales Agreement.

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

As described in Note 13, Long-term Debt, in connection with a Loan and Security Agreement, or the Hercules Loan Agreement, into which the Company entered with Hercules Technology II, L.P. and Hercules Technology III, L.P., together, Hercules, and certain other lenders and Hercules Technology Growth Capital, Inc. (as agent), the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 16,346 shares of its common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share, or the Hercules Warrants, on September 30, 2015, which expire five years from issuance or at the consummation of a Public Acquisition, as defined in each of the Hercules Warrant agreements.

As described in Note 13, Long-term Debt, in connection with the second amendment to the Hercules Loan Agreement on December 12, 2016, the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 18,574 shares of its common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per share, or the Loan Amendment Warrants. Additionally, in connection with the borrowing of the Third Tranche (as defined in Note 13, Long-term Debt) on June 27, 2017, the Company issued an additional warrant to Hercules Capital, Inc. to purchase 5,374 shares of its common stock at an exercise price of $23.26 per share, or the Additional Warrant.

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

10.   Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued legal costs	485	257
Accrued compensation	1,706	3,403
Intermezzo payable	—	124
Accrued professional fees	950	953
Accrued contract research	2,200	2,360
Accrued commercial	1,396	911
Accrued other	201	262
Total	$6,938	$8,270

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

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2018
Assets:
U.S. treasury securities	$134,251	$—	$—	$134,251
Government agencies	—	$800	—	800
Total Assets	$134,251	$800	$—	$135,051
Liabilities:
Contingent obligations	$—	$—	$56	$56
Total Liabilities	$—	$—	$56	$56
December 31, 2017
Assets:
U.S. treasury securities	$114,508	$—	$—	$114,508
Government agencies	—	1,799	—	1,799
Total Assets	$114,508	$1,799	$—	$116,307
Liabilities:
Contingent obligations	$—	$—	$71	$71
Total Liabilities	$—	$—	$71	$71

Marketable Securities

U.S. treasury securities fair values can be obtained through quoted market prices in active exchange markets and are therefore classified as Level 1. The pricing on government agency securities was primarily sourced from independent third-party pricing services, overseen by management, and is based on valuation models that consider standard input factor such as deal quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment spreads, credit information and the bond’s terms and conditions, among other things, and are therefore classified as Level 2.

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

The significant unobservable inputs used in the fair value measurement of the contingent obligation to former Transcept stockholders with respect to the Intermezzo product rights as of March 31, 2018 and December 31, 2017 were estimated future Intermezzo product revenues and associated royalties due to the Company as well as the appropriate discount rate given consideration to the market and forecast risk involved. The results of this valuation yielded a decrease in the contingent obligation to former Transcept stockholders of $15,000 during the three months ended March 31, 2018. Significant increases or decreases in any of those inputs would result in a substantially lower or higher fair value measurement.

The following table provides a roll forward of the fair value of contingent obligations categorized as Level 3 instruments, for the three months ended March 31, 2018 (in thousands):

Contingent liability— former Transcept stockholders
Balances at December 31, 2017	$71
Change in fair value	(15)
Balances at March 31, 2018	$56

12.   Stock-Based Compensation

The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development expense	$1,460	$1,339
General and administrative expense	2,907	2,705
Total stock-based compensation expense	$4,367	$4,044

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

	Three Months Ended March 31,
	2018	2017
Volatility	68.2%	76.4%
Weighted average risk-free interest rate	2.6%	2.0%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	5.9	5.8

Stock Option Plan Activity

The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Equity Incentive Plan, or the 2015 Plan, which was approved by Company stockholders at the annual meeting of shareholders held on June 9, 2015, reserving 1,200,000 shares of common stock for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, performance cash awards and other stock awards to directors, officers, employees and consultants. The 2015 Plan is intended to be the successor to and continuation of the Paratek Pharmaceuticals, Inc, 2006 Incentive Award Plan and the Paratek Pharmaceuticals, Inc.  2014 Equity Incentive Plan, or collectively, the Prior Plans.  When the 2015 Plan became effective, no additional stock awards were granted under the Prior Plans, although all outstanding stock awards granted under the Prior Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the Prior Plans. On January 1, 2018, 1,397,050 shares of common stock were automatically added to the shares authorized for issuance under the 2015 Plan pursuant to a “Share Reserve” provision contained in the 2015 Plan.  The Share Reserve automatically increases on January 1st of each year, for the period commencing on (and including) January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise automatically occur.  Total shares available for future issuance under the 2015 Plan are 243,185 shares as of March 31, 2018.

During the three months ended March 31, 2018, the Company’s Board of Directors granted 50,800 stock options and 1,139,370 RSUs to directors, executives and employees of the Company under the 2015 Plan. The stock option awards are subject to time-based vesting over a period of one to four years.  The RSU awards made to directors of the Company are subject to time-based vesting, with 100% of the shares of common stock subject to the RSUs vesting one year from the grant date. The RSU awards made to executives and employees are subject to time-based vesting over a period of three years from the grant date.  The grants also included performance-based RSU, or PRSU, awards to certain executives and employees of the Company. The PRSU awards issued during the three months ended March 31, 2018 have vested or will vest as follows: (a) 10/55 shall be earned and time vest on achievement of European Medicines Agency, or EMA, filing preliminary validation, (b) 20/55 shall be earned and time vest on achievement of EMA approval, and (c) 25/55 shall be earned on achievement of the launch of Omadacycline in the U.S. and time vest on the date that is 15 months following such launch date.

The Company recognizes the compensation cost of awards subject to performance-based vesting conditions over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance using the accelerated attribution method. If achievement of the performance condition is not probable, but the award will vest based on the service condition, the Company recognizes the expense over the requisite service period. A change in the requisite service period that does not change the estimate of the total compensation cost (i.e., it does not affect the grant-date fair value or quantity of awards to be recognized) is recognized prospectively over the remaining requisite service period. Since the Company believes it is more likely than not that milestone (a) above will be achieved, the Company recognized compensation cost, for a total of $0.2 million for the performance condition during the three months ended March 31, 2018 using the accelerated attribution method. The Company recognized an additional $0.5 million in PRSU expense related to previously granted awards that were more likely than not to be achieved during the three months ended March 31, 2018, related to NDA acceptance, which occurred in April 2018.

The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Inducement Plan, or the 2015 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 360,000 shares of common stock solely for the grant of inducement stock options to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. The Company has not made any grants under the 2015 Inducement Plan since December 31, 2015. Although the Company does not currently anticipate the issuance of additional grants under the 2015 Inducement Plan, as of March 31, 2018, 106,500 shares remain available for grant under that plan, as well as any shares underlying outstanding stock options that may become available for grant pursuant to the plan’s terms. It is therefore possible that the Company may, based on the business and recruiting needs of the Company, issue additional stock options under the 2015 Inducement Plan.

In June 2017, the Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2017 Inducement Plan, or the 2017 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 550,000 shares of common stock solely for the grant of inducement stock options and RSU awards to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. During the three months ended March 31, 2018, the Company’s Board of Directors granted 115,350 stock options and 34,900 RSUs to employees of the Company under the 2017 Inducement Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards are subject to time-based vesting, with 100% of the shares of common stock subject to the RSU award vesting three years from the grant date. As of March 31, 2018, 139,750 shares remain available for grant under the 2017 Inducement Plan, as well as any shares underlying awards that may become available for grant pursuant to the plan’s terms.

Stock options

A summary of stock option activity for the three months ended March 31, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	3,608,907	$17.01	7.78	$13,311
Granted	166,150	14.52
Exercised	(28,699)	6.15
Cancelled or forfeited	(15,424)	15.78
Expired	(40,000)	29.80
Outstanding at March 31, 2018	3,690,934	$16.84	7.74	$5,540
Exercisable at March 31, 2018	2,319,142	$16.35	7.27	$5,107

Restricted Stock Units

A summary of RSU activity for the three months ended March 31, 2018 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Balance at December 31, 2017	1,167,703	$18.43
Granted	1,174,270	14.31
Released	(171,999)	19.30
Unvested Balance at March 31, 2018	2,169,974	$16.13

Total unrecognized compensation expense for all stock-based awards was $26.6 million as of March 31, 2018. This amount will be recognized over a weighted average period of 2.18 years.

13.   Long-term Debt

Loan Agreement

On September 30, 2015, the Company entered into the Hercules Loan Agreement with Hercules and certain other lenders, and Hercules Technology Growth Capital, Inc. (as agent).  Under the Hercules Loan Agreement, Hercules provided the Company with access to term loans with an aggregate principal amount of up to $40.0 million, or collectively, the Term Loan. The Company initially drew a principal amount of $20.0 million, which was funded on September 30, 2015. The remaining $20.0 million under the Hercules Loan Agreement was available to be drawn at the Company’s option in minimum increments of $10.0 million through December 31, 2016, or the Draw Period. The Term Loan was repayable in monthly installments commencing on April 1, 2018 through maturity on September 1, 2020. The interest rate was equal to the greater of (i) 8.5%, or (ii) the sum of 8.5%, plus the “prime rate” as reported in The Wall Street Journal minus 5.75% per annum. An end of term charge equal to 4.5% of the issued principal balance of the Term Loan was payable at maturity, including in the event of any prepayment, and was being accrued as interest expense over the term of the loan using the effective interest method. Borrowings under the Hercules Loan Agreement were collateralized by substantially all of the assets of the Company.

Upon an Event of Default, an additional 5.0% interest would be applied and Hercules could, at its option, accelerate and demand payment of all or any part of the loan together with the prepayment and end of term charges. An Event of Default is defined in the Hercules Loan Agreement as (i) failure to make required payments; (ii) failure to adhere to financial, operating and reporting loan covenants; (iii) an event or development occurs that would be reasonably expected to have a material adverse effect; (iv) false representations in the Hercules Loan Agreement; (v) insolvency, as described in the Hercules Loan Agreement; (vi) levy or attachments on any of the Company's assets; and (vii) default of any other agreement or subordinated debt greater than $1.0 million. In the event of insolvency, this acceleration and declaration would be automatic. In addition, in connection with the Hercules Loan Agreement, the Company agreed to provide Hercules with a contingent security interest in the Company's bank accounts. The Company's control of its bank accounts is not adversely affected unless Hercules elects to obtain unilateral control of the Company's bank accounts by declaring that an Event of Default has occurred. The principal of the Term Loan which was not due within 12 months of March 31, 2018 has been classified as long-term debt as the Company determined that a material adverse effect resulting in Hercules exercising its rights under the subjective acceleration clause is remote.

Subject to certain terms, pursuant to the Hercules Loan Agreement, Hercules was also granted the right to participate in an amount of up to $2.0 million in subsequent sales and issuances of the Company's equity securities to one or more investors for cash for financing purposes in an offering that is broadly marketed to multiple investors and at the same terms as the other investors. On September 30, 2015, Hercules Technology Growth Capital, Inc. entered into a Stock Purchase Agreement with the Company to purchase 44,782 shares of common stock resulting in proceeds to the Company of approximately $1.0 million.  The excess of proceeds received by the Company over the fair value of the common stock issued was allocated as a reduction of the fees paid to Hercules in conjunction with obtaining the initial $20.0 million draw of the Term Loan.

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

In connection with the Hercules Loan Agreement, the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P., a warrant to purchase 16,346 shares of the Company’s common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share. The Hercules Warrants’ total relative fair value of $288,000 at September 30, 2015 was determined using a Black-Scholes option-pricing model. The relative fair value of the Hercules Warrants was included as a discount to the Term Loan and also as a component of additional paid-in capital.  See Note 9, Capital Stock, for further description of the Hercules Warrants.

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

On December 12, 2016, the Company and Hercules entered into a second amendment to the Hercules Loan Agreement, or the Second Amendment, which extended the date on which the Company must begin making amortization payments under the Hercules Loan Agreement from April 1, 2018 to January 1, 2019, or the Amortization Date. Upon commencement of the Amortization Date, the Company will make amortization payments based upon an amortization schedule equal to thirty consecutive months, with the balance of outstanding loans due on the original maturity date of the Hercules Loan Agreement.  The Second Amendment also increased the amount that the Company may borrow by $10.0 million, from up to $40.0 million to up to $50.0 million in multiple tranches. In connection with the Second Amendment the Company paid Hercules a $0.4 million amendment fee. In connection with the Second Amendment, the Company issued to each one of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 18,574 shares of its common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per shares.

Under the Second Amendment the end of term charge was equal to 4.5% of the issued principal balance of the Hercules Loan Agreement, and was payable at maturity, including in the event of any prepayment, and is being accrued as interest expense over the term of the loan using the effective interest method. Borrowings under the Hercules Loan Agreement are still collateralized by substantially all of the assets of the Company.

On June 27, 2017, the Company and Hercules entered into a third amendment to the Hercules Loan Agreement, or the Third Amendment. The Third Amendment increased the amount that the Company may borrow by $10.0 million, from up to $50.0 million to up to $60.0 million, in multiple tranches. The additional $10.0 million tranche, or the Fourth Tranche, was available at the Company’s option through December 15, 2017. The Fourth Tranche shall bear interest and have the same maturity as all other loans outstanding under the Hercules Loan Agreement, as amended.

The Company borrowed the first tranche of $20.0 million upon the closing of the Hercules Loan Agreement on September 30, 2015, and the second tranche of $20.0 million on December 12, 2016, or collectively, the Initial Tranches.  Concurrently with the closing of the Third Amendment, the Company borrowed a third tranche of $10.0 million, or the Third Tranche.  The Third Amendment extended the date on which the Company is required to begin making monthly principal installments under the Hercules Loan Agreement from January 1, 2019 to January 1, 2020, subject to the Company’s receipt of marketing approval for the Company’s lead product candidate, omadacycline, or the Interest Only Period Extension Event.  Beginning on January 1, 2019, or, if the Company achieves the Interest Only Period Extension Event, beginning on January 1, 2020, the Company will make payments in equal monthly installments of principal and interest, with the balance of outstanding loans due on the original maturity date of the Hercules Loan Agreement. In connection with the Third Amendment, the Company paid Hercules a $0.1 million amendment fee.

The Third Amendment reduced the end of term charge due with respect to the Third Tranche from to 4.5% to 2.25% if the obligations under the Hercules Loan Agreement were repaid in full on or prior to September 30, 2017, following Hercules’ election not to consent to a proposed third-party, non-equity financing arrangement (excluding any stock issuance).  The end of term charge with respect to the Fourth Tranche is 2.25%.

If the Company prepays the loan prior to maturity, it will pay a prepayment charge, based on a percentage of the then outstanding principal balance, equal to (i) 1% with respect to the Third Tranche and the Fourth Tranche or (ii) 2% with respect to the Initial Tranches if the prepayment occurs prior to April 1, 2019, or equal to 0% if the prepayment occurs on or after April 1, 2019.

In connection with the borrowing of the Third Tranche, on June 27, 2017, the Company issued an additional warrant to Hercules Capital, Inc. that is exercisable for an aggregate of 5,374 shares of common stock at an exercise price of $23.26 per share. The Additional Warrant may be exercised on a cashless basis. The Additional Warrant is exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Additional Warrant.

In connection with the offering of the Notes, discussed below, on April 17, 2018, the Company entered into Amendment No. 4, or the Fourth Amendment, to the Hercules Loan Agreement. The Fourth Amendment increases the amount of permitted indebtedness to an amount not to exceed $2.0 million and permits the Company to issue convertible notes in an aggregate principal amount of not more than $172.5 million provided that such convertible notes meet certain stipulations.

As of March 31, 2018, the Company has recorded a current portion of long-term debt obligation of $7.6 million, net of debt discount of $0.4 million, and a long-term debt obligation of $51.7 million, net of debt discount of $0.3 million.

Future principal payments, which exclude the end of term charge in connection with the Hercules Loan Agreement, as amended, as of March 31, 2018, are as follows (in thousands):

Fiscal Year
2018	$—
2019	33,140
2020	26,860
2021	—
2022 and Thereafter	—
Total	$60,000

Convertible Senior Subordinated Notes

On April 18, 2018, the Company entered into a Purchase Agreement, or the Purchase Agreement, with the several initial purchasers, or the Initial Purchasers, for whom Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink Partners LLC acted as representatives relating to the sale of $135.0 million aggregate principal amount of 4.75% Convertible Senior Subordinated Notes due 2024, or the Notes, to the Initial Purchasers. The Company also granted the Initial Purchasers an option to purchase up to an additional $25.0 million aggregate principal amount of Notes, which was exercised in full on April 20, 2018.

The Purchase Agreement includes customary representations, warranties and covenants. Under the terms of the Purchase Agreement, the Company has agreed to indemnify the Initial Purchasers against certain liabilities.

In addition, J. Wood Capital Advisors LLC, the Company’s financial advisor, purchased $5.0 million aggregate principal amount of Notes in a separate, concurrent private placement on the same terms as other investors.

The Notes were issued by the Company on April 23, 2018, pursuant to an Indenture, dated as of such date, or the Indenture, between the Company and U.S. Bank National Association, as trustee, or the Trustee. The Notes bear cash interest at the annual rate of 4.75%, payable on November 1 and May 1 of each year, beginning on November 1, 2018, and mature on May 1, 2024 unless earlier repurchased, redeemed or converted.  The Company will settle conversions of the Notes through delivery of shares of common stock of the Company, in accordance with the terms of the Indenture. The initial conversion rate for the Notes is 62.8931 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the Notes, which is equal to an initial conversion price of approximately $15.90 per share, representing a conversion premium of approximately 20% above the closing price of the common stock of $13.25 per share on April 18, 2018.

Holders of the Notes may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date.

The Company may not redeem the Notes prior to May 6, 2021. The Company may redeem for cash all or part of the Notes, at its option, on or after May 6, 2021 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

If the Company experiences a fundamental change, as described in the Indenture, prior to the maturity date of the Notes, holders of the Notes will, subject to specified conditions, have the right, at their option, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date of the Notes and following a notice of redemption of the notes, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or redemption.

The Indenture provides for customary events of default. In the case of an event of default with respect to the Notes arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default with respect to the Notes under the Indenture occurs or is continuing, the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare the principal amount of the Notes to be immediately due and payable.

In certain circumstances if, at any time during the six-month period beginning on, and including, the date that is six months after the last date of original issuance of the Notes, the Company fails to timely file certain documents or reports required under the Securities Exchange Act of 1934, as amended, or the Notes are not otherwise freely tradable by holders of the Notes other than the Company’s affiliates or holders that were the Company’s affiliates at any time during the three months immediately preceding, additional interest will accrue on the Notes during the first 90-day period in which its failure to file has occurred and is continuing or such Notes are not otherwise freely tradable by holders other than the Company’s affiliates (or holders that were the Company’s affiliates at any time during the three months immediately preceding).

In addition, if, and for so long as, the restrictive legend on the Notes has not been removed, the Notes are assigned a restricted CUSIP number or the Notes are not otherwise freely tradable by holders other than the Company’s affiliates or holders that were our affiliates at any time during the three months immediately preceding (without restrictions pursuant to U.S. securities laws or the terms of the Indenture or the Notes) as of the 380th day after the last date of original issuance of the Notes, the Company will pay additional interest on the Notes outstanding during the period in which the Notes remain so restricted.

The Company received net proceeds of $158.8 million after deducting commissions, fees and other offering expenses of $6.2 million.

14.   Income Taxes

The Company recorded no provision for income taxes for the three months ended March 31, 2018 and 2017.

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

On December 22, 2017, the new tax reform law, which is commonly referred to as the Tax Cuts and Jobs Act, or the Act, was signed into law by President Trump. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018 and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. The Company is in the process of quantifying the tax impacts of the Act. Due to the Company's full valuation allowance, no provisional tax expense or benefit associated with the re-measurement was recognized in the Company's consolidated statement of operations and comprehensive loss for the period ended March 31, 2018.

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

15.   Commitments and Contingencies

Leases

The Company’s contractual obligations and commitments were reported in its Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 6, 2018. The Company leases its Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases expiring in 2021 and 2024, respectively.

As of March 31, 2018, future minimum lease payments under operating leases are as follows:

Fiscal Year
Remainder of 2018	$869
2019	1,156
2020	1,178
2021	964
2022	508
2023 and Thereafter	914
Total	$5,589

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

Other Legal Proceedings

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2018, the Company was not party to any other legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of executive management or affiliate of the Company is either a party adverse to the Company or the Company’s subsidiaries or has a material interest adverse to the Company or the Company’s subsidiaries.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendment requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. This ASU is effective for fiscal years and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16. The amendments in ASU 2016-16 require an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time that the transfer occurs. Current guidance does not require recognition of tax consequences until the asset is eventually sold to a third party. ASU 2016-16 is effective for fiscal years, and interim periods beginning after December 15, 2017. Early adoption is permitted as of the first interim period presented in a year. A reporting entity must apply the amendments in ASU 2016-16 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company adopted this standard on January 1, 2018 and such adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, or ASU 2017-04. The amendments in ASU 2017-04 eliminate the current two-step approach used to test goodwill for impairment and require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years and interim periods beginning after December 15, 2019 (upon the first goodwill impairment test performed during that fiscal year). Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. A reporting entity must apply the amendments in ASU 2017-04 using a prospective approach. The Company does not expect the adoption of ASU 2017-04 to have a material impact to its consolidated financial position or results of operations.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope Modification Accounting.  This standard is intended to reduce the diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award.  The new standard will be effective beginning January 1, 2019. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations upon adoption.

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

This discussion contains certain forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward- looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, or the SEC, on March 6, 2018, the “Risk Factors” section of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and except as required by law, we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

If approved, omadacycline will be the first in a new class of aminomethylcycline antibiotics. Omadacycline is a broad-spectrum, well-tolerated, once-daily oral and intravenous, or IV, antibiotic. We believe that omadacycline has the potential to become the primary antibiotic choice of physicians for use as a broad-spectrum monotherapy antibiotic for acute bacterial skin and skin structure infections, or ABSSSI, community-acquired bacterial pneumonia, or CABP, urinary tract infection, or UTI, and other serious community-acquired bacterial infections where resistance is of concern. We believe omadacycline, if approved, will be used in the emergency room, hospital and community care settings. We have designed omadacycline to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad-spectrum antibacterial activity, oral and IV formulations with once-daily dosing, no dosing adjustments for patients on concomitant medications, and a generally safe and well-tolerated profile.

In the fall of 2013, the U.S. Food and Drug Administration, or the FDA, agreed to the design of our omadacycline Phase 3 studies for ABSSSI and CABP through the Special Protocol Assessment, or SPA, process. In addition, the FDA confirmed that positive data from the individual studies for ABSSSI and CABP would be sufficient to support approval of omadacycline for each indication and for both oral and IV formulations in the United States, or the U.S.  In addition to Qualified Infectious Disease Product, or QIDP, designation, on November 4, 2015, the FDA granted Fast Track designation for the development of omadacycline in ABSSSI, CABP, and complicated urinary tract infection, or complicated UTI. Fast Track designation facilitates the development and expedites the review of drugs that treat serious or life-threatening conditions and that fill an unmet medical need. In February 2016, we reached agreement with the FDA on the terms of the omadacycline pediatric program associated with the Pediatric Research Equity Act. The FDA has granted Paratek a waiver for conducting studies with omadacycline in children less than eight years old due to the risk of teeth discoloration, a known class effect of tetracyclines. In addition, the FDA has granted a deferral on conducting studies in children eight years and older until safety and efficacy is established in adults. In May 2016, we received confirmation from the FDA that the oral-only ABSSSI study design was acceptable and consistent with the currently posted guidance for the industry.  In September 2017, both the oral and IV formations of omadacycline were granted an additional QIDP designation by the FDA for the treatment of uncomplicated urinary tract infection, or uncomplicated UTI.

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

To date, we have conducted more than 20 Phase 1 studies of omadacycline to characterize the effects of the drug on humans including how it is absorbed, metabolized, and excreted. These Phase 1 studies also included evaluation in special populations like hepatic and renal failure patients.  We have also conducted and completed three successful Phase 3 clinical studies. Our first two Phase 3 clinical studies were for the treatment of ABSSSI (OASIS-1) and CABP (OPTIC).  Both studies utilized initiation of IV therapy with transitions to oral-based treatment on clinical response. Our third Phase 3 clinical study (OASIS-2) was an oral-only administration of omadacycline in ABSSSI compared to oral-only linezolid. All three Phase 3 clinical studies resulted in omadacycline demonstrating positive efficacy results and a generally favorable safe and well tolerated profile. We included these clinical data in our New Drug Application, or NDA, submissions to the FDA completed in February 2018 for our once-daily oral and IV formulations of omadacycline for the treatment of ABSSSI and CABP. We intend to include these clinical data in the MAA submission to the European Medicines Agency, or the EMA, which we plan to submit in the second half of 2018.

In April 2018, the FDA accepted our NDAs. Omadacycline met all required FDA and EMA, primary endpoints in each study and demonstrated a generally safe and well-tolerated profile. In the NDA acceptance letter, the FDA stated that no filing or potential review issues were identified.  The FDA also stated that it is planning to hold an advisory committee meeting to review these applications. NDA acceptance starts the final review period of our applications and sets the final Prescription Drug User Fee Act, or PDUFA, action date.  Since we received priority review designation, our PDUFA action date is expected to occur in early October 2018.

We anticipate the formal onboarding of our sales force leadership team and the broader sales force shortly before commercial launch. We expect to grow our sales force during 2019 toward a target of 80 to 85 sales representatives, which we believe is sufficient to address the key U.S. hospital accounts.

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

In March 2017, Allergan announced that two Phase 3 studies of sarecycline for the treatment of moderate to severe acne vulgaris met their 12-week primary efficacy endpoints. In addition, a nine-month long-term safety extension study was completed. The safety results from the long-term study are generally consistent with results from the two 12-week studies. Based on these clinical data, Allergan submitted an NDA to the FDA, which was accepted in December 2017 for the treatment of moderate to severe acne, and we anticipate approval in the second half of 2018.

Allergan currently holds a nonexclusive license to develop and commercialize sarecycline for the treatment of rosacea in the U.S. There are currently no clinical trials with sarecycline in rosacea underway.

To date, we have devoted a substantial amount of our resources to research and development efforts, including conducting clinical trials for omadacycline, protecting our intellectual property and providing general and administrative support for these operations.. We have not yet submitted any other product candidates for approval by regulatory authorities. We do not currently have rights to any products that have been approved for marketing in any territory. We have not generated any revenue from product sales and to date have financed our operations primarily through sale of our common and convertible preferred stock, debt financings, strategic collaborations, and grant funding.

We have incurred significant losses since our inception in 1996. Our accumulated deficit at March 31, 2018 was $497.9 million and our net loss for the three months ended March 31, 2018 was $27.8 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

We do not expect to generate revenue from product sales unless and until we or either of our partners, Allergan or Zai Lab (Shanghai) Co., Ltd., or Zai, obtain marketing approval for and commercialize one or more of our product candidates. Accordingly, we anticipate that we will need to raise additional capital in order to complete the development and commercialization of omadacycline and to advance the development of our other product candidates. Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our development programs or commercialization efforts. We will need to generate significant revenue to achieve and sustain profitability, and we may never be able to do so.

Recent Financing Activities

In October 2015 and February 2017, we. entered into Controlled Equity OfferingSM Sales Agreements, or the 2015 Sales Agreement and 2017 Sales Agreement, respectively, and collectively, the Sales Agreements, with Cantor Fitzgerald & Co., or Cantor, under which we could, at our discretion, from time to time sell shares of our common stock, with a sales value of up to $50 million under each Sales Agreement through Cantor. We provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. We have sold all $50 million of shares of our common stock under the 2015 Sales Agreement. We received $1.8 million in proceeds, after deducting commissions of $0.1 million, from the sale of 96,308 shares of common stock, during the three months ended March 31, 2018, under the 2017 Sales Agreement. As of April 30, 2018, $0.8 million remains available for sale under the 2017 Sales Agreement.

On April 18, 2018, we entered into a Purchase Agreement, or the Purchase Agreement, with the several initial purchasers, or the Initial Purchasers, for whom Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink Partners LLC acted as representatives relating to the sale of $135.0 million aggregate principal amount of 4.75% Convertible Senior Subordinated Notes due 2024, or the Notes, to the Initial Purchasers. We also granted the Initial Purchasers an option to purchase up to an additional $25.0 million aggregate principal amount of Notes, which was exercised in full on April 20, 2018.

In addition, J. Wood Capital Advisors LLC, the Company’s financial advisor, purchased $5.0 million aggregate principal amount of Notes in a separate, concurrent private placement on the same terms as other investors.

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales. All of our revenue to date has been derived from license fees, milestone payments, royalty income, reimbursements for research, development and manufacturing activities under licenses and collaborations, grant payments received from the National Institute of Health and other non-profit organizations. If the FDA approves our NDA for omadacycline on the anticipated timeline, we intend to begin selling omadacycline in the first quarter of 2019.

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

We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for omadacycline and other projects during the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Omadacycline costs	$9,072	$14,361
Other research and development costs	5,792	4,296
Total	$14,864	$18,657

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel and professional, legal and consulting fees.

Interest Expense

Interest expense represents interest incurred on the Hercules Loan Agreement (as defined below), as amended and the adjustment of our marketable securities to amortized cost.

Interest Income

Interest income represents interest earned on our money market funds and marketable securities.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

	Three Months Ended March 31,
(in thousands)	2018	2017	$ Change
License and royalty revenue	$10	$18	$(8)
Operating expenses:
Research and development	14,864	18,657	(3,793)
General and administrative	11,873	8,363	3,510
Changes in fair value of contingent consideration	(15)	(231)	216
Total operating expenses	26,722	26,789	(67)
Loss from operations	(26,712)	(26,771)	59
Other income and expenses:
Interest expense	(1,507)	(1,132)	(375)
Interest income	475	240	235
Other loss, net	(6)	(7)	1
Net Loss	$(27,750)	$(27,670)	$(80)

Revenue

Revenue for the three months ended March 31, 2018 and 2017 represents fifty percent of net royalties received pursuant to the Royalty Sharing Agreement entered into in October 2016.

Research and Development Expense

Research and development expenses were $14.9 million for the three months ended March 31, 2018, compared to $18.7 million for the three months ended March 31, 2017. The decrease was primarily driven by lower clinical study costs, offset by an increase in manufacturing production costs for omadacycline, higher salaries, benefits and recruiting fees, and NDA user fees.

We anticipate that our research and development expenses will increase during 2018 as a result of our Phase 2 UTI program, as well as the costs associated with building our medical affairs team and production of omadacycline commercial supply, expanding our manufacturing capacity, and securing secondary suppliers to ensure a robust supply chain for the years beyond launch, each of which will be classified as research and development expense until such time as the FDA may grant approval of omadacycline.

General and Administrative Expense

General and administrative expenses were $11.9 million for the three months ended March 31, 2018 compared to $8.4 million for the three months ended March 31, 2017.  The increase was primarily due to increased headcount and higher marketing, market access and other commercial consulting costs.

We anticipate that our general and administrative expenses will increase in future periods as we prepare for commercial launch of omadacycline, if approved by the FDA.

Changes in Fair Value of Contingent Obligations

During the three months ended March 31, 2018 and 2017, we recorded a $15,000 decrease and $0.2 million decrease, respectively, in the fair value of our contingent obligation to former Transcept Pharmaceuticals, Inc., or Transcept, stockholders. The decrease in the fair value of our contingent obligation reflects a corresponding decline in projected Intermezzo sales.

Other Income and Expenses

Interest expense for the three months ended March 31, 2018 represents interest incurred on the Hercules Loan Agreement, as amended, of $1.6 million offset by the net accretion of our marketable securities of $0.1 million. Interest income for the three months ended March 31, 2018 represents interest earned on our money market funds and marketable securities of $0.5 million. Interest expense for the three months ended March 31, 2017 represents interest incurred on the Hercules Loan Agreement, as amended, of $1.0 million and the net amortization of our marketable securities of $0.1 million. Interest income for the three months ended March 31, 2017 represents interest earned on our money market funds and marketable securities of $0.2 million.

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

On September 30, 2015, we entered into a Loan and Security Agreement, or the Hercules Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P, together, Hercules, and certain other lenders and Hercules Technology Growth Capital, Inc. (as agent). We executed four amendments to the Hercules Loan Agreement subsequent to September 30, 2015, providing access to term loans with an aggregate principal amount of up to $60.0 million. As of March 31, 2018, we have drawn down on the full $60.0 million available to us. The third amendment, which was executed in June 2017, extended the date on which we are required to begin making monthly principal installments from January 1, 2019 to January 1, 2020, subject to our receipt of marketing approval for our lead product candidate, omadacycline, or the Interest Only Period Extension Event.  Beginning on January 1, 2019, or, if we achieve the Interest Only Period Extension Event, beginning on January 1, 2020, we will make payments in equal monthly installments of principal and interest, with the balance of outstanding loans due on the original maturity date of the Hercules Loan Agreement, as amended. To date, we have issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P., a warrant to purchase 16,346 shares of our common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share and a warrant to purchase 18,574 shares of our common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per share. We also have issued a warrant to Hercules Capital, Inc. that is exercisable for an aggregate of 5,374 shares of our common stock at an exercise price of $23.26 per share.

In October 2015 and February 2017, we entered into the 2015 Sales Agreement and 2017 Sales Agreement, respectively, with Cantor, under which we could, at our discretion, from time to time sell shares of our common stock, with a sales value of up to $50 million under each Sales Agreement through Cantor. We provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act. We have sold all $50 million of shares of our common stock under the 2015 Sales Agreement. We received $1.8 million in proceeds, after deducting commissions of $0.1 million, from the sale of 96,308 shares of common stock, during the three months ended March 31, 2018, under the 2017 Sales Agreement. As of April 30, 2018, $0.8 million remain available for sale under the 2017 Sales Agreement.

On October 16, 2015, we filed a registration statement on Form S-3 with the SEC, which was declared effective on October 29, 2015, to sell certain of our securities in an aggregate amount of up to $100.0 million. Under this shelf registration statement on January 22, 2018, we completed an underwritten offering on January 22, 2018 of 3,205,128 shares of our common stock, resulting in total proceeds of $50.0 million. Offering expenses incurred were $0.2 million. As of March 31, 2018, $50.0 million remains available on this shelf registration statement.

On December 12, 2016, we filed a registration statement on Form S-3 with the SEC, which was declared effective on December 20, 2016, to sell certain of our securities in an aggregate amount of up to $225.0 million. As of March 31, 2018, $175.0 million remains available on this shelf registration statement. Additionally, on December 1, 2017, we filed a registration statement on Form S-3 with the SEC, which was declared effective on December 8, 2017, to sell certain of our securities in an aggregate amount of up to $250.0 million. As of March 31, 2018, $250.0 million remains available on this shelf registration statement.

On April 18, 2018, we entered into the Purchase Agreement with the Initial Purchasers for whom Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink Partners LLC acted as representatives relating to the sale of $135.0 million aggregate principal amount of 4.75% Convertible Senior Subordinated Notes due 2024 to the Initial Purchasers. We also granted the Initial Purchasers an option to purchase up to an additional $25.0 million aggregate principal amount of Notes, which was exercised in full on April 20, 2018.

In addition, J. Wood Capital Advisors LLC, the Company’s financial advisor, purchased $5.0 million aggregate principal amount of Notes in a separate, concurrent private placement on the same terms as other investors.

We have used and we intend to continue to use the net proceeds from the above offerings of our common stock and the Notes, as well as from the Hercules Loan Agreement, as amended, together with our existing capital resources, to fund our ongoing and future clinical studies of omadacycline, to fund commercial launch, and for working capital and other general corporate purposes.

As of March 31, 2018, we had cash, cash equivalents and marketable securities of $184.3 million.

The following table summarizes our cash provided by and used in operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
(in thousands)	2018	2017
Net cash used in operating activities	$(19,052)	$(24,927)
Net cash used in investing activities	$(18,716)	$(3,562)
Net cash provided by financing activities	$51,692	$36,881

Operating Activities

Cash used in operating activities for the three months ended March 31, 2018 of $19.1 million is primarily the result of our $27.8 million net loss, and a $1.5 million net decrease in other current liabilities. This is offset by $5.0 million in non-cash items, including $4.6 million in depreciation, amortization and stock-based compensation expense and $0.4 million of interest income, as well as a $4.2 million decrease in accounts receivable and a $0.7 million decrease in prepaids and other current assets. Cash used in operating activities for the three months ended March 31, 2017 of $24.9 million is primarily the result of our $27.7 million net loss as well as a $2.4 million decrease in accounts payable and accrued expenses. The remainder is the net impact of $4.4 million in non-cash items, including $4.3 million in depreciation, amortization and stock-based compensation expense, offset slightly by a $0.2 million decrease in contingent obligations to former Transcept stockholders.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2018 consists of $50.0 million investment in short-term marketable securities (U.S. treasury and government agency securities) offset by proceeds from maturities of marketable securities of $31.0 million. During the three months ended March 30, 2017, we invested $27.6 million in short-term marketable securities (U.S. treasury securities) and received proceeds from maturities of marketable securities of $25.0 million. We also purchased $0.9 million of fixed assets for our new offices in Boston and King of Prussia.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2018 primarily represents $50.0 million in proceeds received in connection with our January 2018 public offering of common stock, net of $0.2 million in offering expenses incurred, net proceeds of $1.8 million received from the sale of shares of our common stock under the Sales Agreements and $0.2 million from the exercise of stock options. Net cash provided by financing activities during the three months ended March 31, 2017 primarily represents net proceeds of $36.9 million received from the sale of shares of our common stock under the Sales Agreement.

Future Funding Requirements

We have not generated any revenue from product sales. We do not know when, if ever, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until either we or either of our partners, Allergan or Zai, obtain regulatory approval of and commercialize one or more of our product candidates. Subject to obtaining regulatory approval for any of our product candidates, we anticipate that we will need substantial additional funding in connection with our continuing operations to support pre-launch and commercial activities associated with our lead product candidate, omadacycline.

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

Based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities of $184.3 million as of March 31, 2018 as well as the $158.8 million in net proceeds from our April 2018 convertible notes offering, future contingent regulatory and commercial milestone payments from our collaborations with Allergan and Zai, and estimated omadacycline product sales, if omadacycline is approved by the FDA on its anticipated timeline, will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the unknown extent to which we will enter into collaborations with third parties to participate in the development and commercialization of our product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding. We do not have any committed external sources of funds other than contingent milestone payments and royalties under the Allergan Collaboration Agreement and the Zai Collaboration Agreement, which are terminable by Allergan and Zai, respectively, upon prior written notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholders’ rights. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

There have been no material changes in our critical accounting policies during the three months ended March 31, 2018, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 6, 2018.

Recent Accounting Pronouncements

Refer to Note 16, Recent Accounting Pronouncements, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2018 and the year ended December 31, 2017 we did not engage in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments as of March 31, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 6, 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Our cash, cash equivalents and investments balance as of March 31, 2018 consisted of cash and cash equivalents, U.S. treasury securities and government agency securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments, although they are available for immediate sale, until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 10% of total liabilities as of March 31, 2018.

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

As of March 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and implemented appropriate changes to its internal controls to support revenue recognition, including controls to monitor the probability of achievement of contingent milestone payments, and additional revenue-related disclosures under the new standard. During the three months ended March 31, 2018, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 15, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 6, 2018 other than as set forth below.

Risks Related to the Notes

Servicing our debt, including the Notes, requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on the timing of regulatory reviews and approvals and our future performance, which is subject to regulatory, economic, financial, competitive and other factors beyond our control. We are a clinical stage biopharmaceutical company and we have not yet generated any revenue or profit from product sales. We expect to continue to incur losses as we continue our clinical development of, and seek regulatory approvals for, our product candidates, prepare to commercialize any approved products and add infrastructure and personnel to support our product development efforts and operations. Accordingly, our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

The Notes are subordinated to our senior indebtedness, effectively subordinated to our secured indebtedness and structurally junior to any liabilities of our subsidiaries.

The Notes are our general, unsecured, senior subordinated obligations and rank equally in right of payment with all of our future unsecured, senior subordinated indebtedness; senior to all of our future subordinated indebtedness; junior to all of our existing and future senior indebtedness, whether or not secured; effectively subordinated to all of our secured indebtedness, including secured indebtedness under the Hercules Loan Agreement, as amended, to the extent of the value of the assets securing such indebtedness; and structurally junior to the liabilities, including trade payables, of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims senior to the Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. The indenture governing the Notes does not prohibit us from incurring additional senior debt or secured debt, nor does it prohibit any of our subsidiaries from incurring additional liabilities.

Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due. While the Hercules Loan Agreement, as amended, restricts our ability and the ability of our subsidiaries to issue or incur additional indebtedness, including secured indebtedness, if our loans under the Hercules Loan Agreement, as amended, mature or are repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

We may not have the ability to raise the funds necessary to repurchase the Notes upon a fundamental change, and our existing or future debt may contain limitations on our ability to repurchase the Notes.

Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor. In addition, our ability to repurchase the Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness that exist at the time of the repurchase. The Hercules Loan Agreement, as amended, currently limits our ability to repurchase the Notes. Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing the Notes would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under the Hercules Loan Agreement, as amended, and/or agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes.

In addition, our borrowings under the Hercules Loan Agreement, as amended, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

The Hercules Loan Agreement, as amended, limits our ability to pay any cash amount upon repurchase of the Notes.

The Hercules Loan Agreement, as amended, prohibits us from making any cash payments to repurchase the Notes upon a fundamental change. Any new credit facility that we may enter into may have similar restrictions.

Our failure to repurchase the Notes as required under the terms of the Notes would constitute a default under the indenture governing the Notes and permit holders of the Notes to accelerate our obligations under the Notes. A default under the indenture or the fundamental change itself could also lead to a default under the Hercules Loan Agreement, as amended, or agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes.

Future sales of our common stock or equity-linked securities in the public market could lower the market price for our common stock.

In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options and upon conversion of the Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.

Item 6.	Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock	Form 8-K	001-36066	3.1	July 24, 2015

3.4	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	October 5, 2015

4.3	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	December 13, 2016

4.4	Form of Warrant Agreements issued to Hercules Capital, Inc.	Form 8-K	001-36066	4.1	June 29, 2017

4.5	Warrant, dated as of April 7, 2014 issued to HBM Healthcare Investments (Cayman) Ltd.	Form 10-K	001-36066	10.22	April 2, 2015

4.6	Warrant, dated as of April 18, 2014 issued to K/S Danish BioVenture.	Form 10-K	001-36066	10.23	April 2, 2015

4.7	Warrant, dated as of April 7, 2014 issued to Omega Fund III, L.P.	Form 10-K	001-36066	10.24	April 2, 2015

4.8	Indenture, dated as of April 23, 2018, by and between Paratek Pharmaceuticals, Inc. and U. S. Bank National Association (including the form of the 4.75% Convertible Senior Subordinated Note due 2024).	Form 8-K	001-36066	4.1	April 23, 2018

4.9	Form of Note (included in Exhibit 4.8)	Form 8-K	001-36066	4.2	April 23, 2018

10.1	Amendment No.4 to the Loan and Security Agreement, as amended, with Hercules Technology II, L.P., Hercules Technology III, L.P. and certain other lenders, and Hercules Technology Growth Capital, Inc., as agent.	Form 8-K	001-36066	4.3	April 23, 2018

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of May 2018.

Paratek Pharmaceuticals, Inc.

By:	/s/ Michael F. Bigham
Michael F. Bigham
Chairman and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Douglas W. Pagán
Douglas W. Pagán
Chief Financial Officer (Principal Financial and Accounting Officer)