Form 10-Q
period 2018-06-30
Paratek Pharmaceuticals, Inc.
filed 2018-08-02
CIK 1178711

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2018 or

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

As of July 31, 2018 there were 31,729,649 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and par value amounts)

(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$56,082	$35,416
Short-term available-for-sale securities	207,967	116,307
Restricted cash	266	162
Accounts receivable	19	5,041
Other receivable	866	848
Prepaid and other current assets	2,696	2,712
Total current assets	267,896	160,486
Restricted cash	250	250
Long-term available-for-sale securities	57,096	—
Fixed assets, net	1,462	1,711
Intangible assets, net	50	142
Goodwill	829	829
Other long-term assets	245	280
Total assets	$327,828	$163,698
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,666	$3,555
Other accrued expenses	8,978	8,270
Accrued contract manufacturing costs	6,537	4,964
Current portion of long-term debt	15,814	—
Total current liabilities	33,995	16,789
Long-term debt	202,717	59,186
Contingent obligations	25	71
Other liabilities	5,599	5,174
Total liabilities	242,336	81,220
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,714,649 and 27,941,015 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	32	28
Additional paid-in capital	613,279	552,720
Accumulated other comprehensive loss	(226)	(158)
Accumulated deficit	(527,593)	(470,112)
Total stockholders’ equity	85,492	82,478
Total liabilities and stockholders’ equity	$327,828	$163,698

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
License and royalty revenue	$40	$7,514	$50	$7,532
Operating expenses:
Research and development	14,802	15,079	29,665	33,735
General and administrative	12,912	8,716	24,785	17,080
Impairment of intangible asset	86	682	86	682
Changes in fair value of contingent consideration	(31)	(318)	(46)	(549)
Total operating expenses	27,769	24,159	54,490	50,948
Loss from operations	(27,729)	(16,645)	(54,440)	(43,416)
Other income and expenses:
Interest expense	(2,904)	(1,126)	(4,410)	(2,258)
Interest income	894	349	1,369	590
Other gain (loss), net	6	(8)	(1)	(15)
Loss before income taxes	$(29,733)	$(17,430)	$(57,482)	$(45,099)
Provision for income taxes	—	753	—	753
Net loss	(29,733)	(18,183)	(57,482)	(45,852)
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of tax	(47)	(42)	(67)	(80)
Comprehensive loss	$(29,780)	$(18,225)	$(57,549)	$(45,932)
Net loss per share - basic and diluted	$(0.94)	$(0.66)	$(1.85)	$(1.78)
Weighted average common shares outstanding
Basic and diluted	31,581,275	27,347,941	31,076,788	25,780,756

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2018	2017
Net loss	$(57,482)	$(45,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	290	655
Stock-based compensation expense	8,870	8,936
Noncash interest expense	1,884	293
Impairment of intangible asset	86	682
Change in fair value of contingent consideration	(46)	(549)
Changes in operating assets and liabilities
Accounts receivable and other current assets	5,391	646
Purchase of prepaid interest - marketable securities	(548)	(207)
Accounts payable and accrued expenses	(631)	(5,809)
Other liabilities and other assets	459	519
Net cash used in operating activities	(41,727)	(40,686)
Investing activities
Purchase of fixed assets, net	(54)	(1,128)
Purchase of marketable securities	(220,732)	(93,887)
Proceeds from maturities of marketable securities	72,300	45,000
Net cash used in investing activities	(148,486)	(50,015)
Financing activities
Proceeds from the issuance of long-term convertible debt, net of costs	159,291	—
Proceeds from the issuance of long-term debt, net of costs	—	9,915
Proceeds from exercise of stock options	176	20
Proceeds from sale of common stock	51,516	78,690
Net cash provided by financing activities	210,983	88,625
Net increase (decrease) in cash, cash equivalents and restricted cash	20,770	(2,076)
Cash, cash equivalents and restricted cash at beginning of period	35,828	54,028
Cash, cash equivalents and restricted cash at end of period	$56,598	$51,952
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,380	$1,606
Convertible debt costs incurred but unpaid at period end	$317	$—

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

The Company has incurred significant losses since its inception in 1996. The Company has generated an accumulated deficit of $527.6 million through June 30, 2018 and will require substantial additional funding in connection with the Company’s continuing operations to support commercial activities associated with its lead product candidate, omadacycline. Based upon the Company’s current operating plan, the Company anticipates that its existing cash, cash equivalents and marketable securities of $321.1 million as of June 30, 2018 will enable the Company to fund operating expenses and capital expenditure requirements through at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding.  The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations as well as those risks discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, or the SEC, on March 6, 2018, in the “Risk Factors” section of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as filed with the SEC on May 8, 2018, and in this Quarterly Report on Form 10-Q.

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

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$56,082	$35,416	$51,587	$52,962
Short-term restricted cash	266	162	115	816
Long-term restricted cash	250	250	250	250
Total cash, cash equivalents and restricted cash shown on the condensed consolidated statement of cash flows	$56,598	$35,828	$51,952	$54,028

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, using the full retrospective transition method. Under this method, the Company will revise its consolidated financial statements for the years ended December 31, 2017 and 2016, and applicable interim periods within those years, as if ASC 606 had been effective for those periods. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied as services are rendered.

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

Impact of adoption

The adoption of ASC 606 on January 1, 2018 did not result in significant changes to the revenue recognition pattern for any of the Company’s license and collaboration agreements. For further discussion of the adoption of this standard, and for a discussion of accounting for collaboration revenue, see Note 8, License and Collaboration Agreements.

There have been no other material changes in the Company’s significant accounting policies during the six months ended June 30, 2018.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America, or U.S. GAAP, as found in the ASC and ASU of the Financial Accounting Standards Board, or FASB, and pursuant to the rules and regulations of the SEC.

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2017, except as described above related to the adoption of ASU 2016-15 and ASC 606 and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim period ended June 30, 2018.  Beginning January 1, 2018, the Company presented “accrued contract manufacturing costs” as a separate line item on its condensed consolidated balance sheet. As such, the Company reclassified the December 31, 2017 accrued contract manufacturing costs balance of $5.0 million, from “other accrued expenses” into “accrued contract manufacturing costs”. Beginning on January 1, 2018, the Company also reclassified the balance of “accrued contract research” of $2.4 million as of December 31, 2017, previously presented as a separate line within the Company’s consolidated balance sheet, into “other accrued expenses” on the condensed consolidated balance sheet.

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

Convertible Debt

For convertible debt that may only be settled with common shares, the Company accounts for the debt net of any discounts or issuance costs on its condensed consolidated balance sheet. The Company recognizes debt issuance cost amortization using the effective interest method as part of interest expense in its condensed consolidated statements of operations.

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

3.   Cash and Cash Equivalents and Marketable Securities

The following is a summary of available-for-sale securities as of June 30, 2018 and December 31, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2018
U.S. treasury securities	$265,289	$—	$(226)	$265,063
Total	$265,289	$—	$(226)	$265,063
December 31, 2017
U.S. treasury securities	$114,666	$—	$(158)	$114,508
Government agency securities	1,799	—	—	1,799
Total	$116,465	$—	$(158)	$116,307

No available-for-sale securities held as of June 30, 2018 and December 31, 2017 had remaining maturities greater than eighteen months and twelve months, respectively.

4.   Restricted Cash

Short-term restricted cash

As of June 30, 2018 and December 31, 2017, restricted cash of $0.3 million and $0.2 million, respectively, represents royalty income received but not yet paid to former Transcept stockholders as part of the royalty sharing agreement, or the Royalty Sharing Agreement, executed by the Company on October 28, 2016 with the Special Committee of the Company’s Board of Directors, or the Special Committee, a committee established in connection with the Merger. See Note 11, Fair Value Measurements, for more information on the Royalty Sharing Agreement.

Long-term restricted cash

The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. Refer to Note 15, Commitments and Contingencies, for further details. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of June 30, 2018 and December 31, 2017, naming the landlord as beneficiary.

5.   Fixed Assets

Fixed assets, net, consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Office equipment	$866	$866
Computer equipment	412	412
Computer software	795	787
Leasehold improvements	904	860
Construction-in-process	2	—
Gross fixed assets	2,979	2,925
Less: Accumulated depreciation and amortization	(1,517)	(1,214)
Net fixed assets	$1,462	$1,711

6.   Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Intermezzo product rights	$50	$142
TO-2070 asset	170	170
Gross intangible assets	220	312
Less: Accumulated amortization	(170)	(170)
Net intangible assets	$50	$142

Intermezzo product rights and the TO-2070 license rights were acquired through the Merger. Refer to Note 8, License and Collaboration Agreements, for further detail concerning Intermezzo.  Intangible assets are reviewed when events or circumstances indicate that the assets might be impaired. An impairment loss would be recognized when the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets.  If it is determined that the intangible asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying value of the intangible asset over its fair value. The Company recorded impairment of $0.1 million for the three and six months ended June 30, 2018. The Company recorded impairment of $0.7 million for the three and six months ended June 30, 2017.

7.   Net Loss Per Share Available to Common Stockholders

Basic net loss per share available to common stockholders is calculated by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method or the if-converted method, as applicable. For purposes of this calculation, stock options, restricted stock units, or RSUs, warrants to purchase common stock and shares of common stock issuable upon conversion of convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share available to common stockholders when their effect is dilutive.

The following outstanding shares subject to stock options, RSUs and warrants to purchase common stock and common shares issuable upon conversion of convertible debt were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation as of the three and six months ended June 30, 2018 and 2017 as indicated below:

	June 30,
	2018	2017
Excluded potentially dilutive securities (1):
Common stock issuable upon conversion of the 4.75% Convertible Senior Subordinated Notes due 2024	10,377,361	—
Shares subject to outstanding options to purchase common stock	3,713,967	3,467,049
Unvested restricted stock units	1,924,774	954,003
Shares subject to warrants to purchase common stock	84,828	84,828
Shares issuable under employee stock purchase plan	36,539	36,539
Totals	16,137,469	4,542,419

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of June 30, 2018. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

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

The Company evaluated the Zai Collaboration Agreement under ASC 606. The Company determined that there were six material promises under the Zai Collaboration Agreement: (i) an exclusive license to develop, manufacture and commercialize omadacycline in the territory, (ii) the initial technology transfer (ii) a transfer of certain materials and materials know-how, (iv) optional manufacturing services, (v) optional regulatory support and (vi) optional commercialization support. The Company determined that the exclusive license and initial technology transfer were not distinct from one another, as the license has limited value without the transfer of the Company’s technology; which will allow Zai to develop the manufacturing process and commercialize omadacycline in the territory in the timeline anticipated under the agreement. Without the technology transfer, Zai would incur additional costs to recreate the Company’s know-how. Therefore, the license and initial technology transfer are combined as a single performance obligation.  The transfer of materials is a single distinct performance obligation.  The Company evaluated the option rights for manufacturing services, regulatory support and commercialization support to determine whether they represent or include material rights to Zai and concluded that the options were not issued at a discount, and therefore do not represent material rights. As such, they are not considered performance obligations at the outset of the arrangement.

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

The Company did not recognize revenue under the Zai Collaboration Agreement in the three and six months ended June 30, 2018. During the three months and six months ended June 30, 2017, the Company recognized revenue under the Zai Collaboration Agreement of $7.5 million, which represents the upfront payment. There was no deferred revenue as of June 30, 2018.

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

The Company has not recognized any revenue under this arrangement for the three and six months ended June 30, 2018 or June 30, 2017. The future potential milestone payment was excluded from the transaction price as it is fully constrained as the risk of significant reversal has not yet been resolved. Royalty payments would be recognized when the sale occurs.

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

Past Collaborations

Novartis

In September 2009, the Company and Novartis International Pharmaceutical Ltd., or Novartis, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. We and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, EMA, or any regulatory agency, but only to the extent the Company had not previously granted such commercialization rights related to omadacycline to another third party as of any such approval. The Company also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by the Company in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $3.6 million for the six months ended June 30, 2018 and year ended December 31, 2017 included within “Other Long-Term Liabilities” on the Company’s consolidated balance sheet. There are no other payment obligations to Novartis under the Novartis Agreement or the amended Novartis Letter Agreement.

9.   Capital Stock

In October 2015 and February 2017, the Company entered into Controlled Equity OfferingSM Sales Agreements, or the 2015 Sales Agreement and 2017 Sales Agreement, respectively, and collectively, the Sales Agreements, with Cantor Fitzgerald & Co., or Cantor, under which the Company could, at its discretion, from time to time sell shares of its common stock, with a sales value of up to $50 million under each Sales Agreement through Cantor. The Company provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has sold all $50 million of shares of its common stock under the 2015 Sales Agreement. The Company received $1.8 million in proceeds, after deducting commissions of $0.1 million, from the sale of 96,308 shares of common stock, during the six months ended June 30, 2018, under the 2017 Sales Agreement. As of July 31, 2018, $0.8 million remains available for sale under the 2017 Sales Agreement.

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

As described in Note 13, Debt, in connection with a Loan and Security Agreement, or the Hercules Loan Agreement, into which the Company entered with Hercules Technology II, L.P. and Hercules Technology III, L.P., together, Hercules, and certain other lenders and Hercules Technology Growth Capital, Inc. (as agent), the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 16,346 shares of its common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share, or the Hercules Warrants, on September 30, 2015, which expire five years from issuance or at the consummation of a Public Acquisition, as defined in each of the Hercules Warrant agreements.

As described in Note 13, Debt, in connection with the second amendment to the Hercules Loan Agreement on December 12, 2016, the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 18,574 shares of its common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per share, or the Loan Amendment Warrants. Additionally, in connection with the borrowing of the Third Tranche (as defined in Note 13, Debt) on June 27, 2017, the Company issued an additional warrant to Hercules Capital, Inc. to purchase 5,374 shares of its common stock at an exercise price of $23.26 per share, or the Additional Warrant.

As described in Note 13, Debt, in connection with the fifth amendment to the Hercules Loan Agreement, or the Fifth Amendment, on August 1, 2018, the Company issued to Hercules Capital, Inc. a warrant to purchase up to 19,627 shares of its common stock at an exercise price of $10.19 per share, or the Fifth Amendment Warrant.

The Hercules Warrants, Loan Amendment Warrants, Additional Warrant and the Fifth Amendment Warrant, collectively referred to as the Warrants, may be exercised on a cashless basis. The Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years (or seven years, in the case of the Fifth Amendment Warrant) from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the various agreements for the Warrants.

10.   Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued legal costs	$385	$257
Accrued compensation	3,064	3,403
Intermezzo payable	—	124
Accrued professional fees	2,500	953
Accrued contract research	2,043	2,360
Accrued commercial	776	911
Accrued other	210	262
Total	$8,978	$8,270

11.   Fair Value Measurements

Financial instruments, including cash, cash equivalents, restricted cash, money market funds, U.S. treasury and government agency securities, accounts receivable, accounts payable, accrued expenses, contingent obligations and the Intermezzo reserve are carried on the condensed consolidated financial statements at amounts that approximate fair value. The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date.  The carrying value of the Company’s debt (including the Notes) approximates its fair value as the interest rate is near current market rates. The fair value of the Company’s debt was determined using Level 3 inputs.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2018 and December 31, 2017 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2018
Assets:
U.S. treasury securities	$265,063	$—	$—	$265,063
Total Assets	$265,063	$—	$—	$265,063
Liabilities:
Contingent obligations	$—	$—	$25	$25
Total Liabilities	$—	$—	$25	$25
December 31, 2017
Assets:
U.S. treasury securities	$114,508	$—	$—	$114,508
Government agency securities	—	1,799	—	1,799
Total Assets	$114,508	$1,799	$—	$116,307
Liabilities:
Contingent obligations	$—	$—	$71	$71
Total Liabilities	$—	$—	$71	$71

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

The significant unobservable inputs used in the fair value measurement of the contingent obligation to former Transcept stockholders with respect to the Intermezzo product rights as of June 30, 2018 and December 31, 2017 were estimated future Intermezzo product revenues and associated royalties due to the Company as well as the appropriate discount rate given consideration to the market and forecast risk involved. The results of this valuation yielded a decrease in the contingent obligation to former Transcept stockholders of $46,000 during the six months ended June 30, 2018. Significant increases or decreases in any of those inputs would result in a substantially lower or higher fair value measurement.

The following table provides a roll forward of the fair value of contingent obligations categorized as Level 3 instruments, for the six months ended June 30, 2018 (in thousands):

Contingent liability— former Transcept stockholders
Balances at December 31, 2017	$71
Change in fair value	(46)
Balances at June 30, 2018	$25

12.   Stock-Based Compensation

The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expense	$1,554	$1,714	$3,014	$3,055
General and administrative expense	2,949	3,177	5,856	5,881
Total stock-based compensation expense	$4,503	$4,891	$8,870	$8,936

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

	Six Months Ended June 30,
	2018	2017
Volatility	68.1%	76.2%
Weighted average risk-free interest rate	2.7%	2.0%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	5.9	5.8

Stock Option Plan Activity

The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Equity Incentive Plan, or the 2015 Plan, which was approved by Company stockholders at the annual meeting of shareholders held on June 9, 2015, reserving 1,200,000 shares of common stock for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, performance cash awards and other stock awards to directors, officers, employees and consultants. The 2015 Plan is intended to be the successor to and continuation of the Paratek Pharmaceuticals, Inc, 2006 Incentive Award Plan and the Paratek Pharmaceuticals, Inc.  2014 Equity Incentive Plan, or collectively, the Prior Plans.  When the 2015 Plan became effective, no additional stock awards were granted under the Prior Plans, although all outstanding stock awards granted under the Prior Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the Prior Plans. On January 1, 2018, 1,397,050 shares of common stock were automatically added to the shares authorized for issuance under the 2015 Plan pursuant to a “Share Reserve” provision contained in the 2015 Plan.  The Share Reserve automatically increases on January 1st of each year, for the period commencing on (and including) January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st  increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise automatically occur.  Total shares available for future issuance under the 2015 Plan are 232,452 shares as of June 30, 2018.

During the six months ended June 30, 2018, the Company’s Board of Directors granted 60,800 stock options and 1,154,370 RSUs to directors, executives and employees of the Company under the 2015 Plan. The stock option awards are subject to time-based vesting over a period of one to four years.  The RSU awards made to directors of the Company in February 2018 are subject to time-based vesting, with 100% of the shares of common stock subject to the RSUs vesting one year from the grant date. The RSU award made to a director of the Company in April 2018 vests in equal installments on each of the first three anniversaries of the grant date. The RSU awards made to executives and employees are subject to time-based vesting over a period of three years from the grant date.

The grants also included performance-based RSU, or PRSU, awards to certain executives and employees of the Company. The PRSU awards issued during the six months ended June 30, 2018 have vested or will vest as follows: (a) 10/55 shall be earned and time vest on achievement of European Medicines Agency, or EMA, filing preliminary validation, (b) 20/55 shall be earned and time vest on achievement of EMA approval, and (c) 25/55 shall be earned on achievement of the launch of Omadacycline in the U.S. and time vest on the date that is 15 months following such launch date.

The Company recognizes the compensation cost of awards subject to performance-based vesting conditions over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance using the accelerated attribution method. If achievement of the performance condition is not probable, but the award will vest based on the service condition, the Company recognizes the expense over the requisite service period. A change in the requisite service period that does not change the estimate of the total compensation cost (i.e., it does not affect the grant-date fair value or quantity of awards to be recognized) is recognized prospectively over the remaining requisite service period. Since the Company believes it is probable that milestone (a) above will be achieved, the Company recognized compensation cost, for a total of $0.7 million for the performance condition during the six months ended June 30, 2018 using the accelerated attribution method.

The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Inducement Plan, or the 2015 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 360,000 shares of common stock solely for the grant of inducement stock options to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. The Company has not made any grants under the 2015 Inducement Plan since December 31, 2015. Although the Company does not currently anticipate the issuance of additional grants under the 2015 Inducement Plan, as of June 30, 2018, 106,500 shares remain available for grant under that plan, as well as any shares underlying outstanding stock options that may become available for grant pursuant to the plan’s terms. It is therefore possible that the Company may, based on the business and recruiting needs of the Company, issue additional stock options under the 2015 Inducement Plan.

In June 2017, the Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2017 Inducement Plan, or the 2017 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 550,000 shares of common stock solely for the grant of inducement stock options and RSU awards to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. During the six months ended June 30, 2018, the Company’s Board of Directors granted 139,150 stock options and 53,700 RSUs to employees of the Company under the 2017 Inducement Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards are subject to time-based vesting, with 100% of the shares of common stock subject to the RSU award vesting three years from the grant date. As of June 30, 2018, 101,150 shares remain available for grant under the 2017 Inducement Plan, as well as any shares underlying awards that may become available for grant pursuant to the plan’s terms.

Stock options

A summary of stock option activity for the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	3,608,907	$17.01	7.78	$13,311
Granted	199,950	13.87
Exercised	(28,699)	6.15
Cancelled or forfeited	(26,191)	18.08
Expired	(40,000)	29.80
Outstanding at June 30, 2018	3,713,967	$16.78	7.42	$3,745
Exercisable at June 30, 2018	2,519,732	$16.47	6.93	$3,545

Restricted Stock Units

A summary of RSU activity for the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Balance at December 31, 2017	1,167,703	$18.43
Granted	1,208,070	14.21
Released	(443,499)	19.54
Forfeited	(7,500)	15.10
Unvested Balance at June 30, 2018	1,924,774	$15.54

Total unrecognized compensation expense for all stock-based awards was $22.6 million as of June 30, 2018. This amount will be recognized over a weighted average period of 2.10 years.

2018 Employee Stock Purchase Plan

The Company’s board of directors adopted, and in June 2018 Company’s stockholders approved, the 2018 employee stock purchase plan, or the 2018 ESPP. The maximum aggregate number of shares of our common stock that may be purchased under the 2018 ESPP will be 943,294 shares, or the ESPP Share Pool, subject to adjustment as provided for in the 2018 ESPP.  The ESPP Share Pool represented 3% of the total number of shares of our common stock outstanding as of March 31, 2018. The 2018 ESPP allows eligible employees to purchase shares during certain offering periods, which will be six -month periods commencing May 15 and ending November 14 and commencing November 15 and ending May 14 of each year.  The first offering under the 2018 ESPP is November 14, 2018.

13.   Debt

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

Upon an Event of Default, an additional 5.0% interest would be applied and Hercules could, at its option, accelerate and demand payment of all or any part of the loan together with the prepayment and end of term charges. An Event of Default is defined in the Hercules Loan Agreement as (i) failure to make required payments; (ii) failure to adhere to financial, operating and reporting loan covenants; (iii) an event or development occurs that would be reasonably expected to have a material adverse effect; (iv) false representations in the Hercules Loan Agreement; (v) insolvency, as described in the Hercules Loan Agreement; (vi) levy or attachments on any of the Company's assets; and (vii) default of any other agreement or subordinated debt greater than $1.0 million. In the event of insolvency, this acceleration and declaration would be automatic. In addition, in connection with the Hercules Loan Agreement, the Company agreed to provide Hercules with a contingent security interest in the Company's bank accounts. The Company's control of its bank accounts is not adversely affected unless Hercules elects to obtain unilateral control of the Company's bank accounts by declaring that an Event of Default has occurred. The principal of the Term Loan which was not due within 12 months of June 30, 2018 has been classified as long-term debt as the Company determined that a material adverse effect resulting in Hercules exercising its rights under the subjective acceleration clause is remote.

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

The Company borrowed the first tranche of $20.0 million upon the closing of the Hercules Loan Agreement on September 30, 2015, and the second tranche of $20.0 million on December 12, 2016, or collectively, the Initial Tranches.  Concurrently with the closing of the Third Amendment, the Company borrowed a third tranche of $10.0 million, or the Third Tranche.  The Third Amendment extended the date on which the Company is required to begin making monthly principal installments under the Hercules Loan Agreement from January 1, 2019 to January 1, 2020, subject to the Company’s receipt of marketing approval for the Company’s lead product candidate, omadacycline, or the Interest Only Period Extension Event.  Beginning on January 1, 2019, or, if the Company achieves the Interest Only Period Extension Event, beginning on January 1, 2020, the Company is obligated to make payments in equal monthly installments of principal and interest, with the balance of outstanding loans due on the original maturity date of the Hercules Loan Agreement. In connection with the Third Amendment, the Company paid Hercules a $0.1 million amendment fee.

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

In connection with the offering of the Notes, discussed below, on April 17, 2018, the Company entered into a fourth amendment to the Hercules Loan Agreement, or the Fourth Amendment. The Fourth Amendment increases the amount of permitted indebtedness to an amount not to exceed $2.0 million and permits the Company to issue convertible notes in an aggregate principal amount of not more than $172.5 million provided that such convertible notes meet certain stipulations.

On August 1, 2018, the Company and Hercules entered into a fifth amendment to the Hercules Loan Agreement, or the Fifth Amendment. The Fifth Amendment increased the amount that the Company may borrow by $30.0 million, from up to $60.0 million to up to $90.0 million, in multiple tranches.

Concurrently with the closing of the Fifth Amendment, the Company borrowed a fifth tranche of $10.0 million, or the Fifth Tranche.  Two additional tranches of up to $10.0 million each ($20.0 million total), or the Additional Tranches, may be available to the Company, subject to determination by Hercules, in its sole discretion, whether to provide such tranches. As such there can be no assurance as to whether or not the Additional Tranches shall be funded.  The Fifth Amendment extended the date on which the Company is required to begin making monthly principal installments on loans previously outstanding under the Hercules Loan Agreement, or the Prior Tranches, from January 1, 2019 to January 1, 2021, subject to the Company’s receipt of marketing approval for the Company’s lead product candidate, omadacycline, or the Interest Only Period Extension Event.  Beginning on January 1, 2019, or, if the Company achieves the Interest Only Period Extension Event, beginning on January 1, 2021, the Company is obligated to make payments in equal monthly installments of principal and interest with respect to the Prior Tranches, with the balance of outstanding amounts under the Prior Tranches due on the maturity date of September 1, 2020, but which the Fifth Amendment extends to September 1, 2021 if the Company achieves the Interest Only Period Extension Event. In connection with the Fifth Amendment, the Company paid Hercules a $0.1 million amendment fee.

The Fifth Tranche is repayable in monthly installments commencing on September 1, 2020 (or March 1, 2021 or September 1, 2021, if certain revenue milestones are satisfied by the Company) through maturity on August 1, 2022. The interest rate with respect to the Fifth Tranche is a floating per annum rate equal to the greater of (i) 7.85%, or (ii) the sum of 7.85%, plus the “prime rate” as reported in The Wall Street Journal minus 5.75%. An end of term charge equal to 6.95% of the issued principal balance of the Fifth Tranche will be payable at maturity, including in the event of any prepayment, and will be accrued as interest expense over the term of the Fifth Tranche using the effective interest method.

The Fifth Amendment amended the prepayment charges applicable to all loans outstanding under the Hercules Loan Agreement, such that prepayment fees equaling 1% to 2.5% will apply to principal amounts prepaid prior to dates between January 1, 2019 and January 1, 2020, varying depending on the applicable tranche and whether the Interest Only Period Extension Event has occurred.

In connection with the borrowing of the Fifth Tranche, on August 1, 2018, the Company issued an additional warrant to Hercules Capital, Inc. that is exercisable for a minimum of up to 19,627 shares of common stock (and additional shares if the Additional Tranches are funded) at an exercise price of $10.19 per share. The Fifth Amendment Warrant may be exercised on a cashless basis. The Fifth Amendment Warrant is exercisable for a term beginning on the date of issuance and ending on the earlier to occur of seven years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Fifth Amendment Warrant.

The following table summarizes how the issuance of Hercules Loan Agreement, as amended, is reflected in the Company’s consolidated balance sheets at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Gross proceeds	$60,000	$60,000
Unamortized debt issuance costs	(601)	(814)
Carrying value	$59,399	$59,186

Future principal payments, which exclude the end of term charge in connection with the Hercules Loan Agreement, as amended, as of June 30, 2018, are as follows (in thousands):

Fiscal Year
2018	$—
2019	33,140
2020	26,860
2021	—
2022 and Thereafter	—
Total	$60,000

Convertible Senior Subordinated Notes

On April 18, 2018, the Company entered into a Purchase Agreement, or the Purchase Agreement, with several initial purchasers, or the Initial Purchasers, for whom Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink Partners LLC acted as representatives, relating to the sale of $135.0 million aggregate principal amount of 4.75% Convertible Senior Subordinated Notes due 2024, or the Notes, to the Initial Purchasers. The Company also granted the Initial Purchasers an option to purchase up to an additional $25.0 million aggregate principal amount of Notes, which was exercised in full on April 20, 2018.

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

After deducting costs incurred of $6.0 million, the Company raised net proceeds from the issuance of long-term convertible debt of $159.0 million during the three and six months ended June 30, 2018. All costs were deferred and are being amortized over the life of the Notes at an effective interest rate of 5.47% and recorded as additional interest expense.

The Company recognized coupon interest expense of $1.5 million and amortization expense on the debt issuance costs of $0.2 million for the three and six months ended June 30, 2018.

The Company has evaluated the Indenture for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified an embedded derivative that requires bifurcation as the feature is not clearly and closely related to the host instrument. The embedded derivative is a default provision, which could require additional interest payments. The Company has determined that the fair value of this embedded derivative was nominal as of June 30, 2018.

The Company evaluated the conversion feature and determined it was not within the scope of ASC 815 and therefore is not required to be accounted for separately. The Company concluded that the embedded conversion option is not subject to separate accounting pursuant to either the cash conversion guidance or the beneficial conversion feature guidance.  Under the general conversion guidance in ASC 470, Debt, all of the proceeds received from the Notes was recorded as a liability on the condensed consolidated balance sheet.

The following table summarizes how the issuance of the Notes is reflected in the Company’s consolidated balance sheets at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Gross proceeds	$165,000	$—
Unamortized debt issuance costs	(5,868)	—
Carrying value	$159,132	$—

Current and non-current debt on the Company’s consolidated balance sheets at June 30, 2018 and December 31, 2017 includes the carrying value of the Hercules Loan Agreement, as amended, and the Notes.

14.   Income Taxes

The Company recorded no provision for income taxes for the three or six months ended June 30, 2018. The Company recorded a provision for income taxes in the three and six months ended June 30, 2017 of $0.8 million. The provision for income taxes consists of current tax expense, which represents China withholding taxes on the upfront payment earned under the Zai Collaboration Agreement.

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

On December 22, 2017, the new tax reform law, which is commonly referred to as the Tax Cuts and Jobs Act, or the Act, was signed into law by President Trump. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018 and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. The Company is in the process of quantifying the tax impacts of the Act. Due to the Company's full valuation allowance, no provisional tax expense or benefit associated with the re-measurement was recognized in the Company's consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2018.

The Company has recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017.

On December 22, 2017, the SEC staff issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company has recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Act, which could result in changes to the provisional tax impacts during 2018.

15.   Commitments and Contingencies

There have been no material changes to the Company’s contractual obligations and commitments reported in its Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 6, 2018, with the exception of the CIPAN Agreement discussed below.

CIPAN Agreement

On April 18, 2018, the Company and CIPAN-Companhia Industrial Produtora de Antibioticos, S.A., or CIPAN, entered into an Amended and Restated Manufacturing and Services Agreement, or the CIPAN Agreement, which provides the terms and conditions under which CIPAN will manufacture and supply to the Company minocycline starting material and crude omadacycline. Pursuant to the CIPAN Agreement, the Company agreed to pay CIPAN certain amounts in connection with CIPAN’s renovation of an existing manufacturing area.

The Company’s total commitment under the CIPAN Agreement is in the low seven-digit U.S. Dollar range, subject to fulfillment by CIPAN of particular milestones in connection with CIPAN’s renovation of an existing manufacturing area. The Company paid the first milestone in the high six-digit U.S. Dollar range during the quarter ended June 30, 2018. CIPAN achieved the second milestone in the mid six-digit U.S. Dollar range, which became due subsequent to the quarter ended June 30, 2018. The remaining milestone payments are owed to CIPAN upon fulfillment by CIPAN of future milestone events.

Leases

The Company leases its Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases expiring in 2021 and 2024, respectively.

As of June 30, 2018, future minimum lease payments under operating leases are as follows:

Fiscal Year
Remainder of 2018	$579
2019	1,156
2020	1,178
2021	964
2022	508
2023 and Thereafter	914
Total	$5,299

Other Legal Proceedings

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2018, the Company was not party to any other legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of executive management or affiliate of the Company is either a party adverse to the Company or the Company’s subsidiaries or has a material interest adverse to the Company or the Company’s subsidiaries.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendment requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. This ASU is effective for fiscal years and interim periods beginning after December 15, 2018. The Company is in the process of reviewing its portfolio of existing leases and current accounting policies to identify and assess the potential differences that would result from applying the requirements of the new standard. The Company anticipates that the amended guidance will result in the recognition of additional right-of-use assets and corresponding liabilities on its condensed consolidated balance sheets.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope Modification Accounting.  This standard is intended to reduce the diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award.  In June 2018, the FASB issued Update 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASC 2018-07. ASU 2018-07 simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new standards will be effective beginning January 1, 2019. The adoption of these standards is not expected to have a material impact on the Company’s consolidated financial position or results of operations upon adoption.

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

This discussion contains certain forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward- looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, or the SEC, on March 6, 2018, the “Risk Factors” section of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as filed with the SEC on May 8, 2018, and in this Quarterly Report on Form 10-Q. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and except as required by law, we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

In the fall of 2013, the U.S. Food and Drug Administration, or the FDA, agreed to the design of our omadacycline Phase 3 studies for ABSSSI and CABP through the Special Protocol Assessment, or SPA, process. In addition, the FDA confirmed that positive data from the individual studies for ABSSSI and CABP would be sufficient to support approval of omadacycline for each indication and for both oral and IV formulations in the United States, or the U.S.  In addition to Qualified Infectious Disease Product, or QIDP, designation, on November 4, 2015, the FDA granted Fast Track designation for the development of omadacycline in ABSSSI, CABP, and complicated urinary tract infection, or cUTI. Fast Track designation facilitates the development and expedites the review of drugs that treat serious or life-threatening conditions and that fill an unmet medical need. In February 2016, we reached agreement with the FDA on the terms of the omadacycline pediatric program associated with the Pediatric Research Equity Act. The FDA has granted Paratek a waiver for conducting studies with omadacycline in children less than eight years old due to the risk of teeth discoloration, a known class effect of tetracyclines. In addition, the FDA has granted a deferral on conducting studies in children eight years and older until safety and efficacy is established in adults. In May 2016, we received confirmation from the FDA that the oral-only ABSSSI study design was acceptable and consistent with the currently posted guidance for the industry.  In September 2017, both the oral and IV formations of omadacycline were granted an additional QIDP designation by the FDA for the treatment of uncomplicated urinary tract infection, or uUTI.

Scientific advice received through the centralized procedure in Europe confirmed general agreement on the design and choice of comparators of the Phase 3 clinical trials for ABSSSI and CABP and noted that approval based on a single study in each indication could be possible but would be subject to more stringent statistical standards than Market Authorization Applications, or MAA, programs that conduct two pivotal Phase 3 studies per indication. We believe that the inclusion of the second Phase 3 oral-only study in ABSSSI strengthens the data package for submission of an MAA filing for approval in the European Union, or the EU. In the second quarter of 2018, we held pre-submission meetings with the European Medicines Agency, or the EMA, our assigned Rapporteur, and our assigned Co-Rapporteur.  The outcomes of these meetings further support our planned MAA submission in the second half of 2018.

To date, we have conducted more than 20 Phase 1 studies of omadacycline to characterize the effects of the drug on humans including how it is absorbed, metabolized, and excreted. These Phase 1 studies also included evaluation in special populations like hepatic and renal failure patients.  We have also conducted and completed three successful Phase 3 clinical studies. Our first two Phase 3 clinical studies were for the treatment of ABSSSI (OASIS-1) and CABP (OPTIC).  Both studies utilized initiation of IV therapy with transitions to oral-therapy based upon clinical response. Our third Phase 3 clinical study (OASIS-2) was an oral-only administration of omadacycline in ABSSSI compared to oral-only linezolid. All three Phase 3 clinical studies resulted in omadacycline demonstrating positive efficacy results and a generally safe and well tolerated profile. Omadacycline met all required FDA and EMA, primary endpoints in each study and demonstrated a generally safe and well-tolerated profile. We included these pivotal phase 3 clinical data in our New Drug Application, or NDA, submissions to the FDA completed in February 2018 for our once-daily oral and IV formulations of omadacycline for the treatment of ABSSSI and CABP. We intend to include these clinical data in the MAA submission to the EMA, which we plan to submit in the second half of 2018.

In April 2018, the FDA accepted our NDAs. In the NDA acceptance letter, the FDA stated that no filing or potential review issues were identified.  NDA acceptance starts the final review period of our applications and sets the final Prescription Drug User Fee Act, or PDUFA, action date.  Since we received priority review designation, our PDUFA action date is expected to occur in early October 2018. As part of the NDA review process, the FDA is planning to hold an advisory committee meeting to review these applications on August 8, 2018.

We have initiated sites for the first of our two planned Phase 2 clinical trials evaluating omadacycline for the treatment of UTI. The first study will evaluate the efficacy, safety, tolerability and pharmacokinetics of omadacycline in female patients with cystitis, a common uUTI. The second study, which we plan to initiate in the second half of 2018, will evaluate the efficacy, safety, tolerability and pharmacokinetics of omadacycline in patients with acute pyelonephritis, a common cUTI. We plan to enroll approximately 200 patients in each study at multiple sites. The results of the Phase 2 UTI program are expected in the second half of 2019.

In October 2016, we announced that Paratek entered into a Cooperative Research and Development Agreement with the U.S. Army Medical Research Institute of Infectious Diseases to study omadacycline against pathogenic agents causing infectious diseases of public health and biodefense importance. These studies are designed to confirm humanized dosing regimens of omadacycline in order to study the efficacy of omadacycline against biodefense pathogens, including Yersinia pestis, or plague, and Bacillus anthracis, or anthrax. Funding support for the trial has been made available through the Defense Threat Reduction Agency, or DTRA/ Joint Science and Technology Office and Joint Program Executive Office for Chemical and Biological Defense / Joint Project Manager Medical Countermeasure Systems / BioDefense Therapeutics.

During the third quarter of 2018, we anticipate the onboarding of our sales force leadership team.  We expect to start hiring our hospital representatives in the fourth quarter of 2018, and will continue through 2019, toward our target of 80 to 85 hospital  representatives, which we believe is sufficient to address key U.S. hospital accounts.

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

We have incurred significant losses since our inception in 1996. Our accumulated deficit at June 30, 2018 was $527.6 million and our net loss for the six months ended June 30, 2018 was $57.5 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Recent Financing Activities

In October 2015 and February 2017, we. entered into Controlled Equity OfferingSM Sales Agreements, or the 2015 Sales Agreement and 2017 Sales Agreement, respectively, and collectively, the Sales Agreements, with Cantor Fitzgerald & Co., or Cantor, under which we could, at our discretion, from time to time sell shares of our common stock, with a sales value of up to $50 million under each Sales Agreement through Cantor. We provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. We have sold all $50 million of shares of our common stock under the 2015 Sales Agreement. We received $1.8 million in proceeds, after deducting commissions of $0.1 million, from the sale of 96,308 shares of common stock during the six months ended June 30, 2018 under the 2017 Sales Agreement. As of July 31, 2018, $0.8 million remains available for sale under the 2017 Sales Agreement.

On January 22, 2018, we completed an underwritten offering of 3,205,128 shares of our common stock, resulting in total proceeds of $50.0 million. Offering expenses incurred were $0.2 million.

On April 18, 2018, we entered into a Purchase Agreement, or the Purchase Agreement, with several initial purchasers, or the Initial Purchasers, for whom Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink Partners LLC acted as representatives, relating to the sale of $135.0 million aggregate principal amount of 4.75% Convertible Senior Subordinated Notes due 2024, or the Notes, to the Initial Purchasers. We also granted the Initial Purchasers an option to purchase up to an additional $25.0 million aggregate principal amount of Notes, which was exercised in full on April 20, 2018.  In addition, J. Wood Capital Advisors LLC, the Company’s financial advisor, purchased $5.0 million aggregate principal amount of Notes in a separate, concurrent private placement on the same terms as other investors. After deducting costs incurred of $6.0 million, we raised net proceeds from the sale of the Notes of $159.0 million during the three and six months ended June 30, 2018.

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

We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for omadacycline and other projects during the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Omadacycline costs	$8,813	$9,632	$17,885	$23,993
Other research and development costs	5,989	5,447	11,780	9,742
Total	$14,802	$15,079	$29,665	$33,735

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel and professional, legal and consulting fees.

Interest Expense

Interest expense represents interest incurred on the Hercules Loan Agreement (as defined below), as amended, and the Notes, as well as the adjustment of our marketable securities to amortized cost.

Interest Income

Interest income represents interest earned on our money market funds and marketable securities.

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

	Three Months Ended June 30,
(in thousands)	2018	2017	$ Change
License and royalty revenue	$40	$7,514	$(7,474)
Operating expenses:
Research and development	14,802	15,079	(277)
General and administrative	12,912	8,716	4,196
Impairment of intangible asset	86	682	(596)
Changes in fair value of contingent consideration	(31)	(318)	287
Total operating expenses	27,769	24,159	3,610
Loss from operations	(27,729)	(16,645)	(11,084)
Other income and expenses:
Interest expense	(2,904)	(1,126)	(1,778)
Interest income	894	349	545
Other loss, net	6	(8)	14
Loss before income taxes	$(29,733)	$(17,430)	$(12,303)
Provision for income taxes	—	753	(753)
Net loss	$(29,733)	$(18,183)	$(11,550)

Revenue

Revenue for the three months ended June 30, 2018 represents fifty percent of net royalties earned pursuant to the Royalty Sharing Agreement. Revenue for the three months ended June 30, 2017 represents an upfront license payment of $7.5 million earned under the Zai Collaboration Agreement as well as fifty percent of net royalties earned pursuant to the Royalty Sharing Agreement.

Research and Development Expense

Research and development expenses were $14.8 million for the three months ended June 30, 2018, compared to $15.1 million for the three months ended June 30, 2017. The decrease was driven primarily by lower clinical study costs, offset by an increase in manufacturing production costs for omadacycline and higher salaries, benefits and recruiting fees.

We anticipate that research and development expenses will increase modestly in the second half of 2018 as a result of our Phase 2 UTI program, as well as the costs associated with building our medical affairs team and production of omadacycline commercial supply, each of which will be classified as research and development expense until such time as the FDA may grant approval of omadacycline.

General and Administrative Expense

General and administrative expenses were $12.9 million for the three months ended June 30, 2018 compared to $8.7 million for the three months ended June 30, 2017.  The increase was primarily due to increased headcount and higher marketing, market access and other commercial consulting costs.

We anticipate that our general and administrative expenses will increase in future periods as we prepare for commercial launch of omadacycline, if approved by the FDA.

Impairment

During the three months ended June 30, 2018 and 2017, we recorded an impairment charge of $0.1 million and $0.7 million, respectively, in connection with an expected decline in Intermezzo sales.

Changes in Fair Value of Contingent Obligations

During the three months ended June 30, 2018 and 2017, we recorded a $31,000 decrease and $0.3 million decrease, respectively, in the fair value of our contingent obligation to former Transcept Pharmaceuticals, Inc., or Transcept, stockholders. The decrease in the fair value of our contingent obligation reflects a corresponding decline in projected Intermezzo sales.

Other Income and Expenses

Interest expense for the three months ended June 30, 2018 represents interest incurred on the Hercules Loan Agreement, as amended, of $1.6 million and the Notes of $1.6 million, partially offset by the net accretion of our marketable securities of $0.3 million. Interest income for the three months ended June 30, 2018 represents interest earned on our money market funds and marketable securities of $0.9 million. Interest expense for the three months ended June 30, 2017 represents interest incurred on the Hercules Loan Agreement, as amended, of $1.1 million and the net amortization of our marketable securities of $0.1 million. Interest income for the three months ended June 30, 2017 represents interest earned on our money market funds and marketable securities of $0.3 million.

Provision for Income Taxes

We recorded no provision for income taxes for the three months ended June 30, 2018. Provision for income taxes for the three months ended June 30, 2017 represents China withholding taxes on the upfront license payment we received under the Zai Collaboration Agreement.

Comparison of the six months ended June 30, 2018 and 2017

	Six Months Ended June 30,
(in thousands)	2018	2017	$ Change
License and royalty revenue	$50	$7,532	$(7,482)
Operating expenses:
Research and development	29,665	33,735	(4,070)
General and administrative	24,785	17,080	7,705
Impairment of intangible asset	86	682	(596)
Changes in fair value of contingent consideration	(46)	(549)	503
Total operating expenses	54,490	50,948	3,542
Loss from operations	(54,440)	(43,416)	(11,024)
Other income and expenses:
Interest expense	(4,410)	(2,258)	(2,152)
Interest income	1,369	590	779
Other loss, net	(1)	(15)	14
Loss before income taxes	$(57,482)	$(45,099)	$(12,383)
Provision for income taxes	—	753	(753)
Net Loss	$(57,482)	$(45,852)	$(11,630)

Revenue

Revenue for the six months ended June 30, 2018 represents fifty percent of net royalties earned pursuant to the Royalty Sharing Agreement. Revenue for the six months ended June 30, 2017 represents an upfront license payment of $7.5 million earned under the Zai Collaboration Agreement as well as fifty percent of net royalties earned pursuant to the Royalty Sharing Agreement.

Research and Development Expense

Research and development expenses were $29.7 million for the six months ended June 30, 2018, compared to $33.7 million for the six months ended June 30, 2017. The decrease was driven primarily by lower clinical study costs, offset by an increase in manufacturing production costs for omadacycline, higher salaries, benefits and recruiting fees, and NDA user fees.

We anticipate that research and development expenses will increase modestly in the second half of 2018 as a result of our Phase 2 UTI program, as well as the costs associated with building our medical affairs team and production of omadacycline commercial supply, each of which will be classified as research and development expense until such time as the FDA may grant approval of omadacycline.

General and Administrative Expense

General and administrative expenses were $24.8 million for the six months ended June 30, 2018 compared to $17.1 million for the six months ended June 30, 2017.  The increase was primarily due to increased headcount and higher marketing, market access and other commercial consulting costs.

We anticipate that our general and administrative expenses will increase in future periods as we prepare for commercial launch of omadacycline, if approved by the FDA.

Impairment

During the six months ended June 30, 2018 and 2017, we recorded an impairment charge of $0.1 million and $0.7 million, respectively, in connection with an expected decline in Intermezzo sales.

Changes in Fair Value of Contingent Obligations

During the six months ended June 30, 2018 and 2017, we recorded a $46,000 decrease and $0.5 million decrease, respectively, in the fair value of our contingent obligation to former Transcept stockholders. The decrease in the fair value of our contingent obligation reflects a corresponding decline in projected Intermezzo sales.

Other Income and Expenses

Interest expense for the six months ended June 30, 2018 represents interest incurred on the Hercules Loan Agreement, as amended, of $3.2 million and the Notes of $1.6 million, partially offset by the net accretion of our marketable securities of $0.4 million. Interest income for the six months ended June 30, 2018 represents interest earned on our money market funds and marketable securities of $1.4 million. Interest expense for the six months ended June 30, 2017 represents interest incurred on the Hercules Loan Agreement, as amended, of $2.1 million and the net amortization of our marketable securities of $0.1 million. Interest income for the six months ended June 30, 2017 represents interest earned on our money market funds and marketable securities of $0.6 million.

Provision for Income Taxes

We recorded no provision for income taxes for the six months ended June 30, 2018. Provision for income taxes for the six months ended June 30, 2017 represents China withholding taxes on the upfront license payment we received under the Zai Collaboration Agreement.

Liquidity and Capital Resources

On September 30, 2015, we entered into a Loan and Security Agreement, or the Hercules Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P, together, Hercules, and certain other lenders and Hercules Technology Growth Capital, Inc. (as agent). We executed four amendments to the Hercules Loan Agreement subsequent to September 30, 2015, providing access to term loans with an aggregate principal amount of up to $60.0 million. As of June 30, 2018, we have drawn down on the full $60.0 million available to us. The third amendment, which was executed in June 2017, extended the date on which we are required to begin making monthly principal installments from January 1, 2019 to January 1, 2020, subject to our receipt of marketing approval for our lead product candidate, omadacycline, or the Interest Only Period Extension Event.  Beginning on January 1, 2019, or, if we achieve the Interest Only Period Extension Event, beginning on January 1, 2020, we are obligated to make payments in equal monthly installments of principal and interest, with the balance of outstanding loans due on the original maturity date of the Hercules Loan Agreement, as amended. To date, we have issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P., a warrant to purchase 16,346 shares of our common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share and a warrant to purchase 18,574 shares of our common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per share. We also have issued a warrant to Hercules Capital, Inc. that is exercisable for an aggregate of 5,374 shares of our common stock at an exercise price of $23.26 per share. On August 1, 2018, we entered into a fifth amendment to the Hercules Loan Agreement, or the Fifth Amendment. The Fifth Amendment increased the amount that we may borrow by $30.0 million, from up to $60.0 million to up to $90.0 million, in multiple tranches.

Concurrently with the closing of the Fifth Amendment, we borrowed a fifth tranche of $10.0 million, or the Fifth Tranche.  Two additional tranches of up to $10.0 million each ($20.0 million total), or the Additional Tranches, may be available to us, subject to determination by Hercules, in its sole discretion, whether to provide such tranches.  As such there can be no assurance as to whether or not the Additional Tranches shall be funded.  The Fifth Amendment extended the date on which we are required to begin making monthly principal installments on loans previously outstanding under the Hercules Loan Agreement, or the Prior Tranches, from January 1, 2019 to January 1, 2021, subject to the Company’s receipt of marketing approval for the Company’s lead product candidate, omadacycline, or the Interest Only Period Extension Event.  Beginning on January 1, 2019, or, if we achieve the Interest Only Period Extension Event, beginning on January 1, 2021, we are obligated to make payments in equal monthly installments of principal and interest with respect to the Prior Tranches, with the balance of outstanding amounts under the Prior Tranches due on the maturity date of September 1, 2020, but which the Fifth Amendment extends to September 1, 2021 if we achieve the Interest Only Period Extension Event.

In October 2015 and February 2017, we entered into the 2015 Sales Agreement and 2017 Sales Agreement, respectively, with Cantor, under which we could, at our discretion, from time to time sell shares of our common stock, with a sales value of up to $50 million under each Sales Agreement through Cantor. We provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act. We have sold all $50 million of shares of our common stock under the 2015 Sales Agreement. We received $1.8 million in proceeds, after deducting commissions of $0.1 million, from the sale of 96,308 shares of common stock, during the six months ended June 30, 2018, under the 2017 Sales Agreement. As of July 31, 2018, $0.8 million remain available for sale under the 2017 Sales Agreement.

On October 16, 2015, we filed a registration statement on Form S-3 with the SEC, which was declared effective on October 29, 2015, to sell certain of our securities in an aggregate amount of up to $100.0 million. Under this shelf registration statement on January 22, 2018, we completed an underwritten offering on January 22, 2018 of 3,205,128 shares of our common stock, resulting in total proceeds of $50.0 million. Offering expenses incurred were $0.2 million. As of June 30, 2018, $50.0 million remains available on this shelf registration statement.

On December 12, 2016, we filed a registration statement on Form S-3 with the SEC, which was declared effective on December 20, 2016, to sell certain of our securities in an aggregate amount of up to $225.0 million. As of June 30, 2018, $175.0 million remains available on this shelf registration statement.

Additionally, on December 1, 2017, we filed a registration statement on Form S-3 with the SEC, which was declared effective on December 8, 2017, to sell certain of our securities in an aggregate amount of up to $250.0 million. As of June 30, 2018, $250.0 million remains available on this shelf registration statement.

On April 18, 2018, we entered into the Purchase Agreement with the Initial Purchasers for whom Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink Partners LLC acted as representatives, relating to the sale of $135.0 million aggregate principal amount of 4.75% Convertible Senior Subordinated Notes due 2024 to the Initial Purchasers. We also granted the Initial Purchasers an option to purchase up to an additional $25.0 million aggregate principal amount of Notes, which was exercised in full on April 20, 2018. In addition, J. Wood Capital Advisors LLC, the Company’s financial advisor, purchased $5.0 million aggregate principal amount of Notes in a separate, concurrent private placement on the same terms as other investors. After deducting costs incurred of $6.0 million, we received proceeds from the sale of the Notes of $159.0 million during the three and six months ended June 30, 2018.

We have used and we intend to continue to use the net proceeds from the above offerings of our common stock and the Notes, as well as from the Hercules Loan Agreement, as amended, together with our existing capital resources, to fund our ongoing and future clinical studies of omadacycline, to fund commercial launch, and for working capital and other general corporate purposes.

As of June 30, 2018, we had cash, cash equivalents and marketable securities of $321.1 million.

The following table summarizes our cash provided by and used in operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
(in thousands)	2018	2017
Net cash used in operating activities	$(41,727)	$(40,686)
Net cash used in investing activities	$(148,486)	$(50,015)
Net cash provided by financing activities	$210,983	$88,625

Operating Activities

Cash used in operating activities for the six months ended June 30, 2018 of $41.7 million is primarily the result of our $57.5 million net loss. This is offset by $11.1 million in non-cash items, including, $8.9 million in stock-based compensation expense, $1.9 million of interest expense and $0.3 million in depreciation and amortization, as well as a $5.4 million decrease in accounts receivable, offset by a $0.6 million decrease in accounts payable and accrued expenses. Cash used in operating activities for the six months ended June 30, 2017 of $40.7 million is primarily the result of our $45.9 million net loss, a $5.8 million decrease in accounts payable and accrued expenses, and a $0.5 million decrease in contingent obligations to former Transcept stockholders. This is offset by $9.9 million in non-cash items, including $9.6 million in depreciation, amortization and stock-based compensation expense and a $0.7 million impairment charge on our intangible asset, as well as a $1.2 million increase in our accounts receivable and other assets.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2018 consists of $220.7 million investment in short-term marketable securities (U.S. treasury and government agency securities) offset by proceeds from maturities of marketable securities of $72.3 million. Net cash used in investing activities during the six months ended June 30, 2017 consisted of $93.9 million investment in short-term marketable securities (U.S. treasury securities) offset by proceeds from maturities of marketable securities of $45.0 million. We also purchased $1.1 million of fixed assets for our offices in Boston and King of Prussia.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2018 primarily represents net proceeds of $159.3 million (which includes $0.3 million in legal costs paid subsequent to June 30, 2018) raised through the sales of the Notes, net proceeds of $49.8 million raised through our January 2018 public offering of common stock, and net proceeds of $1.8 million raised through the sale of shares of our common stock under the Sales Agreements. Net cash provided by financing activities during the six months ended June 30, 2017 primarily represents net proceeds of $78.7 million received from the sale of shares of our common stock under the Sales Agreements as well as $9.9 million drawn under the Third Tranche under the Hercules Loan Agreement, as amended.

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

Based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities of $321.1 million as of June 30, 2018, future contingent regulatory and commercial milestone payments from our collaborations with Allergan and Zai, and estimated omadacycline product sales, if omadacycline is approved by the FDA on its anticipated timeline, will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the unknown extent to which we will enter into collaborations with third parties to participate in the development and commercialization of our product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

There have been no material changes in our critical accounting policies during the six months ended June 30, 2018, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 6, 2018, with the exception of those discussed in Note 2, Summary of Significant Accounting Policies and Basis of Presentation.

Recent Accounting Pronouncements

Refer to Note 16, Recent Accounting Pronouncements, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2018 and the year ended December 31, 2017 we did not engage in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments as of June 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 6, 2018, with the exception of those discussed in Note 15, Commitments and Contingencies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Our cash, cash equivalents and investments balance as of June 30, 2018 consisted of cash and cash equivalents, U.S. treasury securities and government agency securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments, although they are available for immediate sale, until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 10% of total liabilities as of June 30, 2018.

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

As of June 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and implemented appropriate changes to its internal controls to support revenue recognition, including controls to monitor the probability of achievement of contingent milestone payments, and additional revenue-related disclosures under the new standard. During the three months ended June 30, 2018, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 15, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 6, 2018, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as filed with the SEC on May 8, 2018.

Item 5.	Other Information

On August 1, 2018, the Company and Paratek Pharma, LLC entered into Amendment No. 5, or the Fifth Amendment, to the Loan and Security Agreement dated September 30, 2015, or as amended, the Hercules Loan Agreement, with Hercules Technology II, L.P., Hercules Technology III, L.P., Hercules Capital, Inc., as agent, and, collectively with Hercules Technology II, L.P., Hercules Technology III, L.P. and the several banks and other financial institutions or entities from time to time parties to the Hercules Loan Agreement, the Lender.

The Fifth Amendment increased the amount that the Company may borrow by $30.0 million, from up to $60.0 million to up to $90.0 million, in multiple tranches. Concurrently with the closing of the Fifth Amendment, the Company borrowed a fifth tranche of $10.0 million, or the Fifth Tranche.  Two additional tranches of up to $10.0 million each ($20.0 million total), or the Additional Tranches, may be available to the Company, subject to determination by the Lender, in its sole discretion, whether to provide such tranches.  As such, there can be no assurance as to whether or not the Additional Tranches shall be funded. In connection with the Fifth Amendment, the Company paid the Lender a $0.1 million amendment fee.

The Fifth Amendment extended the date on which the Company is required to begin making monthly principal installments on loans previously outstanding under the Hercules Loan Agreement, or the Prior Tranches, from January 1, 2019 to January 1, 2021, subject to the Company’s receipt of marketing approval for the Company’s lead product candidate, omadacycline, or the Interest Only Period Extension Event.  Beginning on January 1, 2019, or, if the Company achieves the Interest Only Period Extension Event, beginning on January 1, 2021, the Company is obligated to make payments in equal monthly installments of principal and interest with respect to the Prior Tranches, with the balance of outstanding amounts under the Prior Tranches due on the maturity date of September 1, 2020, but which the Fifth Amendment extends to September 1, 2021 if the Company achieves the Interest Only Period Extension Event.

The Fifth Tranche is repayable in monthly installments commencing on September 1, 2020 (or March 1, 2021 or September 1, 2021, if certain revenue milestones are satisfied by the Company) through maturity on August 1, 2022. The interest rate with respect to the Fifth Tranche is a floating per annum rate equal to the greater of (i) 7.85%, or (ii) the sum of 7.85%, plus the “prime rate” as reported in The Wall Street Journal minus 5.75%. An end of term charge equal to 6.95% of the issued principal balance of the Fifth Tranche will be payable at maturity, including in the event of any prepayment.

The Fifth Amendment amended the prepayment charges applicable to all loans outstanding under the Hercules Loan Agreement, such that prepayment fees equaling 1% to 2.5% will apply to principal amounts prepaid prior to dates between January 1, 2019 and January 1, 2020, varying depending on the applicable tranche and whether the Interest Only Period Extension Event has occurred.

In connection with the borrowing of the Fifth Tranche, on August 1, 2018, the Company issued an additional warrant to Hercules Capital, Inc. that is exercisable for a minimum of up to 19,627 shares of common stock (and additional shares if the Additional Tranches are funded) at an exercise price of $10.19 per share, or the Fifth Amendment Warrant. The Fifth Amendment Warrant may be exercised on a cashless basis. The Fifth Amendment Warrant is exercisable for a term beginning on the date of issuance and ending on the earlier to occur of seven years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Fifth Amendment Warrant.

The descriptions of the Fifth Amendment and the Fifth Amendment Warrant contained herein do not purport to be complete and are qualified in their entirety by reference to the complete text of the Fifth Amendment and the Fifth Amendment Warrant attached hereto as Exhibits 4.5 and 10.3, respectively, which are incorporated herein by reference.

Item 6.	Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock	Form 8-K	001-36066	3.1	July 24, 2015

3.4	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	October 5, 2015

4.3	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	December 13, 2016

4.4 4.5*	Warrant Agreement, dated June 27, 2017 issued to Hercules Capital, Inc. Warrant Agreement, dated August 1, 2018 issued to Hercules Capital, Inc.	Form 8-K	001-36066	4.1	June 29, 2017

4.6	Warrant, dated as of April 7, 2014 issued to HBM Healthcare Investments (Cayman) Ltd.	Form 10-K	001-36066	10.22	April 2, 2015

4.7	Warrant, dated as of April 18, 2014 issued to K/S Danish BioVenture.	Form 10-K	001-36066	10.23	April 2, 2015

4.8	Warrant, dated as of April 7, 2014 issued to Omega Fund III, L.P.	Form 10-K	001-36066	10.24	April 2, 2015
10.1	2018 Employee Stock Purchase Plan	Form 8-K	001-36066	10.1	June 18, 2018

10.2*^	Amended and Restated Manufacturing and Services Agreement by and between the Company and CIPAN – Companhia Industrial Produtora de Antibióticos, S.A., dated as of April 18, 2018.
10.3*

Amendment No. 5 to Loan and Security Agreement dated August 1, 2018, by and between Paratek Pharmaceuticals, Inc., Paratek Pharma, LLC, Hercules Technology II, L.P., Hercules Technology III, L.P., and Hercules Capital, Inc.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of August 2018.

Paratek Pharmaceuticals, Inc.

By:	/s/ Michael F. Bigham
Michael F. Bigham
Chairman and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Douglas W. Pagán
Douglas W. Pagán
Chief Financial Officer (Principal Financial and Accounting Officer)