Form 10-Q
period 2018-09-30
Paratek Pharmaceuticals, Inc.
filed 2018-11-06
CIK 1178711

fsusf

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2018 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of October 31, 2018 there were 32,140,977 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and par value amounts)

(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$89,117	$35,416
Short-term available-for-sale securities	199,130	116,307
Restricted cash	266	162
Accounts receivable	22	5,041
Other receivable	843	848
Prepaid and other current assets	3,152	2,712
Total current assets	292,530	160,486
Restricted cash	250	250
Long-term available-for-sale securities	22,668	—
Fixed assets, net	1,314	1,711
Intangible assets, net	29	142
Goodwill	829	829
Other long-term assets	227	280
Total assets	$317,847	$163,698
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,108	$3,555
Other accrued expenses	12,690	8,270
Accrued contract manufacturing costs	7,898	4,964
Total current liabilities	25,696	16,789
Long-term debt	228,680	59,186
Contingent obligations	14	71
Other liabilities	5,827	5,174
Total liabilities	260,217	81,220
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,781,488 and 27,941,015 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	32	28
Additional paid-in capital	617,604	552,720
Accumulated other comprehensive loss	(329)	(158)
Accumulated deficit	(559,677)	(470,112)
Total stockholders’ equity	57,630	82,478
Total liabilities and stockholders’ equity	$317,847	$163,698

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
License and royalty revenue	$50	$12	$101	$7,544
Operating expenses:
Research and development	16,040	12,112	45,706	45,847
General and administrative	13,610	8,219	38,395	25,299
Impairment of intangible asset	21	—	107	682
Changes in fair value of contingent consideration	(11)	(22)	(57)	(571)
Total operating expenses	29,660	20,309	84,151	71,257
Loss from operations	(29,610)	(20,297)	(84,050)	(63,713)
Other income and expenses:
Interest expense	(3,383)	(1,408)	(7,793)	(3,666)
Interest income	922	389	2,292	979
Other loss, net	(12)	(8)	(14)	(23)
Loss before income taxes	$(32,083)	$(21,324)	$(89,565)	$(66,423)
Provision for income taxes	—	—	—	753
Net loss	(32,083)	(21,324)	(89,565)	(67,176)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities, net of tax	(103)	16	(170)	(64)
Comprehensive loss	$(32,186)	$(21,308)	$(89,735)	$(67,240)
Net loss per share - basic and diluted	$(1.01)	$(0.77)	$(2.86)	$(2.54)
Weighted average common stock outstanding
Basic and diluted	31,742,854	27,776,218	31,301,249	26,453,219

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Net loss	$(89,565)	$(67,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	(530)	979
Stock-based compensation expense	12,955	13,018
Noncash interest expense	4,608	354
Impairment of intangible asset	107	682
Change in fair value of contingent consideration	(57)	(571)
Changes in operating assets and liabilities
Accounts receivable and other current assets	4,966	1,109
Purchase of prepaid interest - marketable securities	(548)	(288)
Accounts payable and accrued expenses	5,164	(5,094)
Other liabilities and other assets	706	798
Net cash used in operating activities	(62,194)	(56,189)
Investing activities
Purchase of fixed assets, net	(54)	(1,165)
Purchase of marketable securities	(220,732)	(149,356)
Proceeds from maturities of marketable securities	116,058	93,750
Net cash used in investing activities	(104,728)	(56,771)
Financing activities
Proceeds from the issuance of long-term convertible debt, net of costs	158,974	—
Proceeds from the issuance of long-term debt, net of costs	9,950	9,915
Proceeds from exercise of stock options	287	321
Proceeds from sale of common stock	51,516	82,102
Net cash provided by financing activities	220,727	92,338
Net increase (decrease) in cash, cash equivalents and restricted cash	53,805	(20,622)
Cash, cash equivalents and restricted cash at beginning of period	35,828	54,028
Cash, cash equivalents and restricted cash at end of period	$89,633	$33,406
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,751	$2,338

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

1.   Description of the business

Paratek Pharmaceuticals, Inc., or the Company or Paratek, is a Delaware corporation with its corporate office in Boston, Massachusetts and an office in King of Prussia, Pennsylvania.  Paratek is a commercial-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics.  The Company has used its expertise in biology and tetracycline chemistry to create chemically diverse and biologically distinct small molecules derived from the minocycline core structure. The Company’s two products are omadacycline and sarecycline, both of which received approval by the U.S. Food and Drug Administration, or FDA, in October 2018. Omadacycline is a once-daily oral and intravenous, or IV, broad spectrum antibiotic approved under the tradename NUZYRA™ in the United States. The FDA approved NUZYRA for the treatment of adults with community acquired bacterial pneumonia, or CABP, and acute bacterial skin and skin structure infections, or ABSSSI caused by susceptible bacteria. Almirall LLC, or Almirall, has the rights to commercialize the Company’s second FDA-approved product, SEYSARA™ (sarecycline), in the United States as a new once-daily oral therapy for the treatment of inflammatory acne vulgaris in patients age nine or older.

Prior to October 30, 2014, the name of the Company was Transcept Pharmaceuticals, Inc., or Transcept. On October 30, 2014, Transcept completed a business combination with privately-held Paratek Pharmaceuticals, Inc., or Old Paratek, in accordance with the terms of the Agreement and Plan of Merger and Reorganization or the Merger, dated June 30, 2014. Following the completion of the Merger, the business conducted by Old Paratek became primarily the business conducted by Paratek.

The Company has incurred significant losses since its inception in 1996. The Company has generated an accumulated deficit of $559.7 million through September 30, 2018 and will require substantial additional funding in connection with the Company’s continuing operations to support commercial activities associated NUZYRA. Based upon the Company’s current operating plan, the Company anticipates that its existing cash, cash equivalents and marketable securities of $310.9 million as of September 30, 2018 will enable the Company to fund operating expenses and capital expenditure requirements through at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding.  The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s products and product candidates, the need to obtain compliant product from third party manufacturers, the need to obtain and maintain marketing approval for the Company’s products and product candidates, the need to successfully commercialize and gain market acceptance of products and product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations as well as those risks discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

2.   Summary of Significant Accounting Policies and Basis of Presentation

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, or the SEC, on March 6, 2018.

Statement of Cash Flows

On January 1, 2018, the Company adopted Accounting Standards Update, or ASU, No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, or ASU 2016-18. The Company’s restricted cash is now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Company’s condensed consolidated statement of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statement of cash flows that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows.

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash and cash equivalents	$89,117	$35,416	$32,995	$52,962
Short-term restricted cash	266	162	161	816
Long-term restricted cash	250	250	250	250
Total cash, cash equivalents and restricted cash shown on the condensed consolidated statement of cash flows	$89,633	$35,828	$33,406	$54,028

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, using the full retrospective transition method. Under this method, the Company revised its consolidated financial statements for the years ended December 31, 2017 and 2016, and applicable interim periods within those years, as if ASC 606 had been effective for those periods. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied as services are rendered.

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

As part of the accounting for these arrangements, the Company must use significant judgment to determine: (a) the transaction price under step (iii) above and (b) the timing of revenue recognition, including the appropriate measure of progress, in step (v) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price, as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. If a milestone or other variable consideration relates specifically to the Company’s efforts to satisfy a single performance obligation or to a specific outcome from satisfying the performance obligation, the Company generally allocates the milestone amount entirely to that performance obligation once it is probable that a significant revenue reversal would not occur.

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

Milestone payments

At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant reversal of cumulative revenue would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

Impact of adoption

The adoption of ASC 606 on January 1, 2018 did not result in significant changes to the revenue recognition pattern for any of the Company’s license and collaboration agreements. For further discussion of the adoption of this standard, and for a discussion of accounting for collaboration revenue, see Note 7, License and Collaboration Agreements.

There have been no other material changes in the Company’s significant accounting policies during the nine months ended September 30, 2018.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America, or United States GAAP, as found in the ASC and ASU of the Financial Accounting Standards Board, or FASB, and pursuant to the rules and regulations of the SEC.

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2017, except as described above related to the adoption of ASC 606 and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2018, results of operations for the three month and nine month periods ended September 30, 2018 and cash flows for the nine month period ended September 30, 2018.  Beginning January 1, 2018, the Company presented “accrued contract manufacturing costs” as a separate line item on its condensed consolidated balance sheet. As such, the Company reclassified the December 31, 2017 accrued contract manufacturing costs balance of $5.0 million, from “other accrued expenses” into “accrued contract manufacturing costs”. Beginning on January 1, 2018, the Company also reclassified the balance of “accrued contract research” of $2.4 million as of December 31, 2017, previously presented as a separate line within the Company’s consolidated balance sheet, into “other accrued expenses” on the condensed consolidated balance sheet.

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

Convertible Debt

For convertible debt that may only be settled with common stock, the Company accounts for the debt net of any discounts or issuance costs on its condensed consolidated balance sheet. The Company recognizes debt issuance cost amortization using the effective interest method as part of interest expense in its condensed consolidated statements of operations.

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

3.   Cash and Cash Equivalents and Marketable Securities

The following is a summary of available-for-sale securities as of September 30, 2018 and December 31, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2018
U.S. treasury securities	$222,127	$—	$(329)	$221,798
Total	$222,127	$—	$(329)	$221,798
December 31, 2017
U.S. treasury securities	$114,666	$—	$(158)	$114,508
Government agency securities	1,799	—	—	1,799
Total	$116,465	$—	$(158)	$116,307

No available-for-sale securities held as of September 30, 2018 and December 31, 2017 had remaining maturities greater than eighteen months and twelve months, respectively.

4.   Restricted Cash

Short-term restricted cash

As of September 30, 2018 and December 31, 2017, restricted cash of $0.3 million and $0.2 million, respectively, represents royalty income received but not yet paid to former Transcept stockholders as part of the royalty sharing agreement, or the Royalty Sharing Agreement, executed by the Company on October 28, 2016 with the Special Committee of the Company’s Board of Directors, or the Special Committee, a committee established in connection with the Merger.

Long-term restricted cash

The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. Refer to Note 14, Commitments and Contingencies, for further details. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of both September 30, 2018 and December 31, 2017, naming the landlord as beneficiary.

5.   Fixed Assets

Fixed assets, net, consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Office equipment	$866	$866
Computer equipment	412	412
Computer software	792	787
Leasehold improvements	909	860
Gross fixed assets	2,979	2,925
Less: Accumulated depreciation and amortization	(1,665)	(1,214)
Net fixed assets	$1,314	$1,711

6.   Net Loss Per Share Available to Common Stockholders

Basic net loss per share available to common stockholders is calculated by dividing the net loss available to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method or the if-converted method, as applicable. For purposes of this calculation, stock options, restricted stock units, or RSUs, warrants to purchase common stock and shares of common stock issuable upon conversion of convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share available to common stockholders when their effect is dilutive.

The following outstanding shares subject to stock options and RSUs, warrants to purchase shares of common stock and common stock issuable upon conversion of convertible debt were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation as of the three and nine months ended September 30, 2018 and 2017 as indicated below:

	September 30,
	2018	2017
Excluded potentially dilutive securities (1):
Common stock issuable under the April 2018 convertible debt offering	10,377,361	—
Shares subject to outstanding options to purchase common stock	3,762,912	3,575,633
Unvested restricted stock units	1,937,512	1,186,503
Shares subject to warrants to purchase common stock	104,455	84,828
Shares issuable under employee stock purchase plan	979,833	36,539
Totals	17,162,073	4,883,503

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of September 30, 2018. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

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

Under the terms of the Zai Collaboration Agreement, Paratek Bermuda Ltd. earned an upfront cash payment of $7.5 million in April 2017 and $5.0 million upon approval by the FDA of a New Drug Application, or NDA, submission in the CABP indication, which occurred on October 2, 2018.  Paratek Bermuda Ltd. is eligible to receive up to $14.0 million in potential regulatory milestone payments and $35.5 million in potential commercial milestone payments. The terms of the Zai Collaboration Agreement also provide for Zai to pay Paratek Bermuda Ltd. tiered royalties at a low double digit to mid-teen percent on net sales of the licensed product in the Zai territory.

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

The Company evaluated the Zai Collaboration Agreement under ASC 606. The Company determined that there were six material promises under the Zai Collaboration Agreement: (i) an exclusive license to develop, manufacture and commercialize omadacycline in the Zai territory, (ii) the initial technology transfer (iii) a transfer of certain materials and materials know-how, (iv) optional manufacturing services, (v) optional regulatory support and (vi) optional commercialization support. The Company determined that the exclusive license and initial technology transfer were not distinct from one another, as the license has limited value without the transfer of the Company’s technology; which will allow Zai to develop the manufacturing process and commercialize omadacycline in the Zai territory in the timeline anticipated under the agreement. Without the technology transfer, Zai would incur additional costs to recreate the Company’s know-how. Therefore, the license and initial technology transfer are combined as a single performance obligation.  The transfer of materials is a single distinct performance obligation.  The Company evaluated the option rights for manufacturing services, regulatory support and commercialization support to determine whether they represent or include material rights to Zai and concluded that the options were not issued at a discount, and therefore do not represent material rights. As such, they are not considered performance obligations at the outset of the arrangement.

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

The Company satisfied both performance obligations and recognized the upfront payment of $7.5 million as revenue in the nine months ended June 30, 2017.

As FDA approval is not within the control of the Company and was not obtained until October 2, 2018, the achievement of the milestone was not deemed probable and the risk of significant reversal of revenue was not resolved as of September 30, 2018.  As such, the milestone payment was not recognized as revenue in the three and nine months ended September 30, 2018. The Company did not recognize revenue under the Zai Collaboration Agreement in the three and nine months ended September 30, 2018. During the nine months ended September 30, 2017, the Company recognized revenue under the Zai Collaboration Agreement of $7.5 million, which represents the upfront payment. There was no deferred revenue as of September 30, 2018.

Almirall LLC

In July 2007, the Company and Warner Chilcott Company, Inc. (which became a part of Allergan plc, or Allergan), entered into a collaborative research and license agreement under which the Company granted Allergan an exclusive license to research, develop and commercialize tetracycline products for use in the United States for the treatment of acne and rosacea. In August 2018, Allergan assigned to Almirall, LLC, or Almirall, its rights under the collaboration agreement, or the Almirall Collaboration Agreement. Since Allergan did not exercise its development option with respect to the treatment of rosacea prior to initiation of a Phase 3 trial for the product, the license grant to Allergan, which was assigned to Almirall, converted to a non-exclusive license for the treatment of rosacea as of December 2014. Under the terms of the Almirall Collaboration Agreement, the Company and Almirall are responsible for, and are obligated to use, commercially reasonable efforts to conduct specified development activities for the treatment of acne and, if requested by Almirall, the Company may conduct certain additional development activities to the extent the Company determines in good faith that the Company has the necessary resources available for such activities. Almirall has agreed to reimburse the Company for its costs and expenses, including third-party costs, incurred in conducting any such development activities.

Under the terms of the Almirall Collaboration Agreement, Almirall is responsible for and is obligated to use commercially reasonable efforts to develop and commercialize tetracycline compounds that are specified in the agreement for the treatment of acne. The Company has agreed during the term of the Almirall Collaboration Agreement not to directly or indirectly develop or commercialize any tetracycline compounds in the United States. for the treatment of acne, and Almirall has agreed during the term of the Almirall Collaboration Agreement not to directly or indirectly develop or commercialize any tetracycline compound included as part of the agreement for any use other than as provided in the Almirall Collaboration Agreement.

The Almirall Collaboration Agreement contains two performance obligations: (i) an exclusive license to research, develop and commercialize tetracycline products for use in the United States for the treatment of acne and rosacea and (ii) research and development services. The performance obligation to deliver the license was satisfied upon execution of the Almirall Collaboration

Agreement in July 2007.  All research and development services were completed by December 2010.  The options provided to Almirall for additional development services do not provide Almirall with a material right as these services will not be provided at a significant or incremental discount.  As such, the option services are not performance obligations.

The Company received an upfront fee in the amount of $4.0 million upon the execution of the Almirall Collaboration Agreement, $1.0 million upon filing of an Investigational New Drug Application in 2010, $2.5 million upon initiation of Phase 2 trials in 2012 and $4.0 million upon initiation of Phase 3 trials associated with the Almirall Collaboration Agreement in December 2014.

In December 2017, the FDA’s acceptance of the NDA for sarecycline was received, triggering a milestone payment of $5.0 million earned upon acceptance of an NDA for a product licensed under the Almirall Collaboration Agreement. As the performance obligation to deliver the license was satisfied in 2007 and research and development services completed by December 2010, all subsequent milestone payments are recognized as revenue when the risk of significant reversal is resolved, generally when the milestone event occurs.  Therefore, the $5.0 million milestone payment was recognized in December 2017 and subsequently collected in the first quarter of 2018.

In October 2018, the FDA’s regulatory approval of sarecycline, under the tradename SEYSARA™, triggered the last milestone payment under the Almirall Collaboration Agreement of $12.0 million. Almirall is also obligated to pay the Company tiered royalties, ranging from the mid-single digits to the low double digits, based on net sales of tetracycline compounds developed under the Almirall Collaboration Agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term. Almirall’s obligation to pay the Company royalties for each tetracycline compound it commercializes under the Almirall Collaboration Agreement expires on the later of the expiration of the last to expire patent that covers the tetracycline compound in the United States and the date on which generic drugs that compete with the tetracycline compound reach a certain threshold market share in the United States.

Since FDA approval of SEYSARA was outside of the Company’s control and not obtained until October 1, 2018, the achievement of the milestone was not deemed probable and the risk of significant reversal of revenue was not resolved as of September 30, 2018.  As such, the milestone payment was not recognized as revenue in the three and nine months ended September 30, 2018 since it was considered fully constrained as the risk of reversal had not been resolved. The Company will recognize the $12.0 million milestone payment during the fourth quarter of 2018. Royalty payments, if any, would be recognized when the sales occur.

Purdue Pharma L.P.

In July 2009, the Company and Purdue Pharma L.P., or Purdue Pharma, entered into a license and collaboration agreement, or the Purdue Collaboration Agreement, which grants an exclusive license to Purdue Pharma to commercialize Intermezzo in the U.S. and pursuant to which:

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
•

Purdue Pharma is obligated to pay the Company tiered base royalties on net sales of Intermezzo in the United States ranging from the mid-teens up to the mid-20% level, with each such royalty tiers subject to an increase by a percentage in the low single digits upon a specified anniversary of regulatory approval of Intermezzo. The base royalty is tiered depending upon the achievement of certain fixed net sales thresholds by Purdue Pharma, which net sales levels reset each year for the purpose of calculating the royalty. The royalty tiers are subject to reductions upon generic entry and patent expiration. Purdue Pharma is obligated to pay royalties until the later of 15 years from the date of first commercial sale in the U.S. or the expiration of patent claims related to Intermezzo; and

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

In October 2014, the Company announced that its Board of Directors had approved a special dividend of, among other things, the right to receive, on a pro rata basis, 100% of any royalty income received by the Company pursuant to the Purdue Collaboration Agreement and 90% of any cash proceeds from a sale or disposition of Intermezzo, less fees and expenses incurred in connection with such activity, to the extent that either occurred prior to the second anniversary of the closing date of the Merger. On October 28, 2016, in satisfaction of the Company’s payment obligation of the proceeds of sale or disposition of the Intermezzo assets to the former Transcept stockholders under the Merger Agreement, the Company executed the Royalty Sharing Agreement pursuant to which the Company agreed to pay to the former Transcept stockholders fifty percent of all royalty income received by the Company pursuant to the Purdue Collaboration Agreement, net of all costs, fees and expenses incurred by the Company in connection with the Purdue Collaboration Agreement, related agreements, the Intermezzo product and the administration of the royalty income to the former Transcept stockholders. In October 2018, the Company received formal notice from Purdue of its intent to withdraw the NDA for Intermezzo by the end of 2018.  The Company will make all payments to the former Transcept stockholders under the Royalty Sharing Agreement, but does not anticipate any further royalties earned from the Purdue Collaboration Agreement following the withdrawal of the Intermezzo NDA.

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

The Company issued Tufts 1,024 shares of the Company’s common stock on the date of execution of the original license agreement, and the Company was required to make certain payments of up to $0.3 million to Tufts upon the achievement by products developed under the agreement of specified development and regulatory approval milestones. The Company made a payment of $50,000 to Tufts for achieving the first milestone following commencement of the Phase 3 clinical trial for omadacycline and a payment of $100,000 to Tufts for achieving the second milestone following its first marketing application submitted in the United States. The third, and final, payment of $150,000 became due upon FDA approval of omadacycline in October 2018. The Company is also obligated to pay Tufts a minimum royalty payment in the amount of $25,000 per year. In addition, the Company is obligated to pay Tufts royalties based on gross sales of products, as defined in the agreement, ranging in the low single digits depending on the applicable field of use for such product sale. If the Company enters into a sublicense under the agreement, based on the applicable field of use for such product, the Company will be obligated to pay Tufts (i) a percentage, ranging from 10% to 14% (ten percent to fourteen percent) for compounds other than omadacycline, and a percentage in the single digits for the compound omadacycline, of that portion of any sublicense issue fees or maintenance fees received by the Company that are reasonably attributable to the sublicense of the rights granted to the Company under the Tufts License Agreement and (ii) the lesser of (a) a percentage, ranging from the low tens to the high twenties based on the applicable field of use for such product, of the royalty payments made to the Company by the sublicensee or (b) the amount of royalty payments that would have been paid by the Company to Tufts if it had sold the product. The Company paid a sublicense issue fee to Tufts during the nine months ended September 30, 2017 upon earning the $7.5 million upfront payment under the Zai Collaboration Agreement.

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

Past Collaborations

Novartis

In September 2009, the Company and Novartis International Pharmaceutical Ltd., or Novartis, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. We and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, EMA, or any regulatory agency, but only to the extent the Company had not previously granted such commercialization rights related to omadacycline to another third party as of any such approval. The Company also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by the Company in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $3.6 million as of September 30, 2018 and December 31, 2017 included within “Other Long-Term Liabilities” on the Company’s consolidated balance sheet. There are no other payment obligations to Novartis under the Novartis Agreement or the amended Novartis Letter Agreement.

8.   Capital Stock

In October 2015 and February 2017, the Company entered into Controlled Equity OfferingSM Sales Agreements, or the 2015 Sales Agreement and 2017 Sales Agreement, respectively, and collectively, the Sales Agreements, with Cantor Fitzgerald & Co., or Cantor, under which the Company could, at its discretion, from time to time sell shares of its common stock, with a sales value of up to $50 million under each Sales Agreement through Cantor. The Company provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has sold all $50 million of shares of its common stock under the 2015 Sales Agreement. The Company received $1.8 million in proceeds, after deducting commissions of $0.1 million, from the sale of 96,308 shares of common stock, during the nine months ended September 30, 2018, under the 2017 Sales Agreement. As of October 31, 2018, $0.8 million remains available for sale under the 2017 Sales Agreement.

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

As described in Note 12, Debt, in connection with a Loan and Security Agreement, or the Hercules Loan Agreement, into which the Company entered with Hercules Technology II, L.P. and Hercules Technology III, L.P., together, Hercules, and certain other lenders and Hercules Technology Growth Capital, Inc. (as agent), the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 16,346 shares of its common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share, or the Hercules Warrants, on September 30, 2015, which expire five years from issuance or at the consummation of a Public Acquisition, as defined in each of the Hercules Warrant agreements.

As described in Note 12, Debt, in connection with the second amendment to the Hercules Loan Agreement on December 12, 2016, the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 18,574 shares of its common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per share, or the Loan Amendment Warrants. Additionally, in connection with the borrowing of the Third Tranche, as defined in Note 12, Debt, on June 27, 2017, the Company issued an additional warrant to Hercules Capital, Inc. to purchase 5,374 shares of its common stock at an exercise price of $23.26 per share, or the Additional Warrant.

As described in Note 12, Debt, in connection with the fifth amendment to the Hercules Loan Agreement, or the Fifth Amendment, on August 1, 2018, the Company issued to Hercules Capital, Inc. a warrant to purchase up to 19,627 shares of its common stock at an exercise price of $10.19 per share, or the Fifth Amendment Warrant. The Fifth Amendment Warrant’s total relative fair value of $0.1 million was determined using a Black-Scholes option-pricing model with the following assumptions:

August 1, 2018
Volatility	70.0%
Weighted average risk-free interest rate	2.9%
Expected dividend yield	0.0%
Expected life of options (in years)	7.0

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

9.   Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued legal costs	$303	$257
Accrued compensation	4,308	3,403
Intermezzo payable	—	124
Accrued professional fees	4,746	953
Accrued contract research	2,135	2,360
Accrued commercial	766	911
Accrued other	432	262
Total	$12,690	$8,270

10.   Fair Value Measurements

Financial instruments, including cash, cash equivalents, restricted cash, money market funds, U.S. treasury and government agency securities, accounts receivable, accounts payable, accrued expenses, contingent obligations and the Intermezzo reserve, are carried on the condensed consolidated financial statements at amounts that approximate fair value. The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date.  The fair value of the Company’s debt (including the Notes as defined in Note 12, Debt), is $221.1 million as of September 30, 2018. The fair value of the Company’s debt was determined using Level 3 inputs.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2018 and December 31, 2017 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2018
Assets:
U.S. treasury securities	$221,798	$—	$—	$221,798
Total Assets	$221,798	$—	$—	$221,798
Liabilities:
Contingent obligations	$—	$—	$14	$14
Total Liabilities	$—	$—	$14	$14
December 31, 2017
Assets:
U.S. treasury securities	$114,508	$—	$—	$114,508
Government agency securities	—	1,799	—	1,799
Total Assets	$114,508	$1,799	$—	$116,307
Liabilities:
Contingent obligations	$—	$—	$71	$71
Total Liabilities	$—	$—	$71	$71

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

11.   Stock-Based Compensation

The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expense	$1,442	$1,258	$4,456	$4,312
General and administrative expense	2,642	2,824	8,499	8,706
Total stock-based compensation expense	$4,084	$4,082	$12,955	$13,018

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

	Nine Months Ended September 30,
	2018	2017
Volatility	67.4%	75.8%
Weighted average risk-free interest rate	2.7%	2.0%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	5.9	5.8

Stock Option Plan Activity

The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Equity Incentive Plan, or the 2015 Plan, which was approved by Company stockholders at the annual meeting of shareholders held on June 9, 2015, reserving 1,200,000 shares of common stock for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, performance cash awards and other stock awards to directors, officers, employees and consultants. The 2015 Plan is intended to be the successor to and continuation of the Paratek Pharmaceuticals, Inc, 2006 Incentive Award Plan and the Paratek Pharmaceuticals, Inc.  2014 Equity Incentive Plan, or collectively, the Prior Plans.  When the 2015 Plan became effective, no additional stock awards were granted under the Prior Plans, although all outstanding stock awards granted under the Prior Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the Prior Plans. On January 1, 2018, 1,397,050 shares of common stock were automatically added to the shares authorized for issuance under the 2015 Plan pursuant to a “Share Reserve” provision contained in the 2015 Plan.  The Share Reserve automatically increases on January 1st of each year, for the period commencing on (and including) January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st  increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise automatically occur.  Total shares available for future issuance under the 2015 Plan are 141,280 shares as of September 30, 2018.

During the nine months ended September 30, 2018, the Company’s Board of Directors granted 141,175 stock options and 1,191,808 RSUs to directors, executives and employees of the Company under the 2015 Plan. The stock option awards are subject to time-based vesting over a period of one to four years.  The RSU awards made to directors of the Company in February 2018 are subject to time-based vesting, with 100% of the shares of common stock subject to the RSUs vesting one year from the grant date. The RSU award made to a director of the Company in April 2018 vests in equal installments on each of the first three anniversaries of the grant date. The RSU awards made to executives and employees are subject to time-based vesting over a period of three years from the grant date.  The grants also included performance-based RSU, or PRSU, awards to certain executives and employees of the Company. The PRSU awards issued during the nine months ended September 30, 2018 have vested or will vest as follows: (a) 10/55 shall be earned and time vest on achievement of European Medicines Agency, or EMA, filing preliminary validation, which occurred in October 2018, (b) 20/55 shall be earned and time vest on achievement of EMA approval, and (c) 25/55 shall be earned on achievement of the launch of omadacycline in the United States and time vest on the date that is 15 months following such launch date.

The Company recognizes the compensation cost of awards subject to performance-based vesting conditions over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance using the accelerated attribution method. If achievement of the performance condition is not probable, but the award will vest based on the service condition, the Company recognizes the expense over the requisite service period. A change in the requisite service period that does not change the estimate of the total compensation cost (i.e., it does not affect the grant-date fair value or quantity of awards to be recognized) is recognized prospectively over the remaining requisite service period. Since the Company believes it is probable that milestone (a) above will be achieved, the Company recognized compensation cost, for a total of $1.2 million for the performance condition during the nine months ended September 30, 2018 using the accelerated attribution method.

The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Inducement Plan, or the 2015 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 360,000 shares of common stock solely for the grant of inducement stock options to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. The Company has not made any grants under the 2015 Inducement Plan since December 31, 2015. Although the Company does not currently anticipate the issuance of additional grants under the 2015 Inducement Plan, as of September 30, 2018, 106,500 shares remain available for grant under that plan, as well as any shares underlying outstanding stock options that may become available for grant pursuant to the plan’s terms. It is therefore possible that the Company may, based on the business and recruiting needs of the Company, issue additional stock options under the 2015 Inducement Plan.

In June 2017, the Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2017 Inducement Plan, or the 2017 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 550,000 shares of common stock solely for the grant of inducement stock options and RSU awards to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. During the nine months ended September 30, 2018, the Company’s Board of Directors granted 159,600 stock options and 70,600 RSUs to employees of the Company under the 2017 Inducement Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards are subject to time-based vesting, with 100% of the shares of common stock subject to the RSU award vesting three years from the grant date. In October 2018, the Company’s Board of Directors approved the reserve of an additional 500,000 shares for the 2017 Inducement Plan, for a total of 1,050,000 shares reserved for issuance under it. As of September 30, 2018, prior to the additional 500,000 share increase under the 2017 Inducement Plan, 63,800 shares remained available for grant under the 2017 Inducement Plan, as well as any shares underlying awards that may become available for grant pursuant to the plan’s terms.

Stock options

A summary of stock option activity for the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	3,608,907	$17.01	7.78	$13,311
Granted	300,775	12.63
Exercised	(53,938)	5.28
Cancelled or forfeited	(26,374)	18.05
Expired	(66,458)	24.35
Outstanding at September 30, 2018	3,762,912	$16.69	7.34	$3,293
Exercisable at September 30, 2018	2,696,573	$16.71	6.90	$3,187

Restricted Stock Units

A summary of RSU activity for the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	1,167,703	$18.43
Granted	1,262,408	$14.04
Released	(485,099)	$19.86
Forfeited	(7,500)	$15.10
Unvested balance at September 30, 2018	1,937,512	$15.22

Total unrecognized compensation expense for all stock-based awards was $19.7 million as of September 30, 2018. This amount will be recognized over a weighted average period of 2.03 years.

2018 Employee Stock Purchase Plan

The Company’s Board of Directors adopted, and in June 2018 Company’s stockholders approved, the Paratek Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan, or the 2018 ESPP. The 2018 ESPP was amended in October 2018 to change the commencement dates of the offering periods. The maximum aggregate number of shares of our common stock that may be purchased under the 2018 ESPP will be 943,294 shares, or the ESPP Share Pool, subject to adjustment as provided for in the 2018 ESPP.  The ESPP Share Pool represented 3% of the total number of shares of our common stock outstanding as of March 31, 2018. The 2018 ESPP allows eligible employees to purchase shares during certain offering periods, which will be six -month periods commencing June 1 and ending November 30 and commencing December 1 and ending May 31 of each year.  The first offering under the 2018 ESPP is December 1, 2018.

12.   Debt

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

In connection with the Hercules Loan Agreement, the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P., a warrant to purchase 16,346 shares of the Company’s common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share. The Hercules Warrants’ total relative fair value of $288,000 at September 30, 2015 was determined using a Black-Scholes option-pricing model. The relative fair value of the Hercules Warrants was included as a discount to the Term Loan and also as a component of additional paid-in capital.  See Note 8, Capital Stock, for further description of the Hercules Warrants.

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

The Company borrowed the first tranche of $20.0 million upon the closing of the Hercules Loan Agreement on September 30, 2015, and the second tranche of $20.0 million on December 12, 2016, or collectively, the Initial Tranches.  Concurrently with the closing of the Third Amendment, the Company borrowed a third tranche of $10.0 million, or the Third Tranche.  The Third Amendment extended the date on which the Company is required to begin making monthly principal installments under the Hercules Loan Agreement from January 1, 2019 to January 1, 2020, subject to the Company’s receipt of marketing approval for the Company’s lead product candidate, omadacycline, or the Interest Only Period Extension Event, which was obtained on October 2, 2018.  Beginning on January 1, 2020, the Company is obligated to make payments in equal monthly installments of principal and interest, with the balance of outstanding loans due on the original maturity date of the Hercules Loan Agreement. In connection with the Third Amendment, the Company paid Hercules a $0.1 million amendment fee.

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

On August 1, 2018, the Company and Hercules entered into the Fifth Amendment to the Hercules Loan Agreement. The Fifth Amendment increased the amount that the Company may borrow by $30.0 million, from up to $60.0 million to up to $90.0 million, in multiple tranches.

Concurrently with the closing of the Fifth Amendment, the Company borrowed a fifth tranche of $10.0 million, or the Fifth Tranche.  Two additional tranches of up to $10.0 million each ($20.0 million total), or the Additional Tranches, may be available to the Company, subject to determination by Hercules, in its sole discretion, whether to provide such tranches. As such, there can be no assurance as to whether or not the Additional Tranches shall be funded.  The Fifth Amendment extended the date on which the Company is required to begin making monthly principal installments on loans previously outstanding under the Hercules Loan Agreement, or the Prior Tranches, from January 1, 2019 to January 1, 2021, subject to the Company’s receipt of marketing approval for the Company’s lead product candidate, omadacycline, or the Interest Only Period Extension Event, which was obtained on October 2, 2018.  Beginning on January 1, 2021 through the maturity date of September 1, 2021, the Company is obligated to make payments in equal monthly installments of principal and interest with respect to the Prior Tranches. In connection with the Fifth Amendment, the Company paid Hercules a $0.1 million amendment fee.

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

The Fifth Amendment amended the prepayment charges applicable to all loans outstanding under the Hercules Loan Agreement, such that prepayment fees equaling 1% to 2.5% will apply to principal amounts prepaid prior to dates between September 1, 2020 and January 1, 2021, varying depending on the applicable tranche.

In connection with the borrowing of the Fifth Tranche, on August 1, 2018, the Company issued an additional warrant to Hercules Capital, Inc. that is exercisable for a minimum of up to 19,627 shares of common stock (and additional shares if the Additional Tranches are funded) at an exercise price of $10.19 per share. The Fifth Amendment Warrant may be exercised on a cashless basis. The Fifth Amendment Warrant is exercisable for a term beginning on the date of issuance and ending on the earlier to occur of seven years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Fifth Amendment Warrant. The Fifth Amendment Warrant’s total relative fair value of $0.1 million was determined using a Black-Scholes option-pricing model.

Upon an Event of Default, an additional 5.0% interest would be applied, and Hercules could, at its option, accelerate and demand payment of all or any part of the loan together with the prepayment and end of term charges. An Event of Default is defined in the Hercules Loan Agreement as (i) failure to make required payments; (ii) failure to adhere to financial, operating and reporting loan covenants; (iii) an event or development occurs that would be reasonably expected to have a material adverse effect; (iv) false representations in the Hercules Loan Agreement; (v) insolvency, as described in the Hercules Loan Agreement; (vi) levy or attachments on any of the Company's assets; and (vii) default of any other agreement or subordinated debt greater than $1.0 million. In the event of insolvency, this acceleration and declaration would be automatic. In addition, in connection with the Hercules Loan Agreement, the Company agreed to provide Hercules with a contingent security interest in the Company's bank accounts. The Company's control of its bank accounts is not adversely affected unless Hercules elects to obtain unilateral control of the Company's bank accounts by declaring that an Event of Default has occurred. The principal of the Term Loan, which is not due within 12 months of September 30, 2018 as a result of the interest only period extension, has been classified as long-term debt.

The following table summarizes the impact of the Hercules Loan Agreement, as amended, on the Company’s consolidated balance sheets at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Gross proceeds	$70,000	$60,000
Unamortized debt issuance costs	(668)	(814)
Carrying value	$69,332	$59,186

Future principal payments, which reflects the interest-only period extension obtained on October 2, 2018 and which exclude the end of term charge in connection with the Hercules Loan Agreement, as amended, as of September 30, 2018, are as follows (in thousands):

Fiscal Year
2018	$—
2019	—
2020	1,556
2021	64,924
2022 and Thereafter	3,520
Total	$70,000

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

The Purchase Agreement includes customary representations, warranties and covenants. Under the terms of the Purchase Agreement, the Company agreed to indemnify the Initial Purchasers against certain liabilities.

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

After deducting costs incurred of $6.0 million, the Company raised net proceeds from the issuance of long-term convertible debt of $159.0 million in April 2018. All costs were deferred and are being amortized over the life of the Notes at an effective interest rate of 5.47% and recorded as additional interest expense.

The Company recognized coupon interest expense of $2.0 million and amortization expense on the debt issuance costs of $0.2 million for the three months ended September 30, 2018. The Company recognized coupon interest expense of $3.4 million and amortization expense on the debt issuance costs of $0.4 million for the nine months ended September 30, 2018.

The Company has evaluated the Indenture for derivatives pursuant to ASC 815, Derivatives and Hedging, or ASC 815, and identified an embedded derivative that requires bifurcation as the feature is not clearly and closely related to the host instrument. The embedded derivative is a default provision, which could require additional interest payments. The Company has determined that the fair value of this embedded derivative was nominal as of September 30, 2018.

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

The following table summarizes how the issuance of the Notes is reflected in the Company’s consolidated balance sheets at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Gross proceeds	$165,000	$—
Unamortized debt issuance costs	(5,652)	—
Carrying value	$159,348	$—

Current and non-current debt on the Company’s consolidated balance sheets at September 30, 2018 and December 31, 2017 includes the carrying value of the Hercules Loan Agreement, as amended, and the Notes.

13.   Income Taxes

The Company recorded no provision for income taxes for the three and nine months ended September 30, 2018 and the three months ended September 30, 2017. The provision for incomes taxes for the nine months ended September 30, 2017 was $0.8 million. The provision for income taxes consists of current tax expense, which represents China withholding taxes on the upfront payment earned under the Zai Collaboration Agreement.

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

On December 22, 2017, the tax reform law, commonly referred to as the Tax Cuts and Jobs Act, or the Act, was signed into law by President Trump. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018, and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. The Company is in the process of quantifying the tax impacts of the Act. Due to the Company's full valuation allowance, no provisional tax expense or benefit associated with the re-measurement was recognized in the Company's consolidated statement of operations and comprehensive loss for the period ended September 30, 2018.

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

14.   Commitments and Contingencies

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

The Company’s total commitment under the CIPAN Agreement is in the low seven-digit U.S. Dollar range, subject to fulfillment by CIPAN of particular milestones in connection with CIPAN’s renovation of an existing manufacturing area. The Company paid the first and second milestones in the high six-digit and mid-six-digit U.S. Dollar ranges, respectively, during the nine months ended September 30, 2018. The remaining milestone payments are owed to CIPAN upon fulfillment by CIPAN of future milestone events.

Leases

The Company leases its Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases expiring in 2021 and 2024, respectively.

As of September 30, 2018, future minimum lease payments under operating leases are as follows:

Fiscal Year
Remainder of 2018	$288
2019	1,156
2020	1,178
2021	964
2022	508
2023 and Thereafter	914
Total	$5,008

Other Legal Proceedings

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2018, the Company was not party to any other legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of executive management or affiliate of the Company is either a party adverse to the Company or the Company’s subsidiaries or has a material interest adverse to the Company or the Company’s subsidiaries.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendment requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. This ASU is effective for fiscal years and interim periods beginning after December 15, 2018. The guidance is required to be adopted using a modified retrospective approach applied either to the earliest comparative period or at transition. The Company is in the process of reviewing its portfolio of existing leases and current accounting policies to identify and assess the potential differences that would result from applying the requirements of the new standard. The Company expects it will elect to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: (i) whether existing or expired arrangements are or contain a lease, (ii) the lease classification of existing or expired leases, and (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard.

The Company’s assessment will include, but is not limited to, evaluating the impact that this standard has on the leases of its two corporate offices in Massachusetts and Pennsylvania, its equipment leases, and its embedded leases.

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

This discussion contains certain forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward- looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and except as required by law, we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Company Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics.  We have used our expertise in biology and tetracycline chemistry to create chemically diverse and biologically distinct small molecules derived from the minocycline core structure. Our two products are omadacycline and sarecycline, both of which received U.S. Food and Drug Administration, or FDA, approval in October 2018. Omadacycline is a once-daily oral and intravenous, or IV, broad spectrum antibiotic approved under the tradename NUZYRA™ in the United States. The FDA approved NUZYRA for the treatment of adults with community acquired bacterial pneumonia, or CABP, and acute bacterial skin and skin structure infections, or ABSSSI caused by susceptible bacteria. We intend to launch NUZYRA in February 2019.  Almirall LLC, or Almirall, has the rights to commercialize our second FDA-approved product, SEYSARA™ (sarecycline), in the United States as a new once-daily oral therapy for the treatment of inflammatory acne vulgaris in patients age nine or older.  Almirall has announced plans to launch SEYSARA in January 2019.

Omadacycline is a modernized tetracycline specifically designed to overcome tetracycline resistance and exhibits activity across a spectrum of bacteria, including gram-positive, gram-negative, atypicals, and other drug-resistant strains. Omadacycline is the first in a new chemical class called aminomethylcyclines. We believe that omadacycline has the potential to become the primary antibiotic choice of physicians for use as a broad-spectrum monotherapy antibiotic for CABP, ABSSSI, urinary tract infections, or UTI, and other serious community-acquired bacterial infections where resistance is of concern. We believe omadacycline will be used in the emergency room, hospital and community care settings. We have designed omadacycline to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad-spectrum antibacterial activity, oral and IV formulations with once-daily dosing, limited interactions for patients on concomitant medications, and a generally safe and well-tolerated profile.  Omadacycline has been granted Qualified Infectious Disease Product, or QIDP, designation, by the FDA for complicated and uncomplicated UTIs.

As part of the FDA approval, the Company has agreed to conduct post marketing studies, including a surveillance study, pediatrics studies and a study in adults of CABP.  The size of the CABP study is not yet finalized but is expected to be similar in size (up to 800 subjects) as the completed OPTIC study.

Our Marketing Authorization Application, or MAA, for omadacycline for the treatment of CABP and ABSSSI was accepted by the European Medicines Agency, or EMA. On October 4, 2018.  Prior to initiating the development program for CABP and ABSSSI, scientific advice received through the centralized procedure in Europe confirmed general agreement on the design and choice of comparators of the Phase 3 clinical trials for ABSSSI and CABP and noted that approval based on a single study in each indication could be possible but would be subject to more stringent statistical standards than MAA programs that conduct two pivotal Phase 3 studies per indication.

Additionally, enrollment has commenced for the first of our two planned Phase 2 clinical trials evaluating omadacycline for the treatment of UTI. The first study will evaluate the efficacy, safety, tolerability and pharmacokinetics of omadacycline in female patients with cystitis, a common uncomplicated UTI. The second study, which we plan to initiate in the fourth quarter of 2018, will evaluate the efficacy, safety, tolerability and pharmacokinetics of omadacycline in patients with acute pyelonephritis, a common complicated UTI. We plan to enroll approximately 200 patients in each study at multiple sites. The results of the Phase 2 UTI program are expected in the second half of 2019.

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

During the third quarter of 2018, we commenced the onboarding of our sales force leadership team.  We expect to start hiring our hospital representatives in the fourth quarter of 2018, and will continue through 2019, toward our target of 80 to 85 hospital representatives, which we believe is sufficient to address key U.S. hospital accounts.

SEYSARA (sarecycline) is a once-daily, tetracycline-derived compound designed for use in the treatment of acne and rosacea. We believe that, based upon the data generated to-date, SEYSARA possesses favorable anti-inflammatory activity, plus narrow-spectrum antibacterial activity relative to other tetracycline-derived molecules, oral bioavailability, does not cross the blood-brain barrier, and favorable pharmacokinetic properties that we believe make it particularly well-suited for the treatment of inflammatory acne in the community setting.

Almirall currently holds a nonexclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States. There are currently no clinical trials with sarecycline in rosacea underway.

To date, we have devoted a substantial amount of our resources to research and development efforts, including conducting clinical trials for omadacycline, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and to date have financed our operations primarily through sale of our common stock, debt financings, strategic collaborations, and grant funding.

We have incurred significant losses since our inception in 1996. Our accumulated deficit at September 30, 2018 was $559.7 million and our net loss for the nine months ended September 30, 2018 was $89.6 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

Until we can generate a sufficient amount of revenue from our commercial products, if ever, we anticipate that we will need to raise additional capital in order to complete the development and commercialization of omadacycline and to advance the development of our other product candidates. Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our development programs or commercialization efforts. We will need to generate significant revenue to achieve and sustain profitability, and we may never be able to do so.

Recent Financing Activities

In October 2015 and February 2017, we entered into Controlled Equity OfferingSM Sales Agreements, or the 2015 Sales Agreement and 2017 Sales Agreement, respectively, and collectively, the Sales Agreements, with Cantor Fitzgerald & Co., or Cantor, under which we could, at our discretion, from time to time sell shares of our common stock, with a sales value of up to $50 million under each Sales Agreement through Cantor. We provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. We have sold all $50 million of shares of our common stock under the 2015 Sales Agreement. We received $1.8 million in proceeds, after deducting commissions of $0.1 million, from the sale of 96,308 shares of common stock during the nine months ended September 30, 2018 under the 2017 Sales Agreement. As of October 31, 2018, $0.8 million remains available for sale under the 2017 Sales Agreement.

On January 22, 2018, we completed an underwritten offering of 3,205,128 shares of our common stock, resulting in total proceeds of $50.0 million. Offering expenses incurred were $0.2 million.

On April 18, 2018, we entered into a Purchase Agreement, or the Purchase Agreement, with several initial purchasers, or the Initial Purchasers, for whom Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink Partners LLC acted as representatives, relating to the sale of $135.0 million aggregate principal amount of 4.75% Convertible Senior Subordinated Notes due 2024, or the Notes, to the Initial Purchasers. We also granted the Initial Purchasers an option to purchase up to an additional $25.0 million aggregate principal amount of Notes, which was exercised in full on April 20, 2018.  In addition, J. Wood Capital Advisors LLC, the Company’s financial advisor, purchased $5.0 million aggregate principal amount of Notes in a separate, concurrent private placement on the same terms as other investors. After deducting costs incurred of $6.0 million, we raised net proceeds from the sale of the Notes of $159.0 million in April 2018.

On August 1, 2018, we entered into a fifth amendment to the Hercules Loan Agreement, or the Fifth Amendment. The Fifth Amendment increased the amount that we may borrow by $30.0 million, from up to $60.0 million to up to $90.0 million, in multiple tranches.  Concurrently with the closing of the Fifth Amendment, we borrowed a fifth tranche of $10.0 million, or the Fifth Tranche.  Two additional tranches of up to $10.0 million each ($20.0 million total), or the Additional Tranches, may be available to us subject to determination by Hercules, in its sole discretion, whether to provide such tranches. As such, there can be no assurance as to whether or not the Additional Tranches shall be funded.  Refer to Note 12, Debt, for further details on the Fifth Amendment.

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales. All of our revenue to date has been derived from license fees, milestone payments, royalty income, reimbursements for research, development and manufacturing activities under licenses and collaborations and grant payments received from the National Institute of Health and other non-profit organizations. We intend to begin selling NUZYRA in February 2019. Almirall has announced plans to launch SEYSARA in January 2019.

Collaboration revenue represents upfront fees and milestone payments received in connection with our collaboration agreements. Royalty revenue represents fifty percent of Intermezzo royalty income received pursuant to the royalty sharing agreement, or the Royalty Sharing Agreement, entered into by us in October 2016 with the Special Committee of our Board of Directors. In October 2018, the Company received formal notice from Purdue Pharma L.P. of its intent to withdraw the NDA for Intermezzo by the end of 2018. Intermezzo royalty revenue will cease upon this withdrawal.

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

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates for which we or any partner obtain regulatory approval, such as NUZYRA and SEYSARA. The duration, costs and timing of clinical trials and development of our product candidates depend on a variety of factors, including:

•	the scope, rate of progress, and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;
•	future clinical trial results;
•	potential changes in government regulation; and
•	the timing and receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that therapeutic candidate. For example, if the FDA, or another regulatory authority, were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of the clinical development of product candidates, such as omadacycline for the treatment of UTI, or if we experience significant delays in the enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for omadacycline and other projects during the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Omadacycline costs	$10,285	$7,982	$28,169	$32,087
Other research and development costs	5,755	4,130	17,537	13,760
Total	$16,040	$12,112	$45,706	$45,847

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel and professional, legal and consulting fees.

Interest Expense

Interest expense represents interest incurred on the Hercules Loan Agreement, as amended, and the Notes, as well as the adjustment of our marketable securities to amortized cost.

Interest Income

Interest income represents interest earned on our money market funds and marketable securities.

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

	Three Months Ended September 30,
(in thousands)	2018	2017	$ Change
License and royalty revenue	$50	$12	$38
Operating expenses:
Research and development	16,040	12,112	3,928
General and administrative	13,610	8,219	5,391
Impairment of intangible asset	21	-	21
Changes in fair value of contingent consideration	(11)	(22)	11
Total operating expenses	29,660	20,309	9,351
Loss from operations	(29,610)	(20,297)	(9,313)
Other income and expenses:
Interest expense	(3,383)	(1,408)	(1,975)
Interest income	922	389	533
Other loss, net	(12)	(8)	(4)
Net loss	$(32,083)	$(21,324)	$(10,759)

Revenue

Revenue for the three months ended September 30, 2018 and September 30, 2017 represents fifty percent of net royalties earned pursuant to the Royalty Sharing Agreement.

Research and Development Expense

Research and development expenses were $16.0 million for the three months ended September 30, 2018, compared to $12.1 million for the three months ended September 30, 2017. The increase was driven primarily by manufacturing production costs for omadacycline and higher salaries, benefits and recruiting fees.

We anticipate that research and development expenses will increase in future periods as a result of FDA post marketing commitments as well as our Phase 2 UTI program.  This will be offset by the capitalization of NUZYRA commercial supply costs, classified as research and development expense until FDA approval of NUZYRA on October 2, 2018.

General and Administrative Expense

General and administrative expenses were $13.6 million for the three months ended September 30, 2018 compared to $8.2 million for the three months ended September 30, 2017.  The increase was primarily due to additional headcount and higher marketing, market access and other commercial consulting costs.

We anticipate that our general and administrative expenses will increase in future periods as we prepare for commercial launch of NUZYRA.

Other Income and Expenses

Interest expense for the three months ended September 30, 2018 represents interest incurred on the Hercules Loan Agreement, as amended, of $1.8 million and the Notes of $2.2 million, partially offset by the net accretion of our marketable securities of $0.6 million. Interest income for the three months ended September 30, 2018 represents interest earned on our money market funds and marketable securities. Interest expense for the three months ended September 30, 2017 represents interest incurred on the Hercules Loan Agreement, as amended, of $1.4 million. Interest income for the three months ended September 30, 2017 represents interest earned on our money market funds and marketable securities.

Comparison of the nine months ended September 30, 2018 and 2017

	Nine Months Ended September 30,
(in thousands)	2018	2017	$ Change
License and royalty revenue	$101	$7,544	$(7,443)
Operating expenses:
Research and development	45,706	45,847	(141)
General and administrative	38,395	25,299	13,096
Impairment of intangible asset	107	682	(575)
Changes in fair value of contingent consideration	(57)	(571)	514
Total operating expenses	84,151	71,257	12,894
Loss from operations	(84,050)	(63,713)	(20,337)
Other income and expenses:
Interest expense	(7,793)	(3,666)	(4,127)
Interest income	2,292	979	1,313
Other loss, net	(14)	(23)	9
Loss before income taxes	$(89,565)	$(66,423)	$(23,142)
Provision for income taxes	—	753	(753)
Net Loss	$(89,565)	$(67,176)	$(22,389)

Revenue

Revenue for the nine months ended September 30, 2018 represents fifty percent of net royalties earned pursuant to the Royalty Sharing Agreement. Revenue for the nine months ended September 30, 2017 represent a $7.5 million upfront payment received in connection with the Zai Collaboration Agreement, as well as fifty percent of net royalties earned pursuant to the Royalty Sharing Agreement.

Research and Development Expense

Research and development expenses were $45.7 million for the nine months ended September 30, 2018, compared to $45.8 million for the nine months ended September 30, 2017. The slight decrease was driven primarily by lower clinical study costs, offset by an increase in manufacturing production costs for omadacycline, higher salaries, benefits and recruiting fees, and costs associated with regulatory activities.

We anticipate that research and development expenses will increase in future periods as a result of FDA post marketing commitments as well as our Phase 2 UTI program.  This will be offset by the capitalization of NUZYRA commercial supply costs, classified as research and development expense until FDA approval of NUZYRA on October 2, 2018.

General and Administrative Expense

General and administrative expenses were $38.4 million for the nine months ended September 30, 2018 compared to $25.3 million for the nine months ended September 30, 2017.  The increase was primarily due to increased headcount and higher marketing, market access and other commercial consulting costs.

We anticipate that our general and administrative expenses will increase in future periods as we prepare for commercial launch of NUZYRA.

Impairment

During the nine months ended September 30, 2018 and 2017, we recorded an impairment charge of $0.1 million and $0.7 million, respectively, in connection with an expected decline in Intermezzo sales.

Other Income and Expenses

Interest expense for the nine months ended September 30, 2018 represents interest incurred on the Hercules Loan Agreement, as amended, of $5.0 million and the Notes of $3.8 million, partially offset by the net accretion of our marketable securities of $1.0 million. Interest income for the nine months ended September 30, 2018 represents interest earned on our money market funds and marketable securities. Interest expense for the nine months ended September 30, 2017 represents interest incurred on the Hercules Loan Agreement, as amended, of $3.5 million and the net amortization of our marketable securities of $0.2 million. Interest income for the nine months ended September 30, 2017 represents interest earned on our money market funds and marketable securities.

Provision for Income Taxes

Provision for income taxes for the nine months ended September 30, 2017 represents China withholding taxes on the upfront license payment we received under the Zai Collaboration Agreement.

Liquidity and Capital Resources

On September 30, 2015, we entered into a Loan and Security Agreement, or the Hercules Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P, together, Hercules, and certain other lenders and Hercules Technology Growth Capital, Inc. (as agent). We executed five amendments to the Hercules Loan Agreement subsequent to September 30, 2015.  On August 1, 2018, we entered into the Fifth Amendment to the Hercules Loan Agreement. The Fifth Amendment increased the amount that we may borrow by $30.0 million, from up to $60.0 million to up to $90.0 million, in multiple tranches. Prior to the Fifth Amendment, we borrowed the full $60.0 million that was available to us. Concurrently with the closing of the Fifth Amendment, we borrowed the Fifth Tranche of $10.0 million.  Two additional tranches of up to $10.0 million each ($20.0 million total), or the Additional Tranches, may be available to us, subject to determination by Hercules, in its sole discretion, whether to provide such tranches.  As such there can be no assurance as to whether or not the Additional Tranches shall be funded.  The Fifth Amendment extended the date on which we are required to begin making monthly principal installments on loans previously outstanding under the

Hercules Loan Agreement, or the Prior Tranches, from January 1, 2019 to January 1, 2021, subject to the Company’s receipt of marketing approval for the Company’s lead product candidate, omadacycline, which was obtained on October 2, 2018.

To date, we have issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P., a warrant to purchase 16,346 shares of our common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share and a warrant to purchase 18,574 shares of our common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per share. We also have issued a warrant to Hercules Capital, Inc. that is exercisable for an aggregate of 5,374 shares of our common stock at an exercise price of $23.26 per share. In connection with the Fifth Amendment, on August 1, 2018, we issued to Hercules Capital, Inc. a warrant to purchase up to 19,627 shares of its common stock at an exercise price of $10.19 per share.

In October 2015 and February 2017, we entered into the 2015 Sales Agreement and 2017 Sales Agreement, respectively, with Cantor, under which we could, at our discretion, from time to time sell shares of our common stock, with a sales value of up to $50 million under each Sales Agreement through Cantor. We provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act. We have sold all $50 million of shares of our common stock under the 2015 Sales Agreement. We received $1.8 million in proceeds, after deducting commissions of $0.1 million, from the sale of 96,308 shares of common stock, during the nine months ended September 30, 2018, under the 2017 Sales Agreement. As of October 31, 2018, $0.8 million remains available for sale under the 2017 Sales Agreement.

On October 16, 2015, we filed a registration statement on Form S-3 with the SEC, which was declared effective on October 29, 2015, to sell certain of our securities in an aggregate amount of up to $100.0 million. Under this shelf registration statement on January 22, 2018, we completed an underwritten offering on January 22, 2018 of 3,205,128 shares of our common stock, resulting in total proceeds of $50.0 million. Offering expenses incurred were $0.2 million. The remaining $50.0 million available under this shelf registration statement was not used and this registration statement expired in October 2018.

On December 12, 2016, we filed a registration statement on Form S-3 with the SEC, which was declared effective on December 20, 2016, to sell certain of our securities in an aggregate amount of up to $225.0 million. As of September 30, 2018, $175.0 million remains available on this shelf registration statement.

Additionally, on December 1, 2017, we filed a registration statement on Form S-3 with the SEC, which was declared effective on December 8, 2017, to sell certain of our securities in an aggregate amount of up to $250.0 million. As of September 30, 2018, $250.0 million remains available on this shelf registration statement.

On April 18, 2018, we entered into the Purchase Agreement with the Initial Purchasers for whom Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink Partners LLC acted as representatives, relating to the sale of the Notes. We also granted the Initial Purchasers an option to purchase up to an additional $25.0 million aggregate principal amount of Notes, which was exercised in full on April 20, 2018. In addition, J. Wood Capital Advisors LLC, the Company’s financial advisor, purchased $5.0 million aggregate principal amount of Notes in a separate, concurrent private placement on the same terms as other investors. After deducting costs incurred of $6.0 million, we received proceeds from the sale of the Notes of $159.0 million in April 2018.

We have used and we intend to continue to use the net proceeds from the above offerings of our common stock and the Notes, as well as from the Hercules Loan Agreement, as amended, together with our existing capital resources, to fund our ongoing and future clinical studies of omadacycline, to fund commercial launch, and for working capital and other general corporate purposes.

As of September 30, 2018, we had cash, cash equivalents and marketable securities of $310.9 million.

The following table summarizes our cash provided by and used in operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash used in operating activities	$(62,194)	$(56,189)
Net cash used in investing activities	$(104,728)	$(56,771)
Net cash provided by financing activities	$220,727	$92,338

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2018 of $62.2 million is primarily the result of our $89.6 million net loss. This is offset by $17.1 million in non-cash items, including, $13.0 million in stock-based compensation expense, $4.6 million of interest expense, offset by $0.5 million in net depreciation, amortization and accretion, as well as a $5.2 million increase in accounts payable and accrued expenses and a $5.0 million decrease in accounts receivable Cash used in operating activities for the nine months ended September 30, 2017 of $56.2 million was primarily the result of our $67.2 million net loss, a $4.6 million net decrease in other current liabilities and a $0.6 million decrease in contingent obligations to former Transcept stockholders. This is offset by $15.0 million in non-cash items, including $14.0 million in depreciation, amortization and stock-based compensation expense and a $0.7 million impairment charge on our intangible asset.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2018 consists of $220.7 million investments in short-term marketable securities (U.S. treasury and government agency securities) offset by proceeds from maturities of marketable securities of $116.1 million. Net cash used in investing activities during the nine months ended September 30, 2017 consisted of $149.4 million investment in short-term marketable securities (U.S. treasury and government agency securities) offset by proceeds from maturities of marketable securities of $93.8 million. We also purchased $1.2 million of fixed assets for our new offices in Boston and King of Prussia.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2018 primarily represents net proceeds of $159.0 million raised through the sales of the Notes, net proceeds of $49.8 million raised through our January 2018 public offering of common stock, $10.0 million in net proceeds received from the Hercules Fifth Tranche, and net proceeds of $1.8 million raised through the sale of shares of our common stock under the Sales Agreements. Net cash provided by financing activities during the nine months ended September 30, 2017 primarily represented net proceeds of $82.1 million received from the sale of shares of our common stock under the Sales Agreements, $9.9 million drawn under the Third Tranche under the Hercules Loan Agreement, as amended, and $0.3 million from the exercise of stock options.

Future Funding Requirements

To date, we have not generated any revenue from product sales. Our future funding requirements will depend on our ability to generate revenue from sales of NUZYRA, and our partner, Almirall’s, ability to generate revenues from sales of SEYSARA, with respect to which we would be entitled to tiered royalties. We do not expect to generate any other revenue from product sales unless and until our partner, Zai, obtains regulatory approval of and commercializes one or more of our product candidates in the Zai territory. We anticipate that we will need substantial additional funding in connection with our continuing operations to support pre-launch and commercial activities associated with our lead commercial candidate, NUZYRA.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	conduct additional clinical trials of omadacycline;
•	seek regulatory approvals for additional indications for omadacycline, such as omadacycline for the treatment of UTI;
•	establish a sales, marketing and distribution infrastructure and increases to our manufacturing demand and capabilities to commercialize NUZYRA; and
•	add personnel to support our planned commercialization efforts.

Based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities of $310.9 million as of September 30, 2018, estimated NUZYRA product sales, and estimated royalty payments from our collaboration with Almirall LLC will enable us to fund our operating expenses, capital expenditures, and debt service through the first quarter of 2021.

We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our pharmaceutical products, and the unknown extent to which we will maintain existing or enter into new collaborations with third parties to participate in the development and commercialization of our product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures that we will require to fund our continuing operations, including for our clinical development programs and commercialization efforts for NUZYRA. Our future capital requirements will depend on many factors, including:

•	the progress of clinical development of omadacycline in additional indications, including for the treatment of UTI;
•	the costs and timing of commercialization activities for NUZYRA;
•	product revenue, if any, received from commercial sales of NUZYRA;
•	royalty revenue, if any, received from commercial sales of SEYSARA by Almirall;
•	the ability of Zai to develop, manufacture and commercialize omadacycline in the Zai territory;
•	the number and characteristics of other product candidates that we pursue;
•	the scope, progress, timing, cost and results of research, preclinical development and clinical trials;
•	the costs, timing and outcome of seeking, obtaining, maintaining and expanding FDA and non-U.S. regulatory approvals;
•	the costs associated with manufacturing and establishing sales, marketing and distribution capabilities;
•

our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to hire additional management, scientific and medical personnel;
•	the effect of competing products that may limit market penetration of our products;
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems; and
•

the economic and other terms, timing and success of our existing collaboration and licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future, including the timing of receipt of any milestone or royalty payments under such arrangements.

Until we can generate a sufficient amount of product and royalty revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding. We do not have any committed external sources of funds other than rights to contingent milestone payments and/or royalties under the Almirall Collaboration Agreement and the Zai Collaboration Agreement, which are terminable by Almirall and Zai, respectively, upon prior written notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholders’ rights. Future debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, NUZYRA, SEYSARA, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market NUZYRA, SEYSARA or our other product candidates that we may otherwise prefer to develop and market ourselves.

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

There have been no material changes in our critical accounting policies during the nine months ended September 30, 2018, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 6, 2018, with the exception of those discussed in Note 2, Summary of Significant Accounting Policies and Basis of Presentation, in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Refer to Note 14, Recent Accounting Pronouncements, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2018 and the year ended December 31, 2017 we did not engage in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments as of September 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 6, 2018, with the exception of those discussed in Note 12, Debt, and Note 14, Commitments and Contingencies, in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Our cash, cash equivalents and investments balance as of September 30, 2018 consisted of cash and cash equivalents, U.S. treasury securities and government agency securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments, although they are available for immediate sale, until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 10% of total liabilities as of September 30, 2018.

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

As of September 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and implemented appropriate changes to its internal controls to support revenue recognition, including controls to monitor the probability of achievement of contingent milestone payments, and additional revenue-related disclosures under the new standard. During the three months ended September 30, 2018, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 14, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Risks Related to Financial Condition

We have incurred significant losses since inception and anticipate that we will incur losses for the foreseeable future. To date we have not generated any revenue or profit from product sales and we may never achieve or sustain profitability.

We received FDA approval for NUZYRA in October 2018 and plan to launch NUZYRA in the United States in February 2019. Additionally, FDA approval was granted in October 2018 for SEYSARA, which Almirall has rights to commercialize and with respect to which we will be entitled to tiered royalties. Although the FDA approved NUZYRA and SEYSARA, it will take some time to attain profitability and we may never do so. Our net loss for the nine months ended September 30, 2018 was $89.6 million. As of September 30, 2018, our accumulated deficit was $559.7 million. We expect to continue to incur losses for the foreseeable future as we seek to maintain and expand regulatory approvals for our products, commercialize NUZYRA, establish our sales, marketing and distribution infrastructure to commercialize products for which we obtain marketing approval, including NUZYRA, and add personnel to support our product development and commercialization efforts and operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to generate any product revenues or achieve profitability. For example, our expenses could increase if we are required by regulatory agencies outside of the United States to perform studies in addition to those that we have already performed or currently expect to perform.

To become and remain profitable, we must succeed in developing and commercializing products with significant market potential. This will require us to be successful in a range of challenging activities, including manufacturing, marketing and commercializing approved products, such as NUZYRA, developing product candidates and obtaining regulatory approval for them. We may never succeed in these activities and may never generate revenue from product sales that is significant enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress the market value of our common stock, could impair our ability to raise capital, expand our business, develop other product candidates or continue our operations and could cause investors to lose all or part of their investments.

We will continue to require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back or cease our product development programs or commercialization efforts for NUZYRA.

As of September 30, 2018, our cash, cash equivalents and marketable securities were $310.9 million. We will require substantial additional funding to meet FDA post-marketing approval requirements for NUZYRA, to complete the commercialization of NUZYRA, to fund the development of omadacycline in other indications, and to advance the development of our other product candidates, and such funding may not be available on favorable terms or at all. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. Because the profitability of NUZYRA and SEYSARA, and the successful development of any other future product candidates, is uncertain, we are unable to estimate the actual funds we will require to fund our continuing operations, including for our clinical development programs and commercialization efforts for NUZYRA.

Our future funding requirements will depend on many factors, including but not limited to:

•	the costs and timing of commercialization activities for NUZYRA;
•	product revenue, if any, received from commercial sales of NUZYRA;
•	royalty revenue, if any, received from commercial sales of SEYSARA by Almirall;
•	the ability of Zai to develop, manufacture and commercialize omadacycline in the Zai territory;
•	the scope, progress, timing, cost and results of research, preclinical development and clinical trials;
•	the costs, timing and outcome of seeking, obtaining, maintaining and expanding FDA and non-U.S. regulatory approvals;
•	the costs associated with manufacturing and establishing sales, marketing and distribution capabilities;
•	the number and characteristics of other product candidates that we may pursue;
•

our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights;

•	our need to hire additional management, scientific, commercial, operations and medical personnel;
•	the effect of competing products that may limit market penetration of our products;
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems
•	resources required to develop and implement policies and processes to promote ongoing compliance with applicable healthcare laws and regulations;
•	costs required to ensure that our and our partners’ business arrangements with third parties comply with applicable healthcare laws and regulations; and
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

Raising additional capital or entering into certain other arrangements may cause dilution to our stockholders, restrict our operations or require us to relinquish rights.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through the sale of additional equity or convertible debt securities, which would dilute shareholder ownership interest. The terms of these new securities may include liquidation or other preferences that adversely affect shareholders’ rights as common stockholders. Future debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, NUZYRA, SEYSARA, other product candidates or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to grant rights to develop and market NUZYRA, SEYSARA or our other product candidates that we may otherwise prefer to develop and market ourselves.

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

On September 30, 2015, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P., together, Hercules, and certain other lenders and Hercules Technology Growth Capital, Inc. (as agent). We have executed five amendments to the Loan Agreement subsequent to September 30, 2015, providing access to term loans with an aggregate principal amount of up to $90.0 million. As of September 30, 2018, we have drawn down on $70.0 million. The two remaining tranches of up to $10.0 million each ($20.0 million total), or the Additional Tranches, may be available to the Company, subject to determination by Hercules, in its sole discretion, whether to provide such tranches. As such there can be no assurance as to whether or not the Additional Tranches shall be funded.  The latest amendment extended the date on which the Company is required to begin making monthly principal installments on loans previously outstanding under the Hercules Loan Agreement, or the Prior Tranches, from January 1, 2019 to January 1, 2021, subject to the Company’s receipt of marketing approval for the Company’s lead product candidate, omadacycline, or the Interest Only Period Extension Event, which was obtained on October 2, 2018.  Beginning on January 1, 2021, the Company is obligated to make payments in equal monthly installments of principal and interest with respect to the Prior Tranches.  The Prior Tranches mature on September 1, 2021, due to the achievement of the Interest Only Extension Event.  With respect to the $10 million loan made to the Company upon the execution of the fifth amendment, the Company is obligated to make payments in equal monthly installments of principal and interest beginning on September 1, 2020 (subject to extension to March 1, 2021 or September 1, 2021) upon achievement of specified levels of omadacycline revenue, and such loan matures on August 1, 2022.

All obligations under the Loan Agreement, as amended, are secured by substantially all of our existing property and assets, excluding our intellectual property. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

•

we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities; and

•

our failure to comply with the affirmative, restrictive or financial covenants in the Loan Agreement, as amended, could result in an event of default that, if not cured or waived, could result in the acceleration of our obligation to repay this indebtedness, and Hercules could seek to enforce its security interest in the assets securing such indebtedness.

To the extent additional debt (including without limitation the Additional Tranches) is added to our current debt levels, the risks described above could increase.

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

Risks Related to Maintaining and Expanding Regulatory Approval and Other Legal Compliance Matters

If clinical trials for omadacycline for the treatment of UTI, are prolonged, delayed or stopped, we may be unable to obtain regulatory approval and commercialize omadacycline for the treatment of UTI on a timely basis.

In October 2018, the FDA approved NUZYRA in the United States for the treatment of adults with CABP and ABSSSI that are proven or strongly suspected to be caused by susceptible bacteria. We have a Phase 2 program currently in process to evaluate omadacycline for the treatment of UTI. Enrollment has commenced for the first of two planned Phase 2 clinical studies. The first study will evaluate the efficacy, safety, tolerability and pharmacokinetics of omadacycline in female patients with cystitis, a common uncomplicated UTI. The second study, which we intend to initiate in the fourth quarter of 2018, will evaluate the efficacy, safety, tolerability and pharmacokinetics of omadacycline in patients with acute pyelonephritis, a common complicated UTI. The completion of these planned clinical trials could be substantially delayed or prevented by several factors, including:

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

•	delay or failure to obtain Institutional Review Board/ethics committee approval to conduct a clinical trial at a prospective site or within a specific region or country.

The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•	slower than expected rates of patient recruitment and enrollment;
•	failure of patients to complete the clinical trial;
•	unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by patients;
•	lack of omadacycline efficacy evidenced during clinical trials;
•	termination of our clinical trials by one or more clinical trial sites;
•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols;

•	inability to monitor patients adequately during or after treatment by us and/or our CROs; and
•	the need to repeat or terminate clinical trials as a result of inconclusive or negative results or unforeseen complications during clinical trial testing.

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

Changes in regulatory requirements and guidance may also occur, and we may need to amend clinical trial protocols to reflect these changes with appropriate regulatory authorities. Amendments may require us to resubmit clinical trial protocols to regulatory agencies/ Institutional Review Boards/ethics committees for re-examination, which may impact the costs, timing or successful completion of a clinical trial. Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, the Institutional Review Board overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site or us due to a number of factors, including:

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

Any failure or significant delay in completing clinical trials for omadacycline for the treatment of UTI would adversely affect our ability to expand regulatory approval of NUZYRA and our commercial prospects and ability to generate product revenue for sales of NUZYRA in such indication will be diminished.

The results of previous clinical trials may not be predictive of future results, and the results of any future clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing which could delay submission of a supplemental NDA, or sNDA, and regulatory approval. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early stage clinical trials does not mean that future larger registration clinical trials will be successful, because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through early stage clinical trials. Product candidates that have shown promising results in early-stage (pre-Phase 3) clinical trials may still suffer significant setbacks in subsequent registration clinical trials.

In addition, the design of a clinical trial can determine whether its results will support approval of a product and/or new indications. and flaws in the design of a clinical trial may not become apparent until the clinical trial is underway, well advanced or completed. Further, if future product candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for them and our business would be harmed. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier stage clinical trials.

Positive results in our randomized Phase 2 and Phase 3 clinical studies of omadacycline in complicated skin and skin structure infections, ABSSSI and CABP, may not be predictive of the results in any other indications, such as omadacycline for the treatment of UTI. In some instances, there can be significant variability in safety and/or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in clinical trial protocols, differences in size, type and geographic distribution of the patient populations, adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. We do not know whether any Phase 2, Phase 3 or other clinical trials we or any of our collaborators may conduct, or have conducted in the past, will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our future product candidates.

Further, our and our partners’ product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. The FDA or other non-U.S. regulatory authorities may disagree with our clinical trial design and our interpretation of data from preclinical studies and clinical trials even when we have Special Protocol Assessment agreements. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial that has the potential to result in FDA or other agencies’ approval. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be supported by the clinical data, or be necessary or desirable for the successful commercialization of our products. If an unforeseen safety issue arises, the FDA always has the option to initiate a REMS or add additional warnings to a product label upon approval.

The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our partners from obtaining approvals for the commercialization of our product candidates.

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other U.S. and non-U.S. regulatory authorities. Regulations differ from country to country, which will require us to expend additional resources in each market for which a separate regulatory approval is required. We are not permitted to market our product candidates outside of the United States until we receive marketing approval from applicable regulatory authorities outside of the United States. Although omadacycline and sarecycline received FDA approval, approval of other indications, including treatment of UTI with omadacycline, is subject to the risks of failure inherent in drug development.

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

Even though NUZYRA and SEYSARA have been approved by the FDA in the United States, they face future post-approval development and regulatory requirements, which may limit how they are manufactured and marketed, and could materially impair our ability to generate revenue.

In October 2018, the FDA approved NUZYRA in the United States for the treatment of adults with CABP and ABSSSI that are proven or strongly suspected to be caused by susceptible bacteria, as well as SEYSARA for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients nine years of age and older. NUZYRA and SEYSARA will be subject to, among other things, ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety, efficacy and other post-market information. As part of the FDA approval for NUZYRA, we are required to conduct post-marketing pediatric studies, including a single dose pharmacokinetic and safety study in children ages eight to seventeen who are receiving antibacterial drug therapy for an infectious disease, an active-controlled safety study in children ages eight to seventeen who have acute bacterial skin and skin structure infections, and an active-controlled safety study in children ages eight to seventeen who have CABP. In addition, we are also required to conduct an active-controlled safety and efficacy study in adults with CABP and a U.S. surveillance study for five years from the date of marketing to determine if resistance to NUZYRA has developed in those organisms specific to the indications in the label.  In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA and other regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. As such, we and our partners and any of our and their respective contract manufacturers will be subject to ongoing review and periodic inspections to assess compliance with cGMPs. Additionally, to the extent we want to make certain changes to the approved products, product labeling, or manufacturing processes, we will need to submit new applications or supplements to FDA and obtain the agency’s approval.

Accordingly, we and others with whom we work will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products, including NUZYRA. We and our partners will also be required to report adverse reactions and production problems, if any, to the FDA and to comply with requirements concerning, among other things, advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from pharmaceutical companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Accordingly, we and our partners will not be able to promote our products for indications or uses for which they are not approved. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. We intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to off-label promotion, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may be subject to criminal and civil liability. If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Additionally, if a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product, us or our partners, including requiring withdrawal of the product from the market. If we or our partners fail to comply with the regulatory requirements of the FDA and other U.S. and non-U.S. regulatory authorities, or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, the FDA or other regulatory authorities could impose significant penalties, such as:

•	issuance of warning letters or untitled letters;
•	imposition of injunctions or civil or criminal penalties;

•	imposition of fines, restitution or disgorgement of profits or revenue;
•	suspension or withdrawal of regulatory approval;
•	restrictions on product distribution or use;
•	imposition of total or partial suspension of production;
•	suspension of any ongoing clinical trials;
•	requirements to conduct post-marketing clinical trials;
•	refusal to approve pending applications or supplements to applications;
•	restrictions on the labeling or marketing of a product;
•	imposition of restrictions on operations, including costly new manufacturing requirements; or
•	seizure or detainment of products or requirements for us or our partners to initiate a product recall.

If we and our partners are not able to maintain regulatory compliance, we may not achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Our products may have undesirable side effects that may require them to be taken off the market or otherwise limit their sales.

Although NUZYRA and SEYSARA have undergone safety testing in humans and in laboratory animals, not all adverse effects of drugs can be predicted or anticipated from these preclinical safety and toxicology studies. Unforeseen side effects from either NUZYRA or SEYSARA could arise after the approved product has been marketed. Many of the most widely used antibiotics are associated with treatment-limiting adverse events, including in some instances, kidney damage, allergic reactions or sudden cardiovascular death due to cardiac arrhythmia. To date, we have conducted more than 20 Phase 1 studies of omadacycline. We have also conducted and completed three Phase 3 clinical studies, which all resulted in omadacycline demonstrating positive efficacy results. The results of future clinical trials may show that NUZYRA or SEYSARA, or any other current or future product candidate, cause undesirable or unacceptable side effects. Furthermore, even though both NUZYRA and SEYSARA have received marketing approval, if we or others later identify undesirable or unacceptable side effects caused by NUZYRA or SEYSARA:

•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;
•	we or our partners may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;
•	we or our partners may be subject to limitations on how we may promote the product;
•	sales of the product may decrease significantly;
•	regulatory authorities may withdraw approvals of an approved product, or otherwise require us or our partners to take our approved product off the market, or impose restrictions on its distribution;
•	we or our partners may be subject to litigation or product liability claims and be held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us, our current partners or our potential future partners from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of our products. Furthermore, once NUZYRA and SEYSARA are commercially available, each may be used in a wider population and in a less rigorously controlled environment than in clinical studies. As a result, regulatory authorities, healthcare practitioners, third-party payors or patients may perceive or conclude that the use of the product is associated with previously unknown serious adverse effects, undermining commercialization efforts.

Coverage and reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, it is less likely that our products will be widely used.

Market acceptance and sales of NUZYRA, SEYSARA and any of our or our partners’ other products will depend on coverage and reimbursement policies. Government authorities and third-party payors, such as private health plans, decide which drugs they will cover and establish reimbursement levels. Coverage and reimbursement may vary among third-party payors. Coverage may not be available, and reimbursement may not be adequate for NUZYRA, SEYSARA or any other products that we or our partners develop and commercialize. Also, coverage and reimbursement policies may reduce the demand for, or the price paid for, our or our partners’ products. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our or our partners’ products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of such products. Therefore, if coverage is not available or reimbursement is limited, we and our partners may not be able to successfully commercialize NUZYRA, SEYSARA or any future approved products, if any.

Third-party payors may limit coverage or impose conditions on coverage.  For example, third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. As another example, third-party payors may require use of alternative therapies or a demonstration that a product is medically necessary for a particular patient before use of a product will be covered.  A decision by a third-party payor not to cover our products could reduce utilization of those products.

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

Outside of the United States, in some countries, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take a significant amount of time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. In some countries, we or our partners may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available products in order to obtain or maintain reimbursement or pricing approval. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, there could be a material adverse effect on our business.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

The United States and several foreign jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our or our partners’ ability to sell approved products profitably. Among policymakers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

The U.S. government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the Healthcare Reform Act and the ongoing efforts to modify or repeal that legislation. The Healthcare Reform Act substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. Other aspects of healthcare reform, such as expanded government enforcement authority could also affect our business. Modifications have been implemented under the Trump Administration and additional modifications or repeal may occur. For instance, tax reform legislation was enacted at the end of 2017 that eliminated the individual health insurance mandate which is expected to increase the number of Americans without comprehensive health insurance. See “Government Regulation - Health Care and Other Reform” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 6, 2018. We cannot predict the ultimate content, timing or effect of any changes to the Healthcare Reform Act or other federal and state reform efforts.

Additional legislative actions to control U.S. healthcare or other costs have passed.  The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2027 unless additional Congressional action is taken.

There is no assurance that federal or state healthcare reform or other legislative and regulatory initiatives will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

In the United States there is increasing scrutiny of drug prices and federal or state reforms could impact our ability to establish what we believe is a fair price for our products, and ultimately diminish our revenue prospects.

Recently, there has been considerable public and government scrutiny in the United States of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been several recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices or price increases. Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our product candidates, if approved for sale and could diminish our ability to establish what we believe is a fair price for our products, ultimately diminishing our revenue for our products.

If we participate in and then fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

With the approval of NUZYRA, we anticipate that we will need to participate in the Medicaid Drug Rebate Program and a number of other federal and state government pricing programs in the Unites States in order to obtain coverage for the product by certain government healthcare programs.  These programs would generally require us to pay rebates or provide discounts to certain private purchasers or government payers in connection with our products when dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently.  We may also have reimbursement obligations or be subject to penalties if we fail to provide timely and accurate information to the government, pay the correct rebates or offer the correct discounted pricing. Changes to the price reporting or rebate requirements of these programs would affect our obligations to pay rebates or offer discounts. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

If we or our partners market products in a manner that violates fraud and abuse and other healthcare laws, or if we or our partners violate government price reporting laws, we or our partners may be subject to administrative civil and/or criminal penalties.

Within the United States, several other types of state and federal healthcare laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. When we or any of our partners market approved products, such as NUZYRA or SEYSARA, some of our or our partners’ business activities could possibly be subject to challenge under one or more of these laws. The laws and regulations that may affect our ability to operate include:

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

•	the FDCA, which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
•

federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

•

the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the federal government for re-disclosure to the public; and

•

state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state laws regulating interactions between pharmaceutical manufactures and healthcare providers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

Efforts to ensure that our and our partners’ business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. With the approval of NUZYRA and SEYSARA, we have become subject to an expanded number of these laws and will need to expend resources to develop and implement policies and processes to promote ongoing compliance.

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

Outside of the United States, foreign laws may also regulate our activities, or those of our collaboration partners.

Europe has enacted a new data privacy regulation, the General Data Protection Regulation, with hefty enforcement penalties, a violation of which could subject us to significant fines.

In May 2018, a new privacy regime, the General Data Protection Regulation, or GDPR, took effect and is binding across all member states of the European Economic Area, or EEA. The GDPR increases our obligations with respect to clinical trials and other activities conducted in the EEA by expanding the definition of personal data to include coded data, and requiring changes to informed consent practices and more detailed notices. In addition, the GDPR increases the scrutiny that individuals or entities should apply to transfers of personal data from the EEA to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global turnover or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with these directives will be a rigorous and time-intensive process that may increase our cost of doing business, and the failure to comply with these laws could subject us to significant fines.

Risks Related to Our Business

We are highly dependent on the commercial success of NUZYRA in the United States and, to a lesser extent, SEYSARA.

Our success is currently dependent on the successful commercialization of NUZYRA in the United States, which is also being developed by Zai in the Zai territory, and, to a lesser extent, SEYSARA, which Almirall has the rights to commercialize in the United States. We are not currently developing, and have no such plans to develop, any other product candidates, other than omadacycline for the treatment of UTIs, plague, anthrax, and other relevant clinical investigations.  We may need additional financing or grants to fund development of any current or future product candidates.

The majority of our time, resources and effort are focused on the commercialization of NUZYRA and our ability to generate product revenues will depend heavily on the successful commercialization of NUZYRA. We have never, as an organization, commercialized a product, and there is no guarantee that we will be able to do so successfully with NUZYRA for its approved indications. Our ability to successfully commercialize NUZYRA will depend on, among other things, our ability to:

•	maintain commercial manufacturing arrangements with third-party manufacturers;
•	produce, through a validated process, sufficient quantities and inventory of NUZYRA to meet demand;
•	build and maintain internal sales, distribution and marketing capabilities sufficient to generate commercial sales of NUZYRA;
•	secure widespread acceptance of our product from physicians, healthcare payors, patients and the medical community;

•	properly price and obtain coverage and adequate reimbursement of NUZYRA by governmental authorities, private health insurers, managed care organizations and other third-party payors;
•	maintain compliance with ongoing FDA labeling, packaging, storage, advertising, promotion, recordkeeping, safety and other post-market requirements;
•	manage our growth and spending as costs and expenses increase due to commercialization; and
•

establish and maintain collaborations with third parties for the commercialization of NUZYRA in countries outside of the United States, such as our existing collaboration with Zai to develop, manufacture and commercialize omadacycline in the Zai territory, and such collaborators’ ability to obtain regulatory and reimbursement approvals in such countries.

There are no guarantees that we will be successful in completing these tasks. In addition, we have begun, and will need to continue investing substantial financial and management resources to build out our commercial infrastructure and to recruit and train sufficient additional qualified marketing, sales and other personnel in support of our sales of NUZYRA.

Sales of NUZYRA and SEYSARA may be slow or limited for a variety of reasons including competing therapies or safety issues. If NUZYRA and SEYSARA are not successful in gaining broad commercial acceptance, our business would be harmed.

Any sales of NUZYRA and SEYSARA will be dependent on several factors including our and our partners’ ability to educate and increase physician awareness of the benefits, safety and cost-effectiveness of NUZYRA and SEYSARA relative to competing therapies. The degree of market acceptance of NUZYRA and SEYSARA among physicians, patients, healthcare payors and the medical community will depend on a number of factors, including:

•	acceptable evidence of safety and efficacy;
•	relative convenience and ease of administration;
•	prevalence and severity of any adverse side effects;
•	availability of alternative treatments;
•	pricing, cost effectiveness and value propositions;
•	effectiveness of our sales and marketing capability and strategies;
•	ability to obtain sufficient third-party coverage and reimbursement;
•	the clinical indications for which NUZYRA and SEYSARA are approved, as well as changes in the standard of care for their targeted indications;
•	the continuing effectiveness of manufacturing and supply chain;
•	warnings and limitations contained in the approved labeling for NUZYRA;
•	warnings and limitations contained in the approved labeling for SEYSARA, including that efficacy of SEYSARA beyond 12 weeks and safety beyond 12 months have not been established
•	safety concerns with similar products marketed by others;
•	the prevalence and severity of any side effects as a result of treatment with NUZYRA and SEYSARA;
•	our ability to comply with FDA post-marketing requirements associated with the FDA approval of NUZYRA, including conducting and completing post-marketing studies; and
•	the actual market-size for NUZYRA and SEYSARA, which may be larger or smaller than expected.

In addition, NUZYRA and SEYSARA will be subject to continual review by the FDA, there can be no assurance that newly discovered or developed safety issues will not arise. With the use of any newly marketed drug by a wider patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself. For example, any safety issues could cause us to suspend or cease marketing NUZYRA, cause us to modify how we market NUZYRA, and may subject us to substantial liabilities and adversely affect our revenues and financial condition. In the event of a withdrawal of NUZYRA from the market, our revenues would decline significantly, and our business would be seriously harmed and could fail. We and our partners additionally may experience significant fluctuations in sales of NUZYRA and SEYSARA from period to period and, ultimately, we may never generate sufficient revenues from NUZYRA and SEYSARA to reach or maintain profitability or sustain our anticipated operations.

We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than our products, our commercial opportunities will be negatively impacted.

The life sciences industry is highly competitive and subject to rapid and significant technological change, including but not limited to with respect to innovations related to diagnostic devices. NUZYRA and SEYSARA will compete with other drugs and therapies that currently exist or are being developed. Products that we may develop in the future are also likely to face competition from other drugs and therapies, some of which we may not currently be aware. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research, development and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds to in-license novel compounds or develop technologies, that could make the product candidates that we develop obsolete or less competitive. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or regulatory approvals or discovering, developing and commercializing competing technologies before we do so for any of our product candidates.

The GAIN Act is intended to provide incentives for the development of new Qualified Infectious Disease Products. These incentives may result in more competition in the market for new antibiotics and may cause pharmaceutical and biotechnology companies with more resources than we have to shift their efforts toward the development of products that could be competitive with our product candidates.

NUZYRA will compete with other antibiotics in the serious bacterial skin infection market. These include, but are not limited to, vancomycin, marketed as a generic by Abbott Laboratories and others; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; daptomycin, marketed as Cubicin by Merck Pharmaceuticals, Inc. and available as a generic; dalbavancin, approved in May 2014 and marketed as Dalvance by Allergan; tedizolid, marketed as Sivextro by Merck Pharmaceuticals, Inc.; Baxdela approved in October 2017 and marketed by Melinta Therapuetics, Inc.; oritavancin, approved in August 2014 and marketed as Orbactiv by Melinta Therapeutics, Inc.; quinupristin/dalfopristin, marketed as Synercid by Pfizer, Inc.; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; telavancin, marketed as Vibativ by Theravance, Inc.; ceftaroline, marketed as Teflaro by Allergan; and the following generics: trimethoprim/sulfamethoxazole, clindamycin minocycline, doxycycline, and tetracycline.  We are also aware of various drugs that are or may eventually be under development for the treatment of serious skin infections, and these include but are not limited to: Iclaprim by Motif Bio and Lefamulin by Nabriva.

NUZYRA will also compete with other antibiotics in the community-acquired pneumonia market. These include, but are not limited to, azithromycin, marketed as Zithromax and Z-PAK by Pfizer Inc. and available as a generic; clarithromycin, marketed as Biaxin by Abbott Laboratories and available as a generic; moxifloxacin, marketed as Avelox by Bayer AG and available as a generic; levofloxacin, marketed as Levaquin by Johnson & Johnson and available as a generic; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; ceftriaxone, marketed as Rocephin by F. Hoffman-La Roche Ltd and available as a generic; and ceftaroline, marketed as Teflaro by Allergan. We are also aware of various drugs that are or may eventually be under development for the treatment of CABP, including, but not limited to, delafloxacin and radezolid, under development by Melinta Therapeutics; GSK2140944, under development by GSK; and lefamulin, under development by Nabriva Therapeutics.

A number of competitors also exist in the UTI indication. If omadacycline is approved by the FDA for the UTI indication, generic potential competitors include, but are not limited to, levofloxacin, ciprofloxacin, trimethoprim/sulfamethoxazole, ceftriaxone and amoxicillin/clavulanic acid. Several branded and generic injectable-only antibiotics are also used in hospitals, including imipenem/cilastatin, piperacillin/tazobactam, and gentamicin. We are also aware of several other new oral antibiotics under development for the treatment of UTI infections.

Finally, SEYSARA will face competition in the acne markets where generic tetracyclines such as doxycycline and minocycline are available in every market around the world. Branded generic versions of tetracycline derivatives are sold by several companies.

Many of our potential competitors have substantially greater financial, technical and human resources than we do, as well as greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than NUZYRA, SEYSARA or any other product candidate we may commercialize and may render NUZYRA, SEYSARA or our other product candidates obsolete or non-competitive before we can recover the expenses of our development and commercialization. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render NUZYRA, SEYSARA or our other product candidates non-competitive or obsolete.

In addition, many universities and private and public research institutes may become active in our target indications. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

We believe that our ability to successfully compete will depend on, among other things:

•

the efficacy, safety and reliability of NUZYRA, SEYSARA and our and our partners’ other product candidates, including as relative to marketed products and product candidates in development by third parties;

•	our and our partners’ ability to reliably manufacture any of our formulations;
•	the speed at which we and our partners develop future product candidates;
•

our and our partners’ ability to commercialize and market, or find partners to help or exclusively commercialize and market, NUZYRA, SEYSARA or any future product candidates that receive regulatory approval;

•

our and our partners’ ability to design and successfully execute appropriate clinical trials, as well as the results of such clinical trials, including our two Phase 2 registration clinical trials for omadacycline-one in cystitis, a common uncomplicated UTI, and one in acute pyelonephritis, a common complicated UTI;

•	our and our partners’ ability to recruit and enroll patients for our and our partners’ clinical trials;
•	our and our partners’ ability to maintain a productive relationship with regulatory authorities;
•	the timing and scope of regulatory approvals;
•	the effectiveness of our, our current partners’ or any future partners’ marketing and sales capabilities;
•	the price of our products, including in comparison to branded or generic competitors;
•	coverage and adequate levels of reimbursement under private and governmental health insurance plans, including Medicare;
•	our and our partners’ ability to protect and maintain intellectual property rights related to NUZYRA, SEYSARA and any of our or their other product candidates;
•	our and our partners’ ability to manage our growth and spending as costs and expenses increase due to commercialization of NUZYRA and SEYSARA;
•

our and our partners’ ability to maintain compliance with ongoing FDA labeling, packaging, storage, advertising, promotion, recordkeeping, safety and other post-market requirements, including required post-marketing studies;

•	our and our partners’ ability to manufacture and sell commercial quantities at a reasonable cost of NUZYRA and SEYSARA; and
•	acceptance of NUZYRA and SEYSARA by physicians and other healthcare providers.

In addition, the biopharmaceutical industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.

Furthermore, price competition may inhibit the acceptance of our products, physicians may be reluctant to switch from existing products to our products, physicians may switch to other newly approved drug products, or physicians may choose to reserve our products for use in limited circumstances.

We rely and will continue to rely on outsourcing arrangements for manufacturing of NUZYRA and any future product candidates. Reliance on third- party manufacturers could impair the commercialization of NUZYRA or delay approval of any future product candidates.

We do not currently own or operate manufacturing facilities for the production of NUZYRA or any other product candidate, nor do we currently intend to manufacture NUZYRA or any other pharmaceutical products that we may plan to sell in the future. We currently depend on third-party contract manufacturers for the supply of the active pharmaceutical ingredients for NUZYRA. We have entered into certain long-term manufacturing and supply agreements. These include (i) a manufacturing and services agreement with CIPAN for the supply of starting materials for our supply of omadacycline and crude omadacycline, (ii) an outsourcing agreement with Carbogen for the supply of active pharmaceutical ingredient for our omadacycline products, (iii) a manufacturing and services agreement with Almac for the supply of omadacycline oral solid dosage tablets, (iv) a manufacturing and services agreement with Patheon under which Patheon will manufacture, package and supply to us, omadacycline in injectable form and (v) a third party logistics provider agreement with ICS (Amerisource Bergan co.) under which ICS will perform distribution and logistics services. We are currently in discussions with other third-party manufacturers and may enter into additional long-term supply agreements with them. We may not be able to reach agreement with some of these contract manufacturers, or to identify and reach arrangement on satisfactory terms with other contract manufacturers, to manufacture NUZYRA or any future product candidates. Additionally, we anticipate that the facilities used by any contract manufacturer to manufacture NUZYRA or any future product candidates will be the subject of inspections by regulatory agencies before the FDA and other regulatory authorities that approve an NDA or marketing authorization for the product candidate manufactured at that facility. We will depend on these third-party manufacturing partners for compliance with the FDA’s manufacturing requirements for finished products. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA and other regulatory authorities’ cGMP requirements, our future product candidates may not be approved or, in the case of NUZYRA, may be subject to delays in release and/or product recalls. While third-party manufacturers of NUZYRA have previously passed FDA and other regulatory agency inspections, we cannot provide assurance that they will pass such inspections in the future.

Furthermore, any interruption of the development or operation of the manufacturing facilities due to, among other reasons, events such as order delays for equipment or materials, equipment malfunction, quality control and quality assurance issues, regulatory delays and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of a facility or business or failure or damage to a facility by natural disasters, could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available NUZYRA, other product candidates or materials.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products and product candidates ourselves, including:

•	the possibility of a breach of the manufacturing agreements by the third parties because of factors beyond our control;
•	the possibility of termination or nonrenewal of the agreements by the third parties before we are able to arrange for a qualified replacement third-party manufacturer;
•	the possibility that third parties are unable to manufacture NUZYRA consistently in commercial quantities, at acceptable costs on expected timelines;
•	the possibility that we may not be able to maintain or secure manufacturers or manufacturing capacity in a timely manner and on satisfactory terms in order to meet our manufacturing needs; and
•

the possibility that the third parties may not be able to respond adequately to unexpected changes in demand forecasts that may result in either lost revenue or excessive inventory with decreasing shelf-life.

Any of these factors could cause the delay of commercialization of NUZYRA, delay the development and approval of any future product candidates, or cause us to incur higher costs or prevent us from commercializing NUZYRA and any future product candidates successfully. Furthermore, if contract manufacturers fail to continuously meet FDA compliance standards or fail to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our products and could lose potential revenue. It may take one or more years to establish an alternative source of supply and to have any such new source approved by the FDA or any other relevant regulatory authorities.

Our current and anticipated future dependence upon others for the manufacture of NUZYRA and any future product candidates may adversely affect our future profit margins and our ability to commercialize on a timely and competitive basis NUZYRA or any future product candidates that receive marketing approval.

If the FDA or other applicable regulatory authorities approve generic products that compete with NUZYRA, SEYSARA or any of our or our partners’ product candidates, or if existing generic antibiotics are viewed as being equally effective to NUZYRA, SEYSARA or any of our or our partners’ product candidates, the sales of NUZYRA, SEYSARA or, if approved, such product candidates would be adversely affected.

Once an NDA or marketing authorization application outside of the United States is approved, the product covered thereby becomes a “listed drug” that can, in turn, be cited by potential competitors in support of approval of an Abbreviated New Drug Application, or ANDA, in the United States. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non- infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes in the United States and in nearly every pharmaceutical market around the world. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use, or labeling, as our product candidate and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as our product candidate. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product is typically lost to the generic product. Accordingly, competition from generic equivalents to ours or any of our partners’ future products, if any, would materially adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in our or any of our partners’ products, including NUZYRA and SEYSARA. For example, vancomycin has been available in generic form for many years, and Zyvox (linezolid) is now available in generic form. We cannot yet ascertain what impact these generic products and any future approved generic products will have on any sales of NUZYRA, SEYSARA or, if approved, any of our or our partners’ product candidates.

The success of our business may be dependent on the actions of our collaborative partners.

An element of our business and funding strategy is to enter into collaborative arrangements with established pharmaceutical and biotechnology companies who will finance or otherwise assist in the development, manufacture and marketing of products incorporating our technology, and who also provide us with funding in the form of milestone payments for progress in clinical development or regulatory approval. For example, we exclusively licensed rights to sarecycline for the treatment of acne in the United States to Allergan, who assigned such rights to Almirall, and Almirall is responsible for all clinical development, registration and commercialization in the United States of sarecycline for the treatment of acne. In addition, Almirall has an exclusive license to develop and commercialize sarecycline for the treatment of rosacea in the United States, which converted to a non-exclusive license in December 2014 after Allergan did not exercise its development option with respect to rosacea. There are currently no clinical trials in rosacea underway. In April 2017, Paratek Bermuda Ltd., a wholly-owned subsidiary of Paratek Pharmaceuticals, Inc., entered into the Zai Collaboration Agreement, pursuant to which we granted Zai an exclusive license to develop, manufacture and commercialize omadacycline in the Zai territory for all human therapeutic and preventative uses other than biodefense. Zai is responsible for the development, manufacturing and commercialization of the licensed product in the Zai territory, at its sole cost with certain assistance from Paratek Bermuda Ltd.

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
•

a delay in the development timeline for omadacycline in the Zai territory would result in a potential loss of milestone payments and future royalties (if any) from the partnership under the Zai Collaboration Agreement; and

•

if the rights to sarecycline in the United States are returned to us by Almirall, or the rights to omadacycline in the Zai territory returned to us by Zai, we will need to establish a new development and commercialization partnership to further sarecycline in the United States or omadacycline in the Zai territory. There can be no assurance that we would be able to find such a partner.

If we are not able to establish and sustain additional partnerships, we may have to alter our commercialization and development plans, which could harm our business.

We anticipate that we will require additional funding to support commercialization of NUZYRA and to continue the development of any other product candidates. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates, as we have done with Allergan for sarecycline in the United States (who assigned its rights to Almirall) and Zai for omadacycline in the Zai territory.

We face significant competition in seeking appropriate collaborators. Whether or not we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside of the United States, the potential market for the product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the patent position protecting the product candidate, the potential of competing products, the need to seek licenses or sub-licenses to third-party intellectual property and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies and whether collaboration on an alternative product could be more attractive than a collaboration with us. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

Further, even if we are able to enter into collaborations, we must be able to sustain a mutually beneficial working relationship with our collaborators in order to achieve the intended benefits of those collaborations. In the past, certain of our collaborators, including Novartis, have terminated their partnering relationships with us due to delays and uncertainties in connection with the FDA regulatory pathway for approval of omadacycline for the ABSSSI and CABP indications. This past history may affect our ability to attract and enter into collaboration arrangements with future partners or collaborators.

We are currently building our sales and distribution infrastructure. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing NUZYRA or any other product candidates.

While we have entered into an arrangement with a third party to provide a contract field sales force, we currently are building the sales force and distribution capabilities within our organization. We are in the process of establishing a sales and marketing organization with technical expertise and supporting distribution capabilities to successfully commercialize NUZYRA, or to outsource this function to a third party. Both of these options can be expensive and time consuming. In addition, we may not be able to hire a sales force in the United States that is large enough or has adequate expertise in the medical markets that we intend to target. Any failure or delay in the development of our sales, marketing and distribution capabilities would adversely impact the commercialization of NUZYRA.

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

The Company has limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties.

We have hired a commercial team and we are in process of establishing the organizational infrastructure we believe we need for a successful commercial launch of NUZYRA. We will need to commit significant time and financial and managerial resources to maintain and further develop our marketing and sales force to ensure they have the technical expertise required to address any challenges we may face with the commercialization of NUZYRA.

Factors that may inhibit our efforts to maintain and develop our commercialization capabilities include:

•	an inability to retain an adequate number of effective commercial personnel in the medical markets we intend to target;
•

an inability to train sales personnel, who may have limited experience with our company or NUZYRA, to deliver a consistent message regarding NUZYRA and be effective in convincing physicians to prescribe NUZYRA;

•	a lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
•

an inability to equip sales personnel with effective materials, including medical and sales literature to help them educate physicians and our healthcare providers regarding NUZYRA and its proper administration; and

•	unforeseen costs and expenses associated with maintaining and further developing an independent sales and marketing organization.

If we are not successful in establishing and maintaining an effective sales and marketing infrastructure, we will have difficulty commercializing NUZYRA and our future product revenue will suffer, which would adversely affect our business and financial condition.

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing NUZYRA.

If we are unable to establish and maintain our agreements with third parties to distribute NUZYRA to patients, our results of operations and business could be adversely affected.

We will rely on third parties to commercially distribute NUZYRA to patients. We have contracted with a third-party logistics company to warehouse NUZYRA and to process and ship customer orders, and are negotiating contracts with specialty pharmacies and specialty distributors to sell and distribute NUZYRA. The specialty pharmacies sell NUZYRA directly to patients and provide patient education and ongoing management. The specialty distributors sell NUZYRA to hospitals and other large buying institutions. We have also contracted with a third-party patient services hub to help us with some or all of the following: benefits investigation and reimbursement adjudication support, patient assistance programs and ongoing compliance support. This distribution network will require significant coordination with our sales and marketing and finance organizations. In addition, failure to coordinate financial systems could negatively impact our ability to accurately report product revenue from NUZYRA. If we are unable to effectively manage the distribution process, the commercial launch and sales of NUZYRA, as well as any future products we may commercialize, sales could be delayed or severely compromised and our results of operations may be harmed.

In addition, the use of specialty pharmacies, specialty distributors and a third party patient services hub involves certain risks, including, but not limited to, risks that these organizations will:

•

not provide us with accurate or timely information regarding their inventories, the number of patients who are using NUZYRA or serious adverse reactions, events and/or product complaints regarding NUZYRA;

•	not effectively sell or support NUZYRA, or communicate publicly concerning NUZYRA in a manner that is contrary to FDA rules and regulations;
•	reduce or discontinue their efforts to sell or support NUZYRA;
•	not devote the resources necessary to sell NUZYRA in the volumes and within the time frame we expect;
•	be unable to satisfy financial obligations to us or others; or
•	cease operations.

Any such events may result in decreased product sales and lower product revenue, which would harm our results of operations and business. Additionally, the provision of patient support services, although fairly typical in the pharmaceutical industry, can be subject to challenge under fraud and abuse or FDA laws if not structured appropriately.

Independent clinical investigators and CROs that we engage to conduct our clinical trials may not devote sufficient time or attention to our and our partners’ clinical trials or be able to repeat their past success.

We expect to depend on independent clinical investigators and CROs to participate in and conduct our clinical trials, including our ongoing Phase 2 studies in UTI. CROs may also assist us and our partners in the collection and analysis of data. There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our or our partners’ development programs. These investigators and CROs will not be our employees, and we will not be able to control, other than by contract, the amount of resources, including time, that they devote to our product candidates and clinical trials. If independent investigators fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we and our partners develop. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Further, the FDA requires that we and our partners comply with standards, commonly referred to as current Good Clinical Practices, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, safety, integrity and confidentiality of clinical trial subjects are protected. Failure of clinical investigators or CROs to meet their obligations to us or comply with current Good Clinical Practices could adversely affect the clinical development of our product candidates and harm our business.

If NUZYRA or SEYSARA do not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, our revenue generated from their sales will be limited.

The commercial success of NUZYRA and SEYSARA will depend upon their level of market acceptance among physicians, patients and the medical community. The degree of market acceptance of NUZYRA and SEYSARA will depend on a number of factors, including:

•	limitations or warnings contained in the product’s FDA or foreign regulatory approved labeling;
•	changes in the standard of care for the targeted indications for any of our products;
•	limitations in the approved clinical indications for our products;

•	demonstrated clinical safety and efficacy compared to other products;
•	lack of significant adverse side effects;
•	sales, marketing, reimbursement and distribution support;
•	availability of coverage and adequate reimbursement from governmental or private third-party payors, such as Medicare or managed care plans;
•

the extent to which government or third-party payors implement utilization management techniques, such as unreasonably high copayment formulary tiers, prior authorization or quantity limits for our product(s), or even refuse to provide reimbursement for the products;

•	timing of market introduction and perceived effectiveness of competitive products;
•	the degree of cost-effectiveness and value of our products;
•	availability of alternative therapies at similar or lower cost, including generics and over-the-counter products;
•	the extent to which the product is approved for inclusion on formularies of hospitals, and third-party payors, including managed care organizations;
•	whether the product is designated under physician treatment guidelines as a therapy for particular infections;
•	whether the product is designated under national treatment or formulary guidelines;
•	adverse publicity about our products or favorable publicity about competitive products;
•	convenience and ease of administration of our products; and
•	potential product liability claims.

Although we believe our clinical studies demonstrate that NUZYRA and SEYSARA represent clinically meaningful and efficacious options for patients and physicians, it is possible that as we receive data from additional clinical trials or in a post-market setting from physician and patient experiences with the commercial products that do not continue to support such interpretations. It is also possible that the FDA, physicians and third-party payors will not agree with our interpretation of our existing and future clinical trial data. If we are unable to demonstrate the value of NUZYRA and SEYSARA based on our data, our opportunity for these products to maintain premium pricing and be commercialized successfully would be adversely affected. If NUZYRA or SEYSARA do not achieve an adequate level of acceptance by physicians, patients and the medical community, we and our partners may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of NUZYRA, SEYSARA or our product candidates may require significant resources and may never be successful.

Even though NUZYRA and SEYSARA have been approved for marketing in the United States, we or our partners may never obtain approval of or commercialize NUZYRA or SEYSARA outside of the United States, which would limit our ability to realize their full market potential.

In October 2018, the FDA approved NUZYRA in the United States for the treatment of adults with CABP and ABSSSI that are proven or strongly suspected to be caused by susceptible bacteria. We have global commercial rights to omadacycline, except that we have entered into a collaboration with Zai to develop, manufacture and commercialize omadacycline in the Zai territory. In October 2018, the FDA also approved SEYSARA for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients nine years of age and older. In the United States, Almirall has the rights to commercialize SEYSARA, whereas we retain all ex-U.S. rights to sarecycline. In the future, we, or our partners, may seek to commercialize omadacycline or sarecycline in countries outside of the United States.

In order to market products outside of the United States, we and our partners must comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the United States. For example, we are seeking approval of omadacycline in Europe for the treatment of CABP and ABSSSI, and on October 4, 2018, we announced the acceptance of our submission to European Medicines Agency of the Marketing Authorization Application (MAA) for omadacycline.

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

Regulatory approval in one jurisdiction does not ensure regulatory approval in another, but failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory process in others. Failure to obtain regulatory approvals in other jurisdictions or any delay or setback in obtaining such approvals could adversely affect our business and financial condition.

Bacteria might develop resistance to any of our antibiotic product candidates, which would decrease the efficacy and commercial viability of those product candidates.

Antibiotic resistance is primarily caused by the genetic mutation of bacteria resulting from suboptimal exposure to antibiotics where the drug does not eradicate all of the bacteria. While antibiotics have been developed to treat many of the most common infections, the extent and duration of their use worldwide has resulted in new mutated strains of bacteria resistant to current treatments. NUZYRA has been developed to treat patients infected with drug-resistant bacteria. If physicians, rightly or wrongly, associate the resistance issues of older generations of tetracyclines with NUZYRA, physicians might not prescribe NUZYRA for treating a broad range of infections. In addition, bacteria might develop resistance to NUZYRA if such bacteria are improperly dosed or treated repeatedly with NUZYRA over multiple years, causing the efficacy of NUZYRA to decline, which would negatively affect our potential to generate revenue from NUZYRA.

Our business and operations would suffer in the event of computer system failures.

Despite the implementation of security measures, our internal computer systems, and those of our CROs, our partners and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. In addition, our systems safeguard important confidential personal data regarding our subjects. If a computer failure were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the commercialization of NUZYRA and development other product candidates could be delayed.

If any product liability lawsuits are successfully brought against us or any of our collaborative partners, we may incur substantial liabilities and may be required to limit commercialization of our products, including NUZYRA and SEYSARA.

We face an inherent risk of product liability lawsuits related to the testing of our products in seriously ill patients and will face an even greater risk from any sales of NUZYRA and SEYSARA. Product liability claims may be brought against us or our partners by participants enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling any of our products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for NUZYRA or SEYSARA;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	termination of clinical trial sites or entire clinical trial programs;
•	significant litigation costs;
•	substantial monetary awards to or costly settlements with patients or other claimants;
•	product recalls or a change in the indications for which they may be used;
•	loss of revenue;
•	diversion of management and scientific resources from our business operations; and
•	the inability of us or our partners to successfully commercialize our products.

With the approval of NUZYRA and SEYSARA for commercial sale, we are highly dependent upon consumer perceptions of us and the safety and quality of our products. We could be adversely affected if we are subject to negative publicity. We could also be adversely affected if any of our products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to patients. Also, because of our dependence upon consumer perceptions, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our products or any similar products distributed by other companies could have a material adverse impact on our results of operations.

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

If we fail to attract and retain key management and scientific personnel, we may be unable to successfully commercialize NUZYRA or develop our other product candidates.

Our industry has experienced a high rate of turnover of management personnel in recent years. We are to a certain extent dependent on the members of our senior management team for our business success. The employment agreements with our senior management team can be terminated by us or them at any time, with notice. The departure of any of our executive officers could result in a significant loss in the knowledge and experience that we, as an organization, possesses and could cause significant delays, or outright failure, in the execution of our strategies, the successful commercialization of NUZYRA, and the development of our other product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, development and clinical personnel. We may not be able to attract or retain such qualified personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly our development objectives and timelines, the success of our commercialization efforts, our ability to raise additional capital and our ability to implement our business strategy.

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

As of September 30, 2018, we had 96 full-time employees. With the FDA approval of NUZYRA, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations that may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to successfully commercialize NUZYRA, develop our other product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

Our and our partners’ business may become subject to economic, political, regulatory and other risks associated with international operations.

Our business is subject to risks associated with conducting business internationally, in part due to a number of our suppliers and collaborative and clinical trial relationships being located outside of the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

Our research and development involves the use of potentially hazardous materials and chemicals. Our operations may have produced hazardous waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by local, state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. We are also subject to numerous environmental, health and workplace safety laws and regulations and fire and building codes, including those governing laboratory procedures, exposure to blood-borne pathogens, use and storage of flammable agents and the handling of biohazardous materials. Although we have always maintained workers’ compensation insurance as prescribed by the Commonwealths of Massachusetts and Pennsylvania to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and enforce patent protection for products, our product candidates and related technology, our business could be materially harmed.

Issued patents may be challenged, invalidated or circumvented. In addition, court decisions may introduce uncertainty in the enforceability or scope of patents owned by pharmaceutical companies. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not allow us to protect our inventions with patents to the same extent as do the laws of the United States. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, or may not be the first to make the inventions claimed in issued patents or pending patent applications, or may not be the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. If such inventions or related inventions are successfully patented by others, we may be required to obtain licenses under third-party patents to market our product candidates, as described in greater detail below. Therefore, enforceability and scope of our patents in the United States and in foreign countries cannot be predicted with certainty, and, as a result, any patents that we own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives, or may not survive legal or administrative challenges by competitors.

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

The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the U.S. Patent and Trademark Office, or USPTO, and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. The laws of some foreign countries do not protect proprietary information to the same extent as do the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries. Outside of the United States, patent protection must be sought in individual jurisdictions, further adding to the cost and uncertainty of obtaining adequate patent protection outside of the United States. Accordingly, additional patents protecting our technology may not issue in the United States or in foreign jurisdictions, and any patents that do issue may not have claims of adequate scope to provide competitive advantage. Moreover, third parties may be able to successfully obtain claims and such claims may be broad. The allowance of broader claims may increase the incidence and cost of patent interference proceedings, opposition proceedings and/or reexamination proceedings, the risk of infringement litigation and the vulnerability of the claims to challenge. On the other hand, the allowance of narrower claims does not eliminate the potential for adversarial proceedings and may fail to provide a competitive advantage. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage. Moreover, even after they have issued, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited or expire prior to the commercialization of our product candidates, other companies may be better able to develop products that compete with our products which could adversely affect our competitive business position, business prospects and financial condition. The following are examples of litigation and other adversarial proceedings or disputes that we could become a party to involving our patents or patents licensed to us:

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
•

the USPTO may initiate an interference between patents or patent applications owned by or licensed to us and those of our competitors, requiring us or our collaborators to participate in an interference proceeding to determine the priority of invention, which could jeopardize our patent rights; or

•

third parties may submit ANDAs to the FDA seeking approval to market generic versions of our approved or future approved products prior to expiration of relevant patents owned by or licensed to us, requiring us to defend our patents, including by filing lawsuits alleging patent infringement.

These lawsuits and proceedings would be costly and could adversely affect our results of operations and divert the attention of our managerial and scientific personnel. A court or administrative body may decide that our patents are invalid or not infringed by a third party’s product or activity or that the scope of certain issued claims must be further limited. An adverse outcome in a litigation or proceeding involving our own patents could limit our ability to assert our patents against these or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. An adverse outcome in a dispute involving inventorship or ownership of our patents could, for example, subject us to additional royalty obligations and expand the number of product candidates that are subject to the royalty and other obligations of our license agreement with Tufts.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to develop a platform that is similar to, or better than, ours in a way that is not covered by the claims of our patents;
•	others may be able to make compounds that are similar to our products or product candidates but that are not covered by the claims of our patents;
•	we might not have been the first to make the inventions covered by our pending patent applications;
•	we might not have been the first to file patent applications for these inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies;
•	we may be unable to effectively protect our trade secrets;
•	any patents that we obtain may not provide us with any competitive advantages or may ultimately be found invalid or unenforceable;
•	we may not develop additional proprietary technologies that are patentable; or
•	the patents of others may have an adverse effect on our business.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

Our and our partners’ success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to manufacture, use, sell, offer for sale or import our products or impair our competitive position. Patent applications that we believe we do not infringe, but that we may ultimately be found to infringe, could be issued to third parties. In addition, to the extent that a third party develops new technology that covers our products or product candidates, we and our partners may be required to obtain licenses to that technology, which licenses may not be available or may not be available on commercially reasonable terms. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing product candidates using our technology. Our failure to obtain a license to any technology that we require may materially harm our business, financial condition and results of operations. Moreover, our or our partners’ failure to maintain a license to any technology that we requires may also materially harm our business, financial condition and results of operations. Furthermore, we would be exposed to a threat of litigation.

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

•

if third parties initiate litigation claiming that our processes, products or use of products infringe their patent or other intellectual property rights, we and our collaborators will need to defend against such proceedings;

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

These lawsuits would be costly and could affect our results of operations and divert the attention of our managerial and scientific personnel. There is a risk that a court would decide that we or our partners are infringing the third party’s patents and would order us or our collaborators to stop the activities covered by the patents. In that event, we or our partners may not have a viable alternative to the technology protected by the patent and may need to halt work on the affected product or product candidate. In addition, there is a risk that a court will order us or our partners to pay the other party damages. An adverse outcome in any litigation or other proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. Any of these outcomes could have a material adverse effect on our business.

The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not develop or obtain non-infringing technology, fail to defend an infringement action successfully or has infringed patents declared invalid, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling our products.

The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time and financial resources. There are inherent risks and uncertainties associated with any litigation, including those involving intellectual property, which litigation and risks can be costly in of itself or create an environment making it challenging to raise additional capital.

If we or our partners fail to comply with our obligations under our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are currently party to an intellectual property license agreement with Tufts. The license agreement imposes, and we expect that future license agreements may impose, various diligence, milestone payment, royalty, insurance and other obligations on us. For example, we are required to use our best efforts to effect introduction of licensed products under the agreement into the United States commercial market. If we fail to comply with our obligations under the license, Tufts may have the right to terminate the license agreement, in which event we might not be able to market any product that is covered by the agreement, such as NUZYRA. Termination of the license agreement or reduction or elimination of our licensed rights may result in us having to negotiate a new or reinstated license with less favorable terms. If Tufts were to terminate its license agreement with us for any reason, our business could be materially harmed. In the event that we are unable to maintain the Tufts license, we may lose the ability to exclude third parties from offering substantially identical products for sale and may even risk the threat of a patent infringement lawsuit from our former licensor based on our continued use of its intellectual property. Either of these events could adversely affect our competitive business position and harm our business.

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

Based on the FDA marketing approval of our products, one or more of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process, with the condition that this five year extension does not extend the patent for more than fourteen years from the approval date. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than our request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product may not extend beyond the current patent expiration dates and our competitors may obtain approval to market competing products sooner. As a result, our revenue could be reduced, possibly materially.

Risks Related to the Notes

Servicing our debt, including the Notes, requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to regulatory, economic, financial, competitive and other factors beyond our control. We are a biopharmaceutical company that has not yet generated any revenue or profit from product sales. We expect to continue to incur losses as we prepare to commercialize NUZYRA and add infrastructure and personnel to support our product development efforts and operations. Accordingly, our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Risks Related to Our Common Stock

The trading price of our common stock is volatile.

The trading price of our common stock could be subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the trading price of our common stock to fluctuate include:

•	the commercial performance of NUZYRA and SEYSARA;
•	our ability to maintain and expand regulatory approval for NUZYRA;
•	issues in manufacturing NUZYRA;
•	the results of our current and any future clinical trials of NUZYRA or our product candidates;
•	the entry into, or termination of, key agreements, including key commercial partner agreements;
•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to the antibiotics market, including with respect to other products and potential products in such market;
•	the introduction of technological innovations or new therapies that compete with our products;
•	the loss of key employees;
•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
•	general and industry-specific economic conditions that may affect our research and development expenditures;
•	changes in the structure of healthcare payment systems; and
•	period-to-period fluctuations in our financial results, including, in particular, our use of cash in operations.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2018, approximately 3.0 million shares of common stock are held by our directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act. In addition, approximately 5.7 million shares of common stock that are subject to outstanding options and restricted stock units as of September 30, 2018 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rule 144 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our common stock. As of September 30, 2018, we had research coverage by 12 securities analysts. If the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research regarding us or our business model, technology or stock performance, the trading price of our common stock would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of the trading price of our common stock.

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

Item 6.	Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock	Form 8-K	001-36066	3.1	July 24, 2015

3.4	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	October 5, 2015

4.3	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	December 13, 2016

4.4	Warrant Agreement, dated as of June 27, 2017 issued to Hercules Capital, Inc.	Form 8-K	001-36066	4.1	June 29, 2017

4.5	Warrant Agreement, dated as of August 1, 2018 issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.5	August 2, 2018

4.6	Warrant, dated as of April 7, 2014 issued to HBM Healthcare Investments (Cayman) Ltd.	Form 10-K	001-36066	10.22	April 2, 2015

4.7	Warrant, dated as of April 18, 2014 issued to K/S Danish BioVenture.	Form 10-K	001-36066	10.23	April 2, 2015

4.8	Warrant, dated as of April 7, 2014 issued to Omega Fund III, L.P.	Form 10-K	001-36066	10.24	April 2, 2015

10.1	Revenue Performance Incentive Plan	Form 8-K	001-36066	10.1	October 4, 2018

10.2	Form of Award Agreement under the Revenue Performance Incentive Plan	Form 8-K	001-36066	10.2	October 4, 2018

10.3	2017 Inducement Plan, as amended	Form 8-K	001-36066	10.1	October 18, 2018

10.4*	2018 Employee Stock Purchase Plan, as amended

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of November 2018.

Paratek Pharmaceuticals, Inc.

By:	/s/ Michael F. Bigham
Michael F. Bigham
Chairman and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Douglas W. Pagán
Douglas W. Pagán
Chief Financial Officer (Principal Financial and Accounting Officer)