Form 10-K
period 2018-12-31
Paratek Pharmaceuticals, Inc.
filed 2019-03-06
CIK 1178711

cB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐.

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2018, the last business day of the registrant’s second fiscal quarter was: $293,668,914.

As of February 28, 2019, there were 32,415,977 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2018 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. Paratek Pharmaceuticals, Inc. intends that such statements be protected by the safe harbor created thereby. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	our intention to market NUZYRA™ as an empiric monotherapy that will be commercialized worldwide for the treatment of serious, community-acquired bacterial infections;
•	our ability to successfully market, commercialize and achieve market acceptance for NUZYRA;
•	the therapeutic and commercial potential of NUZYRA and SEYSARA™;
•	proposed new products or developments, including additional indications for NUZYRA;
•	our expectations regarding the potential benefits of the licensing, collaboration, partnership and other strategic arrangements and transactions we have entered into and may enter into in the future;
•	our ability to establish and maintain potential new collaborative, partnering or other strategic arrangements for commercialization of our products and the development of our product candidates;
•	our plans to pursue expansion of omadacycline to additional markets through collaboration or distribution arrangements;
•	the timing, scope and anticipated initiation, enrollment and completion of our ongoing and planned clinical trials and any other future clinical trials that we or our development partners may conduct;
•

the anticipated progress of our clinical programs, such as our Phase 2 program evaluating omadacycline for the treatment of urinary tract infections, including whether our ongoing clinical trials will achieve clinically relevant results;

•	the timing of regulatory discussions and submissions, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
•	our ability to obtain, maintain and expand U.S. Food and Drug Administration, or FDA, and non-U.S. regulatory approvals of our products and product candidates;
•	our ability to timely secure supply and manufacture conforming products;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	the plans, strategies and objectives of management for future operations;
•	future economic conditions or performance;
•	our expectations regarding the continued growth of our business operations due, in part, to the commercialization of NUZYRA;
•	our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing, and our ability to obtain additional financing; and
•	our projected financial performance.

ii

Forward-looking statements are neither historical facts nor assurances of future performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, time frames or achievements to be materially different from the information set forth in these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. We discuss many of these risks in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Any of the events anticipated by the forward-looking statements may not occur or, if any of them do, the impact they will have on our business, results of operations and financial condition is uncertain. We hereby qualify all of our forward-looking statements by these cautionary statements.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PARATEK PHARMACEUTICALS™, PARATEK™ and NUZYRA™ are trademarks of Paratek Pharmaceuticals, Inc. SEYSARA™ is a U.S. trademark of Almirall, LLC. and a trademark of Paratek in foreign jurisdictions. Other trademarks referred to in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, we only use the ™ symbol the first time any trademark is mentioned.

All references to “Paratek,” “we,” “us,” “our” or the “Company” in this Annual Report on Form 10-K mean Paratek Pharmaceuticals, Inc. and its subsidiaries.

iii

PART I

Item 1.	Business

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics. We have used our expertise in biology and tetracycline chemistry to create chemically diverse and biologically distinct small molecules derived from the minocycline core structure. Our United States Food and Drug Administration, or FDA, approved commercial product, NUZYRATM (omadacycline) is a once-daily oral and intravenous antibiotic for the treatment of adult patients with community-acquired bacterial pneumonia, or CABP, and acute skin and skin structure infections, or ABSSSI, caused by susceptible pathogens. Paratek is also studying NUZYRA for the treatment of urinary tract infections, or UTI. SEYSARA™ (sarecycline) is an FDA-approved product with respect to which we have exclusively licensed in the United States certain rights to Almirall, LLC, or Almirall. SEYSARA is currently being marketed by Almirall in the United States, or U.S., as a new once-daily oral therapy for the treatment of moderate to severe acne vulgaris. Paratek retains development and commercialization rights with respect to sarecycline in the rest of the world.

NUZYRA

We believe that NUZYRA has the potential to become the primary choice of physicians for use as a broad-spectrum monotherapy antibiotic for ABSSSI, CABP, UTI and other serious community-acquired bacterial infections, where resistance is of concern.  We believe NUZYRA will be used in the emergency room, hospital and community care settings. We have designed NUZYRA to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad-spectrum antibacterial activity, oral and IV formulations with once-daily dosing, no dosing adjustments for patients on concomitant medications and a generally safe and well tolerated profile.

To date, we have conducted more than 20 Phase 1 studies of omadacycline to characterize the effects of the drug on humans, including how it is absorbed, metabolized, and excreted. These Phase 1 studies also included evaluation in special populations like hepatic and renal failure patients. We have also conducted three successful Phase 3 clinical studies. Our first two Phase 3 clinical studies were for the treatment of ABSSSI (OASIS-1) and CABP (OPTIC). Both studies utilized initiation of IV therapy with transitions to oral-based treatment on clinical response. Our third Phase 3 clinical study (OASIS-2) was an oral-only administration of omadacycline in ABSSSI compared to oral-only linezolid. All three Phase 3 clinical studies resulted in omadacycline demonstrating positive efficacy results and a generally safe and well tolerated profile.  These data formed the basis of approval for NUZYRA in the United States.  In October 2018, we also submitted these data in the Market Authorization Applications, or MAA, submission to the European Medicines Agency, or the EMA.

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

Based on the body of evidence and the activity of omadacycline against UTI pathogens, we initiated two Phase 2 clinical studies evaluating omadacycline for the treatment of UTI. The first study was initiated in December 2017 to evaluate the efficacy, safety, tolerability and pharmacokinetics of omadacycline in female patients with cystitis, a common uncomplicated UTI. The second study was initiated in November 2018 to evaluate the efficacy, safety, tolerability and pharmacokinetics of omadacycline in patients with acute pyelonephritis, a common complicated UTI. The results of the Phase 2 UTI program are expected in the second half of 2019.

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

Sarecycline

Sarecycline, also known as SEYSARA in the United States, is a new, once-daily, tetracycline-derived compound designed for use in the treatment of acne and rosacea. We believe that, based upon the data generated to-date, sarecycline possesses favorable anti-inflammatory activity, narrow-spectrum antibacterial activity relative to other tetracycline-derived molecules, oral bioavailability, inability to cross the blood-brain barrier, and favorable pharmacokinetic properties. We believe that these qualities make sarecycline particularly well-suited for the treatment of inflammatory acne in the community setting. We have exclusively licensed U.S. development and commercialization rights to sarecycline for the treatment of acne to Allergan plc, or Allergan, who assigned such rights to Almirall, in August 2018. SEYSARA was approved by the FDA in October 2018 for the treatment of severe non-nodular inflammatory acne vulgaris in patients nine years of age and older.  Almirall launched SEYSARA in the United States in January 2019. We retain development and commercialization rights with respect to sarecycline in the rest of the world.

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

Bacteria are often broadly classified as gram-positive bacteria, including antibiotic-resistant bacteria such as methicillin-resistant Staphylococcus aureus, or MRSA, and multi-drug resistant Streptococcus pneumoniae, or MDR-SP; gram-negative bacteria, including antibiotic-resistant bacteria such as extended-spectrum beta-lactamases, or ESBL, producing Enterobacteriaceae; atypical bacteria, including Chlamydophila pneumoniae and Legionella pneumophila; and anaerobic bacteria, including Bacteroides and Clostridia. Antibiotics that are active against both gram-positive and gram-negative bacteria are referred to as “broad-spectrum”, while antibiotics that are active only against a select subset of gram-positive or gram-negative bacteria are referred to as “narrow spectrum”. Today, because many of the currently prescribed antibiotics that have activity against resistant organisms typically are “narrow spectrum,” they cannot be used as an empiric monotherapy treatment of serious infections where gram-negative, atypical or anaerobic bacteria may also be involved. Empiric monotherapy refers to the use of a single, antibacterial agent to begin treatment of an infection before the specific pathogen causing the infection has been identified. We believe omadacycline will be used in the emergency room, hospital and community care settings.  Based on studies published by the Cleveland Clinic Foundation, the National Institutes of Health, or NIH, and American Academy of Family Physicians, rates of infections involving organisms other than gram-positive bacteria have been found to be as much as 15% in ABSSSI, up to 40% in CABP and 70% to 90% in UTI.

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

•

Safety/tolerability concerns and side effects. Concerns about antibiotic safety and tolerability are among the leading reasons why patients stop treatment and fail therapy. The most commonly used antibiotics, such as vancomycin, linezolid, daptomycin, levofloxacin, moxifloxacin, azithromycin, piperacillin/tazobactam and tigecycline, are associated with safety and tolerability concerns. For example, vancomycin, which requires frequent therapeutic monitoring of blood levels and corresponding dose adjustments, is associated with allergic reactions and can cause kidney damage, loss of balance, loss of hearing, vomiting and nausea in certain patients. Linezolid is associated with bone marrow suppression and loss of vision and should not be taken by patients who are also on many commonly prescribed anti-depressants, such as monoamine oxidase inhibitors and serotonin reuptake inhibitors. Daptomycin has been associated with a reduction of efficacy in patients with moderate renal insufficiency and has a side effect profile that includes muscle damage. Piperacillin/tazobactam is not used in patients with beta-lactam (penicillin) allergy while tigecycline is associated with tolerability concerns because of nausea and vomiting. Levofloxacin and moxifloxacin are associated with tendon rupture and peripheral neuropathy. In July 2016, the FDA approved changes to the labels of fluoroquinolone antibacterial drugs for systemic use (i.e., taken by mouth or by injection), stating “These medicines are associated with disabling and potentially permanent side effects of the tendons, muscles, joints, nerves, and central nervous system that can occur together in the same patient.” As a result, the FDA revised the Boxed Warning, FDA’s strongest warning, to address these serious safety issues. They also added a new warning and updated other parts of the drug label, including the patient Medication Guide. Additionally, a May 2012 article in the New England Journal of Medicine indicated that a small number of patients treated with azithromycin and quinolones, such as levofloxacin or moxifloxacin, may experience sudden death due to cardiac arrhythmia, which is often predicted by a prolongation of the corrected QT interval, or QTc. The FDA issued a Drug Safety Communication on March 12, 2013 titled “Azithromycin (Zithromax or Zmax) and the risk of potentially fatal heart rhythms,” and the azithromycin drug label warnings were strengthened to address this concern.

•

Increasing bacterial resistance. Bacterial resistance to the most frequently prescribed antibiotics (branded or generic) has limited their potential to treat infections, which often prevents their use as an empiric monotherapy. We believe that MRSA and MDR-SP, in the community have posed treatment challenges because of resistance to penicillins (resistance rate up to 100% for both), cephalosporins (100% and 11%, respectively, for ceftriaxone), macrolides (83% and 86%, respectively, for erythromycin/azithromycin) and quinolones (73% and 2%, respectively, for levofloxacin), particularly in ABSSSI and CABP. There have also been recent reports of resistance developing during treatment with daptomycin and concerns about an increasing frequency of strains of Staphylococcus aureus with reduced susceptibility to vancomycin. Additionally, linezolid use has been associated with drug resistance, including reports of outbreaks of resistance among Staphylococcus aureus and Enterococcus strains. The increasing occurrence of multi-drug resistant, ESBL-producing, gram-negative bacteria in community-acquired UTIs has severely curtailed the oral antibiotic treatment options available to physicians for these UTIs. For example, in a recent survey, 95% and 76% of the ESBL isolates of Escherichia coli found in UTIs were resistant to ceftriaxone and levofloxacin, respectively.

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

Attributes of NUZYRA

•

Equivalent Once-daily oral and IV formulations to support transition therapy. We have studied once-daily IV and oral formulations of omadacycline in approximately 1,900 subjects to-date across multiple Phase 1, Phase 2 and Phase 3 clinical trials. The equivalent exposures of the oral and IV formulations permit transition therapy, which could allow patients to start treatment on the IV formulation in the hospital setting then “transition” to the oral formulation of the same bioequivalent antibacterial agent once the infection is responding enabling the patient to be released from the hospital to complete the full course of therapy at home. We believe that transition therapy has the potential to avoid the concerns that can accompany switching from an IV agent to a different class of oral antibiotic and to facilitate the continuance of curative therapy at home.

•

Broad-spectrum of antibacterial activity. Omadacycline has demonstrated in vitro activity against all common pathogens found in ABSSSI, such as Staphylococcus aureus, including MRSA, Streptococci (including Group A Streptococci), anaerobic pathogens and many gram-negative organisms. Omadacycline is also active in vitro against the key pathogens found in CABP, such as Streptococcus pneumoniae, including MDR-SP, Staphylococcus aureus, Haemophilus influenzae and atypical bacteria, including Legionella pneumophila. On the basis of the in vitro spectrum of activity demonstrated by omadacycline against a range of pathogens in our pre-clinical testing, we believe omadacycline has the in vitro spectrum of coverage needed to potentially become the primary antibiotic choice of physicians and serve as an empiric monotherapy option for ABSSSI and CABP where resistance is of concern.

•

Generally safe and well tolerated profile. To date, we have observed omadacycline to be generally well tolerated in studies involving approximately 1,900 subjects. We have conducted a thorough QTc study, as defined by FDA guidance to assess prolongation of QTc, an indicator of cardiac arrhythmia. This study suggests no prolongation of QTc by omadacycline at three times the therapeutic exposure. In addition, phase 3 clinical studies support that lack of cardiovascular effects associated with omadacycline. There have been no Adverse Events, or AEs, of ventricular arrhythmia, QT prolongation, seizures, syncope, or sudden death in the completed studies. Further, in clinical studies, omadacycline does not appear to adversely affect blood cell production, nor does it appear to metabolize in the liver or anywhere else in the body, thus reducing the likelihood of causing drug-to-drug interactions. Additionally, omadacycline has resulted in low rates of diarrhea, and we have not observed confirmed cases of Clostridium difficile infection, which can frequently occur from the use of other classes of broad-spectrum antibiotics such as beta-lactams and quinolones.

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

•

Tissue penetration. Omadacycline appears to penetrate tissues broadly, including lung, muscle, and kidney, thereby achieving high concentrations at the sites of infection. Since omadacycline is eliminated from the body (as unchanged parent compound) via the kidneys and intestine in an expected manner, based on the results of our Phase 1 studies, we believe it may potentially be used in patients with diminished kidney and liver function, without dose adjustment, and may potentially have benefit in patients receiving poly-pharmacy, where drug-drug interactions are of concern. We have completed pre-clinical work evaluating omadacycline for the potential treatment of sinusitis, also known as an acute sinus infection or rhinosinusitis.  In addition, we have completed a proof-of-principle study in females with uncomplicated UTI, given the high percentage of renal elimination and urinary concentrations, omadacycline may have utility as a treatment option for patients with UTI infections.

Ongoing Omadacycline UTI Program

Key Pathogens—UTI

	N	MIC50	MIC90	MIC RANGE
E. coli	2,581	0.5	2	0.12 to 32
K. pneumoniae	1,269	2	8	0.25 to >32
Enterobacter cloacae	264	2	2	0.25 to 32
S. saprophyticus*	24	0.25	0.25	0.06 to 0.5
Enterococcus spp	665	0.12	0.25	0.03 to 2
P. aeruginosa	1,276	32	>32	0.12 to >32
Proteus spp.	221	8	16	1 to >32
S. aureus	2,684	0.12	0.25	0.003 to 4
S. pneumoniae	968	0.06	0.12	≤0.015 to 0.25

US and EU Surveillance 2017, JMI Laboratories

*US and EU Surveillance 2016-2017, JMI Laboratories

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

Study Results. Overall, 31 subjects (11 in Group 1 and 10 in each of Groups 2 and 3) were randomized and received the study drug at three study sites. All but one subject completed the intended five days of study treatment (1 subject in Group 1 withdrew consent). Subjects were females and they ranged in age from 19 to 75 years (mean 42 years overall).  Plasma PK results on Day 1 showed the highest omadacycline exposure following the 200-mg IV dose in Group 1 (geometric mean AUC0-24 15557 h*ng/mL). The Day 1 geometric mean AUC0-12 value for Group 2 was 6152 h*ng/mL (following the first 300 mg po dose) and, for Group 3, the value was 6686 h*ng/mL (following the first 450 mg po dose). By Day 5 the geometric mean AUC0-24 values for Groups 1 and 2 were 9555 h*ng/mL and 12375 h*ng/mL, respectively following 300 mg po doses, and for Group 3 the value was 18693 h*ng/mL following the 450 mg po dose.  At steady state (Day 5), the geometric mean cumulative amount of drug excreted in urine from time t0 to t24 (Ae0-24) values for Groups 1, 2, and 3 were 21.72 mg, 31.46 mg, and 43.60 mg, respectively. Relative to the absorbed amount of omadacycline, this corresponds to geometric mean fraction of the dose excreted unchanged in urine from 0 to 24 hours after dosing (Fe0-24) for Groups 1, 2, and 3 on Day 5 of 20.7%, 30.0%, and 27.7%, respectively. The highest mean omadacycline urine concentration value (65360 ng/mL [65.4 µg/mL]) was observed in Group 1 over 0 to 4 hours after the 200 mg IV dose on Day 1. The mean values across all other intervals/Groups ranged from 11699 to 48117 ng/mL (i.e., 11.7 to 48.1 µg/mL).  The most common Treatment Emergent Adverse Events, or TEAEs, in all groups were gastrointestinal, most notably nausea (60% to 73% per group) and vomiting (20% to 40% per group), all of which were of mild or moderate intensity. No subjects in the study discontinued study treatment because of these TEAEs. No subjects in this study experienced severe TEAEs or serious adverse events, leading to premature discontinuation of the study drug.

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

Based on the above data results, we have initiated two Phase 2 clinical studies evaluating omadacycline for the treatment of UTI. The first study, which was initiated in December 2017, will evaluate the efficacy, safety, tolerability and pharmacokinetics of omadacycline in female patients with cystitis, a common uncomplicated UTI. The second study, which was initiated in November 2018, will evaluate the efficacy, safety, tolerability and pharmacokinetics of omadacycline in patients with acute pyelonephritis, a common complicated UTI. We plan to enroll approximately 200 patients in each study at multiple sites. The results of the Phase 2 UTI program are expected in the second half of 2019.   The following illustration highlights the adaptive design we plan to employ in the cystitis and acute pyelonephritis studies.

Omadacycline Post-Approval Requirements in the United States

Under the Pediatric Research Equity Act (21 U.S.C. 355c), or PREA, all applications for new active ingredients are required to contain an assessment of the safety and effectiveness of the product for the claimed indication in pediatric patients unless this requirement is waived, deferred, or inapplicable.  As part of the approval for NUZYRA, the FDA has waived the pediatric study requirement for ages 0 to < 8 years and deferred submission of pediatric studies for ages 8 to < 18 years.  Specifically, the FDA has requested that we develop an age appropriate formulation, and complete three pediatric studies, including a pediatric PK study followed by safety and efficacy studies in pediatric patients with both CABP and ABSSSI.  In addition to pediatric requirements, as with all antibiotic approvals, the FDA has also required a U.S. surveillance study for five years from the date of marketing to monitor for the development of resistance to NUZYRA (omadacycline) in those organisms specific to the indications in the label.  Lastly, FDA has required a second study be conducted in patients with CABP.

Sarecycline

Sarecycline, also known as SEYSARA in the United States, is a novel, next generation, narrow spectrum tetracycline designed specifically for dermatological use. We exclusively licensed the U.S. rights to sarecycline for the treatment of acne to Allergan, who assigned such rights to Almirall, and Almirall is responsible for all U.S. development and commercialization costs for this program. In exchange for license rights, we have the right to receive (i) milestone payments upon the achievement of development and regulatory progress, and (ii) a royalty on net sales. We retain development and commercialization rights outside of the United States with respect to sarecycline, which are available for licensing to other partners in key international markets, such as the EU, Japan, the rest of Asia, Canada, and Latin America.

Allergan submitted an NDA to the FDA in the fourth quarter of 2017 for the treatment of moderate to severe acne. SEYSARA was approved in October 2018 by the FDA for the treatment of severe non-nodular inflammatory acne vulgaris in patients nine years of age and older. Almirall launched SEYSARA in the United States in January 2019. Under the Almirall Collaboration Agreement (as defined below), we have earned the following development and regulatory milestones: a $4.0 million milestone payment for the initiation of the Phase 3 acne vulgaris clinical studies in December 2014, a $5.0 million milestone payment for acceptance by the FDA of Allergan’s NDA for sarecycline in December 2017, and a $12.0 million milestone payment for FDA approval in October 2018. Almirall is also obligated to pay us tiered royalties, ranging from the mid-single digits to the low-double digits, based on net sales of tetracycline compounds developed under the Almirall Collaboration Agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term.

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

The most common oral treatments prescribed by dermatologists are generic tetracycline derivatives, which dermatologists widely accept as a therapy for moderate to severe acne post or in conjunction with topical treatment. A common side effect associated with the use of any broad-spectrum oral antibacterial agent is gastrointestinal upset and antibiotic-associated infections caused by the destruction of the normal bacterial flora. In addition, we believe there is a growing concern and awareness of the development of antibiotic-resistant bacteria from the heavy use of broader-spectrum antibiotics, such as these older-generation tetracyclines, where broad-spectrum antibacterial therapy is not necessary.

Therefore, we believe there is an unmet need for a narrow spectrum targeted tetracycline specifically designed for dermatologists to treat Acne such as, SEYSARA.

NUZYRA Commercialization Strategy

We currently intend to market NUZYRA as an empiric monotherapy that will be commercialized worldwide for the treatment of serious, community-acquired bacterial infections. We retain worldwide commercial rights to omadacycline, with the exception of the People’s Republic of China, Hong Kong, Macau and Taiwan, where we have entered into a collaboration agreement with Zai Lab (Shanghai) Co., Ltd., or Zai.  In the United States and Europe, we continue to reserve the right to either commercialize omadacycline alone, through one or more pharmaceutical companies that have established commercial capabilities, or some combination thereof.

In 2018 we entered into an arrangement with a third party to provide a contract field sales force of between 80-85 sales representatives with associated training and other services. In February 2019, we launched NUZYRA with 40 sales representatives calling on approximately 400 hospitals across the United States. By the end of 2019 we are planning to have a full complement of between 80-85 representatives calling on approximately 850 hospitals.

We believe that there is a similar rapidly growing need in other markets throughout the world, including Europe, established Asian markets such as Japan and Korea, and emerging markets, such as Russia, South America and India. We plan to pursue expansion of omadacycline to these markets through collaboration or distribution arrangements

Competition

Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. We believe that our product candidates offer key potential advantages over competitive products that could enable our product candidates to capture meaningful market share from our competitors.

NUZYRA competes with other antibiotics in the serious bacterial skin infection market. These include, but are not limited to, vancomycin, marketed as a generic by Abbott Laboratories and others; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; daptomycin, marketed as Cubicin by Merck Pharmaceuticals, Inc. and available as a generic; dalbavancin, marketed as Dalvance by Allergan; tedizolid, marketed as Sivextro by Merck Pharmaceuticals, Inc.; oritavancin, marketed as Orbactiv by Melinta Therapeutics, Inc.; quinupristin/dalfopristin, marketed as Synercid by Pfizer, Inc.; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; telavancin, marketed as Vibativ by Theravance, Inc.; ceftaroline, marketed as Teflaro by Allergan; and generic trimethoprim/sulfamethoxazole and clindamycin.

Further, we expect that product candidates currently in review with the FDA, in Phase 3 clinical development, or that could enter Phase 3 clinical development in the near future, may represent significant competition if approved. These include, but are not limited to, delafloxacin for CABP, submitted for FDA review in October 2016 by Melinta Therapeutics, Inc.; CG-400549, under development by Crystal Genomics; GSK2140944, under development by GSK; nemonoxacin, under development by TaiGen Biotechnology; brilacidin, under development by Cellceutix; and radezolid, under development by Melinta Therapeutics, Inc.

NUZYRA also competes with other antibiotics in the community-acquired pneumonia market. These include azithromycin, marketed as Zithromax and Z-PAK by Pfizer Inc. and available as a generic; clarithromycin, marketed as Biaxin by Abbott Laboratories and available as a generic; moxifloxacin, marketed as Avelox by Bayer AG and available as a generic; levofloxacin, marketed as Levaquin by Johnson & Johnson and available as a generic; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; ceftriaxone, marketed as Rocephin by F. Hoffman-La Roche Ltd and available as a generic; and ceftaroline, marketed as Teflaro by Allergan. We are also aware of various drugs that are or may eventually be under development for the treatment of CABP, delafloxacin and radezolid, under development by Melinta Therapeutics; solithromycin, under development by Melinta.; GSK2140944, under development by GSK; lefamulin, under development by Nabriva Therapeutics and nemanoxacin, under development by TaiGen Biotechnology.

A number of competitors exist in the potential UTI indication. Generic potential competitors include levofloxacin, ciprofloxacin, trimethoprim/sulfamethoxazole, ceftriaxone and amoxicillin/clavulanic acid. Several branded and generic injectable-only antibiotics are also used in hospitals, including imipenem/cilastatin, piperacillin/tazobactam, and gentamicin. A limited number of companies are developing new oral antibiotics for the treatment of UTI infections, finafloxacin by MerLion Pharmaceuticals and sulopenem by Iterum Therapeutics.

Many of our potential competitors have substantially greater financial, technical and human resources than we do, as well as greater experience in marketing products, discovering and developingt product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than our products or any other product candidate we may commercialize and may render our products or product candidates obsolete or non-competitive before we can recover the expenses of our development and commercialization. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our products or product candidates non-competitive or obsolete.

Manufacturing

We do not own or operate current Good Manufacturing Practices, or cGMP, manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future.. Our product candidates have to date been organic compounds of low molecular weight, commonly referred to as small molecules. They are manufactured in synthetic processes from starting materials that have to date been generally available.

For omadacycline, the manufacturing process has been refined to commercial scale. The active pharmaceutical ingredient manufacturing process is a three-step synthesis followed by purification and salt formation.  The starting material is minocycline, which is a well characterized and readily available. In 2018, we completed three process validation batches each for the IV and oral formulations of omadacycline, which have subsequently been put on stability testing.  We have entered into commercial supply agreements with qualified commercial manufacturing organizations as described below, to manufacture and supply the drug substance, drug product and finished packaged product.

CIPAN

In November 2016, we entered into a manufacturing and services agreement with CIPAN – Companhia Industrial Produtora de Antibióticos, or CIPAN. The agreement, as subsequently amended, provides the terms and conditions under which CIPAN will manufacture and supply to us increased quantities of minocycline starting material and crude omadacycline, or the CIPAN Products, for purification into omadacycline and, subsequently, for use in our products that contain omadacycline tosylate as the active pharmaceutical ingredient. Under this agreement, we are obligated to pay a CIPAN Product price in the four-digit U.S. dollar range per kilogram for minocycline starting material and in the four-digit or five-digit U.S. dollar range per kilogram for crude omadacycline, based on the annual volume of crude omadacycline that we order, subject to adjustments as set forth in the agreement. CIPAN will also perform certain services related to development, technology transfer and manufacturing of the CIPAN Products as provided in one or more statements of work, which shall set forth the fees payable by us to CIPAN for such services.

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

Carbogen

In December 2016, we entered into an outsourcing agreement with CARBOGEN AMCIS AG, or Carbogen. The agreement, as subsequently amended, provides for the terms and conditions under which Carbogen will manufacture and supply to us the active pharmaceutical ingredient for our omadacycline drug products in bulk quantities, or the Carbogen Product. Under this agreement, we are responsible for the cost and supply of crude omadacycline that Carbogen requires to manufacture the Carbogen Products and perform related services. We are obligated to pay Carbogen an amount in the seven-digit U.S. dollar range per batch of Carbogen Product that we order, depending on the size of the campaign, and the price may be adjusted in accordance with the terms of the agreement. We may also request that Carbogen perform certain services related to the Carbogen Product, for which we will pay reasonable compensation to Carbogen.

Our agreement with Carbogen will remain in effect for a fixed initial term and subsequent renewal terms.  Both parties, however, are required to use diligent efforts to replace the existing agreement with a subsequent long-term agreement. We may terminate this agreement by delivering notice of termination to Carbogen prior to the expiration of the initial or subsequent term. The agreement may also be terminated under certain other circumstances, including by either party due to a material uncured breach by the other party or the other party’s insolvency.

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

Patheon

In July 2017, we entered into a master manufacturing services agreement and corresponding product agreement with Patheon UK Limited, or Patheon.  The product agreement was amended in January 2019 to reflect exchange rate and pricing updates.  The agreements provide for the terms and conditions under which Patheon will manufacture, package and supply to us, omadacycline in injectable form, or the Patheon Products. Under these agreements, we are required to deliver to Patheon the active pharmaceutical ingredient needed to manufacture the Patheon Products. We are obligated to pay a supply price in the six-digit dollar range per batch of the Patheon Products, subject to adjustments as provided in the agreements. Now that our omadacycline product has been approved, we are also subject to an annual minimum purchase requirement in the six-digit U.S. dollar range. If we desire for Patheon to conduct additional services other than those expressly set forth in the agreements, those would be subject to additional fees.

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

Research and Development

We have and will continue to make substantial investments in research and development. Our research and development expenses totaled $57.5 million and $60.1 million in 2018 and 2017, respectively.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our proprietary technologies and compounds, our current product and future product candidates and the methods used to develop and manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to prevent third parties from making, using, selling, offering to sell or importing our products and technology depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

As of December 31, 2018, our patent portfolio of owned or exclusively licensed patents and applications includes 68 issued U.S. patents, 23 pending U.S. patent applications and corresponding foreign national or regional counterpart patents or applications. We expect that the patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other government fees are paid, would expire between 2020 and 2038, excluding any additional terms from patent term adjustments or patent term extensions under the Hatch-Waxman Amendments.

NUZYRA (omadacycline)

The patent portfolio for omadacycline is directed to cover compositions of matter, formulations, salts and polymorphs, manufacturing methods, methods of use, dosing regimens, and modes of administration. The patents and patent applications covering omadacycline include patents and patent applications owned by us. In some corresponding foreign patents and patent applications, omadacycline is covered along with other compounds in patents and patent applications that are owned jointly by us and Tufts University, or Tufts, that are subject to a license agreement we have with Tufts. The issued composition of matter patent in the United States (U.S. Patent No. 7,553,828), if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, was expected to expire in 2023, however, we believe that additional term  for certain omadacycline patents may result from the patent term extension provision of the Hatch-Waxman Amendments of 1984, including the composition of matter patent which is anticipated to be extended until May 2028 and a method of use patent (U.S. 9,265,740) is expected to be extended until October 2030. Filings for both patent term extensions have been made with the U.S. Patent & Trademark Office.  Omadacycline has received Qualified Infectious Disease Product, or QIDP, designation under the Generating Antibiotic Incentives Now Act, or the GAIN Act. This may provide up to an additional five years of market exclusivity layered with protection provided by the Hatch-Waxman Amendments, which GAIN also enables exclusivity to 2028. We expect that the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire between 2021 and 2038, excluding any additional terms from patent term adjustments or patent term extensions under the Hatch-Waxman Amendments.

SEYSARA (sarecycline)

The patent portfolio for our acne and rosacea program is directed to cover compositions of matter, methods of use, as well as salts and polymorphs of sarecycline. As of December 31, 2018, our patent portfolio includes issued U.S. Patent No. 8,318,706, or the ‘706 Patent, which covers composition of matter of sarecycline and issued U.S. Patent No. 8,513,223, or the ‘223 Patent, which covers methods of use for sarecycline, and corresponding foreign national or regional counterpart applications. The ‘706 Patent is expected to expire in 2032 (this expiry taking into account the expected patent term extension as provided by the Hatch-Waxman Amendments) and the ‘223 Patent is expected to expire in 2029, if the appropriate maintenance, renewal, annuity or other governmental fees are paid. Filing for the patent term extension has been made with the U.S. Patent & Trademark Office.

Intermezzo

As of December 31, 2018, our patent portfolio of owned or exclusively licensed patents and applications includes four issued U.S. patents directed to formulations and methods of use. The issued U.S. patents expire between 2025 and 2029.

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

Trademarks

We have registered trademarks and service marks or pending trademark and services mark applications in a number of countries for PARATEK, PARATEK & HEXAGON DESIGN, PARATEK POSITIVE PATIENT STORIES, NUZYRA and its design logo, and other marks which we presently use or may use in connection with our pharmaceutical research and development as well as with our product candidates.  SEYSARA is a trademark for which Almirall has applied for in the United States and for which Paratek has applied for in a number of foreign countries.  In connection with the ongoing development and advancement of our products and services in the United States and in various international jurisdictions, we routinely seek to create protection for our marks and enhance their value by pursuing trademarks and service marks where available and when appropriate.

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

Under the terms of the Zai Collaboration Agreement, Paratek Bermuda Ltd. earned an upfront cash payment of $7.5 million in April 2017 and $5.0 million upon approval by the FDA of a New Drug Application, or NDA, submission in the CABP indication, which occurred on October 2, 2018.  Paratek Bermuda Ltd. is eligible to receive up to $9.0 million in potential future regulatory milestone payments and $40.5 million in potential future commercial milestone payments, the next being $3.0 million upon submission of the first regulatory approval application for a licensed product in the People’s Republic of China, or PRC. The terms of the Zai Collaboration Agreement also provide for Zai to pay Paratek Bermuda Ltd. tiered royalties at a low double digit to mid-teen percent on net sales of the licensed product in the Zai territory.

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

Almirall, LLC

In July 2007, we and Warner Chilcott Company, Inc. (which became a part of Allergan), entered into a collaborative research and license agreement under which we granted Allergan an exclusive license to research, develop and commercialize tetracycline products for use in the United States for the treatment of acne and rosacea. In August 2018, Allergan assigned to Almirall, LLC, or Almirall, its rights under the collaboration agreement, or the Almirall Collaboration Agreement. Since Allergan did not exercise its development option with respect to the treatment of rosacea prior to initiation of a Phase 3 trial for the product, the license grant to Allergan, which was assigned to Almirall, converted to a non-exclusive license for the treatment of rosacea as of December 2014. Under the terms of the Almirall Collaboration Agreement, we and Almirall are responsible for, and are obligated to use, commercially reasonable efforts to conduct specified development activities for the treatment of acne and, if requested by Almirall, we may conduct certain additional development activities to the extent we determine in good faith that we have the necessary resources available for such activities. Almirall has agreed to reimburse us for its costs and expenses, including third-party costs, incurred in conducting any such development activities.

Under the terms of the Almirall Collaboration Agreement, Almirall is responsible for and is obligated to use commercially reasonable efforts to develop and commercialize tetracycline compounds that are specified in the agreement for the treatment of acne. We have agreed during the term of the Almirall Collaboration Agreement not to directly or indirectly develop or commercialize any tetracycline compounds in the United States for the treatment of acne, and Almirall has agreed during the term of the Almirall Collaboration Agreement not to directly or indirectly develop or commercialize any tetracycline compound included as part of the agreement for any use other than as provided in the Almirall Collaboration Agreement.

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

We received an upfront fee in the amount of $4.0 million upon the execution of the Almirall Collaboration Agreement, $1.0 million upon filing of an Investigational NDA in 2010, $2.5 million upon initiation of Phase 2 trials in 2012 and $4.0 million upon initiation of Phase 3 trials associated with the Almirall Collaboration Agreement in December 2014.

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

In October 2018, the FDA’s regulatory approval of sarecycline, under the tradename SEYSARA, triggered the last milestone payment under the Almirall Collaboration Agreement of $12.0 million. Since FDA approval of SEYSARA was outside of the Company’s control and not obtained until October 2, 2018, the achievement of the milestone was not deemed probable and the risk of significant reversal of revenue was not resolved until such time.  Upon the FDA approval, the uncertainty related to this milestone was resolved and a significant reversal of revenue would not occur in future periods.  As such, the $12.0 million milestone payment was recognized as revenue at the time of FDA approval. Almirall is also obligated to pay us tiered royalties, ranging from the mid-single digits to the low double digits, based on net sales of tetracycline compounds developed under the Almirall Collaboration Agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term. Almirall’s obligation to pay us royalties for each tetracycline compound it commercializes under the Almirall Collaboration Agreement expires on the later of the expiration of the last to expire patent that covers the tetracycline compound in the United States and the date on which generic drugs that compete with the tetracycline compound reach a certain threshold market share in the United States.

Either we or Almirall may terminate the Almirall Collaboration Agreement for certain specified reasons at any time after Almirall has commenced development of any tetracycline compound, including if Almirall determines that it would not be commercially viable to continue to develop or commercialize the tetracycline compound and/or that it is unlikely to obtain regulatory approval of the tetracycline compound, and, in any case, no backup tetracycline compound is in development or ready to be developed and the parties are unable to agree on an extension of the development program or an alternative course of action. Either we or Almirall may terminate the Almirall Collaboration Agreement for the other party’s uncured breach of a material term of the agreement on 60 days’ notice (unless the breach relates to a payment term, which requires a 30-day notice) or upon the bankruptcy of the other party that is not discharged within 60 days. Upon the termination of the Almirall Collaboration Agreement by Almirall for our breach, Almirall’s license will continue following the effective date of termination, subject to the payment by Almirall of the applicable milestone and royalty payments specified in the agreement unless our breach was with respect to certain specified obligations, in which event the obligation of Almirall to pay us any further royalty or milestone payments will terminate. Upon the termination of the Almirall Collaboration Agreement by us for Almirall’s breach or the voluntary termination of the agreement by Almirall, Almirall‘s license under the agreement will terminate.

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

Purdue Pharma L.P.

In July 2009, we and Purdue Pharma L.P., or Purdue Pharma, entered into a collaboration agreement, or the Purdue Collaboration Agreement, which granted an exclusive license to Purdue Pharma to commercialize Intermezzo in the United States in exchange for a non-refundable license fee, certain milestone payments and tiered royalties on net sales of Intermezzo.

In December 2013, Purdue Pharma notified us that it intended to discontinue use of the Purdue Pharma sales force to actively market Intermezzo to healthcare professionals during the first quarter of 2014.

In October 2014, we announced that our Board of Directors had approved a special dividend of, among other things, the right to receive, on a pro rata basis, 100% of any royalty income received by us pursuant to the Purdue Collaboration Agreement and 90% of any cash proceeds from a sale or disposition of Intermezzo, less fees and expenses incurred in connection with such activity, to the extent that either occurred prior to the second anniversary of the closing date of the Merger. On October 28, 2016, in satisfaction of our payment obligation of the proceeds of sale or disposition of the Intermezzo assets to the former Transcept stockholders under the Merger Agreement, we executed a royalty sharing agreement, or the Royalty Sharing Agreement, with the Special Committee of the Company’s Board of Directors, or the Special Committee, a committee established in connection with the Merger. Under the Royalty Sharing Agreement, we agreed to pay to the former Transcept stockholders 50% of all royalty income received by us pursuant to the Purdue Collaboration Agreement, net of all costs, fees and expenses incurred by us in connection with the Purdue Collaboration Agreement, related agreements, the Intermezzo product and the administration of the royalty income to the Transcept stockholders. The NDA for Intermezzo was then withdrawn from the FDA by Purdue Pharma as of December 31, 2018 and further sales of the drug are not planned.  Neither us nor the former shareholders of Transcept will receive future cash payments pursuant to the Royalty Sharing Agreement.  As such, we wrote off the remaining balance of the Intermezzo product rights during the fourth quarter of 2018.

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

Past Collaborations

Novartis International Pharmaceutical Ltd.

In September 2009, we and Novartis International Pharmaceutical Ltd., or Novartis, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. We and Novartis subsequently entered into a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, EMA, or any regulatory agency, but only to the extent we had not previously granted such commercialization rights related to omadacycline to another third party as of any such approval. We also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by us in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $3.6 million as of December 31, 2018 and 2017 included within “Other Long-Term Liabilities” on our consolidated balance sheet. There are no other payment obligations to Novartis under the Novartis Agreement or the amended Novartis Letter Agreement.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, advertising, promotion, storage, distribution, and export and import of our products.  The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulation require the expenditure of substantial time and financial resources.

U.S. Government Regulation

NDA Approval Processes

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or the FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulation require the expenditure of substantial time and financial resources. Failure to comply with the FDCA and other applicable U.S. requirements at any time during the product development process, approval process or after approval may subject us to a variety of administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•	refusal to approve pending applications;
•	withdrawal of an approval;
•	imposition of a clinical hold;
•	warning letters, untitled letters and similar communications;
•	product seizures or recalls;
•	total or partial suspension of production or distribution; or
•	injunctions, fines, restitution, disgorgement of profits or civil or criminal investigations and penalties brought by the FDA and the Department of Justice, or DOJ, or other governmental entities.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices or other applicable regulations;
•	submission to the FDA of an Investigational New Drug, or IND, application, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

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

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points, including prior to submission of an IND, at the end of Phase 2 and before an NDA is submitted. Meetings at other times may also be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the End-of-Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial or trials that they believe will support approval of the new drug. If this type of discussion occurred, a sponsor may be able to request a special protocol assessment, or SPA, agreement, a voluntary process the purpose of which is to reach agreement with the FDA on the design of a Phase 3 clinical trial protocol and analysis that will form the primary basis of an efficacy claim.

According to FDA guidance for industry on the SPA agreement process, a sponsor that meets the prerequisites may make a specific request for a SPA and must provide information necessary for discussion and agreement on the design and size of the proposed clinical trial. The FDA has a goal of evaluating the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and/or requests for additional information. An SPA agreement request must be made before the proposed clinical trial begins. If an agreement is reached, it will be documented in writing and made part of the record. The agreement may not be changed by the sponsor or the FDA after the trial begins, except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began. Also, if the sponsor makes any unilateral changes to the approved protocol, the agreement will be invalidated. A SPA agreement is intended to provide greater assurance that if the agreed upon clinical trial protocols are followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of NDA approval. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate, and final determinations of approvability will not be made until the FDA completes its review of the entire NDA.

The Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric studies for certain drugs and biologics.  Specifically, PREA requires original NDAs, biologic license applications, or BLAs, and supplements thereto for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to contain a pediatric assessment unless the sponsor has received a deferral or waiver. The FDA has waived the pediatric study requirement for ages 0 to < 8 years because there is nonclinical evidence strongly suggesting that omadacycline would be unsafe in this pediatric group due to the risk of tetracycline-associated tooth discoloration and enamel hypoplasia, and the risk of tetracycline-associated inhibition of bone growth.  The FDA has deferred submission of pediatric studies for ages 8 to < 18 (ABSSSI until 2024 and CABP until 2026) years because the product was ready for approval for use in adults.

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

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of a NDA requesting approval to market the product for one or more indications. The submission of a NDA is subject to the payment of user fees, but a waiver of such fees may be obtained under specified circumstances. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept a NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

Once the submission is accepted for filing, the FDA begins an in-depth review. NDAs receive either standard or priority review. A drug representing a significant improvement in the safety or effectiveness of the treatment, prevention or diagnosis of a serious disease or condition may receive priority review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of drugs that are not NMEs, the ten-month and six-month review periods run from the date that FDA receives the application.  The review process may be extended by the FDA for three additional months to consider a major amendment to the application following the original submission.

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

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured and tested. These pre-approval inspections may cover all facilities associated with NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP. In addition, the FDA may require, as a condition of approval, Risk Evaluation and Mitigation Strategies, or REMS, restricted distribution and use, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials, restrictions on direct-to-consumer advertising or commitments to conduct additional research post-approval.

On the basis of the FDA’s evaluation of the NDA and accompanying information, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. If the FDA ultimately decides that the NDA does not satisfy the criteria for approval, the FDA will issue a complete response letter to indicate that the agency will not approve the NDA in its present form. The complete response letter usually describes all of the specific deficiencies in the NDA identified by the FDA. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

Expedited Review and Approval

The FDA has various programs, including Fast Track and priority review, which are intended to expedite or simplify the process for reviewing drugs. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious diseases with the potential, based on nonclinical or clinical data, to fill an unmet medical need. Priority review is designed to give drugs that offer a significant improvement in safety or effectiveness of treatment for a serious condition an expedited review within eight months from the completed submission (six months from filing) as compared to a standard review time of twelve months from the completed submission (10 months from filing) for a standard new molecular entity NDA. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track-designated drug and expedite review of the application for a drug designated for priority review.

The GAIN Act is intended to provide incentives for the development of new QIDPs. A new drug that is designated as a QIDP after a request by the sponsor that is made before an NDA is submitted will be eligible, if approved, for an additional five years of exclusivity beyond any period of exclusivity to which it would have previously been eligible. In addition, a QIDP will receive priority review and qualify for a Fast Track designation. QIDPs are defined as antibacterial or antifungal drugs intended to treat serious or life-threatening infections, including those caused by an antibacterial or antifungal resistant pathogen or qualifying pathogens identified by the FDA. Examples of pathogens that may be designated as a qualifying pathogen include MRSA, vancomycin-resistant Enterococcus and multi-drug resistant gram-negative bacteria. Omadacycline (both IV and oral formulations) has been designated as a QIDP for complicated UTI, ABSSSI and CABP.

Beyond GAIN Act

In addition to the GAIN Act, the 21st Century Cures Act, signed into law in December 2016, established a new FDA limited population pathway for antimicrobial drugs that treat serious or life-threatening infections for which there are unmet medical needs.  The United States Congress has initiated a significant number of other legislative proposals in recent years to provide further incentives in anti-infective development.  For example, in December 2018, the Developing an Innovative Strategy for Antimicrobial Resistant Microorganisms Act of 2018, or DISARM Act, was introduced in the Senate to incentivize the research and development of advanced antibiotics through certain reimbursement-related incentives. It is possible that these or other proposals related to anti-infective development may be enacted into law in the future.  We cannot predict whether or what legislative changes will be enacted or how they may impact our business and our products.

Patent Term Restoration and Data Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years for a single patent for an approved product as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. We have applied for restoration of patent term for NUZYRA and SEYSARA, as detailed in the Intellectual Property Section.

Data exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application, or ANDA, or a 505(b)(2) NDA submitted by another company using the drug entitled to data exclusivity as the reference listed drug, or RLD. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of data exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the use or conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent for other uses or conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

In addition, as described above, under the GAIN Act a new drug that is designated as a QIDP is eligible for an additional five years of exclusivity to be added to certain other exclusivity periods that the application may qualify for upon approval, specifically five-year exclusivity, three-year exclusivity, and orphan exclusivity.

Pediatric Exclusivity

The Best Pharmaceuticals for Children Act provides for an additional six months of exclusivity, which is added on to patent and exclusivity periods in effect at the time the pediatric exclusivity award is granted, if a sponsor conducts clinical trials in children in response to a written request from the FDA, or a Written Request. The FDA may request studies on approved indications in separate Written Requests. The issuance of a Written Request does not require the sponsor to undertake the described studies. To date, we have not received any Written Requests.

Post-approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems, including safety issues, with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA and other authorities also strictly regulate the promotional claims that may be made about prescription products. Under the FDCA the sponsor of an approved drug in the United States may not promote that drug for unapproved, or off-label, uses, although a physician may prescribe a drug for an off-label use in accordance with the practice of medicine. If we are found to have promoted off-label uses, we may be subject to significant liability, including sanctions, civil and criminal fines, and injunctions prohibiting us from engaging in specified promotional conduct.

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

Other Healthcare Laws

We may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Within the United States, we are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under such laws. Anti-kickback laws generally prohibit a prescription drug manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third party payors (including Medicare and Medicaid) that are false or fraudulent. Violations of “fraud and abuse” laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and/or exclusion from federal health care programs (including Medicare and Medicaid).

Laws and regulations have also been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and health care providers; require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government; and/or require disclosure to the government and/or public of financial interactions (so-called “sunshine laws”). State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Manufacturers must also submit information to the FDA on the identity and quantity of drug samples requested and distributed by a manufacturer during each year. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, our activities could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

Federal and state laws also protect the privacy and security of health information specifically or other personally identifiable information generally.  The laws may apply to us or to healthcare providers and other third parties with which we interact.

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

Reimbursement

Significant uncertainty exists regarding the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of our products will depend, in part, on the availability of coverage and the adequacy of reimbursement from third-party payors. Third-party payors include government authorities or government healthcare programs, such as Medicare and Medicaid, and private entities, such as managed care organizations, private health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Some third-party payors may manage utilization of a particular product by requiring pre-approval (known as “prior authorization”) for coverage of particular prescriptions (to allow the payor to assess medical necessity). Moreover, patients who cannot meet the conditions of prior authorizations are often prevented from obtaining the prescribed medication, because they cannot afford to pay for the medication without reimbursement. Third-party payor's decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain net price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate.

Third-party payors are increasingly challenging the price and examining the cost-effectiveness of new products and services in addition to their safety and efficacy. To obtain or maintain coverage and reimbursement for any current or future product, we may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our product. These studies will be in addition to the studies required to obtain or maintain regulatory approvals. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. Thus, obtaining and maintaining reimbursement status is complex and costly.

Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our or our partners’ products or a decision by a third-party payor to not cover our or our partners’ products could reduce physician usage of the product and have a material adverse effect on our sales, results of operations and financial condition. We expect that the pharmaceutical industry will experience pricing pressures due to the increasing influence of managed care (and related implementation of managed care strategies to control utilization), additional federal and state legislative and regulatory proposals to regulate pricing of drugs, limit coverage of drugs or reduce reimbursement for drugs, public scrutiny and the Trump administration’s expressed desire to address the perceived high cost of pharmaceuticals in the U.S.    While we cannot predict what executive, legislative and regulatory proposals will be adopted or other actions will occur, such events could have a material adverse effect on our business, financial condition and profitability.

Within the United States, we may be required to provide discounts or rebates under government healthcare programs or to certain government and private purchasers in order to obtain coverage under federal healthcare programs such as Medicaid.  Participation in such programs may require us to track and report certain drug prices.  We may be subject to fines and other penalties if we fail to report such prices accurately.

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

Health Care and Other Reform

In the United States, there have been and continue to be a number of significant legislative initiatives to contain healthcare costs. Federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Healthcare Reform Act, which expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs.  Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. For example, tax reform legislation was enacted at the end of 2017 that eliminates the tax penalty established under Healthcare Reform Act for individuals who do not maintain mandated health insurance coverage beginning in 2019.  In a May 2018 report, the Congressional Budget Office estimated that, compared to 2018, the number of uninsured will increase by 3 million in 2019 and 6 million in 2028, in part due to the elimination of the individual mandate.  The Healthcare Reform Act has also been subject to judicial challenge.  In December 2018, a federal district court, in a challenge brought by a number of state attorneys general, found the Healthcare Reform Act unconstitutional in its entirety because, once Congress repealed the individual mandate provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. Pending appeals, which could take some time, the Healthcare Reform Act is still operational in all respects.

There have also been other reform initiatives under the Trump Administration, including initiatives focused on drug pricing.  For example, the Bipartisan Budget Act of 2018 contained various provisions that affect coverage and reimbursement of drugs, including an increase in the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70% starting in 2019.   As another example, in May of 2018, President Trump and the Secretary of the Department of Health and Human Services released a “blueprint” to lower prescription drug prices and out-of-pocket costs.  Certain proposals in the blueprint, and related drug pricing measures proposed since the blueprint, could cause significant operational and reimbursement changes for the pharmaceutical industry.  As another example, in November of 2018, the Centers for Medicare & Medicaid Services, or CMS, issued an advance notice of proposed rulemaking that proposed revisions to Medicare Part D to support health plans’ negotiation of lower drug prices with manufacturers and reduce health plan members’ out-of-pocket costs. The Office of Inspector General, or OIG, within the Department of Health and Human Services, or HHS, issued a proposed rule in February of 2019 that would revise the federal anti-kickback statute to limit protection for discounts offered by pharmaceutical manufacturers to pharmacy benefit managers (PBMs), Medicare Part D plans, and Medicaid managed care plans that are not reflected in the price charged to the patient at the pharmacy counter and to provide protection only for certain types of service fees paid by pharmaceutical manufacturers to PBMs.

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

Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our current or future products if approved for sale. We cannot, however, predict the ultimate content, timing or effect of any changes to the Healthcare Reform Act or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.

Employees

As of February 28, 2019, we had 104 total employees, 101 of whom are full-time employees and 37 of whom were primarily engaged in research and development activities. A total of seven employees have an M.D., Pharm.D, or Ph.D. degree. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

Risk Related to Financial Condition

We have incurred significant losses since inception and anticipate that we will incur losses for the foreseeable future. To date we have not generated any profit from product sales and we may never achieve or sustain profitability.

We received FDA approval for NUZYRA in October 2018 and launched NUZYRA in the United States in February 2019. Additionally, FDA approval was granted in October 2018 for SEYSARA, which Almirall has rights to commercialize and with respect to which we will be entitled to tiered royalties, and it was launched in January 2019. Although NUZYRA and SEYSARA are now being sold by us and Almirall, respectively, it will take some time to attain profitability and we may never do so. Our net loss for the year ended December 31, 2018 was $112.4 million. As of December 31, 2018, our accumulated deficit was $582.5 million. We expect to continue to incur losses for the foreseeable future as we seek to maintain and expand regulatory approvals for our products, commercialize NUZYRA, establish our sales, marketing and distribution infrastructure to commercialize products for which we obtain marketing approval, including NUZYRA, and add personnel to support our product development and commercialization efforts and operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

As of December 31, 2018, our cash, cash equivalents and marketable securities were $292.8 million. We will require substantial additional funding to meet FDA post-marketing approval requirements for NUZYRA, to complete the commercialization of NUZYRA, to fund the development of omadacycline in other indications, and to advance the development of our other product candidates, and such funding may not be available on favorable terms or at all. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the filing date of this Annual Report on Form 10-K. Because the profitability of NUZYRA and SEYSARA, and the successful development of any other future product candidates, is uncertain, we are unable to estimate the actual funds we will require to fund our continuing operations, including for our clinical development programs and commercialization efforts for NUZYRA.

Our future funding requirements will depend on many factors, including but not limited to:

•	the costs and timing of commercialization activities for NUZYRA;
•	product revenue received from commercial sales of NUZYRA;
•	royalty revenue received from commercial sales of SEYSARA by Almirall;

•	the ability of Zai to develop, manufacture and commercialize omadacycline in the Zai territory;
•	the scope, progress, timing, cost and results of research, preclinical development and clinical trials;
•	the costs, timing and outcome of seeking, obtaining, maintaining and expanding FDA and non-U.S. regulatory approvals;
•	the costs associated with manufacturing and establishing sales, marketing and distribution capabilities;
•	the number and characteristics of other product candidates that we may pursue;
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

Until we generate a sufficient amount of product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding. There can be no assurance that we would be successful in securing additional funds on acceptable terms. If additional funds are not available, we may be forced to cease operations, significantly reduce operating expenses or delay, curtail or eliminate one or more of our development programs or our business operations.

Raising additional capital or entering into certain other arrangements may cause dilution to our stockholders, restrict our operations or require us to relinquish rights.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through the sale of additional equity or convertible debt securities, which would dilute shareholder ownership interest. The terms of these new securities may include liquidation or other preferences that adversely affect shareholders’ rights as common stockholders. Future debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, NUZYRA, sarecycline, other product candidates or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to grant rights to develop and market NUZYRA, sarecycline or our other product candidates that we may otherwise prefer to develop and market ourselves.

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

On September 30, 2015, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P., together, Hercules, and certain other lenders and Hercules Technology Growth Capital, Inc. (as agent). We have executed five amendments to the Loan Agreement subsequent to September 30, 2015, providing access to term loans with an aggregate principal amount of up to $90.0 million. As of December 31, 2018, we have drawn down on $70.0 million. The two remaining tranches of up to $10.0 million each ($20.0 million total), or the Additional Tranches, may be available to the Company, subject to determination by Hercules, in its sole discretion, whether to provide such tranches. As such there can be no assurance as to whether or not the Additional Tranches shall be funded.  The latest amendment extended the date on which the Company is required to begin making monthly principal installments on loans previously outstanding under the Hercules Loan Agreement, or the Prior Tranches, from January 1, 2019 to January 1, 2021, subject to the Company’s receipt of marketing approval for the Company’s lead product candidate, omadacycline, or the Interest Only Period Extension Event, which was obtained on October 2, 2018.  Beginning on January 1, 2021, the Company is obligated to make payments in equal monthly installments of principal and interest with respect to the Prior Tranches.  The Prior Tranches mature on September 1, 2021, due to the achievement of the Interest Only Period Extension Event.  With respect to the $10 million loan made to the Company upon the execution of the fifth amendment, the Company is obligated to make payments in equal monthly installments of principal and interest beginning on September 1, 2020 (subject to extension to March 1, 2021 or September 1, 2021 upon achievement of specified levels of omadacycline revenue), and such loan matures on August 1, 2022.

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

In October 2018, the FDA approved NUZYRA in the United States for the treatment of adults with CABP and ABSSSI that are proven or strongly suspected to be caused by susceptible bacteria. We have a Phase 2 program currently in process to evaluate omadacycline for the treatment of UTI. Enrollment has commenced for the first of two planned Phase 2 clinical studies. The first study will evaluate the efficacy, safety, tolerability and pharmacokinetics of omadacycline in female patients with cystitis, a common uncomplicated UTI. The second study, which we initiated in the fourth quarter of 2018, will evaluate the efficacy, safety, tolerability and pharmacokinetics of omadacycline in patients with acute pyelonephritis, a common complicated UTI. The completion of these planned clinical trials could be substantially delayed or prevented by several factors, including:

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

•	delay or failure to obtain Institutional Review Board/ethics committee approval to conduct a clinical trial at a prospective site or within a specific region or country.

The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•	slower than expected rates of patient recruitment and enrollment;
•	failure of patients to complete the clinical trial;
•	unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by patients;
•	lack of omadacycline efficacy evidenced during clinical trials;
•	termination of our clinical trials by one or more clinical trial sites;
•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols;
•	inability to monitor patients adequately during or after treatment by us and/or our CROs;
•	delay or failure to obtain sufficient supplies of omadacycline or of the relevant comparator product; and
•	the need to repeat or terminate clinical trials as a result of inconclusive or negative results or unforeseen complications during clinical trial testing.

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

The results of previous clinical trials may not be predictive of future results, and the results of any ongoing or future clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing which could delay submission of a supplemental NDA and regulatory approval. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early stage clinical trials does not mean that future larger registration clinical trials will be successful, because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through early stage clinical trials. Product candidates that have shown promising results in early-stage (pre-Phase 3) clinical trials may still suffer significant setbacks in subsequent registration clinical trials.

In addition, the design of a clinical trial can determine whether its results will support approval of a product and/or new indications, and flaws in the design of a clinical trial may not become apparent until the clinical trial is underway, well advanced or completed. Further, if future product candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for them and our business would be harmed. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier stage clinical trials.

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

Even though NUZYRA and SEYSARA have been approved by the FDA in the United States, they face post-approval development and regulatory requirements, which may limit how they are manufactured and marketed, and could materially impair our ability to generate revenue.

In October 2018, the FDA approved NUZYRA in the United States for the treatment of adults with CABP and ABSSSI that are proven or strongly suspected to be caused by susceptible bacteria, as well as SEYSARA for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients nine years of age and older. NUZYRA and SEYSARA are subject to, among other things, ongoing FDA requirements governing the manufacturing, labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety, efficacy and other post-market information. As part of the FDA approval for NUZYRA, we are required to conduct post-marketing pediatric studies, including a single dose pharmacokinetic and safety study in children ages eight to seventeen who are receiving antibacterial drug therapy for an infectious disease, an active-controlled safety study in children ages eight to seventeen who have acute bacterial skin and skin structure infections, and an active-controlled safety study in children ages eight to seventeen who have CABP. In addition, we are also required to conduct an active-controlled safety and efficacy study in adults with CABP and a U.S. surveillance study for five years from the date of marketing to determine if resistance to NUZYRA has developed in those organisms specific to the indications in the label.  In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA and other regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to current GMP regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. As such, we and our partners and any of our and their respective contract manufacturers are subject to ongoing review and periodic inspections to assess compliance with cGMPs. Additionally, to the extent we want to make certain changes to the approved products, product labeling, or manufacturing processes or manufacturing sites, we will need to submit new applications or supplements to FDA and obtain the agency’s approval.

Accordingly, we and others with whom we work will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We and our partners are also required to report adverse reactions and production problems, if any, to the FDA and to comply with requirements concerning, among other things, advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from pharmaceutical companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Accordingly, we and our partners will not be able to promote our products for indications or uses for which they are not approved. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. We intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to off-label promotion, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may be subject to criminal and civil liability. If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Additionally, if a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product, us or our partners, including requiring withdrawal of the product from the market. If we or our partners fail to comply with the regulatory requirements of the FDA and other U.S. and non-U.S. regulatory authorities, or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, the FDA or other regulatory authorities could impose significant penalties, such as:

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

Although NUZYRA and SEYSARA have undergone safety testing in humans and in laboratory animals, not all adverse effects of drugs can be predicted or anticipated from these clinical studies and preclinical safety and toxicology studies. Unforeseen side effects from either NUZYRA or SEYSARA could arise after the approved product has been marketed. Many of the most widely used antibiotics are associated with treatment-limiting adverse events, including in some instances, kidney damage, allergic reactions or sudden cardiovascular death due to cardiac arrhythmia.  The results of future clinical trials or from marketing experience may show that NUZYRA or SEYSARA, or any other current or future product candidate, cause undesirable or unacceptable side effects. Furthermore, even though both NUZYRA and SEYSARA have received marketing approval, if we or others later identify undesirable or unacceptable side effects caused by NUZYRA or SEYSARA:

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

Any of these events could prevent us, our current partners or our potential future partners from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of our products. Furthermore, NUZYRA and SEYSARA are commercially available and each may be used in a wider population and in a less rigorously controlled environment than in clinical studies. As a result, regulatory authorities, healthcare practitioners, third-party payors or patients may perceive or conclude that the use of the product is associated with previously unknown serious adverse effects, undermining commercialization efforts.

Coverage and reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient coverage and reimbursement for our products, it is less likely that our products will be widely used.

Market acceptance and sales of NUZYRA, SEYSARA and any of our or our partners’ other products will depend on coverage and reimbursement policies. Government authorities and third-party payors, such as private health plans, decide which drugs they will cover and establish reimbursement levels. Coverage and reimbursement may vary among third-party payors. Coverage may not be available, and reimbursement may not be adequate, for NUZYRA, SEYSARA or any other products that we or our partners develop and commercialize. Also, coverage and reimbursement policies may reduce the demand for, or the price paid for, our or our partners’ products. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our or our partners’ products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of such products. Therefore, if coverage is not available or reimbursement is limited, we and our partners may not be able to successfully commercialize NUZYRA, SEYSARA or any future approved products, if any.

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

A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate or patient copayment will be at an acceptable level for physicians to choose to prescribe our drug. In addition, pharmaceutical companies often need to offer third party payors rebates and administration fees on the cost of drugs dispensed to the payors’ members in order to increase the possibility of favorable coverage and adequate cost sharing thresholds for patients.   We may be required to provide such rebates to some third-party payors in relation to our product(s). Adequate third-party reimbursement, taking into account such rebates as applicable, may not be available and we may not be able to maintain price levels sufficient to realize an appropriate profit, including a return on our investment in product development.

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

The U.S. government and individual states have aggressively pursued healthcare reform, as evidenced by the passage of the Healthcare Reform Act and the ongoing efforts to modify or repeal that legislation. The Healthcare Reform Act substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. Modifications have been implemented under the Trump Administration and additional modifications or repeal may occur. For instance, tax reform legislation was enacted at the end of 2017 that eliminated the individual health insurance mandate which is expected to increase the number of Americans without comprehensive health insurance. In December of 2018, a federal district court also found the ACA unconstitutional in its entirety, although the legislation remains operational pending appeals.  Other aspects of healthcare reform, such as expanded government enforcement authority could also affect our business and are ongoing.  See “Government Regulation - Health Care and Other Reform”. We cannot predict the ultimate content, timing or effect of any changes to the Healthcare Reform Act or other federal and state reform efforts.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in the Medicaid Drug Rebate Program and a number of other federal and state government pricing programs in the United States in order to obtain coverage for NUZYRA by certain government healthcare programs.  These programs generally require us to pay rebates or provide discounts to certain private purchasers or government payers in connection with our products when dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently.  We may also have reimbursement obligations or be subject to penalties if we fail to provide timely and accurate information to the government, pay the correct rebates or offer the correct discounted pricing. Changes to the price reporting or rebate requirements of these programs would affect our obligations to pay rebates or offer discounts. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

If we or our partners market products in a manner that violates fraud and abuse and other healthcare laws, or if we or our partners violate government price reporting laws, we or our partners may be subject to administrative civil and/or criminal penalties.

Within the United States, various state and federal healthcare laws restrict certain marketing practices in the pharmaceutical industry. When we or any of our partners market approved products, such as NUZYRA or SEYSARA, some of our or our partners’ business activities could possibly be subject to challenge under one or more of these laws. The laws and regulations that may affect our ability to operate include:

•

federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;

•

federal healthcare program anti-kickback law, which prohibit, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

•

federal anti-kickback prohibition known as Eliminating Kickbacks in Recovery Act or EKRA, enacted in 2018, which prohibits certain payments related to referrals of patients to certain providers (recovery homes, clinical treatment facilities and laboratories) and applies to services reimbursed by private health plans as well as government health care programs;

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

•

the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the federal government for re-disclosure to the public (the scope of which reportable interactions will increase for interactions occurring on or after 2021); and

•

state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state laws regulating interactions between pharmaceutical manufactures and healthcare providers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

Efforts to ensure that our and our partners’ business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. With the approval of NUZYRA and SEYSARA, we have become subject to an expanded number of these laws and have, and will need to continue, to expend resources to develop and implement policies and processes to promote ongoing compliance. Although we believe we currently maintain an appropriate compliance program, we cannot be certain that the program will adequately detect or prevent violations.

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

The majority of our time, resources and effort are focused on the commercialization of NUZYRA and our ability to generate product revenues will depend heavily on the successful commercialization of NUZYRA, which will depend on, among other things, our ability to:

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

Sales of NUZYRA and SEYSARA are dependent on several factors including our and our partners’ ability to educate and increase physician awareness of the benefits, safety and cost-effectiveness of NUZYRA and SEYSARA relative to competing therapies. The degree of market acceptance of NUZYRA and SEYSARA among physicians, patients, healthcare payors and the medical community depends on a number of factors, including:

•	acceptable evidence of safety and efficacy;
•	relative convenience and ease of administration;

•	prevalence and severity of any adverse side effects;
•	availability of alternative treatments;
•	pricing, cost effectiveness and value propositions;
•	effectiveness of our sales and marketing capability and strategies;
•	ability to obtain sufficient third-party coverage and reimbursement;
•	the clinical indications for which NUZYRA and SEYSARA are approved, as well as changes in the standard of care for their targeted indications;
•	the continuing effectiveness of manufacturing and supply chain;
•	warnings and limitations contained in the approved labeling for NUZYRA;
•	warnings and limitations contained in the approved labeling for SEYSARA, including that efficacy of SEYSARA beyond 12 weeks and safety beyond 12 months have not been established;
•	safety concerns with similar products marketed by others;
•	the prevalence and severity of any side effects as a result of treatment with NUZYRA and SEYSARA;
•	our ability to comply with FDA post-marketing requirements associated with the FDA approval of NUZYRA, including conducting and completing post-marketing studies; and
•	the actual market-size for NUZYRA and SEYSARA, which may be larger or smaller than expected.

In addition, since NUZYRA and SEYSARA are subject to continual review by the FDA, there can be no assurance that newly discovered or developed safety issues will not arise. With the use of any newly marketed drug by a wider patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself. For example, any safety issues could cause us to suspend or cease marketing NUZYRA, cause us to modify how we market NUZYRA, and may subject us to substantial liabilities and adversely affect our revenues and financial condition. In the event of a withdrawal of NUZYRA from the market, our revenues would decline significantly, and our business would be seriously harmed and could fail. We and our partners additionally may experience significant fluctuations in sales of NUZYRA and SEYSARA from period to period and, ultimately, we may never generate sufficient revenues from NUZYRA and SEYSARA to reach or maintain profitability or sustain our anticipated operations.

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

NUZYRA competes with other antibiotics in the serious bacterial skin infection market. These include, but are not limited to, vancomycin, marketed as a generic by Abbott Laboratories and others; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; daptomycin, marketed as Cubicin by Merck Pharmaceuticals, Inc. and available as a generic; dalbavancin, approved in May 2014 and marketed as Dalvance by Allergan; tedizolid, marketed as Sivextro by Merck Pharmaceuticals, Inc.; Baxdela approved in October 2017 and marketed by Melinta Therapuetics, Inc.; oritavancin, approved in August 2014 and marketed as Orbactiv by Melinta Therapeutics, Inc.; quinupristin/dalfopristin, marketed as Synercid by Pfizer, Inc.; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; telavancin, marketed as Vibativ by Theravance, Inc.; ceftaroline, marketed as Teflaro by Allergan; and the following generics: trimethoprim/sulfamethoxazole, clindamycin minocycline, doxycycline, and tetracycline.  We are also aware of various drugs that are or may eventually be under development for the treatment of serious skin infections, and these include but are not limited to: Iclaprim by Motif Bio and Lefamulin by Nabriva.

NUZYRA will competes with other antibiotics in the community-acquired pneumonia market. These include, but are not limited to, azithromycin, marketed as Zithromax and Z-PAK by Pfizer Inc. and available as a generic; clarithromycin, marketed as Biaxin by Abbott Laboratories and available as a generic; moxifloxacin, marketed as Avelox by Bayer AG and available as a generic; levofloxacin, marketed as Levaquin by Johnson & Johnson and available as a generic; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; ceftriaxone, marketed as Rocephin by F. Hoffman-La Roche Ltd and available as a generic; and ceftaroline, marketed as Teflaro by Allergan. We are also aware of various drugs that are or may eventually be under development for the treatment of CABP, including, but not limited to, delafloxacin and radezolid, under development by Melinta Therapeutics; GSK2140944, under development by GSK; and lefamulin, under development by Nabriva Therapeutics.

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

Finally, SEYSARA faces competition in the acne markets where generic tetracyclines such as doxycycline and minocycline are available in every market around the world. Branded generic versions of tetracycline derivatives are sold by several companies.

Many of our competitors have substantially greater financial, technical and human resources than we do, as well as greater experience in the marketing of products, discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than NUZYRA, SEYSARA or any other product candidate we may commercialize and may render NUZYRA, SEYSARA or our other product candidates obsolete or non-competitive before we can recover the expenses of our development and commercialization. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render NUZYRA, SEYSARA or our other product candidates non-competitive or obsolete.

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

Any of these factors could cause the delay of commercialization of NUZYRA, delay the development and approval of any future product candidates, or cause us to incur higher costs or prevent us from commercializing any future product candidates successfully. Furthermore, if contract manufacturers fail to continuously meet FDA compliance standards or fail to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our products and could lose potential revenue. It may take one or more years to establish an alternative source of supply and to have any such new source approved by the FDA or any other relevant regulatory authorities.

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

Once an NDA or marketing authorization application outside of the United States is approved, the product covered thereby becomes a “listed drug” that can, in turn, be cited by potential competitors in support of approval of an ANDA in the United States. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non- infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes in the United States and in nearly every pharmaceutical market around the world. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use, or labeling, as our product candidate and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as our product candidate. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product is typically lost to the generic product. Accordingly, competition from generic equivalents to ours or any of our partners’ future products, if any, would materially adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in our or any of our partners’ products, including NUZYRA and SEYSARA. For example, vancomycin has been available in generic form for many years, and Zyvox (linezolid) is now available in generic form. We cannot yet ascertain what impact these generic products and any future approved generic products will have on sales of NUZYRA, SEYSARA or, if approved, any of our or our partners’ product candidates.

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

With respect to our existing products and future product candidates, we may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or as an alternative to our own sales force and distribution systems. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue and profitability may be lower than if we directly marketed or sold any approved products. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third parties, which may not be successful and are generally not within our control. If we are unable to enter into these arrangements on acceptable terms or at all, we may not be able to successfully commercialize any approved products. If we are not successful in commercializing any approved products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.

We have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties.

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

We rely on third parties to commercially distribute NUZYRA to patients. We have contracted with a third-party logistics company to warehouse NUZYRA and to process and ship customer orders, and are negotiating contracts with specialty pharmacies and specialty distributors to sell and distribute NUZYRA. The specialty pharmacies sell NUZYRA directly to patients and provide patient education and ongoing management. The specialty distributors sell NUZYRA to hospitals and other large buying institutions. We have also contracted with a third-party patient services hub to help us with some or all of the following: benefits investigation and reimbursement adjudication support, patient assistance programs and ongoing compliance support. This distribution network will require significant coordination with our sales and marketing and finance organizations. In addition, failure to coordinate financial systems could negatively impact our ability to accurately report product revenue from NUZYRA. If we are unable to effectively manage the distribution process, the commercial launch and sales of NUZYRA, as well as any future products we may commercialize, sales could be delayed or severely compromised and our results of operations may be harmed.

In addition, the use of specialty pharmacies, specialty distributors and a third-party patient services hub involves certain risks, including, but not limited to, risks that these organizations will:

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
•

the extent to which government or third-party payors implement utilization management techniques, such as unreasonably high copayment formulary tiers, prior authorization or quantity limits for our product(s), or even refuse to provide coverage or adequate reimbursement for the products;

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

In order to market products outside of the United States, we and our partners must comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the United States. For example, we are seeking approval of omadacycline in Europe for the treatment of CABP and ABSSSI, and on October 4, 2018, we announced the acceptance of our submission to European Medicines Agency of the MAA for omadacycline.

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

We face an inherent risk of product liability lawsuits related to the testing of our products in seriously ill patients and will face an even greater risk from sales of NUZYRA and SEYSARA. Product liability claims may be brought against us or our partners by participants enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling any of our products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

As of February 28, 2018, we had 104 full-time employees. With the FDA approval of NUZYRA, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations that may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to successfully commercialize NUZYRA, develop our other product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to regulatory, economic, financial, competitive and other factors beyond our control. We are a biopharmaceutical company that has not yet generated profit from product sales. We expect to continue to incur losses as we add infrastructure and personnel to support our commercialization and product development efforts and operations. Accordingly, our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2018, approximately 3.1 million shares of common stock are held by our directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act. In addition, approximately 1.1 million shares of common stock that are subject to outstanding options and restricted stock units as of December 31, 2018 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rule 144 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our common stock. As of December 31, 2018, we had research coverage by 13 securities analysts. If the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research regarding us or our business model, technology or stock performance, the trading price of our common stock would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of the trading price of our common stock.

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

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually, or in the aggregate, a material adverse effect on its results of operations or financial condition.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “PRTK.” As of February 28, 2019, there were 81 holders of record of our common stock.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during 2018 that were not registered under the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the SEC under which exemption from registration was claimed.

On August 1, 2018, we entered into the fifth amendment to the Loan Agreement with Hercules. In connection with the amendment, we issued to Hercules Capital, Inc. a warrant to purchase our common stock, or the Fifth Amendment Warrant. The Fifth Amendment Warrant is exercisable for a minimum of up to 19,627 shares of our common stock (and additional shares if certain additional tranches are funded) at an exercise price of $10.19 per share. The Fifth Amendment Warrant’s total relative fair value of $0.1 million was determined using a Black-Scholes option-pricing model, as described in Note 10, Common Stock, in the accompanying notes to the consolidated financial statements, and was included as a discount to the Term Loan, as defined in Note 14, Long-term Debt. The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividends payments. The Fifth Amendment Warrant is exercisable at any time until the earlier of seven years from issuance and the consummation of a Public Acquisition, as defined in the Fifth Warrant agreement, and will be exercised automatically on a net issuance basis if not exercised prior to the termination date and if the then-current fair market value of one share of common stock is greater than the exercise price then in effect.

No underwriters were involved in the foregoing sale of securities. The Fifth Amendment Warrant was issued to Hercules Capital, Inc. in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2), relative to transactions by an issuer not involving any public offering. Hercules Capital, Inc. represented to us in connection with its purchase that it was an “accredited investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act and was acquiring the securities for its own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. Hercules Capital, Inc. received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

Securities authorized for issuance under equity compensation plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by stockholders(1)	4,587,304	(2)	$11.23	(3)	1,121,113	(4)
Equity compensation plans not approved by stockholders	764,550	(5)	16.99	(6)	645,450	(7)
Total	5,351,854		$12.05		1,766,563
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

(2)	Includes 3,133,012 shares relating to outstanding options, 1,349,837 relating to restricted stock units and 104,455 warrants outstanding.
(3)	Represents the weighted-average exercise price of outstanding options, warrants and rights.
(4)

Includes 979,833 shares available under the 2009 and 2018 Employee Stock Purchase Plans. All shares cancelled or forfeited during the years ended December 31, 2018 and 2017 under the 2006 and 2014 Plans became available for grant under the 2015 Plan.

(5)	Includes 644,150 shares relating to outstanding options and 120,400 relating to restricted stock units under the 2015 Inducement Plan and the 2017 Inducement Plan.
(6)	Represents the weighted-average exercise price of outstanding options and rights.
(7)	Includes 106,500 shares that remain available for grant under the 2015 Inducement Plan that the Company does not currently anticipate issuing.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the fourth quarter of 2018.

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share and data)
Consolidated Statements of Operations Data:
Revenue	$17,117	$12,616	$29	$—	$4,342
Operating expenses:
Research and development	57,508	60,072	83,460	50,765	5,014
General and administrative	63,658	36,965	26,400	19,988	5,848
Merger-related costs	—	—	—	—	1,278
Impairment of intangible assets	107	743	—	2,860	—
Change in fair value of contingent consideration	(71)	(584)	(345)	(3,560)	—
Total operating expenses	121,202	97,196	109,515	70,053	12,140
Loss from operations	(104,085)	(84,580)	(109,486)	(70,053)	(7,798)
Other (expense) income, net	(7,769)	(3,736)	(2,150)	(807)	(10,037)
Net loss before provision for income taxes	(111,854)	(88,316)	(111,636)	(70,860)	(17,835)
Provision for income taxes	502	753	—	—	—
Net loss	(112,356)	(89,069)	(111,636)	(70,860)	(17,835)
Unaccreted dividends on convertible preferred stock	—	—	—	—	(1,927)
Net loss attributable to common stockholders	$(112,356)	$(89,069)	$(111,636)	$(70,860)	$(19,762)
Net loss per share, basic and diluted	$(3.57)	$(3.32)	$(5.51)	$(4.29)	$(7.82)
Weighted average common shares outstanding, basic and diluted	31,513,454	26,827,253	20,253,082	16,501,912	2,528,595

	As of December 31,
	2018	2017
Selected Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$292,838	$151,723
Total assets	300,192	163,698
Working capital	237,534	143,697
Current liabilities	17,709	16,789
Long-term obligations, less current portion	228,959	59,186
Common stock and additional paid-in capital	630,174	552,748
Accumulated deficit	(582,468)	(470,112)
Total stockholders’ equity	47,578	82,478

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics. Our product, NUZYRA™ (omadacycline), and SEYSARA™, (sarecycline), with respect to which we have exclusively licensed to Almirall, LLC, or Almirall, development and commercialization rights in the United States, both received U.S. Food and Drug Administration, or FDA, approval in October 2018. The FDA approved NUZYRA, a once-daily oral and intravenous, or IV, broad spectrum antibiotic, for the treatment of adults with community acquired bacterial pneumonia, or CABP, and acute bacterial skin and skin structure infections, or ABSSSI, caused by susceptible bacteria. We launched NUZYRA in the United States in February 2019. The FDA approved SEYSARA, a new once-daily oral therapy, for the treatment of inflammatory acne vulgaris in patients age nine or older.  Almirall launched SEYSARA in the United States in January 2019.

To date, we have devoted a substantial amount of our resources to research and development efforts, including conducting clinical trials for omadacycline, protecting our intellectual property and providing general and administrative support for these operations. As of December 31, 2018, we have not generated any revenue from product sales and to date have financed our operations primarily through sale of our common stock, debt financings, strategic collaborations, and grant funding.

We have incurred significant losses since our inception in 1996. Our accumulated deficit at December 31, 2018 was $582.5 million and our net loss for the year ended December 31, 2018 was $112.4 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

Until we can generate a sufficient amount of product and royalty revenue, if ever, we anticipate that we will need to raise additional capital in order to complete the development and commercialization of omadacycline and to advance the development of our other product candidates. Until we can generate a sufficient amount of product and royalty revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our development programs or commercialization efforts. We will need to generate significant revenue to achieve and sustain profitability, and we may never be able to do so.

Financial Operations Overview

Revenue

As of December 31, 2018, we have not generated any revenue from product sales. All of our revenue to date has been derived from license fees, milestone payments, royalty income, reimbursements for research, development and manufacturing activities under licenses and collaborations, grant payments received from the National Institute of Health, or NIH, and other non-profit organizations. In February 2019, we made NUZYRA commercially available in the United States. Almirall launched SEYSARA in the United States in January 2019.

Collaboration revenue represents upfront fees and milestone payments received in connection with our collaboration agreements. Royalty revenue represents fifty percent of Intermezzo royalty income received pursuant to the royalty sharing agreement, or the Royalty Sharing Agreement, entered into by us in October 2016 with the Special Committee of our Board of Directors. The New Drug Application, or NDA, for Intermezzo was withdrawn from the FDA by Purdue Pharma as of December 31, 2018 and further sales of the drug are not planned.  Neither Paratek nor the former shareholders of Transcept will receive future cash payments pursuant to the Royalty Sharing Agreement and no further Intermezzo royalty revenue is expected.

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

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates for which we or any partner obtain regulatory approval. Aside from the FDA approval of NUZYRA and SEYSARA in the United States, we or our partners may never succeed in achieving regulatory approval for any of our other product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

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

We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our research and development expenses for omadacycline and other projects during 2018 and 2017 are as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Omadacycline	$32,316	$41,786
Other research and development costs	25,192	18,286
Total	$57,508	$60,072

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel and professional, legal and consulting fees.

Interest Expense

Interest expense represents interest incurred on the Hercules Loan Agreement (as defined below), as amended, and the Notes (as defined below), as well as the adjustment of our marketable securities to amortized cost.

Interest Income

Interest income represents interest earned on our money market funds and marketable securities.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017
Revenue
Collaboration and royalty revenue	$17,117	$12,616
Total revenue	17,117	12,616
Operating expenses:
Research and development	57,508	60,072
General and administrative	63,658	36,965
Impairment of intangible assets	107	743
Changes in fair value of contingent consideration	(71)	(584)
Total operating expenses	121,202	97,196
Loss from operations	(104,085)	(84,580)
Other income and expenses:
Interest income	3,260	1,377
Interest expense	(10,985)	(5,079)
Other losses	(44)	(34)
Net loss before provision for income taxes	(111,854)	(88,316)
Provision for income taxes	502	753
Net loss	$(112,356)	$(89,069)

Revenue

Revenue for the year ended December 31, 2018 consists of a $12.0 million milestone payment earned under the Almirall Collaboration Agreement (as defined below), a $5.0 million milestone payment earned under the License and Collaboration Agreement, or the Zai Collaboration Agreement, between Paratek Bermuda Ltd., a wholly-owned subsidiary of Paratek Pharmaceuticals, Inc., and Zai Lab (Shanghai) Co. Ltd., or Zai, and $0.1 million of revenue earned under the Royalty Sharing Agreement. The Zai and Almirall milestone payments were earned upon FDA approval of NUZYRA and SEYSARA, respectively, in October 2018. Revenue for the year ended December 31, 2017 consists of a $7.5 million upfront payment received as part of the Zai Collaboration Agreement, a $5.0 million milestone payment earned from Allergan upon the FDA’s acceptance of the sarecycline (SEYSARA) NDA, and $0.1 million of revenue earned under the Royalty Sharing Agreement.

Research and Development Expense

Research and development expenses were $57.5 million for the year ended December 31, 2018, compared to $60.1 million for the year ended December 31, 2017. The slight decrease was driven primarily by lower clinical study costs, offset by higher compensation-related costs, including stock-based compensation expense due to the vesting of several performance-based restricted stock unit, or PRSU, awards, manufacturing production costs for omadacycline, and costs associated with additional regulatory activities. We anticipate that research and development expenses will increase in future periods in connection with FDA post-marketing commitments as well as our Phase 2 UTI program.  This will be offset by the capitalization of NUZYRA commercial supply costs, which were classified as research and development expense until FDA approval of NUZYRA on October 2, 2018.

General and Administrative Expense

General and administrative expenses were $63.7 million for the year ended December 31, 2018, compared to $37.0 million for the year ended December 31, 2017. The increase was primarily due to higher compensation-related costs associated with additional headcount and stock-based compensation expense due to the vesting of several PRSU awards as well as increased spend related to the U.S. launch of NUZYRA. We anticipate that our general and administrative expenses will increase in future periods associated with the commercial launch of NUZYRA, which occurred in February 2019.

Impairment of Intangible Assets

During 2018, we recorded a $0.1 million impairment charge in connection with an expected decline in Intermezzo sales and the withdrawal of the NDA for Intermezzo from the FDA by Purdue Pharma as of December 31, 2018.  As a result of this withdrawal, further sales of the drug are not planned and neither Paratek nor the former shareholders of Transcept will receive future cash payments pursuant to the Royalty Sharing Agreement.  As such, we impaired the remaining balance of the Intermezzo product rights during 2018. During the year ended December 31, 2017, we recorded an impairment charge of $0.7 million in connection with an expected decline in Intermezzo sales.

Changes in Fair Value of Contingent Obligations

During the years ended December 31, 2018 and 2017, we recorded a $0.1 million decrease and $0.6 million decrease, respectively, in the fair value of our contingent obligation to former Transcept shareholders. The decrease in the fair value of our contingent obligation is the result of Purdue no longer selling Intermezzo, as described in the “Impairment of Intangible Assets” section above.

Other Income and Expenses

Interest expense for the year ended December 31, 2018 represents interest incurred on the Hercules Loan Agreement, as amended, of $6.7 million and the Notes of $6.0 million, partially offset by the net accretion of our marketable securities of $1.7 million. Interest income for the year ended December 31, 2018 represents interest earned on our money market funds and marketable securities of $3.3 million. Interest expense for the year ended December 31, 2017 represents interest incurred on the Hercules Loan Agreement, as amended, of $4.9 million and the net amortization of our marketable securities of $0.2 million. Interest income for the year ended December 31, 2017 represents interest earned on our money market funds and marketable securities of $1.4 million.

Liquidity and Capital Resources

On September 30, 2015, we entered into a Loan and Security Agreement, or the Hercules Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P, together, Hercules, and certain other lenders and Hercules Technology Growth Capital, Inc. (as agent). We executed five amendments to the Hercules Loan Agreement subsequent to September 30, 2015.  On August 1, 2018, we entered into the Fifth Amendment to the Hercules Loan Agreement. The Fifth Amendment increased the amount that we may borrow by $30.0 million, from up to $60.0 million to up to $90.0 million, in multiple tranches. Prior to the Fifth Amendment, we borrowed the full $60.0 million that was available to us. Concurrently with the closing of the Fifth Amendment, we borrowed the Fifth Tranche of $10.0 million.  Two additional tranches of up to $10.0 million each ($20.0 million total), or the Additional Tranches, may be available to us, subject to determination by Hercules, in its sole discretion, whether to provide such tranches.  As such there can be no assurance as to whether or not the Additional Tranches shall be funded.  The Fifth Amendment extended the date on which we are required to begin making monthly principal installments on loans previously outstanding under the Hercules Loan Agreement, or the Prior Tranches, from January 1, 2019 to January 1, 2021, subject to our receipt of marketing approval for omadacycline, or the Interest Only Period Extension Event, which was obtained on October 2, 2018.  Beginning on January 1, 2021, we are obligated to make payments in equal monthly installments of principal and interest with respect to the Prior Tranches.  The Prior Tranches mature on September 1, 2021, due to the achievement of the Interest Only Period Extension Event.  With respect to the $10.0 million loan made to the Company upon the execution of the Fifth Amendment, we are obligated to make payments in equal monthly installments of principal and interest beginning on September 1, 2020 (subject to extension to March 1, 2021 or September 1, 2021) upon achievement of specified levels of omadacycline revenue, and such loan matures on August 1, 2022

To date, we have issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P., a warrant to purchase 16,346 shares of our common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share and a warrant to purchase 18,574 shares of our common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per share. We also have issued a warrant to Hercules Capital, Inc. that is exercisable for an aggregate of 5,374 shares of our common stock at an exercise price of $23.26 per share. In connection with the Fifth Amendment, on August 1, 2018, we issued to Hercules Capital, Inc. a warrant to purchase up to 19,627 shares of its common stock at an exercise price of $10.19 per share.

In October 2015 and February 2017, we entered into the Controlled Equity OfferingSM Sales Agreements, or the 2015 Sales Agreement and 2017 Sales Agreement, respectively, and collectively, the Sales Agreements, with Cantor Fitzgerald & Co., or Cantor, under which we could, at our discretion, from time to time sell shares of our common stock, with a sales value of up to $50.0 million under each Sales Agreement through Cantor. We provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares of our common stock under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act. We have sold all $50.0 million of shares of our common stock under the 2015 Sales Agreement. We received $1.7 million in proceeds, after deducting commissions of $0.1 million, from the sale of 96,308 shares of common stock, during the year ended December 31, 2018, under the 2017 Sales Agreement. As of February 28, 2019, $0.8 million remains available for sale under the 2017 Sales Agreement.

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

On December 12, 2016, we filed a registration statement on Form S-3 with the SEC, which was declared effective on December 20, 2016, to sell certain of our securities in an aggregate amount of up to $225.0 million. As of December 31, 2018, $175.0 million remains available on this shelf registration statement.

Additionally, on December 1, 2017, we filed a registration statement on Form S-3 with the SEC, which was declared effective on December 8, 2017, to sell certain of our securities in an aggregate amount of up to $250.0 million. As of December 31, 2018, $250.0 million remains available on this shelf registration statement.

On April 18, 2018, we entered into a Purchase Agreement, or the Purchase Agreement, with several initial purchasers, or the Initial Purchasers, for whom Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink Partners LLC acted as representatives, relating to the sale of $135.0 million aggregate principal amount of 4.75% Convertible Senior Subordinated Notes due 2024, or the Notes. We also granted the Initial Purchasers an option to purchase up to an additional $25.0 million aggregate principal amount of Notes, which was exercised in full on April 20, 2018. In addition, J. Wood Capital Advisors LLC, the Company’s financial advisor, purchased $5.0 million aggregate principal amount of Notes in a separate, concurrent private placement on the same terms as other investors. After deducting costs incurred of $6.0 million, we received proceeds from the sale of the Notes of $159.0 million in April 2018.

On February 25, 2019, we, through our wholly-owned subsidiary Paratek Royalty Corporation, or the Subsidiary, entered into a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, with Healthcare Royalty Partners III, L.P., or the Lender. Pursuant to the terms of the Royalty-Backed Loan Agreement, upon the satisfaction of the condition’s precedent set forth therein, the Subsidiary expects to borrow a $32.5 million loan, which will be secured by, and repaid based upon, royalties from the Almirall Collaboration Agreement.

Under the Royalty-Backed Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 12.0%.  Payments of interest under the Royalty-Backed Loan Agreement will be made quarterly, beginning in August 2019, out of the Almirall Collaboration Agreement. Royalty payments received since the immediately preceding payment date. On each interest payment date, any royalty payments in excess of accrued interest on the loan will be used to repay the principal of the loan until the balance is fully repaid.  In addition, the Subsidiary will make up-front payments to the Lender of (i) a 1.5% fee and (ii) up to $300,000 for the Lender’s expenses. The Royalty-Backed Loan Agreement matures on May 1, 2029, at which time, if not earlier repaid in full, the outstanding principal amount of the loan, together with any accrued and unpaid interest, and all other obligations then outstanding, shall be due and payable in cash. We have entered into a Pledge and Security Agreement in favor of the Lender, pursuant to which the Subsidiary’s obligations under the Loan Agreement are secured by a pledge of all of our holdings of the Subsidiary’s capital stock.

The Royalty-Backed Loan Agreement contains certain customary affirmative covenants, including those relating to: use of proceeds; maintenance of books and records; financial reporting and notification; compliance with laws; and protection of our intellectual property. The Royalty-Backed Loan Agreement also contains certain customary negative covenants, barring the Subsidiary from: certain fundamental transactions; issuing dividends and distributions; incurring additional indebtedness outside of the ordinary course of business; engaging in any business activity other than related to the Almirall Collaboration Agreement; and permitting any additional liens on the collateral provided to Lender under the Royalty-Backed Loan Agreement.

The Royalty-Backed Loan Agreement contains customary defined events of default, upon which any outstanding principal and unpaid interest shall be immediately due and payable. These include: failure to pay any principal or interest when due; any uncured breach of a representation, warranty or covenant; any uncured failure to perform or observe covenants; any uncured cross default under a material contract; any uncured breach of our representations, warranties or covenants under its Contribution and Servicing Agreement with the Subsidiary; any termination of the Almirall Collaboration Agreement; and certain bankruptcy or insolvency events.

We have used and we intend to continue to use the net proceeds from the above offerings of our common stock and the Notes, as well as from the Hercules Loan Agreement, as amended, and the Royalty-Backed Loan Agreement, together with our existing capital resources, to fund our ongoing company operations, including clinical studies of omadacycline, NUZYRA commercial operations, working capital, and other general corporate purposes.

As of December 31, 2018, we had cash, cash equivalents and marketable securities of $292.8 million.

The following table summarizes our cash provided by and (used in) operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(81,179)	$(78,574)
Net cash used in investing activities	(127,874)	(42,657)
Net cash provided by financing activities	220,727	103,030

Cash used in operating activities for the year ended December 31, 2018 of $81.2 million is primarily the result of our $112.4 million net loss. This is offset by $27.3 million in non-cash items, including, $25.5 million in stock-based compensation expense primarily due to the vesting of several PRSU awards, $2.8 million of non-cash interest expense related to the Hercules Loan Agreement, as amended, the Notes, and $1.1 million in net depreciation, amortization and accretion, as well as a $5.0 million decrease in accounts receivable.

Cash used in operating activities for the year ended December 31, 2017 of $78.6 million is primarily the result of our $89.1 million net loss, $4.2 million increase in accounts payable and accrued expenses due to completion of our Phase 3 IV-to-oral CABP study and end of enrollment in our Phase 3 oral-only study in ABSSSI and a $4.8 million decrease in prepaid expenses mainly associated with the clinical development of omadacycline. This is offset partially by a $0.8 million decrease in other liabilities and other assets due to the cancellation of a VAT letter of credit during 2017. The remainder represents the net impact of $18.7 million in non-cash items, including $18.2 million in depreciation, amortization, accretion and stock-based compensation expense, $0.4 million in non-cash interest expense, a $0.7 million impairment charge and a decrease in fair value of contingent consideration of $0.6 million.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2018 of $127.9 million consists of $292.9 million investments in marketable securities (U.S. treasury and government agency securities) offset by proceeds from maturities of marketable securities of $165.0 million.

Cash used in investing activities for the year ended December 31, 2017 is primarily the result of purchasing $180.3 million of short-term marketable securities (U.S. treasury and government agency securities) and $1.1 million of fixed asset purchases, offset by proceeds by sales and maturities of marketable securities of $138.7 million.

Financing Activities

Net cash provided by financing activities for 2018 is primarily composed of the following:

•	$159.0 million in net proceeds raised through the sale of the Notes;
•	$49.8 million in net proceeds raised through the January 2018 offering of common stock;
•	$10.0 million in net proceeds received from the Fifth Tranche of the Hercules Loan Agreement, as amended; and
•	$1.7 million in net proceeds raised through the sale of shares of our common stock.

Net cash provided by financing activities for 2017 is primarily composed of the following:

•	$82.8 million in net proceeds from the sale of common stock under the Sales Agreements;
•	$19.9 million, net of issuance costs, on the Hercules Loan Agreement, as amended; and
•	$0.3 million in proceeds from the exercise of stock options.

Future Funding Requirements

As of December 31, 2018, we have not generated any revenue from product sales. We launched NUZYRA in the United States in February 2019. Almirall launched SEYSARA in the U.S. in January 2019. Our future funding requirements will depend on our ability to generate revenue from sales of NUZYRA, and our partner, Almirall’s, ability to generate revenues from sales of SEYSARA, with respect to which we would be entitled to tiered royalties. We do not expect to generate any other revenue unless and until our partner, Zai, obtains regulatory approval of and commercializes one or more of our product candidates in the Zai territory. We anticipate that we will need substantial additional funding in connection with our continuing operations to support continued development and commercial activities associated with NUZYRA.

We expect to continue to incur significant expenditures and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	conduct additional clinical trials of omadacycline;
•	seek regulatory approvals for additional indications for omadacycline, such as omadacycline for the treatment of UTI;
•	establish a sales, marketing and distribution infrastructure and increases to our manufacturing demand and capabilities to commercialize NUZYRA;
•	add personnel to support our commercialization efforts;
•	build product inventory; and
•	service and pay down our debt.

Based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities of $292.8 million as of December 31, 2018, estimated NUZYRA product sales, and Royalty-Backed Loan Agreement will fund our operating expenses, capital expenditures, and debt service beyond the first quarter of 2021.

We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our pharmaceutical products, and the unknown extent to which we will maintain existing or enter into new collaborations with third parties to participate in the development and commercialization of our product and product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures that we will require to fund our continuing operations, including for our clinical development programs and commercialization efforts for NUZYRA. Our future capital requirements will depend on many factors, including:

•	the progress of clinical development of omadacycline in additional indications, including for the treatment of UTI;
•	the costs and timing of commercialization activities for NUZYRA;
•	product revenue received from commercial sales of NUZYRA;
•	royalty revenue received from commercial sales of SEYSARA by Almirall;
•	the ability of Zai to develop, manufacture and commercialize omadacycline in the Zai territory;
•	the number and characteristics of other product candidates that we may pursue;
•	the scope, progress, timing, cost and results of research, preclinical development and clinical trials;
•	the costs, timing and outcome of seeking, obtaining, maintaining and expanding FDA and non-U.S. regulatory approvals;
•	the costs associated with manufacturing and establishing sales, marketing and distribution capabilities;
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

Until we can generate a sufficient amount of product and royalty revenue to finance our cash requirements, if ever, we expect to finance our future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding. We do not have any committed external sources of funds other than rights to contingent milestone payments and/or royalties under the Almirall Collaboration Agreement and the Zai Collaboration Agreement, which are terminable by Almirall and Zai, respectively, upon prior written notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholders’ rights. Future debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, NUZYRA, sarecycline, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market NUZYRA, sarecycline or our other product candidates that we may otherwise prefer to develop and market ourselves.

Off-Balance Sheet Arrangements

As of December 31, 2018, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to, among other items, intangible assets, inventory, goodwill, contingent liabilities, stock-based compensation arrangements, clinical accruals, useful lives for depreciation and amortization of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, using the full retrospective transition method. Under this method, we revised our consolidated financial statements for the years ended December 31, 2017 and applicable interim periods within those years, as if ASC 606 had been effective for those periods. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied as services are rendered.

We enter into collaboration agreements for research, development, manufacturing and commercial services that are within the scope of ASC 606, under which it licenses certain rights to its product candidates to third parties. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. The amount of variable consideration is constrained until it is probable that the revenue is not at a significant risk of reversal in a future period. The contracts into which we enter generally do not include significant financing components.

As part of the accounting for these arrangements, we must use significant judgment to determine: (a) the transaction price under step (iii) above and (b) the timing of revenue recognition, including the appropriate measure of progress, in step (v) above. We use judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price, as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. If a milestone or other variable consideration relates specifically to our efforts to satisfy a single performance obligation or to a specific outcome from satisfying the performance obligation, we generally allocate the milestone amount entirely to that performance obligation once it is probable that a significant revenue reversal would not occur.

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

Licenses of intellectual property

In assessing whether a license is distinct from the other promises, we consider factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can benefit from a license for its intended purpose without the receipt of the remaining promise(s), whether the value of the license is dependent on the unsatisfied promise(s), whether there are other vendors that could provide the remaining promise(s), and whether it is separately identifiable from the remaining promise(s). For licenses that are combined with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Customer options

If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. We evaluate the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent or include a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. We allocate the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise.  Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised.

Milestone payments

At the inception of each arrangement that includes milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of us or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant reversal of cumulative revenue would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Contract costs

We recognize as an asset the incremental costs of obtaining a contract with a customer if the costs are expected to be recovered. As a practical expedient, we recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. To date, we have not incurred any incremental costs of obtaining a contract with a customer.

Impact of adoption

The adoption of ASC 606 on January 1, 2018 did not result in significant changes to the revenue recognition pattern for any of our license and collaboration agreements. For further discussion of the adoption of this standard, and for a discussion of accounting for collaboration revenue, see Note 4, License and Collaboration Agreements.

Marketable Securities

We consider all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held primarily in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We classified all of our marketable securities at December 31, 2018 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period we intend to hold such securities. Available-for-sale securities are maintained by an investment manager and consist of U.S. treasury and government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized or accreted to interest expense or income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income or expense. There were no material realized gains or losses on marketable securities recognized for the years ended December 31, 2018 and 2017.

We review marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations and comprehensive loss if we have experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that we will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity and duration of the impairment and changes in value subsequent to the end of the period. There were no other-than-temporary impairments of investments recognized for the years ended December 31, 2018 and 2017.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out basis. Prior to the regulatory approval of our product candidates, we incurred expenses for the manufacture of drug product that could potentially be available to support the commercial launch of our products.  Until the first reporting period when regulatory approval has been received or is otherwise considered probable, we record all such costs as research and development expense.  Inventory used in clinical trials is also expensed as research and development expense, when selected for such use.  We perform an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified.  Such impairment charges, should they occur, are recorded as a component of cost of product sales in the consolidated statements of operations and comprehensive loss.  The determination of whether inventory costs will be realizable requires the use of estimates by management.  If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required.

Accrued Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed for us and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us periodically in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated expenses include fees paid to:

•	CROs, in connection with clinical trials;
•	contract manufacturing organizations with respect to clinical material supply;
•	vendors in connection with preclinical development and operational activities; and
•	legal and other professional service providers.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The Company adopted ASU 2018-18 during the three months ended December 31, 2018. The adoption of ASU 2018-18 did not have a material impact on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendment requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. This ASU is effective for fiscal years and interim periods beginning after December 15, 2018. The guidance is required to be adopted using a modified retrospective approach applied to leases existing at the date of initial application.

The new standard is effective for the Company on January 1, 2019, with early adoption permitted. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be restated, and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019. The new standard provides a number of optional practical expedients in transition. We expect we will elect to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: (i) whether existing or expired arrangements are or contain a lease, (ii) the lease classification of existing or expired leases, and (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Further, we expect to utilize the short-term lease exemption for all leases with a lease term of 12 months or less for purposes of applying the recognition and measurements requirements in the new standard.

In preparation for the adoption of the standard, we implemented internal controls and processes to enable the preparation of financial information including the assessment of the impact of the standard. Our analysis includes, but is not limited to, assessing its existing lease and service contracts, determining the appropriate discount rates to apply to its leases in order to determine the impact that the new leasing standards may have on our consolidated statements of operations, financial position and disclosures. Further, we are establishing policies and procedures in order to adhere to the requirements of the new standard, which includes enhanced disclosure requirements. While we continue to assess all of the impacts of the adoption of the new standard, we currently expect to recognize additional lease liabilities and right-of-use assets for our operating leases as of January 1, 2019 which will have a material impact to our consolidated balance sheets. Refer to Note 16, Commitments and Contingencies, for further detail regarding our operating leases. We do not expect that the new standard will have a material impact to our consolidated statements of operations or cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16. The amendments in ASU 2016-16 require an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time that the transfer occurs. Current guidance does not require recognition of tax consequences until the asset is eventually sold to a third party. ASU 2016-16 is effective for fiscal years, and interim periods beginning after December 15, 2017. Early adoption is permitted as of the first interim period presented in a year. A reporting entity must apply the amendments in ASU 2016-16 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We adopted this standard on January 1, 2018 and such adoption did not have a material impact on our consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope Modification Accounting.  The new standard is intended to reduce the diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award.  The new standard was effective beginning January 1, 2018. The adoption of this standard did not have a material impact on our financial position or results of operations upon adoption.  In June 2018, the FASB issued ASU 2018-07. The new standard simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions.  The new standard became effective beginning January 1, 2019 and early adoption is permitted. We adopted the standard on January 1, 2019. The adoption of these standards is not expected to have a material impact on our consolidated financial position or results of operations upon adoption.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in future years (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$4,720	$1,156	$2,650	$914	$—
Licenses	250	25	50	50	125
Long-term debt	70,000	—	70,000	—	—
Convertible Senior Subordinated Notes (a)	165,000	—	165,000	—	—
Total contractual cash obligations	$239,970	$1,181	$237,700	$964	$125

(a) See Note 14, Long-term Debt, for additional information.

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

Licenses

Under a license agreement with Tufts University, or Tufts, we were required to make aggregate regulatory milestone payments of up to $300,000 associated with the first Phase 3 clinical trials, filing of an NDA, and approval of its first product candidate, all of which have been paid. We are also obligated to pay Tufts a minimum royalty payment in the amount of $25,000 per year. We also agreed to pay Tufts royalties based on gross sales of products, as defined in the agreement, ranging in the low single digits depending on the applicable field of use for such product sale. Also, if we enter into a sublicense under the agreement, based on the applicable field of use for such product, we agreed to pay Tufts a percentage, ranging from 10% to 14 %  for compounds other than omadacycline, and a percentage in the single digits for the compound omadacycline, of that portion of any sublicense issue fees or maintenance fees received by us that are reasonably attributable to the sublicense of the rights granted to us under the Tufts License Agreement  and the lesser of a percentage, ranging from the low tens to the high twenties based on the applicable field of use for such product, of the royalty payments made to us by the sublicensee or the amount of royalty payments that would have been paid by us to Tufts if we had sold the products. We paid a sublicense issue fee in the low six figures to Tufts during the year ended December 31, 2017 upon earning the $7.5 million upfront payment under the Zai Collaboration Agreement.

In September 2009, we and Novartis International Pharmaceutical Ltd., or Novartis, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. We and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, EMA, or any regulatory agency, but only to the extent we had not previously granted such commercialization rights related to omadacycline to another third party as of any such approval. We also agreed to pay Novartis a 0.25% royalty based on annual net sales of our omadacycline products. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $3.6 million for the year ended December 31, 2018 and 2017 included within “Other Long-Term Liabilities” on our consolidated balance sheet. There are no other payment obligations to Novartis under either the Novartis Agreement or the amended Novartis Letter Agreement.

Long-Term Debt

Loan Agreement

On September 30, 2015, we entered into a Loan and Security Agreement, or the Hercules Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P, together, Hercules, and certain other lenders and Hercules Technology Growth Capital, Inc. (as agent). We executed five amendments to the Hercules Loan Agreement subsequent to September 30, 2015.  On August 1, 2018, we entered into the Fifth Amendment to the Hercules Loan Agreement. The Fifth Amendment increased the amount that we may borrow by $30.0 million, from up to $60.0 million to up to $90.0 million, in multiple tranches. Prior to the Fifth Amendment, we borrowed the full $60.0 million that was available to us. Concurrently with the closing of the Fifth Amendment, we borrowed the Fifth Tranche of $10.0 million.  Two additional tranches of up to $10.0 million each ($20.0 million total), or the Additional Tranches, may be available to us, subject to determination by Hercules, in its sole discretion, whether to provide such tranches.  As such there can be no assurance as to whether or not the Additional Tranches shall be funded.  The Fifth Amendment extended the date on which we are required to begin making monthly principal installments on loans previously outstanding under the Hercules Loan Agreement, or the Prior Tranches, from January 1, 2019 to January 1, 2021, subject to our receipt of marketing approval for omadacycline, or the Interest Only Period Extension Event, which was obtained on October 2, 2018.  Beginning on January 1, 2021, the Company is obligated to make payments in equal monthly installments of principal and interest with respect to the Prior Tranches.  The Prior Tranches mature on September 1, 2021, due to the achievement of the Interest Only Period Extension Event.  With respect to the $10 million loan made to the Company upon the execution of the Fifth Amendment, the Company is obligated to make payments in equal monthly installments of principal and interest beginning on September 1, 2020 (subject to extension to March 1, 2021 or September 1, 2021) upon achievement of specified levels of omadacycline revenue, and such loan matures on August 1, 2022.

To date, we have issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P., a warrant to purchase 16,346 shares of our common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share and a warrant to purchase 18,574 shares of our common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per share. We issued a warrant to Hercules Capital, Inc. that is exercisable for an aggregate of 5,374 shares of our common stock at an exercise price of $23.26 per share. We have also issued to Hercules Capital, Inc. a warrant to purchase up to 19,627 shares of its common stock at an exercise price of $10.19 per share.

As of December 31, 2018 and 2017, we have recorded a long-term debt obligation of $229.0 million, net of debt discount of $6.0 million and $59.2 million, net of debt discount of $0.8 million, respectively. Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Convertible Senior Subordinated Notes

On April 18, 2018, we entered into the Purchase Agreement with the Initial Purchasers for whom Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink Partners LLC acted as representatives, relating to the sale of the Notes to the Initial Purchasers. We also granted the Initial Purchasers an option to purchase up to an additional $25.0 million aggregate principal amount of Notes, which was exercised in full on April 20, 2018.

The Purchase Agreement includes customary representations, warranties and covenants. Under the terms of the Purchase Agreement, we agreed to indemnify the Initial Purchasers against certain liabilities.

In addition, J. Wood Capital Advisors LLC, our financial advisor, purchased $5.0 million aggregate principal amount of Notes in a separate, concurrent private placement on the same terms as other investors.

The Notes were issued by us on April 23, 2018, pursuant to an Indenture, dated as of such date, or the Indenture, between us and U.S. Bank National Association, as trustee, or the Trustee. The Notes bear cash interest at the annual rate of 4.75%, payable on November 1 and May 1 of each year, beginning on November 1, 2018, and mature on May 1, 2024 unless earlier repurchased, redeemed or converted.  We will settle conversions of the Notes through delivery of shares of our common stock in accordance with the terms of the Indenture. The initial conversion rate for the Notes is 62.8931 shares of common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the Notes, which is equal to an initial conversion price of approximately $15.90 per share, representing a conversion premium of approximately 20% above the closing price of the common stock of $13.25 per share on April 18, 2018.

Holders of the Notes may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date.

We may not redeem the Notes prior to May 6, 2021. We may redeem for cash all or part of the Notes, at its option, on or after May 6, 2021 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

If we experience a fundamental change, as described in the Indenture, prior to the maturity date of the Notes, holders of the Notes will, subject to specified conditions, have the right, at their option, to require us to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date of the Notes and following a notice of redemption of the notes, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or redemption.

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

In certain circumstances if, at any time during the six-month period beginning on, and including, the date that is six months after the last date of original issuance of the Notes, we fail to timely file certain documents or reports required under the Securities Exchange Act of 1934, as amended, or the Notes are not otherwise freely tradable by holders of the Notes other than our affiliates or holders that were our affiliates at any time during the three months immediately preceding, additional interest will accrue on the Notes during the first 90-day period in which its failure to file has occurred and is continuing or such Notes are not otherwise freely tradable by holders other than the our affiliates (or holders that were our affiliates at any time during the three months immediately preceding).

In addition, if, and for so long as, the restrictive legend on the Notes has not been removed, the Notes are assigned a restricted CUSIP number or the Notes are not otherwise freely tradable by holders other than our affiliates or holders that were our affiliates at any time during the three months immediately preceding (without restrictions pursuant to U.S. securities laws or the terms of the Indenture or the Notes) as of the 380th day after the last date of original issuance of the Notes, we will pay additional interest on the Notes outstanding during the period in which the Notes remain so restricted.

After deducting costs incurred of $6.0 million, we raised net proceeds from the issuance of long-term convertible debt of $159.0 million in April 2018. All costs were deferred and are being amortized over the life of the Notes at an effective interest rate of 5.47% and recorded as additional interest expense.

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

Commercial Supply Agreements

We have entered into multiple commercial supply agreements. Please refer to Item 1, Business, for further details on our agreements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not enter into financial instruments for trading or speculative purposes. Our cash, cash equivalents and investments balance as of December 31, 2018 consisted of cash and cash equivalents and U.S. treasury securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 10% of total liabilities as of December 31, 2018.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Paratek Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paratek Pharmaceuticals, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 5, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09, Revenue from Contracts with Customers

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

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

Boston, Massachusetts

March 5, 2019

Paratek Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except for share and par value amounts)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$46,987	$35,416
Marketable securities	203,364	116,307
Restricted cash	266	162
Accounts receivable	41	5,041
Other receivables	208	848
Prepaid and other current assets	4,377	2,712
Total current assets	255,243	160,486
Long-term restricted cash	249	250
Long-term marketable securities	42,487	—
Fixed assets, net	1,173	1,711
Intangible assets, net	—	142
Goodwill	829	829
Other long-term assets	211	280
Total assets	$300,192	$163,698
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,090	$3,555
Other accrued expenses	12,835	8,270
Accrued manufacturing	2,784	4,964
Total current liabilities	17,709	16,789
Long-term debt	228,959	59,186
Contingent obligations	—	71
Other liabilities	5,946	5,174
Total liabilities	252,614	81,220
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 32,259,363 and 27,941,015 issued and outstanding at December 31, 2018 and 2017, respectively	32	28
Additional paid-in capital	630,142	552,720
Accumulated other comprehensive loss	(128)	(158)
Accumulated deficit	(582,468)	(470,112)
Total stockholders’ equity	47,578	82,478
Total liabilities and stockholders’ equity	$300,192	$163,698

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017
Revenue
Collaboration and royalty revenue	$17,117	$12,616
Total revenue	17,117	12,616
Operating expenses:
Research and development	57,508	60,072
General and administrative	63,658	36,965
Impairment of intangible assets	107	743
Changes in fair value of contingent consideration	(71)	(584)
Total operating expenses	121,202	97,196
Loss from operations	(104,085)	(84,580)
Other income and expenses:
Interest income	3,260	1,377
Interest expense	(10,985)	(5,079)
Other losses	(44)	(34)
Net loss before provision for income taxes	(111,854)	(88,316)
Provision for income taxes	502	753
Net loss	$(112,356)	$(89,069)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities, net of tax	30	(142)
Other comprehensive income (loss)	30	(142)
Comprehensive loss	$(112,326)	$(89,211)
Net loss per share:
Basic and diluted net loss per share	$(3.57)	$(3.32)
Weighted average common shares outstanding
Basic and diluted	31,513,454	26,827,253

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balances at December 31, 2016	23,358,637	$23	$451,947	$(16)	$(380,362)	$71,592
Exercise of stock options	66,455	—	320	—	—	320
Issuance of common stock, net of expenses	4,332,126	5	82,791	—	—	82,796
Vesting of restricted stock unit awards	183,797	—	—	—	—	—
Issuance of warrants for common stock	—	—	79	—	—	79
Retroactive adjustment to beginning accumulated deficit and additional paid-in capital resulting from adoption of ASU 2016-09	—	—	681	—	(681)	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(142)	—	(142)
Stock-based compensation expense	—	—	16,902	—	—	16,902
Net loss	—	—	—	—	(89,069)	(89,069)
Balances at December 31, 2017	27,941,015	$28	$552,720	$(158)	$(470,112)	$82,478
Exercise of stock options	53,938	—	$286	—	—	286
Issuance of common stock, net of expenses	3,301,436	3	51,514	—	—	51,517
Vesting of restricted stock unit awards	962,974	1	(1)	—	—	—
Issuance of warrants for common stock	—	—	130	—	—	130
Employee stock purchase plan expense	—	—	7	—	—	7
Unrealized gain on available-for-sale securities, net of tax	—	—	—	30	—	30
Stock-based compensation expense	—	—	25,486	—	—	25,486
Net loss	—	—	—	—	(112,356)	(112,356)
Balances at December 31, 2018	32,259,363	$32	$630,142	$(128)	$(582,468)	$47,578

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017
Net loss	$(112,356)	$(89,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	(1,067)	1,268
Stock-based compensation expense	25,486	16,902
Noncash interest expense	2,792	406
Impairment of intangible assets	107	743
Employee stock purchase plans	7	—
Change in fair value of contingent consideration	(71)	(584)
Changes in operating assets and liabilities
Accounts receivable, prepaid, and other current assets	4,440	(4,833)
Purchase of prepaid interest - marketable securities	(715)	—
Accounts payable and accrued expenses	(641)	(4,223)
Other liabilities and other assets	839	816
Net cash used in operating activities	(81,179)	(78,574)
Investing activities
Purchase of fixed assets	(60)	(1,117)
Purchase of marketable securities	(292,864)	(180,289)
Proceeds from maturities of marketable securities	165,050	131,250
Proceeds from sales of marketable securities	—	7,499
Net cash used in investing activities	(127,874)	(42,657)
Financing activities
Proceeds from issuance of long-term convertible debt, net of costs	158,974	320
Proceeds from issuance of long-term debt, net of costs	9,950	19,915
Proceeds from exercise of stock options	286	82,795
Proceeds from issuance of common stock, net	51,517	—
Net cash provided by financing activities	220,727	103,030
Net increase (decrease) in cash, cash equivalents and restricted cash	11,674	(18,201)
Cash, cash equivalents and restricted cash at the beginning of period	35,828	54,029
Cash, cash equivalents and restricted cash at end of period	$47,502	$35,828
Supplemental disclosure of noncash financing activities
Fair value of warrants issued	$130	$79
Supplemental disclosure of cash flow information
Cash paid for interest	$9,310	$3,705

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	Organization

Paratek Pharmaceuticals, Inc., or the Company or Paratek, is a Delaware corporation with its corporate office in Boston, Massachusetts and an office in King of Prussia, Pennsylvania.

The Company is a commercial-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics. The Company’s United States Food & Drug Administration-, or FDA-, approved commercial product, NUZYRA™ (omadacycline) is a once-daily intravenous and oral antibiotic for the treatment of adult patients with community-acquired bacterial pneumonia, or CABP, and acute skin and skin structure infections, or ABSSSI, caused by susceptible pathogens. The Company launched NUZYRA in the United States in February 2019.  The Company is also studying NUZYRA for the treatment of urinary tract infections, or UTI.  SEYSARA™ (sarecycline) is an FDA-approved product, with respect to which the Company has exclusively licensed in the United States development and commercialization rights to Almirall, LLC, or Almirall. Almirall launched SEYSARA in the U.S. in January 2019 and it is currently being marketed by Almirall in the United States as a new once-daily oral therapy for the treatment of moderate to severe acne vulgaris. The Company retains development and commercialization rights with respect to sarecycline in the rest of the world.

The Company has incurred significant losses since inception in 1996. The Company has generated an accumulated deficit of $582.5 million through December 31, 2018 and will require substantial additional funding in connection with the Company’s continuing operations to support development and commercial activities associated with NUZYRA. Based upon the Company’s current operating plan, it anticipates that cash, cash equivalents and available for sale marketable securities of $292.8 million as of December 31, 2018 will enable the Company to fund operating expenses and capital expenditure requirements through at least the next twelve months from the filing date of this Annual Report on Form 10-K. The Company expects to finance future cash needs primarily through a combination of product sales, public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding.  The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB, and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or the SEC. Beginning January 1, 2018, the Company presented “accrued contract manufacturing costs” as a separate line item on its condensed consolidated balance sheet. As such, the Company reclassified the December 31, 2017 accrued contract manufacturing costs balance of $5.0 million, from “other accrued expenses” into “accrued contract manufacturing costs”. Beginning on January 1, 2018, the Company also reclassified the balance of “accrued contract research” of $2.4 million as of December 31, 2017, previously presented as a separate line within the Company’s consolidated balance sheet, into “other accrued expenses” on the condensed consolidated balance sheet.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in accounting for, among other items, inventory, intangible assets, goodwill, contingent liabilities, stock-based compensation arrangements, manufacturing and clinical accruals, useful lives for depreciation and amortization of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

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

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$46,987	$35,416	$52,962
Short-term restricted cash	266	162	817
Long-term restricted cash	249	250	250
Total cash, cash equivalents and restricted cash shown on the condensed consolidated statement of cash flows	$47,502	$35,828	$54,029

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

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company classified all of its marketable securities at December 31, 2018 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities. Available-for-sale securities are maintained by an investment manager and consist of U.S. treasury and government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized or accreted to interest expense or income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income or expense. There were no material realized gains or losses on marketable securities recognized for the years ended December 31, 2018 and 2017.

The Company reviews marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations and comprehensive loss if the Company has experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that the Company will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and changes in value subsequent to the end of the period. There were no other-than-temporary impairments of investments recognized for the years ended December 31, 2018 and 2017.

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

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash, restricted cash, and accounts receivable. The Company places its cash in an accredited financial institution and this balance is above federally insured amounts. The Company has no off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements. For the year ended December 31, 2018, revenue consisted of upfront fees and milestone payments received in connection with the Company’s collaboration agreements with Almirall and Zai Lab (Shanghai) Co., Ltd., or Zai, and royalty income pursuant to the royalty sharing agreement, or the Royalty Sharing Agreement, entered into by the Company in October 2016 with the Special Committee of the Company’s Board of Directors, or the Special Committee. For the year ended December 31, 2017, revenue consisted of upfront fees and milestone payments received in connection with the Company’s collaboration agreements with Almirall or Zai, and royalty income pursuant to the Royalty Sharing Agreement. For the year ended December 31, 2018, Almirall and Zai represented approximately 70% and 29%, respectively, of collaboration and royalty income.

Fixed Assets

Fixed assets, including leasehold improvements, are recorded at cost and depreciated when placed into service using the straight-line method, based on their estimated useful lives as follows:

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

Inventory

Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out basis. Prior to the regulatory approval of its product candidates, the Company incurs expenses for the manufacture of drug product that could potentially be available to support the commercial launch of its products.  Until the first reporting period when regulatory approval has been received or is otherwise considered probable, the Company records all such costs as research and development expense.  Inventory used in clinical trials is also expensed as research and development expense, when selected for such use.  The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified.  Such impairment charges, should they occur, are recorded as a component of cost of product sales in the consolidated statements of operations and comprehensive loss.  The determination of whether inventory costs will be realizable requires the use of estimates by management.  If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. As of December 31, 2018, the Company capitalized $0.6 million in inventory, which is included in prepaid and other current assets on the consolidated balance sheet.

Valuation of Other Long-Lived Intangible Assets

The Company’s finite-lived intangible assets are stated at cost less accumulated amortization. The Company calculates amortization expense by the straight-line method using estimated useful lives of the related assets. The Company reviews finite-lived assets for impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset (or asset group) may not be recoverable. The Company’s impairment review is based on an estimate of the undiscounted cash flows at the lowest level for which identifiable cash flows exist and impairment occurs when the book value of the asset exceeds the estimated future undiscounted cash flows generated by the asset. When an impairment is indicated, a charge is recorded for the difference between the book value of the asset and its fair value. Depending on the asset, estimated fair value may be determined either by use of a discounted cash flow model, or by reference to estimated selling values of assets in a similar condition.

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is inherently subjective in nature and often involves the use of significant estimates and assumptions based on known facts and circumstances at the time we perform the valuation. The use of different assumptions, inputs and judgments or changes in circumstances could materially affect the results of the valuation and could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. The Company did not record an impairment charge relating to goodwill for the years ended December 31, 2018 and 2017.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, using the full retrospective transition method. Under this method, the Company revised its consolidated financial statements for the years ended December 31, 2017 and applicable interim periods within those years, as if ASC 606 had been effective for those periods. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied as services are rendered.

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

Contract costs

The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if the costs are expected to be recovered. As a practical expedient, the Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. To date, the Company has not incurred any incremental costs of obtaining a contract with a customer.

Impact of adoption

The adoption of ASC 606 on January 1, 2018 did not result in significant changes to the revenue recognition pattern for any of the Company’s license and collaboration agreements. For further discussion of the adoption of this standard, and for a discussion of accounting for collaboration revenue, see Note 4, License and Collaboration Agreements.

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

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, or ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. The Company has not recorded interest and penalties related to any unrecognized tax benefits in the years ended December 31, 2018 and 2017.

Stock-Based Compensation

The Company accounts for its stock-based awards in accordance with ASC 718, Compensation—Stock Compensation, or ASC 718, which requires all stock-based payments to employees, including grants of stock options, modifications to existing stock options, and restricted stock unit awards, to be recognized as expense based on their fair values. The Company recognizes the compensation cost of awards subject to performance-based vesting conditions over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance using the accelerated attribution method. If achievement of the performance condition is not probable, but the award will vest based on the service condition, the Company recognizes the expense over the requisite service period. A change in the requisite service period that does not change the estimate of the total compensation cost (i.e., it does not affect the grant-date fair value or quantity of awards to be recognized) is recognized prospectively over the remaining requisite service period. A change in the estimate of the quantity of the awards that are considered probable of vesting results in a cumulative catch-up of stock-based compensation expense in the period of the change in estimate. The Company accounts for stock-based awards to non-employees using the fair value method on a straight-line basis over the associated service period of the award. The Company expenses restricted stock unit awards to employees based on the fair value of the award on a straight-line basis over the associated service period of the award.

Share-based payments issued to non-employees are recorded at their fair values, are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505 (ASC 505), Equity.

The Company estimates the fair value of its stock-based awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (1) the expected volatility of stock, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the lack of a public market for the Company’s common stock prior to completion of reverse merger on October 30, 2014, and resulting lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, the Company has selected companies with characteristics that are comparable, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period as the calculated expected term of its stock-based awards. During 2015, the Company began to blend its stock price history, for the length of time it has market data for its stock, with the historical volatility of similar public companies for the expected term of each grant. The Company has estimated the expected life of its employee stock options as the average of the midpoints between vesting exercise date for each vesting-tranche and the contractual term of the options as the last available exercise date of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The Company adopted ASU 2018-18 during the three months ended December 31, 2018. The adoption of ASU 2018-18 did not have a material impact on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendment requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. This ASU is effective for fiscal years and interim periods beginning after December 15, 2018. The guidance is required to be adopted using a modified retrospective approach applied to leases existing at the date of initial application. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be restated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company expects it will elect to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: (i) whether existing or expired arrangements are or contain a lease, (ii) the lease classification of existing or expired leases, and (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Further, the Company expects to utilize the short-term lease exemption for all leases with a lease term of 12 months or less for purposes of applying the recognition and measurements requirements in the new standard. In preparation for the adoption of the standard, the Company has implemented internal controls and processes to enable the preparation of financial information including the assessment of the impact of the standard. The Company’s analysis includes, but is not limited to, assessing its existing lease and service contracts, determining the appropriate discount rates to apply to its leases in order to determine the impact that the new leasing standards may have on its consolidated statements of operations, financial position and disclosures. Further, the Company is establishing policies and procedures in order to adhere to the requirements of the new standard, which includes enhanced disclosure requirements. While the Company continues to assess all of the impacts of the adoption of the new standard, the Company currently expect to recognize additional lease liabilities and right-of-use assets for its operating leases as of January 1, 2019 which will have a material impact to its consolidated balance sheets. Refer to Note 16, Commitments and Contingencies, for further detail regarding our operating leases. The Company does not expect that the new standard will have a material impact to the Company’s consolidated statements of operations or cash flows.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope Modification Accounting.  The new standard is intended to reduce the diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award.  The new standard was effective beginning January 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations upon adoption.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The new standard simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions.  The new standard became effective beginning January 1, 2019 and early adoption is permitted.  The Company adopted the standard on January 1, 2019. The adoption of these standards is not expected to have a material impact on the Company’s consolidated financial position or results of operations upon adoption.

3.	Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method or the as if converted method, as applicable. For purposes of this calculation, stock options, restricted stock units, or RSUs, warrants to purchase common stock and shares of common stock issuable upon conversion of convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents the computation of basic and diluted net loss per share.

	Year Ended December 31,
	2018	2017
Numerator
Net loss	$(112,356)	$(89,069)
Denominator
Weighted-average common shares outstanding— basic and diluted	31,513,454	26,827,253
Net loss per share—basic and diluted	$(3.57)	$(3.32)

The following outstanding shares subject to stock options and RSUs, warrants to purchase shares of common stock and common stock issuable upon conversion of convertible debt were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the years ended December 31, 2018 and 2017, as indicated below:

	Year Ended December 31,
	2018	2017
Excluded potentially dilutive securities (1):
Common stock issuable under the April 2018 convertible debt offering	10,377,361	—
Shares subject to options to purchase common stock	3,777,162	3,608,907
Unvested restricted stock units	1,470,237	1,167,703
Shares subject to warrants to purchase common stock	104,455	84,828
Shares issuable under employee stock purchase plan	979,833	36,539
Totals	16,709,048	4,897,977

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

Under the terms of the Zai Collaboration Agreement, Paratek Bermuda Ltd. earned an upfront cash payment of $7.5 million in April 2017 and $5.0 million upon approval by the FDA of a New Drug Application, or NDA, submission in the CABP indication, which occurred on October 2, 2018.  Paratek Bermuda Ltd. is eligible to receive up to $9.0 million in potential future regulatory milestone payments and $40.5 million in potential future commercial milestone payments, the next being $3.0 million upon submission of the first regulatory approval application for a licensed product in the People’s Republic of China.  The terms of the Zai Collaboration Agreement also provide for Zai to pay Paratek Bermuda Ltd. tiered royalties at a low double digit to mid-teen percent on net sales of the licensed product in the Zai territory.

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

The Company evaluated the Zai Collaboration Agreement under ASC 606. The Company determined that there were six material promises under the Zai Collaboration Agreement: (i) an exclusive license to develop, manufacture and commercialize omadacycline in the Zai territory, (ii) the initial technology transfer (iii) a transfer of certain materials and materials know-how, (iv) optional manufacturing services, (v) optional regulatory support and (vi) optional commercialization support. The Company determined that the exclusive license and initial technology transfer were not distinct from one another, as the license has limited value without the transfer of the Company’s technology, which will allow Zai to develop the manufacturing process and commercialize omadacycline in the Zai territory in the timeline anticipated under the agreement. Without the technology transfer, Zai would incur additional costs to recreate the Company’s know-how. Therefore, the license and initial technology transfer are combined as a single performance obligation.  The transfer of materials is a single distinct performance obligation.  The Company evaluated the option rights for manufacturing services, regulatory support and commercialization support to determine whether they represent or include material rights to Zai and concluded that the options were not issued at a discount, and therefore do not represent material rights. As such, they are not considered performance obligations at the outset of the arrangement.

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

The Company satisfied both performance obligations and recognized the upfront payment of $7.5 million as revenue in the year ended December 31, 2017.

As FDA approval was not within the control of the Company and was not obtained until October 2, 2018, the achievement of the milestone was not deemed probable and the risk of significant reversal of revenue was not resolved until that time.  Upon the FDA approval, the uncertainty related to this milestone was resolved and a significant reversal of revenue would not occur in future periods.  As such, the $5.0 million milestone payment was recognized as revenue at the time of FDA approval.

As regulatory approval in the PRC is not within the control of the Company, the achievement of the milestone was not deemed probable and the risk of significant reversal of revenue was not resolved as of December 31, 2018.  As such, the next milestone payment was not recognized as revenue in the year ended December 31, 2018.

There was no deferred revenue as of December 31, 2018 and 2017.

Almirall, LLC

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

The Company received an upfront fee in the amount of $4.0 million upon the execution of the Almirall Collaboration Agreement, $1.0 million upon filing of an Investigational NDA in 2010, $2.5 million upon initiation of Phase 2 trials in 2012 and $4.0 million upon initiation of Phase 3 trials associated with the Almirall Collaboration Agreement in December 2014.

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

In October 2018, the FDA’s regulatory approval of sarecycline, under the tradename SEYSARA, triggered the last milestone payment under the Almirall Collaboration Agreement of $12.0 million. Since FDA approval of SEYSARA was outside of the Company’s control and not obtained until October 2, 2018, the achievement of the milestone was not deemed probable and the risk of significant reversal of revenue was not resolved until such time.  Upon the FDA approval, the uncertainty related to this milestone was resolved and a significant reversal of revenue would not occur in future periods.  As such, the $12.0 million milestone payment was recognized as revenue at the time of FDA approval.

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

Royalty payments will be recognized when the sales occur.

Purdue Pharma L.P.

In July 2009, the Company and Purdue Pharma L.P., or Purdue Pharma, entered into a collaboration agreement, or the Purdue Collaboration Agreement, which granted an exclusive license to Purdue Pharma to commercialize Intermezzo in the United States in exchange for a non-refundable license fee, certain milestone payments and tiered royalties on net sales of Intermezzo.

In December 2013, Purdue Pharma notified the Company that it intended to discontinue use of the Purdue Pharma sales force to actively market Intermezzo to healthcare professionals during the first quarter of 2014.

In October 2014, the Company announced that its Board of Directors had approved a special dividend of, among other things, the right to receive, on a pro rata basis, 100% of any royalty income received by the Company pursuant to the Purdue Collaboration Agreement and 90% of any cash proceeds from a sale or disposition of Intermezzo, less fees and expenses incurred in connection with such activity, to the extent that either occurred prior to the second anniversary of the closing date of the Merger. On October 28, 2016, in satisfaction of the Company’s payment obligation of the proceeds of sale or disposition of the Intermezzo assets to the former Transcept stockholders under the Merger Agreement, the Company executed a royalty sharing agreement, or the Royalty Sharing Agreement, with the Special Committee of the Company’s Board of Directors, or the Special Committee, a committee established in connection with the Merger. Under the Royalty Sharing Agreement, the Company agreed to pay to the former Transcept stockholders 50% of all royalty income received by the Company pursuant to the Purdue Collaboration Agreement, net of all costs, fees and expenses incurred by the Company in connection with the Purdue Collaboration Agreement, related agreements, the Intermezzo product and the administration of the royalty income to the Transcept stockholders. The NDA for Intermezzo was then withdrawn from the FDA by Purdue Pharma as of December 31, 2018 and further sales of the drug are not planned.  Neither the Company nor the former shareholders of Transcept will receive future cash payments pursuant to the Royalty Sharing Agreement.  As such, the Company impaired the remaining balance of the Intermezzo product rights during the fourth quarter of 2018.

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

Past Collaborations

Novartis

In September 2009, the Company and Novartis International Pharmaceutical Ltd., or Novartis, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. The Company and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, EMA, or any regulatory agency, but only to the extent the Company had not previously granted such commercialization rights related to omadacycline to another third party as of any such approval. The Company also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by the Company in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $3.6 million as of December 31, 2018 and December 31, 2017 included within “Other Long-Term Liabilities” on the Company’s consolidated balance sheet. There are no other payment obligations to Novartis under the Novartis Agreement or the amended Novartis Letter Agreement.

5.	Restricted Cash

Short-term restricted cash

As of December 31, 2018 and 2017, restricted cash of $0.3 million primarily represents royalty income received but not yet paid to former Transcept stockholders as part of the royalty sharing agreement, or the Royalty Sharing Agreement, executed by the Company on October 28, 2016 with the Special Committee. See Note 12, Fair Value Measurements, for more information on the Royalty Sharing Agreement.

Long-term restricted cash

The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. Refer to Note 16, Commitments and Contingencies, for further details. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of December 31, 2018 and 2017, naming the landlord as beneficiary.

6.	Cash and Cash Equivalents and Marketable Securities

The following is a summary of available-for-sale securities as of December 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gains		Unrealized Losses	Fair Value
December 31, 2018
U.S. treasury securities	$245,979		$65	$(193)	$245,851
Total	$245,979		$65	$(193)	$245,851
December 31, 2017
U.S. treasury securities	$114,666		$—	$(158)	$114,508
Government agencies	1,799		—	—	1,799
Total	$116,465	$		$(158)	$116,307

No available-for-sale securities held as of December 31, 2018 and 2017 had remaining maturities greater than fifteen months and twelve months, respectively.

7.	Fixed Assets, Net

Fixed assets consist of the following (in thousands):

	Estimated Useful Life	December 31,
	In Years	2018	2017
Office equipment	5	$866	$866
Computer equipment	3	412	412
Computer software	3	798	787
Leasehold improvements		909	860
Gross fixed assets		2,985	2,925
Less: Accumulated depreciation and amortization		(1,812)	(1,214)
Net fixed assets		$1,173	$1,711

In addition, leasehold improvements are amortized over the shorter of the lease term or the estimated useful economic lives of the related assets.

Depreciation expense for both the years ended December 31, 2018 and 2017 was approximately $0.6 million, which is included in general and administrative and research and development expense on the accompanying consolidated statements of operations.

During 2017 the Company retired a small amount of fixed assets with no gain or loss recognized.

8.	Intangible Assets, Net

Intermezzo product rights and the TO-2070 license rights were acquired through the Merger. Refer to Note 4, License and Collaboration Agreements, for further detail concerning Intermezzo.  Intangible assets are reviewed when events or circumstances indicate that the assets might be impaired. An impairment loss would be recognized when the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets.  If it is determined that the intangible asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying value of the intangible asset over its fair value.

During the year ended December 31, 2017, Intermezzo product sales projections significantly declined and as such, a recoverability test was performed each reporting period during 2017. The Company determined that the summation of the undiscounted cash flows through the year of patent expiration, or the estimated useful life of the asset, were less than the carrying value of the asset resulting in total impairment of $0.7 million for the year ended December 31, 2017. During 2018, the NDA for Intermezzo was withdrawn from the FDA by Purdue Pharma and further sales of the drug are not planned.  As such, the Company impaired the remaining balance of the Intermezzo product rights during 2018.

9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2018	2017
Intermezzo payable	$—	$124
Accrued legal costs	366	257
Accrued other	809	262
Accrued professional fees	2,563	953
Accrued compensation	6,070	3,403
Accrued contract research	1,747	2,360
Accrued commercial	1,280	911
Total	$12,835	$8,270

10.	Common Stock

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

In October 2015 and February 2017, the Company entered into Controlled Equity OfferingSM Sales Agreements, or the 2015 Sales Agreement and 2017 Sales Agreement, respectively, and collectively, the Sales Agreements, with Cantor Fitzgerald & Co., or Cantor, under which the Company could, at its discretion, from time to time sell shares of its common stock, with a sales value of up to $50 million under each Sales Agreement through Cantor. The Company provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of

1933, as amended. The Company has sold all $50 million of shares of its common stock under the 2015 Sales Agreement. The Company received $1.7 million in proceeds, after deducting commissions of $0.1 million, from the sale of 96,308 shares of common stock, during the year ended December 31, 2018, under the 2017 Sales Agreement. As of February 28, 2019, $0.8 million remains available for sale under the 2017 Sales Agreement.

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

As described in Note 14, Long-term Debt, in connection with the second amendment to the Hercules Loan Agreement on December 12, 2016, the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 18,574 shares of its common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per share, or the Loan Amendment Warrants. Additionally, in connection with the borrowing of the Third Tranche, as defined in Note 14, Long-term Debt, on June 27, 2017, the Company issued an additional warrant to Hercules Capital, Inc. to purchase 5,374 shares of its common stock at an exercise price of $23.26 per share, or the Additional Warrant. The Additional Warrant’s total relative fair value of $0.1 million was determined using a Black-Scholes option-pricing model with the following assumptions:

June 30, 2017
Volatility	67.8%
Weighted average risk-free interest rate	1.8%
Expected dividend yield	0.0%
Expected term	5 years

As described in Note 14, Long-term Debt, in connection with the fifth amendment to the Hercules Loan Agreement, or the Fifth Amendment, on August 1, 2018, the Company issued to Hercules Capital, Inc. a warrant to purchase up to 19,627 shares of its common stock at an exercise price of $10.19 per share, or the Fifth Amendment Warrant. The Fifth Amendment Warrant’s total relative fair value of $0.1 million was determined using a Black-Scholes option-pricing model with the following assumptions:

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

As a result of the Merger and concurrent recapitalization, there are no shares of preferred stock issued or outstanding as of December 31, 2018 and 2017.

12.	Fair Value Measurements

Financial instruments, including cash, cash equivalents, restricted cash, money market funds, U.S. treasury and government agency securities, accounts receivable, accounts payable, accrued expenses, contingent obligations and the Intermezzo reserve, are carried on the condensed consolidated financial statements at amounts that approximate fair value. The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date.  The fair value of the Company’s debt (including the Notes as defined in Note 14, Long-Term Debt), is $179.3 million as of December 31, 2018. The fair value of the Company’s debt was determined using Level 3 inputs.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2018
Assets:
U.S. treasury securities	$245,851	$—	$—	$245,851
Total Assets	$245,851	$—	$—	$245,851

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2017
Assets:
U.S. treasury securities	$114,508	$—	$—	$114,508
Government agencies	—	1,799	—	1,799
Total Assets	$114,508	$1,799	$—	$116,307
Liabilities:
Contingent obligations	$—	$—	$71	$71
Total Liabilities	$—	$—	$71	$71

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

The significant unobservable inputs used in the fair value measurement of the contingent obligation to former Transcept stockholders with respect to the Intermezzo product rights during the year ended December 31, 2017 were estimated future Intermezzo product revenues and associated royalties due to the Company as well as the appropriate discount rate given consideration to the market and forecast risk involved. As of December 31, 2018, the NDA for Intermezzo was withdrawn from the FDA by Purdue Pharma and further sales of the drug are not planned.  Neither Paratek nor the former shareholders of Transcept will receive future cash payments pursuant to the Royalty Sharing Agreement.  As such, the Company wrote off the remaining balance of the Intermezzo product rights and related contingent consideration during the fourth quarter of 2018.

The results of the above yielded a decrease in the contingent obligation to former Transcept stockholders of $0.1 and $0.6 million during the years ended December 31, 2018 and 2017, respectively.

The following table provides a roll forward of the fair value of contingent obligations categorized as Level 3 instruments for the years ended December 31, 2018 and 2017 (in thousands):

Contingent liability— former Transcept stockholders
Balances at December 31, 2016	$655
Decrease in fair value	(584)
Balances at December 31, 2017	$71
Decrease in fair value	(71)
Balances at December 31, 2018	$—

13.	Stock-Based Compensation

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

As of December 31, 2018 and 2017, no additional shares remained available for issuance under the 2006 Plan.   All shares cancelled or forfeited during the years ended December 31, 2018 and 2017 became available for grant under the 2015 Plan.

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

During the year ended December 31, 2015, prior to the effectiveness of the 2015 Plan, the Company’s Board of Directors granted 24,000 stock options to directors, officers, employees and consultants to the 2014 Plan with time vesting provisions ranging from one to four years.  As of December 31, 2018 and 2017, no additional shares remained available for issuance the 2014 Plan. All shares cancelled or forfeited during the years ended December 31, 2018 and 2017 became available for grant under the 2015 Plan.

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

The Company has not made any additional grants under the 2015 Inducement Plan since December 31, 2015.  Although the Company does not currently anticipate the issuance of additional stock options under the 2015 Inducement Plan, 106,500 shares remain available for grant under that plan, as well as any shares underlying outstanding stock options that may become available for grant pursuant to the plan’s terms. It is therefore possible that the Company may, based on the business and recruiting needs of the Company, issue additional stock options under the 2015 Inducement Plan.

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

The number of shares available for issuance under the 2015 Plan was initially 1,200,000 shares, plus the number of shares that again become available for grant as a result of forfeited or terminated awards or shares withheld in satisfaction of the exercise price of withholding obligations associated with awards under the Prior Plans, not to exceed 2,000,000 shares. 1,612,969, 1,397,050 and 1,167,931 shares of common stock were automatically added to the shares authorized for issuance under the 2015 Plan on January 1, 2019, January 1, 2018 and January 1, 2017, respectively, pursuant to a “Share Reserve” provision contained in the 2015 Plan.  The

Share Reserve will automatically increase on January 1st of each year, for the period commencing on (and including) January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur.

During the year ended December 31, 2017, the Company’s Board of Directors granted restricted stock unit awards to executives and employees of the Company.  Certain of the grants included performance-based RSU, or PRSU, awards to certain executives and employees of the Company. The PRSU awards issued in February 2017 have vested as follows: 20% of the PRSUs vested upon achievement of data lock for Study 16301 (oral only ABSSSI), which occurred in July 2017; 30% of the PRSUs vested upon achievement of IV and oral NDA filing acceptances, which occurred in April 2018; and 50% of the PRSUs vested upon FDA approval of omadacycline, which occurred in October 2018.  400,500 shares vested during the year ended December 31, 2018 related to the February 2017 PRSU award resulting in compensation cost of $4.2 million.

The PRSU awards issued in August 2017 and January 4, 2018 were earned upon FDA approval of omadacycline, or the Milestone, and shall, upon achievement of the Milestone, which occurred in October 2018, be eligible  to vest as to 100% of the PRSUs subject to the award on the first anniversary of the Milestone achievement date.  No shares vested under the August 2017 or January 4, 2018 PRSU awards during the year ended December 31, 2018. Since the Milestone was achieved, the Company recognized compensation cost, for a total of $4.0 million for the performance condition during the year ended December 31, 2018 using the accelerated attribution method.

During the year ended December 31, 2018, the Company’s Board of Directors granted 1,191,808 restricted stock unit, or RSU, awards to executives and employees of the Company and 141,175 stock options to directors, officers, employees and consultants of the Company under the 2015 Plan. The stock option awards are subject to time-based vesting over a period of one to four years.  The RSU awards made to directors of the Company are subject to time-based vesting, with 1/3 of the award vesting on December 10, 2018, or the Initial Vesting Date, and an additional 1/3 vesting on each anniversary of the Initial Vesting Date. The grants also included PRSU awards to certain executives and employees of the Company and have vested or will vest as follows: (a)10/55 shall be earned and time vest on achievement of European Medicines Agency, or EMA, filing preliminary validation, which occurred in October 2018, (b) 20/55 shall be earned and time vest on achievement of EMA approval, and (c) 25/55 shall be earned on achievement of the launch of omadacycline in the United States and time vest on the date that is 15 months following such launch date. 86,750 shares vested during the year ended December 31, 2018 related to milestone (a) above, resulting in compensation cost of $1.2 million. Since the Company believes it is probable that milestone (c) above will be achieved, the Company recognized compensation cost, for a total of $1.2 million for the performance condition during the year ended December 31, 2018 using the accelerated attribution method.

7,500 RSUs and 41,832 stock options granted under the 2015 Plan were cancelled, forfeited or expired during the year ended December 31, 2018.

2017 Inducement Plan

In June 2017, the Company’s Board of Directors adopted the 2017 Inducement Plan in accordance with Nasdaq Rule 5635(c)(4), reserving 550,000 shares of common stock solely for the grant of inducement stock options to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. In October 2018, the Company’s Board of Directors adopted an amendment in accordance with Nasdaq Listing Rule 5635(c)(4) to increase the aggregate number of shares of common stock that may be issued pursuant to awards under the 2017 Inducement Plan from 550,000 shares to 1,050,000 shares.

During the year ended December 31, 2018, the Company’s Board of Directors granted 175,100 stock options and 82,150 RSUs to employees of the Company under the 2017 Inducement Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards are time-based with 100% of the shares of common stock subject to the RSUs vesting three years from the grant date. 950 RSUs and 5,250 stock options granted under the 2017 Inducement Plan were forfeited during the year ended December 31, 2018.

Total shares available for future issuance under the 2015 Plan, 2015 Inducement Plan and 2017 Inducement Plan are 141,280, 106,500 shares and 538,950 shares, respectively, as of December 31, 2018.

A summary of stock option activity and related information through December 31, 2018 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted– Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding
Balances at December 31, 2017	3,608,907	$17.01	7.78	$13,311
Granted	316,275	12.32
Exercised	(53,938)	5.28
Cancelled or forfeited	(27,624)	17.70
Expired	(66,458)	24.35
Balances at December 31, 2018	3,777,162	$16.65	7.10	$506
Exercisable
December 31, 2018	2,903,496	$16.73	6.71	$502

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that were in the money at December 31, 2018 and 2017.

During the years ended December 31, 2018 and 2017, the Company granted stock options to purchase an aggregate of 316,275 shares and 969,000 shares of its common stock, under the equity plans described above, respectively, with weighted-average grant date fair values of options granted of $7.63 and $11.34 and respectively.

The total intrinsic value of stock options exercised was $0.4 million and $1.4 million for the years ended December 31, 2018 and 2017, respectively.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the year ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested balance at December 31, 2016	454,000	$19.67
Granted	908,200	$16.98
Released	(183,797)	$14.60
Forfeited	(10,700)	$14.14
Unvested balance at December 31, 2017	1,167,703	$18.43

During the year ended December 31, 2018 the Company granted 1,273,958 restricted stock units with a weighted-average grant date fair value per share of $13.97. During the year ended December 31, 2017 the Company granted 908,200 restricted stock units with a weighted-average grant date fair value per share of $16.98.

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

The relevant data used to determine the value of the stock option grants is as follows:

	Year Ended December 31,
	2018	2017
Volatility	67.3%	75.5%
Weighted average risk-free interest rate	2.7%	2.0%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	5.9	5.8

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2018	2017
Research and development expense	$8,727	$5,513
General and administrative expense	16,759	11,389
Total stock-based compensation expense	$25,486	$16,902

Total unrecognized stock-based compensation expense for all stock-based awards was $20.2 million at December 31, 2018. This amount will be recognized over a weighted-average period of 1.74 years.

2009 Employee Stock Purchase Plan

On June 3, 2009, at the annual meeting of stockholders, the stockholders of the Company approved the 2009 Employee Stock Purchase Plan, or the 2009 ESPP. The Company’s 2009 ESPP is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions and during specified offering periods under the plan. The price of common stock purchased under the 2009 ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. As of December 31, 2018 and 2017, 36,539 shares were available for issuance under the 2009 ESPP. Since the Merger, the Company has not made the 2009 ESPP available to employees.

2018 Employee Stock Purchase Plan

The Company’s Board of Directors adopted, and in June 2018 Company’s stockholders approved, the Paratek Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan, or the 2018 ESPP. The 2018 ESPP was amended in October 2018 to change the commencement dates of the offering periods. The maximum aggregate number of shares of our common stock that may be purchased under the 2018 ESPP will be 943,294 shares, or the ESPP Share Pool, subject to adjustment as provided for in the 2018 ESPP.  The ESPP Share Pool represented 3% of the total number of shares of our common stock outstanding as of March 31, 2018. The 2018 ESPP allows eligible employees to purchase shares during certain offering periods, which will be six -month periods commencing June 1 and ending November 30 and commencing December 1 and ending May 31 of each year.  The first offering under the 2018 ESPP was December 1, 2018.

Reserved Shares

At December 31, 2018, the Company has reserved shares of common stock for future issuance as follows:

Number of Shares
Equity plans:
Subject to outstanding options and restricted shares	5,247,399
Available for future grants	786,730
Warrants	104,455
Employee stock purchase plans	979,833
Common stock issuable under the April 2018 convertible debt offering	10,377,361
Total	17,495,778

14.	Long-Term Debt

Hercules Loan Agreement

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

In connection with the Hercules Loan Agreement, the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P., a warrant to purchase 16,346 shares of the Company’s common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share. The Hercules Warrants’ total relative fair value of $288,000 at September 30, 2015 was determined using a Black-Scholes option-pricing model. The relative fair value of the Hercules Warrants was included as a discount to the Term Loan and also as a component of additional paid-in capital.  See Note 10, Capital Stock, for further description of the Hercules Warrants.

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

Upon an Event of Default, an additional 5.0% interest would be applied, and Hercules could, at its option, accelerate and demand payment of all or any part of the loan together with the prepayment and end of term charges. An Event of Default is defined in the Hercules Loan Agreement as (i) failure to make required payments; (ii) failure to adhere to financial, operating and reporting loan covenants; (iii) an event or development occurs that would be reasonably expected to have a material adverse effect; (iv) false representations in the Hercules Loan Agreement; (v) insolvency, as described in the Hercules Loan Agreement; (vi) levy or attachments on any of the Company's assets; and (vii) default of any other agreement or subordinated debt greater than $1.0 million. In the event of insolvency, this acceleration and declaration would be automatic. In addition, in connection with the Hercules Loan Agreement, the Company agreed to provide Hercules with a contingent security interest in the Company's bank accounts. The Company's control of its bank accounts is not adversely affected unless Hercules elects to obtain unilateral control of the Company's bank accounts by declaring that an Event of Default has occurred. The principal of the Term Loan, which is not due within 12 months of December 31, 2018 as a result of the Interest Only Period Extension Event, has been classified as long-term debt.

The modified terms under the Second Amendment, Third Amendment and Fifth Amendment were not considered substantially different as compared to the terms of the Hercules Loan Agreement immediately prior to the Second Amendment, Third Amendment and Fifth Amendment, pursuant to ASC 470-50, Modification and Extinguishment. As such, the Second Amendment, Third Amendment and Fifth Amendment were accounted for as a debt modification. The 0.1 million, $0.4 million and $0.1 million amendment fees paid to Hercules in connection with the Second Amendment, Third Amendment and Fifth Amendment, respectively, were recorded as debt discount and will be amortized as part of the effective yield. In addition, the unamortized discount on the original loan agreement will be amortized as an adjustment of interest expense over the remaining term of the modified debt using an updated effective interest rate. All costs incurred with third parties were expensed as incurred.

The following table summarizes the impact of the Hercules Loan Agreement, as amended, on the Company’s consolidated balance sheets at December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Gross proceeds	$70,000	$60,000
Unamortized debt discount costs	(606)	(814)
Carrying Value	$69,394	$59,186

Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Future principal payments, which exclude the end of term charge, in connection with the Hercules Loan Agreement, as amended, as of December 31, 2018 are as follows (in thousands):

2019	$—
2020	1,556
2021	64,924
2022	3,520
2023 and thereafter	—
Total	$70,000

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

The Company has evaluated the Indenture for derivatives pursuant to ASC 815, Derivatives and Hedging, or ASC 815, and identified an embedded derivative that requires bifurcation as the feature is not clearly and closely related to the host instrument. The embedded derivative is a default provision, which could require additional interest payments. The Company has determined that the fair value of this embedded derivative was nominal during the year ended December 31, 2018.

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

The following table summarizes how the issuance of the Notes is reflected in the Company’s consolidated balance sheets at December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Gross proceeds	$165,000	$—
Unamortized debt discount costs	(5,434)	—
Carrying Value	$159,566	$—

The Company recognized coupon interest expense of $5.4 million and amortization expense on the debt issuance costs of $0.6 million for the year ended December 31, 2018.

Long-term debt on the Company’s consolidated balance sheets at December 31, 2018 and 2017 includes the carrying value of the Hercules Loan Agreement, as amended, and the Notes.

Royalty-Backed Loan Agreement

On February 25, 2019, the Company, through its wholly-owned subsidiary Paratek Royalty Corporation, or the Subsidiary, entered into a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, with Healthcare Royalty Partners III, L.P., or the Lender. Pursuant to the terms of the Royalty-Backed Loan Agreement, upon the satisfaction of the condition’s precedent set forth therein, the Subsidiary expects to borrow a $32.5 million loan, which will be secured by, and repaid based upon, royalties from the Almirall Collaboration Agreement.

Under the Royalty-Backed Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 12.0%.  Payments of interest under the Royalty-Backed Loan Agreement will be made quarterly, beginning in August2019, out of the Almirall Collaboration Agreement.  Royalty payments received since the immediately preceding payment date. On each interest payment date, any royalty payments in excess of accrued interest on the loan will be used to repay the principal of the loan until the balance is fully repaid.  In addition, the Subsidiary will make up-front payments to the Lender of (i) a 1.5% fee and (ii) up to $300,000 for the Lender’s expenses. The Royalty-Backed Loan Agreement matures on May 1, 2029, at which time, if not earlier repaid in full, the outstanding principal amount of the loan, together with any accrued and unpaid interest, and all other obligations then outstanding, shall be due and payable in cash. The Company has entered into a Pledge and Security Agreement in favor of the Lender, pursuant to which the Subsidiary’s obligations under the Loan Agreement are secured by a pledge of all of the Company’s holdings of the Subsidiary’s capital stock.

The Royalty-Backed Loan Agreement contains certain customary affirmative covenants, including those relating to: use of proceeds; maintenance of books and records; financial reporting and notification; compliance with laws; and protection of Company intellectual property. The Royalty-Backed Loan Agreement also contains certain customary negative covenants, barring the Subsidiary from: certain fundamental transactions; issuing dividends and distributions; incurring additional indebtedness outside of the ordinary course of business; engaging in any business activity other than related to the Almirall Collaboration Agreement; and permitting any additional liens on the collateral provided to Lender under the Royalty-Backed Loan Agreement.

The Royalty-Backed Loan Agreement contains customary defined events of default, upon which any outstanding principal and unpaid interest shall be immediately due and payable. These include: failure to pay any principal or interest when due; any uncured breach of a representation, warranty or covenant; any uncured failure to perform or observe covenants; any uncured cross default under a material contract; any uncured breach of the Company’s representations, warranties or covenants under its Contribution and Servicing Agreement with the Subsidiary; any termination of the Almirall Collaboration Agreement; and certain bankruptcy or insolvency events.

15.	Income Taxes

(Loss) income before income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2018	2017
United States	$(106,654)	$(83,762)
Foreign	(5,200)	(4,554)
Total	$(111,854)	$(88,316)

The components of income tax (benefit) expense consist of the following:

	Year Ended December 31,
(in thousands)	2018	2017
Foreign	502	753
Total	$502	$753

There is no provision for income taxes in the United States because the Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred tax assets. The provision for income taxes in foreign jurisdictions relate to withholding taxes incurred in connection with the Zai Collaboration Agreement.. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in valuation allowance.

During 2017, the Company recorded tax changes for the impact of the Tax Cuts and Jobs Act effects using the current available information and technical guidance on the interpretations of the Tax Cuts and Jobs Act. As permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company recorded provisional estimates and have subsequently finalized our accounting analysis based on the guidance, interpretations, and data available as of December 31, 2018. Adjustments made in the fourth quarter of 2018 upon finalization of our accounting analysis were not material to our Consolidated Financial Statements.

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Year Ended December 31,
	2018	2017
Federal statutory rate	21.00%	35.00%
Change in valuation allowance	(22.16)	17.61
Permanent differences	(1.83)	0.66
State taxes, net of federal benefits	4.16	5.57
Withholding Tax	(0.45)	(0.85)
Impact of Tax Law Change	—	(59.79)
Foreign Rate Differential	(0.98)	(1.80)
Federal R&D credits	1.13	2.49
Other	(1.32)	0.25
	(0.45)%	(0.86)%

Significant components of the Company’s net deferred tax assets at December 31, 2018 and 2017 are as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Non-current deferred tax assets
Net operating losses	$95,273	$69,977
Accrued expenses	245	228
Capitalized research and development	21,296	24,904
Tax credit carryforwards	12,757	12,843
Other	95	47
Stock compensation and other	11,334	8,218
Total non-current deferred tax assets	141,000	116,217
Non-current deferred tax liabilities
Intangible assets	—	(39)
Total non-current deferred tax liabilities	—	(39)
Net non-current deferred tax asset	141,000	116,178
Less: valuation allowance	(141,000)	(116,178)
Net deferred tax asset	$—	$—

As of December 31, 2018, the Company had federal and state net operating loss carryforwards of $374.0 million and $263.0 million, respectively, which begin to expire in 2024.  The Company's federal net operating losses include $94.0 million, which can be carried forward indefinitely.

As of December 31, 2018, the Company had federal and state research and development tax credits carryforwards of $11.0 million and $3.0 million, respectively, which began to expire in 2019.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are composed principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of $141.0 million and $116.2 million, respectively, was established as of December 31, 2018 and 2017. A change in the Company's valuation allowance was recorded in 2018, in the amount of $24.8 million due primarily to the generation of net operating losses.

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

The Company conducted an analysis under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, to determine if historical changes in ownership through December 31, 2017 would limit or otherwise restrict its ability to utilize its net operating loss and research and development credit carryforwards.  As a result of that study, the Company has identified certain net operating losses that might expire unused.  The Company has established a full valuation allowance against these attributes.

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

The Company completed a study of its research and development credits. As a result of this study the Company adjusted its deferred tax asset related to research and development credit carryforwards.  The Company has not identified or recorded any uncertain tax positions related to this study. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheets or statements of operations if an adjustment were required.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The earliest tax years that remain subject to examination by jurisdiction is 2014 for both federal and Massachusetts. However, to the extent the Company utilizes net operating losses from years prior to 2014, the statute remains open to the extent of the net operating losses or other credits are utilized. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. There was no interest or penalties pertaining to uncertain tax positions in 2018 or 2017.

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

Deferred rent of $0.5 million is included in other liabilities in the consolidated balance sheet as of December 31, 2018 and 2017.

Rent expense, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $1.0 million and $1.0 million for the years ended December 31, 2018, and 2017, respectively, and is reflected in operating expenses.

Future minimum operating lease obligations under non-cancelable leases with initial terms of more than one-year are as follows (in thousands):

Minimum Lease Obligation
Years Ended December 31,
2019	1,156
2020	1,178
2021	964
2022	508
2023	518
2024 and thereafter	396
Total	$4,720

Commercial Supply Agreements

CIPAN

In November 2016, the Company entered into a manufacturing and services agreement with CIPAN – Companhia Industrial Produtora de Antibióticos, or CIPAN. The agreement, as subsequently amended, provides the terms and conditions under which CIPAN will manufacture and supply to the Company increased quantities of minocycline starting material and crude omadacycline, or the CIPAN Products, for purification into omadacycline and, subsequently, for use in the Company’s products that contain omadacycline tosylate as the active pharmaceutical ingredient. Under this agreement, the Company is obligated to pay a CIPAN Product price in the four-digit U.S. dollar range per kilogram for minocycline starting material and in the four-digit or five-digit U.S. dollar range per kilogram for crude omadacycline, based on the annual volume of crude omadacycline that the Company orders, subject to adjustments as set forth in the agreement. CIPAN will also perform certain services related to development, technology transfer and manufacturing of the CIPAN Products as provided in one or more statements of work, which shall set forth the fees payable by the Company to CIPAN for such services.

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

Carbogen

In December 2016, the Company entered into an outsourcing agreement with CARBOGEN AMCIS AG, or Carbogen. The agreement, as subsequently amended, provides for the terms and conditions under which Carbogen will manufacture and supply to the Company the active pharmaceutical ingredient for our omadacycline drug products in bulk quantities, or the Carbogen Product. Under this agreement, the Company is responsible for the cost and supply of crude omadacycline that Carbogen requires to manufacture the Carbogen Products and perform related services. The Company is obligated to pay Carbogen an amount in the seven-digit U.S. dollar range per batch of Carbogen Product that the Company orders, depending on the size of the campaign, and the price may be adjusted in accordance with the terms of the agreement. The Company may also request that Carbogen perform certain services related to the Carbogen Product, for which the Company will pay reasonable compensation to Carbogen.

The Company’s agreement with Carbogen will remain in effect for a fixed initial term and subsequent renewal terms.  Both parties, however, are required to use diligent efforts to replace the existing agreement with a subsequent long-term agreement. The Company may terminate this agreement by delivering notice of termination to Carbogen prior to the expiration of the initial or subsequent term. The agreement may also be terminated under certain other circumstances, including by either party due to a material uncured breach by the other party or the other party’s insolvency.

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

Patheon

In July 2017, the Company entered into a master manufacturing services agreement and corresponding product agreement with Patheon UK Limited, or Patheon.  The product agreement was amended in January 2019 to reflect exchange rate and pricing updates.  The agreements provide for the terms and conditions under which Patheon will manufacture, package and supply to the Company, omadacycline in injectable form, or the Patheon Products. Under these agreements, the Company is required to deliver to Patheon the active pharmaceutical ingredient needed to manufacture the Patheon Products. The Company is obligated to pay a supply price in the six-digit dollar range per batch of the Patheon Products, subject to adjustments as provided in the agreements. Now that the Company’s omadacycline product has been approved, the Company is also subject to an annual minimum purchase requirement in the six-digit U.S. dollar range. If the Company desires for Patheon to conduct additional services other than those expressly set forth in the agreements, those would be subject to additional fees.

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

Other Legal Proceedings

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually, or in the aggregate, a material adverse effect on its results of operations or financial condition. The Company does not believe that any of the above matters will result in a liability that is probable or estimable at December 31, 2018.

17.	401(k) Savings Plan

The Company maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Savings Plan’s matching formula. All matching contributions and participant contributions vest immediately. Contributions totaled $0.5 million and$0.4 million for the years ended December 31, 2018 and 2017, respectively and have been recorded in the consolidated statements of operations.

18.	Quarterly Results (Unaudited)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except per share data)
	(unaudited)
Revenue	$10	$40	$50	$17,017
Operating expenses	26,722	27,769	29,660	37,051
Loss from operations	(26,712)	(27,729)	(29,610)	(20,034)
Other expense, net	(1,038)	(2,004)	(2,473)	(2,253)
Provision for income tax	—	—	—	502
Net loss	$(27,750)	$(29,733)	$(32,083)	$(22,789)
Net loss per share - basic and diluted	$(0.91)	$(0.94)	$(1.01)	$(0.71)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share data)
	(unaudited)
Revenue	$18	$7,514	$12	$5,072
Operating expenses	26,789	24,159	20,309	25,939
Loss from operations	(26,771)	(16,645)	(20,297)	(20,867)
Other expense, net	(899)	(785)	(1,027)	(1,025)
Provision for income tax	—	753	—	—
Net loss	$(27,670)	$(18,183)	$(21,324)	$(21,892)
Net loss per share - basic and diluted	$(1.14)	$(0.66)	$(0.77)	$(0.78)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the design and operation of our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included herein.

(b)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Paratek Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Paratek Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Paratek Pharmaceuticals, Inc. (the Company) maintained in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Paratek Pharmaceuticals, Inc. as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes and our report dated March 5, 2019 expressed an unqualified opinion thereon.

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

March 5, 2019

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2018 fiscal year pursuant to Regulation 14A for our 2018 Annual Meeting of Stockholders, or the 2019 Proxy Statement, and the information to be included in the 2019 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2019 Proxy Statement and is hereby incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item will be contained in the 2019 Proxy Statement and is hereby incorporated by reference.

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

The information required by this item will be contained in the 2019 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2019 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2019 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the 2019 Proxy Statement and is hereby incorporated by reference.

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

(a)(3) Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization by and among Transcept Pharmaceuticals, Inc., Tigris Merger Sub, Inc., Tigris Acquisition Sub, LLC and Paratek Pharmaceuticals, Inc. dated as of June 30, 2014.	Form 8-K	001-36066	2.1	July 1, 2014

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock.	Form 8-K	001-36066	3.1	July 24, 2015

3.4	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	October 5, 2015

4.3	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	December 13, 2016

4.4	Form of Warrant Agreement issued to Hercules Capital, Inc.	Form 8-K	001-36066	4.1	June 29, 2017

4.5	Warrant Agreement issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.5	August 2, 2018

4.6	Warrant, dated as of April 7, 2014, issued to HBM Healthcare Investments (Cayman) Ltd.	Form 10-K	001-36066	10.22	April 2, 2015

4.7	Warrant, dated as of April 18, 2014 issued to K/S Danish BioVenture.	Form 10-K	001-36066	10.23	April 2, 2015

4.8	Warrant, dated as of April 7, 2014 issued to Omega Fund III, L.P.	Form 10-K	001-36066	10.24	April 2, 2015

4.9	Indenture, dated as of April 23, 2018, by and between the Company and U. S. Bank National Association (including the form of the 4.75% Convertible Senior Subordinated Note due 2024).	Form 8-K	001-36066	4.1	April 23, 2018

4.10	Form of 4.75% Convertible Senior Subordinated Note due 2024 (included in Exhibit 4.9)	Form 8-K	001-36066	4.2	April 23, 2018

10.1A+	2006 Incentive Award Plan, as amended and restated.	Form 10-K	001-36066	10.1A	March 9, 2016

10.1B+	Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan.	Form S-8	333-172041	99.2	February 3, 2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.1C+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2006 Incentive Award Plan, as amended.	Form 8-K	001-36066	10.1	February 10, 2015

10.2+	2009 Employee Stock Purchase Plan.	Form 8-K	000-51967	10.1	June 9, 2009

10.3+	2018 Employee Stock Purchase Plan, as amended.	Form 10-Q	001-36066	10.4	November 6, 2018

10.4A+	2014 Equity Incentive Plan, as amended.	Form S-8	333-201204	4.1	December 22, 2014

10.4B+	Form of Option Agreement under the 2014 Equity Incentive Plan, as amended.	Form S-8	333-201204	4.2	December 22, 2014

10.5A+	2015 Inducement Plan.	Form 8-K	001-36066	10.2	February 10, 2015

10.5B+	Form of Stock Option Grant Notice and Option Agreement under the 2015 Inducement Plan.	Form 8-K	001-36066	10.3	February 10, 2015

10.6A+	Paratek Pharmaceuticals, Inc. 2017 Inducement Plan, as amended	Form 8-K	001-36066	10.1	October 18, 2018

10.6B+	Form of Stock Option Grant Notice and Option Agreement under the 2017 Inducement Plan.	Form 8-K	001-36066	10.2	June 16, 2017

10.6C+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Inducement Plan.	Form 8-K	001-36066	10.3	June 16, 2017

10.7A+	2015 Equity Incentive Plan	Form S-8	333-205482	99.5	July 2, 2015

10.7B+	Form of Stock Option Grant Notice and Option Agreement under the 2015 Equity Incentive Plan	Form S-8	333-205482	99.6	July 2, 2015

10.7C+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.	Form S-8	333-205482	99.7	July 2, 2015

10.7D+	Form of Leadership Team Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.	Form 8-K	001-36066	10.1	August 4, 2017

10.7E+	Form of Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.	Form 10-K	001-36066	10.6E	March 6, 2018

10.7F+	Form of Director Stock Option Grant Notice and Option Agreement under the 2015 Equity Incentive Plan.	Form 10-K	001-36066	10.6F	March 6, 2018

10.8+	Paratek Pharmaceuticals, Inc. Annual Incentive Plan.	Form 8-K	001-36066	10.4	June 16, 2017

10.9+	Non-Employee Director Compensation Policy.	Form 10-K	001-36066	10.8	March 6, 2018

10.10A+	Revenue Performance Incentive Plan	Form 8-K	001-36066	10.1	October 4, 2018

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.10B+	Form of Award Agreement under the Revenue Performance Incentive Plan	Form 8-K	001-36066	10.2	October 4, 2018

10.11+	Form of Indemnification Agreement between the Company, its executive officers and directors.	Form 10-K	001-36066	10.8	March 9, 2016

10.12†	Collaborative Research and License Agreement by and between the Company and Warner Chilcott, dated as of July 2, 2007.	Form 10-K	001-36066	10.16	April 2, 2015

10.13†	License and Collaboration Agreement by and between Paratek Bermuda Ltd. and Zai Lab (Shanghai) Co., Ltd., dated April 21, 2017.	Form 10-Q	001-36066	10.11	August 2, 2017

10.14†	License Agreement by and between the Company and Tufts University dated as of February 1, 1997, as amended.	Form 10-K	001-36066	10.17	March 6, 2018

10.15	Amendment No. 10, dated as of March 21, 2017, to the License Agreement by and between the Company and Tufts University	Form 10-Q	001-36066	10.1	May 4, 2017

10.16†	Amendment No. 11, dated as of November 15, 2017, to the License Agreement by and between the Company and Tufts University	Form 10-K	001-36066	10.19	March 6, 2018

10.17+	Amended and Restated Employment Agreement by and between the Company and Douglas W. Pagán, dated as of August 4, 2017.	Form 10-Q	001-36066	10.4	November 8, 2017

10.18+	Amended and Restated Employment Agreement, by and between the Company and Michael F. Bigham, dated as of August 4, 2017.	Form 10-Q	001-36066	10.1	November 8, 2017

10.19+	Amended and Restated Employment Agreement, by and between the Company and Evan Loh, M.D., dated as of August 4, 2017.	Form 10-Q	001-36066	10.3	November 8, 2017

10.20+	Amended and Restated Employment Agreement, by and between the Company and Adam Woodrow, dated as of August 4, 2017.	Form 10-Q	001-36066	10.5	November 8, 2017

10.21+	Amended and Restated Employment Agreement, by and between the Company and William M. Haskel, dated as of August 4, 2017.	Form 10-Q	001-36066	10.2	November 8, 2017

10.22	Stock Purchase Agreement dated October 1, 2015, by and between Paratek Pharmaceuticals, Inc. and Hercules Technology Growth Capital, Inc.	Form 8-K	001-36066	10.1	October 5, 2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.23†	Loan and Security Agreement, dated September 30, 2015, between the Company and Hercules Technology II, L.P., Hercules Technology III, L.P., certain other lenders and Hercules Technology Growth Capital, Inc.	Form 10-Q/A	001-36066	10.5	December 3, 2015

10.24	Amendment No. 1 to Loan and Security Agreement dated November 10, 2015, by and among Paratek Pharmaceuticals, Inc., Paratek Pharma, LLC, Hercules Technology II, L.P., Hercules Technology III, L.P., certain other lenders and Hercules Technology Growth Capital, Inc.	Form 10-K	001-36066	10.23	March 2, 2017

10.25	Amendment No. 2 to Loan and Security Agreement dated December 12, 2016, by and among Paratek Pharmaceuticals, Inc., Paratek Pharma, LLC, Hercules Technology II, L.P., Hercules Technology III, L.P., certain other lenders and Hercules Technology Growth Capital, Inc.	Form 8-K	001-36066	10.1	December 13, 2016

10.26	Amendment No. 3 to Loan and Security Agreement dated June 27, 2017, by and among Paratek Pharmaceuticals, Inc., Paratek Pharma, LLC, Hercules Technology II, L.P., Hercules Technology III, L.P., and Hercules Capital, Inc.	Form 8-K	001-36066	10.1	June 29, 2017

10.27	Amendment No. 4 to the Loan and Security Agreement, dated April 17, 2018, by and among the Company, Paratek Pharma, LLC, Hercules Technology II, L.P., Hercules Technology III, L.P. and Hercules Capital, Inc.	Form 8-K	001-36066	4.3	April 23, 2018

10.28	Amendment No. 5 to the Loan and Security Agreement, dated August 1, 2018, by and among the Company, Paratek Pharma, LLC, Hercules Technology II, L.P., Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc.	Form 10-Q	001-36066	10.3	August 2, 2018

10.29	Boston Lease Agreement between Paratek Pharma LLC and TDC Heritage LLC, dated as of April 24, 2015, as amended.	Form 10-Q	001-36066	10.3	May 4, 2017

10.30	King of Prussia Lease Agreement between Paratek Pharma LLC and Atlantic American Properties Trust, dated as of January 23, 2015, as amended.	Form 10-Q	001-36066	10.2	May 4, 2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.31†	Manufacturing and Services Agreement by and between the Company and Almac Pharma Services Limited, dated as of December 30, 2016.	Form 10-K/A	001-36066	10.27	May 5, 2017

10.32†	Amended and Restated Manufacturing and Services Agreement, by and between the Company and CIPAN - Companhia Industrial Produtora de Antibióticos, S.A., dated as of April 18, 2018.	Form 10-Q	001-36066	10.2	August 2, 2018

10.33*^

First Amendment of Amended and Restated Manufacturing and Services Agreement, by and between the Company and CIPAN – Companhia Industrial Produtora de Antibióticos, S.A., dated as of February 18, 2019.

10.34†	Outsourcing Agreement by and between the Company and CARBOGEN AMCIS AG, dated as of December 30, 2016.	Form 10-K/A	001-36066	10.29	May 5, 2017

10.35*^	First Amendment of Outsourcing Agreement, by and between the Company and CARBOGEN AMCIS AG, dated as of December 18, 2018.

10.36†	Master Manufacturing Service Agreement by and between the Company and Patheon UK Limited dated as of July 28, 2017 and Product Agreement by and between the Company and Patheon UK Limited dated as of July 28, 2017.	Form 10-Q/A	001-36066	10.12	November 6, 2017

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page)

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, State of Massachusetts, on the 5th day of March, 2019.

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

Signature	Title	Date

/s/ Michael F. Bigham	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 5, 2019
Michael F. Bigham

/s/ Douglas W. Pagán	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2019
Douglas W. Pagán

/s/ Evan Loh, M.D.	President, Chief Operating Officer, Chief Medical Officer and Director	March 5, 2019
Evan Loh, M.D.

/s/ Thomas J. Dietz, Ph.D.	Director	March 5, 2019
Thomas J. Dietz, Ph.D.
/s/ Timothy R. Franson, M.D.	Director	March 5, 2019
Timothy R. Franson, M.D.

/s/ Rolf K. Hoffmann	Director	March 5, 2019
Rolf K. Hoffmann

/s/ Kristine Peterson	Director	March 5, 2019
Kristine Peterson
/s/ Robert S. Radie	Director	March 5, 2019
Robert S. Radie

/s/ Jeffrey Stein, Ph.D.	Director	March 5, 2019
Jeffrey Stein, Ph.D.