Form 10-Q
period 2019-03-31
Paratek Pharmaceuticals, Inc.
filed 2019-05-08
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2019 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PRTK	The Nasdaq Global Market

As of April 30, 2019, there were 32,415,977 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and par value amounts)

(unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$81,219	$46,987
Marketable securities	176,683	203,364
Restricted cash	266	266
Accounts receivable, net	2,195	41
Inventories, net	1,978	598
Other receivables	304	208
Prepaid and other current assets	4,202	3,779
Total current assets	266,847	255,243
Long-term restricted cash	250	249
Long-term marketable securities	—	42,487
Fixed assets, net	1,037	1,173
Goodwill	829	829
Right-of-use asset	3,062	—
Other long-term assets	419	211
Total assets	$272,444	$300,192
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,088	$2,090
Other accrued expenses	15,061	15,619
Other current liabilities	836	—
Total current liabilities	18,985	17,709
Long-term debt	229,241	228,959
Long-term lease liabilities	2,822	—
Other liabilities	5,365	5,946
Total liabilities	256,413	252,614
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 32,415,977 and 32,259,363 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	32	32
Additional paid-in capital	634,005	630,142
Accumulated other comprehensive income (loss)	72	(128)
Accumulated deficit	(618,078)	(582,468)
Total stockholders’ equity	16,031	47,578
Total liabilities and stockholders’ equity	$272,444	$300,192

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Product revenue, net	$1,347	$—
Collaboration and royalty revenue	251	10
Net revenue	$1,598	$10
Expenses:
Cost of product revenue	206	—
Research and development	11,392	14,864
Selling, general and administrative	23,316	11,873
Changes in fair value of contingent consideration	—	(15)
Total operating expenses	34,914	26,722
Loss from operations	(33,316)	(26,712)
Other income and expenses:
Interest income	946	475
Interest expense	(3,226)	(1,507)
Other losses, net	(14)	(6)
Net loss before provision for income taxes	$(35,610)	$(27,750)
Provision for income taxes	—	—
Net loss	(35,610)	(27,750)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	200	(21)
Comprehensive loss	$(35,410)	$(27,771)
Basic and diluted net loss per share	$(1.10)	$(0.91)
Weighted average common stock outstanding
Basic and diluted	32,334,563	30,566,694

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(35,610)	$(27,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	(485)	187
Stock-based compensation expense	3,863	4,367
Noncash interest expense	2,748	439
Change in fair value of contingent consideration	—	(15)
Changes in operating assets and liabilities
Accounts receivable and other current assets	(2,348)	4,985
Purchase of prepaid interest - marketable securities	—	(77)
Inventories	(1,379)	—
Operating lease right-of-use asset	173	—
Accounts payable and accrued expenses	(1,776)	(1,452)
Operating lease liability	(990)	—
Other liabilities and other assets	48	264
Net cash used in operating activities	(35,756)	(19,052)
Investing activities
Purchase of fixed assets, net	(11)	(24)
Purchase of marketable securities	—	(49,692)
Proceeds from maturities of marketable securities	70,000	31,000
Net cash provided by (used in) investing activities	69,989	(18,716)
Financing activities
Proceeds from exercise of stock options	—	176
Proceeds from sale of common stock	—	51,516
Net cash provided by financing activities	—	51,692
Net increase in cash, cash equivalents and restricted cash	34,233	13,924
Cash, cash equivalents and restricted cash at beginning of period	47,502	35,828
Cash, cash equivalents and restricted cash at end of period	$81,735	$49,752
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,471	$1,077

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	income (loss)	Deficit	Equity
Balances at December 31, 2018	32,259,363	$32	$630,142	$(128)	$(582,468)	$47,578
Vesting of restricted stock unit awards	156,614	—	—	—	—	—
Employee stock purchase plan expense	—	—	24	—	—	24
Unrealized gain on available-for-sale securities, net of tax	—	—	—	200	—	200
Stock-based compensation expense	—	—	3,839	—	—	3,839
Net loss	—	—	—	—	(35,610)	(35,610)
Balances at March 31, 2019	32,415,977	$32	$634,005	$72	$(618,078)	$16,031
	Common Stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	income (loss)	Deficit	Equity
Balances at December 31, 2017	27,941,015	$28	$552,720	$(158)	$(470,112)	$82,478
Issuance of common stock, net of expenses	3,301,436	3	51,512	—	—	51,515
Vesting of restricted stock unit awards	171,999	—	—	—	—	—
Issuance of common stock under stock option plan	28,699	—	177	—	—	177
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(21)	—	(21)
Stock-based compensation expense	—	—	4,367	—	—	4,367
Net loss	—	—	—	—	(27,750)	(27,750)
Balances at March 31, 2018	31,443,149	$31	$608,776	$(179)	$(497,862)	$110,766

Paratek Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

1.   Description of the business

Paratek Pharmaceuticals, Inc., or the Company or Paratek, is a Delaware corporation with its corporate office in Boston, Massachusetts and an office in King of Prussia, Pennsylvania.

The Company is a commercial-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics. The Company’s United States Food and Drug Administration, or FDA, approved commercial product, NUZYRA™ (omadacycline) is a once-daily oral and intravenous broad-spectrum antibiotic for the treatment of adult patients with community-acquired bacterial pneumonia, or CABP, and acute bacterial skin and skin structure infections, or ABSSSI, caused by susceptible pathogens. The Company launched NUZYRA in the United States in February 2019.  The Company is also studying NUZYRA for the treatment of urinary tract infections, or UTI.  SEYSARA™ (sarecycline) is an FDA-approved product, with respect to which the Company has exclusively licensed in the United States development and commercialization rights to Almirall, LLC, or Almirall. SEYSARA was launched by Almirall in the United States in January 2019 as a new once-daily oral therapy for the treatment of moderate to severe acne vulgaris. The Company retains development and commercialization rights with respect to sarecycline in the rest of the world.

The Company has incurred significant losses since inception in 1996. The Company has generated an accumulated deficit of $618.1 million through March 31, 2019 and will require substantial additional funding in connection with the Company’s continuing operations to support development and commercial activities associated with NUZYRA. Based upon the Company’s current operating plan, it anticipates that its cash, cash equivalents and available for sale marketable securities of $257.9 million as of March 31, 2019 will enable the Company to fund operating expenses and capital expenditure requirements through at least the next twelve months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q. The Company expects to finance future cash needs primarily through a combination of product sales, royalties, public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding.  The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations as well as the risks discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission, or the SEC, on March 6, 2019, and in the Risk Factors section of this Quarterly Report on Form 10-Q.

2.   Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America, or U.S. GAAP, as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASU, of the Financial Accounting Standards Board, or FASB, and pursuant to the rules and regulations of the SEC.

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2018, except as described below related to the adoption of ASU No. 2018-07 and ASC 842, and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2019, results of operations for the three month period ended March 31, 2019, cash flows for the three month period ended March 31, 2019 and changes in stockholders’ equity for the three month period March 31, 2019. On December 31, 2018, the Company presented “accrued contract manufacturing costs” as a separate line item on its condensed consolidated balance sheet. Beginning January 1, 2019, the Company reclassified the December 31, 2018 accrued contract manufacturing costs balance of $2.8 million, into “other accrued expenses”. Beginning on January 1, 2019, the Company also reclassified inventories of $0.6 million as of December 31, 2018, previously presented as part of “prepaid and other current assets” into “inventories” on the condensed consolidated balance sheet.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2019. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018, and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 6, 2019.

Summary of Significant Accounting Policies

As of March 31, 2019, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K as filed with the SEC on March 6, 2019, have not changed except as discussed below.

Accounts Receivable, Net

Accounts receivable at March 31, 2019 represents trade accounts receivable of $1.9 million consisting of payments to be received from customers for sales of NUZYRA, net of prompt payment discounts, chargebacks, rebates and certain fees. An additional $0.3 million in accounts receivable represents royalty revenue earned, but not yet received, during the three months ended March 31, 2019 in connection with SEYSARA sales under the Company’s collaboration agreement with Almirall. Refer to Note 7, License and Collaboration Agreements, for further details.

Leases

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases, or ASC 842, using the required modified retrospective approach and utilizing the effective date as its date of initial application. Results and disclosure requirements for reporting periods after January 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840. The adoption of ASC 842 resulted in changes to the Company’s accounting policies for leases previously recognized under ASC 840, as detailed below.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement including the use of a distinct identified asset(s) and the Company’s control over the use of that identified asset. Most leases are recognized on the balance sheet as right-of-use assets and lease liabilities, current and non-current, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less. These lease costs will be expensed as incurred. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.  The Company monitors its plans to renew its material leases on a quarterly basis.

Right-of-use assets and lease liabilities are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received or initial direct costs. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates.

In accordance with ASC 842, components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.).  The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

Although separation of lease and non-lease components is otherwise required, certain expedients are available. Entities may elect to not separate lease and non-lease components by class of underlying asset and account for each lease component and the related non-lease component together as a single component. For new and amended leases beginning in 2019 and after, the Company has elected to account for the lease and non-lease components for leases for classes of all underlying assets and allocate all of the contract consideration to the lease component only.

Product Revenue

The Company sells its products principally to a limited number of specialty distributors and specialty pharmacy providers in the United States. These customers subsequently resell the Company’s products to health care providers and patients.  In addition to distribution agreements with customers, the Company enters into arrangements with health care providers and payers that provide for government mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of our products.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which typically occurs once the company has transferred physical possession of the good to the customer.  The transaction price that the Company recognizes as revenue reflects the amount it expects to be entitled to in connection with the sale and transfer of control of product to its customers. Variable consideration is only included in the transaction price, to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the time that the Company’s customers take control of the product, which is when the Company’s performance obligation under the sales contracts is complete, the Company records product revenues net of applicable reserves for various types of variable consideration based on the Company’s estimates of channel mix. The types of variable consideration in our product revenue are as follows:

•	Trade Discounts and Allowances
•	Product returns
•	Chargebacks and rebates
•	Government rebates
•	Commercial payer and other rebates
•	Voluntary patient assistance programs

In determining the amounts of certain allowances and accruals, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates prescription demand from the specialty pharmacies, hospital demand, buying patterns by hospitals, hospital systems and/or group purchasing organizations and the levels of inventory held by specialty distributors and customers. Making these determinations involves analyzing third party industry data to determine whether trends in historical channel distribution patterns will predict future product sales. The Company receives data periodically from its specialty distributors and customers on inventory levels and historical channel sales mix, and the Company considers this data when determining the amount of the allowances and accruals for variable consideration.

The amount of variable consideration is estimated by using either of the following methods, depending on which method better predicts the amount of consideration to which the Company is entitled:

a)

The “expected value” is the sum of probability-weighted amounts in a range of possible consideration amounts. Under ASC Topic 606, Revenue from Contracts with Customers, or Topic 606, an expected value may be an appropriate estimate of the amount of variable consideration if the Company has many contracts with similar characteristics.

b)

The “most likely amount” is the single most likely amount in a range of possible consideration amounts (i.e., the single most likely outcome of the contract). Under Topic 606, the most likely amount may be an appropriate estimate of the amount of variable consideration if the contract has only two possible outcomes (i.e., either achieve or do not achieve a threshold specified in a contract).

The method selected is applied consistently throughout the contract when estimating the effect of an uncertainty on an amount of variable consideration. In addition, the Company considers all the information (historical, current, and forecasted) that is reasonably available to the Company and shall identify a reasonable number of possible consideration amounts. The relevant factors used in this determination include, but are not limited to, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns.

In assessing whether a constraint is necessary, the Company considers both the likelihood and the magnitude of the revenue reversal. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known. The specific considerations the Company uses in estimating these amounts related to variable consideration associated with the Company’s products are as follows:

Trade Discounts and Allowances - The Company generally provides customers with discounts that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.  In addition, the Company receives sales order management, data and distribution services from certain customers.  To the extent the services received are distinct from the Company’s sale of products to the customer, these payments are classified in selling, general and administrative expenses in the condensed consolidated statements of operation and comprehensive loss of the Company.

Product returns – Generally, the Company’s customers have the right to return any unopened/unused product supply during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. Since the Company currently does not have history of NUZYRA returns, the Company estimated returns based on industry data for comparable products in the market. As the Company distributes its products and establish historical sales over a longer period of time (i.e., two years), the Company will be able to place more reliance on historical purchasing, demand and return patterns of its customers when evaluating its reserves for product return.

At the end of each reporting period for any of our products, the Company may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels and dating and sell-through data, the expiration dates of product currently being shipped, price changes of competitive products and introductions of generic products.

Chargebacks – Although the Company primarily sells products to specialty distributors in the United States, the Company also enters into agreements with hospitals and outpatient infusion centers, either directly or through group purchasing organizations acting on behalf of their members, in connection with the purchase of products. Based on these agreements, some of the Company’s customers have the right to receive a discounted price on product purchases. In the case of discounted pricing, the Company typically provides a credit to our specialty distributors customers (i.e., chargeback), representing the difference between the customer’s acquisition list price and the discounted price.

Government Rebates –We are subject to discount obligations under state Medicaid programs and Medicare.  We estimate our Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payer mix.  These reserves are recorded in the same period the related product revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses on the consolidated balance sheet.  For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program.  Our liability for these rebates consists of an estimate of claims for the current quarter and estimated future claims that will be made for product that has been recognized as revenue but remains in the distribution channel inventories at period end.

Commercial Payer and Other Rebates – The Company plans to contract with certain private payer organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of NUZYRA and contracted formulary status. The Company estimates these rebates and records reserves for such estimates in the same period the related revenue is recognized. Currently, the reserve for customer payer rebates considers future utilization based on third party studies of payer prescription data; the utilization is applied to product that remains in the distribution and retail pharmacy channel inventories at the end of each reporting period. As the Company distributes its products and establishes historical sales over a longer period of time (i.e., two years), the Company will be able to place more reliance on historical data related to commercial payer rebates (i.e., actual utilization units) while continuing to rely on third party data related to payer prescriptions and utilization.

Patient Assistance – The Company offers certain voluntary patient assistance programs for prescriptions, such as co-pay assistance programs, which are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue but remains in the distribution and pharmacy channel inventories at the end of each reporting period.

At the end of each reporting period, the Company adjusts its allowances for cash discounts, product returns, chargebacks, and other rebates and discounts when the Company believes actual experience may differ from current estimates.

The following table summarizes balances and activity in each of the product revenue allowance and reserve categories:

	Chargebacks, discounts and fees	Government and other rebates	Returns	Patient assistance	Total
Balance at December 31, 2018	$—	$—	$—	$—	$—
Provision related to current period sales	168	240	40	242	690
Adjustment related to prior period sales	—	—	—	—	—
Credit or payments made during the period	(22)	—	—	(1)	(23)
Balance at March 31, 2019	$146	$240	$40	$241	$667

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

Cost of Revenue

Cost of revenue consists primarily of the manufacturing costs for NUZYRA. All manufacturing costs incurred prior to NUZYRA’s approval in the United States on October 2, 2018 were expensed in research and development and were not included in cost of revenue.

Stock-Based Compensation

  Prior to the adoption of ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, or ASU No. 2018-07, as discussed in Note 17, Recently Adopted Accounting Pronouncements, the measurement date for non-employee awards was generally the date the services were completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. After the adoption of ASU No. 2018-07, the measurement date for non-employee awards is the later of the adoption date of ASU No. 2018-07 or the date of grant, without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the results of operations of Paratek Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Paratek Pharma, LLC, Paratek Securities Corporation, Transcept Pharma, Inc., Paratek UK, Limited, Paratek Royalty Corporation, Paratek Bermuda Ltd. and Paratek Ireland Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements, in conformity with U.S. GAAP, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent liabilities in the Company’s financial statements. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to, among other items, accounts receivable and related reserves, inventory, intangible assets, goodwill, leases, stock-based compensation arrangements, manufacturing and clinical accruals, net product revenue, useful lives for depreciation and amortization of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment.

3.   Cash and Cash Equivalents and Marketable Securities

The following is a summary of available-for-sale securities as of March 31, 2019 and December 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2019
U.S. treasury securities	$176,611	$123	$(51)	$176,683
Total	$176,611	$123	$(51)	$176,683
December 31, 2018
U.S. treasury securities	$245,979	$65	$(193)	$245,851
Total	$245,979	$65	$(193)	$245,851

No available-for-sale securities held as of March 31, 2019 and December 31, 2018 had remaining maturities greater than twelve months and fifteen months, respectively.

4.   Restricted Cash

         The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statement of cash flows that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows.

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$81,219	$49,273
Short-term restricted cash	266	229
Long-term restricted cash	250	250
Total cash, cash equivalents and restricted cash shown on the condensed consolidated statement of cash flows	$81,735	$49,752

Short-term restricted cash

As of each of March 31, 2019 and December 31, 2018 restricted cash of $0.3 million primarily represents royalty income received but not yet paid to former stockholders of Transcept Pharmaceuticals, Inc., or Transcept, as part of the royalty sharing agreement, or the Royalty Sharing Agreement, executed by the Company in October 2016 with the Special Committee of the Company’s Board of Directors, which was established in connection with the business combination between privately-held Paratek Pharmaceuticals, Inc. and Transcept in October 2014, or the Merger.

Long-term restricted cash

The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. Refer to Note 14, Leases, for further details. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of both March 31, 2019 and December 31, 2018, naming the landlord as beneficiary.

5. Inventories, Net

          The following table presents inventories (in thousands):

	March 31, 2019	December 31, 2018
Work in process	$1,837	$598
Finished goods	141	—
Total inventories	$1,978	$598

When recorded, inventory reserves reduce the carrying value of inventories to their net realizable value. The Company reviews inventories on hand at least quarterly and record provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value.

6.   Fixed Assets, Net

Fixed assets, net, consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Office equipment	$866	$866
Computer equipment	412	412
Computer software	798	798
Leasehold improvements	920	909
Gross fixed assets	2,996	2,985
Less: Accumulated depreciation and amortization	(1,959)	(1,812)
Net fixed assets	$1,037	$1,173

7.   Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method or the if-converted method, as applicable. For purposes of this calculation, stock options, restricted stock units, or RSUs, warrants to purchase common stock and shares of common stock issuable upon conversion of convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following outstanding shares subject to stock options and RSUs, warrants to purchase shares of common stock and common stock issuable upon conversion of convertible debt were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation as of the three months ended March 31, 2019 and 2018 as indicated below:

	March 31,
	2019	2018
Excluded potentially dilutive securities (1):
Common stock issuable under outstanding convertible notes	10,377,361	—
Shares subject to outstanding options to purchase common stock	3,815,951	3,690,934
Unvested restricted stock units	2,837,588	2,169,974
Shares subject to warrants to purchase common stock	104,455	84,828
Shares issuable under employee stock purchase plan	979,833	36,539
Totals	18,115,188	5,982,275

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of March 31, 2019. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

8.   License and Collaboration Agreements

Tetraphase Pharmaceuticals, Inc.

On March 18, 2019, Paratek and Tetraphase Pharmaceuticals, Inc., or Tetraphase, entered into a License Agreement, or the Tetraphase License Agreement. Under the terms of the Tetraphase License Agreement, Paratek granted to Tetraphase a non-exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain Paratek patents, to develop, make, have, use, import, offer for sale and sell the licensed product, or XERAVATM (Eravacycline), which is a drug for the treatment of complicated, intra-abdominal infections caused by bacteria, which was approved by the FDA in August 2018.

The terms of the Tetraphase License Agreement provide for Tetraphase to pay Paratek royalties at a low single digit percent on net product revenues of the licensed product sold in the United States. Tetraphase’s obligation to pay royalties with respect to the licensed product shall be retroactive to the date of the first commercial sale of the licensed product in the United States, which occurred in February 2019. Tetraphase is currently selling XERAVATM (Eravacycline) in the United States.

The Tetraphase License Agreement will continue until the expiration of and payment by Tetraphase of all Tetraphase’s payment obligations, which is when there are no longer any valid claims of the licensed Paratek patents that would be infringed, in the absence of a license, by a manufacture, use, or sales of the licensed product.  The principal licensed patent under the Tetraphase License Agreement is expected to expire in October 2023.  The Company recognized an insignificant amount of royalty revenue for the three months ended March 31, 2019 under the Tetraphase License Agreement.

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

The Company evaluated the Zai Collaboration Agreement under Topic 606. The Company determined that there were six material promises under the Zai Collaboration Agreement: (i) an exclusive license to develop, manufacture and commercialize omadacycline in the Zai territory, (ii) the initial technology transfer, (iii) a transfer of certain materials and materials know-how, (iv) optional manufacturing services, (v) optional regulatory support and (vi) optional commercialization support. The Company determined that the exclusive license and initial technology transfer were not distinct from one another, as the license has limited value without the transfer of the Company’s technology; which will allow Zai to develop the manufacturing process and commercialize omadacycline in the Zai territory in the timeline anticipated under the agreement. Without the technology transfer, Zai would incur additional costs to recreate the Company’s know-how. Therefore, the license and initial technology transfer are combined as a single performance obligation.  The transfer of materials is a single distinct performance obligation.  The Company evaluated the option rights for manufacturing services, regulatory support and commercialization support to determine whether they represent or include material rights to Zai and concluded that the options were not issued at a discount, and therefore do not represent material rights. As such, they are not considered performance obligations at the outset of the arrangement.

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

The Company satisfied both performance obligations and recognized the upfront payment of $7.5 million as revenue in the year ended December 31, 2017. As FDA approval was not within the control of the Company and was not obtained until October 2, 2018, the achievement of the milestone was not deemed probable and the risk of significant reversal of revenue was not resolved until that time. Upon the FDA approval, the uncertainty related to this milestone was resolved and a significant reversal of revenue would not occur in future periods. As such, the $5.0 million milestone payment was recognized as revenue at the time of FDA approval in the fourth quarter of 2018.

As regulatory approval in the People’s Republic of China is not within the control of the Company, the achievement of the milestone was not deemed probable and the risk of significant reversal of revenue was not resolved as of March 31, 2019. As such, the next milestone payment was not recognized as revenue in the year ended December 31, 2018 or the three months ended March 31, 2019.

         The Company did not recognize revenue under the Zai Collaboration Agreement in the three months ended March 31, 2019 or March 31, 2018 and there was no deferred revenue as of March 31, 2019 or March 31, 2018.

Almirall, LLC

In July 2007, the Company and Warner Chilcott Company, Inc. (which became a part of Allergan plc, or Allergan), entered into a collaborative research and license agreement under which the Company granted Allergan an exclusive license to research, develop and commercialize tetracycline products for use in the United States for the treatment of acne and rosacea. In August 2018, Allergan assigned to Almirall, its rights under the collaboration agreement, or the Almirall Collaboration Agreement. Since Allergan did not exercise its development option with respect to the treatment of rosacea prior to initiation of a Phase 3 trial for the product, the license grant to Allergan, which was assigned to Almirall, converted to a non-exclusive license for the treatment of rosacea as of December 2014. Under the terms of the Almirall Collaboration Agreement, the Company and Almirall are responsible for, and are obligated to use, commercially reasonable efforts to conduct specified development activities for the treatment of acne and, if requested by Almirall, the Company may conduct certain additional development activities to the extent the Company determines in good faith that the Company has the necessary resources available for such activities. Almirall has agreed to reimburse the Company for its costs and expenses, including third-party costs, incurred in conducting any such development activities.

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

The Almirall Collaboration Agreement contains two performance obligations: (i) an exclusive license to research, develop and commercialize tetracycline products for use in the United States for the treatment of acne and rosacea and (ii) research and development services. The performance obligation to deliver the license was satisfied upon execution of the Almirall Collaboration Agreement in July 2007.  All research and development services were completed by December 2010.  The options provided to Almirall for additional development services do not provide Almirall with a material right as these services will not be provided at a significant or incremental discount.  As such, the option services are not performance obligations. As the performance obligation to deliver the license was satisfied in 2007 and research and development services were completed by December 2010, all subsequent milestone payments are recognized as revenue when the risk of significant reversal is resolved, generally when the milestone event occurs.

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

In October 2018, the FDA’s regulatory approval of sarecycline, under the tradename SEYSARA, triggered the last milestone payment under the Almirall Collaboration Agreement of $12.0 million. Since FDA approval of SEYSARA was outside of the Company’s control and not obtained until October 2, 2018, the achievement of the milestone was not deemed probable and the risk of significant reversal of revenue was not resolved until such time. Upon the FDA approval, the uncertainty related to this milestone was resolved and a significant reversal of revenue would not occur in future periods. As such, the $12.0 million milestone payment was recognized as revenue at the time of FDA approval in the fourth quarter of 2018.

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

The Company recognized $0.3 million of royalty revenue for the three months ended March 31, 2019. Royalty revenue recognized for sales of SEYSARA in the United States was estimated using third party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenues will be adjusted for in the period in which they become known, which is expected to be the following quarter.

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

The Company issued Tufts 1,024 shares of the Company’s common stock on the date of execution of the original license agreement, and the Company was required to make certain payments of up to $0.3 million to Tufts upon the achievement by products developed under the Tufts License Agreement of specified development and regulatory approval milestones. The Company made a payment of $50,000 to Tufts for achieving the first milestone following commencement of the Phase 3 clinical trial for omadacycline and a payment of $100,000 to Tufts for achieving the second milestone following its first marketing application submitted in the United States. The third, and final, payment of $150,000 became due upon FDA approval of omadacycline in October 2018. The Company is also obligated to pay Tufts a minimum royalty payment in the amount of $25,000 per year. In addition, the Company is obligated to pay Tufts royalties based on gross sales of products, as defined in the agreement, ranging in the low single digits depending on the applicable field of use for such product sale. If the Company enters into a sublicense under the Tufts License Agreement, based on the applicable field of use for such product, the Company will be obligated to pay Tufts (i) a percentage, ranging from 10% to 14% (ten percent to fourteen percent) for compounds other than omadacycline, and a percentage in the single digits for the compound omadacycline, of that portion of any sublicense issue fees or maintenance fees received by the Company that are reasonably attributable to the sublicense of the rights granted to the Company under the Tufts License Agreement and (ii) the lesser of (a) a percentage, ranging from the low tens to the high twenties based on the applicable field of use for such product, of the royalty payments made to the Company by the sublicensee or (b) the amount of royalty payments that would have been paid by the Company to Tufts if the Company had sold the product.

Unless terminated earlier, the Tufts License Agreement will expire at the same time as the last-to-expire patent in the patent rights licensed to the Company under the agreement and after any such expiration the Company will continue to have an exclusive, fully-paid-up license to such intellectual property licensed from Tufts. Tufts has the right to terminate the agreement upon 30 days’ notice should the Company fail to make a material payment under the Tufts License Agreement or commit a material breach of the agreement and not cure such failure or breach within such 30-day period, or if, after the Company has started to commercialize a product under the Tufts License Agreement, the Company ceases to carry on its business for a period of 90 consecutive days. The Company has the right to terminate the Tufts License Agreement at any time upon 180 days’ notice. Tufts has the right to convert the Company’s exclusive license to a non-exclusive license if the Company does not commercialize a product licensed under the Tufts License Agreement within a specified time period.

The Company did not incur a significant royalty expense for the quarter ended March 31, 2019 and did not incur any royalty expense under the Tufts License Agreement for the quarter ended March 31, 2018.

Past Collaborations

Novartis International Pharmaceutical Ltd.

In September 2009, the Company and Novartis International Pharmaceutical Ltd., or Novartis, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. We and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, European Medicines Agency, or any regulatory agency, but only to the extent the Company had not previously granted such commercialization rights related to omadacycline to another third party as of any such approval. The Company also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by the Company in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country.  The first royalty payment became payable as of March 31, 2019. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $3.5 million and $3.6 million as of March 31, 2019 and December 31, 2018, respectively, included within “Other liabilities” on the Company’s consolidated balance sheet. In addition, a short-term liability of $0.1 million, included within “Other current liabilities” on the Company’s consolidated balance sheet, exists as of March 31, 2019 that represents the portion due to Novartis within twelve months. There are no other payment obligations to Novartis under the Novartis Agreement or the amended Novartis Letter Agreement.

9.   Capital Stock

In October 2015 and February 2017, the Company entered into Controlled Equity OfferingSM Sales Agreements, or the 2015 Sales Agreement and 2017 Sales Agreement, respectively, and collectively, the Sales Agreements, with Cantor Fitzgerald & Co., or Cantor, under which the Company could, at its discretion, from time to time sell shares of its common stock, with a sales value of up to $50 million under each Sales Agreement through Cantor. The Company provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has sold all $50 million of shares of its common stock under the 2015 Sales Agreement. As of April 30, 2019, $0.8 million remains available for sale under the 2017 Sales Agreement.

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

In connection with the Loan and Security Agreement, dated September 30, 2015, as amended from time to time, or the Hercules Loan Agreement, into which the Company entered with Hercules Technology II, L.P. and Hercules Technology III, L.P., together, Hercules, and certain other lenders and Hercules Technology Growth Capital, Inc. (as agent), the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 16,346 shares of its common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share, or the Hercules Warrants, on September 30, 2015, which expire five years from issuance or at the consummation of a Public Acquisition, as defined in each of the Hercules Warrant agreements.

In connection with the second amendment to the Hercules Loan Agreement on December 12, 2016, the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 18,574 shares of its common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per share, or the Second Amendment Warrants.

In connection with the borrowing of the Third Tranche, as defined in Note 13, Long-Term Debt, on June 27, 2017, the Company issued an additional warrant to Hercules Capital, Inc. to purchase 5,374 shares of its common stock at an exercise price of $23.26 per share, or the Additional Warrant.

In connection with the fifth amendment to the Hercules Loan Agreement, on August 1, 2018, the Company issued to Hercules Capital, Inc. a warrant to purchase up to 19,627 shares of its common stock at an exercise price of $10.19 per share, or the Fifth Amendment Warrant.

The Hercules Warrants, Second Amendment Warrants, Additional Warrant and the Fifth Amendment Warrant, collectively referred to as the Warrants, may be exercised on a cashless basis. The Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years (or seven years, in the case of the Fifth Amendment Warrant) from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the various agreements for the Warrants.

10.   Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued legal costs	$700	$366
Accrued other	13	809
Accrued professional fees	4,382	2,563
Accrued compensation	2,259	6,070
Accrued contract research	2,824	1,747
Accrued commercial	2,441	1,280
Accrued manufacturing	1,545	2,784
Accrued sales allowances	897	—
Total	$15,061	$15,619

11.   Fair Value Measurements

Financial instruments, including cash, cash equivalents, restricted cash, money market funds, U.S. treasury and government agency securities, accounts receivable, accounts payable, accrued expenses, contingent obligations are carried on the condensed consolidated financial statements at amounts that approximate fair value. The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date.  The fair value of the Company’s debt (including the Notes as defined in Note 13, Long-Term Debt), is $183.2 million as of March 31, 2019. The fair value of the Company’s debt was determined using Level 3 inputs.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2019
Assets:
U.S. treasury securities	$176,683	$—	$—	$176,683
Total Assets	$176,683	$—	$—	$176,683
December 31, 2018
Assets:
U.S. treasury securities	$245,851	$—	$—	$245,851
Total Assets	$245,851	$—	$—	$245,851

Marketable Securities

U.S. treasury securities fair values can be obtained through quoted market prices in active exchange markets and are therefore classified as Level 1.

12.   Stock-Based and Incentive Compensation

Stock-based Compensation

The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development expense	$1,435	$1,460
Selling, general and administrative expense	2,428	2,907
Total stock-based compensation expense	$3,863	$4,367

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

	Three Months Ended March 31,
	2019	2018
Volatility	64.8%	68.2%
Weighted average risk-free interest rate	2.5%	2.6%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	5.6	5.9

Stock Option Plan Activity

The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Equity Incentive Plan, or the 2015 Plan, which was approved by Company stockholders at the annual meeting of shareholders held on June 9, 2015, reserving 1,200,000 shares of common stock for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, performance cash awards and other stock awards to directors, officers, employees and consultants. The 2015 Plan is intended to be the successor to and continuation of the Paratek Pharmaceuticals, Inc, 2006 Incentive

Award Plan and the Paratek Pharmaceuticals, Inc. 2014 Equity Incentive Plan, or collectively, the Prior Plans.  When the 2015 Plan became effective, no additional stock awards were granted under the Prior Plans, although all outstanding stock awards granted under the Prior Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the Prior Plans. On January 1, 2019, 1,612,969 shares of common stock were automatically added to the shares authorized for issuance under the 2015 Plan pursuant to a “Share Reserve” provision contained in the 2015 Plan.  The Share Reserve automatically increases on January 1st of each year, for the period commencing on (and including) January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise automatically occur.  Total shares available for future issuance under the 2015 Plan are 217,945 shares as of March 31, 2019.

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

During the three months ended March 31, 2019, the Company’s Board of Directors granted 51,460 stock options and 1,553,290 RSUs to directors, executives and employees of the Company under the 2015 Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards made in February 2019 to executives are subject to time-based vesting, with 10/40 of the shares vesting on December 10, 2019, or the Initial Vest Date, with an additional 15/40 of the shares vesting on the succeeding two anniversaries of the Initial Vesting Date. The RSU awards made in February 2019 to non-executive employees of the Company are subject to time-based vesting and vest in three equal installments commencing on each of the one-year anniversaries of the grant date. The grants also included performance-based RSU, or PRSU, awards to certain executives and employees of the Company. The PRSU awards issued in February 2019 will vest as follows: (a) 25/60 and (b) 25/60, each, on certain net product revenue achievements and (c) the remaining 10/60 on certain other business achievements. Since the Company believes it is probable that milestones (a) and (b) above will be achieved, the Company recognized compensation cost, for a total of $0.2 million for the performance condition during the three months ended March 31, 2019 using the accelerated attribution method.

The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Inducement Plan, or the 2015 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 360,000 shares of common stock solely for the grant of inducement stock options to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. The Company has not made any grants under the 2015 Inducement Plan since December 31, 2015. Although the Company does not currently anticipate the issuance of additional grants under the 2015 Inducement Plan, as of March 31, 2019, 106,500 shares remain available for grant under that plan, as well as any shares underlying outstanding stock options that may become available for grant pursuant to the plan’s terms. It is therefore possible that the Company may, based on the business and recruiting needs of the Company, issue additional stock options under the 2015 Inducement Plan.

 In June 2017, the Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2017 Inducement Plan, or the 2017 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 550,000 shares of common stock solely for the grant of inducement stock options and RSU awards to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. In October 2018, the Company’s Board of Directors approved the reserve of an additional 500,000 shares for the 2017 Inducement Plan, for a total of 1,050,000 shares reserved for issuance under it. During the three months ended March 31, 2019, the Company’s Board of Directors granted 15,150 stock options and 11,300 RSUs to employees of the Company under the 2017 Inducement Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards are subject to time-based vesting, with 100% of the shares of common stock subject to the RSU award vesting three years from the grant date. As of March 31, 2019, 512,500 shares remained available for grant under the 2017 Inducement Plan, as well as any shares underlying awards that may become available for grant pursuant to the plan’s terms.

Stock options

A summary of stock option activity for the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	3,777,162	$16.65	7.10	$506
Granted	66,610	7.05
Cancelled or forfeited	(27,821)	16.27
Outstanding at March 31, 2019	3,815,951	$16.48	6.90	$648
Exercisable at March 31, 2019	3,091,841	$16.73	6.54	$646

Restricted Stock Units

A summary of RSU activity for the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	1,470,237	$15.28
Granted	1,564,590	$7.18
Released	(156,614)	$14.11
Forfeited	(40,625)	$15.69
Unvested balance at March 31, 2019	2,837,588	$10.87

Total unrecognized stock-based compensation expense for all stock-based awards was $26.5 million as of March 31, 2019. This amount will be recognized over a weighted-average period of 1.92 years.

2018 Employee Stock Purchase Plan

The Company’s Board of Directors adopted, and in June 2018 Company’s stockholders approved, the Paratek Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan, or the 2018 ESPP. The 2018 ESPP was amended in October 2018 to change the commencement dates of the offering periods. The maximum aggregate number of shares of our common stock that may be purchased under the 2018 ESPP will be 943,294 shares, or the ESPP Share Pool, subject to adjustment as provided for in the 2018 ESPP.  The ESPP Share Pool represented 3% of the total number of shares of our common stock outstanding as of March 31, 2018. The 2018 ESPP allows eligible employees to purchase shares during certain offering periods, which will be six -month periods commencing June 1 and ending November 30 and commencing December 1 and ending May 31 of each year. The first offering under the 2018 ESPP occurred on December 1, 2018.

Revenue Performance Incentive Plan

On October 4, 2018, the Company adopted the Revenue Performance Incentive Plan, or the Plan, to grant performance-based cash incentive awards to key employees and consultants of the Company.  The Plan provides for an incentive pool of up to $50 million, plus accrued interest during the period between the awards’ vesting date and payment dates.  Each participant will be allocated a percentage of the incentive pool.

The incentive pool will be divided into two equal tranches with the first tranche vesting upon the Company’s achievement of cumulative net product revenues over $300 million by December 31, 2025, or Tranche 1, and the second tranche vesting upon the Company’s achievement of cumulative product revenues over $600 million by December 31, 2026, or Tranche 2.  Participants will vest annually in each tranche of their awards in four equal installments on December 31, 2019, December 31, 2020, December 31, 2021, and December 31, 2022, subject to their continued employment with the Company through the applicable vesting date.  If a participant’s employment terminates prior to December 31, 2022 due to death or disability, the participant will automatically vest in an additional 25% of each tranche of his or her award.  Upon the achievement of a Tranche 1 or Tranche 2 milestone (but not a deemed achievement in connection with a change of control), each participant who has remained in continuous employment with the Company through December 31, 2022 will be 100% vested in the applicable tranche. In the event of a change of control of the Company prior to December 31, 2026, participants whose employment has terminated prior to such date will be eligible for payouts under the Plan based on the then-vested portion of their awards, and participants who have remained employed through the change of control will be deemed to have time vested in full in each tranche of their awards.

Upon the achievement of a Tranche 1 or Tranche 2 milestone (but not a deemed achievement in connection with a change of control), each participant’s payout in respect of the applicable tranche of his or her award will equal (a) the participant’s then-vested percentage, multiplied by (b) $25 million, multiplied by (c) the participant’s individual percentage allocation of the incentive pool.

If a change of control occurs prior to December 31, 2026, and the Tranche 1 milestone was not achieved prior to the change of control, the Tranche 1 milestone will be deemed to be achieved at a percentage equal to the greater of (1) 50% and (2) the cumulative product revenues as of the change of control, divided by $300 million.  If a change of control occurs prior to December 31, 2026, and the Tranche 2 milestone was not achieved prior to the change of control, the Tranche 2 milestone will be deemed to be achieved at a percentage equal to the greater of (1) 30% and (2) the cumulative product revenues as of the change of control, divided by $600 million.  A participant’s payout in respect of each tranche of his or her award in a change of control will equal (1) the participant’s then-vested percentage of such tranche, multiplied by (2) the percentage of that tranche’s milestone that has been achieved or is deemed to have been achieved, multiplied by (3) $25 million, multiplied by (4) the participant’s individual percentage allocation of the incentive pool.

Amounts that become payable upon achievement of the Tranche 1 milestone will be paid in a lump-sum in the first quarter of 2026 and amounts that become payable upon achievement of the Tranche 2 milestone will be paid in a lump-sum in the first quarter of 2027.  In the event of a change of control, any portion of the incentive pool that is earned, but unpaid, or deemed earned in connection with the change of control will be paid at the time of the change of control.

If a change of control occurs prior to the achievement of either or both of the Tranche 1 and Tranche 2 milestones, the awards will remain outstanding and the remaining unpaid portion of the incentive pool applicable to the Tranche 1 or Tranche 2 milestone, as applicable, will be paid following the achievement of either such milestone at the time or times the bonuses would otherwise be paid out.  Any successor in interest to the Company upon or following a change of control will be required to assume all obligations under the Plan.

Awards may be paid out in cash or in a combination of cash and registered securities of equal value (based on the Company’s 20-day trailing average closing common stock price), with the portion paid in registered securities not to exceed 50% of the aggregate payment amount with respect to each tranche; provided, however, that any amounts payable with respect to an award in connection with a change in control will be paid in cash.

The Company will recognize the compensation cost over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance. No amounts were accrued during the three months ended March 31, 2019.

13.   Long-Term Debt

Hercules Loan Agreement

The Company is party to the Hercules Loan Agreement with Hercules, certain other lenders, and Hercules Technology Growth Capital, Inc. (as agent), as amended on November 10, 2015, December 12, 2016, June 27, 2016, April 17, 2018 and August 1, 2018.

As of March 31, 2019, under the Hercules Loan Agreement, the Company has borrowed an aggregate principal amount of $70.0 million in term loans, in multiple tranches, including $20.0 million on September 30, 2015, or the First Tranche, $20.0 million on December 12, 2016, or the Second Tranche, $10.0 million on June 27, 2017, or the Third Tranche, $10.0 million on December 15, 2017, or the Fourth Tranche, and $10.0 million on August 1, 2018, or the Fifth Tranche. Two additional tranches of up to $10.0 million each ($20.0 million total) under the Hercules Loan Agreement may be available to the Company, subject to determination by Hercules, in its sole discretion, whether to provide such tranches. As such, there can be no assurance as to whether or not such additional tranches will be funded.

The interest rate with respect to the First Tranche, Second Tranche, Third Tranche and Fourth Tranche is equal to the greater of (i) 8.5%, or (ii) the sum of 8.5%, plus the “prime rate” as reported in The Wall Street Journal minus 5.75% per annum. The interest rate with respect to the Fifth Tranche is a floating per annum rate equal to the greater of (i) 7.85%, or (ii) the sum of 7.85%, plus the “prime rate” as reported in The Wall Street Journal minus 5.75%.

An end of term charge equal to 4.5% with respect to the First Tranche, Second Tranche and Third Tranche, 2.25% with respect to the Fourth Tranche and 6.95% with respect to the Fifth Tranche of the issued principal balance of the term loans is payable at maturity, including in the event of any prepayment, and is being accrued as interest expense over the term of the term loans using the effective interest method.

The Company is required to make payments in equal monthly installments of principal and interest on term loans outstanding under the Hercules Loan Agreement beginning on January 1, 2021 through the maturity date of September 1, 2021, or with respect to the Fifth Tranche, on September 1, 2020 (or March 1, 2021 or September 1, 2021, if certain revenue milestones are satisfied by the Company) through the maturity date of August 1, 2022.

Under the Hercules Loan Agreement, prepayment fees equaling 1.0% to 2.5% will apply to principal amounts prepaid prior to dates between September 1, 2020 and January 1, 2021, varying depending on the applicable tranche.

Borrowings under the Hercules Loan Agreement are collateralized by substantially all of the assets of the Company.

Upon an Event of Default, an additional 5.0% interest would be applied, and Hercules could, at its option, accelerate and demand payment of all or any part of the term loans together with the prepayment and end of term charges. An Event of Default is defined in the Hercules Loan Agreement as (i) failure to make required payments; (ii) failure to adhere to financial, operating and reporting loan covenants; (iii) an event or development occurs that would be reasonably expected to have a material adverse effect; (iv) false representations in the Hercules Loan Agreement; (v) insolvency, as described in the Hercules Loan Agreement; (vi) levy or attachments on any of the Company's assets; and (vii) default of any other agreement or subordinated debt greater than $1.0 million. In the event of insolvency, this acceleration and declaration would be automatic. In addition, in connection with the Hercules Loan Agreement, the Company agreed to provide Hercules with a contingent security interest in the Company's bank accounts. The Company's control of its bank accounts is not adversely affected unless Hercules elects to obtain unilateral control of the Company's bank accounts by declaring that an Event of Default has occurred. The principal of the term loans, which is not due within 12 months of March 31, 2019, has been classified as long-term debt.

The following table summarizes the impact of the Hercules Loan Agreement on the Company’s consolidated balance sheets at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Gross proceeds	$70,000	$70,000
Unamortized debt issuance costs	(546)	(606)
Carrying value	$69,454	$69,394

Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Future principal payments, which exclude the end of term charge, in connection with the Hercules Loan Agreement as of March 31, 2019 are as follows (in thousands):

Fiscal Year
2019	$—
2020	1,556
2021	64,924
2022	3,520
Total	$70,000

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

The Company recognized coupon interest expense of $2.0 million and amortization expense on the debt issuance costs of $0.2 million for the three months ended March 31, 2019.

The Company has evaluated the Indenture for derivatives pursuant to ASC 815, Derivatives and Hedging, or ASC 815, and identified an embedded derivative that requires bifurcation as the feature is not clearly and closely related to the host instrument. The embedded derivative is a default provision, which could require additional interest payments. The Company determined in the prior year that the fair value of this embedded derivative was nominal.

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

The following table summarizes how the issuance of the Notes is reflected in the Company’s consolidated balance sheets at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Gross proceeds	$165,000	$165,000
Unamortized debt issuance costs	(5,213)	(5,434)
Carrying value	$159,787	$159,566

Long-term debt on the Company’s consolidated balance sheets at March 31, 2019 and December 31, 2018 includes the carrying value of the Hercules Loan Agreement and the Notes.

Royalty-Backed Loan Agreement

On February 25, 2019, the Company, through its wholly-owned subsidiary Paratek Royalty Corporation, or the Subsidiary, entered into a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, with Healthcare Royalty Partners III, L.P., or the Lender. Pursuant to the terms of the Royalty-Backed Loan Agreement, upon the satisfaction of the conditions precedent set forth therein, the Subsidiary borrowed a $32.5 million loan, which was secured by, and will be repaid based upon, royalties from the Almirall Collaboration Agreement. On May 1, 2019, the Company received $27.8 million, net of $0.5 million lender discount, $0.2 million in lender expenses incurred, and $4.0 million that was deposited into an interest reserve account.

Under the Royalty-Backed Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 12.0%.  Payments of interest under the Royalty-Backed Loan Agreement will be made quarterly, beginning in August 2019, out of the Almirall Collaboration Agreement royalty payments received since the immediately preceding payment date. On each interest payment date, any royalty payments in excess of accrued interest on the loan will be used to repay the principal of the loan until the balance is fully repaid.  In addition, the Subsidiary made up-front payments to the Lender of (i) a 1.5% fee and (ii) up to $300,000 for the Lender’s expenses. The Royalty-Backed Loan Agreement matures on May 1, 2029, at which time, if not earlier repaid in full, the outstanding principal amount of the loan, together with any accrued and unpaid interest, and all other obligations then outstanding, shall be due and payable in cash. The Company has entered into a Pledge and Security Agreement in favor of the Lender, pursuant to which the Subsidiary’s obligations under the Loan Agreement are secured by a pledge of all of the Company’s holdings of the Subsidiary’s capital stock.

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

14. Leases

Operating Leases

The Company leases its Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases expiring in 2021 and 2024, respectively.

The Company entered into the original King of Prussia and Boston leases in January 2015 and April 2015, respectively. The lease terms under the original agreements were for six and four years, respectively. Each agreement had one renewal option for an extended term, which are not included in the measurement of these leases as these options are not reasonably certain to be exercised. The King of Prussia and Boston lease terms under the original agreements began in June 2015 and July 2015, respectively.

The Company executed an amended lease agreement on its Boston office space in July 2016. The amended lease agreement added 4,153 rentable square feet of office space and extended the original lease term by two years. In accordance with the amended lease agreement, the Company paid a security deposit of $0.1 million. Subsequent to the amended lease agreement, the Company records monthly lease expense of approximately $54,000 for the Boston office space. In applying the ASC 842 transition guidance, the Company retained the classification of this lease to be operating and recorded a lease liability and a right-of-use asset on the ASC 842 effective date.

The Company executed an amended lease agreement on its King of Prussia office space in October 2016.  The amended lease agreement is for 19,708 rentable square feet of office space and the Company took control of this office space during the first quarter of 2017. The amended lease agreement contains rent escalation and a partial rent abatement period, which is accounted for as rent expense under the straight-line method. In applying the ASC 842 transition guidance, the Company retained the classification of this lease to be operating and recorded a lease liability and a right-of-use asset on the ASC 842 effective date.

Rent expense, exclusive of related taxes, insurance, and maintenance costs totaled approximately $0.3 million for each of the three months ended March 31, 2019 and 2018, and is reflected in operating expenses.

The following table contains a summary of the lease costs recognized under Topic 842 and other information pertaining to the Company’s operating leases for the three months ended March 31, 2019:

Operating leases	As of March 31, 2019
Lease cost (in thousands)
Operating lease cost	$255
Variable lease cost	30
Total lease cost	$285

Other information
Operating cash flows used for operating leases (in thousands)	$192
Weighted average remaining lease term (in years)	4.2
Weighted average discount rate	8.75%

Future minimum operating lease obligations under non-cancelable operating leases with initial terms of more than one-year as of March 31, 2019, are as follows:

Maturity of lease liabilities (in thousands)	As of March 31, 2019
2019	$869
2020	1,178
2021	964
2022	508
2023	518
2024 and thereafter	396
Total lease payments	$4,433
Less: imputed interest	(730)
Total operating lease liabilities	$3,703

The total operating liability is presented on the Company’s condensed consolidated balance sheet based on maturity dates. $0.8 million of the total operating liabilities is classified under “other current liabilities” for the portion due within twelve months, and $2.8 million is classified under “long-term lease liability”.

The Company is party to a manufacturing and services agreement for which space within the manufacturing facility will be leased. This lease has not yet commenced as of the reporting date and is not included in the maturity table above.

15.   Income Taxes

The Company recorded no provision for income taxes for the three months ended March 31, 2019 and March 31, 2018.

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

16.   Commitments and Contingencies

There have been no material changes to the Company’s contractual obligations and commitments reported in its Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 6, 2019.

Other Legal Proceedings

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2019, the Company was not party to any other legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of executive management or affiliate of the Company is either a party adverse to the Company or the Company’s subsidiaries or has a material interest adverse to the Company or the Company’s subsidiaries.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendment requires a lessee to recognize assets and liabilities for leases with term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. The guidance is required to be adopted using a modified retrospective approach applied to leases existing at the date of initial application. The new standard was effective for the Company on January 1, 2019. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. Consequently, financial information will not be restated, and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which did not require the reassessment of the following: (i) whether existing or expired arrangements are or contain a lease, (ii) the lease classification of existing or expired leases, and (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Further, the Company utilized the short-term lease exemption for all leases with a lease term of 12 months or less for purposes of applying the recognition and measurements requirements in the new standard. In preparation for the adoption of the standard, the Company has implemented internal controls and processes to enable the preparation of financial information. The Company’s analysis included, but is not limited to, assessing its existing lease and service contracts, determining the appropriate discount rates to apply to its leases in order to determine the impact that the new leasing. Further, the Company has established policies and procedures in order to adhere to the requirements of the new standard, which includes enhanced disclosure requirements.

The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $3.7 million and $3.2 million, respectively, on the Company’s balance sheet relating to its leases for its corporate headquarters in Boston, Massachusetts and for office space in King of Prussia, Pennsylvania. The adoption of the standard did not have a material effect on the Company’s condensed consolidated statements of operation and comprehensive loss, condensed consolidated statements of cash flows, or condensed consolidated statements of stockholders’ equity.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07 These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which previously only included share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU No. 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. ASU No. 2018-07 is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2019. The adoption of ASU No. 2018-07 did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 will have on the Company’s financial position and results of operations.

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

This discussion contains certain forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward- looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018 and this Quarterly Report on Form 10-Q. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and except as required by law, we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Company Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics. NUZYRA™ (omadacycline), our product, and SEYSARA™ (sarecycline), the product which we have exclusively licensed to Almirall, LLC, or Almirall, development and commercialization rights in the United States, both received U.S. Food and Drug Administration, or FDA, approval in October 2018. The FDA approved NUZYRA, a once-daily oral and intravenous, or IV, broad-spectrum antibiotic, for the treatment of adults with community acquired bacterial pneumonia, or CABP, and acute bacterial skin and skin structure infections, or ABSSSI, caused by susceptible bacteria. We launched NUZYRA in the United States in February 2019. The FDA approved SEYSARA, a new once-daily oral therapy, for the treatment of inflammatory acne vulgaris in patients age nine or older. Almirall launched SEYSARA in the United States in January 2019.

To date, we have devoted a substantial amount of our resources to research and development efforts, including conducting clinical trials for omadacycline, protecting our intellectual property and providing selling, general and administrative support for these operations. The quarter ending March 31, 2019 was our first period generating revenue from product sales; to date we have financed our operations primarily through sales of our common stock, debt financings, strategic collaborations, and grant funding.

We have incurred significant losses since our inception in 1996. Our accumulated deficit at March 31, 2019 was $618.1 million and our net loss for the three months ended March 31, 2019 was $35.6 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and selling, general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

Until we can generate a sufficient amount of revenue from our commercial products, if ever, we anticipate that we will need to raise additional capital in order to continue the commercialization of omadacycline and to advance the development of our other product candidates. Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our development programs or commercialization efforts. We will need to generate significant revenue to achieve and sustain profitability, and we may never be able to do so.

Recent Financing Activities

On February 25, 2019, we, through our wholly-owned subsidiary Paratek Royalty Corporation, or the Subsidiary, entered into a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, with Healthcare Royalty Partners III, L.P. Pursuant to the terms of the Royalty-Backed Loan Agreement, upon the satisfaction of the conditions precedent set forth therein, we borrowed a $32.5 million loan, which was secured by, and will be repaid based upon, royalties from the Almirall Collaboration Agreement. On May 1, 2019, we received $27.8 million, net of $0.5 million lender discount, $0.2 million in lender expenses incurred, and $4.0 million that was deposited into an interest reserve account.

Financial Operations Overview

Revenues

Revenue earned during the quarter ended March 31, 2019 was attributable to net U.S. NUZYRA product revenue of $1.3 million and royalty revenue of $0.3 million, which included royalties earned from SEYSARA sales in the United States.

Cost of Product Revenue

Cost of product revenue consisted of the cost of the product itself, labor and overhead, as well as stability studies, inventory scrap and royalty expense.

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

We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for omadacycline and other projects during the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended March 31,
(in thousands)	2019	2018
Omadacycline costs	$6,477	$9,072
Other research and development costs	4,915	5,792
Total	$11,392	$14,864

Selling, General and Administrative Expense

Selling, general and administrative expenses consist principally of costs associated with our contract sales force, commercial personnel, and medical affairs professionals, as well as personnel in executive and other administrative functions.  Other selling, general and administrative expenses include marketing, trade, and distribution fees and other commercial activities necessary to support the launch of NUZYRA and professional fees for legal, consulting and accounting services.

 Interest Expense

Interest expense represents interest incurred on the Hercules Loan Agreement (as defined below) and the Notes (as defined below), as well as the adjustment of our marketable securities to amortized cost.

Interest Income

Interest income represents interest earned on our money market funds and marketable securities.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

	Three Months Ended March 31,
(in thousands)	2019	2018
Product revenue, net	$1,347	$—
Collaboration and royalty revenue	251	10
Net revenue	$1,598	$10
Expenses:
Cost of revenue	206	—
Research and development	11,392	14,864
Selling, general and administrative	23,316	11,873
Changes in fair value of contingent consideration	—	(15)
Total operating expenses	34,914	26,722
Loss from operations	(33,316)	(26,712)
Other income and expenses:
Interest income	946	475
Interest expense	(3,226)	(1,507)
Other losses, net	(14)	(6)
Loss before provision for income taxes	$(35,610)	$(27,750)
Provision for income taxes	—	—
Net loss	$(35,610)	$(27,750)

Revenue

Net product revenue recognized on sales of NUZYRA in the United States were $1.3 million for the quarter ended March 31, 2019.  The Company estimates approximately 85% of NUZYRA revenues were related to the initial inventory build of the oral formulation in the distribution channel.

Collaboration and Royalty Revenues

          Collaboration and royalty revenue was $0.3 million for the quarter ended March 31, 2019 compared to $10,000 for the quarter ended March 31, 2018.  The increase primarily relates to royalty revenues earned on sales of SEYSARA and XERAVA in the United States by Almirall and Tetraphase, respectively. Royalty revenue recognized for sales of SEYSARA in the United States was estimated using third party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenue will be adjusted for in the period in which they become known, which is expected to be the following quarter.

Cost of Product Revenue

Cost of product revenues of $0.2 million for the quarter ended March 31, 2019 consists primarily of costs associated with the manufacturing of NUZYRA as well as costs of product provided under our sampling and other commercial programs, royalties on sales of NUZYRA owed to Tufts and Novartis, and certain period costs.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of NUZYRA units recognized as revenue during the quarter ended March 31, 2019 were expensed prior to FDA approval in October 2018, and therefore are not included in cost of sales during the period.  We expect cost of sales to increase in relation to net product revenues as we deplete these inventories, which we anticipate will occur in the first quarter of 2020.  No cost of product revenue was recorded for the quarter ended March 31, 2018.

Research and Development Expense

Research and development expenses were $11.4 million for the quarter ended March 31, 2019 compared to $14.9 million for the same period in 2018. The $3.5 million decrease is primarily the result of the capitalization of NUZYRA commercial supply costs, which were classified as research and development expense until FDA approval of NUZYRA on October 2, 2018, and lower NDA user fees due to timing of our NDA submissions, partially offset by higher clinical study costs associated with our Phase 2 UTI program.

We anticipate that research and development expenses will increase in future periods as a result of FDA post marketing commitments as well as our Phase 2 UTI program evaluating omadacycline for the treatment of UTI.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $23.3 million for the quarter ended March 31, 2019, compared to $11.9 million for the same period in 2018.  The $11.4 million increase is primarily the result of the cost of our contract sales force, higher marketing, trade and distribution fees, and increased salaries, benefits and other personnel-related costs in support of the commercialization of NUZYRA.

We anticipate that our selling, general and administrative expenses will continue to increase in the future in support of our commercial activities related to NUZYRA as well as the continued costs of operating as a public company.  These increases will likely include increased costs related to the hiring of additional personnel, executing marketing and promotional programs, hiring consultants, and legal and other professional fees, among other expenses.

Other Income and Expenses

Interest expense for the quarter ended March 31, 2019 represents interest incurred on the Hercules Loan Agreement of $1.7 million and the Notes of $2.2 million, partially offset by the net accretion of our marketable securities of $0.6 million. Interest income for the three months ended March 31, 2019 represents interest earned on our money market funds and marketable securities. Interest expense for the three months ended March 31, 2018 represents interest incurred on the Hercules Loan Agreement of $1.6 million offset by the net accretion of our marketable securities of $0.1 million. Interest income for the three months ended March 31, 2018 represents interest earned on our money market funds and marketable securities of $0.5 million.

Liquidity and Capital Resources

On September 30, 2015, we entered into a Loan and Security Agreement (as amended from time to time), or the Hercules Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P, together, Hercules, and certain other lenders and Hercules Technology Growth Capital, Inc. (as agent). We executed five amendments to the Hercules Loan Agreement subsequent to September 30, 2015.  On August 1, 2018, we entered into a fifth amendment to the Hercules Loan Agreement, or the Fifth Amendment, which increased the amount that we may borrow by $30.0 million, from up to $60.0 million to up to $90.0 million, in multiple tranches. Prior to the Fifth Amendment, we borrowed the full $60.0 million that was available to us. Concurrently with the closing of the Fifth Amendment, we borrowed a fifth tranche of $10.0 million.  Two additional tranches of up to $10.0 million each ($20.0 million total) may be available to us, subject to determination by Hercules, in its sole discretion, whether to provide such tranches.  As such there can be no assurance as to whether or not such additional tranches shall be funded.  The Fifth Amendment extended the date on which we are required to begin making monthly principal installments on loans previously outstanding under the Hercules Loan Agreement, or the Prior Tranches, from January 1, 2019 to January 1, 2021, subject to our receipt of marketing approval for our lead product candidate, omadacycline, which was obtained on October 2, 2018. Beginning on January 1, 2021, we are obligated to make payments in equal monthly installments of principal and interest with respect to the Prior Tranches. The Prior Tranches mature on September 1, 2021, due to the achievement of the Interest Only Period Extension Event. With respect to the $10.0 million loan made to the Company upon the execution of the Fifth Amendment, we are obligated to make payments in equal monthly installments of principal and interest beginning on September 1, 2020 (subject to extension to March 1, 2021 or September 1, 2021) upon achievement of specified levels of omadacycline revenue, and such loan matures on August 1, 2022.

To date, we have issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P., a warrant to purchase 16,346 shares of our common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share and a warrant to purchase 18,574 shares of our common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per share. We have also issued a warrant to Hercules Capital, Inc. that is exercisable for an aggregate of 5,374 shares of our common stock at an exercise price of $23.26 per share and a warrant to purchase up to 19,627 shares of common stock at an exercise price of $10.19 per share.

In October 2015 and February 2017, we entered into the Controlled Equity OfferingSM Sales Agreements, or the 2015 Sales Agreement and 2017 Sales Agreement, respectively, with Cantor Fitzgerald & Co., or Cantor, under which we could, at our discretion, from time to time sell shares of our common stock, with a sales value of up to $50.0 million under each Sales Agreement through Cantor. We provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act. We have sold all $50 million of shares of our common stock under the 2015 Sales Agreement. As of April 30, 2019, $0.8 million remains available for sale under the 2017 Sales Agreement.

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

On December 12, 2016, we filed a registration statement on Form S-3 with the SEC, which was declared effective on December 20, 2016, to sell certain of our securities in an aggregate amount of up to $225.0 million. As of March 31, 2019, $175.0 million remains available on this shelf registration statement.

Additionally, on December 1, 2017, we filed a registration statement on Form S-3 with the SEC, which was declared effective on December 8, 2017, to sell certain of our securities in an aggregate amount of up to $250.0 million. As of March 31, 2019, $250.0 million remains available on this shelf registration statement.

On April 18, 2018, we entered into a Purchase Agreement, or the Purchase Agreement, with several initial purchasers, or the Initial Purchasers for whom Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink Partners LLC acted as representatives, relating to the sale of $135.0 million aggregate principal amount of 4.75% Convertible Senior Subordinated Notes due 2024, or the Notes. We also granted the Initial Purchasers an option to purchase up to an additional $25.0 million aggregate principal amount of Notes, which was exercised in full on April 20, 2018. In addition, J. Wood Capital Advisors LLC, the Company’s financial advisor, purchased $5.0 million aggregate principal amount of Notes in a separate, concurrent private placement on the same terms as other investors. After deducting costs incurred of $6.0 million, we received proceeds from the sale of the Notes of $159.0 million in April 2018.

On February 25, 2019, we, through our wholly-owned subsidiary Paratek Royalty Corporation, entered into the Royalty-Backed Loan Agreement with Healthcare Royalty Partners III, L.P. Pursuant to the terms of the Royalty-Backed Loan Agreement, upon the satisfaction of the conditions precedent set forth therein, we borrowed a $32.5 million loan, which was secured by, and will be repaid based upon, royalties from the Almirall Collaboration Agreement. On May 1, 2019, we received $27.8 million, net of $0.5 million lender discount, $0.2 million in lender expenses incurred, and $4.0 million that was deposited into an interest reserve account.

We have used and we intend to continue to use the net proceeds from the above offerings of our common stock and the Notes, as well as from the Hercules Loan Agreement and the Royalty-Backed Loan Agreement, together with our existing capital resources and future NUZYRA product sales, to fund our ongoing company operations, including clinical studies of omadacycline, NUZYRA commercial operations, and for working capital and other general corporate purposes.

 As of March 31, 2019, we had cash, cash equivalents and marketable securities of $257.9 million.

The following table summarizes our cash provided by and used in operating, investing and financing activities:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash used in operating activities	$(35,756)	$(19,052)
Net cash provided by (used in) investing activities	$69,989	$(18,716)
Net cash provided by financing activities	$-	$51,692

Operating Activities

          Cash used in operating activities for the quarter ended March 31, 2019 of $35.8 million is primarily the result of our $35.6 million net loss. This is offset by $6.1 million in non-cash items, including, $3.9 million in stock-based compensation expense, $2.7 million of interest expense, offset by $0.5 million in net depreciation, amortization and accretion. In addition, there was a $1.8 million decrease in accounts payable and accrued expenses, a $1.0 million decrease in long-term lease liability, a $2.3 million increase in accounts receivable and a $1.4 million increase in inventories. Cash used in operating activities for the quarter ended March 31, 2018 of $19.1 million is primarily the result of our $27.8 million net loss, and a $1.5 million net decrease in other current liabilities. This is offset by $5.0 million in non-cash items, including $4.6 million in depreciation, amortization and stock-based compensation expense and $0.4 million of interest income, as well as a $4.2 million decrease in accounts receivable and a $0.7 million decrease in prepaids and other current assets.

Investing Activities

          Net cash provided by investing activities during the quarter ended March 31, 2019 consists of $70.0 million in proceeds from maturities of marketable securities in short-term marketable securities. Net cash used in investing activities during the quarter ended March 31, 2018 consists of $50.0 million investment in short-term marketable securities (U.S. treasury and government agency securities) offset by proceeds from maturities of marketable securities of $31.0 million.

Financing Activities

There was no change in net cash provided by financing activities during the quarter ended March 31, 2019. Net cash provided by financing activities during the quarter ended March 31, 2018 primarily represents $50.0 million in proceeds received in connection with our January 2018 public offering of common stock, net of $0.2 million in offering expenses incurred, net proceeds of $1.8 million received from the sale of shares of our common stock under the Sales Agreements and $0.2 million from the exercise of stock options.

Future Funding Requirements

The quarter ended March 31, 2019 was the first in which we generated revenue from product sales. We launched NUZYRA in the United States in February 2019. Almirall launched SEYSARA in the United States in January 2019. Our future funding requirements will depend on our ability to generate revenue from sales of NUZYRA, and our partner, Almirall’s, ability to generate revenues from sales of SEYSARA, with respect to which we are entitled to tiered royalties. We do not expect to generate any other revenue unless and until our partner, Zai, obtains regulatory approval of and commercializes one or more of our product candidates in the Zai territory. We anticipate that we will need substantial additional funding in connection with our continuing operations to support ongoing development and commercial activities associated with NUZYRA.

We expect to continue to incur significant expenditures and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	conduct additional clinical trials of omadacycline;
•	seek regulatory approvals for additional indications for omadacycline, such as omadacycline for the treatment of UTI;
•	establish a sales, marketing and distribution infrastructure and increases to our manufacturing demand and capabilities to commercialize NUZYRA;
•	add personnel to support our planned commercialization efforts
•	build product inventory; and
•	service and pay down our debt

Based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities of $257.9 million as of March 31, 2019, estimated NUZYRA product sales, and Royalty-Backed Loan Agreement, which was funded on May 1, 2019, will fund company operating expenses, capital expenditures, and debt service beyond the first quarter of 2021.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to, among other items, accounts receivable and related reserves, inventory, intangible assets, goodwill, stock-based compensation arrangements, manufacturing and clinical accruals, accrued sales allowances, product revenue, useful lives for depreciation and amortization of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

During the three months ended March 31, 2019, the company adopted ASU No. 2016-02, Leases (Topic 842) and ASU 2017-09, Compensation – Stock Compensation (Topic 718).  Refer to Note 17, Recent Accounting Pronouncements, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

During the three months ended March 31, 2019 the Company began earning revenue from commercial product sales. As mentioned in Note 2, Summary of Significant Accounting Policies and Basis of Presentation, we recognize revenue when the customer obtains control of our product, which typically occurs once we have transferred physical possession of the good to the customer.

Recent Accounting Pronouncements

Refer to Note 17, Recent Accounting Pronouncements, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2019 and the year ended December 31, 2018 we did not engage in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments as of March 31, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 6, 2019, with the exception of those discussed in Note 13, Long-Term Debt, and Note 16, Commitments and Contingencies, in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Our cash, cash equivalents and investments balance as of March 31, 2019 consisted of cash and cash equivalents, U.S. treasury securities and government agency securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments, although they are available for immediate sale, until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 10% of total liabilities as of March 31, 2019.

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

As of March 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases, and implemented appropriate changes to its internal controls to support the changes in required reporting, including updated policies and procedures related to lease accounting, contract review controls and added documentation processes related to accounting for the new standard.

During the quarter ended March 31, 2019, the Company recognized revenues from the sales of commercial products and have implemented new controls and processes to report this new revenue stream, including controls around inventory, pricing, accounts receivable aging, and monthly reviews of journal entries related to product sales.

During the quarter ended March 31, 2019, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 16, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 6, 2019 other than as set forth below.

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

On March 15, 2019, Douglas Pagán resigned from his position as Chief Financial Officer of the Company. The Company has initiated a search to identify and recruit a new candidate for the role of Chief Financial Officer. However, we cannot guarantee that the transition to a new Chief Financial Officer will be successful or will not result in a negative impact to the Company. Leadership transitions can be inherently difficult to manage, may cause uncertainty or a disruption to a business or may increase the likelihood of turnover in other key management and employees. Any failure by us to effectively manage this leadership transition or a failure to timely identify a qualified Chief Financial Officer could have a material adverse effect on our business, financial condition and results of operations.

Item 6.	Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock	Form 8-K	001-36066	3.1	July 24, 2015

3.4	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	October 5, 2015

4.3	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	December 13, 2016

4.4	Warrant Agreement, dated as of June 27, 2017 issued to Hercules Capital, Inc.	Form 8-K	001-36066	4.1	June 29, 2017

4.5	Warrant Agreement, dated as of August 1, 2018 issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.5	August 2, 2018

4.6	Warrant, dated as of April 7, 2014 issued to HBM Healthcare Investments (Cayman) Ltd.	Form 10-K	001-36066	10.22	April 2, 2015

4.7	Warrant, dated as of April 18, 2014 issued to K/S Danish BioVenture.	Form 10-K	001-36066	10.23	April 2, 2015

4.8	Warrant, dated as of April 7, 2014 issued to Omega Fund III, L.P.	Form 10-K	001-36066	10.24	April 2, 2015

10.1*^	Amendment Agreement - Amendment No. 1 to Patheon Product Agreement by and between the Company and Patheon UK Limited dated as of January 1, 2019

10.2*	Loan Agreement by and between the Company and Healthcare Royalty Partners III, L.P. dated as of February 25, 2019.

31.1*

Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of the Company’s Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

^        Certain confidential information contained in this exhibit has been omitted because it (I) is not material and (ii) would be competitively harmful if publicly disclosed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of May 2019.

Paratek Pharmaceuticals, Inc.

By:	/s/ Michael F. Bigham
Michael F. Bigham
Chairman and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Sarah Higgins
Sarah Higgins
Vice President, Controller (Principal Financial and Accounting Officer)