Form 10-Q
period 2019-06-30
Paratek Pharmaceuticals, Inc.
filed 2019-08-06
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2019 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 31, 2019, there were 32,535,271 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and par value amounts)

(unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$129,164	$46,987
Marketable securities	123,183	203,364
Restricted cash	1,142	266
Accounts receivable, net	2,557	41
Inventories, net	7,572	598
Other receivables	737	208
Prepaid and other current assets	4,329	3,779
Total current assets	268,684	255,243
Long-term restricted cash	3,107	249
Long-term marketable securities	—	42,487
Fixed assets, net	899	1,173
Goodwill	829	829
Right-of-use asset	2,884	—
Other long-term assets	174	211
Total assets	$276,577	$300,192
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,511	$2,090
Other accrued expenses	18,598	15,619
Other current liabilities	971	—
Total current liabilities	22,080	17,709
Long-term debt	260,097	228,959
Long-term lease liabilities	2,586	—
Other liabilities	5,491	5,946
Total liabilities	290,254	252,614
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit)
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 32,516,189 and 32,259,363 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	32	32
Additional paid-in capital	637,354	630,142
Accumulated other comprehensive income (loss)	216	(128)
Accumulated deficit	(651,279)	(582,468)
Total stockholders’ equity (deficit)	(13,677)	47,578
Total liabilities and stockholders’ equity (deficit)	$276,577	$300,192

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product revenue, net	$1,702	$—	$3,049	$—
Collaboration and royalty revenue	343	40	594	50
Net revenue	$2,045	$40	$3,643	$50
Expenses:
Cost of product revenue	567	—	773	—
Research and development	10,679	14,802	22,071	29,665
Selling, general and administrative	20,920	12,912	44,238	24,785
Impairment of intangible asset	—	86	—	86
Changes in fair value of contingent consideration	—	(31)	—	(46)
Total operating expenses	32,166	27,769	67,082	54,490
Loss from operations	(30,121)	(27,729)	(63,439)	(54,440)
Other income and expenses:
Interest income	935	894	1,881	1,369
Interest expense	(3,991)	(2,904)	(7,217)	(4,410)
Other gains (losses), net	(24)	6	(36)	(1)
Net loss before provision for income taxes	$(33,201)	$(29,733)	$(68,811)	$(57,482)
Provision for income taxes	—	—	—	—
Net loss	(33,201)	(29,733)	(68,811)	(57,482)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	144	(47)	344	(67)
Comprehensive loss	$(33,057)	$(29,780)	$(68,467)	$(57,549)
Basic and diluted net loss per share	$(1.02)	$(0.94)	$(2.12)	$(1.85)
Weighted average common stock outstanding
Basic and diluted	32,446,202	31,581,275	32,390,691	31,076,788

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Net loss	$(68,811)	$(57,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	(893)	290
Stock-based compensation expense	6,918	8,870
Noncash interest expense	1,649	1,884
Impairment of intangible asset	—	86
Change in fair value of contingent consideration	—	(46)
Changes in operating assets and liabilities	—
Accounts receivable and other current assets	(3,404)	5,391
Purchase of prepaid interest - marketable securities	—	(548)
Inventories	(2,968)	—
Operating lease right-of-use asset	351	—
Accounts payable and accrued expenses	(2,519)	(631)
Operating lease liability	(1,226)	—
Other liabilities and other assets	553	459
Net cash used in operating activities	(70,350)	(41,727)
Investing activities
Purchase of fixed assets	(11)	(54)
Purchase of marketable securities	(22,310)	(220,732)
Proceeds from maturities of marketable securities	146,500	72,300
Net cash provided by (used in) investing activities	124,179	(148,486)
Financing activities
Proceeds from the issuance of long-term convertible debt, net of costs	—	159,291
Proceeds from the issuance of long-term royalty-backed loan agreement, net of costs	31,788	—
Proceeds from the employee stock purchase plan	294	—
Proceeds from exercise of stock options	—	176
Proceeds from sale of common stock	—	51,516
Net cash provided by financing activities	32,082	210,983
Net increase in cash, cash equivalents and restricted cash	85,911	20,770
Cash, cash equivalents and restricted cash at beginning of period	47,502	35,828
Cash, cash equivalents and restricted cash at end of period	$133,413	$56,598
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$7,032	$2,380
Convertible debt costs incurred but unpaid at period end	$—	$317

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2018	32,259,363	$32	$630,142	$(128)	$(582,468)	$47,578
Vesting of restricted stock unit awards	156,614	—	—	—	—	—
Employee stock purchase plan expense	—	—	24	—	—	24
Unrealized gain on available-for-sale securities, net of tax	—	—	—	200	—	200
Stock-based compensation expense	—	—	3,839	—	—	3,839
Net loss	—	—	—	—	(35,610)	(35,610)
Balances at March 31, 2019	32,415,977	$32	$634,005	$72	$(618,078)	$16,031
Vesting of restricted stock unit awards	5,000	—	—	—	—	$—
Employee stock purchase plan expense	—	—	24	—	—	24
Issuance of stock under the employee stock purchase plan	95,212	—	294	—	—	294
Unrealized gain on available-for-sale securities, net of tax	—	—	—	144	—	144
Stock-based compensation expense	—	—	3,031	—	—	3,031
Net loss	—	—	—	—	(33,201)	(33,201)
Balances at June 30, 2019	32,516,189	$32	$637,354	$216	$(651,279)	$(13,677)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2017	27,941,015	$28	$552,720	$(158)	$(470,112)	$82,478
Issuance of common stock, net of expenses	3,301,436	3	51,512	—	—	51,515
Vesting of restricted stock unit awards	171,999	—	—	—	—	—
Issuance of common stock under stock option plan	28,699	—	177	—	—	177
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(21)	—	(21)
Stock-based compensation expense	—	—	4,367	—	—	4,367
Net loss	—	—	—	—	(27,750)	(27,750)
Balances at March 31, 2018	31,443,149	$31	$608,776	$(179)	$(497,862)	$110,766
Issuance of common stock, net of expenses	—	—	—	—	—	—
Vesting of restricted stock unit awards	271,500	1	—	—	—	1
Issuance of common stock under stock option plan	—	—	—	—	—	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(47)	—	(47)
Stock-based compensation expense		—	4,503	—	—	4,503
Net loss	—	—	—	—	(29,733)	(29,733)
Balances at June 30, 2018	31,714,649	$32	$613,279	$(226)	$(527,595)	$85,490

Paratek Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

1.   Description of the business

Paratek Pharmaceuticals, Inc., or the Company or Paratek, is a Delaware corporation with its corporate office in Boston, Massachusetts and an office in King of Prussia, Pennsylvania.

The Company is a commercial-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics. The Company’s United States Food and Drug Administration, or FDA, approved commercial product, NUZYRA® (omadacycline) is a once-daily oral and intravenous broad-spectrum antibiotic for the treatment of adult patients with community-acquired bacterial pneumonia, or CABP, and acute bacterial skin and skin structure infections, or ABSSSI, caused by susceptible pathogens. The Company launched NUZYRA in the United States in February 2019.  The Company is also studying NUZYRA for the treatment of urinary tract infections, or UTI.  SEYSARA® (sarecycline) is an FDA-approved product, with respect to which the Company has exclusively licensed development and commercialization rights in the United States to Almirall, LLC, or Almirall. SEYSARA was launched by Almirall in the United States in January 2019 as a new once-daily oral therapy for the treatment of moderate to severe acne vulgaris. The Company retains development and commercialization rights with respect to sarecycline in the rest of the world.

The Company has incurred significant losses since inception in 1996. The Company has generated an accumulated deficit of $651.3 million through June 30, 2019 and will require substantial additional funding in connection with the Company’s continuing operations to support development and commercial activities associated with NUZYRA. Based upon the Company’s current operating plan, it anticipates that its cash, cash equivalents and available for sale marketable securities of $252.3 million as of June 30, 2019 will enable the Company to fund operating expenses and capital expenditure requirements through at least the next twelve months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q. The Company expects to finance future cash needs primarily through a combination of product sales, royalties, public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding.  The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations as well as the risks discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission, or the SEC, on March 6, 2019, and in the Company’s other filings with the SEC.

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

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2018, except as described below related to Note 10, Other Accrued Expenses, the adoption of ASU No. 2018-07 and ASC 842, and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2019, results of operations for the three month and six month periods ended June 30, 2019, cash flows for the six month periods ended June 30, 2019 and changes in stockholders’ equity (deficit) for the three month and six month periods ended June 30, 2019. On June 30, 2019, the Company presented “accrued interest” as a separate line item in Note 10, Other Accrued Expenses. The Company reclassified “accrued interest” of $1.8 million as of December 31, 2018, previously presented as part of “accrued processional fees” into “accrued interest” in Note 10, Other Accrued Expenses. On December 31, 2018, the Company presented “accrued contract manufacturing costs” as a separate line item on its consolidated balance sheet. Beginning January 1, 2019, the Company reclassified the December 31, 2018 accrued contract manufacturing costs balance of $2.8 million, into “other accrued expenses”. Beginning on January 1, 2019, the Company also reclassified inventories of $0.6 million as of December 31, 2018, previously presented as part of “prepaid and other current assets” into “inventories” on the condensed consolidated balance sheet.

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

Summary of Significant Accounting Policies

As of June 30, 2019, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 6, 2019, have not changed except as discussed below.

Accounts Receivable, Net

Accounts receivable at June 30, 2019 represents trade accounts receivable of $2.1 million consisting of payments to be received from customers for sales of NUZYRA, net of prompt payment discounts, chargebacks, rebates and certain fees. An additional $0.5 million in accounts receivable represents royalty revenue earned, but not yet received, during the three months ended June 30, 2019 in connection with SEYSARA sales under the Company’s collaboration agreement with Almirall. Refer to Note 8, License and Collaboration Agreements, for further details.

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

Although separation of lease and non-lease components is otherwise required, certain expedients are available. Entities may elect to not separate lease and non-lease components by class of underlying asset and account for each lease component and the related non-lease component together as a single component. For new and amended leases beginning in 2019 and after, the Company has elected to account for each lease component and related non-lease component as a single lease component and allocate all of the contract consideration to the lease component only.

Product Revenue

The Company sells its product principally to a limited number of specialty distributors and specialty pharmacy providers in the United States. These customers subsequently resell the Company’s product to health care providers and patients.  In addition to distribution agreements with customers, the Company enters into arrangements with health care providers and payers that provide for government mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of our product.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which typically occurs once the company has transferred physical possession of the good to the customer.  The transaction price that the Company recognizes as revenue reflects the amount it expects to be entitled to in connection with the sale and transfer of control of product to its customers. Variable consideration is only included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the time that the Company’s customers take control of the product, which is when the Company’s performance obligation under the sales contracts is complete, the Company records product revenues net of applicable reserves for various types of variable consideration based on the Company’s estimates of channel mix. The types of variable consideration in our product revenue are as follows:

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

Product returns – Generally, the Company’s customers have the right to return any unopened/unused product supply during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. Since the Company currently does not have history of NUZYRA returns, the Company estimated returns based on industry data for comparable products in the market. As the Company distributes its product and establish historical sales over a longer period of time (i.e., two years), the Company will be able to place more reliance on historical purchasing, demand and return patterns of its customers when evaluating its reserves for product returns.

At the end of each reporting period for any of our products, the Company may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels and dating and sell-through data, the expiration dates of product currently being shipped, price changes of competitive products and introductions of generic products.

Chargebacks – Although the Company primarily sells products to specialty distributors in the United States, the Company also enters into agreements with hospitals and outpatient infusion centers, either directly or through group purchasing organizations acting on behalf of their members, in connection with the purchase of product. Based on these agreements, some of the Company’s customers have the right to receive a discounted price on product purchases. In the case of discounted pricing, the Company typically provides a credit to our specialty distributors customers (i.e., chargeback), representing the difference between the customer’s acquisition list price and the discounted price.

Government Rebates –We are subject to discount obligations under state Medicaid programs and Medicare.  We estimate our Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payer mix.  These reserves are recorded in the same period the related product revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses on the consolidated balance sheet.  For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program.  Our liability for these rebates consists of an estimate of claims for the current quarter and estimated future claims that will be made for product sales that have been recognized as revenue but remain in distribution channel inventory at period end.

Commercial Payer and Other Rebates – The Company plans to contract with certain private payer organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of NUZYRA and contracted formulary status. The Company estimates these rebates and records reserves for such estimates in the same period the related revenue is recognized. Currently, the reserve for customer payer rebates considers future utilization based on third party studies of payer prescription data; the utilization is applied to product that remains in the distribution and retail pharmacy channel inventories at the end of each reporting period. As the Company distributes its product and establishes historical sales over a longer period of time (i.e., two years), the Company will be able to place more reliance on historical data related to commercial payer rebates (i.e., actual utilization units) while continuing to rely on third party data related to payer prescriptions and utilization.

Patient Assistance – The Company offers certain voluntary patient assistance programs for prescriptions, such as co-pay assistance programs, which are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product sale that has been recognized as revenue but remains in the distribution and pharmacy channel inventories at the end of each reporting period.

At the end of each reporting period, the Company adjusts its allowances for cash discounts, product returns, chargebacks, and other rebates and discounts when the Company believes actual experience may differ from current estimates.

The following table summarizes balances and activity in each of the product revenue allowance and reserve categories:

	Chargebacks, discounts and fees	Government and other rebates	Returns	Patient assistance	Total
Balance at December 31, 2018	$—	$—	$—	$—	$—
Provision related to current period sales	291	444	77	274	1,086
Adjustment related to prior period sales	—	—	—	—	—
Credit or payments made during the period	(70)	(55)	—	(11)	(136)
Balance at June 30, 2019	$221	$389	$77	$263	$950

Contract costs

The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if the costs are expected to be recovered. As a practical expedient, the Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. To date, the Company has not incurred any significant incremental costs of obtaining a contract with a customer.

Cost of Revenue

Cost of revenue consists primarily of the manufacturing costs for NUZYRA. All manufacturing costs incurred prior to NUZYRA’s approval in the United States on October 2, 2018 were expensed in research and development and were not included in cost of revenue.

Stock-Based Compensation

Prior to the adoption of ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, or ASU No. 2018-07, as discussed in Note 17, Recent Accounting Pronouncements, the measurement date for non-employee awards was generally the date the services were completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. After the adoption of ASU No. 2018-07, the measurement date for non-employee awards is the later of the adoption date of ASU No. 2018-07 or the date of grant, without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis.

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

3.   Cash and Cash Equivalents and Marketable Securities

The following is a summary of available-for-sale securities as of June 30, 2019 and December 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
June 30, 2019
U.S. treasury securities	$122,967	$216		$—	$123,183
Total	$122,967	$216	$		$123,183
December 31, 2018
U.S. treasury securities	$245,979	$65		$(193)	$245,851
Total	$245,979	$65		$(193)	$245,851

No available-for-sale securities held as of June 30, 2019 and December 31, 2018 had remaining maturities greater than twelve months and fifteen months, respectively.

4.   Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statement of cash flows that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows.

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$129,164	$56,082
Short-term restricted cash	1,142	266
Long-term restricted cash	3,107	250
Total cash, cash equivalents and restricted cash shown on the condensed consolidated statement of cash flows	$133,413	$56,598

Short-term restricted cash

As of December 31, 2018 restricted cash of $0.3 million primarily represented royalty income received but not yet paid to former stockholders of Transcept Pharmaceuticals, Inc., or Transcept, as part of the royalty sharing agreement, or the Royalty Sharing Agreement, executed by the Company in October 2016 with the Special Committee of the Company’s Board of Directors, which was established in connection with the business combination between privately-held Paratek Pharmaceuticals, Inc. and Transcept in October 2014, or the Merger. This amount was paid to former stockholders of Transcept in the second quarter of 2019.

On May 1, 2019, the Company deposited $4.0 million into an interest reserve account in conjunction with the funding of a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, executed with Healthcare Royalty Partners III, L.P. Payments of interest under the Royalty-Backed Loan Agreement will be made quarterly, beginning in August 2019, using royalty payments received since the immediately preceding payment date under the Almirall Collaboration Agreement. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the Company will cover the balance of the interest payment due from the interest reserve account.  Refer to Note 13, Long-Term Debt, for further details. As of June 30, 2019 restricted cash of $1.1 million represents the estimated amount that is expected to be paid to Healthcare Royalty Partners III, L.P. out of the interest reserve account within the next twelve months.

Long-term restricted cash

The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. Refer to Note 14, Leases, for further details. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of both June 30, 2019 and December 31, 2018, naming the landlord as beneficiary.

As of June 30, 2019, long term restricted cash of $2.9 million represents the remaining balance in the interest reserve account that is expected to be paid to Healthcare Royalty Partners III, L.P. after June 30, 2020.

5. Inventories, Net

The following table presents inventories (in thousands):

	June 30, 2019	December 31, 2018
Work in process	$7,372	$598
Finished goods	200	—
Total inventories	$7,572	$598

When recorded, inventory reserves reduce the carrying value of inventories to their net realizable value. The Company reviews inventories on hand at least quarterly and record provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value.

6.   Fixed Assets, Net

Fixed assets, net, consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Office equipment	$866	$866
Computer equipment	412	412
Computer software	798	798
Leasehold improvements	920	909
Gross fixed assets	2,996	2,985
Less: Accumulated depreciation and amortization	(2,097)	(1,812)
Net fixed assets	$899	$1,173

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

The following outstanding shares subject to stock options and RSUs, warrants to purchase shares of common stock and common stock issuable upon conversion of convertible debt were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation as of the three and six months ended June 30, 2019 and 2018 as indicated below:

	Six Months Ended June 30,
	2019	2018
Excluded potentially dilutive securities (1):
Common stock issuable under outstanding convertible notes	10,377,361	10,377,361
Shares subject to outstanding options to purchase common stock	3,636,627	3,713,967
Unvested restricted stock units	2,503,154	1,924,774
Shares subject to warrants to purchase common stock	104,455	84,828
Shares issuable under employee stock purchase plan	884,621	36,539
Totals	17,506,218	16,137,469

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of June 30, 2019. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

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

The Company recognized an insignificant amount of royalty revenue for the three and six months ended June 30, 2019 under the Tetraphase License Agreement.

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

As regulatory approval in the People’s Republic of China is not within the control of the Company, the achievement of the milestone was not deemed probable and the risk of significant reversal of revenue was not resolved as of June 30, 2019. As such, the next milestone payment was not recognized as revenue in the year ended December 31, 2018 or the six months ended June 30, 2019.

The Company recognized an insignificant amount of collaboration revenue for the three and six months ended June 30, 2019 under the Zai Collaboration Agreement.

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

The Company recognized $0.3 million and $0.6 million of royalty revenue for the three and six months ended June 30, 2019, respectively, under the Almirall Collaboration Agreement. Royalty revenue recognized for sales of SEYSARA in the United States was estimated using third party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenues will be adjusted for in the period in which they become known, which is expected to be the following quarter. During the three months ended June 30, 2019, the Company recorded an adjustment of $0.1 million to decrease the estimated royalty revenue to the actual royalty revenue payment received for sales that occurred during the three months ended March 31, 2019.

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

The Company did not incur a significant royalty expense for the three and six months ended June 30, 2019 and did not incur any royalty expense under the Tufts License Agreement for the three and six months ended ended June 30, 2018.

Past Collaborations

Novartis International Pharmaceutical Ltd.

In September 2009, the Company and Novartis International Pharmaceutical Ltd., or Novartis, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. The Company and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, European Medicines Agency, or any regulatory agency, but only to the extent the Company had not previously granted such commercialization rights related to omadacycline to another third party as of any such approval. The Company also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by the Company in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country.  The first royalty payment became payable as of March 31, 2019. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $3.5 million and $3.6 million as of June 30, 2019 and December 31, 2018, respectively, included within “Other liabilities” on the Company’s consolidated balance sheet. In addition, a short-term liability of $0.1 million, included within “Other current liabilities” on the Company’s consolidated balance sheet, exists as of June 30, 2019 that represents the portion of royalty payments due to Novartis within twelve months. There are no other payment obligations to Novartis under the Novartis Agreement or the amended Novartis Letter Agreement.

9.   Capital Stock

In October 2015 and February 2017, the Company entered into Controlled Equity OfferingSM Sales Agreements, or the 2015 Sales Agreement and 2017 Sales Agreement, respectively, and collectively, the Sales Agreements, with Cantor Fitzgerald & Co., or Cantor, under which the Company could, at its discretion, from time to time sell shares of its common stock, with a sales value of up to $50.0 million under each Sales Agreement through Cantor. The Company provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has sold all $50.0 million of shares of its common stock under the 2015 Sales Agreement. The 2017 Sales Agreement was terminated effective on June 22, 2019.  The Company sold 2,102,315 shares of common stock pursuant to the 2017 Sales Agreement for $47.7 million in proceeds, after deducting commissions of $1.5 million. None of these sales occurred during the six months ended June 30, 2019.

On July 2, 2019, the Company entered into an At the Market Sales Agreement, or the 2019 Sales Agreement, with Jefferies LLC, or Jefferies, and BTIG, LLC, or BTIG, under which it may offer and sell its common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies or BTIG as its sales agents. Sales of the Company’s common stock through Jefferies or BTIG, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on the Nasdaq Global Market or any other existing trading market for its common stock. Jefferies and BTIG will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions we may impose). The Company will pay Jefferies or BTIG, as applicable, a commission of 3% of the gross sales proceeds of any common stock sold through Jefferies and BTIG under the 2019 Sales Agreement. The Company has also provided Jefferies and BTIG with customary indemnification rights.

The Company is not obligated to make any sales of common stock under the 2019 Sales Agreement, and no sales have been made pursuant to the 2019 Sales Agreement. The offering of shares of the Company’s common stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the 2019 Sales Agreement, or (ii) termination of the 2019 Sales Agreement in accordance with its terms.

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

In connection with the borrowing under the Hercules Loan Agreement on June 27, 2017, the Company issued an additional warrant to Hercules Capital, Inc. to purchase 5,374 shares of its common stock at an exercise price of $23.26 per share, or the Additional Warrant.

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

10.   Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued legal costs	$392	$366
Accrued other	348	809
Accrued professional fees	581	750
Accrued compensation	3,772	6,070
Accrued interest	2,299	1,813
Accrued contract research	2,896	1,747
Accrued commercial	1,976	1,280
Accrued manufacturing	1,201	2,784
Accrued sales allowances	1,128	—
Accrued inventory	4,005	—
Total	$18,598	$15,619

11.   Fair Value Measurements

Financial instruments, including cash, cash equivalents, restricted cash, money market funds, U.S. treasury and government agency securities, accounts receivable, accounts payable, accrued expenses, contingent obligations are carried on the condensed consolidated financial statements at amounts that approximate fair value. The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date.  The fair value of the Company’s debt (including the Notes as defined in Note 13, Long-Term Debt), is $182.3 million as of June 30, 2019. The fair value of the Company’s debt was determined using Level 3 inputs.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2019
Assets:
U.S. treasury securities	$123,183	$—	$—	$123,183
Total Assets	$123,183	$—	$—	$123,183
December 31, 2018
Assets:
U.S. treasury securities	$245,851	$—	$—	$245,851
Total Assets	$245,851	$—	$—	$245,851

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

12.   Stock-Based and Incentive Compensation

Stock-based Compensation

The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expense	$873	$1,554	$2,308	$3,014
Selling, general and administrative expense	2,182	2,949	4,610	5,856
Total stock-based compensation expense	$3,055	$4,503	$6,918	$8,870

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

	Six Months Ended June 30,
	2019	2018
Volatility	64.7%	68.1%
Weighted average risk-free interest rate	2.5%	2.7%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	5.6	5.9

Stock Option Plan Activity

The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Equity Incentive Plan, or the 2015 Plan, which was approved by Company stockholders at the annual meeting of shareholders held on June 9, 2015, reserving 1,200,000 shares of common stock for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, performance cash awards and other stock awards to directors, officers, employees and consultants. The 2015 Plan is intended to be the successor to and continuation of the Paratek Pharmaceuticals, Inc., 2006 Incentive Award Plan and the Paratek Pharmaceuticals, Inc. 2014 Equity Incentive Plan, or collectively, the Prior Plans.  When the 2015 Plan became effective, no additional stock awards were granted under the Prior Plans, although all outstanding stock awards granted under the Prior Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the Prior Plans. On January 1, 2019, 1,612,969 shares of common stock were automatically added to the shares authorized for issuance under the 2015 Plan pursuant to a “Share Reserve” provision contained in the 2015 Plan.  The Share Reserve automatically increases on January 1st of each year, for the period commencing on (and including) January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise automatically occur.  Total shares available for future issuance under the 2015 Plan are 722,536 shares as of June 30, 2019.

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

During the six months ended June 30, 2019, the Company’s Board of Directors granted 52,710 stock options and 1,604,240 RSUs to directors, executives and employees of the Company under the 2015 Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards made in February 2019 to executives are subject to time-based vesting, with 10/40 of the shares vesting on December 10, 2019, or the Initial Vest Date, with an additional 15/40 of the shares vesting on the succeeding two anniversaries of the Initial Vesting Date. The RSU awards made in February 2019 to non-executive employees of the Company are subject to time-based vesting and vest in three equal installments commencing on each of the one-year anniversaries of the grant date. The grants also included performance-based RSU, or PRSU, awards to certain executives and employees of the Company. The PRSU awards issued in February 2019 will vest as follows: (a) 25/60 and (b) 25/60, each, on certain net product revenue achievements and (c) the remaining 10/60 on certain other business achievements. Since the Company believes it is probable that milestones (a) and (b) above will be achieved, the Company recognized compensation cost, for a total of $0.4 million for the performance condition during the six months ended June 30, 2019 using the accelerated attribution method.

The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Inducement Plan, or the 2015 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 360,000 shares of common stock solely for the grant of inducement stock options to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. The Company has not made any grants under the 2015 Inducement Plan since December 31, 2015. Although the Company does not currently anticipate the issuance of additional grants under the 2015 Inducement Plan, as of June 30, 2019, 110,667 shares remain available for grant under that plan, as well as any shares underlying outstanding stock options that may become available for grant pursuant to the plan’s terms. It is therefore possible that the Company may, based on the business and recruiting needs of the Company, issue additional stock options under the 2015 Inducement Plan.

In June 2017, the Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2017 Inducement Plan, or the 2017 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 550,000 shares of common stock solely for the grant of inducement stock options and RSU awards to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. In October 2018, the Company’s Board of Directors approved the reserve of an additional 500,000 shares for the 2017 Inducement Plan, for a total of 1,050,000 shares reserved for issuance under it. During the six months ended June 30, 2019, the Company’s Board of Directors granted 15,150 stock options and 11,300 RSUs to employees of the Company under the 2017 Inducement Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards are subject to time-based vesting, with 100% of the shares of common stock subject to the RSU award vesting three years from the grant date. As of June 30, 2019, 512,500 shares remained available for grant under the 2017 Inducement Plan, as well as any shares underlying awards that may become available for grant pursuant to the plan’s terms.

Stock options

A summary of stock option activity for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	3,777,162	$16.65	7.10	$506
Granted	67,860	6.98
Cancelled or forfeited	(208,395)	17.41
Outstanding at June 30, 2019	3,636,627	$16.42	6.65	$—
Exercisable at June 30, 2019	3,073,254	$16.68	6.33	$—

Restricted Stock Units

A summary of RSU activity for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	1,470,237	$15.28
Granted	1,615,540	$7.11
Released	(161,614)	$14.01
Forfeited	(421,009)	$11.32
Unvested balance at June 30, 2019	2,503,154	$10.76

Total unrecognized stock-based compensation expense for all stock-based awards was $19.8 million as of June 30, 2019. This amount will be recognized over a weighted-average period of 1.80 years.

2018 Employee Stock Purchase Plan

The Company’s Board of Directors adopted, and in June 2018 Company’s stockholders approved, the Paratek Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan, or the 2018 ESPP. The 2018 ESPP was amended in October 2018 to change the commencement dates of the offering periods. The maximum aggregate number of shares of our common stock that may be purchased under the 2018 ESPP is 943,294 shares, or the ESPP Share Pool, subject to adjustment as provided for in the 2018 ESPP.  The ESPP Share Pool represented 3% of the total number of shares of our common stock outstanding as of March 31, 2018. The 2018 ESPP allows eligible employees to purchase shares during certain offering periods, which will be six -month periods commencing June 1 and ending November 30 and commencing December 1 and ending May 31 of each year. The first offering under the 2018 ESPP occurred on December 1, 2018.

Revenue Performance Incentive Plan

On October 4, 2018, the Company adopted the Revenue Performance Incentive Plan, or the Plan, to grant performance-based cash incentive awards to key employees and consultants of the Company.  The Plan provides for an incentive pool of up to $50.0 million, plus accrued interest during the period between the awards’ vesting date and payment dates.  Each participant will be allocated a percentage of the incentive pool.

The incentive pool will be divided into two equal tranches with the first tranche vesting upon the Company’s achievement of cumulative net product revenues over $300.0 million by December 31, 2025, or Tranche 1, and the second tranche vesting upon the Company’s achievement of cumulative product revenues over $600.0 million by December 31, 2026, or Tranche 2.  Participants will vest annually in each tranche of their awards in four equal installments on December 31, 2019, December 31, 2020, December 31, 2021, and December 31, 2022, subject to their continued employment with the Company through the applicable vesting date.  If a participant’s employment terminates prior to December 31, 2022 due to death or disability, the participant will automatically vest in an additional 25% of each tranche of his or her award.  Upon the achievement of a Tranche 1 or Tranche 2 milestone (but not a deemed achievement in connection with a change of control), each participant who has remained in continuous employment with the Company through December 31, 2022 will be 100% vested in the applicable tranche. In the event of a change of control of the Company prior to December 31, 2026, participants whose employment has terminated prior to such date will be eligible for payouts under the Plan based on the then-vested portion of their awards, and participants who have remained employed through the change of control will be deemed to have time vested in full in each tranche of their awards.

Upon the achievement of a Tranche 1 or Tranche 2 milestone (but not a deemed achievement in connection with a change of control), each participant’s payout in respect of the applicable tranche of his or her award will equal (a) the participant’s then-vested percentage, multiplied by (b) $25 million, multiplied by (c) the participant’s individual percentage allocation of the incentive pool.

If a change of control occurs prior to December 31, 2026, and the Tranche 1 milestone was not achieved prior to the change of control, the Tranche 1 milestone will be deemed to be achieved at a percentage equal to the greater of (1) 50% and (2) the cumulative product revenues as of the change of control, divided by $300.0 million.  If a change of control occurs prior to December 31, 2026, and the Tranche 2 milestone was not achieved prior to the change of control, the Tranche 2 milestone will be deemed to be achieved at a percentage equal to the greater of (1) 30% and (2) the cumulative product revenues as of the change of control, divided by $600.0 million.  A participant’s payout in respect of each tranche of his or her award in a change of control will equal (1) the participant’s then-vested percentage of such tranche, multiplied by (2) the percentage of that tranche’s milestone that has been achieved or is deemed to have been achieved, multiplied by (3) $25.0 million, multiplied by (4) the participant’s individual percentage allocation of the incentive pool.

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

The Company will recognize the compensation cost over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance. The performance condition is not yet deemed probable; as such, no amounts were accrued under the Plan during the six months ended June 30, 2019.

13.   Long-Term Debt

Hercules Loan Agreement

On June 27, 2019, the Company entered into an Amended and Restated Loan and Security Agreement, the Loan Agreement, with Hercules Technology III, L.P., certain other lenders, together, the Lenders, and Hercules Capital, Inc. (as agent), under which the Company may borrow up to $100.0 million in multiple tranches, each, a Term Loan Tranche. The Loan Agreement amends and restates in its entirety the Company’s prior Loan and Security Agreement with the Lenders dated as of September 30, 2015 to, among other things, provide for an extension of the scheduled maturity date of the $60.0 million Term Loan Tranche, or the First Tranche, from September 1, 2021 to September 1, 2023, upon certain events set forth in the Loan Agreement, and an extension of the scheduled maturity date of the $10.0 million Term Loan Tranche, or the Second Tranche, and additional Term Loan Tranches (if any), from August 1, 2022 to August 1, 2024, upon certain events set forth in the Loan Agreement. The Loan Agreement also provides for an additional $10.0 million of additional Term Loan Tranches (up to a total of $30.0 million of additional Term Loan Tranches) that may be available to the Company, subject to approval by Hercules, in its sole discretion, whether to provide such tranches. As such there can be no assurance as to whether or not the additional Term Loan Tranches shall be funded.

The interest rate with respect to the First Tranche is a floating per annum rate equal to the greater of (i) 8.50% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.75%, and (ii) 8.50%. The interest rate with respect to the Second Tranche is, and the interest rate with respect to additional Term Loan Tranches (if any) will be, a floating per annum rate equal to the greater of (i) 7.85% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.75%, and (ii) 7.85%. An end of term charge equal to 4.5% with respect to $50.0 million of the First Tranche and equal to 2.25% with respect to the remaining $10.0 million of the First Tranche, and an end of term charge equal to 6.95% of the Second Tranche, and the Additional Term Loan Tranches (if any), of the issued principal balance of the term loans is payable at maturity, including in the event of any prepayment, and is being accrued as interest expense over the term of the term loans using the effective interest method. Payments under the Loan Agreement with respect to the First Tranche are interest only until January 1, 2021, followed by equal monthly payments of principal and interest through the scheduled maturity date. Payments under the Loan Agreement with respect to the Second Tranche are, and with respect to additional Term Loan Tranches (if any) will be, interest only until January 1, 2021 (which can be extended to May 1, 2021 or September 1, 2021, upon certain events set forth in the Loan Agreement), followed by equal monthly payments of principal and interest through the scheduled maturity date. The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its and Paratek Pharma, LLC’s assets, other than intellectual property.

If the Company prepays the loan prior to maturity, it will pay the Lenders a prepayment charge, based on a percentage of the then outstanding principal balance, equal to 1.75% if the prepayment occurs prior to January 1, 2020, or equal to 0% if the prepayment occurs on or after January 1, 2020.

The Loan Agreement includes customary affirmative and restrictive covenants, including a liquidity covenant and a covenant against suffering a “change of control,” and also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of Lenders’ security interest or in the value of the collateral, cross acceleration to the debt and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

Borrowings under the Hercules Loan Agreement are collateralized by substantially all of the assets of the Company.

Upon an Event of Default, an additional 5.0% interest would be applied, and Hercules could, at its option, accelerate and demand payment of all or any part of the term loans together with the prepayment and end of term charges. An Event of Default is defined in the Hercules Loan Agreement as (i) failure to make required payments; (ii) failure to adhere to financial, operating and reporting loan covenants; (iii) an event or development occurs that would be reasonably expected to have a material adverse effect; (iv) false representations in the Hercules Loan Agreement; (v) insolvency, as described in the Hercules Loan Agreement; (vi) levy or attachments on any of the Company's assets; and (vii) default of any other agreement or subordinated debt greater than $1.0 million. In the event of insolvency, this acceleration and declaration would be automatic. In addition, in connection with the Hercules Loan Agreement, the Company agreed to provide Hercules with a contingent security interest in the Company's bank accounts. The Company's control of its bank accounts is not adversely affected unless Hercules elects to obtain unilateral control of the Company's bank accounts by declaring that an Event of Default has occurred. The principal of the term loans, which is not due within 12 months of June 30, 2019, has been classified as long-term debt.

The following table summarizes the impact of the Hercules Loan Agreement on the Company’s consolidated balance sheets at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Gross proceeds	$70,000	$70,000
Unamortized debt issuance costs	(484)	(606)
Carrying value	$69,516	$69,394

Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Future principal payments, which exclude the end of term charge, in connection with the Hercules Loan Agreement as of June 30, 2019 are as follows (in thousands):

Fiscal Year
2019	$—
2020	—
2021	65,835
2022	4,165
Total	$70,000

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

The Company recognized coupon interest expense of $2.0 million and $3.9 million, and amortization expense on the debt issuance costs of $0.2 million and $0.4 million, for the three and six months ended June 30, 2019, respectively.

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

The following table summarizes how the issuance of the Notes is reflected in the Company’s consolidated balance sheets at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Gross proceeds	$165,000	$165,000
Unamortized debt issuance costs	(4,989)	(5,434)
Carrying value	$160,011	$159,566

Royalty-Backed Loan Agreement

On February 25, 2019, the Company, through its wholly-owned subsidiary Paratek Royalty Corporation, or the Subsidiary, entered into a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, with Healthcare Royalty Partners III, L.P., or HCRP. Pursuant to the terms of the Royalty-Backed Loan Agreement, upon the satisfaction of the conditions precedent set forth therein, the Subsidiary borrowed a $32.5 million loan, which was secured by, and will be repaid based upon, royalties from the Almirall Collaboration Agreement. On May 1, 2019, the Company received $27.8 million, net of $0.5 million lender discount, $0.2 million in lender expenses incurred, and $4.0 million that was deposited into an interest reserve account. During the three months ended June 30, 2019, the Company paid $0.1 million to HCRP based upon royalties earned from the Almirall Collaboration Agreement during the three months ended March 31, 2019.

Under the Royalty-Backed Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 12.0%.  Payments of interest under the Royalty-Backed Loan Agreement will be made quarterly, beginning in August 2019, out of the Almirall Collaboration Agreement royalty payments received since the immediately preceding payment date. On each interest payment date, any royalty payments in excess of accrued interest on the loan will be used to repay the principal of the loan until the balance is fully repaid.  In addition, the Subsidiary made up-front payments to HCRP of (i) a 1.5% fee and (ii) up to $300,000 for HCRP’s expenses. The Royalty-Backed Loan Agreement matures on May 1, 2029, at which time, if not earlier repaid in full, the outstanding principal amount of the loan, together with any accrued and unpaid interest, and all other obligations then outstanding, shall be due and payable in cash. The Company has entered into a Pledge and Security Agreement in favor of HCRP, pursuant to which the Subsidiary’s obligations under the Loan Agreement are secured by a pledge of all of the Company’s holdings of the Subsidiary’s capital stock.

The Royalty-Backed Loan Agreement contains certain customary affirmative covenants, including those relating to: use of proceeds; maintenance of books and records; financial reporting and notification; compliance with laws; and protection of Company intellectual property. The Royalty-Backed Loan Agreement also contains certain customary negative covenants, barring the Subsidiary from: certain fundamental transactions; issuing dividends and distributions; incurring additional indebtedness outside of the ordinary course of business; engaging in any business activity other than related to the Almirall Collaboration Agreement; and permitting any additional liens on the collateral provided to HCRP under the Royalty-Backed Loan Agreement.

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

The Company recognized interest expense of $0.6 million for the three and six months ended June 30, 2019.

The following table summarizes the impact of the Royalty-Backed Loan Agreement on the Company’s consolidated balance sheets at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Gross proceeds	$32,500	$—
Unamortized debt issuance costs	(1,930)	—
Carrying value	$30,570	$—

Long-term debt on the Company’s consolidated balance sheets at June 30, 2019 includes the carrying value of the Hercules Loan Agreement, the Notes and the Royalty-Backed Loan Agreement. Long-term debt on the Company’s consolidated balance sheet at December 31, 2018 includes the carrying value of the Hercules Loan Agreement and the Notes.

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

The Company executed an amended lease agreement on its Boston office space in July 2016. The amended lease agreement added 4,153 rentable square feet of office space and extended the original lease term by two years. In accordance with the amended lease agreement, the Company paid a security deposit of $0.1 million. Subsequent to the amended lease agreement, the Company records monthly lease expense of approximately $49,000 for the Boston office space. In applying the ASC 842 transition guidance, the Company retained the classification of this lease to be operating and recorded a lease liability and a right-of-use asset on the ASC 842 effective date.

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

Rent expense, exclusive of related taxes, insurance, and maintenance costs totaled approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2018, respectively, and is reflected in operating expenses.

The following table contains a summary of the lease costs recognized under Topic 842 and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2019:

Operating leases	For the Three Months Ended June 30, 2019
Lease cost (in thousands)
Operating lease cost	$255
Variable lease cost	14
Total lease cost	$269
Cash paid for amounts included in the measurement of lease liabilities:	289

For the Six Months Ended June 30, 2019
Lease cost (in thousands)
Operating lease cost	$510
Variable lease cost	44
Total lease cost	$554
Cash paid for amounts included in the measurement of lease liabilities:	$481

Other information
Weighted average remaining lease term (in years)	4.0
Weighted average discount rate	8.75%

Future minimum operating lease obligations under non-cancelable operating leases with initial terms of more than one-year as of June 30, 2019, are as follows:

Maturity of lease liabilities (in thousands)	As of June 30, 2019
2019	$580
2020	1,178
2021	964
2022	508
2023	518
2024 and thereafter	396
Total lease payments	$4,144
Less: imputed interest	(653)
Total operating lease liabilities	$3,491

The total operating liability is presented on the Company’s condensed consolidated balance sheet based on maturity dates. $0.9 million of the total operating liabilities is classified under “other current liabilities” for the portion due within twelve months, and $2.6 million is classified under “long-term lease liability”.

The Company is party to a manufacturing and services agreement for which space within the manufacturing facility will be leased. This lease has not yet commenced as of the reporting date and is not included in the maturity table above.

15.   Income Taxes

The Company recorded no provision for income taxes for the three or six months ended June 30, 2019 and June 30, 2018.

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

Other Legal Proceedings

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2019, the Company was not party to any other legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of executive management or affiliate of the Company is either a party adverse to the Company or the Company’s subsidiaries or has a material interest adverse to the Company or the Company’s subsidiaries.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. The FASB has subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2020. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 will have on the Company’s financial position and results of operations.

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

Company Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics. NUZYRA® (omadacycline), our product, and SEYSARA® (sarecycline), the product which we have exclusively licensed to Almirall, LLC, or Almirall, development and commercialization rights in the United States, both received U.S. Food and Drug Administration, or FDA, approval in October 2018. The FDA approved NUZYRA, a once-daily oral and intravenous, or IV, broad-spectrum antibiotic, for the treatment of adults with community acquired bacterial pneumonia, or CABP, and acute bacterial skin and skin structure infections, or ABSSSI, caused by susceptible bacteria. We launched NUZYRA in the United States in February 2019. The FDA approved SEYSARA, a new once-daily oral therapy, for the treatment of inflammatory acne vulgaris in patients age nine or older. Almirall launched SEYSARA in the United States in January 2019.

To date, we have conducted more than 20 Phase 1 studies of omadacycline to characterize the effects of the drug on humans, including how it is absorbed, metabolized, and excreted. These Phase 1 studies also included evaluation in special populations like hepatic and renal failure patients. We have also conducted three successful Phase 3 clinical studies. Our first two Phase 3 clinical studies were for the treatment of ABSSSI (OASIS-1) and CABP (OPTIC). Both studies utilized initiation of IV therapy with transitions to oral-based treatment on clinical response. Our third Phase 3 clinical study (OASIS-2) was an oral-only administration of omadacycline in ABSSSI compared to oral-only linezolid. All three Phase 3 clinical studies resulted in omadacycline demonstrating positive efficacy results and a generally safe and well tolerated profile.  These data formed the basis of approval for NUZYRA in the United States. We have also agreed on a path forward with the FDA to evaluate an oral-only dosing regimen for NUZYRA in CABP. The study is designed to demonstrate that our oral-only dosing regimen will be comparable to the pharmacokinetics, or PK, of our proven IV-to-oral dosing regimen in patients with CABP. We anticipate that the oral-only CABP study will initiate in the fourth quarter of 2019.  Based upon the size of the required trial, we anticipate a submission and potential approval for this posology in time for the 2020 influenza-pneumonia season.

Based on the body of evidence and the activity of omadacycline against UTI pathogens, we initiated two Phase 2 clinical studies evaluating omadacycline for the treatment of UTI. The first study was initiated in December 2017 to evaluate the efficacy, safety, tolerability and pharmacokinetics of omadacycline in female patients with cystitis, a common uncomplicated UTI. The second study was initiated in November 2018 to evaluate the efficacy, safety, tolerability and pharmacokinetics of omadacycline in patients with acute pyelonephritis, a common complicated UTI. The results of the Phase 2 UTI program are expected in the fourth quarter of 2019.

In October 2018, we submitted a Market Authorization Applications, or MAA, submission to the European Medicines Agency, or the EMA, for the treatment of adults with ABSSSI and CABP caused by susceptible bacteria.  Our MAA for omadacycline remains under review by the EMA.  Our ten-year market exclusivity for NUZYRA in the EU begins with first approval; therefore, ensuring approval of both the ABSSSI and CABP indications at the same time in an effort to maximize the value of NUZYRA remains our priority.

EMA guidance traditionally requires two studies in any indication to support approval for that indication in the EU. Our assigned rapporteur and co-rapporteur continue to suggest that a second trial may be required for approval of NUZYRA for the treatment of CABP.  While the EMA review continues through the second half of 2019, we will continue to provide further justification on the unmet need for new CABP agents in the EU and how the results of our three successful pivotal trials support approval for both indications. If the ultimate recommendation by the EMA’s Committee for Medicinal Products for Human Use is to only approve NUZYRA for the treatment of ABSSSI, we will likely withdraw our application to preserve exclusivity until such time as both indications can be approved concurrently.  The EU represents only a modest market opportunity compared to the United States.  Our goal to partner in the EU once both indications are approved remains unchanged.

To date, we have devoted a substantial amount of our resources to research and development efforts, including conducting clinical trials for omadacycline, protecting our intellectual property and providing selling, general and administrative support for these operations. We began generating revenue from product sales in February 2019; as such, we have financed our operations primarily through sales of our common stock, debt financings, strategic collaborations, and grant funding.

We have incurred significant losses since our inception in 1996. Our accumulated deficit at June 30, 2019 was $651.3 million and our net loss for the six months ended June 30, 2019 was $68.8 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and selling, general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

On July 2, 2019, the Company entered into an At the Market Sales Agreement, or 2019 Sales Agreement, with Jefferies LLC, or Jefferies, and BTIG, LLC, or BTIG, under which it may offer and sell its common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies and BTIG as its sales agents. Sales of the Company’s common stock through Jefferies and BTIG, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on the Nasdaq Global Market or any other existing trading market for its common stock. Jefferies and BTIG will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions we may impose). The Company will pay Jefferies and BTIG a commission of 3% of the gross sales proceeds of any common stock sold through Jefferies and BTIG under the 2019 Sales Agreement. The Company has also provided Jefferies and BTIG with customary indemnification rights. There have been no sales to date pursuant to the 2019 Sales Agreement.

Financial Operations Overview

Revenues

Revenue earned during the three and six months ended June 30, 2019 was attributable to net U.S. NUZYRA product sales of $1.7 and $3.0 million, respectively, and royalty revenue of $0.3 million and $0.6, respectively, which included royalties earned from SEYSARA sales in the United States.

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

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our products or product candidates for which we or any partner obtain regulatory approval, such as NUZYRA and SEYSARA. Aside from the FDA approval of NUZYRA and SEYSARA in the United States, we or our partners may never succeed in achieving regulatory approval for any of our other product candidates. The duration, costs and timing of clinical trials and development of our product candidates depend on a variety of factors, including:

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

We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for omadacycline and other projects during the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Omadacycline costs	$6,456	$8,813	$12,933	$17,885
Other research and development costs	4,223	5,989	9,138	11,780
Total	$10,679	$14,802	$22,071	$29,665

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

Interest Expense

Interest expense represents interest incurred on the Hercules Loan Agreement (as defined below) the Notes (as defined below), and the Royalty-Backed Loan Agreement (as defined below) as well as the adjustment of our marketable securities to amortized cost.

Interest Income

Interest income represents interest earned on our money market funds and marketable securities.

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

	Three Months Ended June 30,
(in thousands)	2019	2018	$ Change
Product revenue, net	$1,702	$—	$1,702
Collaboration and royalty revenue	343	40	303
Net revenue	$2,045	$40	$2,005
Expenses:
Cost of revenue	567	—	567
Research and development	10,679	14,802	(4,123)
Selling, general and administrative	20,920	12,912	8,008
Impairment of intangible asset	—	86	(86)
Changes in fair value of contingent consideration	—	(31)	31
Total operating expenses	32,166	27,769	4,397
Loss from operations	(30,121)	(27,729)	(2,392)
Other income and expenses:
Interest income	935	894	41
Interest expense	(3,991)	(2,904)	(1,087)
Other losses, net	(24)	6	(30)
Loss before provision for income taxes	$(33,201)	$(29,733)	$(3,468)
Provision for income taxes	—	—	—
Net loss	$(33,201)	$(29,733)	$(3,468)

Revenue

Net product revenue recognized on sales of NUZYRA in the United States was $1.7 million for the three months ended June 30, 2019.

Collaboration and Royalty Revenues

Collaboration and royalty revenue was $0.3 million for the three months ended June 30, 2019 compared to $40,000 for the three months ended June 30, 2018.  The increase primarily relates to royalty revenues earned on sales of SEYSARA and XERAVA in the United States by Almirall and Tetraphase, respectively. Royalty revenue recognized for sales of SEYSARA in the United States was estimated using third party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenue will be adjusted for in the period in which they become known, which is expected to be the following quarter. SEYSARA royalty revenue for the three-months ended June 30, 2019, of $0.3 million, was comprised of estimated royalty revenue incurred during the period of $0.4 million and an adjustment of $0.1 million to decrease estimated royalty revenue recorded in the prior quarter based on actual royalties received.

Cost of Product Revenue

Cost of product revenues of $0.6 million for the three months ended June 30, 2019 consists primarily of costs associated with the manufacturing of NUZYRA as well as costs of product provided under our sampling and other commercial programs, royalties on sales of NUZYRA owed to Tufts and Novartis, and certain period costs.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of NUZYRA units recognized as revenue during the three months ended June 30, 2019 were expensed prior to FDA approval in October 2018, and therefore are not included in cost of sales during the period.  We expect cost of sales to increase in relation to net product revenues as we deplete these inventories, which we anticipate will occur in the first quarter of 2020.  No cost of product revenue was recorded for the three months ended June 30, 2018.

Research and Development Expense

Research and development expenses were $10.7 million for the three months ended June 30, 2019 compared to $14.8 million for the same period in 2018. The $4.1 million decrease is primarily the result of the capitalization of NUZYRA commercial supply costs, which were classified as research and development expense until FDA approval of NUZYRA on October 2, 2018, partially offset by higher clinical study costs associated with our Phase 2 UTI program.

We anticipate that research and development expenses will remain relatively consistent in future periods as a result of winding down of our Phase 2 UTI program evaluating omadacycline for the treatment of UTI and beginning our FDA post marketing commitments.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $20.9 million for the three months ended June 30, 2019, compared to $12.9 million for the same period in 2018.  The $8.0 million increase is primarily the result of the cost of our contract sales force, higher marketing, trade and distribution fees, and increased salaries, benefits and other personnel-related costs in support of the commercialization of NUZYRA.

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

Impairment

There were no impairments recorded during the three months ended June 30, 2019. During the three months ended June 30, 2018, we recorded an impairment charge of $0.1 million in connection with an expected decline in Intermezzo sales.

Changes in Fair Value of Contingent Obligations

There were no contingent obligations as of June 30, 2019. During the three months ended June 30, 2018 we recorded a $31,000 decrease in the fair value of our contingent obligation to former Transcept Pharmaceuticals, Inc., or Transcept, stockholders.

Other Income and Expenses

Interest expense for the three months ended June 30, 2019 represents interest incurred on the Hercules Loan Agreement of $1.7 million, the Notes of $2.2 million and the Royalty-Backed Loan Agreement of $0.7 million, partially offset by the net accretion of our marketable securities of $0.5 million. Interest income for the three months ended June 30, 2019 primarily represents interest earned on our money market funds and marketable securities of $0.8 million. Interest expense for the three months ended June 30, 2018 represents interest incurred on the Hercules Loan Agreement, as amended, of $1.6 million and the Notes of $1.6 million, partially offset by the net accretion of our marketable securities of $0.3 million. Interest income for the three months ended June 30, 2018 primarily represents interest earned on our money market funds and marketable securities of $0.9 million.

Comparison of the six months ended June 30, 2019 and 2018

	Six Months Ended June 30,
(in thousands)	2019	2018	$ Change
Product revenue, net	$3,049	$—	$3,049
Collaboration and royalty revenue	594	50	544
Net revenue	$3,643	$50	$3,593
Expenses:
Cost of revenue	773	—	773
Research and development	22,071	29,665	(7,594)
Selling, general and administrative	44,238	24,785	19,453
Impairment of intangible asset	—	86	(86)
Changes in fair value of contingent consideration	—	(46)	46
Total operating expenses	67,082	54,490	12,592
Loss from operations	(63,439)	(54,440)	(8,999)
Other income and expenses:
Interest income	1,881	1,369	512
Interest expense	(7,217)	(4,410)	(2,807)
Other losses, net	(36)	(1)	(35)
Loss before provision for income taxes	$(68,811)	$(57,482)	$(11,329)
Provision for income taxes	—	—	—
Net loss	$(68,811)	$(57,482)	$(11,329)

Revenue

Net product revenue recognized on sales of NUZYRA in the United States was $3.0 million for the six months ended June 30, 2019.

Collaboration and Royalty Revenues

Collaboration and royalty revenue was $0.6 million for the six months ended June 30, 2019 compared to $50,000 for the six months ended June 30, 2018.  The increase primarily relates to royalty revenues earned on sales of SEYSARA and XERAVA in the United States by Almirall and Tetraphase, respectively. Royalty revenue recognized for sales of SEYSARA in the United States was estimated using third party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenue will be adjusted for in the period in which they become known, which is expected to be the following quarter. Revenue for the six months ended June 30, 2018 represents fifty percent of net royalties earned pursuant to the Royalty Sharing Agreement.

Cost of Product Revenue

Cost of product revenues of $0.8 million for the six months ended June 30, 2019 consists primarily of costs associated with the manufacturing of NUZYRA as well as costs of product provided under our sampling and other commercial programs, royalties on sales of NUZYRA owed to Tufts and Novartis, and certain period costs.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of NUZYRA units recognized as revenue during the six months ended June 30, 2019 were expensed prior to FDA approval in October 2018, and therefore are not included in cost of sales during the period.  We expect cost of sales to increase in relation to net product revenues as we deplete these inventories, which we anticipate will occur in the first quarter of 2020.  No cost of product revenue was recorded for the six months ended June 30, 2018.

Research and Development Expense

Research and development expenses were $22.1 million for the six months ended June 30, 2019, compared to $29.7 million for the six months ended June 30, 2018. The $7.6 million decrease is primarily the result of the capitalization of NUZYRA commercial supply costs, which were classified as research and development expense until FDA approval of NUZYRA on October 2, 2018, and lower NDA user fees due to timing of our NDA submissions, partially offset by higher clinical study costs associated with our Phase 2 UTI program.

We anticipate that research and development expenses will remain relatively consistent in future periods as a result of winding down of our Phase 2 UTI program evaluating omadacycline for the treatment of UTI and beginning our FDA post marketing commitments.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $44.2 million for the six months ended June 30, 2019 compared to $24.8 million for the six months ended June 30, 2018.  The $19.4 million increase is primarily the result of the cost of our contract sales force, higher marketing, trade and distribution fees, and increased salaries, benefits and other personnel-related costs in support of the commercialization of NUZYRA.

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

Impairment

There were no impairments recorded during the six months ended June 30, 2019. During the six months ended June 30, 2018, we recorded an impairment charge of $0.1 million in connection with an expected decline in Intermezzo sales.

Changes in Fair Value of Contingent Obligations

There were no contingent obligations as of June 30, 2019. During the six months ended June 30, 2018, we recorded a $46,000 decrease in the fair value of our contingent obligation to former Transcept stockholders.

Other Income and Expenses

Interest expense for the six months ended June 30, 2019 represents interest incurred on the Hercules Loan Agreement of $3.4 million, the Notes of $4.4 million and the Royalty-Backed Loan Agreement of $0.7 million, partially offset by the net accretion of our marketable securities of $1.2 million. Interest income for the six months ended June 30, 2019 primarily represents interest earned on our money market funds and marketable securities of $1.7 million. Interest expense for the six months ended June 30, 2018 represents interest incurred on the Hercules Loan Agreement, of $3.2 million and the Notes of $1.6 million, partially offset by the net accretion of our marketable securities of $0.4 million. Interest income for the six months ended June 30, 2018 primarily represents interest earned on our money market funds and marketable securities of $1.4 million.

Liquidity and Capital Resources

On September 30, 2015, we entered into a Loan and Security Agreement (as amended from time to time), or the Hercules Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P, together, Hercules, and certain other lenders and Hercules Technology Growth Capital, Inc. (as agent). We executed five amendments to the Hercules Loan Agreement subsequent to September 30, 2015.  On June 27, 2019, we entered into an Amended and Restated Loan and Security Agreement, the Loan Agreement, with Hercules Technology III, L.P., certain other lenders, together, the Lenders, and Hercules Capital, Inc. (as agent), which increased the amount that we may borrow by $10.0 million, from up to $90.0 million to up to $100.0 million, in multiple tranches, each, a Term Loan Tranche. Additional Term Loan Tranches (up to a total of $30.0 million) may be available to us, subject to approval by Hercules, in its sole discretion, whether to provide such tranches. As such there can be no assurance as to whether or not the additional Term Loan Tranches shall be funded. The Loan Agreement extended the scheduled maturity date of the $60.0 million Term Loan Tranche, or the First Tranche, from September 1, 2021 to September 1, 2023, upon certain events set forth in the Loan Agreement, and extended the scheduled maturity date of the $10.0 million Term Loan Tranche, or the Second Tranche, and additional Term Loan Tranches (if any), from August 1, 2022 to August 1, 2024, upon certain events set forth in the Loan Agreement.  Payments under the Loan Agreement with respect to the First Tranche are interest only until January 1, 2021, followed by equal monthly payments of principal and interest through the scheduled maturity date. Payments under the Loan Agreement with respect to the Second Tranche are, and with respect to additional Term Loan Tranches (if any) will be, interest only until January 1, 2021 (which can be extended to May 1, 2021 or September 1, 2021, upon certain events set forth in the Loan Agreement), followed by equal monthly payments of principal and interest through the scheduled maturity date.

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

The Company has sold 2,102,315 shares of common stock pursuant to the 2017 Sales Agreement for $47.7 million in proceeds, after deducting commissions of $1.5 million. The 2017 Sales Agreement was terminated effective on June 22, 2019.

On July 2, 2019, we entered into the 2019 Sales Agreement with Jefferies and BTIG, under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies and BTIG as our sales agents. Sales of the Company’s common stock through Jefferies and BTIG, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. There have been no sales to date pursuant to the 2019 Sales Agreement.

On January 22, 2018, we completed an underwritten public offering of 3,205,128 shares of our common stock, resulting in total proceeds of $50.0 million. Offering expenses incurred were $0.2 million.

On December 12, 2016, we filed a registration statement on Form S-3 with the SEC, which was declared effective on December 20, 2016, to sell certain of our securities in an aggregate amount of up to $225.0 million. As of June 30, 2019, $175.0 million remains available on this shelf registration statement.

Additionally, on December 1, 2017, we filed a registration statement on Form S-3 with the SEC, which was declared effective on December 8, 2017, to sell certain of our securities in an aggregate amount of up to $250.0 million. As of June 30, 2019, $250.0 million remains available on this shelf registration statement, with $50.0 million reserved for potential sales under the 2019 Sales Agreement.

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

As of June 30, 2019, we had cash, cash equivalents and marketable securities of $252.3 million.

The following table summarizes our cash provided by and used in operating, investing and financing activities:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(70,350)	$(41,727)
Net cash provided by (used in) investing activities	$124,179	$(148,486)
Net cash provided by financing activities	$32,082	$210,983

Operating Activities

Cash used in operating activities for the six months ended June 30, 2019 of $70.4 million is primarily the result of our $68.8 million net loss. This is offset by $7.7 million in non-cash items, including, $6.9 million in stock-based compensation expense, $1.6 million of interest expense, offset by $0.9 million in net depreciation, amortization and accretion. In addition, there was a $2.5 million increase in accounts payable and accrued expenses, a $1.2 million increase in long-term lease liability, a $3.4 million increase in accounts receivable and other current assets and a $3.0 million increase in inventories. Cash used in operating activities for the six months ended June 30, 2018 of $41.7 million is primarily the result of our $57.5 million net loss. This is offset by $11.1 million in non-cash items, including, $8.9 million in stock-based compensation expense, $1.9 million of interest expense and $0.3 million in depreciation and amortization, as well as a $5.4 million decrease in accounts receivable and other current assets, offset by a $0.6 million decrease in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2019 consists of our $22.3 million investment in short-term marketable securities (U.S. treasury bills), offset by proceeds from maturities of marketable securities of $146.5 million. Net cash used in investing activities during the six months ended June 30, 2018 consists of our $220.7 million investment in short-term marketable securities (U.S. treasury and government agency securities), offset by proceeds from maturities of marketable securities of $72.3 million.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2019 primarily represents net proceeds of $31.8 million received through the execution of the Royalty-Backed Loan Agreement. Net cash provided by financing activities during the six months ended June 30, 2018 primarily represents net proceeds of $159.3 million (which includes $0.3 million in legal costs paid subsequent to June 30, 2018) raised through the sales of the Notes, net proceeds of $49.8 million raised through our January 2018 public offering of common stock, and net proceeds of $1.8 million raised through the sale of shares of our common stock under the Sales Agreements.

Future Funding Requirements

We began generating revenue from product sales in February 2019 when we launched NUZYRA in the United States and from Almirall’s launch of SEYSARA in the United States in January 2019. Our future funding requirements will depend on our ability to generate revenue from sales of NUZYRA, and our partner, Almirall’s, ability to generate revenues from sales of SEYSARA, with respect to which we are entitled to tiered royalties. We do not expect to generate any other revenue unless and until our partner, Zai, obtains regulatory approval of and commercializes one or more of our product candidates in the Zai territory. We anticipate that we will need substantial additional funding in connection with our continuing operations to support ongoing development and commercial activities associated with NUZYRA.

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

Based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities of $252.3 million as of June 30, 2019, and estimated NUZYRA product sales, will fund company operating expenses, capital expenditures, and debt service beyond the first quarter of 2021.

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

During the six months ended June 30, 2019, the company adopted ASU No. 2016-02, Leases (Topic 842) and ASU 2017-09, Compensation – Stock Compensation (Topic 718).  Refer to Note 17, Recent Accounting Pronouncements, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

During the six months ended June 30, 2019 the Company began earning revenue from commercial product sales. As mentioned in Note 2, Summary of Significant Accounting Policies and Basis of Presentation, we recognize revenue when the customer obtains control of our product, which typically occurs once we have transferred physical possession of the good to the customer.

Recent Accounting Pronouncements

Refer to Note 17, Recent Accounting Pronouncements, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2019 and the year ended December 31, 2018 we did not engage in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments as of June 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 6, 2019, with the exception of those discussed in Note 13, Long-Term Debt, and Note 16, Commitments and Contingencies, in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Our cash, cash equivalents and investments balance as of June 30, 2019 consisted of cash and cash equivalents, U.S. treasury securities and government agency securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments, although they are available for immediate sale, until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 5% of total liabilities as of June 30, 2019.

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

As of June 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 16, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 6, 2019, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, as filed with the SEC on May 8, 2019.

Item 6.	Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock	Form 8-K	001-36066	3.1	July 24, 2015

3.4	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	October 5, 2015

4.3	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	December 13, 2016

4.4	Warrant Agreement, dated as of June 27, 2017 issued to Hercules Capital, Inc.	Form 8-K	001-36066	4.1	June 29, 2017

4.5	Warrant Agreement, dated as of August 1, 2018 issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.5	August 2, 2018

4.6	Warrant, dated as of April 7, 2014 issued to HBM Healthcare Investments (Cayman) Ltd.	Form 10-K	001-36066	10.22	April 2, 2015

4.7	Warrant, dated as of April 18, 2014 issued to K/S Danish BioVenture.	Form 10-K	001-36066	10.23	April 2, 2015

4.8	Warrant, dated as of April 7, 2014 issued to Omega Fund III, L.P.	Form 10-K	001-36066	10.24	April 2, 2015

10.1	2019 Amended and Restated Loan and Security Agreement, dated June 27, 2019, by and among Paratek Pharmaceuticals, Inc., Paratek Pharma, LLC, Hercules Technology III and certain other lenders, and Hercules Capital Inc. as agent.	Form 8-K	001-36066	10.1	July 2, 2019

10.2*	Amended and Restated Employee Agreement for Michael F. Bigham effective June 25, 2019

10.3*	Amended and Restated Employee Agreement for Evan Loh, MD, effective June 25, 2019

10.4*	Amended and Restated Employee Agreement for Adam Woodrow effective June 25, 2019

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August 2019.

Paratek Pharmaceuticals, Inc.

By:	/s/ Evan Loh M.D.
Evan Loh M.D.
Chief Executive Officer (Principal Executive Officer)
By:	/s/ Sarah Higgins
Sarah Higgins
Vice President, Controller (Principal Financial and Accounting Officer)