Form 10-Q
period 2019-09-30
Paratek Pharmaceuticals, Inc.
filed 2019-11-12
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2019 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of October 31, 2019, there were 33,287,946 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and par value amounts)

(unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$104,907	$46,987
Marketable securities	120,730	203,364
Restricted cash	788	266
Accounts receivable, net	3,976	41
Inventories, net	8,826	598
Other receivables	854	208
Prepaid and other current assets	5,095	3,779
Total current assets	245,176	255,243
Long-term restricted cash	2,947	249
Long-term marketable securities	—	42,487
Fixed assets, net	967	1,173
Goodwill	829	829
Right-of-use asset	2,701	—
Other long-term assets	154	211
Total assets	$252,774	$300,192
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,956	$2,090
Other accrued expenses	20,042	15,619
Other current liabilities	1,020	—
Total current liabilities	25,018	17,709
Long-term debt	260,410	228,959
Long-term lease liabilities	2,344	—
Other liabilities	5,608	5,946
Total liabilities	293,380	252,614
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit)
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 32,901,446 and 32,259,363 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	33	32
Additional paid-in capital	643,106	630,142
Accumulated other comprehensive income (loss)	148	(128)
Accumulated deficit	(683,893)	(582,468)
Total stockholders’ equity (deficit)	(40,606)	47,578
Total liabilities and stockholders’ equity (deficit)	$252,774	$300,192

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product revenue, net	$3,053	$—	$6,102	$—
Collaboration and royalty revenue	881	50	1,475	101
Net revenue	$3,934	$50	$7,577	$101
Expenses:
Cost of product revenue	958	—	1,731	—
Research and development	8,350	16,040	30,421	45,706
Selling, general and administrative	23,636	13,610	67,874	38,395
Impairment of intangible asset	—	21	—	107
Changes in fair value of contingent consideration	—	(11)	—	(57)
Total operating expenses	32,944	29,660	100,026	84,151
Loss from operations	(29,010)	(29,610)	(92,449)	(84,050)
Other income and expenses:
Interest income	992	922	2,873	2,292
Interest expense	(4,560)	(3,383)	(11,777)	(7,793)
Other gains (losses), net	(36)	(12)	(72)	(14)
Net loss before provision for income taxes	$(32,614)	$(32,083)	$(101,425)	$(89,565)
Provision for income taxes	—	—	—	—
Net loss	(32,614)	(32,083)	(101,425)	(89,565)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(68)	(103)	276	(170)
Comprehensive loss	$(32,682)	$(32,186)	$(101,149)	$(89,735)
Basic and diluted net loss per share	$(1.00)	$(1.01)	$(3.12)	$(2.86)
Weighted average common stock outstanding
Basic and diluted	32,590,454	31,742,854	32,458,010	31,301,249

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Net loss	$(101,425)	$(89,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	(1,124)	(530)
Stock-based compensation expense	10,742	12,955
Noncash interest expense	5,097	4,608
Impairment of intangible asset	—	107
Change in fair value of contingent consideration	—	(57)
Changes in operating assets and liabilities
Accounts receivable and other current assets	(6,052)	4,966
Purchase of prepaid interest - marketable securities	153	(548)
Inventories	(7,555)	—
Operating lease right-of-use asset	534	—
Accounts payable and accrued expenses	1,843	5,164
Operating lease liability	(1,468)	—
Other liabilities and other assets	740	706
Net cash used in operating activities	(98,515)	(62,194)
Investing activities
Purchase of fixed assets	(45)	(54)
Purchase of marketable securities	(77,077)	(220,732)
Proceeds from maturities of marketable securities	204,000	116,058
Net cash provided by (used in) investing activities	126,878	(104,728)
Financing activities
Proceeds from the issuance of long-term convertible debt, net of costs	—	158,974
Proceeds from the issuance of long-term debt, net of costs	—	9,950
Proceeds from the issuance of long-term royalty-backed loan agreement, net of costs	30,554	—
Proceeds from the employee stock purchase plan	294	—
Proceeds from exercise of stock options	—	287
Proceeds from sale of common stock, net of costs	1,929	51,516
Net cash provided by financing activities	32,777	220,727
Net increase in cash, cash equivalents and restricted cash	61,140	53,805
Cash, cash equivalents and restricted cash at beginning of period	47,502	35,828
Cash, cash equivalents and restricted cash at end of period	$108,642	$89,633
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$9,579	$3,751
Purchases of equipment included in accounts payable and accrued expenses	$151	—

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2018	32,259,363	$32	$630,142	$(128)	$(582,468)	$47,578
Vesting of restricted stock unit awards	156,614	—	—	—	—	—
Employee stock purchase plan expense	—	—	24	—	—	24
Unrealized gain on available-for-sale securities, net of tax	—	—	—	200	—	200
Stock-based compensation expense	—	—	3,839	—	—	3,839
Net loss	—	—	—	—	(35,610)	(35,610)
Balances at March 31, 2019	32,415,977	$32	$634,005	$72	$(618,078)	$16,031
Vesting of restricted stock unit awards	5,000	—	—	—	—	—
Employee stock purchase plan expense	—	—	24	—	—	24
Issuance of stock under the employee stock purchase plan	95,212	—	294	—	—	294
Unrealized gain on available-for-sale securities, net of tax	—	—	—	144	—	144
Stock-based compensation expense	—	—	3,031	—	—	3,031
Net loss	—	—	—	—	(33,201)	(33,201)
Balances at June 30, 2019	32,516,189	$32	$637,354	$216	$(651,279)	$(13,677)
Issuance of common stock, net of expenses	360,575	1	1,928	—	—	1,929
Vesting of restricted stock unit awards	24,682	—	—	—	—	—
Employee stock purchase plan expense	—	—	25	—	—	25
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(68)	—	(68)
Stock-based compensation expense	—	—	3,799	—	—	3,799
Net loss	—	—	—	—	(32,614)	(32,614)
Balances at September 30, 2019	32,901,446	$33	$643,106	$148	$(683,893)	$(40,606)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2017	27,941,015	$28	$552,720	$(158)	$(470,112)	$82,478
Issuance of common stock, net of expenses	3,301,436	3	51,512	—	—	51,515
Vesting of restricted stock unit awards	171,999	—	—	—	—	—
Issuance of common stock under stock option plan	28,699	—	177	—	—	177
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(21)	—	(21)
Stock-based compensation expense	—	—	4,367	—	—	4,367
Net loss	—	—	—	—	(27,750)	(27,750)
Balances at March 31, 2018	31,443,149	$31	$608,776	$(179)	$(497,862)	$110,766
Vesting of restricted stock unit awards	271,500	1	—	—	—	1
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(47)	—	(47)
Stock-based compensation expense		—	4,503	—	—	4,503
Net loss	—	—	—	—	(29,733)	(29,733)
Balances at June 30, 2018	31,714,649	$32	$613,279	$(226)	$(527,595)	$85,490
Vesting of restricted stock unit awards	41,600	—	—	—	—	—
Issuance of warrants for common stock	—	—	130			130
Issuance of common stock under stock option plan	25,239	—	110	—	—	110
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(103)	—	(103)
Stock-based compensation expense	—	—	4,085	—	—	4,085
Net loss	—	—	—	—	(32,083)	(32,083)
Balances at September 30, 2018	31,781,488	$32	$617,604	$(329)	$(559,678)	$57,629

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

The Company has incurred significant losses since inception in 1996. The Company has generated an accumulated deficit of $683.9 million through September 30, 2019 and will require substantial additional funding in connection with the Company’s continuing operations to support development and commercial activities associated with NUZYRA. Based upon the Company’s current operating plan, it anticipates that its cash, cash equivalents and available for sale marketable securities of $225.6 million as of September 30, 2019 will enable the Company to fund operating expenses and capital expenditure requirements through at least the next twelve months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q. The Company expects to finance future cash needs primarily through a combination of product sales, royalties, public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding.  The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations as well as the risks discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission, or the SEC, on March 6, 2019, and in the Company’s other filings with the SEC.

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

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2018, except as described below related to Note 10, Other Accrued Expenses, and the adoption of ASU No. 2018-07 and ASC 842, and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2019, results of operations for the three month and nine month periods ended September 30, 2019, cash flows for the nine month period ended September 30, 2019 and changes in stockholders’ equity (deficit) for the three month and nine month periods ended September 30, 2019. Beginning on April 1, 2019, the Company presented “accrued interest” as a separate line item in Note 10, Other Accrued Expenses. The Company reclassified accrued interest of $1.8 million as of December 31, 2018, previously presented as part of “accrued professional fees” into “accrued interest” in Note 10, Other Accrued Expenses. On December 31, 2018, the Company presented “accrued contract manufacturing costs” as a separate line item on its consolidated balance sheet. Beginning on January 1, 2019, the Company reclassified the December 31, 2018 accrued contract manufacturing costs balance of $2.8 million, into “other accrued expenses”. Also, beginning on January 1, 2019, the Company reclassified inventories of $0.6 million as of December 31, 2018 previously presented as part of “prepaid and other current assets” into “inventories” on the condensed consolidated balance sheet.

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

Summary of Significant Accounting Policies

As of September 30, 2019, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 6, 2019, have not changed except as discussed below.

Accounts Receivable, Net

Accounts receivable as of September 30, 2019 represents trade accounts receivable of $3.2 million consisting of payments to be received from customers for sales of NUZYRA, net of prompt payment discounts, chargebacks, rebates and certain fees. An additional $0.7 million in accounts receivable consists of royalty revenue earned, but not yet received, during the three months ended September 30, 2019 in connection with SEYSARA sales under the Company’s collaboration agreement with Almirall. Refer to Note 8, License and Collaboration Agreements, for further details.

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

Product Revenue

The Company sells its product principally to a limited number of specialty distributors and specialty pharmacy providers in the United States. These customers subsequently resell the Company’s product to health care providers or dispense the product to patients. In addition to distribution agreements with customers, the Company enters into arrangements with health care providers and payers that provide for government mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of our product.

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

The following table summarizes balances and activity in each of the product revenue allowance and reserve categories:

	Chargebacks, discounts and fees	Government and other rebates	Returns	Patient assistance	Total
Balance at December 31, 2018	$—	$—	$—	$—	$—
Provision related to current period sales	514	995	149	249	1,907
Adjustment related to prior period sales	—	—	—	—	—
Credit or payments made during the period	(272)	(309)	—	(16)	(597)
Balance at September 30, 2019	$242	$686	$149	$233	$1,310

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

3.   Cash and Cash Equivalents and Marketable Securities

The following is a summary of available-for-sale securities as of September 30, 2019 and December 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2019
U.S. treasury securities	$120,582	$155	$(7)	$120,730
Total	$120,582	$155	$(7)	$120,730
December 31, 2018
U.S. treasury securities	$245,979	$65	$(193)	$245,851
Total	$245,979	$65	$(193)	$245,851

No available-for-sale securities held as of September 30, 2019 and December 31, 2018 had remaining maturities greater than twelve months and fifteen months, respectively.

4.   Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statement of cash flows that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows.

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$104,907	$89,117
Short-term restricted cash	788	266
Long-term restricted cash	2,947	250
Total cash, cash equivalents and restricted cash shown on the condensed consolidated statement of cash flows	$108,642	$89,633

Short-term restricted cash

As of December 31, 2018, restricted cash of $0.3 million primarily represented royalty income received but not yet paid to former stockholders of Transcept Pharmaceuticals, Inc., or Transcept, as part of the royalty sharing agreement, or the Royalty Sharing Agreement, executed by the Company in October 2016 with the Special Committee of the Company’s Board of Directors, which was established in connection with the business combination between privately-held Paratek Pharmaceuticals, Inc. and Transcept in October 2014, or the Merger. This amount was paid to former stockholders of Transcept in the first quarter of 2019.

On May 1, 2019, the Company deposited $4.0 million into an interest reserve account in conjunction with the funding of a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, executed with Healthcare Royalty Partners III, L.P. Payments of interest under the Royalty-Backed Loan Agreement are made quarterly using royalty payments received since the immediately preceding payment date under the Almirall Collaboration Agreement. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the Company will cover the balance of the interest payment due from the interest reserve account.  Refer to Note 13, Long-Term Debt, for further details. As of September 30, 2019, restricted cash of $0.8 million represents the estimated amount that is expected to be paid to Healthcare Royalty Partners III, L.P. out of the interest reserve account within the next twelve months.

Long-term restricted cash

The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. Refer to Note 14, Leases, for further details. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of both September 30, 2019 and December 31, 2018, naming the landlord as beneficiary.

As of September 30, 2019, long term restricted cash of $2.6 million represents the remaining balance in the interest reserve account that is expected to be paid to Healthcare Royalty Partners III, L.P. after September 30, 2020.

5. Inventories, Net

The following table presents inventories (in thousands):

	September 30, 2019	December 31, 2018
Work in process	$8,705	$598
Finished goods	121	—
Total inventories	$8,826	$598

When recorded, inventory reserves reduce the carrying value of inventories to their net realizable value. The Company reviews inventories on hand at least quarterly and records provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value.

6.   Fixed Assets, Net

Fixed assets, net, consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Office equipment	$866	$866
Computer equipment	412	412
Computer software	798	798
Leasehold improvements	920	909
Construction in progress	184	—
Gross fixed assets	3,180	2,985
Less: Accumulated depreciation and amortization	(2,213)	(1,812)
Net fixed assets	$967	$1,173

7.   Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method or the if-converted method, as applicable. For purposes of this calculation, shares of common stock issuable upon conversion of convertible debt, stock options, restricted stock units, warrants to purchase common stock, and shares issuable under the employee stock purchase plan are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following outstanding shares subject to stock options and restricted stock units, warrants to purchase shares of common stock, common stock issuable upon conversion of convertible debt and shares issuable under the employee stock purchase plan were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation as of the three and nine months ended September 30, 2019 and 2018 as indicated below:

	Nine Months Ended September 30,
	2019	2018
Excluded potentially dilutive securities (1):
Common stock issuable under outstanding convertible notes	10,377,361	10,377,361
Shares subject to outstanding options to purchase common stock	3,293,102	3,762,912
Unvested restricted stock units	2,955,758	1,937,512
Shares subject to warrants to purchase common stock	104,455	104,455
Shares issuable under employee stock purchase plan	884,621	979,833
Totals	17,615,297	17,162,073

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of September 30, 2019. Such amounts have not been adjusted for the treasury-stock method or weighted-average outstanding calculations as required if the securities were dilutive.

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

The Company recognized $22,500 and $0.1 million of royalty revenue for the three and nine months ended September 30, 2019, respectively, under the Tetraphase License Agreement.

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

As regulatory approval in the People’s Republic of China is not within the control of the Company, the achievement of the milestone was not deemed probable and the risk of significant reversal of revenue was not resolved as of September 30, 2019. As such, the next milestone payment was not recognized as revenue in the year ended December 31, 2018 or the nine months ended September 30, 2019.

The Company recognized an insignificant amount of collaboration revenue for the three and nine months ended September 30, 2019 under the Zai Collaboration Agreement.

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

The Company recognized $0.8 million and $1.4 million of royalty revenue for the three and nine months ended September 30, 2019, respectively, under the Almirall Collaboration Agreement. Royalty revenue recognized for sales of SEYSARA in the United States was estimated using third party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenues will be adjusted for in the period in which they become known, which is expected to be the following quarter. During the three months ended September 30, 2019, the Company recorded an adjustment of $0.1 million to increase the estimated royalty revenue to the actual royalty revenue payment received for sales that occurred during the three months ended June 30, 2019.

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

The Company incurred $46,000 and $0.1 million of royalty expense for the three and nine months ended September 30, 2019, respectively, and did not incur any royalty expense under the Tufts License Agreement for the three and nine months ended September 30, 2018.

Past Collaborations

Novartis International Pharmaceutical Ltd.

In September 2009, the Company and Novartis International Pharmaceutical Ltd., or Novartis, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. The Company and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, European Medicines Agency, or any regulatory agency, but only to the extent the Company had not previously granted such commercialization rights related to omadacycline to another third party as of any such approval. The Company also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by the Company in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country.  The first royalty payment became payable as of March 31, 2019. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $3.5 million and $3.6 million as of September 30, 2019 and December 31, 2018, respectively, included within “Other liabilities” on the Company’s consolidated balance sheet. In addition, a short-term liability of $0.1 million, included within “Other current liabilities” on the Company’s consolidated balance sheet, exists as of September 30, 2019 that represents the portion of royalty payments due to Novartis within twelve months. There are no other payment obligations to Novartis under the Novartis Agreement or the amended Novartis Letter Agreement.

9.   Capital Stock

In October 2015 and February 2017, the Company entered into Controlled Equity OfferingSM Sales Agreements, or the 2015 Sales Agreement and 2017 Sales Agreement, respectively, and collectively, the Sales Agreements, with Cantor Fitzgerald & Co., or Cantor, under which the Company could, at its discretion, from time to time sell shares of its common stock, with a sales value of up to $50.0 million under each Sales Agreement through Cantor. The Company provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has sold all $50.0 million of shares of its common stock under the 2015 Sales Agreement. The 2017 Sales Agreement was terminated effective on June 22, 2019.  The Company has sold 2,102,315 shares of common stock pursuant to the 2017 Sales Agreement for $47.7 million in proceeds, after deducting commissions of $1.5 million. None of these sales occurred during the nine months ended September 30, 2019.

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

The Company is not obligated to make any sales of common stock under the 2019 Sales Agreement. The Company has sold 360,575 shares of common stock pursuant to the 2019 Sales Agreement for $1.9 million in proceeds, after deducting commissions of $0.1 million during the three and nine months ended September 30, 2019. As of October 31, 2019, $48.0 million remains available for sale under the 2019 Sales Agreement.

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

10.   Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued legal costs	$271	$366
Accrued other	54	809
Accrued professional fees	754	750
Accrued compensation	5,529	6,070
Accrued interest	4,199	1,813
Accrued contract research	3,514	1,747
Accrued commercial	2,330	1,280
Accrued manufacturing	1,408	2,784
Accrued sales allowances	1,310	—
Accrued inventory	673	—
Total	$20,042	$15,619

11.   Fair Value Measurements

Financial instruments, including cash, cash equivalents, restricted cash, money market funds, U.S. treasury securities, accounts receivable, accounts payable, and accrued expenses are carried on the condensed consolidated financial statements at amounts that approximate fair value. The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date.  The fair value of the Company’s debt (including the Notes as defined in Note 13, Long-Term Debt), is $187.5 million as of September 30, 2019. The fair value of the Company’s debt was determined using Level 3 inputs.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2019
Assets:
U.S. treasury securities	$120,730	$—	$—	$120,730
Total Assets	$120,730	$—	$—	$120,730
December 31, 2018
Assets:
U.S. treasury securities	$245,851	$—	$—	$245,851
Total Assets	$245,851	$—	$—	$245,851

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

12.   Stock-Based and Incentive Compensation

Stock-based Compensation

The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expense	$560	$1,442	$2,868	$4,456
Selling, general and administrative expense	3,264	2,642	7,874	8,499
Total stock-based compensation expense	$3,824	$4,084	$10,742	$12,955

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

	Nine Months Ended September 30,
	2019	2018
Volatility	63.3%	67.4%
Weighted-average risk-free interest rate	2.0%	2.7%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	5.9	5.9

Stock Option Plan Activity

The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Equity Incentive Plan, or the 2015 Plan, which was approved by Company stockholders at the annual meeting of shareholders held on June 9, 2015, reserving 1,200,000 shares of common stock for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, performance cash awards and other stock awards to directors, officers, employees and consultants. The 2015 Plan is intended to be the successor to and continuation of the Paratek Pharmaceuticals, Inc., 2006 Incentive Award Plan and the Paratek Pharmaceuticals, Inc. 2014 Equity Incentive Plan, or collectively, the Prior Plans.  When the 2015 Plan became effective, no additional stock awards were granted under the Prior Plans, although all outstanding stock awards granted under the Prior Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the Prior Plans. On January 1, 2019, 1,612,969 shares of common stock were automatically added to the shares authorized for issuance under the 2015 Plan pursuant to a “Share Reserve” provision contained in the 2015 Plan.  The Share Reserve automatically increases on January 1st of each year, for the period commencing on (and including) January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise automatically occur.  Total shares available for future issuance under the 2015 Plan are 501,818 shares as of September 30, 2019.

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

During the nine months ended September 30, 2019, the Company’s Board of Directors granted 56,210 stock options and 2,211,740 RSUs to directors, executives and employees of the Company under the 2015 Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards made in February 2019 to executives are subject to time-based vesting, with 10/40 of the shares vesting on December 10, 2019, or the Initial Vest Date, with an additional 15/40 of the shares vesting on the succeeding two anniversaries of the Initial Vesting Date. The RSU awards made in February 2019 to non-executive employees of the Company are subject to time-based vesting and vest in three equal installments commencing on each of the one-year anniversaries of the grant date. The grants also included performance-based RSU, or PRSU, awards to certain executives and employees of the Company. The PRSU awards issued in February 2019 and July 2019 will vest as follows: (a) 25/60 and (b) 25/60, each, on certain net product revenue achievements and (c) the remaining 10/60 on certain other business achievements. Since the Company believes it is probable that milestones (a) and (b) above will be achieved, the Company recognized compensation cost for a total of $0.8 million for the performance condition during the nine months ended September 30, 2019 using the accelerated attribution method.

During the year ended December 31, 2018, the Company’s Board of Directors granted PRSU awards to certain executives and employees of the Company and have vested or will vest as follows: (a) 10/55 shall be earned and time vest on achievement of European Medicines Agency, or EMA, filing preliminary validation, which occurred in October 2018, (b) 20/55 shall be earned and time vest on achievement of EMA approval, and (c) 25/55 shall be earned on achievement of the launch of omadacycline in the United States and time vest on the date that is 15 months following such launch date. During the three months ended September 30, 2019, the Company’s Board of Directors modified the vesting terms related to the PRSU that were expected to time vest on achievement of EMA approval. The modification resulted in stock-based compensation expense of $0.5 million during the three months ended September 30, 2019.

The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Inducement Plan, or the 2015 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 360,000 shares of common stock solely for the grant of inducement stock options to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. The Company has not made any grants under the 2015 Inducement Plan since December 31, 2015. Although the Company does not currently anticipate the issuance of additional grants under the 2015 Inducement Plan, as of September 30, 2019, 306,500 shares remain available for grant under that plan, as well as any shares underlying outstanding stock options that may become available for grant pursuant to the plan’s terms. It is therefore possible that the Company may, based on the business and recruiting needs of the Company, issue additional stock options under the 2015 Inducement Plan.

In June 2017, the Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2017 Inducement Plan, or the 2017 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 550,000 shares of common stock solely for the grant of inducement stock options and RSU awards to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. In October 2018, the Company’s Board of Directors approved the reserve of an additional 500,000 shares for the 2017 Inducement Plan, for a total of 1,050,000 shares reserved for issuance under it. During the nine months ended September 30, 2019, the Company’s Board of Directors granted 130,500 stock options and 57,600 RSUs to employees of the Company under the 2017 Inducement Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards are generally subject to time-based vesting, with 100% of the shares of common stock subject to the RSU award vesting three years from the grant date. As of September 30, 2019, 403,624 shares remain available for grant under the 2017 Inducement Plan, as well as any shares underlying awards that may become available for grant pursuant to the plan’s terms.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	3,777,162	$16.65	7.10	$506
Granted	186,710
Cancelled or forfeited	(670,770)
Outstanding at September 30, 2019	3,293,102	$15.57	6.53	$126
Exercisable at September 30, 2019	2,768,725	$16.13	6.16	$12

Restricted Stock Units

A summary of RSU activity for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	1,470,237	$15.28
Granted	2,269,340	$6.01
Released	(186,296)	$14.06
Forfeited	(597,523)	$10.84
Unvested balance at September 30, 2019	2,955,758	$9.14

Total unrecognized stock-based compensation expense for all stock-based awards was $16.8 million as of September 30, 2019. This amount will be recognized over a weighted-average period of 1.72 years.

2018 Employee Stock Purchase Plan

The Company’s Board of Directors adopted, and in June 2018 Company’s stockholders approved, the Paratek Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan, or the 2018 ESPP. The 2018 ESPP was amended in October 2018 to change the commencement dates of the offering periods. The maximum aggregate number of shares of our common stock that may be purchased under the 2018 ESPP is 943,294 shares, or the ESPP Share Pool, subject to adjustment as provided for in the 2018 ESPP.  The ESPP Share Pool represented 3% of the total number of shares of our common stock outstanding as of March 31, 2018. The 2018 ESPP allows eligible employees to purchase shares during certain offering periods, which will be six -month periods commencing June 1 and ending November 30 and commencing December 1 and ending May 31 of each year. The first offering under the 2018 ESPP occurred on December 1, 2018. As of September 30, 2019, 884,621 shares remained available for issuance. During the nine months ended September 30, 2019, the Company issued 95,212 shares of common stock and recognized approximately $0.3 million in related stock-based compensation expense.

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

The Company will recognize the compensation cost over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance. The performance condition is not yet deemed probable; as such, no amounts were accrued under the Plan during the nine months ended September 30, 2019.

13.   Long-Term Debt

Hercules Loan Agreement

On June 27, 2019, the Company entered into an Amended and Restated Loan and Security Agreement, or the Loan Agreement, with Hercules Technology III, L.P., certain other lenders, together, the Lenders, and Hercules Capital, Inc. (as agent), under which the Company may borrow up to $100.0 million in multiple tranches, each, a Term Loan Tranche. The Loan Agreement amends and restates in its entirety the Company’s prior Loan and Security Agreement with the Lenders dated as of September 30, 2015 to, among other things, provide for an extension of the scheduled maturity date of the $60.0 million Term Loan Tranche, or the First Tranche, from September 1, 2021 to September 1, 2023, upon certain events set forth in the Loan Agreement, and an extension of the scheduled maturity date of the $10.0 million Term Loan Tranche, or the Second Tranche, and additional Term Loan Tranches (if any), from August 1, 2022 to August 1, 2024, upon certain events set forth in the Loan Agreement. The Loan Agreement also provides for an additional $10.0 million of additional Term Loan Tranches (up to a total of $30.0 million of additional Term Loan Tranches) that may be available to the Company, subject to approval by Hercules, in its sole discretion, whether to provide such tranches. As such there can be no assurance as to whether or not the additional Term Loan Tranches shall be funded.

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

Upon an Event of Default, an additional 5.0% interest would be applied, and Hercules could, at its option, accelerate and demand payment of all or any part of the term loans together with the prepayment and end of term charges. An Event of Default is defined in the Hercules Loan Agreement as (i) failure to make required payments; (ii) failure to adhere to financial, operating and reporting loan covenants; (iii) an event or development occurs that would be reasonably expected to have a material adverse effect; (iv) false representations in the Hercules Loan Agreement; (v) insolvency, as described in the Hercules Loan Agreement; (vi) levy or attachments on any of the Company's assets; and (vii) default of any other agreement or subordinated debt greater than $1.0 million. In the event of insolvency, this acceleration and declaration would be automatic. In addition, in connection with the Hercules Loan Agreement, the Company agreed to provide Hercules with a contingent security interest in the Company's bank accounts. The Company's control of its bank accounts is not adversely affected unless Hercules elects to obtain unilateral control of the Company's bank accounts by declaring that an Event of Default has occurred. The principal of the term loans, which is not due within 12 months of September 30, 2019, has been classified as long-term debt.

The Company recognized interest expense of $1.7 and $5.1 million for the three and nine months ended September 30, 2019, respectively.

The following table summarizes the impact of the Hercules Loan Agreement on the Company’s consolidated balance sheets at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Gross proceeds	$70,000	$70,000
Unamortized debt issuance costs	(423)	(606)
Carrying value	$69,577	$69,394

Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Future principal payments, which exclude the end of term charge, in connection with the Hercules Loan Agreement as of September 30, 2019 are as follows (in thousands):

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

The Company recognized coupon interest expense of $2.0 million and $5.9 million, and amortization expense on the debt issuance costs of $0.2 million and $0.6 million, for the three and nine months ended September 30, 2019, respectively.

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

The following table summarizes how the issuance of the Notes is reflected in the Company’s consolidated balance sheets at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Gross proceeds	$165,000	$165,000
Unamortized debt issuance costs	(4,762)	(5,434)
Carrying value	$160,238	$159,566

Royalty-Backed Loan Agreement

On February 25, 2019, the Company, through its wholly-owned subsidiary Paratek Royalty Corporation, or the Subsidiary, entered into a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, with Healthcare Royalty Partners III, L.P., or HCRP. Pursuant to the terms of the Royalty-Backed Loan Agreement, upon the satisfaction of the conditions precedent set forth therein, the Subsidiary borrowed a $32.5 million loan, which was secured by, and will be repaid based upon, royalties from the Almirall Collaboration Agreement. On May 1, 2019, the Company received $27.8 million, net of $0.5 million lender discount, $0.2 million in lender expenses incurred, and $4.0 million that was deposited into an interest reserve account. The Company also paid $1.2 million in other lender fees related to the Royalty-Backed Loan Agreement. During the three months ended September 30, 2019, the Company paid $1.0 million to HCRP based upon royalties earned from the Almirall Collaboration Agreement and outstanding interest payments due to HCRP.

Under the Royalty-Backed Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 12.0%.  Payments of interest under the Royalty-Backed Loan Agreement are made quarterly out of the Almirall Collaboration Agreement royalty payments received since the immediately preceding payment date. On each interest payment date, any royalty payments in excess of accrued interest on the loan will be used to repay the principal of the loan until the balance is fully repaid.  In addition, the Subsidiary made up-front payments to HCRP of (i) a 1.5% fee and (ii) up to $300,000 for HCRP’s expenses. The Royalty-Backed Loan Agreement matures on May 1, 2029, at which time, if not earlier repaid in full, the outstanding principal amount of the loan, together with any accrued and unpaid interest, and all other obligations then outstanding, shall be due and payable in cash. The Company has entered into a Pledge and Security Agreement in favor of HCRP, pursuant to which the Subsidiary’s obligations under the Loan Agreement are secured by a pledge of all of the Company’s holdings of the Subsidiary’s capital stock.

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

The Company recognized interest expense of $1.0 and $1.6 million for the three and nine months ended September 30, 2019, respectively.

The following table summarizes the impact of the Royalty-Backed Loan Agreement on the Company’s consolidated balance sheets at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Gross proceeds	$32,500	$—
Unamortized debt issuance costs	(1,905)	—
Carrying value	$30,595	$—

Long-term debt on the Company’s consolidated balance sheets at September 30, 2019 includes the carrying value of the Hercules Loan Agreement, the Notes and the Royalty-Backed Loan Agreement. Long-term debt on the Company’s consolidated balance sheet at December 31, 2018 includes the carrying value of the Hercules Loan Agreement and the Notes.

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

The following table contains a summary of the lease costs recognized under Topic 842 and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2019:

Operating leases	For the Three Months Ended September 30, 2019
Lease cost (in thousands)
Operating lease cost	$255
Variable lease cost	43
Total lease cost	$298
Cash paid for amounts included in the measurement of lease liabilities:	289

For the Nine Months Ended September 30, 2019
Lease cost (in thousands)
Operating lease cost	$765
Variable lease cost	87
Total lease cost	$852
Cash paid for amounts included in the measurement of lease liabilities:	$770

Other information
Weighted average remaining lease term (in years)	3.8
Weighted average discount rate	8.75%

Future minimum operating lease obligations under non-cancelable operating leases with initial terms of more than one-year as of September 30, 2019, are as follows:

Maturity of lease liabilities (in thousands)	As of September 30, 2019
2019	$291
2020	1,178
2021	964
2022	508
2023	518
2024 and thereafter	396
Total lease payments	$3,855
Less: imputed interest	(580)
Total operating lease liabilities	$3,275

The total operating liability is presented on the Company’s condensed consolidated balance sheet based on maturity dates. $0.9 million of the total operating liabilities is classified under “other current liabilities” for the portion due within twelve months, and $2.3 million is classified under “long-term lease liability”.

The Company is party to a manufacturing and services agreement for which space within the manufacturing facility will be leased. This lease has not yet commenced as of the reporting date and is not included in the maturity table above.

15.   Income Taxes

The Company recorded no provision for income taxes for the three or nine months ended September 30, 2019 and September 30, 2018.

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

16.   Commitments and Contingencies

Other Legal Proceedings

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2019, the Company was not party to any other legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of executive management or affiliate of the Company is either a party adverse to the Company or the Company’s subsidiaries or has a material interest adverse to the Company or the Company’s subsidiaries.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendment requires a lessee to recognize assets and liabilities for leases with term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. The guidance is required to be adopted using a modified retrospective approach applied to leases existing at the date of initial application. The new standard was effective for the Company on January 1, 2019. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on January 1, 2019 and used the effective date as its date of initial application. Consequently, financial information will not be restated, and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which previously only included share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU No. 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. ASU No. 2018-07 is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2019. The adoption of ASU No. 2018-07 did not have a material impact on the Company’s consolidated financial statements.

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

This discussion contains certain forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward- looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and except as required by law, we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Company Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics. NUZYRA® (omadacycline), our product, and SEYSARA® (sarecycline), the product which we have exclusively licensed to Almirall, LLC, or Almirall, development and commercialization rights in the United States, both received U.S. Food and Drug Administration, or FDA, approval in October 2018. The FDA approved NUZYRA, a new once-daily oral and intravenous, or IV, broad-spectrum antibiotic, for the treatment of adults with community acquired bacterial pneumonia, or CABP, and acute bacterial skin and skin structure infections, or ABSSSI, caused by susceptible bacteria. We launched NUZYRA in the United States in February 2019. The FDA approved SEYSARA, a new once-daily oral therapy, for the treatment of inflammatory acne vulgaris in patients age nine or older. Almirall launched SEYSARA in the United States in January 2019.

To date, we have conducted more than 20 Phase 1 studies of omadacycline to characterize the effects of the drug on humans, including how it is absorbed, metabolized, and excreted. These Phase 1 studies also included evaluation in special populations like hepatic and renal failure patients. We have also conducted three successful Phase 3 clinical studies. Our first two Phase 3 clinical studies were for the treatment of ABSSSI (OASIS-1) and CABP (OPTIC). Both studies utilized initiation of IV therapy with transitions to oral-based treatment on clinical response. Our third Phase 3 clinical study (OASIS-2) was an oral-only administration of omadacycline in ABSSSI compared to oral-only linezolid. All three Phase 3 clinical studies resulted in omadacycline demonstrating positive efficacy results and a generally safe and well tolerated profile.  These data formed the basis of approval for NUZYRA in the United States. We have also agreed on a path forward with the FDA to evaluate an oral-only dosing regimen for NUZYRA in CABP. The agreed-upon clinical study is designed to demonstrate that the pharmacokinetics, or PK, of NUZYRA’s oral-only dosing regimen will be comparable to the PK of NUZYRA’s approved IV-to-oral dosing regimen in patients with CABP. We have begun to initiate sites for this PK study during the fourth quarter of 2019.  Based upon the modest size of the required study, we anticipate a submission and potential approval for this oral-only CABP posology in time for the 2020 pneumonia season in the United States.

Based on the body of pre-clinical and clinical data combined with the in vitro activity of omadacycline against urinary tract infection, or UTI, pathogens, we initiated two Phase 2 clinical studies evaluating omadacycline for the treatment of UTI.

The first Phase 2 study, conducted in the United States, was designed to evaluate the efficacy, safety, tolerability and PK of oral-only omadacycline compared to an oral-only regimen of nitrofurantoin in female patients with cystitis, or uncomplicated urinary tract infections. In the study, 225 subjects were randomized to receive one of four omadacycline dosing regimens or nitrofurantoin.

The second Phase 2 study, conducted globally, was designed to evaluate the efficacy, safety, tolerability and pharmacokinetics of once-daily IV or IV-to-oral omadacycline compared to a once-daily regimen of IV-to-oral levofloxacin, in patients with acute pyelonephritis, a common clinical subset of complicated UTI.  In the study, 201 patients were randomized into four omadacycline dosing regimens or levofloxacin.

In both studies, omadacycline showed generally comparable levels of clinical success to either nitrofurantoin or levofloxacin, as determined by the investigator’s assessment of clinical response at the post-treatment evaluation. However, the microbiological responses were generally lower than the comparators.  Consistent with safety results from previously completed pivotal Phase 3 clinical trials, omadacycline was generally safe and well-tolerated in both studies. Additional analyses of data from the two phase 2 studies are ongoing, including pathogen-specific level efficacy and relationships of both clinical and microbiological responses to urinary pharmacokinetic data. We will present data from both studies at a future medical conference.

Due to the exploratory intent and small numbers of subjects enrolled in each dose in these phase 2 studies, we have identified dose regimens that require additional exploratory clinical study investigation before determining if any future late-stage development plans for these indications would be warranted. As a result, we are currently not planning for any additional clinical development activities in UTI.

In October 2018, we submitted a Market Authorization Applications, or MAA, submission to the European Medicines Agency, or the EMA, for the treatment of adults with ABSSSI and CABP caused by susceptible bacteria.  Based on the review of the data and the application, the EMA has recommended approval for NUZYRA for the treatment of ABSSSI but not for CABP. The EMA stated that a second study is required for the pneumonia indication, which is consistent with EU guidance that typically requires two Phase 3 studies per indication for approval. In the EU, the ten-year market exclusivity for NUZYRA would begin with the first approval. As a result, in the fourth quarter of 2019, we withdrew our submission to the EMA of the MMA for NUZYRA to preserve exclusivity until such time as both the ABSSI and CABP indications can be approved concurrently in an effort to maximize the value of NUZYRA in the EU.  The EU represents only a modest market opportunity compared to the United States.  Our goal to partner in the EU once both indications are approved remains unchanged.

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

We have incurred significant losses since our inception in 1996. Our accumulated deficit at September 30, 2019 was $683.9 million and our net loss for the nine months ended September 30, 2019 was $101.0 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and selling, general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Recent Financing Activities

On February 25, 2019, we, through our wholly-owned subsidiary Paratek Royalty Corporation, or the Subsidiary, entered into a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, with Healthcare Royalty Partners III, L.P. Pursuant to the terms of the Royalty-Backed Loan Agreement, upon the satisfaction of the conditions precedent set forth therein, we borrowed a $32.5 million loan, which was secured by, and will be repaid based upon, royalties from the Almirall Collaboration Agreement. On May 1, 2019, we received $27.8 million, net of $0.5 million lender discount, $0.2 million in lender expenses incurred, and $4.0 million that was deposited into an interest reserve account. We also paid $1.2 million in other lender fees related to the Royalty-Backed Loan Agreement.

On July 2, 2019, we entered into an At the Market Sales Agreement, or 2019 Sales Agreement, with Jefferies LLC, or Jefferies, and BTIG, LLC, or BTIG, under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies and BTIG as our sales agents. Sales of our common stock through Jefferies and BTIG, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on the Nasdaq Global Market or any other existing trading market for its common stock. Jefferies and BTIG will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Jefferies and BTIG, as applicable, a commission of 3% of the gross sales proceeds of any common stock sold through Jefferies and BTIG under the 2019 Sales Agreement. We have also provided Jefferies and BTIG with customary indemnification rights. During the three months ended September 30, 2019, we sold 360,575 shares of our common stock pursuant to the 2019 Sales Agreement for $1.9 million in proceeds, after deducting commissions of $0.1 million. As of October 31, 2019, $48.0 million remains available for sale under the 2019 Sales Agreement.

Financial Operations Overview

Revenues

Revenue earned during the three and nine months ended September 30, 2019 was attributable to net U.S. NUZYRA product sales of $3.1 million and $6.1 million, respectively, and collaboration and royalty revenue of $0.9 million and $1.5 million, respectively, consisting primarily of royalties earned from SEYSARA sales in the United States.

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

We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for omadacycline and other projects during the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Omadacycline costs	$5,433	$10,285	$18,366	$28,169
Other research and development costs	2,917	5,755	12,055	17,537
Total	$8,350	$16,040	$30,421	$45,706

Selling, General and Administrative Expense

Selling, general and administrative expenses consist principally of costs associated with our contract sales force, commercial support personnel, and medical affairs professionals, as well as personnel in executive and other administrative functions.  Other selling, general and administrative expenses include marketing, trade, and other commercial costs and distribution fees necessary to support the launch of NUZYRA and professional fees for legal, consulting and accounting services.

Interest Expense

Interest expense represents interest incurred on the Hercules Loan Agreement, the Notes, and the Royalty-Backed Loan Agreement as well as the adjustment of our marketable securities to amortized cost.

Interest Income

Interest income represents interest earned on our money market funds and marketable securities.

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

	Three Months Ended September 30,
(in thousands)	2019	2018	$ Change
Product revenue, net	$3,053	$—	$3,053
Collaboration and royalty revenue	881	50	831
Net revenue	$3,934	$50	$3,884
Expenses:
Cost of revenue	958	—	958
Research and development	8,350	16,040	(7,690)
Selling, general and administrative	23,636	13,610	10,026
Impairment of intangible asset	—	21	(21)
Changes in fair value of contingent consideration	—	(11)	11
Total operating expenses	32,944	29,660	3,284
Loss from operations	(29,010)	(29,610)	600
Other income and expenses:
Interest income	992	922	70
Interest expense	(4,560)	(3,383)	(1,177)
Other losses, net	(36)	(12)	(24)
Loss before provision for income taxes	$(32,614)	$(32,083)	$(531)
Provision for income taxes	—	—	—
Net loss	$(32,614)	$(32,083)	$(531)

Revenue

Net product revenue recognized on sales of NUZYRA in the United States was $3.1 million for the three months ended September 30, 2019. No product revenue was recorded for the three months ended September 30, 2018.

Collaboration and Royalty Revenues

Collaboration and royalty revenue was $0.9 million for the three months ended September 30, 2019 compared to $0.1 million for the three months ended September 30, 2018.  The increase primarily relates to royalty revenues earned on sales of SEYSARA and XERAVA in the United States by Almirall and Tetraphase, respectively. Royalty revenue recognized for sales of SEYSARA in the United States was estimated using third party data and an approximation of discounts and allowances to calculate net product sales, to which we then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenue will be adjusted for in the period in which they become known, which is expected to be the following quarter. SEYSARA royalty revenue for the three months ended September 30, 2019, of $0.8 million, was comprised of estimated royalty revenue incurred during the period of $0.7 million and an adjustment of $0.1 million to increase estimated royalty revenue recorded in the prior quarter based on actual royalties received.

Cost of Product Revenue

Cost of product revenues of $1.0 million for the three months ended September 30, 2019 consists primarily of costs associated with the manufacturing of NUZYRA as well as costs of product provided under our sampling and other commercial programs, royalties on sales of NUZYRA owed to Tufts, and certain period costs.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of NUZYRA units recognized as revenue during the three months ended September 30, 2019 were expensed prior to FDA approval in October 2018, and therefore are not included in cost of sales during the period.  We expect cost of sales to increase in relation to net product revenues as we deplete these inventories, which we anticipate will occur in the first quarter of 2020.  No cost of product revenue was recorded for the three months ended September 30, 2018.

Research and Development Expense

Research and development expenses were $8.4 million for the three months ended September 30, 2019 compared to $16.0 million for the same period in 2018. The $7.6 million decrease is primarily the result of the capitalization of NUZYRA commercial supply costs, which were classified as research and development expense until FDA approval of NUZYRA on October 2, 2018, partially offset by higher clinical study costs associated with our Phase 2 UTI program.

We anticipate that research and development expenses will remain relatively consistent in future periods as a result of winding down of our Phase 2 program evaluating omadacycline for the treatment of UTI and beginning our FDA post marketing commitments.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $23.6 million for the three months ended September 30, 2019, compared to $13.6 million for the same period in 2018.  The $10.0 million increase is primarily the result of the cost of our contract sales force, higher marketing, trade and distribution fees, and increased salaries, benefits and other personnel-related costs in support of the commercialization of NUZYRA.

We anticipate that our selling, general and administrative expenses will continue to increase in the future in support of our commercial activities related to NUZYRA as well as the continued costs of operating as a public company.  These increases will likely include costs related to the hiring of additional personnel, executing marketing and promotional programs, and engaging consultants, legal and other professional fees, and other expenses.

Other Income and Expenses

Interest expense for the three months ended September 30, 2019 represents interest incurred on the Notes of $2.2 million, the Hercules Loan Agreement of $1.7 million, and the Royalty-Backed Loan Agreement of $1.0 million, partially offset by the net accretion of our marketable securities of $0.3 million. Interest income for the three months ended September 30, 2019 primarily represents interest earned on our money market funds and marketable securities of $0.9 million. Interest expense for the three months ended September 30, 2018 represents interest incurred on the Notes of $2.2 million and the Hercules Loan Agreement, as amended, of $1.8 million, partially offset by the net accretion of our marketable securities of $0.6 million. Interest income for the three months ended September 30, 2018 primarily represents interest earned on our money market funds and marketable securities of $0.9 million.

Comparison of the nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,
(in thousands)	2019	2018	$ Change
Product revenue, net	$6,102	$—	$6,102
Collaboration and royalty revenue	1,475	101	1,374
Net revenue	$7,577	$101	$7,476
Expenses:
Cost of revenue	1,731	—	1,731
Research and development	30,421	45,706	(15,285)
Selling, general and administrative	67,874	38,395	29,479
Impairment of intangible asset	—	107	(107)
Changes in fair value of contingent consideration	—	(57)	57
Total operating expenses	100,026	84,151	15,875
Loss from operations	(92,449)	(84,050)	(8,399)
Other income and expenses:
Interest income	2,873	2,292	581
Interest expense	(11,777)	(7,793)	(3,984)
Other losses, net	(72)	(14)	(58)
Loss before provision for income taxes	$(101,425)	$(89,565)	$(11,860)
Provision for income taxes	—	—	—
Net loss	$(101,425)	$(89,565)	$(11,860)

Revenue

Net product revenue recognized on sales of NUZYRA in the United States was $6.1 million for the nine months ended September 30, 2019. No product revenue was recorded for the nine months ended September 30, 2018.

Collaboration and Royalty Revenues

Collaboration and royalty revenue was $1.5 million for the nine months ended September 30, 2019 compared to $0.1 million for the nine months ended September 30, 2018.  The increase primarily relates to royalty revenues earned on sales of SEYSARA and XERAVA in the United States by Almirall and Tetraphase, respectively. Royalty revenue recognized for sales of SEYSARA in the United States was estimated using third party data and an approximation of discounts and allowances to calculate net product sales, to we then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenue will be adjusted for in the period in which they become known, which is expected to be the following quarter. Revenue for the nine months ended September 30, 2018 represents fifty percent of net royalties earned pursuant to the Royalty Sharing Agreement.

Cost of Product Revenue

Cost of product revenues of $1.7 million for the nine months ended September 30, 2019 consists primarily of costs associated with the manufacturing of NUZYRA as well as costs of product provided under our sampling and other commercial programs, royalties on sales of NUZYRA owed to Tufts, and certain period costs.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of NUZYRA units recognized as revenue during the nine months ended September 30, 2019 were expensed prior to FDA approval in October 2018, and therefore are not included in cost of sales during the period.  We expect cost of sales to increase in relation to net product revenues as we deplete these inventories, which we anticipate will occur in the first quarter of 2020.  No cost of product revenue was recorded for the nine months ended September 30, 2018.

Research and Development Expense

Research and development expenses were $30.4 million for the nine months ended September 30, 2019, compared to $45.7 million for the nine months ended September 30, 2018. The $15.3 million decrease is primarily the result of the capitalization of NUZYRA commercial supply costs, which were classified as research and development expense until FDA approval of NUZYRA on October 2, 2018, and lower NDA user fees due to timing of our NDA submissions, partially offset by higher clinical study costs associated with our Phase 2 UTI program.

We anticipate that research and development expenses will remain relatively consistent in future periods as a result of winding down of our Phase 2 program evaluating omadacycline for the treatment of UTI and beginning our FDA post marketing commitments.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $67.9 million for the nine months ended September 30, 2019 compared to $38.4 million for the nine months ended September 30, 2018.  The $29.5 million increase is primarily the result of the cost of our contract sales force, higher marketing, trade and distribution fees, and increased salaries, benefits and other personnel-related costs in support of the commercialization of NUZYRA.

We anticipate that our selling, general and administrative expenses will continue to increase in the future in support of our commercial activities related to NUZYRA as well as the continued costs of operating as a public company.  These increases will likely include costs related to the hiring of additional personnel, executing marketing and promotional programs, and engaging consultants, legal and other professional fees, and other expenses.

Impairment

There were no impairments recorded during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, we recorded an impairment charge of $0.1 million in connection with an expected decline in Intermezzo sales.

Other Income and Expenses

Interest expense for the nine months ended September 30, 2019 represents interest incurred on the Notes of $6.6 million, the Hercules Loan Agreement of $5.1 million, and the Royalty-Backed Loan Agreement of $1.7 million, partially offset by the net accretion of our marketable securities of $1.5 million. Interest income for the nine months ended September 30, 2019 primarily represents interest earned on our money market funds and marketable securities of $2.6 million. Interest expense for the nine months ended September 30, 2018 represents interest incurred on the Hercules Loan Agreement of $5.0 million and the Notes of $3.8 million, partially offset by the net accretion of our marketable securities of $1.0 million. Interest income for the nine months ended September 30, 2018 primarily represents interest earned on our money market funds and marketable securities of $2.3 million.

Liquidity and Capital Resources

On July 2, 2019, we entered into the 2019 Sales Agreement with Jefferies and BTIG, under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies and BTIG as our sales agents. Sales of our common stock through Jefferies and BTIG, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. For the three months ended September 30, 2019, we sold 360,575 shares of its common stock pursuant to the 2019 Sales Agreement for $1.9 million in proceeds, after deducting commissions of $0.1 million. As of October 31, 2019, $48.0 million remains available for sale under the 2019 Sales Agreement.

On February 25, 2019, we, through our wholly-owned subsidiary Paratek Royalty Corporation, entered into the Royalty-Backed Loan Agreement with Healthcare Royalty Partners III, L.P. Pursuant to the terms of the Royalty-Backed Loan Agreement, upon the satisfaction of the conditions precedent set forth therein, we borrowed a $32.5 million loan, which was secured by, and will be repaid based upon, royalties from the Almirall Collaboration Agreement. On May 1, 2019, we received $27.8 million, net of $0.5 million lender discount, $0.2 million in lender expenses incurred, and $4.0 million that was deposited into an interest reserve account. We also paid $1.2 million in other lender fees related to the Royalty-Backed Loan Agreement.

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

On December 12, 2016, we filed a registration statement on Form S-3 with the SEC, which was declared effective on December 20, 2016, to sell certain of our securities in an aggregate amount of up to $225.0 million. As of September 30, 2019, $175.0 million remains available on this shelf registration statement.

Additionally, on December 1, 2017, we filed a registration statement on Form S-3 with the SEC, which was declared effective on December 8, 2017, to sell certain of our securities in an aggregate amount of up to $250.0 million. As of September 30, 2019, $248.0 million remains available on this shelf registration statement, with $48.0 million reserved for potential sales under the 2019 Sales Agreement.

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

We sold 2,102,315 shares of common stock pursuant to the 2017 Sales Agreement for $47.7 million in proceeds, after deducting commissions of $1.5 million. The 2017 Sales Agreement was terminated effective on June 22, 2019.

We have used and we intend to continue to use the net proceeds from the above offerings of our common stock and the Notes, as well as from the Hercules Loan Agreement and the Royalty-Backed Loan Agreement, together with our existing capital resources and future NUZYRA product sales, to fund our ongoing company operations, including clinical studies of omadacycline, NUZYRA commercial operations, and for working capital and other general corporate purposes. Refer to Note 13, Long-Term Debt, for further details on the Royalty-Backed Loan Agreement and the Hercules Loan Agreement.

As of September 30, 2019, we had cash, cash equivalents and marketable securities of $225.6 million.

The following table summarizes our cash provided by and used in operating, investing and financing activities:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(98,515)	$(62,194)
Net cash provided by (used in) investing activities	$126,878	$(104,728)
Net cash provided by financing activities	$32,777	$220,727

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2019 of $98.5 million is primarily the result of our $101.4 million net loss, partially offset by $14.7 million in non-cash items, including, $10.7 million in stock-based compensation expense and $5.1 million of interest expense, net against $1.1 million in net depreciation, amortization and accretion. In addition, there was a $1.8 million increase in accounts payable and accrued expenses, a $1.5 million increase in long-term lease liability, a $6.1 million increase in accounts receivable and other current assets and a $7.6 million increase in inventories. Cash used in operating activities for the nine months ended September 30, 2018 of $62.2 million is primarily the result of our $89.6 million net loss, partially offset by $17.1 million in non-cash items, including, $13.0 million in stock-based compensation expense, and $4.6 million of interest expense, net against $0.5 million in net depreciation, amortization and accretion. In addition, there was a $5.2 million increase in accounts payable and accrued expenses and a $5.0 million decrease in accounts receivable.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2019 consists of our $77.1 million investment in short-term marketable securities (U.S. treasury bills), offset by proceeds from maturities of marketable securities of $204.0 million. Net cash used in investing activities during the nine months ended September 30, 2018 consists of $220.7 million investments in short-term marketable securities (U.S. treasury and government agency securities) offset by proceeds from maturities of marketable securities of $116.1 million.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2019 primarily represents net proceeds of $30.6 million received through the execution of the Royalty-Backed Loan Agreement and $1.9 million in proceeds, after deducting commissions of $0.1 million, received through the sale of common stock pursuant to the 2019 Sales Agreement. Net cash provided by financing activities during the nine months ended September 30, 2018 primarily represents net proceeds of $159.0 million raised through the sales of the Notes, net proceeds of $49.8 million raised through the January 2018 public offering of common stock, $10.0 million in net proceeds received from borrowings under the Loan Agreement, and net proceeds of $1.8 million raised through the sale of shares of our common stock under the Sales Agreements.

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

We expect to continue to incur significant expenditures and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	conduct additional clinical trials of omadacycline;
•	seek regulatory approvals for additional indications for omadacycline, such as omadacycline for the treatment of UTI;
•	continue to establish a sales, marketing and distribution infrastructure and increase our manufacturing demand and capabilities to commercialize NUZYRA;
•	add personnel to support our planned commercialization efforts
•	build product inventory; and
•	service and pay down our debt

Based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities of $225.6 million as of September 30, 2019, and estimated NUZYRA product sales, will fund company operating expenses, capital expenditures, and debt service beyond the first quarter of 2021.

We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our pharmaceutical products, and the unknown extent to which we will maintain existing or enter into new collaborations with third parties to participate in the development and commercialization of our product and product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures that we will require to fund our continuing operations, including for our clinical development programs and commercialization efforts for NUZYRA. Our future capital requirements will depend on many factors, including:

•	the progress of clinical development of omadacycline in additional indications;
•	the costs and timing of commercialization activities for NUZYRA;
•	product revenue received from commercial sales of NUZYRA;
•	royalty revenue received from commercial sales of SEYSARA by Almirall;
•	the ability of Zai to develop, manufacture and commercialize omadacycline in the Zai territory;
•	the number and characteristics of other product candidates that we may pursue;
•	the scope, progress, timing, cost and results of research, preclinical development and clinical trials;
•	the costs, timing and outcome of seeking, obtaining, maintaining and expanding FDA and non-U.S. regulatory approvals;
•	the costs associated with manufacturing and establishing sales, marketing and distribution capabilities;
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

During the nine months ended September 30, 2019, we adopted ASU No. 2016-02, Leases (Topic 842) and ASU 2018-07, Compensation – Stock Compensation (Topic 718).  Refer to Note 17, Recent Accounting Pronouncements, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

During the nine months ended September 30, 2019, we began earning revenue from commercial product sales. As mentioned in Note 2, Summary of Significant Accounting Policies and Basis of Presentation, we recognize revenue when the customer obtains control of our product, which typically occurs once we have transferred physical possession of the good to the customer.

Recent Accounting Pronouncements

Refer to Note 17, Recent Accounting Pronouncements, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2019 and the year ended December 31, 2018 we did not engage in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments as of September 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 6, 2019, with the exception of those discussed in Note 13, Long-Term Debt, and Note 16, Commitments and Contingencies, in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Our cash, cash equivalents and investments balance as of September 30, 2019 consisted of cash and cash equivalents, U.S. treasury securities and government agency securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments, although they are available for immediate sale, until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 3.3% of total liabilities as of September 30, 2019.

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

As of September 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November 2019.

Paratek Pharmaceuticals, Inc.

By:	/s/ Evan Loh M.D.
Evan Loh M.D.
Chief Executive Officer (Principal Executive Officer)
By:	/s/ Sarah Higgins
Sarah Higgins
Vice President, Controller (Principal Financial and Accounting Officer)