Form 10-K
period 2019-12-31
Paratek Pharmaceuticals, Inc.
filed 2020-03-10
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2019

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on the last business day of the registrant’s second fiscal quarter was: $127,549,862.

As of February 28, 2020, there were 42,219,278 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2019 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. Paratek Pharmaceuticals, Inc. intends that such statements be protected by the safe harbor created thereby. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	our intention to market NUZYRA® as an empiric monotherapy that will be commercialized worldwide for the treatment of serious, community-acquired bacterial infections;
•	our ability to successfully market, commercialize and achieve market acceptance for NUZYRA;
•	the therapeutic and commercial potential of NUZYRA and SEYSARA®;
•	proposed new products or developments, including additional indications for NUZYRA;
•	our expectations regarding the potential benefits of the licensing, collaboration, partnership and other strategic arrangements and transactions we have entered into and may enter into in the future;
•	our ability to establish and maintain potential new collaborative, partnering or other strategic arrangements for commercialization of our products and the development of our product candidates;
•	our plans to pursue expansion of omadacycline to additional markets through collaboration or distribution arrangements;
•	the timing, scope and anticipated initiation, enrollment and completion of our ongoing and planned clinical trials and any other future clinical trials that we or our development partners may conduct;
•	the anticipated progress of our clinical programs, including whether our ongoing clinical trials will achieve clinically relevant results;
•	the timing of regulatory discussions and submissions, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
•	our ability to obtain, maintain and expand United States, or U.S., Food and Drug Administration, or FDA, and non-U.S. regulatory approvals of our products and product candidates;
•	our ability to timely secure supply and manufacture conforming products;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•

availability of additional potential funding under our contract with the Biomedical Advanced Research and Development Authority, or BARDA, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response;

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

PARATEK® and NUZYRA® are registered trademarks of Paratek Pharmaceuticals, Inc. SEYSARA® is a U.S. registered trademark of Almirall, LLC. and a trademark of Paratek in foreign jurisdictions. Other trademarks referred to in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, we only use the ® or ™ symbol the first time any trademark is mentioned.

All references to “Paratek,” “we,” “us,” “our” or the “Company” in this Annual Report on Form 10-K mean Paratek Pharmaceuticals, Inc. and its subsidiaries.

iii

PART I

Item 1.	Business

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel life-saving therapies for life-threatening diseases or other public health threats for civilian, government and military use. We have used our expertise in biology and tetracycline chemistry to create chemically diverse and biologically distinct small molecules derived from the minocycline core structure. Our United States, or U.S., Food and Drug Administration, or FDA, approved commercial product, NUZYRA® (omadacycline) is a once-daily oral and intravenous antibiotic for the treatment of adult patients with community-acquired bacterial pneumonia, or CABP, and acute skin and skin structure infections, or ABSSSI, caused by susceptible pathogens. SEYSARA® (sarecycline) is an FDA-approved product with respect to which we have exclusively licensed in the U.S. and the People’s Republic of China, Hong Kong and Macau, or the greater China region, certain rights to Almirall, LLC, or Almirall. SEYSARA is currently being marketed by Almirall in the U.S. as a new once-daily oral therapy for the treatment of moderate to severe acne vulgaris. With respect to our technology as it relates to sarecycline, we retain development and commercialization rights in all countries other than the U.S. and the greater China region, and in February 2020, we exclusively licensed from Almirall certain technology owned or in-licensed by Almirall or its affiliates that is necessary or useful to develop or commercialize sarecycline outside of the U.S.

NUZYRA

We believe that NUZYRA has the potential to become the primary choice of physicians for use as a broad-spectrum monotherapy antibiotic for ABSSSI, CABP and other serious community-acquired bacterial infections where resistance is of concern.  We believe NUZYRA will be used in the emergency room, hospital and community care settings. We have designed NUZYRA to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad-spectrum antibacterial activity, oral and IV formulations with once-daily dosing, no dosing adjustments for patients on concomitant medications and a generally safe and well-tolerated profile. NUZYRA also has the potential to be used as an oral and IV antibiotic for the treatment of pulmonary anthrax and may be suitable for prophylactic use as a priority medical countermeasure.

To date, we have conducted more than 30 Phase 1 studies of omadacycline to characterize the effects of the drug on humans, including how it is absorbed, metabolized, and excreted. These Phase 1 studies also included evaluation in special populations like hepatic and renal failure patients. We have also conducted three successful Phase 3 clinical studies. Our first two Phase 3 clinical studies were for the treatment of ABSSSI (OASIS-1) and CABP (OPTIC). Both studies utilized initiation of IV therapy with transitions to oral-based treatment on clinical response. Our third Phase 3 clinical study (OASIS-2) was an oral-only administration of omadacycline in ABSSSI compared to oral-only linezolid. All three Phase 3 clinical studies resulted in omadacycline demonstrating positive efficacy results and a generally safe and well tolerated profile.  These data formed the basis of approval for NUZYRA in the U.S.

In October 2018, we submitted a Market Authorization Applications, or MAA, submission to the European Medicines Agency, or the EMA, for the treatment of adults with ABSSSI and CABP caused by susceptible bacteria.  Based on the review of the data and the application, the EMA recommended approval for NUZYRA for the treatment of ABSSSI but not for CABP. The EMA stated that a second study is required for the CABP indication, which is consistent with EU guidance that typically requires two Phase 3 studies per indication for approval. In the EU, the ten-year market exclusivity for NUZYRA would begin with the first approval. As a result, in the fourth quarter of 2019, we withdrew our submission of the MMA to the EMA for NUZYRA to preserve exclusivity until such time as both the ABSSI and CABP indications can be approved concurrently in an effort to maximize the value of NUZYRA in the EU.  The EU represents only a modest market opportunity compared to the U.S.  Our goal to partner in the EU once both indications are approved remains unchanged.

In December 2019, we entered into a five-year contract with an option to extend to ten years with the Biomedical Advanced Research and Development Authority, or BARDA, a division of the U.S. Department of Health and Human Services, or HHS, Office of the Assistant Secretary for Preparedness and Response, or ASPR, herein referred to as the BARDA contract. The BARDA contract supports the development of NUZYRA for the treatment of pulmonary anthrax, FDA post-marketing requirements, or PMRs, associated with the initial NUZYRA approval, and an option for BARDA to procure up to 10,000 treatment courses of NUZYRA for the Strategic National Stockpile, or SNS, for use against potential biothreats.  Under the terms of the BARDA contract, we have been awarded initial funding of approximately $59.4 million for the development of NUZYRA for the treatment of pulmonary anthrax and the purchase of an initial 2,500 treatment courses of NUZYRA to add to the current SNS. The BARDA contract provides for additional potential staged funding including approximately $76.8 million for existing FDA PMRs scheduled to begin in April 2020 and approximately $20.4 million for manufacturing-related requirements scheduled to begin in June 2020. The remaining staged, milestone-based funding includes the potential for approximately $12.7 million to support the development of NUZYRA for the prophylaxis of anthrax and a maximum of approximately $115.3 million to provide for three additional purchases of NUZYRA for the SNS, each of which will be triggered upon us demonstrating continued progress in the anthrax development program.

We have initiated discussions with the FDA to explore potential regulatory registration paths to determine the efficacy and safety of omadacycline in patients afflicted with non-tuberculous mycobacteria, or NTM, which are environmental organisms that can be found in soil, dust, and water, including natural and municipal water sources. Infection occurs when a person is exposed to NTM organisms.  NTM can form difficult-to-eliminate biofilms, which are collections of microorganisms that stick to each other, and adhere to surfaces in moist environments.  Although severe infection can affect the lymph nodes, skin, soft tissues, bones, and joints, the vast majority of NTM infection cases are pulmonary. The diagnosis of NTM infection is often delayed due to non-specific symptoms and a lack of disease state awareness by clinicians.

Mycobacterium abscessus, or M. abscessus, complex comprises a group of rapidly growing, multidrug-resistant, nontuberculous mycobacteria that are responsible for a wide spectrum of skin and soft tissue diseases, central nervous system infections, bacteremia, and ocular and other infections.  Infections caused by the M. abscessus complex are notoriously difficult to treat due to intrinsic resistance to many classes of antibiotics. Few oral antibiotics demonstrate in vitro activity against the M. abscessus complex, making long-term treatment of this infection extremely complicated. The M. abscessus complex is frequently resistant to antibiotics that are used in the treatment of other NTM species such as rifamycins, ethambutol, and fluoroquinolones. There is currently only one FDA-approved antibiotic for the treatment of NTM species; Arikayce, an inhaled liposomal amikacin, has been approved for treatment of refractory pulmonary disease caused by Mycobacterium avium complex. There are no FDA-approved treatments for pulmonary disease caused by M. abscessus complex.

One of the key components of M. abscessus complex treatment is the use of three or more antimicrobials in most treatment regimens to increase drug efficacy and decrease the development of antibiotic resistance.   Currently available treatment options for M. abscessus complex pulmonary infection are lengthy and require complex, multi-antibiotic regimens and are generally not tolerated and have significant safety challenges.  General treatment principles that should be followed include:

•	Prolonged therapy (treat for at least 12 months of culture negativity);
•	An induction phase of therapy with a three- to four-drug regimen including one to two different active intravenous agents;

•

A suppressive phase, which should involve at least two oral or inhaled antibiotics considered active based on drug susceptibilities since most patients cannot tolerate months of intravenous therapy; and

•	The inclusion of a macrolide in the treatment regimen improves treatment outcomes and regimen tolerability against isolates without a functional erm gene.

Omadacycline has several key characteristics that may prove beneficial to patients with M. abscessus complex pulmonary infection.  These include:

•	Favorable pharmacokinetics with both intravenous and oral formulations including high lung penetration concentrations and high intracellular pulmonary macrophage levels;
•	Established safety profile in pre-clinical studies and Phase 3 clinical trials, including a class that is currently used for the treatment of NTM and chronically in many difference disease states; and
•	Potent in vitro activity versus M. abscessus complex.

Omadacycline has demonstrated potent activity against M. abscessus complex species in three separate studies. In two published reports (Kaushik 2019 and Shoen 2019), the MIC50 and MIC90 values obtained were 1 and 2 µg/mL, respectively. In a third ongoing study, the preliminary MIC50 and MIC90 values were 0.12 and 0.5 µg/mL, respectively (Brown-Elliot; preliminary data on file at Paratek). Differences in the results of these studies are likely due to experimental methodology or isolate selection; nonetheless, in all cases omadacycline and tigecycline had similar, if not identical, minimum inhibitory concentration, or MIC, values.

Initial discussions have occurred with the FDA on a program to support registration on NUZYRA for M. abscessus complex.  Additional discussions are planned during the second quarter of 2020 to further refine this program.

Sarecycline

Sarecycline, also known as SEYSARA in the U.S., is a novel, next generation, narrow spectrum tetracycline designed specifically for dermatological use. In July 2007, we exclusively licensed the right to develop and commercialize sarecycline for the treatment of acne to Warner Chilcott Company, Inc. (which was acquired by Actavis PLC in October 2013 and became Allergan in October 2015) and, September 2018, Allergan assigned such rights to Almirall. In February 2020, we exclusively licensed to Almirall certain technology owned or in-licensed by us or our affiliates in order to research, develop and commercialize sarecycline for the treatment of acne in the greater China region. Almirall is responsible for all costs associated with developing and commercializing sarecycline for the treatment of acne in the U.S. and the greater China region. In exchange for such license rights, we have the right to receive (i) milestone payments upon the achievement of certain development- and regulatory-based events in the U.S. and (ii) a royalty on U.S.-based and greater China region-based net sales. With respect to our technology as it relates to sarecycline, we retain development and commercialization rights outside of the U.S. and the greater China region and, with respect to certain technology owned or in-licensed by Almirall or its affiliates necessary or useful to develop or commercialize sarecycline outside of the U.S. and the greater China region, we exclusively licensed such technology from Almirall in February 2020, all of which is available for licensing to other partners in key international markets, such as the EU, Japan, the rest of Asia (excluding the greater China region), Canada and Latin America. In the event we directly commercialize or sublicense a third party to commercialize sarecycline outside of the U.S. and the greater China region, we owe Almirall (i) a royalty on our or our affiliates’ net sales and (ii) a percentage of the consideration (e.g., milestones, royalties) we receive from our sublicensees in connection with their development and commercialization of sarecycline.

Almirall currently holds a nonexclusive license to develop and commercialize sarecycline for the treatment of rosacea in the U.S., and in the U.S., Paratek cannot grant rights on back-up compounds, lead candidate(s), or products licensed to Almirall for rosacea.

Corporate History

Merger of Transcept Pharmaceuticals, Inc. and Paratek Pharmaceuticals, Inc.

We are incorporated under the laws of the State of Delaware.  On October 30, 2014, Transcept Pharmaceuticals, Inc., or Transcept, completed a business combination with privately-held Paratek Pharmaceuticals, Inc., or Old Paratek, in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2014, by and among Transcept, Tigris Merger Sub, Inc., or Merger Sub, Tigris Acquisition Sub, LLC, or Merger LLC, and Old Paratek, or the Merger Agreement, pursuant to which Merger Sub merged with and into Old Paratek, with Old Paratek surviving as a wholly-owned subsidiary of Transcept, followed by the merger of Old Paratek with and into Merger LLC, with Merger LLC surviving as a wholly-owned subsidiary of Transcept (we refer to these mergers together as the Merger). Immediately following the Merger, Transcept changed its name to “Paratek Pharmaceuticals, Inc.”, and Merger LLC changed its name to “Paratek Pharma, LLC.” In connection with the closing of the Merger, our common stock began trading on The Nasdaq Global Market under the ticker symbol “PRTK” on October 31, 2014.

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

Bacteria are often broadly classified as gram-positive bacteria, including antibiotic-resistant bacteria such as methicillin-resistant Staphylococcus aureus, or MRSA, and multi-drug resistant Streptococcus pneumoniae, or MDR-SP; gram-negative bacteria, including antibiotic-resistant bacteria such as extended-spectrum beta-lactamases, or ESBL, producing Enterobacteriaceae; atypical bacteria, including Chlamydophila pneumoniae and Legionella pneumophila; and anaerobic bacteria, including Bacteroides and Clostridia. Antibiotics that are active against both gram-positive and gram-negative bacteria are referred to as “broad-spectrum”, while antibiotics that are active only against a select subset of gram-positive or gram-negative bacteria are referred to as “narrow spectrum”. Today, because many of the currently prescribed antibiotics that have activity against resistant organisms typically are “narrow spectrum,” they cannot be used as an empiric monotherapy treatment of serious infections where gram-negative, atypical or anaerobic bacteria may also be involved. Empiric monotherapy refers to the use of a single, antibacterial agent to begin treatment of an infection before the specific pathogen causing the infection has been identified. We believe omadacycline will be used in the emergency room, hospital and community care settings.  Based on studies published by the Cleveland Clinic Foundation, the National Institutes of Health, or NIH, and American Academy of Family Physicians, rates of infections involving organisms other than gram-positive bacteria have been found to be as much as 15% in ABSSSI and up to 40% in CABP.

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

Antibiotics used to treat ABSSSI, CABP and other serious, community-acquired bacterial infections must satisfy a wide range of criteria on a cost-effective basis. For example, we believe that existing treatment options for ABSSSI, including vancomycin, linezolid, daptomycin, piperacillin tazobactam, oritavancin, dalbavancin, tigecycline and delafloxacin; and for CABP, including levofloxacin, moxifloxacin, azithromycin, ceftriaxone, clarithromycin, ceftaroline, delfaloxacin, lefamulin and tigecycline; have one or more of the following significant limitations:

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

Attributes of NUZYRA

•

Equivalent Once-daily oral and IV formulations to support transition therapy. We have studied once-daily IV and oral formulations of omadacycline in more than 30 studies and approximately 2,500 subjects to-date across multiple Phase 1, Phase 2 and Phase 3 clinical trials. The equivalent exposures of the oral and IV formulations permit transition therapy, which could allow patients to start treatment on the IV formulation in the hospital setting then “transition” to the oral formulation of the same bioequivalent antibacterial agent once the infection is responding enabling the patient to be released from the hospital to complete the full course of therapy at home. We believe that transition therapy has the potential to avoid the concerns that can accompany switching from an IV agent to a different class of oral antibiotic and to facilitate the continuance of curative therapy at home.

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

•

Generally safe and well tolerated profile. To date, we have observed omadacycline to be generally well tolerated in studies involving approximately 2,500 subjects. We have conducted a thorough QTc study, as defined by FDA guidance to assess prolongation of QTc, an indicator of cardiac arrhythmia. This study suggests no prolongation of QTc by omadacycline at three times the therapeutic exposure. In addition, phase 3 clinical studies support that lack of cardiovascular effects associated with omadacycline. There have been no Adverse Events, or AEs, of ventricular arrhythmia, QT prolongation, seizures, syncope, or sudden death in the completed studies. Further, in clinical studies, omadacycline does not appear to adversely affect blood cell production, nor does it appear to metabolize in the liver or anywhere else in the body, thus reducing the likelihood of causing drug-to-drug interactions. Additionally, omadacycline has resulted in low rates of diarrhea, and we have not observed confirmed cases of Clostridium difficile infection, which can frequently occur from the use of other classes of broad-spectrum antibiotics such as beta-lactams and quinolones.

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

•

Tissue penetration. Omadacycline appears to penetrate tissues broadly, including lung, muscle, and kidney, thereby achieving high concentrations at the sites of infection. Because omadacycline is eliminated from the body (as unchanged parent compound) via the kidneys and intestine in an expected manner, based on the results of our Phase 1 studies, we believe it may potentially be used in patients with diminished kidney and liver function, without dose adjustment, and may potentially have benefit in patients receiving poly-pharmacy, where drug-drug interactions are of concern. We have completed pre-clinical work evaluating omadacycline for the potential treatment of sinusitis, also known as an acute sinus infection or rhinosinusitis.

Omadacycline Post-Approval Requirements in the U.S.

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

NUZYRA Commercialization Strategy

We currently market NUZYRA in the U.S. as an empiric monotherapy and plan for NUZYRA to be commercialized worldwide for the treatment of serious, community-acquired bacterial infections. We retain worldwide commercial rights to omadacycline, with the exception of the People’s Republic of China, Hong Kong, Macau and Taiwan, where we have entered into a collaboration agreement with Zai Lab (Shanghai) Co., Ltd., or Zai.  In the U.S. and Europe, we continue to reserve the right to either commercialize omadacycline alone, through one or more pharmaceutical companies that have established commercial capabilities, or some combination thereof.

In 2018 we entered into an arrangement with a third party to provide a contract field sales force of up to 80-85 sales representatives with associated training and other services. In February 2019, we launched NUZYRA with 40 sales representatives through a third party provider calling on approximately 400 hospitals across the U.S. By the end of 2019 we were at approximately 50 representatives. By the first quarter of 2020 we anticipate a full complement of between 50-60 representatives calling on approximately 850 hospitals.

We believe that there is a similar rapidly growing need in other markets throughout the world, including Europe, established Asian markets such as Japan and Korea, and emerging markets, such as Russia, South America and India. We plan to pursue expansion of omadacycline to these markets through collaboration or distribution arrangements.

Competition

NUZYRA 100 mg for injection and 150 mg tablets are distributed in the U.S. exclusively through a limited network of specialty pharmacy providers and distributors. This distribution process is designed to provide the best possible provider and patient experience and improve patient adherence to the indicated dosing.

We have contracted with the Lash Group, a third-party organization with extensive experience in delivering patient support services to help healthcare providers and patients access our network of specialty pharmacies and navigate the insurance process.

Paratek also employees Market Access Account Managers who educate payors and hospital formulary committee members about NUZYRA and a Trade Team that works with our network of specialty pharmacies and distributors to assist in the execution of our distribution plan.

Three of the nation’s largest Pharmacy Benefit Managers, CVS Caremark, Express Scripts and OptumRx, have listed NUZYRA 150 mg tablets on their commercial formulary.  Approximately 85% of insured commercial lives in the U.S. have no or limited prior authorizations for NUZYRA 150 mg tablets. We define limited prior authorizations as those where prescribing NUZYRA is based on the package insert, which is consistent with the label indication for use approved by the FDA.  The majority of state Medicaid programs cover NUZYRA 150 mg tablets.

On October 1, 2019, NUZYRA 100 mg for injection was issued a permanent J-code under the Healthcare Common Procedure Coding System, which is a standardized code system necessary for medical providers to submit healthcare claims to Medicare and other health insurances in a consistent and orderly manner.  NUZYRA 100 mg for injection, has also received transitional pass-through status from the Centers for Medicare and Medicaid Services, or the CMS, which is intended to encourage the use of newly FDA-approved medical devices, drugs, and biologics to increase Medicare patients’ access to these innovative therapies by paying hospital outpatient departments more than the established facility fees. Pass-through status is temporary lasting at least two but not more than three years.

Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. We believe that our product candidates offer key potential advantages over competitive products that could enable our product candidates to capture meaningful market share from our competitors.

NUZYRA competes with other antibiotics in the serious bacterial skin infection market. These include, but are not limited to, vancomycin, marketed as a generic by Abbott Laboratories and others; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; daptomycin, marketed as Cubicin by Merck Pharmaceuticals, Inc. and available as a generic; dalbavancin, marketed as Dalvance by Allergan; tedizolid, marketed as Sivextro by Merck Pharmaceuticals, Inc.; oritavancin, marketed as Orbactiv and delafloxacin marketed as Baxdela by Melinta Therapeutics, Inc.; quinupristin/dalfopristin, marketed as Synercid by Pfizer, Inc.; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; telavancin, marketed as Vibativ by Cumberland Therapeutics Inc.; ceftaroline, marketed as Teflaro by Allergan; lefamulin marketed as Xenleta by Nabriva Therapeutics and generic trimethoprim/sulfamethoxazole and clindamycin.

Further, we expect that product candidates currently in review with the FDA, in Phase 3 clinical development, or that could enter Phase 3 clinical development in the near future, may represent significant competition if approved. These include, but are not limited to, CG-400549, under development by Crystal Genomics; GSK2140944, under development by GSK; nemonoxacin, under development by TaiGen Biotechnology; brilacidin, under development by Cellceutix; and radezolid, under development by Melinta Therapeutics Inc.

NUZYRA also competes with other antibiotics in the community-acquired pneumonia market. These include azithromycin, marketed as Zithromax and Z-PAK by Pfizer Inc. and available as a generic; clarithromycin, marketed as Biaxin by Abbott Laboratories and available as a generic; moxifloxacin, marketed as Avelox by Bayer AG and available as a generic; levofloxacin, marketed as Levaquin by Johnson & Johnson and available as a generic; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; ceftriaxone, marketed as Rocephin by F. Hoffman-La Roche Ltd and available as a generic; and ceftaroline, marketed as Teflaro by Allergan, delafloxacin marketed as Baxdela by Melinta Therapeutics Inc; lefamulin marketed as Xenleta by Nabriva Therapeutics. We are also aware of various drugs that are or may eventually be under development for the treatment of CABP, radezolid, under development by Melinta Therapeutics; GSK2140944, under development by GSK and nemanoxacin, under development by TaiGen Biotechnology.

Many of our potential competitors have substantially greater financial, technical and human resources than we do, as well as greater experience in marketing products, discovering and developing product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than our products or any other product candidate we may commercialize and may render our products or product candidates obsolete or non-competitive before we can recover the expenses of our development and commercialization. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our products or product candidates non-competitive or obsolete.

Manufacturing

We do not own or operate current Good Manufacturing Practices, or cGMP, manufacturing facilities for the production of any of our products, nor do we have plans to develop our own manufacturing facilities in the foreseeable future. Our products are manufactured in synthetic processes from starting materials that have to date been generally available.

The manufacturing process of omadacycline tosylate has been validated at commercial scale. The active pharmaceutical ingredient manufacturing process is a three-step synthesis followed by purification and salt formation.  The starting material is minocycline, which is well characterized and readily available. In 2018, we completed three process validation batches each for the IV and oral formulations of omadacycline, which have subsequently been put on stability.  We have entered into commercial supply agreements with commercial manufacturing organizations as described below, to manufacture and supply the drug substance, drug product and finished packaged product.

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

Carbogen

In December 2016, we entered into a manufacturing and services agreement with CARBOGEN AMCIS AG, or Carbogen. The agreement, as subsequently amended, provides for the terms and conditions under which Carbogen will manufacture and supply to us the active pharmaceutical ingredient for our omadacycline drug products in bulk quantities, or the Carbogen Product. Under this agreement, we are responsible for the cost and supply of crude omadacycline that Carbogen requires to manufacture the Carbogen Products and perform related services. We are obligated to pay Carbogen an amount in the seven-digit U.S. dollar range per batch of Carbogen Product that we order, depending on the size of the campaign, and the price may be adjusted in accordance with the terms of the agreement. We may also request that Carbogen perform certain services related to the Carbogen Product, for which we will pay reasonable compensation to Carbogen.

Our agreement with Carbogen will remain in effect for a fixed initial term and subsequent renewal terms.  Both parties, however, are required to use diligent efforts to replace the existing agreement with a subsequent long-term agreement. We may terminate this agreement by delivering notice of termination to Carbogen. The agreement may also be terminated under certain other circumstances, including by either party due to a material uncured breach by the other party or the other party’s insolvency.

Almac

In December 2016, we entered into a manufacturing and services agreement with Almac Pharma Services Limited, or Almac. The manufacturing agreement provides for the terms and conditions under which Almac will manufacture, package and supply to us omadacycline oral solid dosage tablets in bulk form, or the Almac Products. Under this manufacturing agreement, we are required to use commercially reasonable efforts to timely provide Almac with the active pharmaceutical ingredient needed to manufacture the Almac Products and perform related services. We are obligated to pay a supply price in the five-digit range in Great Britain Pounds, or GBP, per batch of the Almac Products, subject to adjustments as provided in the manufacturing agreement. Beginning in February 2020, we are also subject to an annual minimum revenue commitment in the six-digit GBP range. We will also negotiate with Almac, as part of each individual scope of work, the reasonable costs for the services to be performed for us by Almac.

In July 2019, we entered into a separate packaging and supply agreement with Almac to expand the packaging services performed by Almac. This packaging agreement provides for the terms and conditions under which Almac will deliver primary packaging, labelling, storage and related services for the Almac Products and secondary packaging, labelling, storage and related services for injectable omadacycline in vials, which are manufactured and supplied by a third party to Almac. Under this packaging agreement, we are required to provide certain intermediate materials necessary for Almac to perform these packaging services. We are obligated to pay a supply price in the five to six-digit U.S. dollar range per batch of packaged products, subject to adjustments as provided in the packaging agreement. We will also negotiate with Almac the reasonable costs for any additional services to be performed for us by Almac as set forth in individual scopes of work; such services are governed by the packaging agreement.

Each of our agreements with Almac will remain in effect for a fixed initial term, after which each agreement will continue for successive renewal terms unless either us or Almac have given written notice of termination within a certain period prior to the expiration of the initial or then-current renewal term. The manufacturing agreement or packaging agreement may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency.

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

Research and Development

We have and will continue to make substantial investments in research and development. Our research and development expenses totaled $39.6 million and $57.5 million in 2019 and 2018, respectively.

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

Intellectual Property

The proprietary nature of, and protection for, our proprietary drug development platform, our product candidates and our discovery programs, processes and know-how are important to our business. We seek patent protection in the U.S. and internationally for areas such as composition of matter and the chemistries that allow for the synthesis of novel, substituted tetracycline compounds that exhibit significant antibacterial and/or anti-inflammatory activity, and any other technology to which we have rights, where available and when appropriate. Our policy is to pursue, maintain and defend patent rights, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets that may be important to the development of our business.

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

As of December 31, 2019, our patent portfolio of owned or exclusively licensed patents and applications includes 66 issued U.S. patents, 20 pending U.S. patent applications and corresponding foreign national or regional counterpart patents or applications. We expect that the patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other government fees are paid, would expire between 2020 and 2039, excluding any additional terms from patent term adjustments or patent term extensions under the Hatch-Waxman Amendments.

NUZYRA (omadacycline)

The patent portfolio for omadacycline is directed to cover compositions of matter, formulations, salts and polymorphs, manufacturing methods, methods of use, dosing regimens, and modes of administration. The patents and patent applications covering omadacycline include patents and patent applications owned by us. In some corresponding foreign patents and patent applications, omadacycline is covered along with other compounds in patents and patent applications that are owned jointly by us and Tufts University, or Tufts, that are subject to a license agreement we have with Tufts. The issued composition of matter patent in the U.S. (U.S. Patent No. 7,553,828), if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, was expected to expire in 2023, however, we believe that additional term  for certain omadacycline patents may result from the patent term extension provision of the Hatch-Waxman Amendments of 1984, including the composition of matter patent which is anticipated to be extended until May 2028 and a method of use patent (U.S. 9,265,740) is expected to be extended until October 2030. Filings for both patent term extensions have been made with the U.S. Patent & Trademark Office.  Omadacycline has received Qualified Infectious Disease Product, or QIDP, designation under the Generating Antibiotic Incentives Now Act, or the GAIN Act. This may provide up to an additional five years of market exclusivity layered with protection provided by the Hatch-Waxman Amendments, which GAIN also enables exclusivity to 2028. We expect that the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire between 2021 and 2039, excluding any additional terms from patent term adjustments or patent term extensions under the Hatch-Waxman Amendments.

SEYSARA (sarecycline)

The patent portfolio for our acne and rosacea program is directed to cover compositions of matter, methods of use, methods of manufacturing, as well as salts and polymorphs of sarecycline. Amongst other patent filings and granted patents, our patent portfolio includes issued U.S. Patent No. 8,318,706, or the ‘706 Patent, which covers composition of matter of sarecycline and issued U.S. Patent No. 8,513,223, or the ‘223 Patent, which covers methods of use for sarecycline, and corresponding foreign national or regional counterpart applications. The ‘706 Patent is expected to expire in 2032 (this expiry taking into account the expected patent term extension as provided by the Hatch-Waxman Amendments) and the ‘223 Patent is expected to expire in 2029, if the appropriate maintenance, renewal, annuity or other governmental fees are paid. Filing for the patent term extension has been made with the U.S. Patent & Trademark Office. In February 2020, we finalized a license agreement with Almirall granting us exclusive rights to certain technology owned or in-licensed by Almirall or its affiliates that is necessary or useful to develop or commercialize sarecycline outside of the U.S., including exclusive rights in joint intellectual property and certain Almirall solely-owned intellectual property.

Intermezzo

As of December 31, 2019, our patent portfolio of owned or exclusively licensed patents and applications includes four issued U.S. patents directed to formulations and methods of use. The issued U.S. patents expire between 2025 and 2029.

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

Trademarks

We have registered trademarks and service marks or pending trademark and services mark applications in a number of countries for PARATEK, PARATEK & HEXAGON DESIGN, NUZYRA and its design logo, and other marks which we presently use or may use in connection with our pharmaceutical research and development as well as with our product candidates.  SEYSARA is a trademark for which Almirall has registered in the U.S. and for which Paratek has applied for in a number of foreign countries. Paratek has registered SEYSARA in China and, as part of the China License (as defined below) may assign such registration to Almirall in connection with Almirall’s development and commercialization of sarecycline in the greater China region. In connection with the ongoing development and advancement of our products and services in the U.S. and in various international jurisdictions, we routinely seek to create protection for our marks and enhance their value by pursuing trademarks and service marks where available and when appropriate.

Collaborations and License Agreements

Our commercial strategy is to partner with established pharmaceutical companies to develop and market products for the larger community markets, while retaining certain rights to products aimed at concentrated markets, such as hospital-based products, where we may seek to participate in development and commercialization.

Biomedical Advanced Research and Development Authority

On December 18, 2019, we entered into a contract with BARDA, a division of the U.S Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, to support the development of NUZYRA for the treatment of pulmonary anthrax, FDA PMR associated with the initial NUZYRA approval, and with an option for BARDA to procure up to 10,000 treatment courses of NUZYRA for the SNS for use against potential biothreats.

The BARDA contract could result in payments to us of up to approximately $284.7 million and consists of a five-year base period-of-performance and a total contract period-of-performance (base period plus option exercises) of up to ten years. Under the base period-of-performance, we will conduct activities necessary to (i) allow the product to be used under an Emergency Use Authorization, (ii) obtain licensure of NUZYRA through a supplemental NDA submission for anthrax, and (iii) provide up to 2,500 treatment courses of the drug product to be stored as vendor managed inventory and subsequently delivered to the SNS. The contract options may be exercised to perform additional studies necessary for licensure, support post-licensure commitments as required by the FDA, additional security requirements, and procure additional treatment regimens.

Under the terms of the agreement, BARDA awarded initial funding of approximately $59.4 million for the development of NUZYRA for the treatment of pulmonary anthrax and the purchase of an initial 2,500 treatment courses of NUZYRA to add to the current SNS. The contract provides for potential additional staged funding including approximately $76.8 million for existing FDA PMR commitments scheduled to begin in April 2020 and approximately $20.4 million for manufacturing-related requirements scheduled to begin in June 2020. The remaining funding includes the potential for approximately $12.7 million to support the development of NUZYRA for the prophylaxis of anthrax and a maximum of approximately $115.4 million to provide for three additional purchases of NUZYRA, each of which will be triggered upon development milestones related to the anthrax treatment development program.

The BARDA contract contains a number of terms and conditions that are customary for government contracts of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience.

Tetraphase Pharmaceuticals, Inc.

On March 18, 2019, Paratek and Tetraphase Pharmaceuticals, Inc., or Tetraphase, entered into a License Agreement, or the Tetraphase License Agreement. Under the terms of the Tetraphase License Agreement, we granted to Tetraphase a non-exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain Paratek patents, to develop, make, have, use, import, offer for sale and sell the licensed product, or XERAVATM, which is a drug for the treatment of complicated, intra-abdominal infections caused by bacteria, which was approved by the FDA in August 2018.

The terms of the Tetraphase License Agreement provide for Tetraphase to pay royalties at a low single digit percent on net product revenues of the licensed product sold in the U.S. Tetraphase’s obligation to pay royalties with respect to the licensed product shall be retroactive to the date of the first commercial sale of the licensed product in the U.S., which occurred in February 2019. Tetraphase is currently selling XERAVATM (Eravacycline) in the U.S.

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

Zai Lab (Shanghai) Co., Ltd.

On April 21, 2017, Paratek Bermuda Ltd., a wholly owned subsidiary of Paratek Pharmaceuticals, Inc., and Zai entered into a License and Collaboration Agreement, or the Zai Collaboration Agreement. On December 18, 2019 Paratek Bermuda Ltd. assigned its rights under the Zai Collaboration Agreement to Paratek Pharmaceuticals, Inc. Under the terms of the Zai Collaboration Agreement, Paratek granted Zai an exclusive license to develop, manufacture and commercialize omadacycline, or the licensed product, in the People’s Republic of China, Hong Kong, Macau and Taiwan, or the Zai territory, for all human therapeutic and preventative uses other than biodefense. Zai will be responsible for the development, manufacturing and commercialization of the licensed product in the Zai territory, at its sole cost with certain assistance from Paratek.

Under the terms of the Zai Collaboration Agreement, Paratek earned an upfront cash payment of $7.5 million in April 2017, $5.0 million upon approval by the FDA of a New Drug Application, or NDA, submission in the CABP indication, in October 2018 and $3.0 million upon submission of the first regulatory approval application for a licensed product in the People’s Republic of China in December 2019.  Paratek is eligible to receive up to $6.0 million in potential future regulatory milestone payments and $40.5 million in potential future commercial milestone payments, the next being $6.0 million upon regulatory approval for a licensed product in the People’s Republic of China.  The terms of the Zai Collaboration Agreement also provide for Zai to pay Paratek tiered royalties at a low double digit to mid-teen percent on net sales of the licensed product in the Zai territory.

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

Almirall, LLC

In July 2007, we and Warner Chilcott Company, Inc. (which became a part of Allergan), entered into a collaborative research and license agreement, under which we granted Allergan an exclusive license to research, develop, manufacture and commercialize tetracycline products for use in the U.S. for the treatment of acne and rosacea. In September 2018, Allergan assigned to Almirall, its rights under the collaboration agreement, or the Almirall Collaboration Agreement. Since Allergan did not exercise its development option with respect to the treatment of rosacea prior to initiation of a Phase 3 trial for the product, the license grant to Allergan, which was assigned to Almirall, converted to a non-exclusive license for the treatment of rosacea as of December 2014. Under the terms of the Almirall Collaboration Agreement, we and Almirall are responsible for, and are obligated to use, commercially reasonable efforts to conduct specified development activities for the treatment of acne and, if requested by Almirall, we may conduct certain additional development activities to the extent we determine in good faith that we have the necessary resources available for such activities.

Under the terms of the Almirall Collaboration Agreement, Almirall is responsible for and is obligated to use commercially reasonable efforts to develop and commercialize tetracycline compounds that are specified in the agreement for the treatment of acne. We have agreed during the term of the Almirall Collaboration Agreement not to directly or indirectly develop or commercialize any tetracycline compounds in the U.S. for the treatment of acne, and Almirall has agreed during the term of the Almirall Collaboration Agreement not to directly or indirectly develop or commercialize any tetracycline compound included as part of the agreement for any use other than as provided in the Almirall Collaboration Agreement.

The Almirall Collaboration Agreement contains two performance obligations: (i) an exclusive license to research, develop and commercialize tetracycline products for use in the U.S. for the treatment of acne and rosacea and (ii) research and development services. The performance obligation to deliver the license was satisfied upon execution of the Almirall Collaboration Agreement in July 2007.  All research and development services were completed by December 2010.  The options provided to Almirall for additional development services do not provide Almirall with a material right as these services will not be provided at a significant or incremental discount.  As such, the option services are not performance obligations.

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

In October 2018, the FDA’s regulatory approval of sarecycline, under the tradename SEYSARA, triggered the last milestone payment under the Almirall Collaboration Agreement of $12.0 million. Since FDA approval of SEYSARA was outside of the Company’s control and not obtained until October 2, 2018, the achievement of the milestone was not deemed probable and the risk of significant reversal of revenue was not resolved until such time.  Upon the FDA approval, the uncertainty related to this milestone was resolved and a significant reversal of revenue would not occur in future periods.  As such, the $12.0 million milestone payment was recognized as revenue at the time of FDA approval. Almirall is also obligated to pay us tiered royalties, ranging from the mid-single digits to the low double digits, based on net sales of tetracycline compounds developed under the Almirall Collaboration Agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term. Almirall’s obligation to pay us royalties for each tetracycline compound it commercializes under the Almirall Collaboration Agreement expires on the later of the expiration of the last to expire patent that covers the tetracycline compound in the U.S. and the date on which generic drugs that compete with the tetracycline compound reach a certain threshold market share in the U.S.

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

In February 2020, we entered into (i) the Ex-U.S. License, under which Almirall, or the Ex-U.S. License, granted to us an exclusive license in and to certain technology owned or in-licensed by Almirall or its affiliates in order to research, develop, manufacture and commercialize sarecycline in all countries other than the U.S. and (ii) a license agreement with Almirall that is specific to the greater China region, or the China License, under which we granted to Almirall an exclusive license in and to certain technology owned or in-licensed by us or our affiliates in order to research, develop and commercialize sarecycline for the treatment of acne in the greater China region.

Under the terms of the Ex-U.S. License, at our request, and subject to certain limitations, Almirall will provide us, our affiliates and our sublicensees with reasonable assistance in connection with our efforts to (i) source commercial supplies of sarecycline products, (ii) implement the then-current process for manufacturing sarecycline products at our facilities or at the facilities of our contract manufacturers, including any updates to such manufacturing process, and (iii) qualify commercial suppliers of sarecycline products.

Under the terms of the China License, Almirall is responsible for and is obligated to use commercially reasonable efforts to develop and commercialize sarecycline for the treatment of acne and has certain time-based diligence requirements.

We and Almirall have each agreed during the term of the Ex-U.S. License and the term of the China License to use commercially reasonable efforts to not, directly or indirectly, make sarecycline products commercialized by us, our respective affiliates or our respective sublicensees available for resale in the other’s respective territory or territories.

No upfront fees or milestones are owed in connection with either the Ex-U.S. License or the China License.

In connection with the Ex-U.S. License, we pay Almirall, on a country-by-country and product-by-product basis, (i) for fifteen years following the first commercial sale of a sarecycline product in a country, a percentage of the consideration (e.g., milestones, royalties) we receive from third party sublicensees in connection with developing and commercializing sarecycline outside of the U.S., which ranges from one-half of such consideration for sarecycline products for the treatment of acne to one-fifth of such consideration for sarecycline products for the treatment of other indications, in each case subject to a 50% reduction for any sarecycline product not in a solid oral tablet formulation for which Paratek or its affiliates have incurred significant development costs and (ii) for eight years following the first commercial sale of a sarecycline product in a country, a royalty in the middle-single digits on our or our affiliates’ net sales of sarecycline products outside of the U.S., subject to certain standard reductions. In connection with the China License, for fifteen years following the first commercial sale of a sarecycline product in China, Almirall pays us a royalty in the high-single digits on their, their affiliates’ or their sublicensees’ net sales of sarecycline products in the greater China region, subject to certain standard reductions.

Both the Ex-U.S. License and the China License terminate upon full satisfaction and expiration of a party’s payment obligations under the relevant agreement. We may terminate the Ex-U.S. License for convenience upon sixty days’ notice. Almirall may terminate the China License for convenience upon sixty days’ notice. Either we or Almirall may terminate the Ex-U.S. License or the China License for the other party’s uncured breach of a material term of the agreement on sixty days’ notice (unless the breach relates to a payment term, which requires thirty days’ notice) or upon the bankruptcy of the other party that is not discharged within sixty days. Upon the termination of the Ex-U.S. License by us for Almirall’s breach or insolvency, our license will continue following the effective date of termination, subject to the payment by us of the applicable royalty payments specified in the Ex-U.S. License (unless Almirall’s breach relates to a certain specific obligation, in which case, our license survives royalty-free). Upon the termination of the Ex-U.S. License by Almirall for our breach or insolvency or upon our voluntary termination of the Ex-U.S. License, our license under the Ex-U.S. License will terminate. Upon the termination of the China License by Almirall for our breach or insolvency, Almirall’s license will continue following the effective date of termination, subject to the payment by Almirall of the applicable royalty payments specified in the China License (unless our breach relates to a certain specific obligation, in which case, Almirall’s license survives royalty-free). Upon the termination of the China License by us for Almirall’s breach or insolvency or upon Almirall’s voluntary termination of the China License, Almirall’s license under the China License will terminate.

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

We issued Tufts 1,024 shares of our common stock on the date of execution of the original license agreement, and we may be required to make certain payments of up to $0.3 million to Tufts upon the achievement by products developed under the agreement of specified development and regulatory approval milestones. We have already made a payment of $50,000 to Tufts for achieving the first milestone following commencement of the Phase 3 clinical trial for omadacycline and a payment of $100,000 to Tufts for achieving the second milestone following our first marketing application (NDA) submitted in the U.S. We are also obligated to pay Tufts a minimum royalty payment in the amount of $25,000 per year. In addition, we are obligated to pay Tufts royalties based on gross sales of products, as defined in the agreement, ranging in the low single digits depending on the applicable field of use for such product sale. If we enter into a sublicense under the Tufts License Agreement, based on the applicable field of use for such product, we will be obligated to pay Tufts (i) a percentage, ranging from 10% to 14% (ten percent to fourteen percent) for compounds other than omadacycline, and a percentage in the single digits for the compound omadacycline, of that portion of any sublicense issue fees or maintenance fees received by us that are reasonably attributable to the sublicense of the rights granted to us under the Tufts License Agreement and (ii) the lesser of (a) a percentage, ranging from the low tens to the high twenties based on the applicable field of use for such product, of the royalty payments made to us by the sublicensee or (b) the amount of royalty payments that would have been paid by us to Tufts if we had sold the products.

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

U.S. Army Medical Research Institute of Infectious Diseases

In October 2016, we announced that we entered into a Cooperative Research and Development Agreement with the U.S. Army Medical Research Institute of Infectious Diseases to study omadacycline against pathogenic agents causing infectious diseases of public health and biodefense importance. These studies were designed to confirm humanized dosing regimens of omadacycline in order to study the efficacy of omadacycline against biodefense pathogens, including Yersinia pestis, or plague, and Bacillus anthracis, or anthrax. The Cooperative Research and Development agreement expired on February 24, 2020. All future biothreat work will be completed under the BARDA contract.

Past Collaborations

Novartis International Pharmaceutical Ltd.

In September 2009, we and Novartis International Pharmaceutical Ltd., or Novartis, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. We and Novartis subsequently entered into a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, EMA, or any regulatory agency, but only to the extent we had not previously granted such commercialization rights related to omadacycline to another third party as of any such approval. We also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by us in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $3.4 million as of December 31, 2019 and $3.6 million as of December 31, 2018 included within “Other Long-Term Liabilities” on our consolidated balance sheet.  In addition, a short-term liability of $0.1 million included within “Other current liabilities” on our consolidated balance sheet as of December 31, 2019 represents the portion of royalty payments due to Novartis within twelve months. No short-term portion existed as of December 31, 2018. There are no other payment obligations to Novartis under the Novartis Agreement or the amended Novartis Letter Agreement.

Purdue Pharma L.P.

In July 2009, we and Purdue Pharma L.P., or Purdue Pharma, entered into a collaboration agreement, or the Purdue Collaboration Agreement, which granted an exclusive license to Purdue Pharma to commercialize Intermezzo in the U.S. in exchange for a non-refundable license fee, certain milestone payments and tiered royalties on net sales of Intermezzo.

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

Government Regulation

Government authorities in the U.S., at the federal, state and local level, as well as those of other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, advertising, promotion, storage, distribution, and export and import of our products.  The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulation require the expenditure of substantial time and financial resources.

U.S. Government Regulation

NDA Approval Processes

In the U.S., the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or the FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulation require the expenditure of substantial time and financial resources. Failure to comply with the FDCA and other applicable U.S. requirements at any time during the product development process, approval process or after approval may subject us to a variety of administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

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

The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:

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

According to FDA guidance for industry on the SPA agreement process, a sponsor that meets the prerequisites may make a specific request for a SPA and must provide information necessary for discussion and agreement on the design and size of the proposed clinical trial. The FDA has a goal of evaluating the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and/or requests for additional information. A SPA agreement request must be made before the proposed clinical trial begins. If an agreement is reached, it will be documented in writing and made part of the record. The agreement may not be changed by the sponsor or the FDA after the trial begins, except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began. Also, if the sponsor makes any unilateral changes to the approved protocol, the agreement will be invalidated. A SPA agreement is intended to provide greater assurance that if the agreed upon clinical trial protocols are followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of NDA approval. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate, and final determinations of approvability will not be made until the FDA completes its review of the entire NDA.

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

Concurrent with clinical trials, companies usually complete additional animal safety studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and the manufacturer must develop methods for testing the quality, purity and potency of the final drugs. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf-life.

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

Beyond GAIN Act

In addition to the GAIN Act, the 21st Century Cures Act, signed into law in December 2016, established a new FDA limited population pathway for antimicrobial drugs that treat serious or life-threatening infections for which there are unmet medical needs.  The U.S. Congress has initiated a significant number of other legislative proposals in recent years to provide further incentives in anti-infective development.  For example, in December 2018, the Developing an Innovative Strategy for Antimicrobial Resistant Microorganisms Act of 2018, or DISARM Act, was introduced in the Senate to incentivize the research and development of advanced antibiotics through certain reimbursement-related incentives. It is possible that these or other proposals related to anti-infective development may be enacted into law in the future.  We cannot predict whether or what legislative changes will be enacted or how they may impact our business and our products.

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

Data exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application, or ANDA, or a 505(b)(2) NDA submitted by another company using the drug entitled to data exclusivity as the reference listed drug, or RLD. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of data exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the use or conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent for other uses or conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Post-approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems, including safety issues, with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA and other authorities also strictly regulate the promotional claims that may be made about prescription products. Under the FDCA the sponsor of an approved drug in the U.S. may not promote that drug for unapproved, or off-label, uses, although a physician may prescribe a drug for an off-label use in accordance with the practice of medicine. If we are found to have promoted off-label uses, we may be subject to significant liability, including sanctions, civil and criminal fines, and injunctions prohibiting us from engaging in specified promotional conduct.

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

Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMP requirements and other laws.

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

Other Healthcare Laws

We may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Within the U.S., we are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under such laws. Anti-kickback laws generally prohibit a prescription drug manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third party payors (including Medicare and Medicaid) that are false or fraudulent. Violations of “fraud and abuse” laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and/or exclusion from federal health care programs (including Medicare and Medicaid).

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

Foreign Regulation

In addition to regulations in the U.S., we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the EU, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

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

In light of the United Kingdom’s vote in 2016 to leave the EU, the so-called Brexit vote, there may be changes forthcoming in the scope of the EU marketing authorization approval procedure, as well as changes to the United Kingdom’s national medicines laws, as the terms of that exit are negotiated between the United Kingdom and the EU.   Since the regulatory framework for pharmaceutical products in the United Kingdom relating to quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit will materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. In the first instance, a separate United Kingdom authorization from any centralized authorization for the EU would need to be applied for in advance of a hard Brexit or before the end of any agreed transitional period. In the immediately foreseeable future, the process is likely to remain very similar to that applicable in the EU, albeit that the processes for applications will be separate. Longer term, the United Kingdom is likely to develop its own legislation that diverges from that in the EU.

Reimbursement

Significant uncertainty exists regarding the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of our products will depend, in part, on the availability of coverage and the adequacy of reimbursement from third-party payors. Third-party payors include government authorities or government healthcare programs, such as Medicare and Medicaid, and private entities, such as managed care organizations, private health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Some third-party payors may manage utilization of a particular product by requiring pre-approval (known as “prior authorization”) for coverage of particular prescriptions (to allow the payor to assess medical necessity).  If the prior authorization (medical necessity) is denied by the payor, the patient may not be able to afford the full cost of the medication without the coverage from the third party payor.  A third-party payor's decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain net price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate.

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

Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of new price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our or our partners’ products or a decision by a third-party payor to not cover our or our partners’ products could reduce physician usage of the product and have a material adverse effect on our sales, results of operations and financial condition. We expect that the pharmaceutical industry will experience pricing pressures due to the increasing influence of managed care (and related implementation of managed care strategies to control utilization), additional federal and state legislative and regulatory proposals to regulate pricing of drugs, limit coverage of drugs or reduce reimbursement for drugs, public scrutiny and the Trump administration’s expressed desire to address the perceived high cost of pharmaceuticals in the U.S. While we cannot predict what executive, legislative and regulatory proposals will be adopted or other actions will occur, such events could have a material adverse effect on our business, financial condition and profitability.

Within the U.S., we may be required to provide discounts or rebates under government healthcare programs or to certain government and private purchasers in order to obtain coverage under federal healthcare programs such as Medicaid.  Participation in such programs may require us to track and report certain drug prices.  We may be subject to fines and other penalties if we fail to report such prices accurately.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the U.S. and generally tend to be significantly lower.

Health Care and Other Reform

In the U.S., there have been and continue to be a number of significant legislative initiatives to contain healthcare costs. Federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Healthcare Reform Act, which expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs.  Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty established under Healthcare Reform Act for individuals who do not maintain mandated health insurance coverage beginning in 2019.    The Healthcare Reform Act has also been subject to judicial challenge.  In December 2018, a federal district court, in a challenge brought by a number of state attorneys general, found the Healthcare Reform Act unconstitutional in its entirety because, once Congress repealed the individual mandate provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. In December 2019, a federal appeals court agreed that the individual mandate provision was unconstitutional but remanded the case back to the district court to assess more carefully whether any provisions of the Healthcare Reform Act were severable and could survive.  Pending action by the district court and resolution of any appeals, which could take some time, the Healthcare Reform Act is still operational in all respects.

There have also been other reform initiatives under the Trump Administration, including initiatives focused on drug pricing.  For example, legislation enacted in 2018 increased the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70% starting in 2019.   As another example, in May of 2018, President Trump and the Secretary of the Department of Health and Human Services released a “blueprint” to lower prescription drug prices and out-of-pocket costs.  Certain proposals in the blueprint, and related drug pricing measures proposed since the blueprint, could cause significant operational and reimbursement changes for the pharmaceutical industry.  As another example, in 2019, the CMS revised Medicare Part D regulations to support health plans’ negotiation of lower drug prices with manufacturers and reduce health plan members’ out-of-pocket costs. As another example, legislation enacted in 2019 revised how certain prices reported by manufacturers under the Medicaid drug rebate program are calculated, a revision that the Congressional Budget office had estimated would save the Medicaid program approximately $3 billion over the next ten years.

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

General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2029 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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

Government Contracts and Regulation

We currently contract with the federal government. The BARDA contract could result in payments to us of up to approximately $284.7 million, and consists of a five-year base period-of-performance and a total contract period-of-performance (base period plus option exercises) of up to ten years for us to complete the studies and manufacturing activities necessary for the FDA to consider emergency use authorization NUZYRA to treat people exposed to anthrax. As a government contractor, we are subject to complex and wide-ranging federal and agency-specific regulations and contractual requirements that not only govern how we perform under the contract but also impose other requirements that affect our operations, including socio-economic obligations such as obligations related to affirmative action or maintaining a drug-free workplace. While many of our employees have been involved in government contracts previously, many of these government contracting requirements are new to Paratek as a company. Failure to comply with government contracting requirements could result in termination of our contract and the imposition of penalties.

Employees

As of February 28, 2020, we had 102 total employees, 101 of whom are full-time employees and 40 of whom were primarily engaged in research and development activities. A total of 12 employees have an M.D., Pharm.D, or Ph.D. degree. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

Risk Related to Financial Condition

We have incurred significant losses since inception and anticipate that we will incur losses for the foreseeable future. To date we have not generated sufficient revenue from product sales to cover corresponding expenses and we may never achieve or sustain profitability.

We received FDA approval for NUZYRA in October 2018 and launched NUZYRA in the U.S. in February 2019. Additionally, FDA approval was granted in October 2018 for SEYSARA, which Almirall has rights to commercialize and with respect to which we will be entitled to tiered royalties, on net sales in the U.S. and a flat royalty on net sales in the greater China region. SEYSARA was launched in the U.S. in January 2019. Although NUZYRA and SEYSARA are now being sold by us and Almirall, respectively, it will take some time to attain profitability and we may never do so. Our net loss for the year ended December 31, 2019 was $128.8 million. As of December 31, 2019, our accumulated deficit was $711.3 million. We expect to continue to incur losses for the foreseeable future as we seek to maintain and expand regulatory approvals for our products, continue to commercialize NUZYRA, establish our sales, marketing and distribution infrastructure to commercialize products for which we obtain marketing approval, including NUZYRA, and add personnel to support our product development and commercialization efforts and operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate future revenue.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to generate any sufficient product revenues to achieve profitability. For example, our expenses could increase if we are required by regulatory agencies outside of the U.S. to perform studies in addition to those that we have already performed or currently expect to perform.

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

We may continue to require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back or cease our product development programs or commercialization efforts for NUZYRA.

As of December 31, 2019, our cash, cash equivalents and marketable securities were $215.4 million. We will require substantial additional funding to meet FDA post-marketing approval requirements for NUZYRA, which we expect to be funded through the BARDA contract.  Additional funding may also be needed to support and accelerate the commercialization of NUZYRA, to fund the development of omadacycline in other indications, including NTM, and to advance the development of potential other product candidates, and such funding may not be available on favorable terms or at all. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the filing date of this Annual Report on Form 10-K. Because the profitability of NUZYRA and SEYSARA, and the successful development of any other future product candidates, is uncertain, we are unable to estimate the actual funds we will require to fund our continuing operations, including for our clinical development programs and commercialization efforts for NUZYRA.

Our future funding requirements will depend on many factors, including but not limited to:

•	the progress of clinical development of omadacycline in additional indications, including NTM;
•	the costs and timing of commercialization activities for NUZYRA;
•	product revenue received from commercial sales of NUZYRA;
•	royalty revenue received from commercial sales of SEYSARA by Almirall;
•	timing and amount of actual reimbursements and NUZYRA purchases under the BARDA contract;
•	the ability of Zai to develop, manufacture and commercialize omadacycline in the Zai territory;
•	the scope, progress, timing, cost and results of research, preclinical development and clinical trials;
•	the costs, timing and outcome of seeking, obtaining, maintaining and expanding FDA and non-U.S. regulatory approvals;
•	the costs associated with manufacturing and establishing sales, marketing and distribution capabilities;
•	the number and characteristics of other product candidates that we may pursue;
•

our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to hire additional management, scientific, commercial, operations and medical personnel;
•	the effect of competing products that may limit market penetration of our products;
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems
•	resources required to develop and implement policies and processes to promote ongoing compliance with applicable healthcare laws and regulations;
•	costs required to ensure that our and our partners’ business arrangements with third parties comply with applicable healthcare laws and regulations; and
•

the economic and other terms, timing and success of our existing collaboration and licensing arrangements and any collaboration, licensing, or other arrangements into which we may enter in the future, including the timing of receipt of any milestone or royalty payments under such arrangements.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through the sale of additional equity or convertible debt securities, which would dilute shareholder ownership interest. The terms of these new securities may include liquidation or other preferences that adversely affect shareholders’ rights as common stockholders. Future debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, NUZYRA, sarecycline, any future product candidates or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to grant rights to develop and market NUZYRA, sarecycline or any future product candidates that we may otherwise prefer to develop and market ourselves.

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

On June 27, 2019, we entered into an Amended and Restated Loan and Security Agreement, or the Amended Hercules Loan Agreement, with Hercules Technology III, L.P.,  certain other lenders, together, the Lenders, and Hercules Capital, Inc. (as agent), under which the Company may borrow up to $100.0 million in multiple tranches, each, a Term Loan Tranche. The Amended Hercules Loan Agreement amends and restates in its entirety our prior Loan and Security Agreement dated as of September 30, 2015, as amended. As of December 31, 2019, we have drawn down on $70.0 million. The Amended Hercules Loan Agreement provides for an extension of the scheduled maturity date of the $60.0 million Term Loan Tranche, or the First Tranche, from September 1, 2021 to September 1, 2023, upon certain events set forth in the Amended Hercules Loan Agreement, and an extension of the scheduled maturity date of the $10.0 million Term Loan Tranche, or the Second Tranche, and additional Term Loan Tranches (if any), from August 1, 2022 to August 1, 2024, upon certain events set forth in the Amended Hercules Loan Agreement. The Amended Hercules Loan Agreement also provides for an additional $10.0 million of additional Term Loan Tranches (up to a total of $30.0 million of additional Term Loan Tranches), or the Additional Tranches, that may be available to the Company, subject to approval by Hercules, in its sole discretion, whether to provide such tranches. As such there can be no assurance as to whether or not the Additional Tranches shall be funded.

All obligations under the Amended Hercules Loan Agreement are secured by substantially all of our existing property and assets, excluding our intellectual property. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

•

we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities; and

•

our failure to comply with the affirmative, restrictive or financial covenants in the Amended Hercules Loan Agreement could result in an event of default that, if not cured or waived, could result in the acceleration of our obligation to repay this indebtedness, and Hercules could seek to enforce its security interest in the assets securing such indebtedness.

In April 2018, we issued $165.0 million aggregate principal amount of 4.75% Convertible Senior Subordinated Notes due 2024, or the Notes. The Notes bear cash interest at the annual rate of 4.75%, payable on November 1 and May 1 of each year, beginning on November 1, 2018, and mature on May 1, 2024 unless earlier repurchased, redeemed or converted.

In addition, on February 25, 2019, we, through our wholly-owned subsidiary Paratek Royalty Corporation, or the Subsidiary, entered into a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, with Healthcare Royalty Partners III, L.P., or HCRP. Pursuant to the terms of the Royalty-Backed Loan Agreement, the Subsidiary borrowed a $32.5 million loan, which was secured by, and is being repaid based upon, royalties from the Almirall Collaboration Agreement. The Royalty-Backed Loan Agreement matures on May 1, 2029, at which time, if not earlier repaid in full, the outstanding principal amount of the loan, together with any accrued and unpaid interest, and all other obligations then outstanding, shall be due and payable in cash by the Subsidiary.

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

Failure to satisfy our current and future debt obligations under the Amended Hercules Loan Agreement could result in an event of default and, as a result, Hercules could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Amended Hercules Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, Hercules could seek to enforce its security interests in the assets securing such indebtedness.

We are subject to certain restrictive covenants which, if breached, could have a material adverse effect on our business and prospects.

The Hercules Loan Agreement imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things:

•	dispose of certain assets;
•	change our lines of business;
•	engage in mergers or consolidations;
•	incur additional indebtedness;
•	create liens on assets;
•	pay dividends and make distributions or repurchase our capital stock; and
•	engage in certain transactions with affiliates.

Risks Related to Maintaining and Expanding Regulatory Approval and Other Legal Compliance Matters

If clinical trials for omadacycline are prolonged, delayed or stopped, we may be unable to obtain regulatory approval and commercialize omadacycline for the treatment of additional indications on a timely basis.

In October 2018, the FDA approved NUZYRA in the U.S. for the treatment of adults with CABP and ABSSSI that are proven or strongly suspected to be caused by susceptible bacteria. The completion of any future clinical trials, including FDA PMRs, could be substantially delayed or prevented by several factors, including:

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

Positive results in our randomized Phase 2 and Phase 3 clinical studies of omadacycline in complicated skin and skin structure infections, ABSSSI and CABP, may not be predictive of the results in any other indications, such as omadacycline for the treatment of NTM. In some instances, there can be significant variability in safety and/or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in clinical trial protocols, differences in size, type and geographic distribution of the patient populations, adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. We do not know whether any Phase 2, Phase 3 or other clinical trials we or any of our collaborators may conduct, or have conducted in the past, will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our future product candidates.

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other U.S. and non-U.S. regulatory authorities. Regulations differ from country to country, which will require us to expend additional resources in each market for which a separate regulatory approval is required. We are not permitted to market our product candidates outside of the U.S. until we receive marketing approval from applicable regulatory authorities outside of the U.S. Although omadacycline and sarecycline received FDA approval, approval of other indications, including treatment of NTM with omadacycline, is subject to the risks of failure inherent in drug development.

Failure to comply with FDA and non-U.S. regulatory requirements may, either before or after product approval, if any, subject us to administrative or judicially imposed sanctions, including:

•	restrictions on the products, manufacturers or manufacturing process;
•	warning letters or untitled letters;
•	civil and criminal penalties;
•	injunctions;
•	suspension or withdrawal of regulatory approvals;
•	suspension of any ongoing clinical trials;
•	product seizures, detentions or import bans;
•	voluntary or mandatory product recalls and publicity requirements;
•	total or partial suspension of production;
•	imposition of restrictions on operations, including costly new manufacturing requirements; and
•	refusal to approve pending NDAs or supplements to approved NDAs.

The FDA and foreign regulatory authorities also have substantial discretion in the drug approval process. The number of preclinical studies and clinical trials that will be required for regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular drug candidate. Regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including:

•	a product candidate may not be deemed safe or effective;
•	the results may not confirm the positive results from earlier preclinical studies or earlier stage clinical trials;
•	regulatory agencies may not find the data from preclinical studies and clinical trials sufficient;
•	regulatory agencies may not approve our third-party manufacturer’s processes or facilities;
•	regulatory agencies may require significant warning or restrictions on use to the product label; or
•	regulatory agencies may change their approval policies or adopt new regulations.

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

Even though NUZYRA and SEYSARA have been approved by the FDA in the U.S., they face post-approval development and regulatory requirements, which may limit how they are manufactured and marketed, and could materially impair our ability to generate revenue.

In October 2018, the FDA approved NUZYRA in the U.S. for the treatment of adults with CABP and ABSSSI that are proven or strongly suspected to be caused by susceptible bacteria, as well as SEYSARA for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients nine years of age and older. NUZYRA and SEYSARA are subject to, among other things, ongoing FDA requirements governing the manufacturing, labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety, efficacy and other post-market information. As part of the FDA approval for NUZYRA, we are required to conduct post-marketing pediatric studies, including a single dose pharmacokinetic and safety study in children ages eight to seventeen who are receiving antibacterial drug therapy for an infectious disease, an active-controlled safety study in children ages eight to seventeen who have acute bacterial skin and skin structure infections, and an active-controlled safety study in children ages eight to seventeen who have CABP. In addition, we are also required to conduct an active-controlled safety and efficacy study in adults with CABP and a U.S. surveillance study for five years from the date of marketing to determine if resistance to NUZYRA has developed in those organisms specific to the indications in the label.  In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA and other regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to current GMP regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. As such, we and our partners and any of our and their respective contract manufacturers are subject to ongoing review and periodic inspections to assess compliance with cGMPs. Additionally, to the extent we want to make certain changes to the approved products, product labeling, or manufacturing processes or manufacturing sites, we will need to submit new applications or supplements to FDA and obtain the agency’s approval.

Accordingly, we and others with whom we work will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We and our partners are also required to report adverse reactions and production problems, if any, to the FDA and to comply with requirements concerning, among other things, advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from pharmaceutical companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Accordingly, we and our partners will not be able to promote our products for indications or uses for which they are not approved. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. We intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to off-label promotion, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may be subject to criminal and civil liability. If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Even if it is later determined that we were not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our actions and have to divert significant management resources from other matters.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchange concerning their products. We intend to engage in medical education activities and communicate with healthcare providers in compliance with all applicable laws, regulatory guidance and industry best practices. Although we believe we have put in place a compliance program, which is designed to ensure that all such activities are performed in a legal and compliant manner, we cannot be certain that our program will address all areas of potential exposure and the risks in this area cannot be entirely eliminated.

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

A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will apply, or patient copayment will be at an acceptable level for physicians to choose to prescribe our drug. In addition, pharmaceutical companies often need to offer third party payors rebates and administration fees on the cost of drugs dispensed to the payors’ members in order to increase the possibility of favorable coverage and adequate cost sharing thresholds for patients. We may be required to provide such rebates to some third-party payors in relation to our product(s). Adequate third-party reimbursement, taking into account such rebates as applicable, may not be available and we may not be able to maintain price levels sufficient to realize an appropriate profit, including a return on our investment in product development.

Outside of the U.S., in some countries, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take a significant amount of time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. In some countries, we or our partners may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available products in order to obtain or maintain reimbursement or pricing approval. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, there could be a material adverse effect on our business.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

The U.S. and several foreign jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our or our partners’ ability to sell approved products profitably. Among policymakers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

The U.S. government and individual states have aggressively pursued healthcare reform, as evidenced by the passage of the Healthcare Reform Act and the ongoing efforts to modify or repeal that legislation. The Healthcare Reform Act substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. Modifications have been implemented under the Trump Administration and additional modifications or repeal may occur. For instance, tax reform legislation was enacted at the end of 2017 that eliminated the individual health insurance mandate which is expected to increase the number of Americans without comprehensive health insurance. In December of 2018, a federal district court also found the Healthcare Reform Act unconstitutional in its entirety.  In December 2019, a federal appeals court agreed that the individual mandate provision was unconstitutional but remanded the case back to the district court to assess more carefully whether any provisions of the Healthcare Reform Act were severable and could survive. Pending action by the district court and resolution of any appeals, which could take some time, the Healthcare Reform Act is still operational in all respects. Other aspects of healthcare reform, such as expanded government enforcement authority could also affect our business and are ongoing.  See “Government Regulation - Health Care and Other Reform”. We cannot predict the ultimate content, timing or effect of any changes to the Healthcare Reform Act or other federal and state reform efforts.

Additional legislative actions to control U.S. healthcare or other costs have passed.  The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare, but not Medicaid, payments to providers in 2013 and will remain in effect through 2029 unless additional Congressional action is taken.

There is no assurance that federal or state healthcare reform or other legislative and regulatory initiatives will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

In the U.S. there is increasing scrutiny of drug prices and federal or state reforms could impact our ability to establish what we believe is a fair price for our products, and ultimately diminish our revenue prospects.

Recently, there has been considerable public and government scrutiny in the U.S. of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been several recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices or price increases. Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our product candidates, if approved for sale and could diminish our ability to establish what we believe is a fair price for our products, ultimately diminishing our revenue for our products.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the U.S., we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in the Medicaid Drug Rebate Program and a number of other federal and state government pricing programs in the U.S. in order to obtain coverage for NUZYRA by certain government healthcare programs.  These programs generally require us to pay rebates or provide discounts to certain private purchasers or government payers in connection with our products when dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently.  We may also have reimbursement obligations or be subject to penalties if we fail to provide timely and accurate information to the government, pay the correct rebates or offer the correct discounted pricing. Changes to the price reporting or rebate requirements of these programs would affect our obligations to pay rebates or offer discounts. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

If we or our partners market products in a manner that violates fraud and abuse and other healthcare laws, or if we or our partners violate government price reporting laws, we or our partners may be subject to administrative civil and/or criminal penalties.

Within the U.S., various state and federal healthcare laws restrict certain marketing practices in the pharmaceutical industry. When we or any of our partners market approved products, such as NUZYRA or SEYSARA, some of our or our partners’ business activities could possibly be subject to challenge under one or more of these laws. The laws and regulations that may affect our ability to operate include:

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

•

the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the federal government for re-disclosure to the public (the scope of which reportable interactions will increase for interactions occurring during or after 2021); and

•

state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state laws regulating interactions between pharmaceutical manufactures and healthcare providers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

Outside of the U.S., foreign laws may also regulate our activities, or those of our collaboration partners.

We may be subject to significant fines if we fail to comply with data privacy and securities laws.

We may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business.

Within the U.S., our operations may be affected by the Health Insurance Portability and Accountability Act of 1996 as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, collectively, HIPAA, which impose obligations on certain “covered entities,” such as healthcare providers, health plans and healthcare clearinghouses, and certain of their “business associate” contractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Although we believe that we currently are neither a “covered entity” nor a “business associate” under the legislation, a business associate relationship may be imputed from facts and circumstances even in the absence of an actual business associate agreement. In addition, HIPAA may affect our interactions with customers who are covered entities or their business associates because HIPAA affects the ability of these entities to disclose patient health information to us. Various states also have laws that regulate the privacy and security of patient information and so may affect our business operations. For example, we are subject to the California Consumer Privacy Act, or CCPA, that became effective on January 1, 2020. The CCPA gives California consumers, defined to include all California residents, certain rights, including the right to ask companies to disclose the types of personal information collected, specific pieces of information collected by a company, the categories of sources from which such information was collected, the business purpose for collecting or selling the consumer’s personal information, and the categories of third parties with whom a company shares personal information. The CCPA also imposes several obligations on companies to provide notice to California consumers regarding a company’s data processing activities. Additionally, the CCPA gives California consumers the right to ask companies to delete a consumer’s personal information and it places limitations on a company’s ability to sell personal information, including providing consumers a right to opt out of sales of their personal information.

Outside the U.S., other data privacy and security regulations may apply. For example, the processing of personal data in the European Economic Area, or the EEA, is subject to the General Data Protection Regulation, or the GDPR, which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, exercising data subject rights and reporting certain data breaches to regulators and affected individuals, as well as how we document our relationships with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA, including from clinical trial sites in the EEA, to countries that are considered by the European Commission to lack an adequate level of data protection, such as the U.S. Compliance with data privacy and security regulation can require allocation of resources as well as changes in operations and non-compliance can result in substantial fines. In addition, the GDPR and the CCPA impose substantial fines and other regulatory penalties for breaches of data protection requirements and they confer a private right of action on data subjects, in the case of the GDPR, and consumers, in the case of the CCPA, and their representatives for breaches of certain data protection requirements.

Risks Related to Our Business

We are highly dependent on the commercial success of NUZYRA in the U.S. and, to a lesser extent, SEYSARA.

Our success is currently dependent on the successful commercialization of NUZYRA in the U.S., which is also being developed by Zai in the Zai territory, and, to a lesser extent, SEYSARA, which Almirall has the rights to commercialize in the U.S. and the greater China region. We are not currently developing, and have no such plans to develop, any other product candidates, other than omadacycline for the treatment of NTM, anthrax, and other relevant preclinical or clinical investigations.  We may need additional financing or grants to fund development of any current or future product candidates.

The majority of our time, resources and effort are focused on the commercialization of NUZYRA and our ability to generate product revenues will depend heavily on the successful commercialization of NUZYRA, which will depend on, among other things, our ability to:

•	secure sufficient starting materials and maintain commercial manufacturing arrangements with third-party manufacturers;
•	produce, through a validated process, sufficient quantities and inventory of NUZYRA to meet demand;
•	build and maintain internal sales, distribution and marketing capabilities sufficient to generate commercial sales of NUZYRA;
•	secure widespread acceptance of our product from physicians, healthcare payors, patients and the medical community;
•	properly price and obtain coverage and adequate reimbursement of NUZYRA by governmental authorities, private health insurers, managed care organizations and other third-party payors;
•	maintain compliance with ongoing FDA labeling, packaging, storage, advertising, promotion, recordkeeping, safety and other PMRs;
•	manage our costs and expenses commensurate with NUZYRA’s projected growth; and
•

establish and maintain collaborations with third parties for the commercialization of NUZYRA in countries outside of the U.S., such as our existing collaboration with Zai to develop, manufacture and commercialize omadacycline in the Zai territory, and such collaborators’ ability to obtain regulatory and reimbursement approvals in such countries.

There are no guarantees that we will be successful in completing these tasks. In addition, we have begun, and will need to continue investing substantial financial and management resources to build out our commercial infrastructure and to recruit and train sufficient additional qualified marketing, sales and other personnel in support of our sales of NUZYRA.

If a pandemic, epidemic or outbreak of an infectious disease occurs, our business may be adversely affected. In December 2019, a novel strain of coronavirus was identified in Wuhan, China. This virus continues to spread globally and, as of March 2020, has spread to over 50 countries, including the U.S. Such events may result in a period of business and manufacturing disruption, and in reduced sales and operations, any of which could materially affect our business, financial condition and results of operations. For example, the spread of the coronavirus in the U.S. may result in travel restrictions impacting our sales professionals. In addition, hospitals may reduce staffing, divert resources to patients suffering from the infectious disease or limit access for non-patients, including our sales professionals, which could negatively impact the ability of our sales professionals to effectively access physicians. Any of the foregoing could adversely affect our sales of NUZYRA.

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
•

complications or barriers that inhibit our commercial team from reaching the appropriate audience to promote our product(s) because of the spread of the coronavirus or any outbreak of other contagious diseases, especially during the early phase of our commercial launch of NUZYRA;

•	ability to obtain sufficient third-party coverage and reimbursement;
•	the clinical indications for which NUZYRA and SEYSARA are approved, as well as changes in the standard of care for their targeted indications;
•	the continuing effectiveness of manufacturing and supply chain;
•	warnings and limitations contained in the approved labeling for NUZYRA;
•	warnings and limitations contained in the approved labeling for SEYSARA, including that efficacy of SEYSARA beyond 12 weeks and safety beyond 12 months have not been established;
•	safety concerns with similar products marketed by others;
•	the prevalence and severity of any side effects as a result of treatment with NUZYRA and SEYSARA;
•	our ability to comply with FDA PMRs associated with the FDA approval of NUZYRA, including conducting and completing post-marketing studies; and
•	the actual market-size for NUZYRA and SEYSARA, which may be larger or smaller than expected.

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

The life sciences industry is highly competitive and subject to rapid and significant technological change, including but not limited to with respect to innovations related to diagnostic devices. NUZYRA and SEYSARA do or will compete with other drugs and therapies that currently exist or are being developed. Products that we may develop in the future are also likely to face competition from other drugs and therapies, some of which we may not currently be aware. We have competitors both in the U.S. and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research, development and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds to in-license novel compounds or develop technologies, that could make the product candidates that we develop obsolete or less competitive. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or regulatory approvals or discovering, developing and commercializing competing technologies before we do so for any of our product candidates.

The GAIN Act is intended to provide incentives for the development of new Qualified Infectious Disease Products. These incentives may result in more competition in the market for new antibiotics and may cause pharmaceutical and biotechnology companies with more resources than we have to shift their efforts toward the development of products that could be competitive with our product candidates.

NUZYRA competes with other antibiotics in the serious bacterial skin infection market. These include, but are not limited to, vancomycin, marketed as a generic by Abbott Laboratories and others; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; daptomycin, marketed as Cubicin by Merck Pharmaceuticals, Inc. and available as a generic; dalbavancin, approved in May 2014 and marketed as Dalvance by Allergan; tedizolid, marketed as Sivextro by Merck Pharmaceuticals, Inc.; delafloxacin marketed as Baxdela by Melinta Therapuetics, Inc.; oritavancin, approved in August 2014 and marketed as Orbactiv by Melinta Therapeutics,

Inc.; quinupristin/dalfopristin, marketed as Synercid by Pfizer, Inc.; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; telavancin, marketed as Vibativ by Cumberland Therpeutics Inc.; ceftaroline, marketed as Teflaro by Allergan; and the following generics: trimethoprim/sulfamethoxazole, clindamycin minocycline, doxycycline, and tetracycline.  We are also aware of various drugs that are or may eventually be under development for the treatment of serious skin infections, and these include but are not limited to: Iclaprim by Motif Bio and Lefamulin by Nabriva.

NUZYRA competes with other antibiotics in the community-acquired pneumonia market. These include, but are not limited to, azithromycin, marketed as Zithromax and Z-PAK by Pfizer Inc. and available as a generic; clarithromycin, marketed as Biaxin by Abbott Laboratories and available as a generic; moxifloxacin, marketed as Avelox by Bayer AG and available as a generic; levofloxacin, marketed as Levaquin by Johnson & Johnson and available as a generic; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; ceftriaxone, marketed as Rocephin by F. Hoffman-La Roche Ltd and available as a generic; delafloxacin marketed as Baxdela by Melinta Therapeutics Inc; lefamulin marketed as Xenleta by Nabriva Therapeutics Inc. and ceftaroline, marketed as Teflaro by Allergan. We are also aware of various drugs that are or may eventually be under development for the treatment of CABP, including, but not limited to, radezolid, under development by Melinta Therapeutics; and GSK2140944, under development by GSK.

Finally, SEYSARA faces competition in the acne markets where generic tetracyclines such as doxycycline and minocycline are available in every market around the world. Branded generic versions of tetracycline derivatives are sold by several companies.

Many of our competitors have substantially greater financial, technical and human resources than we do, as well as greater experience in the marketing of products, discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than NUZYRA, SEYSARA or any future product candidate we may commercialize and may render NUZYRA, SEYSARA or our other product candidates obsolete or non-competitive before we can recover the expenses of our development and commercialization. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render NUZYRA, SEYSARA or any future product candidates non-competitive or obsolete.

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

•	our and our partners’ ability to reliably secure starting materials and manufacture any of our formulations;
•	the speed at which we and our partners develop future product candidates;
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

•	our and our partners’ ability to recruit and enroll patients for our and our partners’ clinical trials;
•	our and our partners’ ability to maintain a productive relationship with regulatory authorities;
•	the timing and scope of regulatory approvals;
•	the effectiveness of our, our current partners’ or any future partners’ marketing and sales capabilities;
•	the price of our products, including in comparison to branded or generic competitors;
•	coverage and adequate levels of reimbursement under private and governmental health insurance plans, including Medicare;
•	our and our partners’ ability to protect and maintain intellectual property rights related to NUZYRA, SEYSARA and any of our or their other product candidates;
•	our and our partners’ ability to manage costs and expenses commensurate with NUZYRA and SEYSARA’s projected growth;

•

our and our partners’ ability to maintain compliance with ongoing FDA labeling, packaging, storage, advertising, promotion, recordkeeping, safety and other PMRs, including required post-marketing studies;

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

If BARDA were to eliminate, reduce, or delay funding for our contract, we would experience a negative impact on our programs associated with such funding.

On December 18, 2019, we entered into a five-year contract, with an option to extend to ten years, with BARDA, a division of HHS. The objectives of our BARDA contract are to support the development of NUZYRA for the treatment of pulmonary anthrax and the fulfillment of FDA PMR associated with NUZRYA’s initial approval. The BARDA contract also includes an option for BARDA to procure up to 10,000 treatment courses of NUZYRA for the SNS for use against potential biothreats. If BARDA were to eliminate, reduce, or delay funding for these programs or prohibit reimbursement of some of our incurred costs, we would have to seek additional funding to continue development of NUZYRA for the treatment of anthrax or significantly decrease or cease the product’s development for that indication. Moreover, a loss of BARDA funding could jeopardize our ability to fulfill NUZYRA’s FDA post-marketing requirements or to fulfill them in a timely manner, and FDA could take enforcement action against us, including by issuing a Warning Letter or by imposing civil monetary penalties.

The BARDA contract includes special requirements, which subject us to the risk of a reduction or loss of funding.

Our BARDA contract subjects us to various U.S. government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement. In addition, if we are found to be in violation of the BARDA contract, it could result in termination. If BARDA terminates our contract with us for its convenience, or if we default by failing to perform in accordance with the contract schedule and terms, a significant negative impact on our cash flows and operations could result.

U.S. government contracts, such as our BARDA contract, generally contain unfavorable termination provisions, which may subject us to additional risks as compared to our competitors that have not entered into such contracts. These risks include the ability of the U.S. government to unilaterally:

•	terminate or reduce the scope of our contract with or without cause;
•	interpret relevant regulations (federal acquisition regulation clauses);
•	require performance under circumstances which may not be favorable to us;
•	require an in-process review where the U.S. government will review the project and its options under the contract;
•	control the timing and amount of funding, which impacts the development progress of our programs; and
•	audit and object to our contract-related costs and fees, including allocated indirect costs.

Termination and audit provisions in our BARDA contract could create additional risks for our business.

The U.S. government may terminate our BARDA contract for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our incurred or committed costs, and settlement expenses and profit on the work completed prior to termination. Termination does not permit these recoveries under default provisions. If our contract expires or is terminated, the U.S. government could dispute wind-down and termination costs and may question prior expenses under the contract and deny payment of those expenses. If we decide to challenge the U.S. government for denying certain payments under a contract, such a challenge could subject us to substantial additional expenses which we may or may not recover. Further, should the U.S. government terminate our BARDA contract for its convenience, or if we default by failing to perform in accordance with the contract schedule and terms, our cash flows and business operations could be negatively impacted.

We rely and will continue to rely on outsourcing arrangements for manufacturing of NUZYRA and any future product candidates. Reliance on third- party manufacturers could impair the commercialization of NUZYRA or delay approval of any future product candidates.

We do not currently own or operate manufacturing facilities for the production of NUZYRA or any other product candidate, nor do we currently intend to manufacture NUZYRA or any other pharmaceutical products that we may plan to sell in the future. We currently depend on third-party contract manufacturers for the supply of the active pharmaceutical ingredients for NUZYRA. We have entered into certain long-term manufacturing and supply agreements. These include (i) a manufacturing and services agreement with CIPAN for the supply of starting materials for our supply of omadacycline and crude omadacycline, (ii) an outsourcing agreement with Carbogen for the supply of active pharmaceutical ingredient for our omadacycline products, (iii) a manufacturing and services agreement with Almac for the supply of omadacycline oral solid dosage tablets, (iv) a packaging and supply agreement with Almac for the primary packing, labelling, storage and related services for omadacycline oral solid dosage tablets and the secondary packaging, labelling, storage and related services for injectable omadacycline in vials, (v) a manufacturing and services agreement with Patheon under which Patheon will manufacture, package and supply to us, omadacycline in injectable form and (vi) a third party logistics provider agreement with ICS (Amerisource Bergan Co.) under which ICS will perform distribution and logistics services. We are currently in discussions with other third-party manufacturers and may enter into additional long-term supply agreements with them. We may not be able to reach agreement with some of these contract manufacturers, or to identify and reach arrangement on satisfactory terms with other contract manufacturers, to manufacture NUZYRA or any future product candidates. Additionally, we anticipate that the facilities used by any contract manufacturer to manufacture NUZYRA or any future product candidates will be the subject of inspections by regulatory agencies before the FDA and other regulatory authorities that approve an NDA or marketing authorization for the product candidate manufactured at that facility. We will depend on these third-party manufacturing partners for compliance with the FDA’s manufacturing requirements for finished products. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA and other regulatory authorities’ cGMP requirements, any future product candidates may not be approved or, in the case of NUZYRA, may be subject to delays in release and/or product recalls. While third-party manufacturers of NUZYRA have previously passed FDA and other regulatory agency inspections, we cannot provide assurance that they will pass such inspections in the future.

Furthermore, any interruption of the development or operation of the manufacturing facilities due to, among other reasons, events such as order delays for equipment or materials, equipment malfunction, quality control and quality assurance issues, regulatory delays and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of a facility or business or failure or damage to a facility by natural disasters or pandemics, could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available NUZYRA, other product candidates or materials. For example, in December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world. We maintain a supply chain structure that presently allows us to avoid the business effects of the current coronavirus outbreak. However, the future impact of this outbreak is highly uncertain and cannot be predicted. If the coronavirus effects the producers of certain materials, or spreads broadly to other regions as is predicted, including to Portugal, Italy, Switzerland, Northern Ireland, or the U.S. or to the countries where Almirall contracts for the production of SEYSARA, or if the duration of the disruption is longer than anticipated, our business and financial performance could be adversely affected.

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

Any of these factors could cause the delay of further commercialization of NUZYRA, delay the development and approval of any future product candidates, or cause us to incur higher costs or prevent us from commercializing any future product candidates successfully. Furthermore, if contract manufacturers fail to continuously meet FDA compliance standards or fail to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our products and could lose potential revenue. It may take one or more years to establish an alternative source of supply and to have any such new source approved by the FDA or any other relevant regulatory authorities.

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

Once an NDA or marketing authorization application outside of the U.S. is approved, the product covered thereby becomes a “listed drug” that can, in turn, be cited by potential competitors in support of approval of an ANDA in the U.S. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non- infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes in the U.S. and in nearly every pharmaceutical market around the world. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use, or labeling, as our product candidate and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as our product candidate. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product is typically lost to the generic product. Accordingly, competition from generic equivalents to ours or any of our partners’ future products, if any, would materially adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in our or any of our partners’ products, including NUZYRA and SEYSARA. For example, vancomycin has been available in generic form for many years, and Zyvox (linezolid) is now available in generic form. We cannot yet ascertain what impact these generic products and any future approved generic products will have on sales of NUZYRA, SEYSARA or, if approved, any of our or our partners’ product candidates.

The success of our business may be dependent on the actions of our collaborative partners.

An element of our business and funding strategy is to enter into collaborative arrangements with established pharmaceutical and biotechnology companies who will finance or otherwise assist in the development, manufacture and marketing of products incorporating our technology, and who also provide us with funding in the form of milestone payments for progress in clinical development or regulatory approval. For example, we exclusively licensed rights to sarecycline for the treatment of acne in the U.S. to Allergan, who assigned such rights to Almirall, and Almirall is responsible for all clinical development, registration and commercialization in the U.S. of sarecycline for the treatment of acne. In addition, Almirall has an exclusive license to develop and commercialize sarecycline (i) for the treatment of acne in the greater China region and (ii) for the treatment of rosacea in the U.S., which converted to a non-exclusive license in December 2014 after Allergan did not exercise its development option with respect to rosacea. In April 2017, Paratek Bermuda Ltd., a wholly owned subsidiary of Paratek Pharmaceuticals, Inc., entered into the Zai Collaboration Agreement, pursuant to which we granted Zai an exclusive license to develop, manufacture and commercialize omadacycline in the Zai territory for all human therapeutic and preventative uses other than biodefense. Zai is responsible for the development, manufacturing and commercialization of the licensed product in the Zai territory, at its sole cost with certain assistance from Paratek. On December 18, 2019 Paratek Bermuda Ltd. assigned its rights under the Agreement to Paratek Pharmaceuticals, Inc.

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

•

if the exclusive rights to sarecycline in the U.S. or the greater China region are returned to us by Almirall, or the rights to omadacycline in the Zai territory returned to us by Zai, we will need to establish a new development and commercialization partnership to further sarecycline in the U.S. and China (including Hong Kong and Macau) or omadacycline in the Zai territory. There can be no assurance that we would be able to find such a partner; and

•

development, manufacture and commercialization efforts by Zai of omadacycline in the Zai territory and by Almirall of sarecycline in the greater China region could be adversely impacted by the effects of the coronavirus or any outbreak of contagious diseases.

If we are not able to establish and sustain additional partnerships, we may have to alter our commercialization and development plans, which could harm our business.

We may require additional funding to support and accelerate commercialization of NUZYRA and to continue the development of any other product candidates. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates, as we have done with Allergan (who assigned its rights to Almirall) for sarecycline in connection with the treatment of acne and rosacea in the U.S., with Almirall for sarecycline in connection with the treatment of acne in in the greater China region and with Zai for omadacycline in connection with all human therapeutic and preventative uses other than biodefense in the Zai territory.

We face significant competition in seeking appropriate collaborators. Whether or not we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside of the U.S., the potential market for the product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the patent position protecting the product candidate, the potential of competing products, the need to seek licenses or sub-licenses to third-party intellectual property and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies and whether collaboration on an alternative product could be more attractive than a collaboration with us. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

We are continuing to build our sales and distribution infrastructure. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing NUZYRA or any future product candidates to their full potential.

While we have entered into an arrangement with a third party to provide a contract field sales force, we currently are building the sales force and distribution capabilities within our organization. We are in the process of establishing a sales and marketing organization with technical expertise and supporting distribution capabilities to successfully commercialize NUZYRA, or to outsource this function to a third party. Both of these options can be expensive and time consuming. In addition, we may not be able to hire a sales force in the U.S. that is large enough or has adequate expertise in the medical markets that we intend to target. Any failure or delay in the development of our sales, marketing and distribution capabilities would adversely impact the commercialization of NUZYRA.

With respect to our existing products and any future product candidates, we may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or as an alternative to our own sales force and distribution systems. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue and profitability may be lower than if we directly marketed or sold any approved products. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third parties, which may not be successful and are generally not within our control. If we are unable to enter into these arrangements on acceptable terms or at all, we may not be able to successfully commercialize any approved products. If we are not successful in commercializing any approved products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.

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

•	unforeseen costs and expenses associated with maintaining and further developing an independent sales and marketing organization; and
•

complications or barriers that inhibit our commercial team from reaching the appropriate audience to promote our product(s) because of the spread of the coronavirus or any outbreak of other contagious diseases, especially during the early phase of our commercial launch of NUZYRA.

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

We rely on third parties to commercially distribute NUZYRA to patients. We have contracted with a third-party logistics company to warehouse NUZYRA and to process and ship customer orders and have negotiated contracts with specialty pharmacies and specialty distributors to sell and distribute NUZYRA. The specialty pharmacies sell NUZYRA directly to patients and provide patient education and ongoing management. The specialty distributors sell NUZYRA to hospitals and other large buying institutions. We have also contracted with a third-party patient services hub to help us with some or all of the following: benefits investigation and reimbursement adjudication support, patient assistance programs and ongoing compliance support. This distribution network will require significant coordination with our sales and marketing and finance organizations. In addition, failure to coordinate financial systems could negatively impact our ability to accurately report product revenue from NUZYRA. If we are unable to effectively manage the distribution process, the commercial launch and sales of NUZYRA, as well as any future products we may commercialize, sales could be delayed or severely compromised and our results of operations may be harmed.

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

We expect to depend on independent clinical investigators and CROs to participate in and conduct our clinical trials, including our ongoing PK studies for omadacycline in oral only CABP, and any PMRs with the FDA. There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our or our partners’ development programs. These investigators and CROs will not be our employees, and we will not be able to control, other than by contract, the amount of resources, including time, that they devote to our product candidates and clinical trials. If independent investigators fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we and our partners develop. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Further, the FDA requires that we and our partners comply with standards, commonly referred to as current Good Clinical Practices, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, safety, integrity and confidentiality of clinical trial subjects are protected. Failure of clinical investigators or CROs to meet their obligations to us or comply with current Good Clinical Practices could adversely affect the clinical development of our product candidates and harm our business.

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

Although we believe our clinical studies demonstrate that NUZYRA and SEYSARA represent clinically meaningful and efficacious options for patients and physicians, it is possible that as we receive data from additional clinical trials or in a post-market setting from physician and patient experiences with the commercial products that do not continue to support such interpretations. It is also possible that the FDA, physicians and third-party payors will not agree with our interpretation of our existing and future clinical trial data. If we are unable to demonstrate the value of NUZYRA and SEYSARA based on our data, our opportunity for these products to maintain premium pricing and be commercialized successfully would be adversely affected. If NUZYRA or SEYSARA do not achieve an adequate level of acceptance by physicians, patients and the medical community, we and our partners may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of NUZYRA, SEYSARA or any future product candidates may require significant resources and may never be successful.

Even though NUZYRA and SEYSARA have been approved for marketing in the U.S., we or our partners may never obtain approval of or commercialize NUZYRA or SEYSARA outside of the U.S., which would limit our ability to realize their full market potential.

In October 2018, the FDA approved NUZYRA in the U.S. for the treatment of adults with CABP and ABSSSI that are proven or strongly suspected to be caused by susceptible bacteria. We have global commercial rights to omadacycline, except that we have entered into a collaboration with Zai to develop, manufacture and commercialize omadacycline in the Zai territory. In October 2018, the FDA also approved SEYSARA for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients nine years of age and older. In the U.S. and the greater China region, Almirall has the exclusive rights to commercialize SEYSARA for the treatment of acne, whereas we retain all rights to sarecycline all other countries. In the future, we, or our partners, may seek to commercialize omadacycline or sarecycline in countries outside of the U.S. and the greater China region.

In order to market products outside of the U.S., we and our partners must comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the U.S.

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

Bacteria might develop resistance to NUZYRA, which would decrease the efficacy and commercial viability of NUZYRA.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs, our partners and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. In addition, our systems safeguard important confidential personal data regarding our subjects. If a computer failure were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further commercialization of NUZYRA and development of any future product candidates could be delayed.

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

If we fail to attract and retain key management and scientific personnel, we may be unable to successfully commercialize NUZYRA or any future product candidates.

Our industry has experienced a high rate of turnover of management personnel in recent years. We are to a certain extent dependent on the members of our senior management team for our business success. The employment agreements with our senior management team can be terminated by us or them at any time, with notice. The departure of any of our executive officers could result in a significant loss in the knowledge and experience that we, as an organization, possesses and could cause significant delays, or outright failure, in the execution of our strategies, the successful commercialization of NUZYRA, and the development of any future product candidates.

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

On March 15, 2019, Douglas Pagán resigned from his position as our Chief Financial Officer. We have initiated a search to identify and recruit a new candidate for the role of Chief Financial Officer. However, we cannot guarantee that the transition to a new Chief Financial Officer will be successful or will not result in a negative impact to the Company. Leadership transitions can be inherently difficult to manage, may cause uncertainty or a disruption to a business or may increase the likelihood of turnover in other key management and employees.

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

As of February 28, 2020, we had 101 full-time employees. We expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations that may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to successfully commercialize NUZYRA, develop any future product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

Our and our partners’ business may become subject to economic, political, regulatory and other risks associated with international operations.

Our business is subject to risks associated with conducting business internationally, in part due to a number of our suppliers and collaborative and clinical trial relationships being located outside of the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

•	economic weakness, including inflation or political instability, in particular foreign economies and markets;
•	differing regulatory requirements for drug approvals in foreign countries;
•	differing regulatory requirements for drug product pricing and reimbursement;
•	potentially reduced protection for intellectual property rights;
•	difficulties in compliance with non-U.S. laws and regulations;
•	changes in non-U.S. regulations and customs, tariffs and trade barriers;
•	changes in non-U.S. currency exchange rates and currency controls;
•	changes in a specific country’s or region’s political or economic environment;
•	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;
•	negative consequences from changes in tax laws;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	workforce uncertainty in countries where labor unrest is more common than in the U.S;
•	difficulties associated with staffing and managing foreign operations, including differing labor relations;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods and fires and pandemics such as the coronavirus.

These risks may materially adversely affect our ability to attain or sustain profitable operations.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Our research and development involves the use of potentially hazardous materials and chemicals. Our operations may have produced hazardous waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by local, state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. We are also subject to numerous environmental, health and workplace safety laws and regulations and fire and building codes, including those governing laboratory procedures, exposure to blood-borne pathogens, use and storage of flammable agents and the handling of biohazardous materials. Although we have always maintained workers’ compensation insurance as prescribed by the Commonwealths of Massachusetts and Pennsylvania to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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

Issued patents may be challenged, invalidated or circumvented. In addition, court decisions may introduce uncertainty in the enforceability or scope of patents owned by pharmaceutical companies. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not allow us to protect our inventions with patents to the same extent as do the laws of the U.S. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, or may not be the first to make the inventions claimed in issued patents or pending patent applications, or may not be the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. If such inventions or related inventions are successfully patented by others, we may be required to obtain licenses under third-party patents to market our product candidates, as described in greater detail below. Therefore, enforceability and scope of our patents in the U.S. and in foreign countries cannot be predicted with certainty, and, as a result, any patents that we own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives or may not survive legal or administrative challenges by competitors.

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

The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the U.S. Patent and Trademark Office, or USPTO, and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. The laws of some foreign countries do not protect proprietary information to the same extent as do the laws of the U.S., and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries. Outside of the U.S., patent protection must be sought in individual jurisdictions, further adding to the cost and uncertainty of obtaining adequate patent protection outside of the U.S. Accordingly, additional patents protecting our technology may not issue in the U.S. or in foreign jurisdictions, and any patents that do issue may not have claims of adequate scope to provide competitive advantage. Moreover, third parties may be able to successfully obtain claims and such claims may be broad. The allowance of broader claims may increase the incidence and cost of patent interference proceedings, opposition proceedings and/or reexamination proceedings, the risk of infringement litigation and the vulnerability of the claims to challenge. On the other hand, the allowance of narrower claims does not eliminate the potential for adversarial proceedings and may fail to provide a competitive advantage. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage. Moreover, even after they have issued, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited or expire prior to the commercialization of our product candidates, other companies may be better able to develop products that compete with our products which could adversely affect our competitive business position, business prospects and financial condition. The following are examples of litigation and other adversarial proceedings or disputes that we could become a party to involving our patents or patents licensed to us:

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

Our and our partners’ success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to manufacture, use, sell, offer for sale or import our products or impair our competitive position. Patent applications that we believe we do not infringe, but that we may ultimately be found to infringe, could be issued to third parties. In addition, to the extent that a third party develops new technology that covers our products or product candidates, we and our partners may be required to obtain licenses to that technology, which licenses may not be available or may not be available on commercially reasonable terms. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing product candidates using our technology. Our failure to obtain a license to any technology that we require may materially harm our business, financial condition and results of operations. Moreover, our or our partners’ failure to maintain a license to any technology that we require may also materially harm our business, financial condition and results of operations. Furthermore, we would be exposed to a threat of litigation.

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

The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the U.S., proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not develop or obtain non-infringing technology, fail to defend an infringement action successfully or has infringed patents declared invalid, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling our products.

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

We are currently party to an intellectual property license agreement with Tufts. The license agreement imposes, and we expect that future license agreements may impose, various diligence, milestone payment, royalty, insurance and other obligations on us. For example, we are required to use our best efforts to effect introduction of licensed products under the agreement into the U.S. commercial market. If we fail to comply with our obligations under the license, Tufts may have the right to terminate the license agreement, in which event we might not be able to market any product that is covered by the agreement, such as NUZYRA. Termination of the license agreement or reduction or elimination of our licensed rights may result in us having to negotiate a new or reinstated license with less favorable terms. If Tufts were to terminate its license agreement with us for any reason, our business could be materially harmed. In the event that we are unable to maintain the Tufts license, we may lose the ability to exclude third parties from offering substantially identical products for sale and may even risk the threat of a patent infringement lawsuit from our former licensor based on our continued use of its intellectual property. Either of these events could adversely affect our competitive business position and harm our business.

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

Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. The disclosure of our trade secrets would impair our competitive position and may materially harm our business, financial condition and results of operations. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In addition, others may independently discover trade secrets and proprietary information, and the existence of our own trade secrets affords no protection against such independent discovery.

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

Our contract with BARDA may affect our intellectual property rights.

Our contract with BARDA includes provisions that implement the Bayh-Dole Act of 1980 and grant the U.S. government certain rights in inventions that may be conceived or first actually reduced to practice under the contract.  In particular, the U.S. government is granted a nonexclusive, nontransferable, irrevocable, paid-up, worldwide license to practice such inventions or have such inventions practiced for or on the U.S. government's behalf.  The U.S. government also has "march-in" rights with respect to such inventions, which allow the U.S. government to directly or require us, our assignee, or our exclusive licensee to license such inventions to a third party on an exclusive, partially exclusive, or non-exclusive basis if the U.S. government determines that such an action is necessary (i) because adequate steps have not been taken to achieve practical application of such an invention, (ii) to alleviate health or safety needs, (iii) to meet requirements for public use specified by federal regulations, or (iv) due to a violation of an agreement to manufacture substantially in the U.S. a product embodying such an invention or produced through the use of such an invention.  Unless waived by the U.S. government, we are required to obtain such an agreement to manufacture substantially in the U.S. from another party to which we exclusively license such an invention.  The U.S. government also has the right to take title to such inventions if we fail to disclose, elect title to, or pursue or maintain patent protection for such inventions within specified periods of time.

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

The Notes are our general, unsecured, senior subordinated obligations and rank equally in right of payment with all of our future unsecured, senior subordinated indebtedness; senior to all of our future subordinated indebtedness; junior to all of our existing and future senior indebtedness, whether or not secured; effectively subordinated to all of our secured indebtedness, including secured indebtedness under the Hercules Loan Agreement to the extent of the value of the assets securing such indebtedness; and structurally junior to the liabilities, including trade payables, of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims senior to the Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. The indenture governing the Notes does not prohibit us from incurring additional senior debt or secured debt, nor does it prohibit any of our subsidiaries from incurring additional liabilities.

Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due. While the Hercules Loan Agreement restricts our ability and the ability of our subsidiaries to issue or incur additional indebtedness, including secured indebtedness, if our loans under the Hercules Loan Agreement mature or are repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

We may not have the ability to raise the funds necessary to repurchase the Notes upon a fundamental change, and our existing or future debt may contain limitations on our ability to repurchase the Notes.

Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor. In addition, our ability to repurchase the Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness that exist at the time of the repurchase. The Hercules Loan Agreement currently limits our ability to repurchase the Notes. Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing the Notes would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under the Hercules Loan Agreement and/or agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes.

In addition, our borrowings under the Hercules Loan Agreement are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

The Hercules Loan Agreement limits our ability to pay any cash amount upon repurchase of the Notes.

The Hercules Loan Agreement prohibits us from making any cash payments to repurchase the Notes upon a fundamental change. Any new credit facility that we may enter into may have similar restrictions.

Our failure to repurchase the Notes as required under the terms of the Notes would constitute a default under the indenture governing the Notes and permit holders of the Notes to accelerate our obligations under the Notes. A default under the indenture or the fundamental change itself could also lead to a default under the Hercules Loan Agreement or agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes.

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

The trading price of our common stock could be subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the trading price of our common stock to fluctuate include:

•	the commercial performance of NUZYRA and SEYSARA;
•	our ability to maintain and expand regulatory approval for NUZYRA;
•	issues in manufacturing NUZYRA;
•	the results of our current and any future clinical trials of NUZYRA or any future product candidates;
•	the entry into, or termination of, key agreements, including key commercial partner agreements;
•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	adverse publicity relating to the antibiotics market, including with respect to other products and potential products in such market;
•	the introduction of technological innovations or new therapies that compete with our products;
•	the loss of key employees;
•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
•	general and industry-specific economic conditions that may affect our research and development expenditures;
•	changes in the structure of healthcare payment systems; and
•	period-to-period fluctuations in our financial results, including, in particular, our use of cash in operations.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2019, approximately 0.9 million shares of common stock are held by our directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act. In addition, approximately 2.9 million shares of common stock that are subject to outstanding options and restricted stock units as of December 31, 2019 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rule 144 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our common stock. As of December 31, 2019, we had research coverage by seven securities analysts. If the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research regarding us or our business model, technology or stock performance, the trading price of our common stock would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of the trading price of our common stock.

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

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “PRTK.” As of February 28, 2020, there were 82 holders of record of our common stock.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during 2018 that were not registered under the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the SEC under which exemption from registration was claimed.

On August 1, 2018, we entered into the fifth amendment to the Hercules Loan Agreement with Hercules. In connection with the amendment, we issued to Hercules Capital, Inc. a warrant to purchase our common stock, or the Fifth Amendment Warrant. The Fifth Amendment Warrant is exercisable for a minimum of up to 19,627 shares of our common stock (and additional shares if certain additional tranches are funded) at an exercise price of $10.19 per share. The Fifth Amendment Warrant’s total relative fair value of $0.1 million was determined using a Black-Scholes option-pricing model, as described in Note 12, Common Stock, in the accompanying notes to the consolidated financial statements, and was included as a discount to the Term Loan, as defined in Note 16, Long-Term Debt. The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividends payments. The Fifth Amendment Warrant is exercisable at any time until the earlier of seven years from issuance and the consummation of a Public Acquisition, as defined in the Fifth Warrant agreement, and will be exercised automatically on a net issuance basis if not exercised prior to the termination date and if the then-current fair market value of one share of common stock is greater than the exercise price then in effect.

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

Securities authorized for issuance under equity compensation plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by stockholders (1)	4,945,451	(2)	$8.78	(3)	1,331,743	(4)
Equity compensation plans not approved by stockholders	700,485	(5)	12.10	(6)	709,515	(7)
Total	5,645,936		$9.19		2,041,258

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

(2)	Includes 2,688,888 shares relating to outstanding options, 2,152,108 shares relating to restricted stock units and 104,455 warrants outstanding.

(3)	Represents the weighted-average exercise price of outstanding options, warrants and rights.
(4)

Includes 798,187 shares available under the 2009 and 2018 Employee Stock Purchase Plans. All shares cancelled or forfeited during the years ended December 31, 2019 and 2018 under the 2006 and 2014 Plans became available for grant under the 2015 Plan.

(5)	Includes 547,185 shares relating to outstanding options and 153,300 shares relating to restricted stock units under the 2015 Inducement Plan and the 2017 Inducement Plan.
(6)	Represents the weighted-average exercise price of outstanding options and rights.
(7)	Includes 306,500 shares that remain available for grant under the 2015 Inducement Plan that the Company does not currently anticipate issuing.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the fourth quarter of 2019.

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share and data)
Consolidated Statements of Operations Data:
Revenue	$16,544	$17,117	$12,616	$29	$—
Operating expenses:
Cost of product revenue	3,484	—	—	—	—
Research and development	39,554	57,508	60,072	83,460	50,765
General and administrative	89,135	63,658	36,965	26,400	19,988
Impairment of intangible assets	—	107	743	—	2,860
Change in fair value of contingent consideration	—	(71)	(584)	(345)	(3,560)
Total operating expenses	132,173	121,202	97,196	109,515	70,053
Loss from operations	(115,629)	(104,085)	(84,580)	(109,486)	(70,053)
Non-operating other expense, net	(12,860)	(7,769)	(3,736)	(2,150)	(807)
Net loss before provision for income taxes	(128,489)	(111,854)	(88,316)	(111,636)	(70,860)
Provision for income taxes	301	502	753	—	—
Net loss attributable to common stockholders	$(128,790)	$(112,356)	$(89,069)	$(111,636)	$(70,860)
Net loss per share, basic and diluted	$(3.93)	$(3.57)	$(3.32)	$(5.51)	$(4.29)
Weighted average common shares outstanding, basic and diluted	32,791,934	31,513,454	26,827,253	20,253,082	16,501,912

	As of December 31,
	2019	2018
Selected Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$215,379	$292,838
Total assets	251,079	300,192
Working capital	219,154	237,534
Current liabilities	24,200	17,709
Long-term debt	260,728	228,959
Common stock and additional paid-in capital	671,537	630,174
Accumulated deficit	(711,258)	(582,468)
Total stockholders’ equity (deficit)	(39,647)	47,578

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel life-saving therapies for life-threatening diseases or other public health threats for civilian, government and military use. We have used our expertise in biology and tetracycline chemistry to create chemically diverse and biologically distinct small molecules derived from the minocycline core structure. Our United States, or U.S., Food and Drug Administration, or FDA, approved commercial product, NUZYRA® (omadacycline) is a once-daily oral and intravenous antibiotic for the treatment of adult patients with community-acquired bacterial pneumonia, or CABP, and acute skin and skin structure infections, or ABSSSI, caused by susceptible pathogens. SEYSARA® (sarecycline) is an FDA-approved product with respect to which we have exclusively licensed in the U.S. and greater China region, which includes the People’s Republic of China, Hong Kong and Macau, certain rights to Almirall, LLC, or Almirall. SEYSARA is currently being marketed by Almirall in the U.S. as a new once-daily oral therapy for the treatment of moderate to severe acne vulgaris. With respect to our technology as it relates to sarecycline, we retain development and commercialization rights in all countries other than the U.S. the greater China region.

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

We have incurred significant losses since our inception in 1996. Our accumulated deficit at December 31, 2019 was $711.3 million and our net loss for the year ended December 31, 2019 was $128.8 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and selling, general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any. We expect to continue to incur significant expenses and operating losses for the next several years.

While the BARDA contract is expected to significantly strengthen our cash position, unless we can generate a sufficient amount of revenue from our commercial products, we may need to raise additional capital in order to support and accelerate the commercialization of omadacycline and to advance the development of our other indications for omadacycline, such as NTM, or other product candidates. If we cannot generate a sufficient amount of product or royalty revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our development programs or commercialization efforts.  We will need to generate significant revenue to achieve and sustain profitability, and we may never be able to do so.

Financial Operations Overview

Revenue

Revenue earned during the year ended December 31, 2019 was attributable to U.S. NUZYRA product sales in the U.S. of $11.5 million, net, and royalty and collaboration revenue of $5.0 million, consisting primarily of a $3.0 million milestone payment earned upon submission by Zai of the first regulatory approval application for a licensed product in the People’s Republic of China in December 2019 and royalties earned from SEYSARA sales in the U.S.

Cost of Product Revenue

Cost of product revenue during the year ended December 31, 2019 consisted of the cost of the product itself, labor and overhead, as well as stability studies, inventory scrap and royalty expense.

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

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our products or product candidates for which we or any partner obtain regulatory approval, such as NUZYRA and SEYSARA. Aside from the FDA approval of NUZYRA and SEYSARA in the U.S., we or our partners may never succeed in achieving regulatory approval for NUZYRA or SEYSARA outside of the U.S., or other product candidates. The duration, costs and timing of clinical trials and development of our product candidates depend on a variety of factors, including:

•	the scope, rate of progress, and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;
•	future clinical trial results;
•	potential changes in government regulation; and
•	the timing and receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that therapeutic candidate. For example, if the FDA, or another regulatory authority, were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of the clinical development of product candidates or if we experience significant delays in the enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for omadacycline and other projects during the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
(in thousands)	2019	2018
Omadacycline	$24,397	$32,316
Other research and development costs	15,157	25,192
Total	$39,554	$57,508

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

Interest Expense

Interest expense represents interest incurred on the Hercules Loan Agreement (as defined below), the Notes (as defined below), and the Royalty-Backed Loan Agreement (as defined below), as well as the adjustment of our marketable securities to amortized cost.

Interest Income

Interest income represents interest earned on our money market funds and marketable securities.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018
Product revenue, net	$11,517	$—
Collaboration and royalty revenue	5,027	17,117
Net revenue	16,544	17,117
Expenses:
Cost of product revenue	3,484	—
Research and development	39,554	57,508
Selling, general and administrative	89,135	63,658
Impairment of intangible assets	—	107
Changes in fair value of contingent consideration	—	(71)
Total operating expenses	132,173	121,202
Loss from operations	(115,629)	(104,085)
Other income and expenses:
Interest income	3,574	3,260
Interest expense	(16,403)	(10,985)
Other losses, net	(31)	(44)
Net loss before provision for income taxes	(128,489)	(111,854)
Provision for income taxes	301	502
Net loss	$(128,790)	$(112,356)

Revenue

Net product revenue recognized on sales of NUZYRA in the U.S. was $11.5 million for the year ended December 31, 2019. No product revenue was recorded for the year ended December 31, 2018.

Collaboration and Royalty Revenue

Collaboration and royalty revenue for the year ended December 31, 2019 was primarily the result of a $3.0 million milestone payment earned under the license and collaboration agreement with Zai Lab (Shanghai) Co., Ltd. or the Zai Collaboration Agreement (as defined below), upon submission of the first regulatory approval application for a licensed product in the People’s Republic of China in December 2019, $1.9 million of royalty revenues earned on sales of SEYSARA in the U.S. by Almirall under the Almirall Collaboration Agreement (as defined below), and $0.1 million of royalty revenues earned on sales of XERAVA in the U.S. by Tetraphase under the Tetraphase License Agreement (as defined below). Fourth quarter royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third party data and an approximation of discounts and allowances to calculate net product sales, to which we then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenue will be adjusted for in the period in which they become known, which is expected to be the following quarter.

Collaboration and royalty revenue for the year ended December 31, 2018 was primarily the result of a $12.0 million milestone payment earned under the Almirall Collaboration Agreement, a $5.0 million milestone payment earned under the Zai Collaboration Agreement, and $0.1 million of revenue earned under a royalty sharing agreement entered into with former Transcept stockholders or the Royalty Sharing Agreement. The Zai Collaboration Agreement and Almirall Collaboration Agreement milestone payments were earned upon FDA approval of NUZYRA and SEYSARA, respectively, in October 2018.

Cost of Product Revenue

Cost of product revenue of $3.5 million for the year ended December 31, 2019 consisted primarily of costs associated with the manufacturing of NUZYRA as well as costs of product provided under our sampling and other commercial programs, royalties on net sales of NUZYRA owed to Tufts, and certain period costs.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of NUZYRA units recognized as revenue during the year ended December 31, 2019 were expensed prior to FDA approval in October 2018, and therefore are not included in cost of sales during the period.  We expect cost of sales to increase in relation to net product revenues as we deplete these inventories, which we anticipate will occur in the second quarter of 2020.  No cost of product revenue was recorded for the year ended December 31, 2018.

Research and Development Expense

Research and development expenses were $39.6 million for the year ended December 31, 2019, compared to $57.5 million for the year ended December 31, 2018. The $17.9 million decrease is primarily the result of the capitalization of NUZYRA commercial supply costs, which were classified as research and development expense until FDA approval of NUZYRA on October 2, 2018, partially offset by higher clinical study costs associated with our Phase 2 UTI program.

We anticipate that research and development expenses will remain relatively consistent in future periods as a result of winding down of our Phase 2 program evaluating omadacycline for the treatment of UTI and beginning our FDA post-marketing commitments and work for exploring pathways for NTM indications.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $89.1 million for the year ended December 31, 2019, compared to $63.7 million for the year ended December 31, 2018.  The $25.4 million increase is primarily the result of the cost of our contract sales force, higher marketing, trade and distribution fees, and increased salaries, benefits and other personnel-related costs in support of the commercialization of NUZYRA.

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

Changes in Fair Value of Contingent Obligations

During the year ended December 31, 2018, we recorded a $0.1 million decrease in the fair value of our contingent obligation to former Transcept shareholders. The decrease in the fair value of our contingent obligation is the result of Purdue no longer selling Intermezzo, as described in the “Impairment of Intangible Assets” section above.

Other Income and Expenses

Interest expense for the year ended December 31, 2019 represents interest incurred on the Notes (as defined below) of $8.7 million, the Hercules Loan Agreement of $6.8 million, and the Royalty-Backed Loan Agreement of $2.7 million, partially offset by the net accretion of our marketable securities of $1.8 million. Interest income for the year ended December 31, 2019 represents interest earned on our money market funds and marketable securities of $3.6 million. Interest expense for the year ended December 31, 2018 represents interest incurred on the Hercules Loan Agreement of $6.7 million and the Notes of $6.0 million, partially offset by the net accretion of our marketable securities of $1.7 million. Interest income for the year ended December 31, 2018 represents interest earned on our money market funds and marketable securities of $3.3 million.

Liquidity and Capital Resources

On July 2, 2019, we entered into an At the Market Sales Agreement, or the 2019 Sales Agreement, with Jefferies LLC, or Jefferies, and BTIG, LLC, or BTIG, under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies and BTIG as our sales agents. Sales of our common stock through Jefferies and BTIG, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. For the year ended December 31, 2019, we sold 6,524,194 shares of our common stock pursuant to the 2019 Sales Agreement for $26.6 million in proceeds, after deducting commissions of $0.8 million. As of February 28, 2020, $13.2 million remains available for sale under the 2019 Sales Agreement.

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

On December 1, 2017, we filed a registration statement on Form S-3 with the SEC, which was declared effective on December 8, 2017, to sell certain of our securities in an aggregate amount of up to $250.0 million. As of December 31, 2019, $222.6 million remains available on this shelf registration statement, with $22.6 million reserved for potential sales under the 2019 Sales Agreement.

In February 2017, we entered into the Controlled Equity OfferingSM Sales Agreement, or the 2017 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, under which we were permitted, at our discretion, from time to time sell shares of our common stock, with a sales value of up to $50.0 million through Cantor. We provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the 2017 Sales Agreement were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act. We sold 2,102,315 shares of common stock pursuant to the 2017 Sales Agreement for $47.7 million in proceeds, after deducting commissions of $1.5 million. The 2017 Sales Agreement was terminated effective on June 22, 2019.

We have used and we intend to continue to use the net proceeds from the above offerings of our common stock and the Notes, as well as from the Hercules Loan Agreement and the Royalty-Backed Loan Agreement, together with our existing capital resources and future NUZYRA product sales, to fund our ongoing company operations, including clinical studies of omadacycline, NUZYRA commercial operations, and for working capital and other general corporate purposes. Refer to Note 16, Long-Term Debt, for further details on the Royalty-Backed Loan Agreement and the Hercules Loan Agreement.

As of December 31, 2019, we had cash, cash equivalents and marketable securities of $215.4 million.

The following table summarizes our cash provided by and (used in) operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(134,045)	$(81,179)
Net cash provided by (used in) investing activities	134,554	(127,874)
Net cash provided by financing activities	57,622	220,727

Cash used in operating activities for the year ended December 31, 2019 of $134.0 million was primarily the result of our $128.8 million net loss, a $10.9 million increase in inventory purchases and a $11.2 million increase in accounts receivable and other current assets. This was offset by $14.3 million in stock-based compensation expense, primarily due to the vesting of several performance based stock unit, or PRSU, awards, and $3.5 million of non-cash interest expense related to the Hercules Loan Agreement, the Notes and the Royalty-Backed Loan Agreement. Cash used in operating activities for the year ended December 31, 2018 of $81.2 million is primarily the result of our $112.4 million net loss. This is offset by $27.3 million in non-cash items, including, $25.5 million in stock-based compensation expense primarily due to the vesting of several PRSU awards, $2.8 million of non-cash interest expense related to the Hercules Loan Agreement, as amended, the Notes, and $1.1 million in net depreciation, amortization and accretion, as well as a $5.0 million decrease in accounts receivable.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2019 of $134.6 million consists of $102.2 million investments in marketable securities (U.S. treasury securities) offset by proceeds from maturities of marketable securities of $237.0 million.

Net cash used in investing activities during the year ended December 31, 2018 of $127.9 million consists of $292.9 million investments in marketable securities (U.S. treasury securities) offset by proceeds from maturities of marketable securities of $165.0 million.

Financing Activities

Net cash provided by financing activities for 2019 includes the following:

•	$0.5 million in net proceeds raised through the 2018 ESPP (as defined below);
•	$30.6 million in net proceeds received from the Royalty-Backed Loan Agreement; and
•	$26.6 million in net proceeds raised through the sale of shares of our common stock through the 2019 Sales Agreement.

Net cash provided by financing activities for 2018 includes the following:

•	$159.0 million in net proceeds raised through the sale of the Notes;
•	$49.8 million in net proceeds raised through the January 2018 offering of common stock;
•	$10.0 million in net proceeds received from the Hercules Loan Agreement; and
•	$1.7 million in net proceeds raised through the sale of shares of our common stock through the 2017 Sales Agreement.

Future Funding Requirements

We began generating revenue from product sales in February 2019 when we launched NUZYRA in the U.S. and from Almirall’s launch of SEYSARA in the U.S. in January 2019. Our future funding requirements will depend on our ability to generate revenue from sales of NUZYRA, and our partner, Almirall’s, ability to generate revenues from sales of SEYSARA, with respect to which we are entitled to tiered royalties in the U.S. and flat royalties in the greater China region. We do not expect to generate any other revenue unless and until our partner, Zai, obtains regulatory approval of and commercializes one or more of our product candidates in the Zai territory. Zai submitted the first regulatory approval application for a licensed product in the People’s Republic of China in December 2019, which was accepted by the China National Medical Products Administration in February 2020. We will require substantial additional funding to meet FDA PMRs for NUZYRA, which we expect to be funded through the BARDA contract.  Additional resources will also be needed to support and accelerate the commercialization of NUZYRA, fund the development of omadacycline in other indications, including NTM, and to advance the development of potential other product candidates, and such funding may not be available on favorable terms or at all.

We expect to continue to incur significant expenditures and operating losses for the next several years. These expenses include:

•	conduct additional clinical trials of omadacycline;
•	seek regulatory approvals for additional indications for omadacycline, such as omadacycline for the treatment of NTM;
•	continue to establish a sales, marketing and distribution infrastructure to commercialize NUZYRA and increase our manufacturing capacity and capabilities to satisfy demand;
•	add personnel to support our planned commercialization efforts;
•	build product inventory; and
•	service and pay down our debt.

Based upon our current operating plan, which includes estimated NUZYRA product sales and expense reimbursement of activities related to the BARDA contract, we anticipate that our existing cash, cash equivalents and marketable securities of $215.4 million as of December 31, 2019, will extend our cash runway through the end of 2023 with a pathway to cash flow break even. This anticipated pathway assumes we will be able to fund all company operating expenses, anticipated capital expenditures, and debt service, including repayment in full of the Hercules Loan and Security Agreement under its existing terms.

We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our pharmaceutical products, and the unknown extent to which we will maintain existing or enter into new collaborations with third parties to participate in the development and commercialization of our product and product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures that we will require to fund our continuing operations, including for our clinical development programs and commercialization efforts for NUZYRA. Our future capital requirements will depend on many factors, including:

•	the progress of clinical development of omadacycline in additional indications, including NTM;
•	the costs and timing of commercialization activities for NUZYRA;
•	product revenue received from commercial sales of NUZYRA;
•	royalty revenue received from commercial sales of SEYSARA by Almirall;
•	timing and amount of actual reimbursements and NUZYRA purchases under the BARDA contract;
•	the ability of Zai to develop, manufacture and commercialize omadacycline in the Zai territory;
•	the scope, progress, timing, cost and results of research, preclinical development and clinical trials;
•	the costs, timing and outcome of seeking, obtaining, maintaining and expanding FDA and non-U.S. regulatory approvals;
•	the costs associated with manufacturing and establishing sales, marketing and distribution capabilities;
•	the number and characteristics of other product candidates that we may pursue;
•

our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to hire additional management, scientific, commercial, operations and medical personnel;
•	the effect of competing products that may limit market penetration of our products;
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
•	resources required to develop and implement policies and processes to promote ongoing compliance with applicable healthcare laws and regulations;
•	costs required to ensure that our and our partners’ business arrangements with third parties comply with applicable healthcare laws and regulations; and
•

the economic and other terms, timing and success of our existing collaboration and licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future, including the timing of receipt of any milestone or royalty payments under such arrangements.

Until we can generate a sufficient amount of product and royalty revenue to finance our cash requirements, if ever, we expect to finance our future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding. We do not have any committed external sources of funds other than the rights under the BARDA contract and the rights to contingent milestone payments and/or royalties under the Almirall Collaboration Agreement, the Almirall China License Agreement, the Tetraphase License Agreement and the Zai Collaboration Agreement, which are terminable by Almirall, Tetraphase and Zai, respectively, upon prior written notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholders’ rights. Future debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, NUZYRA, sarecycline, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market NUZYRA, sarecycline or any future product candidates that we may otherwise prefer to develop and market ourselves.

Off-Balance Sheet Arrangements

As of December 31, 2019, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles of the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to, among other items, accounts receivable and related reserves, inventory, goodwill, net product revenue, royalty revenue, stock-based compensation arrangements, manufacturing and clinical accruals, useful lives for depreciation and amortization of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

The Company sells its product principally to a limited number of specialty distributors and specialty pharmacy providers in the U.S. These customers subsequently resell the Company’s product to health care providers or dispense the product to patients. In addition to distribution agreements with customers, the Company enters into arrangements with health care providers and payers that provide for government mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of our product.

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

The amount of variable consideration is estimated by using either of the following methods, depending on which method better predicts the amount of consideration to which the Company is entitled:

a)

The “expected value” is the sum of probability-weighted amounts in a range of possible consideration amounts. Under ASC 606, an expected value may be an appropriate estimate of the amount of variable consideration if the Company has many contracts with similar characteristics.

b)

The “most likely amount” is the single most likely amount in a range of possible consideration amounts (i.e., the single most likely outcome of the contract). Under ASC 606, the most likely amount may be an appropriate estimate of the amount of variable consideration if the contract has only two possible outcomes (i.e., either achieve or do not achieve a threshold specified in a contract).

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

Trade Discounts and Allowances - The Company generally provides customers with discounts that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.  In addition, the Company receives sales order management, data and distribution services from certain customers.  To the extent the services received are distinct from the Company’s sale of products to the customer, these payments are classified in selling, general and administrative expenses in the consolidated statements of operation and comprehensive loss of the Company.

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

Chargebacks – Although the Company primarily sells products to specialty distributors in the U.S., the Company also enters into agreements with hospitals and outpatient infusion centers, either directly or through group purchasing organizations acting on behalf of their members, in connection with the purchase of product. Based on these agreements, some of the Company’s customers have the right to receive a discounted price on product purchases. In the case of discounted pricing, the Company typically provides a credit to its specialty distributors customers (i.e., chargeback), representing the difference between the customer’s acquisition list price and the discounted price.

Government Rebates –The Company is subject to discount obligations under state Medicaid programs and Medicare.  The Company estimates our Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payer mix.  These reserves are recorded in the same period the related product revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses on the consolidated balance sheet.  For Medicare, the Company also estimate the number of patients in the prescription drug coverage gap for whom it will owe an additional liability under the Medicare Part D program.  The Company’s liability for these rebates consists of an estimate of claims for the current quarter and estimated future claims that will be made for product sales that have been recognized as revenue but remain in distribution channel inventory at period end.

Commercial Payer and Other Rebates – The Company plans to continue to contract with certain private payer organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of NUZYRA and contracted formulary status. The Company estimates these rebates and records reserves for such estimates in the same period the related revenue is recognized. Currently, the reserve for customer payer rebates considers future utilization based on third party studies of payer prescription data; the utilization is applied to product that remains in the distribution and retail pharmacy channel inventories at the end of each reporting period. As the Company distributes its product and establishes historical sales over a longer period of time (i.e., two years), the Company will be able to place more reliance on historical data related to commercial payer rebates (i.e., actual utilization units) while continuing to rely on third party data related to payer prescriptions and utilization.

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

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We classified all of our marketable securities at December 31, 2019 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period we intend to hold such securities. Available-for-sale securities are maintained by an investment manager and consist of U.S. treasury securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized or accreted to interest expense or income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income or expense. There were no material realized gains or losses on marketable securities recognized for the years ended December 31, 2019 and 2018.

We review marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations and comprehensive loss if we have experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that we will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity and duration of the impairment and changes in value subsequent to the end of the period. There were no other-than-temporary impairments of investments recognized for the years ended December 31, 2019 and 2018.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out basis. Prior to the regulatory approval of our product candidates, we incurred expenses for the manufacture of drug product that could potentially be available to support the commercial launch of our products.  Until the first reporting period when regulatory approval has been received or is otherwise considered probable, we record all such costs as research and development expense.  Inventory used in clinical trials is also expensed as research and development expense when selected for such use.  We perform an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified.  Such impairment charges, should they occur, are recorded as a component of cost of product sales in the consolidated statements of operations and comprehensive loss.  The determination of whether inventory costs will be realizable requires the use of estimates by management.  If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required.

Accrued Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed for us and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us periodically in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated expenses include fees paid to:

•	CROs, in connection with clinical trials;
•	contract manufacturing organizations with respect to clinical material supply and commercial product;
•	vendors in connection with preclinical development and operational activities; and
•	legal and other professional service providers.

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

We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (1) the expected volatility of our stock, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the lack of a public market for our common stock prior to the completion of the Merger on October 30, 2014, and resulting lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we have selected companies with characteristics that we believe are comparable to ours, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period as the calculated expected term of our stock-based awards. During 2015, we began to blend our stock price history, for the length of time we have market data for our stock, with the historical volatility of the group of similar public companies for the expected term of each grant to estimate volatility. We have estimated the expected life of our employee stock options as the average of the midpoints between vesting exercise date for each vesting-trance and the contractual term of the options as the last available exercise date of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We recognize the effect of forfeitures in compensation cost when they occur.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendment requires a lessee to recognize assets and liabilities for leases with a term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. The guidance is required to be adopted using a modified retrospective approach applied to leases existing at the date of initial application. The new standard was effective for the Company on January 1, 2019. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on January 1, 2019 and used the effective date as its date of initial application. Consequently, financial information will not be restated, and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019.

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

The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $3.7 million and $3.2 million, respectively, on the Company’s consolidated balance sheet relating to its leases for its corporate headquarters in Boston, Massachusetts and for office space in King of Prussia, Pennsylvania. The adoption of the standard did not have a material effect on the Company’s consolidated statements of operation and comprehensive loss, consolidated statements of cash flows, or consolidated statements of stockholders’ equity (deficit).

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, or ASU 2017-04. The amendments in ASU 2017-04 eliminate the current two-step approach used to test goodwill for impairment and require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years and interim periods beginning after December 15, 2019 (upon the first goodwill impairment test performed during that fiscal year). Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. A reporting entity must apply the amendments in ASU 2017-04 using a prospective approach. We adopted this standard on January 1, 2020. The adoption of ASU 2017-04 is not expected to have a material impact on our consolidated financial position or results of operations.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for us on January 1, 2020. We adopted the standard on January 1, 2020. The adoption of this standard is not expected to have a material impact on our disclosures.

In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2023. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. Based on the composition of our investment portfolio, accounts receivable and other financial assets, current market conditions and historical credit loss activity, we do not expect the adoption of these standards to have a material effect on the Company’s consolidated balance sheet, consolidated statements of operation and comprehensive loss and related disclosures.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flow in future years (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Lease obligations	$3,564	$1,178	$1,472	$914	$—
Licenses	225	25	50	50	100
Long-term debt	70,000	—	70,000	—	—
Convertible senior subordinated notes (a)	165,000	—	165,000	—	—
Commercial supply agreements	2,862	531	2,331	—	—
Total contractual cash obligations	$241,651	$1,734	$238,853	$964	$100

(a)	See Note 16, Long-term Debt, for additional information.

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

We executed an amended lease agreement on our Boston office space in July 2016. The amended lease agreement added 4,153 rentable square feet of office space and extended the original lease term by two years. In accordance with the amended lease agreement, we paid a security deposit of $0.1 million. Subsequent to the amended lease agreement, we record monthly lease expense of approximately $49,000 for the Boston office space.

We executed an amended lease agreement on our King of Prussia office space in October 2016.  The amended lease agreement is for 19,708 rentable square feet of office space and we took control of such office space during the first quarter of 2017. The total lease commitment is over a seven-year and seven-month lease term. The amended lease agreement contains rent escalation and a partial rent abatement period, which is accounted for as rent expense under the straight-line method.  We are required to make additional payments under the facility operating leases for taxes, insurance, and other operating expenses incurred during the operating lease period.

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

In September 2009, we and Novartis International Pharmaceutical Ltd., or Novartis, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. We and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, EMA, or any regulatory agency, but only to the extent we had not previously granted such commercialization rights related to omadacycline to another third party as of any such approval. We also agreed to pay Novartis a 0.25% royalty based on annual net sales of our omadacycline products. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $3.4 million and $3.6 million for the year ended December 31, 2019 and 2018, respectively, included within “Other Long-Term Liabilities” on our consolidated balance sheet.  In addition, a short-term liability of $0.1 million included within “Other current liabilities” on our consolidated balance sheet as of December 31, 2019 represents the portion of royalty payments due to Novartis within twelve months. No short-term portion existed as of December 31, 2018. There are no other payment obligations to Novartis under either the Novartis Agreement or the amended Novartis Letter Agreement.

In February 2020, we entered into an ex-U.S. license agreement with Almirall, the Ex-U.S. License, under which Almirall granted to us an exclusive license in and to certain technology owned or in-licensed by Almirall or its affiliates in order to research, develop, manufacture and commercialize sarecycline in all countries other than the U.S. In connection with the Ex-U.S. License, we pay Almirall, on a country-by-country and product-by-product basis (i) for eight (8) years following the first commercial sale of a sarecycline product in a country, a royalty in the middle-single digits on our or our affiliates’ nets sales of sarecycline products outside of the U.S. (other than China (including Hong Kong and Macau), the development and commercialization rights to which for sarecycline in connection with the treatment of acne we exclusively licensed to Almirall), subject to certain standard reductions, and (ii) for fifteen years following the first commercial sale of a sarecycline product in a country, a percentage of the consideration (e.g., milestones, royalties) we receive from third party sublicensees in connection with developing and commercializing sarecycline outside of the U.S., which ranges from one-half of such consideration for sarecycline products for the treatment of acne to one-fifth of such consideration for sarecycline products for the treatment of other indications, in each case subject to a 50% reduction for any sarecycline product not in a solid oral tablet formulation for which Paratek or its affiliates have incurred significant development costs and (ii) for eight years following the first commercial sale of a sarecycline product in a country, a royalty in the middle-single digits on our or our affiliates’ net sales of sarecycline products outside of the U.S., subject to certain standard reductions.

Long-Term Debt

As of December 31, 2019 and 2018, we had recorded long-term debt obligations of $260.7 million, net of debt discount of $6.8 million and $229.0 million, net of debt discount of $6.0 million, respectively. Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Hercules Loan Agreement

On June 27, 2019, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Hercules Loan Agreement, with Hercules Technology III, L.P., certain other lenders, together, the Lenders, and Hercules Capital, Inc. (as agent), under which the Company may borrow up to $100.0 million in multiple tranches, each, a Term Loan Tranche. The Amended Hercules Loan Agreement amends and restates in its entirety the Company’s prior Loan and Security Agreement with the Lenders dated as of September 30, 2015 to, among other things, provide for an extension of the scheduled maturity date of the $60.0 million Term Loan Tranche, or the First Tranche, from September 1, 2021 to September 1, 2023, upon certain events set forth in the Amended Hercules Loan Agreement, and an extension of the scheduled maturity date of the $10.0 million Term Loan Tranche, or the Second Tranche, and additional Term Loan Tranches (if any), from August 1, 2022 to August 1, 2024, upon certain events set forth in the Amended Hercules Loan Agreement. The Amended Hercules Loan Agreement also provides for an additional $10.0 million of additional Term Loan Tranches (up to a total of $30.0 million of additional Term Loan Tranches) that may be available to the Company, subject to approval by Hercules, in its sole discretion, whether to provide such tranches. As such there can be no assurance as to whether or not the additional Term Loan Tranches shall be funded.

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

Royalty-Backed Loan Agreement

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

Under the Royalty-Backed Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 12.0%.  Payments of interest under the Royalty-Backed Loan Agreement are made quarterly out of the Almirall Collaboration Agreement royalty payments received since the immediately preceding payment date. On each interest payment date, any royalty payments in excess of accrued interest on the loan will be used to repay the principal of the loan until the balance is fully repaid.  In addition, the Subsidiary made up-front payments to HCRP of (i) a 1.5% fee and (ii) up to $300,000 for HCRP’s expenses. The Royalty-Backed Loan Agreement matures on May 1, 2029, at which time, if not earlier repaid in full, the outstanding principal amount of the loan, together with any accrued and unpaid interest, and all other obligations then outstanding, shall be due and payable in cash. We entered into a Pledge and Security Agreement in favor of HCRP, pursuant to which the Subsidiary’s obligations under the Loan Agreement are secured by a pledge of all of our holdings of the Subsidiary’s capital stock.

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

We do not enter into financial instruments for trading or speculative purposes. Our cash, cash equivalents and investments balance as of December 31, 2019 consisted of cash and cash equivalents and U.S. treasury securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 3.0% of total liabilities as of December 31, 2019.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Paratek Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paratek Pharmaceuticals, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 10, 2020 expressed an unqualified opinion thereon.

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

Boston, Massachusetts

March 10, 2020

Paratek Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except for share and par value amounts)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$102,302	$46,987
Marketable securities	113,077	203,364
Restricted cash	324	266
Accounts receivable, net	8,475	41
Inventories, net	11,579	598
Other receivables	1,108	208
Prepaid and other current assets	6,489	3,779
Total current assets	243,354	255,243
Long-term restricted cash	3,007	249
Long-term marketable securities	—	42,487
Fixed assets, net	1,227	1,173
Goodwill	829	829
Right-of-use asset	2,514	—
Other long-term assets	148	211
Total assets	$251,079	$300,192
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,116	$2,090
Accrued expenses	16,696	15,619
Other current liabilities	3,388	—
Total current liabilities	24,200	17,709
Long-term debt	260,728	228,959
Long-term lease liabilities	2,095	—
Other liabilities	3,703	5,946
Total liabilities	290,726	252,614
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit)
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 39,827,749 and 32,259,363 issued and outstanding at December 31, 2019 and 2018, respectively	40	32
Additional paid-in capital	671,497	630,142
Accumulated other comprehensive income (loss)	74	(128)
Accumulated deficit	(711,258)	(582,468)
Total stockholders’ equity (deficit)	(39,647)	47,578
Total liabilities and stockholders’ equity (deficit)	$251,079	$300,192

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Product revenue, net	$11,517	$—
Collaboration and royalty revenue	5,027	17,117
Net revenue	16,544	17,117
Expenses:
Cost of product revenue	3,484	—
Research and development	39,554	57,508
Selling, general and administrative	89,135	63,658
Impairment of intangible assets	—	107
Changes in fair value of contingent consideration	—	(71)
Total operating expenses	132,173	121,202
Loss from operations	(115,629)	(104,085)
Other income and expenses:
Interest income	3,574	3,260
Interest expense	(16,403)	(10,985)
Other losses, net	(31)	(44)
Net loss before provision for income taxes	(128,489)	(111,854)
Provision for income taxes	301	502
Net loss	$(128,790)	$(112,356)
Other comprehensive loss
Unrealized gain on available-for-sale securities, net of tax	202	30
Other comprehensive gain	202	30
Comprehensive loss	$(128,588)	$(112,326)
Net loss per share:
Basic and diluted net loss per common share	$(3.93)	$(3.57)
Weighted average common shares outstanding
Basic and diluted	32,791,934	31,513,454

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances at December 31, 2017	27,941,015	$28	$552,720	$(158)	$(470,112)	$82,478
Exercise of stock options	53,938	—	286	—	—	286
Issuance of common stock, net of expenses	3,301,436	3	51,514	—	—	51,517
Vesting of restricted stock unit awards	962,974	1	(1)	—	—	—
Issuance of warrants for common stock	—	—	130	—	—	130
Employee stock purchase plan expense			7	—	—	7
Unrealized gain on available-for-sale securities, net of tax	—	—	—	30	—	30
Stock-based compensation expense	—	—	25,486	—	—	25,486
Net loss	—	—	—	—	(112,356)	(112,356)
Balances at December 31, 2018	32,259,363	$32	$630,142	$(128)	$(582,468)	$47,578
Issuance of common stock, net of expenses	6,524,194	7	26,552	—	—	26,559
Vesting of restricted stock unit awards	862,546	1	(1)	—	—	—
Issuance of stock under the employee stock purchase plan	181,646	—	509	—	—	509
Employee stock purchase plan expense	—	—	101	—	—	101
Unrealized gain on available-for-sale securities, net of tax	—	—	—	202	—	202
Stock-based compensation expense	—	—	14,194	—	—	14,194
Net loss	—	—	—	—	(128,790)	(128,790)
Balances at December 31, 2019	39,827,749	$40	$671,497	$74	$(711,258)	$(39,647)

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018
Net loss	$(128,790)	$(112,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	(1,292)	(1,066)
Stock-based compensation expense	14,295	25,492
Non-cash interest expense	3,480	2,792
Impairment of intangible assets	—	107
Change in fair value of contingent consideration	—	(71)
Changes in operating assets and liabilities
Accounts receivable, prepaid, and other current assets	(11,228)	4,440
Purchase of prepaid interest - marketable securities	(239)	(715)
Inventories	(10,856)	—
Operating lease right-of-use asset	721	—
Accounts payable and accrued expenses	374	(641)
Operating lease liability	(1,718)	—
Other liabilities and other assets	1,208	839
Net cash used in operating activities	(134,045)	(81,179)
Investing activities
Purchase of fixed assets	(239)	(60)
Purchase of marketable securities	(102,207)	(292,864)
Proceeds from maturities of marketable securities	237,000	165,050
Net cash provided by (used in) investing activities	134,554	(127,874)
Financing activities
Proceeds from issuance of long-term convertible debt, net of costs	—	158,974
Proceeds from issuance of long-term debt, net of costs	—	9,950
Proceeds from issuance of long-term royalty-backed loan agreement, net of costs	30,554	—
Proceeds from employee stock purchase plan	509	—
Proceeds from exercise of stock options	—	286
Proceeds from issuance of common stock, net	26,559	51,517
Net cash provided by financing activities	57,622	220,727
Net increase in cash, cash equivalents and restricted cash	58,131	11,674
Cash, cash equivalents and restricted cash at the beginning of period	47,502	35,828
Cash, cash equivalents and restricted cash at end of period	$105,633	$47,502
Supplemental disclosure of noncash financing activities
Fair value of warrants issued	$—	$130
Supplemental disclosure of cash flow information
Cash paid for interest	$15,960	$9,310
Purchases of equipment included in accrued expenses	$339	$—

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	Organization

Paratek Pharmaceuticals, Inc., or the Company or Paratek, is a Delaware corporation with its corporate office in Boston, Massachusetts and an office in King of Prussia, Pennsylvania.

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel life-saving therapies for life-threatening diseases or other public health threats for civilian, government and military use. We have used our expertise in biology and tetracycline chemistry to create chemically diverse and biologically distinct small molecules derived from the minocycline core structure. The Company’s United States, or U.S., Food and Drug Administration, or FDA, approved commercial product, NUZYRA® (omadacycline) is a once-daily oral and intravenous broad-spectrum antibiotic for the treatment of adult patients with community-acquired bacterial pneumonia, or CABP, and acute bacterial skin and skin structure infections, or ABSSSI, caused by susceptible pathogens. The Company launched NUZYRA in the U.S. in February 2019.  SEYSARA® (sarecycline) is an FDA-approved product, with respect to which the Company has exclusively licensed development and commercialization rights for the treatment of acne in the U.S. and the Peoples Republic of China, Hong Kong, and Macau, or the greater China region, to Almirall, LLC, or Almirall. SEYSARA was launched by Almirall in the U.S. in January 2019 as a new once-daily oral therapy for the treatment of moderate to severe acne vulgaris. The Company retains development and commercialization rights with respect to sarecycline in all other countries other than the U.S. and the greater China region.

The Company has incurred significant losses since inception in 1996. The Company has generated an accumulated deficit of $711.3 million through December 31, 2019 and may require substantial additional funding in connection with the Company’s continuing operations to support clinical development and commercialization activities associated with NUZYRA. Based upon the Company’s current operating plan, it anticipates that cash, cash equivalents and available for sale marketable securities of $215.4 million as of December 31, 2019 will enable the Company to fund operating expenses and capital expenditure requirements through at least the next twelve months from the filing date of this Annual Report on Form 10-K. The Company expects to finance future cash needs primarily through a combination of product sales, royalties, public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding.  The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB, and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or the SEC. Beginning on January 1, 2019, the Company presented “accrued interest” as a separate line item in Note 11, Accrued Expenses. The Company reclassified accrued interest of $1.8 million as of December 31, 2018, previously presented as part of “accrued professional fees” into “accrued interest” in Note 11, Accrued Expenses.  On December 31, 2018, the Company presented “accrued contract manufacturing costs” as a separate line item on its consolidated balance sheet. Beginning on January 1, 2019, the Company reclassified the December 31, 2018 accrued contract manufacturing costs balance of $2.8 million, into “accrued expenses”. Also, beginning on January 1, 2019, the Company reclassified inventories of $0.6 million as of December 31, 2018 previously presented as part of “prepaid and other current assets” into “inventories, net” on the consolidated balance sheet.

Principles of Consolidation

The accompanying audited consolidated financial statements include the results of operations of Paratek Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Paratek Pharma, LLC, Paratek Securities Corporation, Transcept Pharma, Inc., Paratek UK, Ltd, Paratek Bermuda, Ltd., Paratek Ireland Limited and Paratek Royalty Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in accounting for, among other items, accounts receivable and related reserves, inventory, goodwill, net product revenue, royalty revenue, leases, stock-based compensation arrangements, manufacturing and clinical accruals, useful lives for depreciation and amortization of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

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

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company classified all of its marketable securities at December 31, 2019 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities. Available-for-sale securities are maintained by an investment manager and consist of U.S. treasury securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized or accreted to interest expense or income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income or expense. There were no material realized gains or losses on marketable securities recognized for the years ended December 31, 2019 and 2018.

The Company reviews marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations and comprehensive loss if the Company has experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that the Company will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and changes in value subsequent to the end of the period. There were no other-than-temporary impairments of investments recognized for the years ended December 31, 2019 and 2018.

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

Restricted Cash

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted or to be used to pay a third party in the next twelve months, the restricted cash account is classified as current.

Accounts Receivable, Net

Accounts receivable as of December 31, 2019 represents trade accounts receivable of $4.8 million consisting of payments to be received from customers for sales of NUZYRA, net of prompt payment discounts, chargebacks, rebates and certain fees. An additional $3.7 million in accounts receivable consists of royalty and milestone revenue earned, but not yet received, during the year ended December 31, 2019 in connection with SEYSARA sales under the Almirall Collaboration Agreement, XERAVA sales under the Tetraphase License Agreement and a milestone achieved under the Zai Collaboration Agreement (as defined below). Refer to Note 5, License and Collaboration Agreements, for further details.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash, restricted cash, and accounts receivable. The Company places its cash in an accredited financial institution and this balance is above federally insured amounts. The Company has no off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements. For the year ended December 31, 2019, revenue consisted of product revenue from the sales of NUZYRA, a milestone payment earned in connection with the Zai Collaboration Agreement, and royalty income pursuant to the Tetraphase License Agreement and the Almirall Collaboration Agreement, as defined below. For the year ended December 31, 2018, revenue consisted of upfront fees and milestone payments received in connection with the Company’s collaboration agreements with Almirall and Zai and royalty income pursuant to a royalty sharing agreement entered into with former Transcept stockholders or the Royalty Sharing Agreement, entered into by the Company in October 2016 with the Special Committee of the Company’s Board of Directors. For the year ended December 31, 2019, the Tetraphase License Agreement, the Zai Collaboration Agreement and the Almirall Collaboration Agreement represented approximately 2%, 60% and 38%, respectively, of collaboration and royalty revenue. For the year ended December 31, 2018, the Almirall Collaboration Agreement and the Zai Collaboration Agreement represented approximately 70% and 29%, respectively, of collaboration and royalty income.

Fixed Assets

Fixed assets, including leasehold improvements, are recorded at cost and depreciated when placed into service using the straight-line method, based on their estimated useful lives as follows:

Estimated Useful Life In Years
Laboratory equipment	5
Office equipment	5
Machinery and equipment	5
Computer equipment	3
Computer software	3

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is inherently subjective in nature and often involves the use of significant estimates and assumptions based on known facts and circumstances at the time we perform the valuation. The use of different assumptions, inputs and judgments or changes in circumstances could materially affect the results of the valuation and could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. The Company did not record an impairment charge relating to goodwill for the years ended December 31, 2019 and 2018.

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

The Company sells its product principally to a limited number of specialty distributors and specialty pharmacy providers in the U.S. These customers subsequently resell the Company’s product to health care providers or dispense the product to patients. In addition to distribution agreements with customers, the Company enters into arrangements with health care providers and payers that provide for government mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of our product.

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

The amount of variable consideration is estimated by using either of the following methods, depending on which method better predicts the amount of consideration to which the Company is entitled:

a)

The “expected value” is the sum of probability-weighted amounts in a range of possible consideration amounts. Under ASC 606, an expected value may be an appropriate estimate of the amount of variable consideration if the Company has many contracts with similar characteristics.

b)

The “most likely amount” is the single most likely amount in a range of possible consideration amounts (i.e., the single most likely outcome of the contract). Under ASC 606, the most likely amount may be an appropriate estimate of the amount of variable consideration if the contract has only two possible outcomes (i.e., either achieve or do not achieve a threshold specified in a contract).

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

Trade Discounts and Allowances - The Company generally provides customers with discounts that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.  In addition, the Company receives sales order management, data and distribution services from certain customers.  To the extent the services received are distinct from the Company’s sale of products to the customer, these payments are classified in selling, general and administrative expenses in the consolidated statements of operation and comprehensive loss of the Company.

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

Chargebacks – Although the Company primarily sells products to specialty distributors in the U.S., the Company also enters into agreements with hospitals and outpatient infusion centers, either directly or through group purchasing organizations acting on behalf of their members, in connection with the purchase of product. Based on these agreements, some of the Company’s customers have the right to receive a discounted price on product purchases. In the case of discounted pricing, the Company typically provides a credit to its specialty distributors customers (i.e., chargeback), representing the difference between the customer’s acquisition list price and the discounted price.

Government Rebates –The Company is subject to discount obligations under state Medicaid programs and Medicare.  The Company estimates our Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payer mix.  These reserves are recorded in the same period the related product revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses on the consolidated balance sheet.  For Medicare, the Company also estimate the number of patients in the prescription drug coverage gap for whom it will owe an additional liability under the Medicare Part D program.  The Company’s liability for these rebates consists of an estimate of claims for the current quarter and estimated future claims that will be made for product sales that have been recognized as revenue but remain in distribution channel inventory at period end.

Commercial Payer and Other Rebates – The Company plans to continue to contract with certain private payer organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of NUZYRA and contracted formulary status. The Company estimates these rebates and records reserves for such estimates in the same period the related revenue is recognized. Currently, the reserve for customer payer rebates considers future utilization based on third party studies of payer prescription data; the utilization is applied to product that remains in the distribution and retail pharmacy channel inventories at the end of each reporting period. As the Company distributes its product and establishes historical sales over a longer period of time (i.e., two years), the Company will be able to place more reliance on historical data related to commercial payer rebates (i.e., actual utilization units) while continuing to rely on third party data related to payer prescriptions and utilization.

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

Cost of Product Revenue

Cost of revenue consists primarily of the manufacturing costs for NUZYRA. All manufacturing costs incurred prior to NUZYRA’s approval in the U.S. on October 2, 2018 were expensed in research and development and were not included in cost of revenue.

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

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, or ASC 740, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. The Company has not recorded interest and penalties related to any unrecognized tax benefits in the years ended December 31, 2019 and 2018.

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

Prior to the adoption of ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, or ASU No. 2018-07, as discussed below in the Recent Accounting Pronouncements disclosure, the measurement date for non-employee awards was generally the date the services were completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. After the adoption of ASU No. 2018-07, the measurement date for non-employee awards is the later of the adoption date of ASU No. 2018-07 or the date of grant, without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis.

The Company estimates the fair value of its stock-based awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of assumptions, including (1) the expected volatility of stock, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the lack of a public market for the Company’s common stock prior to completion of reverse merger on October 30, 2014, and resulting lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, the Company has selected companies with characteristics that are comparable, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period as the calculated expected term of its stock-based awards. During 2015, the Company began to blend its stock price history, for the length of time it has market data for its stock, with the historical volatility of similar public companies for the expected term of each grant. The Company has estimated the expected life of its employee stock options as the average of the midpoints between vesting exercise date for each vesting-tranche and the contractual term of the options as the last available exercise date of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.

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

The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $3.7 million and $3.2 million, respectively, on the Company’s balance sheet relating to its leases for its corporate headquarters in Boston, Massachusetts and for office space in King of Prussia, Pennsylvania. The adoption of the standard did not have a material effect on the Company’s consolidated statements of operation and comprehensive loss, consolidated statements of cash flows, or consolidated statements of stockholders’ equity (deficit).

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, or ASU 2017-04. The amendments in ASU 2017-04 eliminate the current two-step approach used to test goodwill for impairment and require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years and interim periods beginning after December 15, 2019 (upon the first goodwill impairment test performed during that fiscal year). Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. A reporting entity must apply the amendments in ASU 2017-04 using a prospective approach. The Company adopted this standard on January 1, 2020. The adoption of ASU 2017-04 is not expected to have a material impact on our consolidated financial position or results of operations.

In August 2018 the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for us on January 1, 2020. The Company adopted this standard on January 1, 2020. The adoption of this standard is not expected to have a material impact on our disclosures.

In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2023. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. Based on the composition of our investment portfolio, accounts receivable and other financial assets, current market conditions and historical credit loss activity, the adoption of these standards is not expected to have a material effect on the Company’s consolidated balance sheet, consolidated statements of operation and comprehensive loss and related disclosures.

3.	Product Revenue

To date, our only source of product revenue has been from the sales of NUZYRA, which we began shipping to our customers in February 2019. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories:

	Chargebacks, discounts and fees	Government and other rebates	Returns	Patient assistance	Total
Balance at December 31, 2018	$—	$—	$—	$—	$—
Provision related to current period sales	926	1,424	369	174	2,893
Adjustment related to prior period sales	—	—	—	—	—
Credit or payments made during the period	(627)	(729)	—	(45)	(1,401)
Balance at December 31, 2019	$299	$695	$369	$129	$1,492

4.	Net Loss Per Share

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

The following table presents the computation of basic and diluted net loss per share.

	Year Ended December 31,
	2019	2018
Numerator
Net loss	$(128,790)	$(112,356)
Denominator
Weighted-average common shares outstanding— basic and diluted	32,791,934	31,513,454
Net loss per share—basic and diluted	$(3.93)	$(3.57)

The following outstanding shares subject to stock options and restricted stock units, warrants to purchase shares of common stock, common stock issuable upon conversion of convertible debt and shares issuable under the employee stock purchase plan were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the years ended December 31, 2019 and 2018 as indicated below:

	Year Ended December 31,
	2019	2018
Excluded potentially dilutive securities (1):
Common stock issuable under outstanding convertible notes	10,377,361	10,377,361
Shares subject to outstanding options to purchase common stock	3,236,073	3,777,162
Unvested restricted stock units	2,305,408	1,470,237
Shares subject to warrants to purchase common stock	104,455	104,455
Shares issuable under employee stock purchase plan	798,187	979,833
Totals	16,821,484	16,709,048

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the year end. Such amounts have not been adjusted for the treasury-stock method or weighted-average outstanding calculations as required if the securities were dilutive.

5.	License and Collaboration Agreements

Biomedical Advanced Research and Development Authority

On December 18, 2019, the Company entered into a five-year contract with BARDA, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, with an option to extend up to ten years, to support the development of NUZYRA for the treatment of pulmonary anthrax, FDA post-marketing requirements, or PMRs, associated with the initial NUZYRA approval, and with an option for BARDA to procure up to 10,000 treatment courses of NUZYRA for the Strategic National Stockpile, or SNS, for use against potential biothreats.

The BARDA contract could result in payments to the Company of up to approximately $284.7 million and consists of a five-year base period-of-performance and a total contract period-of-performance (base period plus option exercises) of up to ten years. Under the base period-of-performance, the Company will conduct activities necessary to (i) allow the product to be used under an Emergency Use Authorization (ii) obtain licensure of NUZYRA through a supplemental New Drug Application, or NDA, submission for anthrax, and (iii) provide up to 2,500 treatment courses of the drug product to be stored as vendor managed inventory and subsequently delivered to the SNS. The contract options may be exercised to perform additional studies necessary for licensure, support post-licensure commitments as required by the FDA, additional security requirements, and procure additional treatment regimens.

Under the terms of the agreement, BARDA will award initial funding of approximately $59.4 million for the development of NUZYRA for the treatment of pulmonary anthrax and the purchase of an initial 2,500 treatment courses of NUZYRA to add to the current SNS. The contract provides for potential additional staged funding including approximately $76.8 million for existing FDA PMR commitments scheduled to begin in April 2020 and approximately $20.4 million for manufacturing-related requirements scheduled to begin in June 2020. The remaining funding includes the potential for approximately $12.7 million to support the development of NUZYRA for the prophylaxis of anthrax and a maximum of approximately $115.4 million to provide for three additional purchases of NUZYRA, each of which will be triggered upon development milestones related to the anthrax treatment development program.

The BARDA contract contains a number of terms and conditions that are customary for government contracts of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience.

No revenue was recognized under the BARDA contract during the year ended December 31, 2019.

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

The terms of the Tetraphase License Agreement provide for Tetraphase to pay Paratek royalties at a low single digit percent on net product revenues of the licensed product sold in the U.S. Tetraphase’s obligation to pay royalties with respect to the licensed product shall be retroactive to the date of the first commercial sale of the licensed product in the U.S., which occurred in February 2019. Tetraphase is currently selling XERAVATM (Eravacycline) in the U.S.

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

The Company recognized $0.1 million of royalty revenue for the year ended December 31, 2019 under the Tetraphase License Agreement.

Zai Lab (Shanghai) Co., Ltd.

On April 21, 2017, Paratek Bermuda Ltd., a wholly-owned subsidiary of Paratek Pharmaceuticals, Inc., and Zai Lab (Shanghai) Co., Ltd., or Zai, entered into a License and Collaboration Agreement, or the Zai Collaboration Agreement. On December 18, 2019 Paratek Bermuda Ltd. assigned its rights under the Agreement to Paratek Pharmaceuticals, Inc. Under the terms of the Zai Collaboration Agreement, Paratek granted Zai an exclusive license to develop, manufacture and commercialize omadacycline, or the licensed product, in the People’s Republic of China, Hong Kong, Macau and Taiwan, or the Zai territory, for all human therapeutic and preventative uses other than biodefense. Zai is responsible for the development, manufacturing and commercialization of the licensed product in the Zai territory, at its sole cost with certain assistance from Paratek.

Under the terms of the Zai Collaboration Agreement, Paratek earned an upfront cash payment of $7.5 million in April 2017, $5.0 million upon approval by the FDA of a NDA submission in the CABP indication, in October 2018 and $3.0 million upon submission of the first regulatory approval application for a licensed product in the People’s Republic of China in December 2019.  Paratek is eligible to receive up to $6.0 million in potential future regulatory milestone payments and $40.5 million in potential future commercial milestone payments, the next being $6.0 million upon regulatory approval for a licensed product in the People’s Republic of China.  The terms of the Zai Collaboration Agreement also provide for Zai to pay Paratek tiered royalties at a low double digit to mid-teen percent on net sales of the licensed product in the Zai territory.

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

As submission of the first regulatory approval application for a licensed product in the People’s Republic of China, or the PRC, is not within the control of the Company and was not obtained until December 2019, the achievement of the milestone was not was not deemed probable and the risk of significant reversal of revenue was not resolved until that time. Upon submission, the uncertainty related to this milestone was resolved and a significant reversal of revenue would not occur in future periods. As such, the $3.0 million milestone payment was recognized as revenue at the time of the regulatory approval application submission in the fourth quarter of 2019.

As regulatory approval in the PRC is not within the control of the Company, the achievement of the next milestone was not deemed probable and the risk of significant reversal of revenue was not resolved as of December 31, 2019.  As such, the next milestone payment was not recognized as revenue in the year ended December 31, 2019.

There was no deferred revenue as of December 31, 2019 and 2018.

Almirall, LLC

In July 2007, the Company and Warner Chilcott Company, Inc. (which became a part of Allergan plc, or Allergan), entered into a collaborative research and license agreement under which the Company granted Allergan an exclusive license to research, develop, manufacture and commercialize tetracycline products for use in the U.S. for the treatment of acne and rosacea. In September 2018, Allergan assigned to Almirall, its rights under the collaboration agreement, or the Almirall Collaboration Agreement. Since Allergan did not exercise its development option with respect to the treatment of rosacea prior to initiation of a Phase 3 trial for the product, the license grant to Allergan, which was assigned to Almirall, converted to a non-exclusive license for the treatment of rosacea as of December 2014.

Under the terms of the Almirall Collaboration Agreement, Almirall is responsible for and is obligated to use commercially reasonable efforts to develop and commercialize tetracycline compounds that are specified in the agreement for the treatment of acne. The Company has agreed during the term of the Almirall Collaboration Agreement not to directly or indirectly develop or commercialize any tetracycline compounds in the U.S. for the treatment of acne, and Almirall has agreed during the term of the Almirall Collaboration Agreement not to directly or indirectly develop or commercialize any tetracycline compound included as part of the agreement for any use other than as provided in the Almirall Collaboration Agreement.

In February 2020, the Company finalized a license agreement with Almirall granting the Company exclusive rights to develop, manufacture and commercialize sarecycline outside of the U.S., including rights of reference to Almirall’s clinical data thus formalizing the Company’s rights to develop, manufacture and commercialize sarecycline in the rest of the world.  In connection with that license, the Company then exclusively licensed Almirall pursuant to the Almirall China License Agreement, the rights to develop, manufacture and commercialize sarecycline in the greater China region. Almirall currently holds a nonexclusive license to develop and commercialize sarecycline for the treatment of rosacea in the U.S., and in the U.S., Paratek cannot grant rights on back-up compounds, lead candidate(s), or products licensed to Almirall for rosacea.

The Almirall Collaboration Agreement contains two performance obligations: (i) an exclusive license to research, develop and commercialize tetracycline products for use in the U.S. for the treatment of acne and rosacea and (ii) research and development services. The performance obligation to deliver the license was satisfied upon execution of the Almirall Collaboration Agreement in July 2007.  All research and development services were completed by December 2010.  The options provided to Almirall for additional development services do not provide Almirall with a material right as these services will not be provided at a significant or incremental discount.  As such, the option services are not performance obligations. As the performance obligation to deliver the license was satisfied in 2007 and research and development services were completed by December 2010, all subsequent milestone payments are recognized as revenue when the risk of significant reversal is resolved, generally when the milestone event occurs.

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

Almirall is also obligated to pay the Company tiered royalties, ranging from the mid-single digits to the low double digits, based on net sales of tetracycline compounds developed under the Almirall Collaboration Agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term. Almirall’s obligation to pay the Company royalties for each tetracycline compound it commercializes under the Almirall Collaboration Agreement expires on the later of the expiration of the last to expire patent that covers the tetracycline compound in the U.S. and the date on which generic drugs that compete with the tetracycline compound reach a certain threshold market share in the U.S.

Royalty payments will be recognized when the sales occur. The Company recognized $1.9 million of royalty revenue recognized for sales of SEYSARA in the U.S. by Almirall for the year ended December 31, 2019 under the Almirall Collaboration Agreement. During the fourth quarter of 2019, royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenues will be adjusted for in the period in which they become known, which is expected to be the following quarter.

In February 2020, we entered into (i) an ex-U.S. license agreement with Almirall, or the Ex-U.S. License, under which Almirall granted to us an exclusive license in and to certain technology owned or in-licensed by Almirall or its affiliates in order to research, develop, manufacture and commercialize sarecycline for the treatment of acne in all countries other than the U.S. and (ii) a license agreement with Almirall that is specific to China, or the China License, under which we granted to Almirall an exclusive license in and to certain technology owned or in-licensed by us or our affiliates in order to research, develop and commercialize sarecycline for the treatment of acne in the greater China region.

Under the terms of the China License, Almirall is responsible for and is obligated to use commercially reasonable efforts to develop and commercialize sarecycline for the treatment of acne, including requirements to (i) file an Investigational New Drug Application (or analogous foreign submission) for sarecycline for the treatment of acne in the greater China region in calendar year 2020, (ii) receive regulatory approval for sarecycline for the treatment of acne in the greater China region within seven years following such submission and (iii) commercialize sarecycline for the treatment of acne in the greater China region within eighteen  months after obtaining regulatory approval. If Almirall does not satisfy the diligence requirements set forth in subclauses ii or iii above, we may terminate the China License.

We have agreed during the term of the Ex-U.S. License to use commercially reasonable efforts to not, directly or indirectly, make sarecycline products commercialized by us, our affiliates or our sublicensees available for resale in U.S., and Almirall has agreed during the term of the Ex-U.S. License to use commercially reasonable efforts to not, directly or indirectly, make sarecycline products commercialized by Almirall, their affiliates or their sublicensees available for resale outside of the greater China region. Similarly, we have agreed during the term of the China License to use commercially reasonable efforts to not, directly or indirectly, make sarecycline products commercialized by us, our affiliates or our sublicensees available for resale in the greater China region, and Almirall has agreed during the term of the China License to use commercially reasonable efforts to not, directly or indirectly, make sarecycline products commercialized by Almirall, their affiliates or their sublicensees available for resale outside of the greater China region, other than as provided in the Almirall Collaboration Agreement.

In connection with the Ex-U.S. License, we pay Almirall, on a country-by-country and product-by-product basis, (i) for eight  years following the first commercial sale of a sarecycline product in a country, a royalty in the middle-single digits on our or our affiliates’ nets sales of sarecycline products outside of the U.S., subject to certain standard reductions, and (ii) for fifteen years following the first commercial sale of a sarecycline product in a country, a percentage of the consideration (e.g., milestones, royalties) we receive from sublicensees in connection with developing and commercializing sarecycline outside of the U.S., which ranges from one-fifth to one-half of such consideration, subject to certain standard reductions. In connection with the China License, for fifteen years following the first commercial sale of a sarecycline product in China, Almirall pays us a royalty in the high-single digits on their, their affiliates’ or their sublicensees’ net sales of sarecycline products in the greater China region, subject to certain standard reductions.

Purdue Pharma L.P.

In July 2009, the Company and Purdue Pharma L.P., or Purdue Pharma, entered into a collaboration agreement, or the Purdue Collaboration Agreement, which granted an exclusive license to Purdue Pharma to commercialize Intermezzo in the U.S. in exchange for a non-refundable license fee, certain milestone payments and tiered royalties on net sales of Intermezzo.

In December 2013, Purdue Pharma notified the Company that it intended to discontinue use of the Purdue Pharma sales force to actively market Intermezzo to healthcare professionals during the first quarter of 2014.

In October 2014, the Company announced that its Board of Directors had approved a special dividend of, among other things, the right to receive, on a pro rata basis, 100% of any royalty income received by the Company pursuant to the Purdue Collaboration Agreement and 90% of any cash proceeds from a sale or disposition of Intermezzo, less fees and expenses incurred in connection with such activity, to the extent that either occurred prior to the second anniversary of the closing date of the Merger. On October 28, 2016, in satisfaction of the Company’s payment obligation of the proceeds of sale or disposition of the Intermezzo assets to the former Transcept stockholders under the Merger Agreement, the Company executed a royalty sharing agreement, or the Royalty Sharing Agreement, with the Special Committee of the Company’s Board of Directors, a committee established in connection with the Merger. Under the Royalty Sharing Agreement, the Company agreed to pay to the former Transcept stockholders 50% of all royalty income received by the Company pursuant to the Purdue Collaboration Agreement, net of all costs, fees and expenses incurred by the Company in connection with the Purdue Collaboration Agreement, related agreements, the Intermezzo product and the administration of the royalty income to the Transcept stockholders. The NDA for Intermezzo was then withdrawn from the FDA by Purdue Pharma as of December 31, 2018 and further sales of the drug are not planned.  Neither the Company nor the former shareholders of Transcept will receive future cash payments pursuant to the Royalty Sharing Agreement.  As such, the Company impaired the remaining balance of the Intermezzo product rights during the fourth quarter of 2018.

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

The Company issued Tufts 1,024 shares of the Company’s common stock on the date of execution of the original license agreement, and the Company was required to make certain payments of up to $0.3 million to Tufts upon the achievement by products developed under the agreement of specified development and regulatory approval milestones. The Company made a payment of $50,000 to Tufts for achieving the first milestone following commencement of the Phase 3 clinical trial for omadacycline and a payment of $100,000 to Tufts for achieving the second milestone following its first marketing application submitted in the U.S. The third, and final, payment of $150,000 became due upon FDA approval of omadacycline in October 2018. The Company is also obligated to pay Tufts a minimum royalty payment in the amount of $25,000 per year. In addition, the Company is obligated to pay Tufts royalties based on gross sales of products, as defined in the agreement, ranging in the low single digits depending on the applicable field of use for such product sale. If the Company enters into a sublicense under the agreement, based on the applicable field of use for such product, the Company will be obligated to pay Tufts (i) a percentage, ranging from 10% to 14% (ten percent to fourteen percent) for compounds other than omadacycline, and a percentage in the single digits for the compound omadacycline, of that portion of any sublicense issue fees or maintenance fees received by the Company that are reasonably attributable to the sublicense of the rights granted to the Company under the Tufts License Agreement and (ii) the lesser of (a) a percentage, ranging from the low tens to the high twenties based on the applicable field of use for such product, of the royalty payments made to the Company by the sublicensee or (b) the amount of royalty payments that would have been paid by the Company to Tufts if it had sold the product.

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

The Company incurred $0.2 million of royalty expense for the year ended December 31, 2019 under the Tufts License Agreement.

Past Collaborations

Novartis

In September 2009, the Company and Novartis International Pharmaceutical Ltd., or Novartis, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. The Company and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, European Medicines Agency, or EMA, or any regulatory agency, but only to the extent the Company had not previously granted such commercialization rights related to omadacycline to another third party as of any such approval. The Company also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by the Company in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. The first royalty payment became payable as of March 31, 2019. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $3.4 million and $3.6 million as of December 31, 2019 and December 31,

2018, respectively, included within “Other Long-Term Liabilities” on the Company’s consolidated balance sheet. In addition, a short-term liability of $0.1 million included within “Other current liabilities” on the Company’s consolidated balance sheet as of December 31, 2019 represents the portion of royalty payments due to Novartis within twelve months. No short-term portion existed as of December 31, 2018. There are no other payment obligations to Novartis under the Novartis Agreement or the amended Novartis Letter Agreement. There are no other payment obligations to Novartis under the Novartis Agreement or the amended Novartis Letter Agreement.

6.	Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated statement of cash flows that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$102,302	$46,987
Short-term restricted cash	324	266
Long-term restricted cash	3,007	249
Total cash, cash equivalents and restricted cash shown on the consolidated statement of cash flows	$105,633	$47,502

Short-term restricted cash

On May 1, 2019, the Company deposited $4.0 million into an interest reserve account in conjunction with the funding of a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, executed with Healthcare Royalty Partners III, L.P. Payments of interest under the Royalty-Backed Loan Agreement are made quarterly using royalty payments received since the immediately preceding payment date under the Almirall Collaboration Agreement. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the Company will cover the balance of the interest payment due from the interest reserve account.  Refer to Note 16, Long-Term Debt, for further details. As of December 31, 2019, restricted cash of $0.3 million represents the estimated amount that is expected to be paid to Healthcare Royalty Partners III, L.P. out of the interest reserve account within the next twelve months.  As of December 31, 2018, restricted cash of $0.3 million primarily represented royalty income received but not yet paid to former stockholders of Transcept Pharmaceuticals, Inc., or Transcept, as part of the royalty sharing agreement, or the Royalty Sharing Agreement, executed by the Company in October 2016 with the Special Committee of the Company’s Board of Directors, which was established in connection with the business combination between privately-held Paratek Pharmaceuticals, Inc. and Transcept in October 2014, or the Merger. This amount was paid to former stockholders of Transcept in the first quarter of 2019.

Long-term restricted cash

The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. Refer to Note 18, Commitments and Contingencies, for further details. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of December 31, 2019 and 2018, naming the landlord as beneficiary.

As of December 31, 2019, long term restricted cash of $2.7 million represents the remaining balance in the interest reserve account that is expected to be paid to Healthcare Royalty Partners III, L.P. after December 31, 2020.

7.	Cash and Cash Equivalents and Marketable Securities

The following is a summary of available-for-sale securities as of December 31, 2019 and 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2019
U.S. treasury securities	$113,003	$89	$(15)	$113,077
Total	$113,003	$89	$(15)	$113,077
December 31, 2018
U.S. treasury securities	$245,979	$65	$(193)	$245,851
Total	$245,979	$65	$(193)	$245,851

No available-for-sale securities held as of December 31, 2019 and 2018 had remaining maturities greater than twelve months and fifteen months, respectively.

8.	Fixed Assets, Net

Fixed assets consist of the following (in thousands):

	Estimated	December 31,
	In Years	2019	2018
Office equipment	5	$866	$866
Machinery and equipment	5	567	—
Computer equipment	3	412	412
Computer software	3	798	798
Leasehold improvements		920	909
Gross fixed assets		3,563	2,985
Less: Accumulated depreciation and amortization		(2,336)	(1,812)
Net fixed assets		$1,227	$1,173

In addition, leasehold improvements are amortized over the shorter of the lease term or the estimated useful economic lives of the related assets.

Depreciation expense for the years ended December 31, 2019 and 2018 was approximately $0.5 million and $0.6 million, respectively, which is included in selling, general and administrative and research and development expense on the accompanying consolidated statements of operations and comprehensive loss.

9.	Inventories, Net

The following table presents inventories (in thousands):

	December 31,
	2019	2018
Work in process	$9,330	$598
Finished goods	2,249	—
Total inventories	$11,579	$598

When recorded, inventory reserves reduce the carrying value of inventories to their net realizable value. The Company reviews inventories on hand at least quarterly and records provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. No inventory reserves existed as of December 31, 2019 and 2018.

10.	Intangible Assets, Net

No intangible assets existed for the year ended December 31, 2019. In 2018, intangible assets represented Intermezzo product rights and the TO-2070 license rights were acquired through the Merger. Refer to Note 5, License and Collaboration Agreements, for further detail concerning Intermezzo.  Intangible assets are reviewed when events or circumstances indicate that the assets might be impaired. An impairment loss would be recognized when the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets.  If it is determined that the intangible asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying value of the intangible asset over its fair value. During 2018, the NDA for Intermezzo was withdrawn from the FDA by Purdue Pharma and further sales of the drug are not planned.  As such, the Company impaired the remaining balance of the Intermezzo product rights during 2018.

11.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2019	2018
Accrued legal costs	$181	$366
Accrued other	95	809
Accrued professional fees	876	750
Accrued interest	2,264	1,813
Accrued compensation	7,580	6,070
Accrued contract research	1,612	1,747
Accrued commercial	1,445	1,280
Accrued manufacturing	1,026	2,784
Accrued sales allowances	1,492	—
Accrued inventory	125	—
Total	$16,696	$15,619

12.	Common Stock

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

On December 1, 2017, we filed a registration statement on Form S-3 with the SEC, which was declared effective on December 8, 2017, to sell certain of our securities in an aggregate amount of up to $250.0 million. As of December 31, 2019, $222.6 million remains available on this shelf registration statement, with $22.6 million reserved for potential sales under the 2019 Sales Agreement.

In February 2017, the Company entered into Controlled Equity OfferingSM Sales Agreements, or the 2017 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, under which the Company could, at its discretion, from time to time sell shares of its common stock, with a sales value of up to $50 million through Cantor. The Company provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the Sales Agreements were to be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has sold 2,102,315 shares of common stock pursuant to the 2017 Sales Agreement for $47.7 million in proceeds, after deducting commissions of $1.5 million. The Company received $1.7 million in proceeds, after deducting commissions of $0.1 million, from the sale of 96,308 shares of common stock, during the year ended December 31, 2018, under the 2017 Sales Agreement.  None of these sales occurred during the year ended December 31, 2019. The 2017 Sales Agreement was terminated effective on June 22, 2019.

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

The Company is not obligated to make any sales of common stock under the 2019 Sales Agreement. The Company has sold 6,524,194 shares of common stock pursuant to the 2019 Sales Agreement for $26.6 million in proceeds, after deducting commissions of $0.8 million during the year ended December 31, 2019. As of February 28, 2020, the Company has sold an additional 2,334,107 shares of common stock pursuant to the 2019 Sales Agreement for $9.1 million in proceeds, after deducting commissions of $0.3 million. As of February 28, 2020, $13.2 million remains available for sale under the 2019 Sales Agreement.

The offering of shares of the Company’s common stock pursuant to the 2019 Sales Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the 2019 Sales Agreement, or (ii) termination of the 2019 Sales Agreement in accordance with its terms.

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

13.	Preferred Stock

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

There are no shares of preferred stock issued or outstanding as of December 31, 2019 and 2018.

14.	Fair Value Measurements

Financial instruments, including cash, cash equivalents, restricted cash, money market funds, U.S. treasury securities, accounts receivable, accounts payable, accrued expenses, and contingent obligations, are carried on the consolidated financial statements at amounts that approximate fair value. The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date.  The fair value of the Company’s debt (including the Notes as defined in Note 16, Long-Term Debt), is $191.3 million as of December 31, 2019 and $179.3 million as of December 31, 2018. The fair value of the Company’s debt was determined using Level 3 inputs.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2019
Assets:
U.S. treasury securities	$113,077	$—	$—	$113,077
Total Assets	$113,077	$—	$—	$113,077

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2018
Assets:
U.S. treasury securities	$245,851	$—	$—	$245,851
Total Assets	$245,851	$—	$—	$245,851

Marketable Securities

U.S. treasury securities fair values can be obtained through quoted market prices in active exchange markets and are therefore classified as Level 1.

15.	Stock-Based and Incentive Compensation

Certain employees, officers, directors and consultants have been granted options and other equity instruments to purchase common shares under plans adopted in 2006, 2014 and 2015, or the 2006 Plan, the 2014 Plan, the 2015 Plan, respectively, the 2015 Inducement Plan and the 2017 Inducement Plan. Upon effectiveness of the 2015 Plan no further awards will be granted under the 2006 Plan and 2014 Plan.

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

Stock option exercises and restricted stock units are settled with newly issued common stock from the 2006 Plan’s previously authorized and available pool of shares. A total of 200,206 shares of common stock was authorized for issuance pursuant to the 2006 Plan at the time of its most recent amendment and restatement in 2010, plus the number of shares of the Company’s common stock available for issuance under a previous plan that were not subject to outstanding options, as of the effective date of such amendment and restatement of the 2006 Plan (including shares that are subject to stock options outstanding under the previous plan that expired, were cancelled or otherwise terminated unexercised, or shares that otherwise would have reverted to the share reserve of the 2001 Plan following such effective date). The number of shares of common stock reserved for issuance under the 2006 Plan increased automatically on the first day of each fiscal year by a number of shares equal to the least of: (i) 5.0% of shares of the Company’s common stock outstanding on such date; (ii) 125,000 shares; or (iii) a smaller number determined by the Company’s Board of Directors. This provision resulted in an additional 125,000 shares, and 125,000 shares, and of the Company’s common stock becoming available for issuance on January 1, 2015 and January 1, 2014.

As of December 31, 2019 and 2018, no additional shares remained available for issuance under the 2006 Plan.   All shares cancelled or forfeited during the years ended December 31, 2019 and 2018 became available for grant under the 2015 Plan.

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

During the year ended December 31, 2015, prior to the effectiveness of the 2015 Plan, the Company’s Board of Directors granted 24,000 stock options to directors, officers, employees and consultants to the 2014 Plan with time vesting provisions ranging from one to four years.  As of December 31, 2019 and 2018, no additional shares remained available for issuance the 2014 Plan. All shares cancelled or forfeited during the years ended December 31, 2019 and 2018 became available for grant under the 2015 Plan.

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

The Company has not made any additional grants under the 2015 Inducement Plan since December 31, 2015.  Although the Company does not currently anticipate the issuance of additional stock options under the 2015 Inducement Plan, 306,500 shares remain available for grant under that plan, as well as any shares underlying outstanding stock options that may become available for grant pursuant to the plan’s terms. It is therefore possible that the Company may, based on the business and recruiting needs of the Company, issue additional stock options under the 2015 Inducement Plan.

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

The number of shares available for issuance under the 2015 Plan was initially 1,200,000 shares, plus the number of shares that again become available for grant as a result of forfeited or terminated awards or shares withheld in satisfaction of the exercise price of withholding obligations associated with awards under the Prior Plans, not to exceed 2,000,000 shares. 1,991,387, 1,612,969 and 1,397,050 shares of common stock were automatically added to the shares authorized for issuance under the 2015 Plan on January 1, 2020, January 1, 2019 and January 1, 2018, respectively, pursuant to a “Share Reserve” provision contained in the 2015 Plan.  The Share Reserve will automatically increase on January 1st of each year, for the period commencing on (and including) January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur.

During the year ended December 31, 2017, the Company’s Board of Directors granted restricted stock unit awards to executives and employees of the Company.  Certain of the grants included PRSU awards to certain executives and employees of the Company. The PRSU awards issued in February 2017 have vested as follows: 20% of the PRSUs vested upon achievement of data lock for Study 16301 (oral only ABSSSI), which occurred in July 2017; 30% of the PRSUs vested upon achievement of IV and oral NDA filing acceptances, which occurred in April 2018; and 50% of the PRSUs vested upon FDA approval of omadacycline, which occurred in October 2018.  400,500 shares vested during the year ended December 31, 2018 related to the February 2017 PRSU award resulting in compensation cost of $4.2 million.

The PRSU awards issued in August 2017 and January 2018 were earned upon FDA approval of omadacycline, or the Milestone, and shall, upon achievement of the Milestone, which occurred in October 2018, be eligible to vest as to 100% of the PRSUs subject to the award on the first anniversary of the Milestone achievement date.  No shares vested under the August 2017 or January 2018 PRSU awards during the year ended December 31, 2018. Since the Milestone was achieved, the Company recognized compensation cost of $1.0 million and $4.0 million for the performance condition during the years ended December 31, 2019 and 2018, respectively using the accelerated attribution method.250,500 shares vested during the year ended December 31, 2019 on the first anniversary of the Milestone achievement date.

During the year ended December 31, 2018, the Company’s Board of Directors granted PRSU awards to certain executives and employees of the Company and have vested or will vest as follows: (a)10/55 shall be earned and time vest on achievement of EMA filing preliminary validation, which occurred in October 2018, (b) 20/55 shall be earned and time vest on achievement of EMA approval, and (c) 25/55 shall be earned on achievement of the launch of omadacycline in the U.S. and time vest on the date that is 15 months following such launch date.  86,750 shares vested during the year ended December 31, 2018 related to milestone (a) above, resulting in compensation cost of $1.2 million. Since the Company believes it is probable that milestone (c) above will be achieved, the Company recognized compensation cost, for a total of $0.8 million and $1.2 million for the performance condition during the years ended December 31, 2019 and 2018, respectively, using the accelerated attribution method. During the year ended December 31, 2019, the Company’s Board of Directors modified the vesting terms related to the PRSUs in (b) above which were expected to time vest on achievement of EMA approval. The Company determined the awards were probable of vesting under the modified conditions. The modification resulted in 136,000 shares vesting during the year ended December 31, 2019 and total compensation cost of $0.5 million.

During the year ended December 31, 2019, the Company’s Board of Directors granted 2,211,740 restricted stock unit, or RSU, awards and 56,210 stock options to directors, officers, employees and consultants of the Company under the 2015 Plan. The stock option awards are generally subject to time-based vesting over a period of one to four years.  The RSU awards made to officers of the Company are subject to time-based vesting, with 1/4 of the award vesting on December 10, 2019, or the Initial Vesting Date, and an additional 3/8 vesting on each anniversary of the Initial Vesting Date. The grants also included PRSU awards to certain executives and employees of the Company and will vest as follows: (a) 25/60 and (b) 25/60, each, on certain next product revenue achievements and (c) the remaining 10/60 on certain other business achievements. Since the Company believes it is probable that milestone (a) and (b) above will be achieved, the Company recognized compensation cost, for a total of $1.3 million for the performance conditions during the year ended December 31, 2019 using the accelerated attribution method.

546,923 RSUs and 442,770 stock options granted under the 2015 Plan were cancelled, forfeited or expired during the year ended December 31, 2019.

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

During the year ended December 31, 2019, the Company’s Board of Directors granted 140,350 stock options and 63,600 RSUs to employees of the Company under the 2017 Inducement Plan. The stock option awards are generally subject to time-based vesting over a period of one to four years. The RSU awards are generally time-based with 100% of the shares of common stock subject to the RSUs vesting three years from the grant date. 30,700 RSUs and 37,315 stock options granted under the 2017 Inducement Plan were forfeited during the year ended December 31, 2019.

Total shares available for future issuance under the 2015 Plan, 2015 Inducement Plan and 2017 Inducement Plan are 533,556, 306,500 and 403,015 shares, respectively, as of December 31, 2019.

A summary of stock option activity and related information through December 31, 2019 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted– Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding
Balances at December 31, 2018	3,777,162	$16.65	7.10	$506
Granted	196,560	4.60
Cancelled or forfeited	(737,649)	18.29
Balances at December 31, 2019	3,236,073	$15.54	6.30	$90
Exercisable
December 31, 2019	2,798,600	$16.10	5.93	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that were in the money at December 31, 2019 and 2018.

During the years ended December 31, 2019 and 2018, the Company granted stock options to purchase an aggregate of 196,560 shares and 316,275 shares of its common stock, under the equity plans described above, respectively, with weighted-average grant date fair values of options granted of $2.69 and $7.63 and respectively.

No stock options were exercised during the year ended December 31, 2019. The total intrinsic value of stock options exercised was $0.4 million for the year ended December 31, 2018.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the year ended December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested balance at December 31, 2018	1,470,237	$15.28
Granted	2,275,340	6.01
Released	(862,546)	14.04
Forfeited	(577,623)	11.01
Unvested balance at December 31, 2019	2,305,408	$7.66

During the year ended December 31, 2019 the Company granted 2,275,340 restricted stock units with a weighted-average grant date fair value per share of $6.01. During the year ended December 31, 2018 the Company granted 1,273,958 restricted stock units with a weighted-average grant date fair value per share of $13.97. The aggregate fair value of restricted shares that vested during the years ended December 31, 2019 and 2018 was $12.1 million and $16.7 million, respectively.

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

The relevant data used to determine the value of the stock option grants is as follows:

	Year Ended December 31,
	2019	2018
Volatility	63.4%	67.3%
Weighted average risk-free interest rate	2.0%	2.7%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	5.9	5.9

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018
Research and development expense	$3,568	$8,727
Selling, general and administrative expense	10,727	16,758
Total stock-based compensation expense	$14,295	$25,485

Total unrecognized stock-based compensation expense for all stock-based awards was $13.5 million at December 31, 2019. This amount will be recognized over a weighted-average period of 1.57 years.

2009 Employee Stock Purchase Plan

On June 3, 2009, at the annual meeting of stockholders, the stockholders of the Company approved the 2009 Employee Stock Purchase Plan, or the 2009 ESPP. The Company’s 2009 ESPP is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions and during specified offering periods under the plan. The price of common stock purchased under the 2009 ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. As of December 31, 2019 and 2018, 36,539 shares were available for issuance under the 2009 ESPP. Since the Merger, the Company has not made the 2009 ESPP available to employees.

2018 Employee Stock Purchase Plan

The Company’s Board of Directors adopted, and in June 2018 Company’s stockholders approved, the Paratek Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan, or the 2018 ESPP. The 2018 ESPP was amended in October 2018 to change the commencement dates of the offering periods. The maximum aggregate number of shares of our common stock that may be purchased under the 2018 ESPP will be 943,294 shares, or the ESPP Share Pool, subject to adjustment as provided for in the 2018 ESPP.  The ESPP Share Pool represented 3% of the total number of shares of our common stock outstanding as of March 31, 2018. The 2018 ESPP allows eligible employees to purchase shares during certain offering periods, which will be six -month periods commencing June 1 and ending November 30 and commencing December 1 and ending May 31 of each year.  The first offering under the 2018 ESPP was December 1, 2018. As of December 31, 2019, 761,648  shares remained available for issuance under the 2018 ESPP. During the year ended December 31, 2019, the Company issued 181,646 shares of common stock with proceeds of $0.5 million.

Reserved Shares

At December 31, 2019, the Company has reserved shares of common stock for future issuance as follows:

Number of Shares
Equity plans:
Shares subject to outstanding options and unvested restricted stock units	5,541,481
Shares available for future grants	1,243,071
Shares subject to warrants to purchase common stock	104,455
Shares issuable under employee stock purchase plan	798,187
Common stock issuable under outstanding convertible notes	10,377,361
Total	18,064,555

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

The Company will recognize the compensation cost over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance. The performance condition is not yet deemed probable; as such, no amounts were accrued under the Plan during the year ended December 31, 2019.

16.	Long-Term Debt

Hercules Loan Agreement

On June 27, 2019, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Hercules Loan Agreement, with Hercules Technology III, L.P., certain other lenders, together, the Lenders, and Hercules Capital, Inc. (as agent), under which the Company may borrow up to $100.0 million in multiple tranches, each, a Term Loan Tranche. The Amended Hercules Loan Agreement amends and restates in its entirety the prior Hercules Loan and Security Agreement with the Lenders dated as of September 30, 2015 to, among other things, provide for an extension of the scheduled maturity date of the $60.0 million Term Loan Tranche, or the First Tranche, from September 1, 2021 to September 1, 2023, upon certain events set forth in the Amended Hercules Loan Agreement, and an extension of the scheduled maturity date of the $10.0 million Term Loan Tranche, or the Second Tranche, and additional Term Loan Tranches (if any), from August 1, 2022 to August 1, 2024, upon certain events set forth in the Amended Hercules Loan Agreement. The Amended Hercules Loan Agreement also provides for an additional $10.0 million of additional Term Loan Tranches (up to a total of $30.0 million of additional Term Loan Tranches) that may be available to the Company, subject to approval by Hercules, in its sole discretion, whether to provide such tranches. As such there can be no assurance as to whether or not the additional Term Loan Tranches shall be funded.

The interest rate with respect to the First Tranche is a floating per annum rate equal to the greater of (i) 8.50% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.75%, and (ii) 8.50%. The interest rate with respect to the Second Tranche is, and the interest rate with respect to additional Term Loan Tranches (if any) will be, a floating per annum rate equal to the greater of (i) 7.85% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.75%, and (ii) 7.85%. An end of term charge equal to 4.5% with respect to $50.0 million of the First Tranche and equal to 2.25% with respect to the remaining $10.0 million of the First Tranche of the issued principal balance of the term loans is payable in September of 2020, and an end of term charge equal to 6.95% of the Second Tranche, and the Additional Term Loan Tranches (if any), of the issued principal balance of the term loans is payable at maturity, including in the event of any prepayment, and is being accrued as interest expense over the term of the term loans using the effective interest method. Payments under the Amended Hercules Loan Agreement with respect to the First Tranche are interest only until January 1, 2021, followed by equal monthly payments of principal and interest through the scheduled maturity date. Payments under the Amended Hercules Loan Agreement with respect to the Second Tranche are, and with respect to additional Term Loan Tranches (if any) will be, interest only until January 1, 2021 (which can be extended to May 1, 2021 or September 1, 2021, upon certain events set forth in the Amended Hercules Loan Agreement), followed by equal monthly payments of principal and interest through the scheduled maturity date. The Company’s obligations under the Amended Hercules Loan Agreement are secured by a security interest in substantially all of its and Paratek Pharma, LLC’s assets, other than intellectual property.

If the Company prepays the loan prior to maturity, it will pay the Lenders a prepayment charge, based on a percentage of the then outstanding principal balance, equal to 1.75% if the prepayment occured prior to January 1, 2020, or equal to 0% if the prepayment occurs on or after January 1, 2020. The Company did not prepay the loan prior to January 1, 2020.

The Amended Hercules Loan Agreement includes customary affirmative and restrictive covenants, including a liquidity covenant and a covenant against suffering a “change of control,” and also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of Lenders’ security interest or in the value of the collateral, cross acceleration to the debt and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Amended Hercules Loan Agreement.

Borrowings under the Amended Hercules Loan Agreement are collateralized by substantially all of the assets of the Company.

Upon an Event of Default, an additional 5.0% interest would be applied, and Hercules could, at its option, accelerate and demand payment of all or any part of the term loans together with the prepayment and end of term charges. An Event of Default is defined in the Amended Hercules Loan Agreement as (i) failure to make required payments; (ii) failure to adhere to financial, operating and reporting loan covenants; (iii) an event or development occurs that would be reasonably expected to have a material adverse effect; (iv) false representations in the Amended Hercules Loan Agreement; (v) insolvency, as described in the Amended Hercules Loan Agreement; (vi) levy or attachments on any of the Company's assets; and (vii) default of any other agreement or subordinated debt greater than $1.0 million. In the event of insolvency, this acceleration and declaration would be automatic. In addition, in connection with the Amended Hercules Loan Agreement, the Company agreed to provide Hercules with a contingent security interest in the Company's bank accounts. The Company's control of its bank accounts is not adversely affected unless Hercules elects to obtain unilateral control of the Company's bank accounts by declaring that an Event of Default has occurred. The principal of the term loans, which is not due within 12 months of December 31, 2019, has been classified as long-term debt.

The modified terms under the Amended Hercules Loan Agreement were not considered substantially different as compared to the terms of the Amended Hercules Loan Agreement immediately prior to the Amended Hercules Loan Agreement, pursuant to ASC 470-50, Modification and Extinguishment. As such, the Amended Hercules Loan Agreement was accounted for as a debt modification.

The Company recognized interest expense of $6.8 and $7.4 million for the years ended December 31, 2019 and 2018, respectively.

The following table summarizes the impact of the Amended Hercules Loan Agreement, as amended, on the Company’s consolidated balance sheets at December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Gross proceeds	$70,000	$70,000
Unamortized debt discount costs	(361)	(606)
Carrying Value	$69,639	$69,394

Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Future principal payments, which exclude the end of term charges, in connection with the Amended Hercules Loan Agreement, as amended, as of December 31, 2019 are as follows (in thousands):

2019	$—
2020	—
2021	65,835
2022	4,165
2023 and thereafter	—
Total	$70,000

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

The Company has evaluated the Indenture for derivatives pursuant to ASC 815, Derivatives and Hedging, or ASC 815, and identified an embedded derivative that requires bifurcation as the feature is not clearly and closely related to the host instrument. The embedded derivative is a default provision, which could require additional interest payments. The Company has determined that the fair value of this embedded derivative was nominal during the year ended December 31, 2019.

The Company evaluated the conversion feature and determined it was not within the scope of ASC 815 and therefore is not required to be accounted for separately. The Company concluded that the embedded conversion option is not subject to separate accounting pursuant to either the cash conversion guidance or the beneficial conversion feature guidance.  Under the general conversion guidance in ASC 470, Debt, all of the proceeds received from the Notes was recorded as a liability on the consolidated balance sheet.

The following table summarizes how the issuance of the Notes is reflected in the Company’s consolidated balance sheets at December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Gross proceeds	$165,000	$165,000
Unamortized debt discount costs	(4,531)	(5,434)
Carrying Value	$160,469	$159,566

The Company recognized coupon interest expense of $7.8 million and amortization expense on the debt issuance costs of $0.9 million for the year ended December 31, 2019. The Company recognized coupon interest expense of $5.4 million and amortization expense on the debt issuance costs of $0.6 million for the year ended December 31, 2018.

Royalty-Backed Loan Agreement

On February 25, 2019, the Company, through its wholly-owned subsidiary Paratek Royalty Corporation, or the Subsidiary, entered into a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, with Healthcare Royalty Partners III, L.P., or the Lender. Pursuant to the terms of the Royalty-Backed Loan Agreement, the Subsidiary borrowed a $32.5 million loan, which was secured by, and is being repaid based upon, royalties from the Almirall Collaboration Agreement. On May 1, 2019, the Company received $27.8 million, net of $0.5 million lender discount, $0.2 million in lender expenses incurred, and $4.0 million that was deposited into an interest reserve account. The Company also paid $1.2 million in other lender fees related to the Royalty-Backed Loan Agreement.

Under the Royalty-Backed Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 12.0%.  Payments of interest under the Royalty-Backed Loan Agreement will be made quarterly, beginning in August 2019, using the Almirall Collaboration Agreement royalty payments received since the immediately preceding payment date. On each interest payment date, any royalty payments in excess of accrued interest on the loan will be used to repay the principal of the loan until the balance is fully repaid.  In addition, the Subsidiary will make up-front payments to the Lender of (i) a 1.5% fee and (ii) up to $300,000 for the Lender’s expenses. The Royalty-Backed Loan Agreement matures on May 1, 2029, at which time, if not earlier repaid in full, the outstanding principal amount of the loan, together with any accrued and unpaid interest, and all other obligations then outstanding, shall be due and payable in cash. The Company has entered into a Pledge and Security Agreement in favor of the Lender, pursuant to which the Subsidiary’s obligations under the Loan Agreement are secured by a pledge of all of the Company’s holdings of the Subsidiary’s capital stock.

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

The Company recognized interest expense of $2.7 million for the year ended December 31, 2019.

The following table summarizes the impact of the Royalty-Backed Loan Agreement on the Company’s consolidated balance sheets for the years ended December 31, 2019 and December 31, 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Gross proceeds	$32,500	$—
Unamortized debt discount costs	(1,880)	—
Carrying Value	$30,620	$—

Long-term debt on the Company’s consolidated balance sheets at December 31, 2019 includes the carrying value of the Amended Hercules Loan Agreement, the Notes and the Royalty-Backed Loan Agreement. Long-term debt on the Company’s consolidated balance sheet at December 31, 2018 includes the carrying value of the Amended Hercules Loan Agreement and the Notes.

17.	Income Taxes

Loss before income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2019	2018
United States	$(120,302)	$(106,654)
Foreign	(8,187)	(5,200)
Total	$(128,489)	$(111,854)

The components of income tax expense consist of the following:

	Year Ended December 31,
(in thousands)	2019	2018
Foreign	301	502
Total	$301	$502

There is no provision for income taxes in the U.S. because the Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred tax assets. The provision for income taxes in foreign jurisdictions relate to withholding taxes incurred in connection with the Zai Collaboration Agreement. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in valuation allowance.

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Year Ended December 31,
	2019	2018
Federal statutory rate	21.00%	21.00%
Change in valuation allowance	(20.43)	(22.16)
Non-deductible interest	(1.43)	(1.12)
Stock compensation	(3.00)	(0.69)
Permanent differences	(0.03)	(0.71)
State taxes, net of federal benefits	4.07	4.16
Withholding tax	(0.23)	(0.45)
Foreign rate differential	(1.34)	(0.98)
Federal R&D credits	1.06	1.13
Other	0.10	(0.63)
	(0.23)%	(0.45)%

Significant components of the Company’s net deferred tax assets at December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
(in thousands)	2019	2018
Non-current deferred tax assets
Net operating losses	$125,341	$95,273
Accrued expenses	2,869	245
Capitalized research and development	17,195	21,296
Tax credit carryforwards	13,413	12,757
Other	100	95
Stock compensation and other	8,943	11,334
Total non-current deferred tax assets	167,861	141,000
Non-current deferred tax liabilities
Right-of-use asset	(668)	—
Total non-current deferred tax liabilities	(668)	—
Net non-current deferred tax asset	167,193	141,000
Less: valuation allowance	(167,193)	$(141,000)
Net deferred tax asset	$—	$—

As of December 31, 2019, the Company had federal and state net operating loss carryforwards of $482.2 million and $362.5 million, respectively, which begin to expire in 2024 and 2034, respectively.  The Company's federal net operating losses include $202.3 million, which can be carried forward indefinitely.

As of December 31, 2019, the Company had federal and state research and development tax credits carryforwards of $11.7 million and $2.1 million, respectively, which begin to expire in 2020.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are composed principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of $167.2 million and $141.0 million, respectively, was established as of December 31, 2019 and 2018. A change in the Company's valuation allowance was recorded in 2019, in the amount of $26.2 million due primarily to the generation of net operating losses.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The earliest tax years that remain subject to examination by jurisdiction is 2016 for both federal and Massachusetts. However, to the extent the Company utilizes net operating losses from years prior to 2016, the statute remains open to the extent of the net operating losses or other credits are utilized. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. There was no interest or penalties pertaining to uncertain tax positions in 2019 or 2018.

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

The reporting results for fiscal year 2019 reflect the application of ASC 842 guidance while the historical results for fiscal year 2018 were prepared under the guidance of ASC 840.

The following table contains a summary of the lease costs recognized under Topic 842 and other information pertaining to the Company’s operating leases for year ended December 31, 2019:

Lease cost (in thousands)
Operating lease cost	$1,021
Variable lease cost	124
Total lease cost	$1,145
Cash paid for amounts included in the measurement of lease liabilities:	$1,060

Other information
Weighted average remaining lease term (in years)	3.6
Weighted average discount rate	8.75%

Future minimum operating lease obligations under non-cancelable operating leases with initial terms of more than one-year as of December 31, 2019, are as follows:

Maturity of lease liabilities (in thousands)	As of December 31, 2019
2020	$1,178
2021	964
2022	508
2023	518
2024 and thereafter	396
Total lease payments	$3,564
Less: imputed interest	(512)
Total operating lease liabilities	$3,052

The total operating liability is presented on the Company’s consolidated balance sheet based on maturity dates. $1.0 million of the total operating liabilities is classified under “other current liabilities” for the portion due within twelve months, and $2.1 million is classified under “long-term lease liability”.

The Company is party to a manufacturing and services agreement for which space within the manufacturing facility will be leased. This lease has not yet commenced as of the reporting date and is not included in the maturity table above.

Deferred rent of $0.5 million is included in other liabilities in the consolidated balance sheet as of December 31, 2018.

Rent expense, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $1.0 million the year ended December 31, 2018 and is reflected in operating expenses.

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

Carbogen

In December 2016, the Company entered into a manufacturing and services agreement with CARBOGEN AMCIS AG, or Carbogen. The agreement, as subsequently amended, provides for the terms and conditions under which Carbogen will manufacture and supply to the Company the active pharmaceutical ingredient for our omadacycline drug products in bulk quantities, or the Carbogen Product. Under this agreement, the Company is responsible for the cost and supply of crude omadacycline that Carbogen requires to manufacture the Carbogen Products and perform related services. The Company is obligated to pay Carbogen an amount in the seven-digit U.S. dollar range per batch of Carbogen Product that the Company orders, depending on the size of the campaign, and the price may be adjusted in accordance with the terms of the agreement. The Company may also request that Carbogen perform certain services related to the Carbogen Product, for which the Company will pay reasonable compensation to Carbogen.

The Company’s agreement with Carbogen will remain in effect for a fixed initial term and subsequent renewal terms.  Both parties, however, are required to use diligent efforts to replace the existing agreement with a subsequent long-term agreement. The Company may terminate this agreement by delivering notice of termination to Carbogen. The agreement may also be terminated under certain other circumstances, including by either party due to a material uncured breach by the other party or the other party’s insolvency.

Almac

In December 2016, the Company entered into a manufacturing and services agreement with Almac Pharma Services Limited, or Almac. The agreement provides for the terms and conditions under which Almac will manufacture, package and supply to the Company omadacycline oral solid dosage tablets in bulk form, or the Almac Products. Under this agreement, the Company is required to use commercially reasonable efforts to timely provide Almac with the active pharmaceutical ingredient needed to manufacture the Almac Products and perform related services. The Company is obligated to pay a supply price in the five-digit range in Great Britain Pounds per batch of the Almac Products, subject to adjustments as provided in the agreement. Beginning in February 2020, the Company is also subject to an annual minimum revenue commitment in the six-digit GBP range. The Company will also negotiate with Almac, as part of each individual scope of work, the reasonable costs for the services to be performed for the Company by Almac.

In July 2019, the Company entered into a separate packaging and supply agreement with Almac to expand the packaging services performed by Almac. This packaging agreement provides for the terms and conditions under which Almac will provide primary packaging, labelling, storage and related services for Almac Products and the secondary packaging, labelling, storage and related services for injectable omadacycline in vials, which are manufactured and supplied by a third party to Almac. Under this agreement, the Company is required to provide certain intermediate materials necessary for Almac to perform these packaging services. The Company is obligated to pay a supply price in the five to six-digit range in U.S. Dollars per batch of packaged products, subject to adjustments as provided in the agreement. The Company will also negotiate with Almac the reasonable costs for any additional services to be performed for the Company by Almac as set forth in individual scopes of work; such services are governed by the packaging agreement.

Each of the Company’s agreements with Almac will remain in effect for a fixed initial term, after which each agreement will continue for successive renewal terms unless either the Company or Almac have given written notice of termination within a certain period prior to the expiration of the initial or then-current renewal term. The manufacturing agreement or packaging agreement may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency.

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

Patent Term Adjustment Suit

In January 2013, the Company filed suit in the Eastern District of Virginia against the U.S. Patent and Trademark Office, or the USPTO, seeking recalculation of the patent term adjustment of the ’131 Patent. Purdue Pharma has agreed to bear the costs and expenses associated with this litigation. In June 2013, the judge granted a joint motion to stay the proceedings pending a remand to the USPTO, in which the USPTO is expected to reconsider its patent term adjustment award in light of decisions in a number of appeals to the Federal Circuit, including Novartis AG v. Lee 740 F.3d 593 (Fed. Cir. 2014), or the Novartis decision. Since having issued final rules implementing the Novartis decision, the USPTO has been working through the civil action cases and issuing remand decisions. The Company’s case was on remand until the USPTO made its decision on the recalculation of the patent term adjustment. On September 28, 2016, the USPTO issued a decision that the patent term adjustment is 1,038 days, from which the ‘131 Patent expiration would be March 26, 2029.

Other Legal Proceedings

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually, or in the aggregate, a material adverse effect on its results of operations or financial condition. The Company does not believe that any of the above matters will result in a liability that is probable or estimable at December 31, 2019.

19.	401(k) Savings Plan

The Company maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Savings Plan’s matching formula. All matching contributions and participant contributions vest immediately. Contributions totaled $0.9 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively and have been recorded in the consolidated statements of operations.

20.	Quarterly Results (Unaudited)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands, except per share data)
	(unaudited)
Revenue	$1,598	$2,045	$3,934	$8,967
Operating expenses	34,914	32,166	32,944	32,149
Loss from operations	(33,316)	(30,121)	(29,010)	(23,182)
Other expense, net	(2,294)	(3,080)	(3,604)	(3,882)
Provision for income tax	—	—	—	301
Net loss	$(35,610)	$(33,201)	$(32,614)	$(27,365)
Net loss per share - basic and diluted	$(1.10)	$(1.02)	$(1.00)	$(0.81)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except per share data)
	(unaudited)
Revenue	$10	$40	$50	$17,017
Operating expenses	26,722	27,769	29,660	37,051
Loss from operations	(26,712)	(27,729)	(29,610)	(20,034)
Other expense, net	(1,038)	(2,004)	(2,473)	(2,253)
Provision for income tax	—	—	—	502
Net loss	$(27,750)	$(29,733)	$(32,083)	$(22,789)
Net loss per share - basic and diluted	$(0.91)	$(0.94)	$(1.01)	$(0.71)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2019, the design and operation of our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management, including our Chief Executive Officer and Principal Financial and Accounting Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included herein.

(b)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Paratek Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Paratek Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Paratek Pharmaceuticals, Inc. (the Company) maintained in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Paratek Pharmaceuticals, Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes and our report dated March 10, 2020 expressed an unqualified opinion thereon.

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
March 10, 2020

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2019 fiscal year pursuant to Regulation 14A for our 2020 Annual Meeting of Stockholders, or the 2020 Proxy Statement, and the information to be included in the 2020 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2020 Proxy Statement and is hereby incorporated by reference.

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

The information required by this item will be contained in the 2020 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2020 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2020 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the 2020 Proxy Statement and is hereby incorporated by reference.

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

(a)(3) Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization by and among Transcept Pharmaceuticals, Inc., Tigris Merger Sub, Inc., Tigris Acquisition Sub, LLC and Paratek Pharmaceuticals, Inc. dated as of June 30, 2014.	Form 8-K	001-36066	2.1	July 1, 2014

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock.	Form 8-K	001-36066	3.1	July 24, 2015

3.4	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	October 5, 2015

4.3	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	December 13, 2016

4.4	Form of Warrant Agreement issued to Hercules Capital, Inc.	Form 8-K	001-36066	4.1	June 29, 2017

4.5	Warrant Agreement issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.5	August 2, 2018

4.6	Warrant, dated as of April 7, 2014, issued to HBM Healthcare Investments (Cayman) Ltd.	Form 10-K	001-36066	10.22	April 2, 2015

4.7	Warrant, dated as of April 18, 2014 issued to K/S Danish BioVenture.	Form 10-K	001-36066	10.23	April 2, 2015

4.8	Warrant, dated as of April 7, 2014 issued to Omega Fund III, L.P.	Form 10-K	001-36066	10.24	April 2, 2015

4.9	Indenture, dated as of April 23, 2018, by and between the Company and U. S. Bank National Association (including the form of the 4.75% Convertible Senior Subordinated Note due 2024).	Form 8-K	001-36066	4.1	April 23, 2018

4.10	Form of 4.75% Convertible Senior Subordinated Note due 2024 (included in Exhibit 4.9)	Form 8-K	001-36066	4.1	April 23, 2018

4.11*	Description of Securities

10.1A+	2006 Incentive Award Plan, as amended and restated.	Form 10-K	001-36066	10.1A	March 9, 2016

10.1B+	Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan.	Form S-8	333-172041	99.2	February 3, 2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.1C+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2006 Incentive Award Plan, as amended.	Form 8-K	001-36066	10.1	February 10, 2015

10.2+	2009 Employee Stock Purchase Plan.	Form 8-K	000-51967	10.1	June 9, 2009

10.3+	2018 Employee Stock Purchase Plan, as amended.	Form 10-Q	001-36066	10.4	November 6, 2018

10.4A+	2014 Equity Incentive Plan, as amended.	Form S-8	333-201204	4.1	December 22, 2014

10.4B+	Form of Option Agreement under the 2014 Equity Incentive Plan, as amended.	Form S-8	333-201204	4.2	December 22, 2014

10.5A+	2015 Inducement Plan.	Form 8-K	001-36066	10.2	February 10, 2015

10.5B+	Form of Stock Option Grant Notice and Option Agreement under the 2015 Inducement Plan.	Form 8-K	001-36066	10.3	February 10, 2015

10.6A+	Paratek Pharmaceuticals, Inc. 2017 Inducement Plan, as amended	Form 8-K	001-36066	10.1	October 18, 2018

10.6B+	Form of Stock Option Grant Notice and Option Agreement under the 2017 Inducement Plan.	Form 8-K	001-36066	10.2	June 16, 2017

10.6C+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Inducement Plan.	Form 8-K	001-36066	10.3	June 16, 2017

10.7A+	2015 Equity Incentive Plan	Form S-8	333-205482	99.5	July 2, 2015

10.7B+	Form of Stock Option Grant Notice and Option Agreement under the 2015 Equity Incentive Plan	Form S-8	333-205482	99.6	July 2, 2015

10.7C+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.	Form S-8	333-205482	99.7	July 2, 2015

10.7D+	Form of Leadership Team Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.	Form 8-K	001-36066	10.1	August 4, 2017

10.7E+	Form of Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.	Form 10-K	001-36066	10.6E	March 6, 2018

10.7F+	Form of Director Stock Option Grant Notice and Option Agreement under the 2015 Equity Incentive Plan.	Form 10-K	001-36066	10.6F	March 6, 2018

10.8+	Paratek Pharmaceuticals, Inc. Annual Incentive Plan.	Form 8-K	001-36066	10.4	June 16, 2017

10.9+	Non-Employee Director Compensation Policy.	Form 10-K	001-36066	10.8	March 6, 2018

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.10A+	Revenue Performance Incentive Plan	Form 8-K	001-36066	10.1	October 4, 2018

10.10B+	Form of Award Agreement under the Revenue Performance Incentive Plan	Form 8-K	001-36066	10.2	October 4, 2018

10.11+	Form of Indemnification Agreement between the Company, its executive officers and directors.	Form 10-K	001-36066	10.8	March 9, 2016

10.12†	Collaborative Research and License Agreement by and between the Company and Warner Chilcott, dated as of July 2, 2007.	Form 10-K	001-36066	10.16	April 2, 2015

10.13†	License and Collaboration Agreement by and between Paratek Bermuda Ltd. and Zai Lab (Shanghai) Co., Ltd., dated April 21, 2017.	Form 10-Q	001-36066	10.11	August 2, 2017

10.14†	License Agreement by and between the Company and Tufts University dated as of February 1, 1997, as amended.	Form 10-K	001-36066	10.17	March 6, 2018

10.15	Amendment No. 10, dated as of March 21, 2017, to the License Agreement by and between the Company and Tufts University	Form 10-Q	001-36066	10.1	May 4, 2017

10.16†	Amendment No. 11, dated as of November 15, 2017, to the License Agreement by and between the Company and Tufts University	Form 10-K	001-36066	10.19	March 6, 2018

10.17+	Amended and Restated Employment Agreement by and between the Company and Douglas W. Pagán, dated as of August 4, 2017.	Form 10-Q	001-36066	10.4	November 8, 2017

10.18	Consulting Agreement dated March 15, 2019 between the Company and Douglas Pagán.	Form 8-K	001-36066	10.1	March 18, 2019

10.19+	Amended and Restated Employment Agreement, by and between the Company and Michael F. Bigham, dated as of June 25, 2019.	Form 10-Q	001-36066	10.2	August 6, 2019

10.20+	Amended and Restated Employment Agreement, by and between the Company and Evan Loh, M.D., dated as of June 25, 2019.	Form 10-Q	001-36066	10.3	August 6, 2019

10.21+	Amended and Restated Employment Agreement, by and between the Company and Adam Woodrow, dated as of June 25, 2019.	Form 10-Q	001-36066	10.4	August 6, 2019

10.22	Amended and Restated Employment Agreement, by and between the Company and William M. Haskel, dated as of August 4, 2017.	Form 10-Q	001-36066	10.2	November 8, 2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.23	Stock Purchase Agreement dated October 1, 2015, by and between Paratek Pharmaceuticals, Inc. and Hercules Technology Growth Capital, Inc.	Form 8-K	001-36066	10.1	October 5, 2015

10.24	Boston Lease Agreement between Paratek Pharma LLC and TDC Heritage LLC, dated as of April 24, 2015, as amended.	Form 10-Q	001-36066	10.3	May 4, 2017

10.25	King of Prussia Lease Agreement between Paratek Pharma LLC and Atlantic American Properties Trust, dated as of January 23, 2015, as amended.	Form 10-Q	001-36066	10.2	May 4, 2017

10.26†	Manufacturing and Services Agreement by and between the Company and Almac Pharma Services Limited, dated as of December 30, 2016.	Form 10-K/A	001-36066	10.27	May 5, 2017

10.27†	Amended and Restated Manufacturing and Services Agreement, by and between the Company and CIPAN - Companhia Industrial Produtora de Antibióticos, S.A., dated as of April 18, 2018.	Form 10-Q	001-36066	10.2	August 2, 2018

10.28†	First Amendment of Amended and Restated Manufacturing and Services Agreement, by and between the Company and CIPAN – Companhia Industrial Produtora de Antibióticos, S.A., dated as of February 18, 2019.	Form 10-K	001-36066	10.33	March 6, 2019

10.29†	Outsourcing Agreement by and between the Company and CARBOGEN AMCIS AG, dated as of December 30, 2016.	Form 10-K/A	001-36066	10.29	May 5, 2017

10.30†	First Amendment of Outsourcing Agreement, by and between the Company and CARBOGEN AMCIS AG, dated as of December 18, 2018.	Form 10-K	001-36066	10.35	March 6, 2019

10.31†	Master Manufacturing Service Agreement by and between the Company and Patheon UK Limited dated as of July 28, 2017 and Product Agreement by and between the Company and Patheon UK Limited dated as of July 28, 2017.	Form 10-Q/A	001-36066	10.12	November 6, 2017

10.32^	Amendment Agreement - Amendment No. 1 to Patheon Product Agreement by and between the Company and Patheon UK Limited dated as of January 1, 2019.	Form 10-Q	001-36066	10.1	May 8, 2019

10.33	Loan Agreement by and between the Company and Healthcare Royalty Partners III, L.P. dated as of February 25, 2019.	Form 10-Q	001-36066	10.2	May 8, 2019

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.34	Amended and Restated Loan and Security Agreement, dated June 27, 2019, by and among Paratek Pharmaceuticals, Inc., Paratek Pharma, LLC, Hercules Technology III and certain other lenders, and Hercules Capital Inc. as agent.	Form 8-K	001-36066	10.1	July 2, 2019

10.35*^

Contract, dated as of December 18, 2019, between Paratek Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.

10.36*^	Notice of Assignment to Affiliate for License and Collaboration Agreement by and between Paratek Bermuda Ltd. and Zai Lab (Shanghai) Co., Ltd., dated as of December 19, 2019.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page)

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

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
^	Certain confidential information contained in this exhibit has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.
+	Management contract or compensatory plan, contract or arrangement.

(b) Exhibits

See Exhibits listed under Item 15(a)(3) above.

(c) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, State of Massachusetts, on the 10th day of March, 2020.

Paratek Pharmaceuticals, Inc.

By:	/s/ Evan Loh, M.D.
Evan Loh, M.D. Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sarah Higgins
Sarah Higgins Vice President, Finance and Controller (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of William M. Haskel and Sarah Higgins his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Evan Loh, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2020
Evan Loh, M.D.

/s/ Sarah Higgins	Vice President, Finance and Controller (Principal Financial and Accounting Officer)	March 10, 2020
Sarah Higgins

/s/ Michael F. Bigham	Executive Chairman of the Board of Directors	March 10, 2020
Michael F. Bigham

/s/ Thomas J. Dietz, Ph.D.	Director	March 10, 2020
Thomas J. Dietz, Ph.D.

/s/ Timothy R. Franson, M.D.	Director	March 10, 2020
Timothy R. Franson, M.D.

/s/ Rolf K. Hoffmann	Director	March 10, 2020
Rolf K. Hoffmann

/s/ Kristine Peterson	Director	March 10, 2020
Kristine Peterson
/s/ Robert S. Radie	Director	March 10, 2020
Robert S. Radie

/s/ Jeffrey Stein, Ph.D.	Director	March 10, 2020
Jeffrey Stein, Ph.D.