Form 10-Q
period 2020-06-30
Paratek Pharmaceuticals, Inc.
filed 2020-08-10
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2020 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 31, 2020, there were 45,387,334 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and par value amounts)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$141,945	$102,302
Marketable securities	44,873	113,077
Restricted cash	1,426	324
Accounts receivable, net	8,664	8,475
Inventories, net	17,626	11,579
Other receivables	2,925	1,108
Prepaid and other current assets	4,744	6,489
Total current assets	222,203	243,354
Long-term restricted cash	846	3,007
Fixed assets, net	976	1,227
Goodwill	829	829
Right-of-use assets	2,124	2,514
Other long-term assets	148	148
Total assets	$227,126	$251,079
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$5,579	$4,116
Accrued expenses	14,952	16,696
Current portion of long-term debt	9,790	—
Other current liabilities	3,604	3,388
Total current liabilities	33,925	24,200
Long-term debt	251,586	260,728
Long-term lease liabilities	1,575	2,095
Other liabilities	3,498	3,703
Total liabilities	290,584	290,726
Commitments and contingencies (Note 18)
Stockholders’ deficit
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,307,752 and 39,827,749 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	45	40
Additional paid-in capital	698,177	671,497
Accumulated other comprehensive income	254	74
Accumulated deficit	(761,934)	(711,258)
Total stockholders’ deficit	(63,458)	(39,647)
Total liabilities and stockholders’ deficit	$227,126	$251,079

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product revenue, net	$8,133	$1,702	$15,436	$3,049
Government contract service revenue	439	—	775	—
Government contract grant revenue	437	—	437	—
Collaboration and royalty revenue	317	343	597	594
Net revenue	$9,326	$2,045	$17,245	$3,643
Expenses:
Cost of product revenue	2,236	567	3,707	773
Research and development	4,561	10,679	10,949	22,071
Selling, general and administrative	20,975	20,920	44,613	44,238
Total operating expenses	27,772	32,166	59,269	67,082
Loss from operations	(18,446)	(30,121)	(42,024)	(63,439)
Other income and expenses:
Interest income	363	935	1,067	1,881
Interest expense	(4,971)	(3,991)	(9,797)	(7,217)
Other gains (losses), net	(5)	(24)	78	(36)
Net loss	$(23,059)	$(33,201)	$(50,676)	$(68,811)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities, net of tax	(217)	144	180	344
Comprehensive loss	$(23,276)	$(33,057)	$(50,496)	$(68,467)
Basic and diluted net loss per common share	$(0.53)	$(1.02)	$(1.19)	$(2.12)
Weighted average common stock outstanding
Basic and diluted	43,629,836	32,446,202	42,635,520	32,390,691

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Net loss	$(50,676)	$(68,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	264	(893)
Stock-based compensation expense	5,524	6,918
Noncash interest expense	2,879	1,649
Changes in operating assets and liabilities
Accounts receivable and other current assets	(500)	(3,404)
Inventories	(5,814)	(2,968)
Operating lease right-of-use asset	390	351
Accounts payable and accrued expenses	(2,235)	(2,519)
Operating lease liability	(520)	(1,226)
Other liabilities and other assets	33	553
Net cash used in operating activities	(50,655)	(70,350)
Investing activities
Purchase of fixed assets	(291)	(11)
Purchase of marketable securities	(19,631)	(22,310)
Proceeds from maturities of marketable securities	88,000	146,500
Net cash provided by investing activities	68,078	124,179
Financing activities
Proceeds from sale of common stock, net of costs	20,837	—
Proceeds from the issuance of long-term royalty-backed loan agreement, net of costs	—	31,788
Proceeds from the employee stock purchase plan	324	294
Net cash provided by financing activities	21,161	32,082
Net increase in cash, cash equivalents and restricted cash	38,584	85,911
Cash, cash equivalents and restricted cash at beginning of period	105,633	47,502
Cash, cash equivalents and restricted cash at end of period	$144,217	$133,413
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$8,871	$7,032
Purchases of equipment included in accrued expenses	$49	—

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2019	39,827,749	$40	$671,497	$74	$(711,258)	$(39,647)
Issuance of common stock, net of expenses	2,334,107	2	9,092	—	—	9,094
Vesting of restricted stock unit awards	212,170	—	—	—	—	—
Employee stock purchase plan expense	—	—	35	—	—	35
Unrealized gain on available-for-sale securities, net of tax	—	—	—	397	—	397
Stock-based compensation expense	—	—	2,500	—	—	2,500
Net loss	—	—	—	—	(27,617)	(27,617)
Balances at March 31, 2020	42,374,026	$42	$683,124	$471	$(738,875)	$(55,238)
Issuance of common stock, net of expenses	2,603,171	3	11,740	—	—	11,743
Vesting of restricted stock unit awards	200,500	—	—	—	—	—
Employee stock purchase plan expense	—	—	36	—	—	36
Issuance of stock under the employee stock purchase plan	130,055	—	324	—	—	324
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(217)	—	(217)
Stock-based compensation expense	—	—	2,953	—	—	2,953
Net loss	—	—	—	—	(23,059)	(23,059)
Balances at June 30, 2020	45,307,752	$45	$698,177	$254	$(761,934)	$(63,458)
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2018	32,259,363	$32	$630,142	$(128)	$(582,468)	$47,578
Vesting of restricted stock unit awards	156,614	—	—	—	—	—
Employee stock purchase plan expense	—	—	24	—	—	24
Unrealized gain on available-for-sale securities, net of tax	—	—	—	200	—	200
Stock-based compensation expense	—	—	3,839	—	—	3,839
Net loss	—	—	—	—	(35,610)	(35,610)
Balances at March 31, 2019	32,415,977	$32	$634,005	$72	$(618,078)	$16,031
Vesting of restricted stock unit awards	5,000	—	—	—	—	—
Employee stock purchase plan expense	—	—	24	—	—	24
Issuance of stock under the employee stock purchase plan	95,212	—	294	—	—	294
Unrealized gain on available-for-sale securities, net of tax	—	—	—	144	—	144
Stock-based compensation expense	—	—	3,031	—	—	3,031
Net loss	—	—	—	—	(33,201)	(33,201)
Balances at June 30, 2019	32,516,189	$32	$637,354	$216	$(651,279)	$(13,677)

Paratek Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

1.   Description of the business

Paratek Pharmaceuticals, Inc., or the Company or Paratek, is a Delaware corporation with its corporate office in Boston, Massachusetts and an office in King of Prussia, Pennsylvania.

The Company is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel life-saving therapies for life-threatening diseases or other public health threats for civilian, government and military use.  The Company’s United States, or U.S., Food and Drug Administration, or FDA, approved commercial product, NUZYRA® (omadacycline), is a once-daily oral and intravenous antibiotic for the treatment of adult patients with community-acquired bacterial pneumonia, or CABP, and acute skin and skin structure infections, or ABSSSI, caused by susceptible pathogens. SEYSARA® (sarecycline) is an FDA-approved product with respect to which the Company has exclusively licensed in the U.S. and the People’s Republic of China, or the PRC, Hong Kong and Macau, or the greater China region, certain rights to Almirall, LLC, or Almirall. SEYSARA is currently being marketed by Almirall in the U.S. as a once-daily oral therapy for the treatment of moderate to severe acne vulgaris. With respect to the Company’s technology as it relates to sarecycline, the Company retains development and commercialization rights in all countries other than the U.S. and the greater China region, and in February 2020, the Company exclusively licensed from Almirall certain technology owned or in-licensed by Almirall or its affiliates that is necessary or useful to develop or commercialize sarecycline outside of the U.S. Almirall plans to develop sarecycline for acne in China, with a submission to the China National Medical Products Administration, or NMPA, expected in 2023.

The Company has incurred significant losses since inception in 1996. The Company has generated an accumulated deficit of $761.9 million through June 30, 2020 and may require substantial additional funding in connection with the Company’s continuing operations to support clinical development and commercialization activities associated with NUZYRA. Based upon the Company’s current operating plan, it anticipates that its cash, cash equivalents and available for sale marketable securities of $186.8 million as of June 30, 2020 will enable the Company to fund operating expenses and capital expenditure requirements through at least the next twelve months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q. The Company expects to finance future cash needs primarily through a combination of product sales, royalties, public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding.  The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations as well as the risks discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 10, 2020, or the 2019 Form 10-K, in the Company’s other filings with the SEC and in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

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

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2019, and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2020 and December 31, 2019, results of operations for the three and six month periods ended June 30, 2020 and June 30, 2019, cash flows for the six month periods ended June 30, 2020 and June 30, 2019 and changes in stockholders’ equity (deficit) for the three and six month periods ended June 30, 2020 and June 30, 2019.

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

Summary of Significant Accounting Policies

As of June 30, 2020, the Company’s significant accounting policies and estimates, which are detailed in the Company’s 2019 Form 10-K, have not changed except as discussed below.

Revenue Earned Under Government Contracts

If the Company concludes that some or all aspects of its government contracts represent a transaction with a customer to obtain services or goods that are an output of its ordinary activities in exchange for consideration, it accounts for those aspects of the arrangement in accordance with ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606.  Arrangements that are entirely in the scope of other guidance are accounted for under that guidance. The Company’s accounting policy under ASC 606, which is included in the Company’s 2019 Form 10-K, has not changed.

The Company recognizes sales of NUZYRA under its government contracts as product revenue when control of NUZYRA is transferred, in accordance with ASC 606. It also recognizes government contract service revenue and government contract grant revenue as defined below.

Government Contract Service Revenue

Government contract service revenue is recognized as services are performed.  Revenue and related reimbursable expenses are presented on a gross basis in the Company’s consolidated statements of operations. The related reimbursable expenses are expensed as incurred as research and development expense.

Government Contract Grant Revenue

Government contract grant revenue is recognized as the related reimbursable expenses are incurred.  The cost reimbursements that are reported as revenue is presented gross of the related reimbursable expenses in the Company’s consolidated statements of operations. The related reimbursable expenses are expensed as incurred as research and development expense.

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

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements, in conformity with U.S. GAAP, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses in the Company’s financial statements. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to, among other items, accounts receivable and related reserves, inventory and related reserves, goodwill, net product revenue, government contract service revenue, government contract grant revenue, collaboration and royalty revenue, leases, stock-based compensation arrangements, manufacturing and clinical accruals, useful lives for depreciation and amortization of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

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

Accounts receivable as of June 30, 2020 represents $7.6 million due from customers on sales of NUZYRA, net of prompt payment discounts, chargebacks, rebates and certain fees. The balance of accounts receivable as of June 30, 2020, includes estimated revenue earned of $0.3 million of royalties on SEYSARA sales under the Almirall Collaboration Agreement (as defined below) and XERAVA TM (eravacycline) sales under the Tetraphase License Agreement (as defined below), $0.3 million of government contract service revenue earned under the BARDA contract (as defined below), and $0.4 million of government contract grant revenue earned under the BARDA contract. Refer to Note 8, Government Contract Revenue, and Note 9, License and Collaboration Agreements, for further information on these agreements.

3.   Marketable Securities

The following is a summary of available-for-sale securities as of June 30, 2020 and December 31, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
June 30, 2020
U.S. treasury securities	$44,619	$254		$—	$44,873
Total	$44,619	$254	$		$44,873
December 31, 2019
U.S. treasury securities	$113,003	$89		$(15)	$113,077
Total	$113,003	$89		$(15)	$113,077

No available-for-sale securities held as of June 30, 2020 and December 31, 2019 had remaining maturities greater than twelve months.

4.  Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statement of cash flows that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows (in thousands):

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$141,945	$129,164
Short-term restricted cash	1,426	1,142
Long-term restricted cash	846	3,107
Total cash, cash equivalents and restricted cash shown on the condensed consolidated statement of cash flows	$144,217	$133,413

Short-term restricted cash

On May 1, 2019, the Company deposited $4.0 million into an interest reserve account in conjunction with the funding of a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, executed with Healthcare Royalty Partners III, L.P., or HCRP. Payments of interest under the Royalty-Backed Loan Agreement are made quarterly using royalty payments received since the immediately preceding payment date under the Almirall Collaboration Agreement. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the Company will cover the balance of the interest payment due from the interest reserve account.  Refer to Note 14, Debt, for further details. As of June 30, 2020 and December 31, 2019, restricted cash of $1.4 million and $0.3 million, respectively, represented the estimated amount that is expected to be paid to HCRP out of the interest reserve account within the next twelve months.

Long-term restricted cash

The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. Refer to Note 15, Leases, for further details. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of both June 30, 2020 and December 31, 2019, naming the landlord as beneficiary.

As of June 30, 2020 and December 31, 2019, long term restricted cash of $0.6 million and $2.7 million, respectively, represented the remaining balance in the interest reserve account that is expected to be paid to HCRP after June 30, 2021.

5. Inventories, Net

The following table presents inventories, net (in thousands):

	June 30, 2020	December 31, 2019
Work in process	$11,348	$9,330
Finished goods	6,278	2,249
Total inventories, net	$17,626	$11,579

When recorded, inventory reserves reduce the carrying value of inventories to their net realizable value. The Company reviews inventories on hand at least quarterly and records provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value.

6.   Fixed Assets, Net

Fixed assets, net, consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Office equipment	$866	$866
Machinery and equipment	567	567
Computer equipment	412	412
Computer software	798	798
Leasehold improvements	920	920
Gross fixed assets	3,563	3,563
Less: Accumulated depreciation and amortization	(2,587)	(2,336)
Total fixed assets, net	$976	$1,227

7.   Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method or the if-converted method, as applicable. For purposes of this calculation, shares of common stock issuable upon conversion of convertible debt, stock options, restricted stock units, or RSUs, warrants to purchase common stock, and shares issuable under the employee stock purchase plan are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following outstanding shares subject to stock options and restricted stock units, warrants to purchase shares of common stock, common stock issuable upon conversion of convertible debt and shares issuable under the employee stock purchase plan were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the three and six months ended June 30, 2020 and 2019 as indicated below:

	June 30,
	2020	2019
Excluded potentially dilutive securities (1):
Common stock issuable under outstanding convertible notes	10,377,361	10,377,361
Shares subject to outstanding options to purchase common stock	2,034,415	3,636,627
Unvested restricted stock units	4,221,274	2,503,154
Shares subject to warrants to purchase common stock	104,455	104,455
Shares issuable under employee stock purchase plan	668,132	884,621
Totals	17,405,637	17,506,218

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of June 30, 2020. Such amounts have not been adjusted for the treasury-stock method or weighted-average outstanding calculations as required if the securities were dilutive.

8. Government Contract Revenue

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

The BARDA contract could result in payments to the Company of up to approximately $284.7 million and consists of a five-year base period-of-performance and a total contract period-of-performance (base period plus option exercises) of up to ten years. Under the base period-of-performance, the Company will conduct activities necessary to (i) allow the product to be used under an Emergency Use Authorization, (ii) obtain licensure of NUZYRA through a supplemental New Drug Application, or NDA, submission for anthrax, and (iii) provide up to 2,500 treatment courses of the drug product to be stored as vendor managed inventory and subsequently delivered to the SNS. The contract options may be exercised to perform additional studies necessary for licensure, support post-licensure commitments as required by the FDA, additional security requirements, and procure additional treatment regimens.

Under the terms of the agreement, BARDA awarded initial funding of approximately $59.4 million for the development of NUZYRA for the treatment of pulmonary anthrax and the purchase of an initial 2,500 treatment courses of NUZYRA to add to the current SNS. The contract provides for additional staged funding, including approximately $76.8 million for existing FDA PMR commitments and approximately $20.4 million for manufacturing-related requirements, both of which began in April 2020. BARDA exercised the options to award the initial funding in December 2019 and the additional staged funding in April 2020.  The additional staged funding will support all FDA PMRs associated with the approval of NUZYRA, including CABP and pediatric studies as well as a five-year post-marketing bacterial surveillance study, and support the U.S. onshoring and security requirements of Paratek manufacturing activities for NUZYRA.

The remaining funding under the BARDA contract includes the potential for approximately $12.7 million to support the development of NUZYRA for the prophylaxis of anthrax and a maximum of approximately $115.4 million to provide for three additional purchases of NUZYRA, each of which may be exercised upon development milestones related to the anthrax treatment development program.

The BARDA contract contains a number of terms and conditions that are customary for government contracts of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience.

The Company evaluated the BARDA contract under ASC 606 and concluded that a portion of the arrangement represents a transaction with a customer. The Company identified five material promises under the BARDA contract: (i) research and development services performed for the treatment of pulmonary anthrax, (ii) the procurement of 2,500 treatment courses of NUZYRA, (iii) an option for services performed for the supplemental late-stage development of NUZYRA for treatment and prophylaxis of pulmonary anthrax, (iv) an option for services related to U.S. manufacturing onshoring and security requirements, which includes shelf-life stability extension work and regulatory activities that will benefit the manufacturing processes that support NUZYRA for the treatment of pulmonary anthrax and (v) options to procure up to three 2,500 treatment courses of NUZYRA.

In December 2019, the Company determined material promises (i) and (ii) above were performance obligations since they were distinct within the context of the contract as the services are separately identifiable from other promises within the arrangement. The Company also determined that for (i) and (ii) the transaction price included within the BARDA contract was equivalent to the standalone selling price of the services and the cost of the procurement.

The Company evaluated the material promises that contained option rights ((iii), (iv), and (v) above). The Company determined that (iii) and (iv) were not offered at a discount that is incremental to the range of discounts typically given for these goods and services, and therefore do not represent material rights. As such, options for additional services in (iii) and (iv) were not considered performance obligations at the outset of the arrangement. The Company also evaluated the future procurement option rights (v) and determined that those option rights represent a material right. As such, the optional additional NUZYRA procurements in (v) were considered performance obligations at the outset of the arrangement. The Company concluded that three performance obligations existed at the outset of the BARDA contract.

As the BARDA contract is partially within the scope of ASC 606 and partially within the scope of other guidance, the Company applied the guidance of ASC 606 to initially measure the parts of the contract within ASC 606. The total transaction price of the parts of the BARDA contract that existed at the outset of the contract that fall under ASC 606 was determined to be $63.6 million, inclusive of $4.2 million in variable consideration, and was allocated to each of the three performance obligations based on the performance obligation’s estimated relative stand-alone selling prices. As of June 30, 2020, the Company reevaluated the variable consideration of $4.2 million that is included in the transaction price and determined that the variable consideration should not be constrained as it is not probable that a significant reversal in the amount of the cumulative revenue recognized will occur in a future period. The transaction price was allocated as follows: $21.5 million to research and development services performed for the treatment of pulmonary anthrax in (i), which will be classified as government contract service revenue when recognized, $37.9 million to the procurement of 2,500 treatment courses of NUZYRA in (ii), which will be classified as product revenue when recognized, and a total of $4.2 million to the options to procure up to three 2,500 treatment courses of NUZYRA in (v), which would be included within product revenue when recognized upon exercise and transfer of control of related treatment courses.  The Company estimated the stand-alone selling price of the research and development services performed for the treatment of pulmonary anthrax based on the Company’s projected cost of providing the services plus an applicable profit margin commensurate with observable market data for similar services.  The Company estimated the stand-alone selling price of the procurement of 2,500 treatment courses of NUZYRA based on historical pricing of the Company’s commercial products to similar customers.  The Company estimated the stand-alone selling price of the future procurement options based on the discount that the customer would obtain when exercising the option, adjusted for any discount that the customer could receive without entering into the contract, and the likelihood that the option will be exercised.

The Company’s performance obligations are either satisfied over time as work progresses or at a point in time.

The Company concluded that research and development services performed for the treatment of pulmonary anthrax in (i) would be recognized as government contract service revenue over time as the performance obligation is satisfied. Costs incurred represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Types of contract costs include labor, material, and third-party services.

The product procurement performance obligations ((ii) and, if any optional additional procurements are exercised from, (v) above), generate revenue at a point in time, which will be upon transfer of control of the product. As such, the related revenue for these performance obligations will be recognized at a point in time as product revenue within the Company’s consolidated statement of operations.  As of June 30, 2020, no product procurement performance obligations have been completed and therefore no product revenue has been recognized.

In April 2020, BARDA exercised its option to obtain manufacturing-related services under material promise (iv) and the Company is accounting for these services as a separate $20.4 million contract for accounting purposes since manufacturing-related services were determined at the contract outset to be optional services that did not represent a material right. The Company’s manufacturing-related services are satisfied over time as work progresses.

The Company recognized $0.4 million and $0.8 million of government contract service revenue during the three and six months ended June 30, 2020, respectively.

As of June 30, 2020, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $83.2 million. The Company expects to recognize this amount as revenue over the next six years.

The Company concluded that BARDA’s reimbursement for existing FDA PMR requirements associated with the initial NUZYRA approval was not within the scope of ASC 606 as BARDA is not receiving services as the Company’s customer. The Company estimated the consideration to be allocated to government contract grant revenue based on the consideration under the BARDA contract in excess of the estimated standalone selling prices for components of the BARDA contract accounted for under ASC 606.   The Company recognizes the allocated consideration for BARDA’s reimbursement of existing FDA PMR requirements associated with the initial NUZYRA approval of $72.6 million as government contract grant revenue as the related reimbursable expenses are incurred.

The Company recognized $0.4 million of government contract grant revenue under the BARDA contract during the three and six months ended June 30, 2020.

Contract Balances

Contract assets (i.e. unbilled accounts receivable) and/or contract liabilities (i.e. customer advances and deposits) may exist at the end of each reporting period under the BARDA contract. When amounts are received prior to performance obligations being satisfied, the amounts allocated to those performance obligations are reflected as contract liabilities on the consolidated balance sheets, as deferred revenue, until the performance obligations are satisfied.

As of June 30, 2020, no such deferred revenue was recorded. Future deferred revenue will be included within other liabilities on the Company’s consolidated balance sheet.

9.    License and Collaboration Agreements

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

The Tetraphase License Agreement will continue until the expiration of and payment by Tetraphase of all of Tetraphase’s payment obligations, which is when there are no longer any valid claims of the licensed Paratek patents that would be infringed, in the absence of a license, by a manufacture, use, or sales of the licensed product.  The principal licensed patent under the Tetraphase License Agreement is expected to expire in October 2023.

The Company recognized an insignificant amount of royalty revenue during the three and six months ended June 30, 2020 under the Tetraphase License Agreement.

Zai Lab (Shanghai) Co., Ltd.

On April 21, 2017, Paratek Bermuda Ltd., a former wholly-owned subsidiary of Paratek Pharmaceuticals, Inc., and Zai Lab (Shanghai) Co., Ltd., or Zai, entered into a License and Collaboration Agreement, or the Zai Collaboration Agreement. On December 18, 2019 Paratek Bermuda Ltd. assigned its rights under the Zai Collaboration Agreement to Paratek Pharmaceuticals, Inc. Under the terms of the Zai Collaboration Agreement, Paratek granted Zai an exclusive license to develop, manufacture and commercialize omadacycline, or the licensed product, in the PRC, Hong Kong, Macau and Taiwan, or the Zai territory, for all human therapeutic and preventative uses other than biodefense. Zai will be responsible for the development, manufacturing and commercialization of the licensed product in the Zai territory, at its sole cost with certain assistance from Paratek.

Under the terms of the Zai Collaboration Agreement, Paratek earned an upfront cash payment of $7.5 million in April 2017, $5.0 million upon approval by the FDA of a NDA, submission in the CABP indication, in October 2018, and $3.0 million upon submission of the first regulatory approval application for a licensed product in the PRC in December 2019.  The Center for Drug Evaluation of China’s NMPA granted priority review status to the NDA submitted by Zai for the treatment of CABP and ABSSI in May 2020.  Paratek is eligible to receive up to $6.0 million in potential future regulatory milestone payments and $40.5 million in potential future commercial milestone payments, the next being $6.0 million upon regulatory approval for a licensed product in the PRC. The terms of the Zai Collaboration Agreement also provide for Zai to pay Paratek tiered royalties at a low double digit to mid-teen percent on net sales of the licensed product in the Zai territory.

The Zai Collaboration Agreement will continue, on a region-by-region basis, until the expiration of and payment by Zai of all Zai’s payment obligations, which is until the later of: (i) the abandonment, expiry or final determination of invalidity of the last valid claim within the Paratek patents that covers the licensed product in the region in the Zai territory in the manner that Zai or its affiliates or sublicensees exploit the licensed product or intend for the licensed product to be exploited or (ii) the eleventh anniversary of the first commercial sale of such licensed product in such region.

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

As regulatory approval in the PRC is not within the control of the Company, the achievement of the milestone was not deemed probable and the risk of significant reversal of revenue was not resolved as of June 30, 2020. As such, the next milestone payment was not recognized as revenue during the six months ended June 30, 2020 or during the year ended December 31, 2019.

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

Royalty payments are recognized when the sales occur. The Company recognized $0.3 million and $0.5 million of royalty revenue recognized for sales of SEYSARA in the U.S. by Almirall for the three and six months ended June 30, 2020, respectively, under the Almirall Collaboration Agreement. During the second quarter of 2020, royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenues will be adjusted for in the period in which they become known, which is expected to be the following quarter.

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

The Company incurred $0.1 million and $0.2 million of royalty expense for the three and six months ended June 30, 2020, respectively.

Past Collaborations

Novartis International Pharmaceutical Ltd.

In September 2009, the Company and Novartis International Pharmaceutical Ltd., or Novartis, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. The Company and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, European Medicines Agency, or any regulatory agency, but only to the extent the Company had not previously granted such commercialization rights related to omadacycline to another third party as of any such approval. The Company also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by the Company in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country.  The first royalty payment became payable as of March 31, 2019. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $3.3 million and $3.4 million as of June 30, 2020 and December 31, 2019, respectively, included within “Other liabilities” on the Company’s consolidated balance sheet. In addition, a short-term liability of $0.2 million and $0.1 million, included within “Other current liabilities” on the Company’s consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively, represents the portion of royalty payments due to Novartis within twelve months. There are no other payment obligations to Novartis under the Novartis Agreement or the amended Novartis Letter Agreement.

10.   Capital Stock

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

The Company is not obligated to make any sales of common stock under the 2019 Sales Agreement. The Company sold 4,937,278 shares of common stock pursuant to the 2019 Sales Agreement for $20.8 million in proceeds, after deducting commissions of $0.6 million, during the six months ended June 30, 2020. As of July 31, 2020, $1.1 million remains available for sale under the 2019 Sales Agreement.

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

As described in Note 14, Debt, in connection with the First Amendment (as defined below), on August 5, 2020, the Company issued to Hercules Capital, Inc. a warrant to purchase up to 407,239 shares of its common stock at an exercise price of $4.42 per share, or the First Amendment Warrant.

The Hercules Warrants, Second Amendment Warrants, Additional Warrant, Fifth Amendment Warrant and the First Amendment Warrant, collectively referred to as the Warrants, may be exercised on a cashless basis. The Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years (or seven years, in the case of the Fifth Amendment Warrant and the First Amendment Warrant) from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the various agreements for the Warrants.

11.   Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued compensation	$5,502	$7,580
Accrued sales allowances	2,553	1,492
Accrued interest	2,232	2,264
Accrued commercial	1,688	1,445
Accrued manufacturing	1,027	1,026
Accrued professional fees	693	876
Accrued contract research	570	1,612
Accrued legal costs	312	181
Accrued inventory	233	125
Accrued other	142	95
Total	$14,952	$16,696

12.   Fair Value Measurements

Financial instruments, including cash, cash equivalents, restricted cash, money market funds, U.S. treasury securities, accounts receivable, accounts payable, and accrued expenses are carried on the condensed consolidated financial statements at amounts that approximate fair value. The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date.  The fair value of the Company’s debt (including the Notes as defined in Note 14, Debt), is $216.1 million as of June 30, 2020. The fair value of the Company’s debt was determined using Level 3 inputs.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2020
Assets:
U.S. treasury securities	$44,873	$—	$—	$44,873
Total Assets	$44,873	$—	$—	$44,873
December 31, 2019
Assets:
U.S. treasury securities	$113,077	$—	$—	$113,077
Total Assets	$113,077	$—	$—	$113,077

13.   Stock-Based and Incentive Compensation

Stock-based Compensation

The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expense	$598	$873	$1,186	$2,308
Selling, general and administrative expense	2,391	2,182	4,338	4,610
Total stock-based compensation expense	$2,989	$3,055	$5,524	$6,918

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

	Six Months Ended June 30,
	2020	2019
Volatility	61.9%	64.7%
Risk-free interest rate	1.3%	2.5%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	5.6	5.6

Stock Plan Activity

The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Equity Incentive Plan, or the 2015 Plan, which was approved by Company stockholders at the annual meeting of shareholders held on June 9, 2015, reserving 1,200,000 shares of common stock for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, performance cash awards and other stock awards to directors, officers, employees and consultants. The 2015 Plan is intended to be the successor to and continuation of the Paratek Pharmaceuticals, Inc., 2006 Incentive Award Plan and the Paratek Pharmaceuticals, Inc. 2014 Equity Incentive Plan, or collectively, the Prior Plans.  When the 2015 Plan became effective, no additional stock awards were granted under the Prior Plans, although all outstanding stock awards granted under the Prior Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the Prior Plans. On January 1, 2020, 1,991,387 shares of common stock were automatically added to the shares authorized for issuance under the 2015 Plan pursuant to a “Share Reserve” provision contained in the 2015 Plan.  The Share Reserve automatically increases on January 1 of each year, for the period commencing on (and including) January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors of the Company may act prior to January 1 of a given year to provide that there will be no January 1 increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise automatically occur.  Total shares available for future issuance under the 2015 Plan are 1,371,077 shares as of June 30, 2020.

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

During the six months ended June 30, 2020, the Company’s Board of Directors granted 61,300 stock options and 2,495,950 RSUs to directors, executives and employees of the Company under the 2015 Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards granted to executives in February 2020 are subject to time-based vesting, with 1/3 of the shares vesting on December 10, 2020, or the Initial Vest Date, and an additional 1/3 of the shares vesting on the succeeding two anniversaries of the Initial Vesting Date. The RSU awards granted to non-executive employees of the Company in February 2020 are subject to time-based vesting and vest in three equal installments commencing on each of the one-year anniversaries of the grant date. The grants also included performance-based RSU, or PRSU, awards to certain executives and employees of the Company. The PRSU awards granted in February 2020 will vest as follows: (a) 25/55 on certain net product revenue achievements, (b) 15/55 on achievement of certain clinical milestones related to NUZYRA and (c) 15/55 on achievement of certain regulatory milestones related to NUZYRA. Since the Company believes it is probable that milestone (b) above will be achieved, the Company recognized compensation cost for a total of $0.2 million for the performance condition during the six months ended June 30, 2020 using the accelerated attribution method.

During the year ended December 31, 2019, the Company’s Board of Directors granted PRSU awards to certain executives and employees of the Company in February 2019 and July 2019 under the 2015 Plan that will vest as follows: (a) 25/60 and (b) 25/60, each, on certain net product revenue achievements and (c) the remaining 10/60 on certain other business achievements. Since the Company believes it is probable that milestones (a) and (b) above will be achieved, the Company recognized stock-based compensation expense for a total of $0.8 million for the performance conditions during the six months ended June 30, 2020 using the accelerated attribution method. During the six months ended June 30, 2020, the Company’s Board of Directors modified the vesting terms related to the PRSUs that were expected to time vest on attainment of certain other business achievements. The modification resulted in the recognition of an insignificant amount of stock-based compensation expense during the six months ended June 30, 2020.

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

The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Inducement Plan, or the 2015 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 360,000 shares of common stock solely for the grant of inducement stock options to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. The Company has not made any grants under the 2015 Inducement Plan since December 31, 2015. Although the Company does not currently anticipate the issuance of additional grants under the 2015 Inducement Plan, as of June 30, 2020, 306,500 shares remain available for grant under that plan, as well as any shares underlying outstanding stock options that may become available for grant pursuant to the plan’s terms. It is therefore possible that the Company may, based on the business and recruiting needs of the Company, issue additional stock options under the 2015 Inducement Plan.

In June 2017, the Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2017 Inducement Plan, or the 2017 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 550,000 shares of common stock solely for the grant of inducement stock options and RSU awards to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. In October 2018, the Company’s Board of Directors approved the reserve of an additional 500,000 shares for the 2017 Inducement Plan, for a total of 1,050,000 shares reserved for issuance under it. During the six months ended June 30, 2020, the Company’s Board of Directors granted 21,100 stock options and 17,600 RSUs to employees of the Company under the 2017 Inducement Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards are generally subject to time-based vesting, with 100% of the shares of common stock subject to the RSU award vesting three years from the grant date. As of June 30, 2020, 430,003 shares remain available for grant under the 2017 Inducement Plan, as well as any shares underlying awards that may become available for grant pursuant to the plan’s terms.

Stock Options

A summary of stock option activity for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	3,236,073	$15.54	6.30	$90
Granted	82,400
Cancelled or forfeited	(1,139,058)
Expired	(145,000)
Outstanding at June 30, 2020	2,034,415	$12.10	6.00	$917
Exercisable at June 30, 2020	1,687,169	$12.82	5.50	$589

During the six months ended June 30, 2020, certain executives voluntarily forfeited 1,073,891 outstanding stock options with exercise prices significantly above the current trading price of the Company’s common stock in order to make additional shares available for future grants to Company employees subsequent to the quarter ended June 30, 2020 under the Company’s 2014 Equity Incentive Plan, 2015 Equity Incentive Plan, and the 2017 Inducement Plan. On the dates of forfeiture, the total amount of unrecognized stock-based compensation expense of each award was accelerated and recognized, which resulted in the recognition of $0.2 million of stock-based compensation expense during the six months ended June 30, 2020.

Restricted Stock Units

A summary of RSU activity for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	2,305,408	$7.66
Granted	2,513,550	3.52
Released	(412,670)	10.60
Forfeited	(185,014)	8.42
Unvested balance at June 30, 2020	4,221,274	$4.87

Total unrecognized stock-based compensation expense for all stock-based awards was $12.2 million as of June 30, 2020. This amount will be recognized over a weighted-average period of 1.75 years.

2009 Employee Stock Purchase Plan

On June 3, 2009, at the annual meeting of stockholders, the stockholders of the Company approved the 2009 Employee Stock Purchase Plan, or the 2009 ESPP. The Company’s 2009 ESPP is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions and during specified offering periods under the plan. The price of common stock purchased under the 2009 ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. As of June 30, 2020, 36,539 shares were available for issuance under the 2009 ESPP. Since the Merger, the Company has not made the 2009 ESPP available to employees.

2018 Employee Stock Purchase Plan

The Company’s Board of Directors adopted, and in June 2018 Company’s stockholders approved, the Paratek Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan, or the 2018 ESPP. The 2018 ESPP was amended in October 2018 to change the commencement dates of the offering periods. The maximum aggregate number of shares of the Company’s common stock that may be purchased under the 2018 ESPP is 943,294 shares, or the ESPP Share Pool, subject to adjustment as provided for in the 2018 ESPP.  The 2018 ESPP allows eligible employees to purchase shares during certain offering periods, which will be six -month periods commencing June 1 and ending November 30 and commencing December 1 and ending May 31 of each year. The first offering under the 2018 ESPP occurred on December 1, 2018. During the six months ended June 30, 2020, the Company issued 130,055 shares of common stock with proceeds of $0.3 million. As of June 30, 2020, 631,593 shares remain available for issuance. During the three and six months ended June 30, 2020, the Company recognized an insignificant amount in related stock-based compensation expense.

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

The Company will recognize the compensation cost over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance. The performance condition is not yet deemed probable; as such, no amounts were accrued under the Plan during the six months ended June 30, 2020.

14.    Debt

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

Upon an Event of Default, an additional 5.0% interest would be applied, and Hercules could, at its option, accelerate and demand payment of all or any part of the term loans together with the prepayment and end of term charges. An Event of Default is defined in the Hercules Loan Agreement as (i) failure to make required payments; (ii) failure to adhere to financial, operating and reporting loan covenants; (iii) an event or development occurs that would be reasonably expected to have a material adverse effect; (iv) false representations in the Hercules Loan Agreement; (v) insolvency, as described in the Hercules Loan Agreement; (vi) levy or attachments on any of the Company's assets; and (vii) default of any other agreement or subordinated debt greater than $1.0 million. In the event of insolvency, this acceleration and declaration would be automatic. In addition, in connection with the Hercules Loan Agreement, the Company agreed to provide Hercules with a contingent security interest in the Company's bank accounts. The Company's control of its bank accounts is not adversely affected unless Hercules elects to obtain unilateral control of the Company's bank accounts by declaring that an Event of Default has occurred. The principal of the term loans, which is not due within 12 months of June 30, 2020, has been classified as long-term debt.

On August 5, 2020, the Company entered into the First Amendment to Amended and Restated Loan and Security Agreement, or the First Amendment. Concurrently with the closing of the First Amendment, the Company repaid a Term Loan Tranche of $10.0 million and paid the Lenders the existing end of term charges equal to $2.5 million.  Following the closing of the First Amendment, $60.0 million of Term Loan Tranches remained outstanding and $30.0 million of additional Term Loan Tranches remained available to the Company, subject to approval by Hercules, in its sole discretion, whether to provide such tranches.  The First Amendment provided for an additional end of term charge equal to 1.95% of the issued principal balance of the Term Loan Tranches payable on August 1, 2022 or upon prepayment.

The First Amendment extended the date on which the Company is required to begin making monthly principal installments on the outstanding Term Loan Tranches from January 1, 2021 to January 1, 2022 (which can be extended to July 1, 2022 or January 1, 2023, upon certain events set forth in the First Amendment), and extended the scheduled maturity of the Term Loan Tranches from August 1, 2022 to September 1, 2022 (which can be extended to March 1, 2023 or September 1, 2023, upon certain events set forth in the First Amendment).

The First Amendment increased the cash interest rate with respect to the Term Loan Tranches to a floating per annum rate equal to the greater of (i) 8.85% or (ii) the prime rate as reported from time to time in The Wall Street Journal plus 5.35%, and provided for the payment of additional “paid-in-kind” interest by the Company under the First Amendment at a fixed per annum rate equal to 1.55%.

In connection with the First Amendment, on August 5, 2020, the Company issued an additional warrant to Hercules Capital, Inc. that is exercisable for a minimum of up to 407,239 shares of common stock at an exercise price of $4.42 per share. The First Amendment Warrant may be exercised on a cashless basis. The First Amendment Warrant is exercisable for a term beginning on the date of issuance and ending on the earlier of seven years from the date of issuance or the consummation of certain events of the Company as set forth in the First Amendment Warrant.

The following table summarizes the impact of the Hercules Loan Agreement on the Company’s consolidated balance sheets at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Gross proceeds	$70,000	$70,000
Unamortized debt issuance costs	(237)	(361)
Carrying value	$69,763	$69,639

Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

The Company recognized interest expense of $1.7 million and $3.4 million on the Hercules Loan Agreement for the three and six months ended June 30, 2020, respectively.

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

The following table summarizes the impact of the Notes on the Company’s consolidated balance sheets at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Gross proceeds	$165,000	$165,000
Unamortized debt issuance costs	(4,061)	(4,531)
Carrying value	$160,939	$160,469

The Company recognized coupon interest expense of $2.0 million and $3.9 million, and amortization expense on the debt issuance costs of $0.2 million and $0.4 million, on the Notes for the three and six months ended June 30, 2020, respectively.

Royalty-Backed Loan Agreement

On February 25, 2019, the Company, through its wholly-owned subsidiary Paratek Royalty Corporation, or the Subsidiary, entered into the Royalty-Backed Loan Agreement with HCRP. Pursuant to the terms of the Royalty-Backed Loan Agreement, upon the satisfaction of the conditions precedent set forth therein, the Subsidiary borrowed a $32.5 million loan, which was secured by, and will be repaid based upon, royalties from the Almirall Collaboration Agreement. On May 1, 2019, the Company received $27.8 million, net of $0.5 million lender discount, $0.2 million in lender expenses incurred, and $4.0 million that was deposited into an interest reserve account. The Company also paid $1.2 million in other lender fees related to the Royalty-Backed Loan Agreement. During the three months ended June 30, 2020, the Company paid $1.0 million to HCRP based upon royalties earned from the Almirall Collaboration Agreement and outstanding interest payments due to HCRP.

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

The following table summarizes the impact of the Royalty-Backed Loan Agreement on the Company’s consolidated balance sheets at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Gross proceeds	$32,500	$32,500
Unamortized debt issuance costs	(1,826)	(1,880)
Carrying value	$30,674	$30,620

The Company recognized interest expense of $1.0 million and $2.0 million on the Royalty-Backed Loan Agreement for the three and six months ended June 30, 2020, respectively.

The short-term portion of long-term debt on the Company’s consolidated balance sheet at June 30, 2020 includes the carrying value of payments due under the Hercules Loan Agreement within 12 months of June 30, 2020. Long-term debt on the Company’s consolidated balance sheets at June 30, 2020 and December 31, 2019 includes the carrying value of the Hercules Loan Agreement, the Notes and the Royalty-Backed Loan Agreement.

15. Leases

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

The following tables contain a summary of the lease costs and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2020:

For the Three Months Ended June 30, 2020
Lease cost (in thousands)
Operating lease cost	$255
Variable lease cost	19
Total lease cost	$274
Cash paid for amounts included in the measurement of lease liabilities:	294

For the Six Months Ended June 30, 2020
Lease cost (in thousands)
Operating lease cost	$511
Variable lease cost	55
Total lease cost	$566
Cash paid for amounts included in the measurement of lease liabilities:	$587

Other information
Weighted average remaining lease term (in years)	3.2
Weighted average discount rate	8.75%

Future minimum operating lease obligations under non-cancelable operating leases with initial terms of more than one-year as of June 30, 2020, are as follows:

Maturity of lease liabilities (in thousands)	As of June 30, 2020
2020	$591
2021	964
2022	508
2023	518
2024	396
Total lease payments	$2,977
Less: imputed interest	(391)
Total operating lease liabilities	$2,586

The total operating liability is presented on the Company’s condensed consolidated balance sheet based on maturity dates. $1.0 million of the total operating liabilities is classified under “other current liabilities” for the portion due within twelve months, and $1.6 million is classified under “long-term lease liability”.

The Company is party to a manufacturing and services agreement for which space within the manufacturing facility will be leased. This lease has not yet commenced as of the reporting date and is not included in the maturity table above.

16.   Income Taxes

The Company recorded no provision for income taxes for the three or six months ended June 30, 2020 and June 30, 2019.

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

17. Product Revenue

To date, the Company’s only source of product revenue has been from NUZYRA product sales beginning in February 2019 when NUZYRA was launch in the U.S. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Patient assistance	Total
Balance at December 31, 2019	$299	$695	$369	$129	$1,492
Provision related to current period sales	1,227	2,221	93	116	3,657
Adjustment related to prior period sales	(8)	30	(6)	—	16
Credit or payments made during the period	(1,041)	(1,473)	—	(98)	(2,612)
Balance at June 30, 2020	$477	$1,473	$456	$147	$2,553

18.   Commitments and Contingencies

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2020, the Company was not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of executive management or affiliate of the Company is either a party adverse to the Company or the Company’s subsidiaries or has a material interest adverse to the Company or the Company’s subsidiaries.

19.  Recent Accounting Pronouncements

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

This discussion contains certain forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potential,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward- looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 10, 2020, or the 2019 Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 11, 2020, or the Q1 2020 Form 10-Q, and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and except as required by law, we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Company Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel life-saving therapies for life-threatening diseases or other public health threats for civilian, government and military use.  Our United States, or U.S., Food and Drug Administration, or FDA, approved commercial product, NUZYRA® (omadacycline) is a once-daily oral and intravenous antibiotic for the treatment of adult patients with community-acquired bacterial pneumonia, or CABP, and acute skin and skin structure infections, or ABSSSI, caused by susceptible pathogens. SEYSARA® (sarecycline) is an FDA-approved product with respect to which we have exclusively licensed in the U.S. and the People’s Republic of China, Hong Kong and Macau, or the greater China region, certain rights to Almirall, LLC, or Almirall. SEYSARA is currently being marketed by Almirall in the U.S. as a once-daily oral therapy for the treatment of moderate to severe acne vulgaris. With respect to our technology as it relates to sarecycline, we retain development and commercialization rights in all countries other than the U.S. and the greater China region, and in February 2020, we exclusively licensed from Almirall certain technology owned or in-licensed by Almirall or its affiliates that is necessary or useful to develop or commercialize sarecycline outside of the U.S. Almirall plans to develop sarecycline for acne in China, with a submission to the China National Medical Products Administration, or NMPA, expected in 2023.

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

We have incurred significant losses since our inception in 1996. Our accumulated deficit at June 30, 2020 was $761.9 million and our net loss for the six months ended June 30, 2020 was $50.7 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and selling, general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any. We expect to continue to incur significant expenses and operating losses for the next several years.

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

Business Update Regarding COVID-19

The COVID-19 pandemic continues to present a substantial public health and economic challenge around the world and is continuing to affect our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The length of time and full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

To date, we and our partners have been able to continue to supply our products to our patients worldwide and currently do not anticipate any interruptions in supply for the foreseeable future. However, we continue to assess the potential impact of the COVID-19 pandemic on our business and operations, including our sales, expenses, supply chain and clinical trials.

Our office-based employees have been working from home since early March 2020.  We suspended in-person interactions by our customer-facing personnel in healthcare settings during the majority of the second quarter of 2020. During this period of suspended in-person interactions, we engaged with our customers remotely in an effort to continue to support and educate healthcare professionals. In late June 2020, our customer-facing personnel began re-engaging with our customers in a manner consistent with guidance issued by the Centers for Disease Control and Prevention and other state and local mandates.

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

Recent Financing Activities

On July 2, 2019, we entered into an At the Market Sales Agreement, or 2019 Sales Agreement, with Jefferies LLC, or Jefferies, and BTIG, LLC, or BTIG, under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies and BTIG as our sales agents. Sales of our common stock through Jefferies and BTIG, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on the Nasdaq Global Market or any other existing trading market for its common stock. Jefferies and BTIG will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Jefferies and BTIG, as applicable, a commission of 3% of the gross sales proceeds of any common stock sold through Jefferies and BTIG under the 2019 Sales Agreement. We have also provided Jefferies and BTIG with customary indemnification rights. During the six months ended June 30, 2020, we sold 4,937,278 shares of our common stock pursuant to the 2019 Sales Agreement for $20.8 million in proceeds, after deducting commissions of $0.6 million. As of July 31, 2020, $1.1 million remains available for sale under the 2019 Sales Agreement.

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

Government Contract Service Revenue

Government contract service revenue is recognized when earned under our BARDA contract and represents the reimbursement by BARDA of costs incurred by us for work performed to develop NUZYRA for the treatment of pulmonary anthrax plus a small fixed administrative fee. Refer to Note 8, Government Contract Revenue to the interim condensed consolidated financial statements for further discussion of the BARDA contract and related revenue recognition.

Government Contract Grant Revenue

Government contract grant revenue is recognized when earned under our BARDA contract and represents the reimbursement by BARDA of costs incurred by us for FDA post-marketing requirements, or PMRs, associated with the approval of NUZYRA, including CABP and pediatric studies as well as a five-year post-marketing bacterial surveillance study. Refer to Note 8, Government Contract Revenue to the interim condensed consolidated financial statements for further discussion of the BARDA contract and related revenue recognition.

Collaboration and Royalty Revenue

Collaboration and royalty revenue represents revenue earned under our collaboration and license agreements. Refer to Note 9, License and Collaboration Agreements to the interim condensed consolidated financial statements for further discussion of the collaboration agreements and the related revenue recognition.

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

Research and development expenses also include gross reimbursable costs incurred related to research and development services performed for the treatment of pulmonary anthrax, services performed for U.S. manufacturing onshoring and security requirements, and services performed for FDA PMR requirements under the BARDA contract.

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

We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our research and development expenses for omadacycline and other projects during the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Omadacycline costs	$2,022	$6,456	$5,710	$12,933
Other research and development costs	2,539	4,223	5,239	9,138
Total	$4,561	$10,679	$10,949	$22,071

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

Interest Expense

Interest expense represents interest incurred on the Notes (as defined below), the Hercules Loan Agreement, and the Royalty-Backed Loan Agreement (as defined below) as well as the adjustment of our marketable securities to amortized cost.

Interest Income

Interest income represents interest earned on our money market funds and marketable securities.

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

	Three Months Ended June 30,
(in thousands)	2020	2019	$ Change
Product revenue, net	$8,133	$1,702	$6,431
Government contract service revenue	439	—	439
Government contract grant revenue	437	—	437
Collaboration and royalty revenue	317	343	(26)
Net revenue	$9,326	$2,045	$7,281
Expenses:
Cost of product revenue	2,236	567	1,669
Research and development	4,561	10,679	(6,118)
Selling, general and administrative	20,975	20,920	55
Total operating expenses	27,772	32,166	(4,394)
Loss from operations	(18,446)	(30,121)	11,675
Other income and expenses:
Interest income	363	935	(572)
Interest expense	(4,971)	(3,991)	(980)
Other gains (losses), net	(5)	(24)	19
Net loss	$(23,059)	$(33,201)	$10,142

Product Revenue, Net

Net product revenue recognized on sales of NUZYRA in the U.S. was $8.1 million and $1.7 million for the three months ended June 30, 2020 and June 30, 2019, respectively. The increase in net product revenue is primarily the result of an increase in sales volume due to higher customer demand.

Government Contract Service Revenue

Government contract service revenue earned under our BARDA contract was $0.4 million during the three months ended June 30, 2020. No such government contract service revenue was earned during the three months ended June 30, 2019 as the BARDA contract was executed in December 2019.

Government Contract Grant Revenue

Government contract grant revenue earned under our BARDA contract was $0.4 million during the three months ended June 30, 2020. No such government contract grant revenue was earned during the three months ended June 30, 2019 as the BARDA contract was executed in December 2019.

Collaboration and Royalty Revenue

Collaboration and royalty revenue was $0.3 million for the three months ended June 30, 2020 and June 30, 2019. Royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenue will be adjusted in the period in which they become known, which is expected to be the following quarter.

Cost of Product Revenue

Cost of product revenue was $2.2 million for the three months ended June 30, 2020, compared to $0.6 million for the three months ended June 30, 2019. The $1.6 million increase is primarily the result of an increase in NUZYRA product sales, NUZYRA sample program shipments, royalties owed on net sales of NUZYRA, and certain period costs.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of NUZYRA units recognized as revenue during the three months ended June 30, 2020 and June 30, 2019 were expensed prior to FDA approval in October 2018, and therefore are not included in cost of product revenue during the period.  We expect cost of product revenue to increase in relation to net product revenues as we deplete these inventories.

Research and Development Expense

Research and development expenses were $4.6 million for the three months ended June 30, 2020, compared to $10.7 million for the three months ended June 30, 2019. The $6.1 million decrease is primarily the result of lower personnel-related costs, lower clinical study costs associated with our Phase 2 UTI program completed in 2019 and other operational efficiencies.

As stay-at-home orders and travel restrictions associated with the COVID-19 pandemic begin to lift, we anticipate an increase in research and development expenses in future periods as we continue development of NUZYRA for the treatment of pulmonary anthrax, initiate work on our FDA post-marketing commitments, and begin onshoring of our manufacturing process, the majority of which is reimbursable under the BARDA contract.  We will also incur additional spend as we continue exploring pathways for NTM indications.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $21.0 million for the three months ended June 30, 2020, compared to $20.9 million for the three months ended June 30, 2019.  The modest increase is primarily the result of personnel-related costs in support of the commercialization of NUZYRA, additional contract sales force costs, and higher trade and distribution fees, partially offset by lower sales and marketing costs due to COVID-19-related travel restrictions that prohibited in-person training events and sales meetings from taking place during the first half of 2020.

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

Other Income and Expenses

Interest expense for the three months ended June 30, 2020 represents interest incurred on the Notes of $2.2 million, the Hercules Loan Agreement of $1.7 million and the Royalty-Backed Loan Agreement of $1.0 million. Interest income for the three months ended June 30, 2020 represents interest earned on our money market funds and marketable securities.

Interest expense for the three months ended June 30, 2019 represents interest incurred on the Notes of $2.2 million, the Hercules Loan Agreement of $1.7 million and the Royalty-Backed Loan Agreement of $0.7 million, partially offset by the net accretion of our marketable securities of $0.5 million. Interest income for the three months ended June 30, 2019 represents interest earned on our money market funds and marketable securities.

Comparison of the six months ended June 30, 2020 and 2019

	Six Months Ended June 30,
(in thousands)	2020	2019	$ Change
Product revenue, net	$15,436	$3,049	$12,387
Government contract service revenue	775	—	775
Government contract grant revenue	437	—	437
Collaboration and royalty revenue	597	594	3
Net revenue	$17,245	$3,643	$13,602
Expenses:	-
Cost of product revenue	3,707	773	2,934
Research and development	10,949	22,071	(11,122)
Selling, general and administrative	44,613	44,238	375
Total operating expenses	59,269	67,082	(7,813)
Loss from operations	(42,024)	(63,439)	21,415
Other income and expenses:	—
Interest income	1,067	1,881	(814)
Interest expense	(9,797)	(7,217)	(2,580)
Other gains (losses), net	78	(36)	114
Net loss	$(50,676)	$(68,811)	$18,135

Product Revenue, Net

Net product revenue recognized on sales of NUZYRA in the U.S. was $15.4 million and $3.0 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The increase in net product revenue is primarily the result of an increase in sales volume due to higher customer demand.

Government Contract Service Revenue

Government contract service revenue earned under our BARDA contract was $0.8 million during the six months ended June 30, 2020. No such government contract service revenue was earned during the six months ended June 30, 2019 as the BARDA contract was executed in December 2019.

Government Contract Grant Revenue

Government contract grant revenue earned under our BARDA contract was $0.4 million during the six months ended June 30, 2020. No such government contract grant revenue was earned during the three months ended June 30, 2019 as the BARDA contract was executed in December 2019.

Collaboration and Royalty Revenue

Collaboration and royalty revenue was $0.6 million for the six months ended June 30, 2020 and June 30, 2019. Royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenue will be adjusted in the period in which they become known, which is expected to be the following quarter.

Cost of Product Revenue

Cost of product revenue was $3.7 million for the six months ended June 30, 2020, compared to $0.8 million for the six months ended June 30, 2019. The $2.9 million increase is primarily the result of an increase in NUZYRA product sales, NUZYRA sample program shipments, royalties owed on net sales of NUZYRA, and certain period costs.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of NUZYRA units recognized as revenue during the six months ended June 30, 2020 and June 30, 2019 were expensed prior to FDA approval in October 2018, and therefore are not included in cost of product revenue during the period.  We expect cost of product revenue to increase in relation to net product revenues as we deplete these inventories.

Research and Development Expense

Research and development expenses were $10.9 million for the six months ended June 30, 2020, compared to $22.2 million for the six months ended June 30, 2019. The $11.3 million decrease is primarily the result of lower personnel-related costs, lower clinical study costs associated with our Phase 2 UTI program completed in 2019 and other operational efficiencies.

As stay-at-home orders and travel restrictions associated with the COVID-19 pandemic begin to lift, we anticipate an increase in research and development expenses in future periods as we continue development of NUZYRA for the treatment of pulmonary anthrax, initiate work on our FDA post-marketing commitments, and begin onshoring of our manufacturing process, the majority of which is reimbursable under the BARDA contract.  We will also incur additional spend as we continue exploring pathways for NTM indications.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $44.6 million for the six months ended June 30, 2020, compared to $44.2 million for the six months ended June 30, 2019.  The $0.4 million increase is primarily the result of personnel-related costs in support of the commercialization of NUZYRA, additional contract sales force costs, and higher trade and distribution fees, partially offset by lower sales and marketing costs due to COVID-19-related travel restrictions that prohibited in-person training events and sales meetings from taking place during the first half of 2020.

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

Other Income and Expenses

Interest expense for the six months ended June 30, 2020 represents interest incurred on the Notes of $4.4 million, the Hercules Loan Agreement of $3.4 million and the Royalty-Backed Loan Agreement of $2.0 million. Interest income for the six months ended June 30, 2020 represents interest earned on our money market funds and marketable securities.

Interest expense for the six months ended June 30, 2019 represents interest incurred on the Notes of $4.4 million, the Hercules Loan Agreement of $3.4 million and the Royalty-Backed Loan Agreement of $0.7 million, partially offset by the net accretion of our marketable securities of $1.2 million. Interest income for the six months ended June 30, 2020 represents interest earned on our money market funds and marketable securities.

Liquidity and Capital Resources

On July 2, 2019, we entered into an At the Market Sales Agreement with Jefferies and BTIG, under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies and BTIG as our sales agents. Sales of our common stock through Jefferies and BTIG, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. During the six months ended June 30, 2020, we sold 4,937,278 shares of our common stock pursuant to the 2019 Sales Agreement for $20.8 million in proceeds, after deducting commissions of $0.6 million. As of July 31, 2020, $1.1 million remains available for sale under the 2019 Sales Agreement.

On February 25, 2019, we, through our wholly-owned subsidiary Paratek Royalty Corporation, entered into a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, with Healthcare Royalty Partners III, L.P. Pursuant to the terms of the Royalty-Backed Loan Agreement, upon the satisfaction of the conditions precedent set forth therein, we borrowed a $32.5 million loan, which was secured by, and will be repaid based upon, royalties from the Almirall Collaboration Agreement. On May 1, 2019, we received $27.8 million, net of $0.5 million lender discount, $0.2 million in lender expenses incurred, and $4.0 million that was deposited into an interest reserve account. We also paid $1.2 million in other lender fees related to the Royalty-Backed Loan Agreement.

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

On December 1, 2017, we filed a registration statement on Form S-3 with the SEC, which was declared effective on December 8, 2017, to sell certain of our securities in an aggregate amount of up to $250.0 million. As of July 31, 2020, $201.1 million remains available on this shelf registration statement, with $1.1 million reserved for potential sales under the 2019 Sales Agreement.

On May 11, 2020, we filed a registration statement on Form S-3 with the SEC, as amended on June 19, 2020 and declared effective on July 9, 2020, to sell certain of our securities in an aggregate amount of up to $250.0 million.

We have used and we intend to continue to use the net proceeds from the above offerings of our common stock and the Notes, as well as from the Hercules Loan Agreement and the Royalty-Backed Loan Agreement, together with our existing capital resources and future NUZYRA product sales, government contract revenue and royalty revenue, to fund our ongoing company operations, including clinical studies of omadacycline, NUZYRA commercial operations, and for working capital and other general corporate purposes. Refer to Note 14, Debt, for further details on the Notes, the Royalty-Backed Loan Agreement and the Hercules Loan Agreement.

As of June 30, 2020, we had cash, cash equivalents and marketable securities of $186.8 million.

The following table summarizes our cash provided by and used in operating, investing and financing activities:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(50,655)	$(70,350)
Net cash provided by investing activities	$68,078	$124,179
Net cash provided by financing activities	$21,161	$32,082

Operating Activities

Net cash used in operating activities was $50.7 million for the six months ended June 30, 2020, compared to $70.4 million for the six months ended June 30, 2019. The change in net cash used in operating activities primarily consists of our net losses adjusted for non-cash items and changes in components of operating assets and liabilities as follows:

-

for the six months ended June 30, 2020, a net loss of $50.7 million was adjusted for non-cash items including stock-based compensation expense of $5.5 million and non-cash interest expense of $2.9 million, and a net decrease of $8.6 million due to changes in operating assets and liabilities. The significant items in the change in operating assets and liabilities include an increase in inventories of $5.8 million and an increase in accounts payable and accrued expenses of $2.2 million.

-

for the six months ended June 30, 2019, a net loss of $68.8 million was adjusted for non-cash items including $6.9 million in stock-based compensation expense and $1.6 million of non-cash interest expense, offset by $0.9 million in net depreciation, amortization and accretion, and a net decrease of $9.2 million due to changes in operating assets and liability. The significant items in the change in operations assets and liabilities include an increase in accounts receivable and other current assets of $3.4 million, an increase in inventories of $3.0 million, an increase in accounts payable and accrued expenses of $2.5 million and a decrease in long-term lease liability of $1.2 million.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2020 consists of $88.0 million in proceeds from maturities of marketable securities, offset by $19.6 million of investments in marketable securities (U.S. treasury securities) and $0.3 million in purchases of fixed assets.

Net cash provided by investing activities during the six months ended June 30, 2019 consists of $146.5 million in proceeds from maturities of marketable securities, offset by $22.3 million of investments in marketable securities (U.S. treasury securities).

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2020 consists of $20.8 million in net proceeds raised through the sale of shares of our common stock through the 2019 Sales Agreement and $0.3 million in net proceeds raised through the 2018 ESPP.

Net cash provided by financing activities during the six months ended June 30, 2019 consists of $31.8 million in net proceeds received through the execution of the Royalty-Backed Loan Agreement and $0.3 million in net proceeds raised through the 2018 ESPP.

Future Funding Requirements

We began generating revenue from product sales when we launched NUZYRA in the U.S. in February 2019 and from royalties on sales of SEYSARA in the U.S. when Almirall launched the product in January 2019. Our future funding requirements will depend on our ability to generate revenue from sales of NUZYRA, and our partner, Almirall’s, ability to generate revenue from sales of SEYSARA, with respect to which we are entitled to tiered royalties in the U.S. and flat royalties in the greater China region. We do not expect to generate any other revenue unless and until our omadacycline greater China region partner, Zai, and our SEYSARA greater China region partner, Almirall, obtains regulatory approval of and commercializes its respective product in the greater China region. Zai submitted the first regulatory approval application for a licensed product in the People’s Republic of China in December 2019, which was accepted by the China NMPA in February 2020. We will require substantial additional funding to meet FDA PMRs for NUZYRA, which we expect to continue to be funded through the BARDA contract. Additional resources will also be needed to support and accelerate the commercialization of NUZYRA, fund the development of omadacycline in other indications, including NTM, and to advance the development of potential other product candidates, and such funding may not be available on favorable terms or at all. BARDA’s procurement of NUZYRA for the Strategic National Stockpile, or SNS, will also be an important component to satisfying future funding requirements. While it is difficult to predict with certainty, we currently anticipate the initial NUZYRA procurement by BARDA for the SNS before the end of the year, contingent upon completion of the pre-EUA review by FDA.

We expect to continue to incur significant expenditures and operating losses for the next several years as we:

•	conduct additional clinical trials of omadacycline;
•	seek regulatory approvals for additional indications for omadacycline, such as omadacycline for the treatment of NTM;
•	continue to augment our sales, marketing and distribution infrastructure to commercialize NUZYRA and increase our manufacturing capacity and capabilities to satisfy demand;
•	add personnel to support our planned commercialization efforts
•	build product inventory; and
•	service and pay down our debt.

Based upon our current operating plan, which includes estimated NUZYRA product sales and expense reimbursement of activities related to the BARDA contract, we anticipate that our existing cash, cash equivalents and marketable securities of $186.8 million as of June 30, 2020, will extend our cash runway through the end of 2023 with a pathway to cash flow break even. This anticipated pathway assumes we will be able to fund all company operating expenses, anticipated capital expenditures, and debt service, including repayment in full of the Hercules Loan Agreement.

We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our pharmaceutical products, especially given the constraints on in-person promotion of NUZYRA and reduced access to prescribers due to restrictions in access to hospitals during the COVID-19 pandemic, and the unknown extent to which we will maintain existing or enter into new collaborations with third parties to participate in the development and commercialization of our product and product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures that we will require to fund our continuing operations, including for our clinical development programs and commercialization efforts for NUZYRA. Our future capital requirements will depend on many factors, including:

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to, among other items, accounts receivable and related reserves, inventory and related reserves, goodwill, accrued sales allowances, net product revenue, government contract service revenue, government contract grant revenue, collaboration and royalty revenue, leases, stock-based compensation arrangements, manufacturing and clinical accruals, useful lives for depreciation and amortization of long-lived assets and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Refer to Note 19, Recent Accounting Pronouncements, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2020 and the year ended December 31, 2019 we did not engage in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments as of June 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” in our 2019 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Our cash, cash equivalents and investments balance as of June 30, 2020 consisted of cash and cash equivalents, and U.S. treasury securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, including interest rate changes resulting from the impact of the COVID-19 pandemic, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments, although they are available for immediate sale, until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 2.4% of total liabilities as of June 30, 2020.

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

As of June 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 17, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth in our 2019 Form 10-K and our Q1 2020 Form 10-Q other than as set forth below.

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

•

Work from home limitations. We have asked all office-based employees to work from home, which could impact our ability to effectively plan, execute, communicate and maintain our corporate culture.  The increase in working remotely could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions.

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
•

FDA review and BARDA procurement. As a result of the COVID-19 pandemic, there may be interruptions or delays in the operations of the FDA or other health authorities, which could result in delays of reviews and approvals of our product candidates. For example, the timing of the FDA’s review of the pre-emergency use authorization, or EUA, for NUZYRA that is required for BARDA to proceed with its initial NUZYRA procurement for the SNS under our BARDA contract has taken longer than we had initially anticipated. We submitted our EUA application to the FDA in February 2020 but did not receive any questions from the FDA as part of its initial review process until the end of June 2020. We are working to gather and provide data in response to the FDA’s single initial question and while it is difficult to predict how long the FDA will take to complete its final review, we believe the FDA understands the importance of an efficient and timely review to enable BARDA to proceed with its initial NUZYRA procurement by the end of this year. However, the COVID-19 pandemic, additional questions from the FDA or other adverse events may directly or indirectly result in further delays.

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

Our amended and restated by-laws designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or (iv) any action asserting a claim against us or any of our directors or officers or other employees governed by the internal affairs doctrine. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to this provision of our amended and restated bylaws. However, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, there is uncertainty as to whether a court would enforce such a provision, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Item 5.	Other Information

On August 5, 2020, the Company entered into the First Amendment to Amended and Restated Loan and Security Agreement, or the First Amendment.  Concurrently with the closing of the First Amendment, the Company repaid a Term Loan Tranche of $10.0 million and paid the Lenders the existing end of term charges equal to $2.5 million.  Following the closing of the First Amendment, $60.0 million of Term Loan Tranches remained outstanding and $30.0 million of additional Term Loan Tranches remained available to the Company, subject to approval by Hercules, in its sole discretion, whether to provide such tranches.  The First Amendment provided for an additional end of term charge equal to 1.95% of the issued principal balance of the Term Loan Tranches payable on August 1, 2022 or upon prepayment.

The First Amendment extended the date on which the Company is required to begin making monthly principal installments on the outstanding Term Loan Tranches from January 1, 2021 to January 1, 2022 (which can be extended to July 1, 2022 or January 1, 2023, upon certain events set forth in the First Amendment), and extended the scheduled maturity of the Term Loan Tranches from August 1, 2022 to September 1, 2022 (which can be extended to March 1, 2023 or September 1, 2023, upon certain events set forth in the First Amendment).

The First Amendment increased the cash interest rate with respect to the Term Loan Tranches to a floating per annum rate equal to the greater of (i) 8.85% or (ii) the prime rate as reported from time to time in The Wall Street Journal plus 5.35%, and provided for the payment of additional “paid-in-kind” interest by the Company under the First Amendment at a fixed per annum rate equal to 1.55%.

In connection with the First Amendment, on August 5, 2020, the Company issued an additional warrant to Hercules Capital, Inc. that is exercisable for a minimum of up to 407,239 shares of common stock at an exercise price of $4.42 per share. The First Amendment Warrant may be exercised on a cashless basis. The First Amendment Warrant is exercisable for a term beginning on the date of issuance and ending on the earlier to occur of seven years from the date of issuance or the consummation of certain events of the Company as set forth in the First Amendment Warrant.

The descriptions of the First Amendment and the First Amendment Warrant contained herein do not purport to be complete and are qualified in their entirety by reference to the complete text of the First Amendment and the First Amendment Warrant attached hereto as Exhibits 4.9 and 10.1, respectively, which are incorporated herein by reference.

Item 6.	Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock	Form 8-K	001-36066	3.1	July 24, 2015

3.4	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	October 5, 2015

4.3	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	December 13, 2016

4.4	Warrant Agreement, dated as of June 27, 2017 issued to Hercules Capital, Inc.	Form 8-K	001-36066	4.1	June 29, 2017

4.5	Warrant Agreement, dated as of August 1, 2018 issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.5	August 2, 2018

4.6	Warrant, dated as of April 7, 2014 issued to HBM Healthcare Investments (Cayman) Ltd.	Form 10-K	001-36066	10.22	April 2, 2015

4.7	Warrant, dated as of April 18, 2014 issued to K/S Danish BioVenture.	Form 10-K	001-36066	10.23	April 2, 2015

4.8	Warrant, dated as of April 7, 2014 issued to Omega Fund III, L.P.	Form 10-K	001-36066	10.24	April 2, 2015

4.9*	Warrant Agreement, dated as of August 5, 2020 issued to Hercules Capital, Inc.

10.1*

First Amendment to the 2019 Amended and Restated Loan and Security Agreement, dated August 5, 2020, by and among Paratek Pharmaceuticals, Inc., Paratek Pharma, LLC, certain qualified subsidiaries, certain other lenders and Hercules Capital, Inc.

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

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of August 2020.

Paratek Pharmaceuticals, Inc.

By:	/s/ Evan Loh M.D.
Evan Loh M.D.
Chief Executive Officer (Principal Executive Officer)
By:	/s/ Sarah Higgins
Sarah Higgins
Vice President, Finance and Controller (Principal Financial and Accounting Officer)