Form 10-Q
period 2020-09-30
Paratek Pharmaceuticals, Inc.
filed 2020-11-05
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2020 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of October 30, 2020, there were 45,641,206 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and par value amounts)

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$102,356	$102,302
Marketable securities	47,142	113,077
Restricted cash	1,463	324
Accounts receivable, net	12,978	8,475
Inventories, net	19,458	11,579
Other receivables	3,556	1,108
Prepaid and other current assets	8,049	6,489
Total current assets	195,002	243,354
Long-term restricted cash	—	3,007
Fixed assets, net	911	1,227
Goodwill	829	829
Right-of-use assets	1,921	2,514
Other long-term assets	23	148
Total assets	$198,686	$251,079
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,039	$4,116
Accrued expenses	18,492	16,696
Other current liabilities	1,368	3,388
Total current liabilities	22,899	24,200
Long-term debt	250,631	260,728
Long-term lease liabilities	1,364	2,095
Other liabilities	3,676	3,703
Total liabilities	278,570	290,726
Commitments and contingencies (Note 17)
Stockholders’ deficit
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,639,406 and 39,827,749 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	46	40
Additional paid-in capital	702,759	671,497
Accumulated other comprehensive income	100	74
Accumulated deficit	(782,789)	(711,258)
Total stockholders’ deficit	(79,884)	(39,647)
Total liabilities and stockholders’ deficit	$198,686	$251,079

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product revenue, net	$10,895	$3,053	$26,330	$6,102
Government contract service revenue	785	—	1,560	—
Government contract grant revenue	1,866	—	2,303	—
Collaboration and royalty revenue	113	881	710	1,475
Net revenue	$13,659	$3,934	$30,903	$7,577
Expenses:
Cost of product revenue	2,017	958	5,724	1,731
Research and development	6,687	8,350	17,636	30,421
Selling, general and administrative	20,902	23,636	65,514	67,874
Total operating expenses	29,606	32,944	88,874	100,026
Loss from operations	(15,947)	(29,010)	(57,971)	(92,449)
Other income and expenses:
Interest income	280	992	1,347	2,873
Interest expense	(5,178)	(4,560)	(14,974)	(11,777)
Other gains (losses), net	(10)	(36)	67	(72)
Net loss	$(20,855)	$(32,614)	$(71,531)	$(101,425)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities, net of tax	(154)	(68)	26	276
Comprehensive loss	$(21,009)	$(32,682)	$(71,505)	$(101,149)
Basic and diluted net loss per common share	$(0.46)	$(1.00)	$(1.64)	$(3.12)
Weighted average common stock outstanding
Basic and diluted	45,483,346	32,590,454	43,591,724	32,458,010

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Net loss	$(71,531)	$(101,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	437	(1,124)
Stock-based compensation expense	7,925	10,742
Noncash interest expense	5,364	5,097
Changes in operating assets and liabilities
Accounts receivable and other current assets	(8,707)	(6,052)
Inventories	(7,099)	(7,555)
Operating lease right-of-use asset	593	534
Accounts payable and accrued expenses	(3,754)	1,843
Operating lease liability	(730)	(1,468)
Other liabilities and other assets	(2,072)	893
Net cash used in operating activities	(79,574)	(98,515)
Investing activities
Purchase of fixed assets	(331)	(45)
Purchase of marketable securities	(29,625)	(77,077)
Proceeds from maturities of marketable securities	95,500	204,000
Net cash provided by investing activities	65,544	126,878
Financing activities
Proceeds from sale of common stock, net of costs	21,892	1,929
Principal payments on long-term debt	(10,000)	—
Proceeds from the employee stock purchase plan	324	294
Proceeds from the issuance of long-term royalty-backed loan agreement, net of costs	—	30,554
Net cash provided by financing activities	12,216	32,777
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,814)	61,140
Cash, cash equivalents and restricted cash at beginning of period	105,633	47,502
Cash, cash equivalents and restricted cash at end of period	$103,819	$108,642
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$13,771	$9,579
Purchases of equipment included in accrued expenses	$45	$151
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Fair value of warrants issued	$1,127	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2019	39,827,749	$40	$671,497	$74	$(711,258)	$(39,647)
Issuance of common stock, net of expenses	2,334,107	2	9,092	—	—	9,094
Vesting of restricted stock unit awards	212,170	—	—	—	—	—
Employee stock purchase plan expense	—	—	35	—	—	35
Unrealized gain on available-for-sale securities, net of tax	—	—	—	397	—	397
Stock-based compensation expense	—	—	2,500	—	—	2,500
Net loss	—	—	—	—	(27,617)	(27,617)
Balances at March 31, 2020	42,374,026	$42	$683,124	$471	$(738,875)	$(55,238)
Issuance of common stock, net of expenses	2,603,171	3	11,740	—	—	11,743
Vesting of restricted stock unit awards	200,500	—	—	—	—	—
Employee stock purchase plan expense	—	—	36	—	—	36
Issuance of stock under the employee stock purchase plan	130,055	—	324	—	—	324
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(217)	—	(217)
Stock-based compensation expense	—	—	2,953	—	—	2,953
Net loss	—	—	—	—	(23,059)	(23,059)
Balances at June 30, 2020	45,307,752	$45	$698,177	$254	$(761,934)	$(63,458)
Issuance of common stock, net of expenses	238,722	1	1,054	—	—	1,055
Vesting of restricted stock unit awards	92,932	—	—	—	—	—
Employee stock purchase plan expense	—	—	37	—	—	37
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(154)	—	(154)
Stock-based compensation expense	—	—	2,364	—	—	2,364
Issuance of warrants for common stock	—	—	1,127	—	—	1,127
Net loss	—	—	—	—	(20,855)	(20,855)
Balances at September 30, 2020	45,639,406	$46	$702,759	$100	$(782,789)	$(79,884)
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2018	32,259,363	$32	$630,142	$(128)	$(582,468)	$47,578
Vesting of restricted stock unit awards	156,614	—	—	—	—	—
Employee stock purchase plan expense	—	—	24	—	—	24
Unrealized gain on available-for-sale securities, net of tax	—	—	—	200	—	200
Stock-based compensation expense	—	—	3,839	—	—	3,839
Net loss	—	—	—	—	(35,610)	(35,610)
Balances at March 31, 2019	32,415,977	$32	$634,005	$72	$(618,078)	$16,031
Vesting of restricted stock unit awards	5,000	—	—	—	—	—
Employee stock purchase plan expense	—	—	24	—	—	24
Issuance of stock under the employee stock purchase plan	95,212	—	294	—	—	294
Unrealized gain on available-for-sale securities, net of tax	—	—	—	144	—	144
Stock-based compensation expense	—	—	3,031	—	—	3,031
Net loss	—	—	—	—	(33,201)	(33,201)
Balances at June 30, 2019	32,516,189	$32	$637,354	$216	$(651,279)	$(13,677)
Issuance of common stock, net of expenses	360,575	1	1,928	—	—	1,929
Vesting of restricted stock unit awards	24,682	—	—	—	—	—
Employee stock purchase plan expense	—	—	25	—	—	25
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(68)	—	(68)
Stock-based compensation expense	—	—	3,799	—	—	3,799
Net loss	—	—	—	—	(32,614)	(32,614)
Balances at September 30, 2019	32,901,446	$33	$643,106	$148	$(683,893)	$(40,606)

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

The Company has incurred significant losses since inception in 1996. The Company has generated an accumulated deficit of $782.8 million through September 30, 2020 and may require substantial additional funding in connection with the Company’s continuing operations to support clinical development and commercialization activities associated with NUZYRA. Based upon the Company’s current operating plan, it anticipates that its cash, cash equivalents and available for sale marketable securities of $149.5 million as of September 30, 2020 will enable the Company to fund operating expenses and capital expenditure requirements through at least the next twelve months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q. The Company expects to finance future cash needs primarily through a combination of product sales, royalties, public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding.  The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third-party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations as well as the risks discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 10, 2020, or the 2019 Form 10-K, in the Company’s other filings with the SEC and in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

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

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2019, and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2020 and December 31, 2019, results of operations for the three and nine month periods ended September 30, 2020 and September 30, 2019, cash flows for the nine month periods ended September 30, 2020 and September 30, 2019 and changes in stockholders’ equity (deficit) for the three and nine month periods ended September 30, 2020 and September 30, 2019. Purchase of prepaid interest - marketable securities, which was included as a line item in the September 30, 2019 condensed consolidated statement of cash flows, has been reclassified into the other liabilities and other assets line item to conform to the fiscal 2020 presentation.

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

Summary of Significant Accounting Policies

As of September 30, 2020, the Company’s significant accounting policies and estimates, which are detailed in the Company’s 2019 Form 10-K, have not changed except as discussed below.

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

Government Contract Service Revenue

Government contract service revenue is recognized as services are performed.  Revenue and related reimbursable expenses are presented on a gross basis in the Company’s consolidated statements of operations. The related reimbursable costs are expensed as incurred as research and development expense.

Government Contract Grant Revenue

Government contract grant revenue is recognized as the related reimbursable expenses are incurred.  The cost reimbursements that are reported as revenue is presented gross of the related reimbursable expenses in the Company’s consolidated statements of operations. The related reimbursable costs are expensed as incurred as research and development expense.

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

Accounts receivable as of September 30, 2020 includes $10.5 million due from customers on sales of NUZYRA, net of prompt payment discounts, chargebacks, rebates and certain fees. Accounts receivable as of September 30, 2020 also includes $0.6 million of government contract service revenue earned under the BARDA contract (as defined below), and $1.7 million of government contract grant revenue earned under the BARDA contract. Refer to Note 7, Government Contract Revenue for further information on the BARDA contract.

3.   Marketable Securities

The following is a summary of available-for-sale securities as of September 30, 2020 and December 31, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2020
U.S. treasury securities	$47,042	$101	$(1)	$47,142
Total	$47,042	$101	$(1)	$47,142
December 31, 2019
U.S. treasury securities	$113,003	$89	$(15)	$113,077
Total	$113,003	$89	$(15)	$113,077

No available-for-sale securities held as of September 30, 2020 and December 31, 2019 had remaining maturities greater than twelve months.

4.  Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statement of cash flows that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows (in thousands):

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$102,356	$104,907
Short-term restricted cash	1,463	788
Long-term restricted cash	-	2,947
Total cash, cash equivalents and restricted cash shown on the condensed consolidated statement of cash flows	$103,819	$108,642

Short-term restricted cash

On May 1, 2019, the Company deposited $4.0 million into an interest reserve account in conjunction with the funding of a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, executed with Healthcare Royalty Partners III, L.P., or HCRP. Payments of interest under the Royalty-Backed Loan Agreement are made quarterly using royalty payments received since the immediately preceding payment date under the Almirall Collaboration Agreement. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the Company will cover the balance of the interest payment due from the interest reserve account.  Refer to Note 13, Debt, for further details. As of September 30, 2020 and December 31, 2019, restricted cash of $1.2 million and $0.3 million, respectively, represented the estimated amount that is expected to be paid to HCRP out of the interest reserve account within the next twelve months.

The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. Refer to Note 14, Leases, for further details. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of both September 30, 2020 and December 31, 2019, naming the landlord as beneficiary. The cash-

collateralized irrevocable standby letter of credit was reclassified to short-term during the three months ended September 30, 2020 as the operating lease expires in August 2021.

Long-term restricted cash

As of December 31, 2019, long-term restricted cash of $2.7 million represented the remaining balance in the interest reserve account described above as well as the $0.3 million cash-collateralized irrevocable standby letter of credit described above.

5. Inventories, Net

The following table presents inventories, net (in thousands):

	September 30, 2020	December 31, 2019
Work in process	$14,158	$9,330
Finished goods	5,300	2,249
Total inventories, net	$19,458	$11,579

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

The following outstanding shares subject to stock options and restricted stock units, warrants to purchase shares of common stock, common stock issuable upon conversion of convertible debt and shares issuable under the employee stock purchase plan were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the three and nine months ended September 30, 2020 and 2019 as indicated below:

	September 30,
	2020	2019
Excluded potentially dilutive securities (1):
Common stock issuable under outstanding convertible notes	10,377,361	10,377,361
Shares subject to outstanding options to purchase common stock	2,032,295	3,293,102
Unvested restricted stock units	4,195,592	2,955,758
Shares subject to warrants to purchase common stock	479,002	104,455
Shares issuable under employee stock purchase plan	668,132	884,621
Totals	17,752,382	17,615,297

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of September 30, 2020 and September 30, 2019. Such amounts have not been adjusted for the treasury-stock method or weighted-average outstanding calculations as required if the securities were dilutive.

7. Government Contract Revenue

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

As the BARDA contract is partially within the scope of ASC 606 and partially within the scope of other guidance, the Company applied the guidance of ASC 606 to initially measure the parts of the contract within ASC 606. The total transaction price of the parts of the BARDA contract that existed at the outset of the contract that fall under ASC 606 was determined to be $63.6 million, inclusive of $4.2 million in variable consideration, and was allocated to each of the three performance obligations based on the performance obligation’s estimated relative stand-alone selling prices. As of September 30, 2020, the Company reevaluated the variable consideration of $4.2 million that is included in the transaction price and determined that the variable consideration should not be constrained as it is not probable that a significant reversal in the amount of the cumulative revenue recognized will occur in a future period. The transaction price was allocated as follows: $21.5 million to research and development services performed for the treatment of pulmonary anthrax in (i), which will be classified as government contract service revenue when recognized, $37.9 million to the procurement of 2,500 treatment courses of NUZYRA in (ii), which will be classified as product revenue when recognized, and a total of $4.2 million to the options to procure up to three 2,500 treatment courses of NUZYRA in (v), which would be included within product revenue when recognized upon exercise and transfer of control of related treatment courses.  The Company estimated the stand-alone selling price of the research and development services performed for the treatment of pulmonary anthrax based on the Company’s projected cost of providing the services plus an applicable profit margin commensurate with observable market data for similar services.  The Company estimated the stand-alone selling price of the procurement of 2,500 treatment courses of NUZYRA based on historical pricing of the Company’s commercial products to similar customers.  The Company estimated the stand-alone selling price of the future procurement options based on the discount that the customer would obtain when exercising the option, adjusted for any discount that the customer could receive without entering into the contract, and the likelihood that the option will be exercised.

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

The product procurement performance obligations ((ii) and, if any optional additional procurements are exercised from, (v) above), generate revenue at a point in time, which will be upon transfer of control of the product. As such, the related revenue for these performance obligations will be recognized at a point in time as product revenue within the Company’s consolidated statement of operations.  As of September 30, 2020, no product procurement performance obligations have been completed and therefore no product revenue has been recognized.

In April 2020, BARDA exercised its option to obtain manufacturing-related services under material promise (iv) and the Company is treating these services as a separate $20.4 million contract for accounting purposes since manufacturing-related services were determined at the contract outset to be optional services that did not represent a material right. The Company’s manufacturing-related services are satisfied over time as work progresses.

The Company recognized $0.8 million and $1.6 million of government contract service revenue during the three and nine months ended September 30, 2020, respectively.

As of September 30, 2020, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $82.4 million. The Company expects to recognize this amount as revenue over the next six years.

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

The Company recognized $1.9 million and $2.3 million of government contract grant revenue under the BARDA contract during the three and nine months ended September 30, 2020, respectively.

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

As of September 30, 2020, an insignificant amount of deferred revenue was recorded and is included within other current liabilities on the Company’s consolidated balance sheet.

8.    License and Collaboration Agreements

Tetraphase Pharmaceuticals, Inc.

On March 18, 2019, Paratek and Tetraphase Pharmaceuticals, Inc., or Tetraphase, which is now a subsidiary of La Jolla Pharmaceutical Company, entered into a License Agreement, or the Tetraphase License Agreement. Under the terms of the Tetraphase License Agreement, Paratek granted to Tetraphase a non-exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain Paratek patents, to develop, make, have, use, import, offer for sale and sell the licensed product, or XERAVA TM (eravacycline), which is a drug for the treatment of complicated, intra-abdominal infections caused by bacteria, which was approved by the FDA in August 2018.

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

In accordance with the Company’s revenue recognition policy, the Company recognized an insignificant amount of royalty revenue during the three and nine months ended September 30, 2020 under the Tetraphase License Agreement.

Zai Lab (Shanghai) Co., Ltd.

On April 21, 2017, Paratek Bermuda Ltd., a former wholly-owned subsidiary of Paratek Pharmaceuticals, Inc., and Zai Lab (Shanghai) Co., Ltd., or Zai, entered into a License and Collaboration Agreement, or the Zai Collaboration Agreement. On December 18, 2019, Paratek Bermuda Ltd. assigned its rights under the Zai Collaboration Agreement to Paratek Pharmaceuticals, Inc. Under the terms of the Zai Collaboration Agreement, Paratek granted Zai an exclusive license to develop, manufacture and commercialize omadacycline, or the licensed product, in the PRC, Hong Kong, Macau and Taiwan, or the Zai territory, for all human therapeutic and preventative uses other than biodefense. Zai will be responsible for the development, manufacturing and commercialization of the licensed product in the Zai territory, at its sole cost with certain assistance from Paratek.

Under the terms of the Zai Collaboration Agreement, Paratek is eligible to receive up to $6.0 million in potential future regulatory milestone payments and $40.5 million in potential future commercial milestone payments, the next being $6.0 million upon regulatory approval for a licensed product in the PRC. The terms of the Zai Collaboration Agreement also provide for Zai to pay Paratek tiered royalties at a low double digit to mid-teen percent on net sales of the licensed product in the Zai territory. In accordance with the Company’s revenue recognition policy, as regulatory approval in the PRC is not within the control of the Company, the achievement of the milestone was not deemed probable and the risk of significant reversal of revenue was not resolved as of September 30, 2020. As such, the next milestone payment was not recognized as revenue during the nine months ended September 30, 2020 or during the year ended December 31, 2019.

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

The Almirall Collaboration Agreement contains two performance obligations: (i) an exclusive license to research, develop and commercialize tetracycline products for use in the U.S. for the treatment of acne and rosacea and (ii) research and development services. The performance obligation to deliver the license was satisfied upon execution of the Almirall Collaboration Agreement in July 2007.  All research and development services were completed by December 2010. As of December 2010, the Company had no remaining performance obligations under the Almirall Collaboration Agreement.

Almirall is also obligated to pay the Company tiered royalties, ranging from the mid-single digits to the low double digits, based on net sales of tetracycline compounds developed under the Almirall Collaboration Agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term.

Royalty payments are recognized when the sales occur. The Company recognized an insignificant amount and $0.6 million of royalty revenue for sales of SEYSARA in the U.S. by Almirall for the three and nine months ended September 30, 2020, respectively, under the Almirall Collaboration Agreement. During the third quarter of 2020, royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third-party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenues will be adjusted for in the period in which they become known, which is expected to be the following quarter.

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

For additional information related to these agreements, as well as the Company’s other significant collaborative agreements, please read Note 5, License and Collaboration Agreements, to the consolidated financial statements included within the Company’s 2019 Form 10-K.

9.   Capital Stock

In July 2019, the Company entered into an At the Market Sales Agreement, or the 2019 Sales Agreement, with Jefferies LLC, or Jefferies, and BTIG, LLC, or BTIG, under which it was permitted to offer and sell its common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies and BTIG as its sales agents. Sales of the Company’s common stock through Jefferies and BTIG, were to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on the Nasdaq Global Market or any other existing trading market for its common stock. Jefferies or BTIG, as applicable, were entitled to a commission of 3% of the gross sales proceeds of any common stock sold through Jefferies and BTIG under the 2019 Sales Agreement. The Company also provided Jefferies and BTIG with customary indemnification rights.

The Company sold 5,176,000 shares of common stock pursuant to the 2019 Sales Agreement for $21.9 million in proceeds, after deducting commissions of $0.7 million, during the nine months ended September 30, 2020, which fully utilized the 2019 Sales Agreement. Upon completion of the final sale of the Company’s shares of common stock available for sale under the 2019 Sales Agreement, that agreement was automatically terminated.

10.   Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued compensation	$5,650	$7,580
Accrued interest	4,163	2,264
Accrued sales allowances	3,126	1,492
Accrued commercial	1,801	1,445
Accrued manufacturing	1,236	1,026
Accrued inventory	779	125
Accrued professional fees	671	876
Accrued contract research	566	1,612
Accrued legal costs	309	181
Accrued other	191	95
Total	$18,492	$16,696

11.   Fair Value Measurements

Financial instruments, including cash, cash equivalents, restricted cash, money market funds, U.S. treasury securities, accounts receivable, accounts payable, and accrued expenses are carried on the condensed consolidated financial statements at amounts that approximate fair value. The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date.  The fair value of the Company’s debt (including the Notes as defined in Note 13, Debt), is $212.1 million as of September 30, 2020. The fair value of the Company’s debt was determined using Level 3 inputs.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2020
Assets:
U.S. treasury securities	$47,142	$—	$—	$47,142
Total Assets	$47,142	$—	$—	$47,142
December 31, 2019
Assets:
U.S. treasury securities	$113,077	$—	$—	$113,077
Total Assets	$113,077	$—	$—	$113,077

12.   Stock-Based and Incentive Compensation

Stock-based Compensation

The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expense	$477	$560	$1,663	$2,868
Selling, general and administrative expense	1,924	3,264	6,262	7,874
Total stock-based compensation expense	$2,401	$3,824	$7,925	$10,742

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

	Nine Months Ended September 30,
	2020	2019
Volatility	63.0%	63.3%
Risk-free interest rate	0.9%	2.0%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	5.7	5.9

Stock Plan Activity

The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Equity Incentive Plan, or the 2015 Plan, which was approved by Company stockholders at the annual meeting of shareholders held on June 9, 2015.  As of September 30, 2020, there are 1,309,150 shares available for future issuance under the 2015 Plan.

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

During the nine months ended September 30, 2020, the Company’s Board of Directors granted 103,900 stock options and 2,550,450 RSUs to directors, executives and employees of the Company under the 2015 Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards granted to executives in February 2020 are subject to time-based vesting, with 1/3 of the shares vesting on December 10, 2020, or the Initial Vest Date, and an additional 1/3 of the shares vesting on the succeeding two anniversaries of the Initial Vesting Date. The RSU awards granted to non-executive employees of the Company in February 2020 are subject to time-based vesting and vest in three equal installments commencing on each of the one-year anniversaries of the grant date. The grants also included performance-based RSU, or PRSU, awards to certain executives and employees of the Company. The PRSU awards granted in February 2020 will vest as follows: (a) 25/55 on certain net product revenue achievements, (b) 15/55 on achievement of certain clinical milestones related to NUZYRA and (c) 15/55 on achievement of certain regulatory milestones related to NUZYRA. Since the Company believes it is probable that milestone (b) above will be achieved, the Company recognized compensation cost for a total of $0.3 million for the performance condition during the nine months ended September 30, 2020 using the accelerated attribution method.

During the year ended December 31, 2019, the Company’s Board of Directors granted PRSU awards to certain executives and employees of the Company in February 2019 and July 2019 under the 2015 Plan that will vest as follows: (a) 25/60 and (b) 25/60, each, on certain net product revenue achievements and (c) the remaining 10/60 on certain other business achievements. Milestone (a) was achieved during September 2020 and will vest during the fourth quarter of 2020 and the Company believes it is probable that milestone (b) above will be achieved. The Company recognized stock-based compensation expense for a total of $1.1 million for milestones (a) and (b) during the nine months ended September 30, 2020 using the accelerated attribution method. During the nine months ended September 30, 2020, the Company’s Board of Directors modified the vesting terms related to the PRSUs that were expected to time vest on attainment of certain other business achievements. The modification resulted in the recognition of an insignificant amount of stock-based compensation expense during the nine months ended September 30, 2020.

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

The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Inducement Plan, or the 2015 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 360,000 shares of common stock solely for the grant of inducement stock options to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. The Company has not made any grants under the 2015 Inducement Plan since December 31, 2015. Although the Company does not currently anticipate the issuance of additional grants under the 2015 Inducement Plan, as of September 30, 2020, 306,500 shares remain available for grant under that plan, as well as any shares underlying outstanding stock options that may become available for grant pursuant to the plan’s terms. It is therefore possible that the Company may, based on the business and recruiting needs of the Company, issue additional stock options under the 2015 Inducement Plan.

In June 2017, the Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2017 Inducement Plan, or the 2017 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 550,000 shares of common stock solely for the grant of inducement stock options and RSU awards to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. In October 2018, the Company’s Board of Directors approved the reserve of an additional 500,000 shares for the 2017 Inducement Plan, for a total of 1,050,000 shares reserved for issuance under it. During the nine months ended September 30, 2020, the Company’s Board of Directors granted 38,000 stock options and 30,350 RSUs to employees of the Company under the 2017 Inducement Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards are generally subject to time-based vesting, with 100% of the shares of common stock subject to the RSU award vesting three years from the grant date. As of September 30, 2020, 426,800 shares remain available for grant under the 2017 Inducement Plan, as well as any shares underlying awards that may become available for grant pursuant to the plan’s terms.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	3,236,073	$15.54	6.30	$90
Granted	141,900
Cancelled or forfeited	(1,200,678)
Expired	(145,000)
Outstanding at September 30, 2020	2,032,295	$11.79	5.86	$1,092
Exercisable at September 30, 2020	1,705,847	$12.49	5.34	$800

During the nine months ended September 30, 2020, certain executives voluntarily forfeited 1,073,891 outstanding stock options with exercise prices significantly above the current trading price of the Company’s common stock in order to make additional shares available for future grants to Company employees under the Company’s 2014 Equity Incentive Plan, 2015 Equity Incentive Plan, and 2017 Inducement Plan. On the dates of forfeiture, the total amount of unrecognized stock-based compensation expense of each award was accelerated and recognized, which resulted in the recognition of $0.2 million of stock-based compensation expense during the nine months ended September 30, 2020.

Restricted Stock Units

A summary of RSU activity for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	2,305,408	$7.66
Granted	2,580,800	3.56
Released	(505,602)	10.68
Forfeited	(185,014)	8.42
Unvested balance at September 30, 2020	4,195,592	$4.74

Total unrecognized stock-based compensation expense for all stock-based awards was $10.4 million as of September 30, 2020. This amount will be recognized over a weighted-average period of 1.67 years.

2009 Employee Stock Purchase Plan

In June 2009, at the annual meeting of stockholders, the stockholders of the Company approved the 2009 Employee Stock Purchase Plan, or the 2009 ESPP.  As of September 30, 2020, 36,539 shares were available for issuance under the 2009 ESPP. Since the Merger, the Company has not made the 2009 ESPP available to employees.

2018 Employee Stock Purchase Plan

The Company’s Board of Directors adopted, and in June 2018 Company’s stockholders approved, the Paratek Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan, or the 2018 ESPP. The 2018 ESPP was amended in October 2018 to change the commencement dates of the offering periods. The maximum aggregate number of shares of the Company’s common stock that may be purchased under the 2018 ESPP is 943,294 shares, or the ESPP Share Pool, subject to adjustment as provided for in the 2018 ESPP.  The 2018 ESPP allows eligible employees to purchase shares during certain offering periods, which will be six -month periods commencing June 1 and ending November 30 and commencing December 1 and ending May 31 of each year. The first offering under the 2018 ESPP occurred on December 1, 2018. During the nine months ended September 30, 2020, the Company issued 130,055 shares of common stock with proceeds of $0.3 million. As of September 30, 2020, 631,593 shares remain available for issuance. During the three and nine months ended September 30, 2020, the Company recognized an insignificant amount in related stock-based compensation expense.

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

The Company will recognize the compensation cost over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance. The performance condition is not yet deemed probable; as such, no amounts were accrued under the Plan during the nine months ended September 30, 2020.

13.    Debt

Hercules Loan Agreement

On June 27, 2019, the Company entered into an Amended and Restated Loan and Security Agreement, as amended from time to time, or the A&R Hercules Loan Agreement, with Hercules Technology III, L.P., certain other lenders, together, the Lenders, and Hercules Capital, Inc. (as agent), under which the Company may borrow up to $100.0 million in multiple tranches, each, a Term Loan Tranche. The A&R Hercules Loan Agreement amends and restates in its entirety the Company’s prior Loan and Security Agreement with the Lenders dated as of September 30, 2015 to, among other things, provide for an extension of the scheduled maturity date of the $60.0 million Term Loan Tranche, or the First Tranche, from September 1, 2021 to September 1, 2023, upon certain events set forth in the A&R Hercules Loan Agreement, and an extension of the scheduled maturity date of the $10.0 million Term Loan Tranche, or the Second Tranche, and additional Term Loan Tranches (if any), from August 1, 2022 to August 1, 2024, upon certain events set forth in the A&R Hercules Loan Agreement. The A&R Hercules Loan Agreement also provides for an additional $10.0 million of additional Term Loan Tranches (up to a total of $30.0 million of additional Term Loan Tranches) that may be available to the Company, subject to approval by Hercules, in its sole discretion, whether to provide such tranches. As such there can be no assurance as to whether or not the additional Term Loan Tranches shall be funded.

The interest rate with respect to the First Tranche is a floating per annum rate equal to the greater of (i) 8.50% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.75%, and (ii) 8.50%. The interest rate with respect to the Second Tranche is, and the interest rate with respect to additional Term Loan Tranches (if any) will be, a floating per annum rate equal to the greater of (i) 7.85% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.75%, and (ii) 7.85%. An end of term charge equal to 4.5% with respect to $50.0 million of the First Tranche and equal to 2.25% with respect to the remaining $10.0 million of the First Tranche of the issued principal balance of the term loans is payable in September of 2020, and an end of term charge equal to 6.95% of the Second Tranche, and the Additional Term Loan Tranches (if any), of the issued principal balance of the term loans is payable at maturity, including in the event of any prepayment, and is being accrued as interest expense over the term of the term loans using the effective interest method. Payments under the A&R Hercules Loan Agreement with respect to the First Tranche are interest only until January 1, 2021, followed by equal monthly payments of principal and interest through the scheduled maturity date. Payments under the A&R Hercules Loan Agreement with respect to the Second Tranche are, and with respect to additional Term Loan Tranches (if any) will be, interest only until January 1, 2021 (which can be extended to May 1, 2021 or September 1, 2021, upon certain events set forth in the A&R Hercules Loan Agreement), followed by equal monthly payments of principal and interest through the scheduled maturity date. The Company’s obligations under the A&R Hercules Loan Agreement are secured by a security interest in substantially all of its and Paratek Pharma, LLC’s assets, other than intellectual property.

Under the A&R Hercules Loan Agreement, prepayment fees equaling 1.0% to 2.5% will apply to principal amounts prepaid prior to dates between September 1, 2020 and January 1, 2021, varying depending on the applicable tranche.

The A&R Hercules Loan Agreement includes customary affirmative and restrictive covenants, including a liquidity covenant and a covenant against suffering a “change of control,” and also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of Lenders’ security interest or in the value of the collateral, cross acceleration to the debt and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the A&R Hercules Loan Agreement.

Borrowings under the A&R Hercules Loan Agreement are collateralized by substantially all of the assets of the Company.

Upon an Event of Default, an additional 5.0% interest would be applied, and Hercules could, at its option, accelerate and demand payment of all or any part of the term loans together with the prepayment and end of term charges. An Event of Default is defined in the A&R Hercules Loan Agreement as (i) failure to make required payments; (ii) failure to adhere to financial, operating and reporting loan covenants; (iii) an event or development occurs that would be reasonably expected to have a material adverse effect; (iv) false representations in the A&R Hercules Loan Agreement; (v) insolvency, as described in the A&R Hercules Loan Agreement; (vi) levy or attachments on any of the Company's assets; and (vii) default of any other agreement or subordinated debt greater than $1.0 million. In the event of insolvency, this acceleration and declaration would be automatic. In addition, in connection with the A&R Hercules Loan Agreement, the Company agreed to provide Hercules with a contingent security interest in the Company's bank accounts. The Company's control of its bank accounts is not adversely affected unless Hercules elects to obtain unilateral control of the Company's bank accounts by declaring that an Event of Default has occurred. The principal of the term loans, which is not due within 12 months of September 30, 2020, has been classified as long-term debt.

On August 5, 2020, the Company entered into the First Amendment to the A&R Hercules Loan Agreement, or the First Amendment. Concurrently with the closing of the First Amendment, the Company repaid a Term Loan Tranche of $10.0 million and paid the Lenders the existing end of term charges equal to $2.5 million.  Following the closing of the First Amendment, $60.0 million of Term Loan Tranches remained outstanding and $30.0 million of additional Term Loan Tranches remained available to the Company, subject to approval by Hercules, in its sole discretion, whether to provide such tranches.  The First Amendment provided for an additional end of term charge equal to 1.95% of the issued principal balance of the Term Loan Tranches payable on September 1, 2022 or upon prepayment in addition to the $0.7 million end of term charge from the A&R Hercules Loan agreement that is due on August 1, 2020 or upon prepayment. The amounts outstanding as of the First Amendment date can be prepaid at any time without prepayment fees.

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

The First Amendment increased the cash interest rate with respect to the Term Loan Tranches to a floating per annum rate equal to the greater of (i) 8.85% or (ii) the prime rate as reported from time to time in The Wall Street Journal plus 5.35%, and provided for the payment of additional “paid-in-kind” interest by the Company under the First Amendment at a fixed per annum rate equal to 1.55%, compounding monthly and payable at maturity or upon prepayment.

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

The following table summarizes the impact of the A&R Hercules Loan Agreement on the Company’s consolidated balance sheets at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Gross proceeds	$60,000	$70,000
Unamortized debt issuance costs	(1,251)	(361)
Carrying value	$58,749	$69,639

Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

The Company recognized interest expense of $1.9 million and $5.3 million on the A&R Hercules Loan Agreement for the three and nine months ended September 30, 2020, respectively.

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

The following table summarizes the impact of the Notes on the Company’s consolidated balance sheets at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Gross proceeds	$165,000	$165,000
Unamortized debt issuance costs	(3,821)	(4,531)
Carrying value	$161,179	$160,469

The Company recognized coupon interest expense of $2.0 million and $5.9 million, and amortization expense on the debt issuance costs of $0.2 million and $0.7 million, on the Notes for the three and nine months ended September 30, 2020, respectively.

Royalty-Backed Loan Agreement

On February 25, 2019, the Company, through its wholly-owned subsidiary Paratek Royalty Corporation, or the Subsidiary, entered into the Royalty-Backed Loan Agreement with HCRP. Pursuant to the terms of the Royalty-Backed Loan Agreement, upon the satisfaction of the conditions precedent set forth therein, the Subsidiary borrowed a $32.5 million loan, which was secured by, and will be repaid based upon, royalties from the Almirall Collaboration Agreement. On May 1, 2019, the Company received $27.8 million, net of $0.5 million lender discount, $0.2 million in lender expenses incurred, and $4.0 million that was deposited into an interest reserve account. The Company also paid $1.2 million in other lender fees related to the Royalty-Backed Loan Agreement. During the three months ended September 30, 2020, the Company paid $1.0 million to HCRP based upon royalties earned from the Almirall Collaboration Agreement and outstanding interest payments due to HCRP.

Under the Royalty-Backed Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 12.0%.  Payments of interest under the Royalty-Backed Loan Agreement are made quarterly out of the Almirall Collaboration Agreement royalty payments received since the immediately preceding payment date. On each interest payment date, any royalty payments in excess of accrued interest on the loan will be used to repay the principal of the loan until the balance is fully repaid.  In addition, the Subsidiary made up-front payments to HCRP of (i) a 1.5% fee and (ii) up to $300,000 for HCRP’s expenses. The Royalty-Backed Loan Agreement matures on May 1, 2029, at which time, if not earlier repaid in full, the outstanding principal amount of the loan, together with any accrued and unpaid interest, and all other obligations then outstanding, shall be due and payable in cash. The Company has entered into a Pledge and Security Agreement in favor of HCRP, pursuant to which the Subsidiary’s obligations under the Royalty-Backed Loan Agreement are secured by a pledge of all of the Company’s holdings of the Subsidiary’s capital stock.

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

The following table summarizes the impact of the Royalty-Backed Loan Agreement on the Company’s consolidated balance sheets at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Gross proceeds	$32,500	$32,500
Unamortized debt issuance costs	(1,797)	(1,880)
Carrying value	$30,703	$30,620

The Company recognized interest expense of $1.0 million and $3.0 million on the Royalty-Backed Loan Agreement for the three and nine months ended September 30, 2020, respectively.

Long-term debt on the Company’s consolidated balance sheets at September 30, 2020 and December 31, 2019 includes the carrying value of the A&R Hercules Loan Agreement, the Notes and the Royalty-Backed Loan Agreement.

14. Leases

Operating Leases

The Company leases its Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases expiring in 2021 and 2024, respectively.

The following tables contain a summary of the lease costs and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2020:

For the Three Months Ended September 30, 2020
Lease cost (in thousands)
Operating lease cost	$255
Variable lease cost	34
Total lease cost	$289
Cash paid for amounts included in the measurement of lease liabilities:	295

For the Nine Months Ended September 30, 2020
Lease cost (in thousands)
Operating lease cost	$766
Variable lease cost	90
Total lease cost	$856
Cash paid for amounts included in the measurement of lease liabilities:	$882

Other information
Weighted average remaining lease term (in years)	3.1
Weighted average discount rate	8.75%

Future minimum operating lease obligations under non-cancelable operating leases with initial terms of more than one-year as of September 30, 2020, are as follows:

Maturity of lease liabilities (in thousands)
2020	$297
2021	964
2022	508
2023	518
2024	396
Total lease payments	$2,683
Less: imputed interest	(339)
Total operating lease liabilities	$2,344

The total operating liability is presented on the Company’s condensed consolidated balance sheet based on maturity dates. $0.9 million of the total operating liabilities is classified under “other current liabilities” for the portion due within twelve months, and $1.4 million is classified under “long-term lease liability”.

The Company is party to a manufacturing and services agreement for which space within the manufacturing facility will be leased. This lease has not yet commenced as of the reporting date and is not included in the maturity table above.

15.   Income Taxes

The Company recorded no provision for income taxes for the three or nine months ended September 30, 2020 and September 30, 2019.

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

16. Product Revenue

To date, the Company’s only source of product revenue has been from NUZYRA product sales beginning in February 2019 when NUZYRA was launch in the U.S. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Patient assistance	Total
Balance at December 31, 2019	$299	$695	$369	$129	$1,492
Provision related to current period sales	2,165	3,731	196	217	6,309
Adjustment related to prior period sales	(8)	15	—	—	7
Credit or payments made during the period	(1,725)	(2,755)	(30)	(172)	(4,682)
Balance at September 30, 2020	$731	$1,686	$535	$174	$3,126

17.   Commitments and Contingencies

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2020, the Company was not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of executive management or affiliate of the Company is either a party adverse to the Company or the Company’s subsidiaries or has a material interest adverse to the Company or the Company’s subsidiaries.

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

This discussion contains certain forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potential,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward- looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 10, 2020, or the 2019 Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 11, 2020, or the Q1 2020 Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, as filed with the SEC on August 10, 2020, or the Q2 2020 Form 10-Q, and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and except as required by law, we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

We currently anticipate the initial NUZYRA procurement under our contract with the Biomedical Advanced Research and Development Authority, or BARDA, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, herein referred to as the BARDA contract, for the Strategic National Stockpile, or SNS, to occur by the end of 2020 or early 2021.  The initial procurement is contingent upon completion by the FDA of the pre-emergency use authorization, or pre-EUA, submitted to the FDA in February 2020.  As part of the ongoing review, supplemental mouse pharmacokinetic data requested by the FDA are in the final stages of publishing by BARDA and are expected to be submitted to the FDA imminently.  The FDA review of the pre-EUA could be completed as early as the end of 2020 but may occur in the first quarter of 2021.  The initial procurement is expected soon after completion of the review.  Accordingly, revenue from the initial procurement would be recognized as early as late 2020 or in the first quarter of 2021.

We also continue to pursue a number of compelling life-cycle opportunities for NUZYRA.  The first of these is the filing with the FDA of a supplemental new drug application, or sNDA, for the oral-only treatment of patients diagnosed with CABP.  The sNDA includes the results of a study designed with agreement from the FDA to show that an oral-only dosing regimen will have a comparable pharmacokinetic profile to the approved IV-to-oral dosing regimen in patients with CABP that was established during our Phase 3 registration program.  The FDA has categorized this submission as an efficacy supplement rather than a pharmacokinetic supplement since the subjects in this study were CABP patients rather than healthy volunteers.  As a result, the sNDA review was assigned a standard review timeline of up to 10 months.  We now believe an approval for this oral-only dosing regimen is expected by May 2021; however, based on recent discussions with the FDA, review of the sNDA may be pulled forward since the submission includes only a single study with a modest number of pneumonia patients.

We are also continuing to move our non-tuberculous mycobacteria abscessus, or NTM, program forward.  NTM is a rare and orphan disease with no FDA-approved therapies and has a potential $740.0 million addressable market in the US alone. Start-up activities for a Phase 2b study are underway with the initiation of patient enrollment planned for early 2021.

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

We have incurred significant losses since our inception in 1996. Our accumulated deficit at September 30, 2020 was $782.8 million and our net loss for the nine months ended September 30, 2020 was $71.5 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and selling, general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue, if any. We expect to continue to incur significant expenses and operating losses for the next several years.

While our BARDA contract is expected to significantly strengthen our cash position, unless we can generate a sufficient amount of revenue from our commercial products, we may need to raise additional capital in order to support and accelerate the commercialization of omadacycline and to advance the development of our other indications for omadacycline, such as nontuberculous mycobacteria, or NTM, or other product candidates. If we cannot generate a sufficient amount of product or royalty revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our development programs or commercialization efforts.  We will need to generate significant revenue to achieve and sustain profitability, and we may never be able to do so.

Business Update Regarding COVID-19

The COVID-19 pandemic continues to present a substantial public health and economic challenge around the world and is continuing to affect our employees, health care institutions, patients, communities and business operations, as well as the U.S. economy and financial markets. The COVID-19 related restrictions on in-person promotional access to health care institutions and the overall impact of COVID-19 restrictions on the health care and hospital environments could restrict the full potential of NUZYRA’s growth.  The length of time and full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

To date, we and our partners have been able to continue to supply our products to our patients worldwide and currently do not anticipate any interruptions in supply for the foreseeable future. However, we continue to assess the potential impact of the COVID-19 pandemic on our business and operations, including our sales, expenses, supply chain and clinical trials.

Our office-based employees have been working from home since early March 2020.  We suspended in-person interactions by our customer-facing personnel in healthcare settings during the majority of the second quarter of 2020. During this period of suspended in-person interactions, we engaged with our customers remotely in an effort to continue to support and educate healthcare professionals. In late June 2020, our customer-facing personnel began re-engaging with our customers in a manner consistent with guidance issued by the Centers for Disease Control and Prevention and other state and local mandates.  Our customer-facing personnel are now operating through a hybrid model of both virtual and in-person engagement.

Our third-party contract manufacturing partners continue to operate their manufacturing facilities at or near normal levels. While we currently do not anticipate any interruptions in our supply chain, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our and/or our third-party suppliers and contract manufacturing partners' ability to manufacture our products or the products of our partners. The COVID-19 pandemic has prevented technical service, quality assurance and supply operations personnel from traveling to our third-party contract manufacturing partners in Europe.

For additional information on the various risks posed by the COVID-19 pandemic, refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 1A. Risk Factors included in this report.

Recent Financing Activities

In July 2019, we entered into an At the Market Sales Agreement, or the 2019 Sales Agreement, with Jefferies LLC, or Jefferies, and BTIG, LLC, or BTIG, under which we were permitted to offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies and BTIG as our sales agents. Sales of our common stock through Jefferies and BTIG were to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on the Nasdaq Global Market or any other existing trading market for its common stock. Jefferies or BTIG, as applicable, were entitled to a commission of 3% of the gross sales proceeds of any common stock sold through Jefferies and BTIG under the 2019 Sales Agreement. We have also provided Jefferies and BTIG with customary indemnification rights. During the nine months ended September 30, 2020, we sold 5,176,000 shares of our common stock pursuant to the 2019 Sales Agreement for $21.9 million in proceeds, after deducting commissions of $0.7 million, which fully utilized the 2019 Sales Agreement. Upon completion of the final sale of our shares of common stock available for sale under the 2019 Sales Agreement, that agreement was automatically terminated.

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

Government Contract Service Revenue

Government contract service revenue is recognized when earned under our BARDA contract and represents the reimbursement by BARDA of costs incurred by us for work performed to develop NUZYRA for the treatment of pulmonary anthrax plus a small fixed administrative fee. Refer to Note 7, Government Contract Revenue to the interim condensed consolidated financial statements for further discussion of the BARDA contract and related revenue recognition.

Government Contract Grant Revenue

Government contract grant revenue is recognized when earned under our BARDA contract and represents the reimbursement by BARDA of costs incurred by us for FDA post-marketing requirements, or PMRs, associated with the approval of NUZYRA, including CABP and pediatric studies, as well as a five-year post-marketing bacterial surveillance study. Refer to Note 7, Government Contract Revenue to the interim condensed consolidated financial statements for further discussion of the BARDA contract and related revenue recognition.

Collaboration and Royalty Revenue

Collaboration and royalty revenue are recognized when revenue earned under our collaboration and license agreements. Refer to Note 8, License and Collaboration Agreements to the interim condensed consolidated financial statements for further discussion of the collaboration agreements and the related revenue recognition.

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

We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our research and development expenses for omadacycline and other projects during the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Omadacycline costs	$4,219	$5,433	$9,930	$18,366
Other research and development costs	2,468	2,917	7,706	12,055
Total	$6,687	$8,350	$17,636	$30,421

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

Interest Expense

Interest expense represents interest incurred on the Notes (as defined below), the A&R Hercules Loan Agreement (as defined below), and the Royalty-Backed Loan Agreement (as defined below) as well as the adjustment of our marketable securities to amortized cost.

Interest Income

Interest income represents interest earned on our money market funds and marketable securities.

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

	Three Months Ended September 30,
(in thousands)	2020	2019	$ Change
Product revenue, net	$10,895	$3,053	$7,842
Government contract service revenue	785	—	785
Government contract grant revenue	1,866	—	1,866
Collaboration and royalty revenue	113	881	(768)
Net revenue	$13,659	$3,934	$9,725
Expenses:
Cost of product revenue	2,017	958	1,059
Research and development	6,687	8,350	(1,663)
Selling, general and administrative	20,902	23,636	(2,734)
Total operating expenses	29,606	32,944	(3,338)
Loss from operations	(15,947)	(29,010)	13,063
Other income and expenses:
Interest income	280	992	(712)
Interest expense	(5,178)	(4,560)	(618)
Other gains (losses), net	(10)	(36)	26
Net loss	$(20,855)	$(32,614)	$11,759

Product Revenue, Net

Net product revenue recognized on sales of NUZYRA in the U.S. was $10.9 million and $3.1 million for the three months ended September 30, 2020 and September 30, 2019, respectively. The increase in net product revenue is primarily the result of an increase in sales volume due to higher customer demand.

Government Contract Service Revenue

Government contract service revenue earned under our BARDA contract was $0.8 million during the three months ended September 30, 2020. No such government contract service revenue was earned during the three months ended September 30, 2019 as the BARDA contract was executed in December 2019.

Government Contract Grant Revenue

Government contract grant revenue earned under our BARDA contract was $1.9 million during the three months ended September 30, 2020. No such government contract grant revenue was earned during the three months ended September 30, 2019 as the BARDA contract was executed in December 2019.

Collaboration and Royalty Revenue

Collaboration and royalty revenue were $0.1 million and $0.9 million for the three months ended September 30, 2020 and September 30, 2019, respectively. Royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third-party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenue will be adjusted in the period in which they become known, which is expected to be the following quarter.

Cost of Product Revenue

Cost of product revenue was $2.0 million for the three months ended September 30, 2020, compared to $1.0 million for the three months ended September 30, 2019. The $1.0 million increase is primarily the result of an increase in NUZYRA product sales and royalties owed on net sales of NUZYRA.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of NUZYRA units recognized as revenue during the three months ended September 30, 2019 were expensed prior to FDA approval in October 2018, and therefore are not included in cost of product revenue during the period.  We expect cost of product revenue to increase in absolute dollars as product revenue increases.

Research and Development Expense

Research and development expenses were $6.7 million for the three months ended September 30, 2020, compared to $8.4 million for the three months ended September 30, 2019. The $1.7 million decrease is primarily the result of lower clinical study costs associated with completion of the Phase 2 UTI program in 2019, partially offset by an increase in costs incurred under the BARDA contract and third-party manufacturing scale up costs.

We anticipate an increase in research and development expenses in future periods as we continue development of NUZYRA for the treatment of pulmonary anthrax, continue the work on our FDA post-marketing commitments, and continue the onshoring of our manufacturing process, the majority of which is reimbursable under the BARDA contract.  We will also incur additional spend as we continue exploring pathways for NTM indications.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $20.9 million for the three months ended September 30, 2020, compared to $23.6 million for the three months ended September 30, 2019.  The $2.7 million decrease is primarily the result of lower personnel-related costs and a reduction in sales and marketing costs due to COVID-19 related travel restrictions that prohibited in-person training events and sales meetings from taking place during the third quarter of 2020.

We anticipate selling, general and administrative expenses to be lower in future periods while stay-at-home orders and travel restrictions associated with the COVID-19 pandemic remain imposed.  Once those restrictions begin to lift, we anticipate an increase in selling, general and administrative expenses in support of our commercial activities related to NUZYRA as well as the continued costs of operating as a public company.  These increases will likely include costs related to travel, in-person training events and sales meetings, the hiring of additional personnel, executing marketing and promotional programs, and engaging consultants, legal and other professional fees, and other expenses.

Other Income and Expenses

Interest expense for the three months ended September 30, 2020 represents interest incurred on the Notes of $2.2 million, the A&R Hercules Loan Agreement of $1.9 million and the Royalty-Backed Loan Agreement of $1.0 million. Interest income for the three months ended September 30, 2020 represents interest earned on our money market funds and marketable securities.

Interest expense for the three months ended September 30, 2019 represents interest incurred on the Notes of $2.2 million, the A&R Hercules Loan Agreement of $1.7 million and the Royalty-Backed Loan Agreement of $1.0 million, partially offset by the net accretion of our marketable securities of $0.3 million. Interest income for the three months ended September 30, 2019 represents interest earned on our money market funds and marketable securities.

Comparison of the nine months ended September 30, 2020 and 2019

	Nine Months Ended September 30,
(in thousands)	2020	2019	$ Change
Product revenue, net	$26,330	$6,102	$20,228
Government contract service revenue	1,560	—	1,560
Government contract grant revenue	2,303	—	2,303
Collaboration and royalty revenue	710	1,475	(765)
Net revenue	$30,903	$7,577	$23,326
Expenses:	-
Cost of product revenue	5,724	1,731	3,993
Research and development	17,636	30,421	(12,785)
Selling, general and administrative	65,514	67,874	(2,360)
Total operating expenses	88,874	100,026	(11,152)
Loss from operations	(57,971)	(92,449)	34,478
Other income and expenses:	—
Interest income	1,347	2,873	(1,526)
Interest expense	(14,974)	(11,777)	(3,197)
Other gains (losses), net	67	(72)	139
Net loss	$(71,531)	$(101,425)	$29,894

Product Revenue, Net

Net product revenue recognized on sales of NUZYRA in the U.S. was $26.3 million and $6.1 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The increase in net product revenue is primarily the result of an increase in sales volume due to higher customer demand.

Government Contract Service Revenue

Government contract service revenue earned under our BARDA contract was $1.6 million during the nine months ended September 30, 2020. No such government contract service revenue was earned during the nine months ended September 30, 2019 as the BARDA contract was executed in December 2019.

Government Contract Grant Revenue

Government contract grant revenue earned under our BARDA contract was $2.3 million during the nine months ended September 30, 2020. No such government contract grant revenue was earned during the nine months ended September 30, 2019 as the BARDA contract was executed in December 2019.

Collaboration and Royalty Revenue

Collaboration and royalty revenue were $0.7 million and $1.5 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third-party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenue will be adjusted in the period in which they become known, which is expected to be the following quarter.

Cost of Product Revenue

Cost of product revenue was $5.7 million for the nine months ended September 30, 2020, compared to $1.7 million for the nine months ended September 30, 2019. The $4.0 million increase is primarily the result of an increase in NUZYRA product sales, NUZYRA sample program shipments, royalties owed on net sales of NUZYRA, and certain period costs.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of NUZYRA units recognized as revenue during the nine months ended September 30, 2020 and September 30, 2019 were expensed prior to FDA approval in October 2018, and therefore are not included in cost of product revenue during the period.  We expect cost of product revenue to increase in relation to net product revenues as we deplete these inventories.

Research and Development Expense

Research and development expenses were $17.6 million for the nine months ended September 30, 2020, compared to $30.4 million for the nine months ended September 30, 2019. The $12.8 million decrease is primarily the result of lower personnel-related costs and lower clinical study costs associated with completion of the Phase 2 UTI program in 2019, partially offset by an increase in costs incurred under the BARDA contract and third-party manufacturing scale-up costs.

We anticipate an increase in research and development expenses in future periods as we continue development of NUZYRA for the treatment of pulmonary anthrax, continue the work on our FDA post-marketing commitments, and continue the onshoring of our manufacturing process, the majority of which is reimbursable under the BARDA contract.  We will also incur additional spend as we continue exploring pathways for NTM indications.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $65.5 million for the nine months ended September 30, 2020, compared to $67.9 million for the nine months ended September 30, 2019.  The $2.4 million decrease is primarily the result of lower sales and marketing costs due to COVID-19-related travel restrictions that prohibited in-person training events and sales meetings from taking place during 2020.

We anticipate selling, general and administrative expenses to be lower in future periods while stay-at-home orders and travel restrictions associated with the COVID-19 pandemic remain imposed.  Once those restrictions begin to lift, we anticipate an increase in selling, general and administrative expenses in support of our commercial activities related to NUZYRA as well as the continued costs of operating as a public company.  These increases will likely include costs related to travel, in-person training events and sales meetings, the hiring of additional personnel, executing marketing and promotional programs, and engaging consultants, legal and other professional fees, and other expenses.

Other Income and Expenses

Interest expense for the nine months ended September 30, 2020 represents interest incurred on the Notes of $6.6 million, the A&R Hercules Loan Agreement of $5.3 million and the Royalty-Backed Loan Agreement of $3.0 million. Interest income for the nine months ended September 30, 2020 represents interest earned on our money market funds and marketable securities.

Interest expense for the nine months ended September 30, 2019 represents interest incurred on the Notes of $6.6 million, the A&R Hercules Loan Agreement of $5.1 million and the Royalty-Backed Loan Agreement of $1.7 million, partially offset by the net accretion of our marketable securities of $1.5 million. Interest income for the nine months ended September 30, 2019 represents interest earned on our money market funds and marketable securities.

Liquidity and Capital Resources

In July 2019, we entered into the 2019 Sales Agreement with Jefferies and BTIG, under which we were permitted to offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies and BTIG as our sales agents. Sales of our common stock through Jefferies and BTIG were to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the nine months ended September 30, 2020, we sold 5,176,000 shares of our common stock pursuant to the 2019 Sales Agreement for $21.9 million in proceeds, after deducting commissions of $0.7 million, which fully utilized the 2019 Sales Agreement. Upon completion of the final sale of our shares of common stock available for sale under the 2019 Sales Agreement, that agreement was automatically terminated.

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

On December 1, 2017, we filed a registration statement on Form S-3 with the SEC, which was declared effective on December 8, 2017, to sell certain of our securities in an aggregate amount of up to $250.0 million. As of September 30, 2020, $200.0 million remains available on this shelf registration statement.

We have used and we intend to continue to use the net proceeds from the above offerings of our common stock and the Notes, as well as from the A&R Hercules Loan Agreement and the Royalty-Backed Loan Agreement, together with our existing capital resources and future NUZYRA product sales, government contract revenue and royalty revenue, to fund our ongoing company operations, including clinical studies of omadacycline, NUZYRA commercial operations, and for working capital and other general corporate purposes. Refer to Note 13, Debt, for further details on the Notes, the Royalty-Backed Loan Agreement and the A&R Hercules Loan Agreement.

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $149.5 million.

The following table summarizes our cash provided by and used in operating, investing and financing activities:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(79,574)	$(98,515)
Net cash provided by investing activities	$65,544	$126,878
Net cash provided by financing activities	$12,216	$32,777

Operating Activities

Net cash used in operating activities was $79.6 million for the nine months ended September 30, 2020, compared to $98.5 million for the nine months ended September 30, 2019. The change in net cash used in operating activities primarily consists of our net losses adjusted for non-cash items and changes in components of operating assets and liabilities as follows:

-

for the nine months ended September 30, 2020, a net loss of $71.5 million was adjusted for non-cash items including stock-based compensation expense of $7.9 million and non-cash interest expense of $5.4 million, and a net decrease of $19.3 million due to changes in operating assets and liabilities. The significant items in the change in operating assets and liabilities include an increase in accounts receivable and other current assets of $8.7 million, an increase in inventories of $7.1 million, an increase in accounts payable and accrued expenses of $3.7 million and an increase in other liabilities and other assets of $2.1 million.

-

for the nine months ended September 30, 2019, a net loss of $101.4 million was adjusted for non-cash items including $10.7 million in stock-based compensation expense and $5.1 million of non-cash interest expense, offset by $1.1 million in net depreciation, amortization and accretion, and a net decrease of $11.8 million due to changes in operating assets and liability. The significant items in the change in operations assets and liabilities include an increase in accounts receivable and other current assets of $6.1 million, an increase in inventories of $7.6 million, a decrease in accounts payable and accrued expenses of $1.8 million and a decrease in long-term lease liability of $1.5 million.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2020 consists of $95.5 million in proceeds from maturities of marketable securities, offset by $29.6 million of investments in marketable securities (U.S. treasury securities) and $0.3 million in purchases of fixed assets.

Net cash provided by investing activities during the nine months ended September 30, 2019 consists of $204.0 million in proceeds from maturities of marketable securities, offset by $77.1 million of investments in marketable securities (U.S. treasury securities).

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2020 consists of $21.9 million in net proceeds raised through the sale of shares of our common stock through the 2019 Sales Agreement and $0.3 million in net proceeds raised through the 2018 ESPP, partially offset by the repayment of a Term Loan Tranche of $10.0 million under the A&R Hercules Loan Agreement.

Net cash provided by financing activities during the nine months ended September 30, 2019 consists of $30.6 million in net proceeds received through the execution of the Royalty-Backed Loan Agreement, $1.9 million in net proceeds received, after deducting commissions of $0.1 million, through the sale of common stock pursuant to the 2019 Sales Agreement and $0.3 million in net proceeds raised through the 2018 ESPP.

Future Funding Requirements

We began generating revenue from product sales when we launched NUZYRA in the U.S. in February 2019 and from royalties on net sales of SEYSARA in the U.S. when Almirall launched the product in January 2019. Our future funding requirements will depend on our ability to generate revenue from sales of NUZYRA, and our partner, Almirall’s, ability to generate revenue from sales of SEYSARA, with respect to which we are entitled to tiered royalties in the U.S. and flat royalties in the greater China region. We do not expect to generate any other revenue unless and until our omadacycline greater China region partner, Zai, and our SEYSARA greater China region partner, Almirall, obtains regulatory approval of and commercializes its respective product in the greater China region. Zai submitted the first regulatory approval application for a licensed product in the People’s Republic of China in December 2019, which was accepted by the China NMPA in February 2020. We will require substantial additional funding to meet FDA PMRs for NUZYRA, which we expect to continue to be funded through the BARDA contract. Additional resources will also be needed to support and accelerate the commercialization of NUZYRA, fund the development of omadacycline in other indications, including NTM, and to advance the development of potential other product candidates, and such funding may not be available on favorable terms or at all. BARDA’s procurement of NUZYRA for the Strategic National Stockpile, or SNS, will also be an important component to satisfying future funding requirements. While it is difficult to predict with certainty, we currently anticipate the initial NUZYRA procurement by BARDA for the SNS by the end of 2020 or early 2021, contingent upon completion of the pre-EUA review by the FDA.

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

Based upon our current operating plan, which includes estimated NUZYRA product sales and expense reimbursement of activities related to the BARDA contract, we anticipate that our existing cash, cash equivalents and marketable securities of $149.5 million as of September 30, 2020, will extend our cash runway through the end of 2023 with a pathway to cash flow break even. This anticipated pathway assumes we will be able to fund all company operating expenses, anticipated capital expenditures, and debt service, including repayment in full of the A&R Hercules Loan Agreement.

We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our pharmaceutical products, especially given the constraints on in-person promotion of NUZYRA and reduced access to prescribers due to restrictions in access to hospitals during the COVID-19 pandemic, and the unknown extent to which we will maintain existing or enter into new collaborations with third parties to participate in the development and commercialization of our product and product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures that we will require to fund our continuing operations, including for our clinical development programs and commercialization efforts for NUZYRA. Our future capital requirements will depend on many factors, including:

•	the progress of clinical development of omadacycline in additional indications, including NTM;
•	the costs and timing of commercialization activities for NUZYRA;
•	product revenue received from commercial sales of NUZYRA;
•	royalty revenue received from commercial sales of SEYSARA by Almirall;
•	timing and amount of actual reimbursements and NUZYRA purchases under the BARDA contract;
•	the ability of Zai to develop, manufacture and commercialize omadacycline in the Zai territory;
•	the number and characteristics of other product candidates that we may pursue;
•	the scope, progress, timing, cost and results of research, preclinical development and clinical trials;
•	the costs, timing and outcome of seeking, obtaining, maintaining and expanding FDA and non-U.S. regulatory approvals;
•	the costs associated with manufacturing and maintaining high quality sales, marketing and distribution capabilities;
•	the number and characteristics of other product candidates that we may pursue;
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
•

the economic and other terms, timing and success of our existing collaboration and licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future, including the timing of receipt of any milestone or royalty payments under such arrangements; and

•

the effect of the COVID-19 pandemic on the economy generally and on our business and operations specifically, including our sales of NUZYRA, sales by our collaboration partners with respect to which we are entitled to royalties, our third-party manufacturers and supply chain, our research and development efforts, our clinical trials and our employees.

Until we can generate a sufficient amount of product and royalty revenue to finance our cash requirements, if ever, we expect to finance our future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding. We do not have any committed external sources of funds other than the rights under the BARDA contract and the rights to contingent milestone payments and/or royalties under the Almirall Collaboration Agreement, the Almirall China License, the Tetraphase License Agreement and the Zai Collaboration Agreement, which are terminable by Almirall, Tetraphase and Zai, respectively, upon prior written notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholders’ rights. Future debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additionally, future equity or debt financing may be difficult to obtain on favorable terms, if at all, in light of increased volatility within the global financial markets as a result of the COVID-19 pandemic. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, NUZYRA, sarecycline, future revenue streams, research programs, product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market NUZYRA, sarecycline or our other product candidates that we may otherwise prefer to develop and market ourselves.

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

Recent Accounting Pronouncements

Refer to Note 18, Recent Accounting Pronouncements, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2020 and the year ended December 31, 2019 we did not engage in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments as of September 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” in our 2019 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Our cash, cash equivalents and investments balance as of September 30, 2020 consisted of cash and cash equivalents, and U.S. treasury securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, including interest rate changes resulting from the impact of the COVID-19 pandemic, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments, although they are available for immediate sale, until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 3.2% of total liabilities as of September 30, 2020.

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

As of September 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 17, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth in our 2019 Form 10-K, our Q1 2020 Form 10-Q, and our Q2 2020 Form 10-Q other than as set forth below.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, has and may in the future adversely affect our business, results of operations and financial condition.

If a pandemic, epidemic or outbreak of an infectious disease occurs, our business may be adversely affected. Such events may result in a period of business and manufacturing disruption or in an inability to scale our production to meet demand in a cost-effective manner or at all, any of which could materially affect our financial condition and results of operations. For example, U.S residents and businesses, including many health care institutions, have been hit especially hard by the global spread of COVID-19, which has resulted in restrictions on in-person promotional access to health care institutions.  The overall impact of COVID-19 restrictions on the health care and hospital environments could restrict the full potential of NUZYRA’s growth and may result in additional disruptions to our business.  Examples include the following:

•

Health risks. The health and wellbeing of our employees, including our sales representatives and medical science liaisons who visit our hospital customers, as well as employees of our suppliers, is at risk if a critical threshold of our personnel, or the personnel of our suppliers, were to be diagnosed with COVID-19, placed in quarantine due to potential exposure to COVID-19, or need to care for family members diagnosed with COVID-19, it may result in significant business disruption.

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

•

Travel restrictions. Travel restrictions have impeded our ability to qualify and retain new suppliers or audit our existing suppliers, which might have a negative impact on our quality management system and our product quality in the future.

•

Access restrictions. Access restrictions and hospital limitations or denials of access for non-patients have impacted the ability of our direct sales team and medical science liaisons in the U.S. to access physicians and clinicians in order to educate them about NUZYRA.

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

•

Capital markets volatility. Equity and debt markets have experienced significant volatility since the spread of COVID-19 into the U.S.  Should significant volatility continue, or they experience declines due to the economic impact of COVID-19, we may not be able to raise capital at a reasonable valuation or at all.

•	Clinical studies. We may be required to delay future clinical studies as a direct or indirect result of the COVID-19 pandemic.
•

FDA review and BARDA procurement. As a result of the COVID-19 pandemic, there may be interruptions or delays in the operations of the FDA or other health authorities, which could result in delays of reviews and approvals of our product candidates. For example, the timing of the FDA’s review of the pre-EUA for NUZYRA that is required for BARDA to proceed with its initial NUZYRA procurement for the SNS under our BARDA contract has taken longer than we had initially anticipated. We submitted our EUA application to the FDA in February 2020 but did not receive any questions from the FDA as part of its initial review process until the end of June 2020. We have completed the study required by the FDA based on its initial review and prepared the supplemental data, which is in the final stages of publishing at BARDA and will be submitted to the FDA imminently. While it is difficult to predict how long the FDA will take to complete its final review, we believe the FDA understands the importance of an efficient and timely review to enable BARDA to proceed with its initial NUZYRA procurement by the end of this year. However, the COVID-19 pandemic, additional questions from the FDA or other adverse events may directly or indirectly result in further delays.

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

Item 6.	Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock	Form 8-K	001-36066	3.1	July 24, 2015

3.4	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	October 5, 2015

4.3	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	December 13, 2016

4.4	Warrant Agreement, dated as of June 27, 2017 issued to Hercules Capital, Inc.	Form 8-K	001-36066	4.1	June 29, 2017

4.5	Warrant Agreement, dated as of August 1, 2018 issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.5	August 2, 2018

4.6	Warrant, dated as of April 7, 2014 issued to HBM Healthcare Investments (Cayman) Ltd.	Form 10-K	001-36066	10.22	April 2, 2015

4.7	Warrant, dated as of April 18, 2014 issued to K/S Danish BioVenture.	Form 10-K	001-36066	10.23	April 2, 2015

4.8	Warrant, dated as of April 7, 2014 issued to Omega Fund III, L.P.	Form 10-K	001-36066	10.24	April 2, 2015

4.9	Warrant Agreement, dated as of August 5, 2020 issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.9	August 10, 2020

10.1	First Amendment to the 2019 Amended and Restated Loan and Security Agreement, dated August 5, 2020, by and among Paratek Pharmaceuticals, Inc., Paratek Pharma, LLC, certain qualified subsidiaries, certain other lenders and Hercules Capital, Inc.	Form 10-Q	001-36066	10.1	August 10, 2020

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of November 2020.

Paratek Pharmaceuticals, Inc.

By:	/s/ Evan Loh M.D.
Evan Loh M.D.
Chief Executive Officer (Principal Executive Officer)
By:	/s/ Sarah Higgins
Sarah Higgins
Vice President, Finance and Controller (Principal Financial and Accounting Officer)