Form 10-K
period 2020-12-31
Paratek Pharmaceuticals, Inc.
filed 2021-03-29
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on the last business day of the registrant’s second fiscal quarter was: $231,028,791.

As of February 26, 2021, there were 46,892,728 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2020 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. Paratek Pharmaceuticals, Inc. intends that such statements be protected by the safe harbor created thereby. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	our intention to market NUZYRA® as an empiric monotherapy that will be commercialized worldwide for the treatment of serious, community-acquired bacterial infections;
•	our ability to successfully, commercialize and achieve market acceptance for NUZYRA, including in the community setting, and the expected size of addressable markets;
•	the therapeutic and commercial potential of NUZYRA and SEYSARA®;
•	proposed new products or developments, including additional indications for NUZYRA;
•

the timing and amount of actual reimbursements and NUZYRA purchases under our contract with the Biomedical Advanced Research and Development Authority, or BARDA, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, herein referred to as the BARDA contract;

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
•

the timing, scope and anticipated initiation, enrollment, and completion of our ongoing and planned clinical trials, including for non-tuberculous mycobacteria abscessus, or NTM, and any other future clinical trials that we or our development partners may conduct;

•	the anticipated progress of our clinical programs, including whether our ongoing clinical trials will achieve clinically relevant results;
•	the timing of regulatory discussions and submissions involving us and our partners, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
•	our ability to obtain, maintain and expand United States, or U.S., Food and Drug Administration, or FDA, and non-U.S. regulatory approvals of our products and product candidates;
•	our ability to timely secure supply and manufacture conforming products;
•	our expectations regarding the timing of our efforts to onshore the manufacturing of NUZYRA to the United States;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	availability and timing of additional potential funding and/or the NUZYRA procurement under the BARDA contract;
•	the plans, strategies, and objectives of management for future operations;
•	future economic conditions or performance;
•

our expectations regarding the continued growth of our business operations due, in part, to the commercialization of NUZYRA, including our plans related to hire hospital-based and community-based sales representatives;

•	the impact that a pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may have on our business, operations, and financial performance;
•	our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing, and our ability to obtain additional financing; and
•	our projected financial performance.

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

PARATEK® and NUZYRA® are registered trademarks of Paratek Pharmaceuticals, Inc. SEYSARA® is a U.S. and China registered trademark of Almirall, LLC and a trademark of Paratek in other foreign jurisdictions. Other trademarks referred to in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, we only use the ® or ™ symbol the first time any trademark is mentioned.

All references to “Paratek,” “we,” “us,” “our” or the “Company” in this Annual Report on Form 10-K mean Paratek Pharmaceuticals, Inc. and its subsidiaries.

Summary of Risks

Our business is subject to numerous risks. The following summary highlights some of the risks you should consider with respect to our business, financial condition and results of operations. This summary is not complete and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in more detail in Part I, Item 1A. “Risk Factors” of this report, which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common stock.

Risks Related to Financial Condition

•	We have incurred significant losses since inception and anticipate that we will incur losses for the foreseeable future.
•	We may continue to require substantial additional funding, which may not be available to us on acceptable terms, or at all.
•	Raising additional capital or entering into certain other arrangements may cause dilution to our stockholders, restrict our operations or require us to relinquish rights.
•	Our level of indebtedness and debt service obligations could adversely affect our financial condition.

Risks Related to Maintaining and Expanding Regulatory Approval and Other Legal Compliance Matters

•

If clinical trials for omadacycline are prolonged, delayed or stopped, we may be unable to obtain regulatory approval and commercialize omadacycline for the treatment of additional indications on a timely basis.

•

The results of previous clinical trials may not be predictive of future results, and the results of any ongoing or future clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.

•	The regulatory approval process is expensive, time consuming and uncertain.
•

Even though NUZYRA and SEYSARA have been approved by the FDA in the U.S., they face post-approval development and regulatory requirements, which may limit how they are manufactured and marketed, and could materially impair our ability to generate revenue.

•	Our products may have undesirable side effects.
•

If we or our partners market products in a manner that violates fraud and abuse and other healthcare laws, or if we or our partners violate government price reporting laws, we or our partners may be subject to administrative civil and/or criminal penalties.

Risks Related to Our Business

•	We are highly dependent on the commercial success of NUZYRA in the U.S. and, to a lesser extent, SEYSARA.
•	A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, has and may in the future adversely affect our business, results of operations and financial condition.
•

If BARDA were to eliminate, reduce, or delay funding for our contract, including with respect to expected procurements under our contract, we would experience a negative impact on our programs associated with such funding and perhaps on our ability to maintain the infrastructure necessary to maximize our NUZYRA commercial opportunity.

•	The BARDA contract includes special requirements, which subject us to the risk of a reduction or loss of funding.
•	Sales of NUZYRA and SEYSARA may be slow or limited for a variety of reasons including competing therapies or safety issues.
•

We are continuing to build our sales and distribution infrastructure. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing NUZYRA or any future product candidates to their full potential.

•	We face significant competition.
•	We rely and will continue to rely on outsourcing arrangements for manufacturing of NUZYRA and any future product candidates.
•	The success of our business may be dependent on the actions of our collaborative partners.
•	If we are unable to establish and maintain our agreements with third parties to distribute NUZYRA to patients, our results of operations and business could be adversely affected.
•	We will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

Risks Related to Our Intellectual Property

•	If we are unable to obtain and enforce patent protection for products, our product candidates and related technology, our business could be materially harmed.
•	Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.
•	If we or our partners fail to comply with our obligations under our intellectual property licenses with third parties, we could lose license rights that are important to our business.
•	If we or our partners are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

Risks Related to the Notes

•	Servicing our debt, including the Notes, requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
•

We may not have the ability to raise the funds necessary to repurchase the Notes upon a fundamental change, and our existing or future debt may contain limitations on our ability to repurchase the Notes.

Risks Related to Our Common Stock

•	The trading price of our common stock is volatile.
•

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

NUZYRA

We believe that NUZYRA has the potential to become the primary choice of physicians for use as a broad-spectrum monotherapy antibiotic for ABSSSI, CABP and other serious community-acquired bacterial infections where resistance is of concern.  NUZYRA is used in the emergency room, hospital, and community care settings. We have designed NUZYRA to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad-spectrum antibacterial activity, oral and IV formulations with once-daily dosing, no dosing adjustments for patients on concomitant medications and a generally safe and well-tolerated profile. NUZYRA also has the potential to be used as an oral and IV antibiotic for the treatment of NTM and pulmonary anthrax, where it could be suitable for post-exposure prophylaxis use as a priority medical countermeasure.

To date, we have conducted more than 30 Phase 1 studies of omadacycline to characterize the effects of the drug on humans, including how it is absorbed, metabolized, and excreted. These Phase 1 studies also included evaluation in special populations such as hepatic and renal failure patients. We have also conducted three successful Phase 3 clinical studies. Our first two Phase 3 clinical studies were for the treatment of ABSSSI (OASIS-1) and CABP (OPTIC). Both studies utilized initiation of IV therapy with transitions to oral-based treatment on clinical response. Our third Phase 3 clinical study (OASIS-2) was an oral-only administration of omadacycline in ABSSSI compared to oral-only linezolid. All three Phase 3 clinical studies resulted in omadacycline demonstrating positive efficacy results and a generally safe and well tolerated profile.  These data formed the basis of approval for NUZYRA in the U.S.

In October 2018, we submitted a Market Authorization Application, or MAA, to the European Medicines Agency, or the EMA, for the treatment of adults with ABSSSI and CABP caused by susceptible bacteria.  Based on the review of the data and the application, the EMA recommended approval for NUZYRA for the treatment of ABSSSI but not for CABP. The EMA stated that a second study is required for the CABP indication, which is consistent with European Union, or EU, guidance that typically requires two Phase 3 studies per indication for approval. In the EU, the ten-year market exclusivity for NUZYRA would begin with the first approval. As a result, in the fourth quarter of 2019, we withdrew our submission of the MMA to the EMA for NUZYRA to preserve exclusivity until such time as both the ABSSI and CABP indications can be approved concurrently in an effort to maximize the value of NUZYRA in the EU.  The EU currently represents a modest market opportunity compared to the U.S.  Our goal to partner in the EU once both indications are approved remains unchanged.

In December 2019, we entered into a five-year contract with an option to extend to ten years with the Biomedical Advanced Research and Development Authority, or BARDA, a division of the U.S. Department of Health and Human Services, or HHS, Office of the Assistant Secretary for Preparedness and Response, or ASPR, herein referred to as the BARDA contract. The BARDA contract supports the development of NUZYRA for the treatment of pulmonary anthrax, FDA post-marketing requirements, or PMRs, associated with the initial NUZYRA approval, and an option for BARDA to procure up to 10,000 treatment courses of NUZYRA for the Strategic National Stockpile, or SNS, for use against potential biothreats.  Under the terms of the BARDA contract, we have been awarded initial funding of approximately $59.4 million for the development of NUZYRA for the treatment of pulmonary anthrax and the purchase of an initial 2,500 treatment courses of NUZYRA to add to the current SNS. BARDA has also exercised two options that awarded additional funding including approximately $76.8 million for existing FDA PMRs that began in April 2020 and approximately $20.4 million for manufacturing-related requirements that also began in April 2020. Remaining option funding includes the potential for approximately $12.7 million to support the development of NUZYRA for the prophylaxis of anthrax and a maximum of approximately $115.3 million to provide for three additional purchases of NUZYRA for the SNS, each of which will be triggered at BARDA’s discretion upon us demonstrating continued progress in the anthrax development program.

We have made significant progress in the pulmonary anthrax development program under the BARDA contract.  A pharmacokinetic, or PK, study in rabbits was recently completed, which will lead into the pilot efficacy studies in this species.  In addition, we have evaluated minimum inhibitory concentrations, or MICs, of omadacycline against approximately 100 anthrax strains.  Omadacycline continued to demonstrate potent MICs and is considered effective against all bacteria tested. The collection of isolates had a strain resistant to doxycycline and a strain resistant to ciprofloxacin, the two antibiotics currently in the SNS after approval for the treatment of anthrax many years ago.  Omadacycline activity was not impacted in either of those resistant strains.

Together with BARDA, we continue to make progress advancing our efforts to onshore the manufacturing of NUZYRA to the U.S.  We have completed the knowledge transfer of our manufacturing process for the active pharmaceutical ingredient, or API, of omadacycline to our U.S. onshoring partners and are currently in the development stage of the initiative.  The process flow, equipment selection and facility modifications have been planned and process development and engineering are expected to be completed in 2021.  The manufacturing process validation will begin in early 2022, with the goal of commercial supply production in the U.S. by 2023.

On February 24, 2021, we announced that the initial NUZYRA procurement for the SNS under our contract with BARDA was expected to occur in the first half of 2021 and another procurement in the second half of 2021.  The initial procurement is contingent upon receipt of comments from the FDA on the pre-emergency use authorization, or pre-EUA, submitted in February 2020.  As part of the ongoing review, supplemental mouse pharmacokinetic data requested by the FDA was submitted in November 2020.  On March 2, 2021, we received feedback from the FDA with a recommendation to consider an additional in vitro model to further characterize the optimal pharmacokinetic parameters for pulmonary anthrax as part of the development program. We are in discussions with BARDA to align on the best approach to integrating the FDA recommendation into the development program.  BARDA is working with FDA to satisfy BARDA’s requirement that the status of the current pre-EUA will enable them to initiate the first procurement into the SNS.  Once the initial procurement is completed, the timing of future procurements is not expected to be impacted.

We also continue to pursue a number of other opportunities for NUZYRA.  The first of these is the filing with the FDA of a supplemental new drug application, or sNDA, for the oral-only loading dose regimen for patients diagnosed with CABP.  The sNDA includes the results of a study designed with agreement from the FDA to show that an oral-only loading dose regimen will have a comparable pharmacokinetic profile to the approved IV loading dose regimen in patients with CABP that was established in the Phase 3 registration study.  Enrollment in this study was stopped early in 2020 due to COVID-19 restrictions at the clinical centers.  Data obtained from the study was reviewed and determined to support the submission of the sNDA in July 2020.  We believe consideration for this oral-only loading dose regimen is expected during the second quarter of 2021.

We have initiated discussions with the FDA to explore potential regulatory registration paths to determine the efficacy and safety of omadacycline in patients afflicted with NTM, which are environmental organisms that can be found in soil, dust, and water, including natural and municipal water sources. Infection occurs when a person is exposed to NTM organisms.  NTM can form difficult-to-eliminate biofilms, which are collections of microorganisms that stick to each other, and adhere to surfaces in moist environments.  Although severe infection can affect the lymph nodes, skin, soft tissues, bones, and joints, the vast majority of NTM infection cases are pulmonary. The diagnosis of NTM infection is often delayed due to non-specific symptoms and a lack of disease state awareness by clinicians. NTM is a rare and orphan disease with no FDA-approved therapies, which we estimate has a potential $1.0 billion addressable market in the U.S.

Mycobacterium abscessus, or M. abscessus, complex comprises a group of rapidly growing, multidrug-resistant, nontuberculous mycobacteria that are responsible for a wide spectrum of skin and soft tissue diseases, central nervous system infections, bacteremia, and ocular and other infections.  Infections caused by the M. abscessus complex are notoriously difficult to treat due to intrinsic resistance to many classes of antibiotics. Few oral antibiotics demonstrate in vitro activity against the M. abscessus complex, making long-term treatment of this infection extremely complicated. The M. abscessus complex is frequently resistant to antibiotics that are used in the treatment of other NTM species such as rifamycins, ethambutol, and fluoroquinolones. There is currently only one FDA-approved antibiotic for the treatment of the more common NTM species, Mycobacterium avium complex (MAC); Arikayce, an inhaled liposomal amikacin, has been approved for treatment of refractory pulmonary disease caused by Mycobacterium avium complex. There are no FDA-approved treatments for pulmonary disease caused by M. abscessus complex.

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

•

A suppressive phase, which should involve at least two oral or inhaled antibiotics considered active based on drug susceptibilities since most patients cannot tolerate months of intravenous therapy; and

•

The inclusion of a macrolide in the treatment regimen improves treatment outcomes and regimen tolerability against isolates without a functional erm gene, but high levels of macrolide resistance has been reported, thus, limiting effectiveness.

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

Omadacycline has demonstrated potent in vitro activity against M. abscessus complex species in three separate studies. In the most recent report (Brown-Elliot 2020) the MIC50 and MIC90 values obtained against M. abscessus subspecies abscessus were 0.12 and 0.25 µg/mL. In two additional reports (Kaushik 2019 and Shoen 2019), the MIC50 and MIC90 values obtained were 1 and 2 µg/mL, respectively. Differences in the results of these studies are likely due to experimental methodology or isolate selection and is discussed further in Brown-Elliot 2020; nonetheless, in all cases omadacycline and tigecycline had similar, if not identical, MIC values. Multiple discussions have occurred with the FDA to design a program to support registration on NUZYRA for M. abscessus complex.  General agreement has been reached on the key program and study design elements.

Start-up activities for a Phase 2b clinical study for treatment of NTM with omadacycline are underway, with the initiation of patient enrollment planned for as early as the first half of 2021. This study is a placebo-controlled, randomized monotherapy study of NTM in patients who are not receiving other treatments.  Study size will be approximately 75 subjects randomized in a 1.5 to 1 ratio.  Therapy will last for 12 weeks with an efficacy endpoint assessment at that timepoint.  Due to the small numbers of patients with this rare disease, we expect this study will complete enrollment within approximately two years from commencement.

Our data generation and medical affairs activities have progressed with the initiation of ten non-clinical and clinical studies in investigator-initiated research, or IIR, programs, and the publication of 19 omadacycline manuscripts that address the use of NUZYRA in special pathogens, populations or disease states that will further define its unique therapeutic profile. In parallel, real-world evidence from two ongoing observational studies and independent case series continue to be published in peer reviewed journals that describe the clinical features and outcomes of patients with challenging infections, particularly in NTM and osteomyelitis, that receive omadacycline as a therapeutic agent.

Data generation will continue to expand throughout 2021 with additional evidence from our IIR programs in areas such as diabetic foot and C. difficile infections. In addition, non-clinical research studying the activity of omadacycline alone and in combination in an osteomyelitis model in rats and studies in M. abscessus and Mycobacterium avium complex, or MAC, will build on the growing library of scientific data for NUZYRA.

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

Bacteria are often broadly classified as gram-positive bacteria, including antibiotic-resistant bacteria such as methicillin-resistant Staphylococcus aureus, or MRSA, and multi-drug resistant Streptococcus pneumoniae, or MDR-SP; gram-negative bacteria, including antibiotic-resistant bacteria such as extended-spectrum beta-lactamases, or ESBL, producing Enterobacteriaceae; atypical bacteria, including Chlamydophila pneumoniae and Legionella pneumophila; and anaerobic bacteria, including Bacteroides and Clostridia. Antibiotics that are active against both gram-positive and gram-negative bacteria are referred to as “broad-spectrum”, while antibiotics that are active only against a select subset of gram-positive or gram-negative bacteria are referred to as “narrow spectrum”. Today, because many of the currently prescribed antibiotics that have activity against resistant organisms typically are “narrow spectrum,” they cannot be used as an empiric monotherapy treatment of serious infections where gram-

negative, atypical or anaerobic bacteria may also be involved. Empiric monotherapy refers to the use of a single, antibacterial agent to begin treatment of an infection before the specific pathogen causing the infection has been identified. We believe omadacycline will be used in the emergency room, hospital and community care settings.  Based on studies published by the Cleveland Clinic Foundation, the National Institutes of Health, or NIH, and American Academy of Family Physicians, rates of infections involving organisms other than gram-positive bacteria have been found to be as much as 15% in ABSSSI and up to 40% in CABP.

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

Omadacycline Post-Approval Requirements in the U.S.

Under the Pediatric Research Equity Act (21 U.S.C. 355c), or PREA, all applications for new active ingredients are required to contain an assessment of the safety and effectiveness of the product for the claimed indication in pediatric patients unless this requirement is waived, deferred, or inapplicable.  As part of the approval for NUZYRA, the FDA has waived the pediatric study requirement for ages 0 to < 8 years and deferred submission of pediatric studies for ages 8 to < 18 years.  Specifically, the FDA has requested that we complete three pediatric studies, including a pediatric PK study followed by safety and efficacy studies in pediatric patients with both CABP and ABSSSI.  In addition to pediatric requirements, as with all antibiotic approvals, the FDA has also required a U.S. surveillance study for five years from the date of marketing to monitor for the development of resistance to NUZYRA (omadacycline) in those organisms specific to the indications in the label.  Lastly, FDA has required a second study be conducted in patients with CABP.  We plan to enroll our first patient in this second CABP study as early as the first quarter of 2021.

NUZYRA Commercialization Strategy

We currently market NUZYRA in the U.S. as an empiric monotherapy and plan for NUZYRA to be commercialized worldwide for the treatment of serious, community-acquired bacterial infections. We retain worldwide commercial rights to omadacycline, with the exception in the People’s Republic of China, Hong Kong, Macau and Taiwan, where we have entered into a collaboration agreement with Zai Lab (Shanghai) Co., Ltd., or Zai.  In the U.S. and Europe, we continue to reserve the right to either commercialize omadacycline alone, through one or more pharmaceutical companies that have established commercial capabilities, or some combination thereof.

NUZYRA was launched into the hospital and adjacent sites of care settings in February 2019 with 40 customer-facing representatives sourced through a contract sales organization, or CSO.  This number increased to approximately 60 customer-facing representatives by the end of 2020. Consistent with our original commercial launch plan, we terminated the agreement with our CSO on December 31, 2020 and began hiring customer-facing representatives as employees on January 1, 2021.

In February 2021, we announced plans to expand our launch of NUZRYA into the community setting based on NUZYRA's product attributes, including its once-daily oral formulation, broad reimbursement coverage and infectious disease physician support. The Company's expansion of commercial promotion into the community setting will focus initially on ABSSSI, with a plan to broaden promotion to include CABP after the anticipated approval of the oral-only loading-dose regimen for CABP expected during the second quarter of 2021. Upon completion of the community-based expansion, we anticipate having a sales force to address both the community and hospital settings of approximately 90 to 100 customer-facing representatives. The expansion of the sales organization builds upon a focused and targeted community sales pilot program conducted in the second half of 2020. The data provided by the pilot suggest NUZYRA has an opportunity to address significant unmet needs in the community setting through building awareness among primary care physicians, leading to meaningful trial and adoption with positive patient outcomes. We expect to accomplish this initial phase of the community expansion within the first quarter of 2021.

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

To date, we and our partners have been able to continue to supply our products to our patients worldwide and currently do not anticipate any interruptions in supply for the foreseeable future. Regarding our clinical programs, enrollment in our study designed to show that an oral-only loading dose regimen will have a comparable pharmacokinetic profile to the approved IV loading dose regimen in patients with CABP that was established in the Phase 3 registration study was stopped early in 2021 due to COVID-19 restrictions at the clinical centers.  We continue to assess the potential impact of the COVID-19 pandemic on our business and operations, including our sales, expenses, supply chain and other clinical studies.

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

Our third-party contract manufacturing partners continue to operate their manufacturing facilities at or near normal levels. While we currently do not anticipate any interruptions in our supply chain, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our and/or our third-party suppliers’ and contract manufacturing partners' ability to manufacture our products or the products of our partners. The COVID-19 pandemic has prevented technical service, quality assurance and supply operations personnel from traveling to our third-party contract manufacturing partners in Europe.

For additional information on the various risks posed by the COVID-19 pandemic, refer to and Item 1A. Risk Factors and Item 3. Quantitative and Qualitative Disclosures About Market Risk included in this report.

Human Capital Management

Employees

As of February 26, 2021, we had 197 total employees, 196 of whom are full-time employees and 31 of whom were primarily engaged in research and development activities. A total of 14 employees have an M.D., Pharm.D, or Ph.D. degree. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Our Corporate Culture

We are driven by our mission to develop transformative medicines for patients with life-threatening diseases and solutions that lead to positive patient stories. Our vision is to be a leading independent biopharmaceutical company providing novel life-saving products for life-threatening diseases or other public health threats for civilian, government and military use.  We were founded and continue to be built on our four core values: purposeful, passionate, resourceful, and collaborative.

The foundation of our company culture requires us to always maintain our commitment to these core values.  We have a shared commitment to act with integrity and take responsibly for our actions. All employees are responsible for upholding our reputation and conducting business to the highest legal and ethical standards.  Ethical decision making is the foundation for how we do business. Our Code of Business Conduct and Ethics, or the Code, describes fundamental principles to guide our actions and is designed to help employees make the right decisions. Consistent with our commitment to conducting our business ethically and compliantly, we have implemented a comprehensive compliance program governing our business operations which implements the principles set forth in the Code. To facilitate compliance with the Code, we have implemented a program of code awareness, training and annual review.

Fostering and maintaining a strong, healthy culture is a key strategic focus. Our core values reflect who we are and the way our employees interact with one another, our customers, partners and shareholders.  Our Board of Directors, or Board, also provides oversight and guidance to support the continued focus on and importance of culture to our Company. We are an equal opportunity employer. We do not tolerate discrimination against applicants or employees based on race, color, religion, national origin, sex, pregnancy, age, marital status, sexual orientation, genetic information, citizenship status, disability, veteran status or any other characteristic protected by law. We prohibit discrimination in decisions concerning recruitment, hiring, compensation, benefits, training, termination, promotions or any other terms and conditions of employment or career development. We are committed to providing a work environment that is free from discrimination and harassment of any type. Each person, at every level of the organization, must act with respect and civility toward customers, coworkers, and outside firms.

Corporate Sustainability

We understand that delivering on our mission over the long term requires a focus on corporate sustainability, including environmental, social, and governance considerations. Specifically, we focus on the following:

•	Patient Support: We are committed to ensuring our innovations reach as many patients as possible, as quickly as possible. We provide patient support and education programs.
•

Diversity and Inclusion: We strive to promote diversity, inclusion, equal opportunity and personal development. As of January 2021, women make up more than half of our workforce and ethnic or racial minorities make up more than twenty-six percent of our total employee population.

•	Dedication to Employees: We believe in the importance of investing in our employees’ health, safety, wellness, and ongoing professional development.
•

Community Involvement: Supporting and giving back to the communities in which we live and work are at the core of our values. Through both corporate initiatives and individual contributions of our employees, we seek to make a difference.

Our Board sets high standards for our employees, officers and directors. Implicit in this philosophy is the importance of sound corporate governance. It is the duty of the Board to serve as a prudent fiduciary for shareholders and to oversee the management of our business. To fulfill its responsibilities and to discharge its duty, our Board follows the procedures and standards that are set forth in our Code of Business Conduct and Ethics, which are subject to modification from time to time as the Board deems appropriate in our best interests or as required by applicable laws and regulations.

Our industry is highly regulated, and is governed by many international, federal, state, and local laws. It is our policy to conduct activities in compliance with all applicable laws, regulations, and industry standards as well as scientific research standards and guidelines.

Patient safety is our highest priority, and we are committed to providing safe and effective products to our patients. We work closely with government entities, like the FDA, to ensure the safety and efficacy of products and follow all requirements regarding manufacturing, registration, and promotion of prescription drugs.

Compensation and Benefits

Our compensation program is designed to align the compensation of our employees with performance and provides the proper incentives to attract, retain and motivate employees to achieve superior results.  To achieve our objectives, we evaluate our compensation program with the goal of setting total compensation at levels that align with our mission, industry, company size, and life stage. While we do not have a formal policy for allocating between long-term and short-term compensation, between cash and non-cash compensation or among different forms of non-cash compensation, we generally strive to provide our employees with a balance of short-term and long-term incentives to encourage consistently strong performance. To incentivize strong performance, two key elements of our employee compensation are variable—annual cash incentive compensation, which is earned based on our Compensation Committee’s assessment of our Company’s annual performance, and performance-based restricted shares, restricted shares, and stock options, which deliver value only to the extent the value of our stock increases.

We believe that the most effective compensation program will promote company performance, encourage progress toward achieving our mission, and reward value creation for our stockholders. Our compensation program is designed to:

•	attract and retain superior employees with the skills and values to contribute to our long-term success;
•	provide incentives that motivate and reward the achievement of performance goals and that encourage retention; and

•

align employees’ interests with those of stockholders by rewarding the achievement of short- and long-term strategic and financial goals, including those tied to short- and long-term value creation for our stockholders.

We offer comprehensive benefit programs to our employees that provide flexibility of choice through a framework of pay and recognition, health and wellness, financial well-being, work/life happiness, culture and community, and learning and development. We recognize and support the growth and development of our employees and offer opportunities to participate in internal as well as external learning programs.

We continually monitor employee turnover rates, as our success depends upon retaining our highly trained personnel. We believe the combination of competitive compensation and career growth and development opportunities have helped increase employee tenure and reduce voluntary turnover.

Our recruiting practices and decisions on whom to hire are among our most important activities. We utilize social media, local job fairs and educational organizations across the U.S. to find diverse, motivated and responsible employees.

Paratek PROUD

The Paratek PROUD Program, or the Program, is an employee recognition program that acknowledges an employee’s behavior, contribution, and impact in the workplace.  The Program is multi-faceted with the goal to encourage employee engagement, build a supportive and active work environment and culture, drive operational excellence to enhance business outcomes, and retain top talent and increase company loyalty.  The Program recognizes service anniversaries through a certificate of recognition, crystal plaque, and monetary gift.

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

Three of the nation’s largest Pharmacy Benefit Managers, CVS Caremark, Express Scripts and OptumRx, have listed NUZYRA 150 mg tablets on their commercial formulary. Approximately 83% of insured commercial lives in the U.S. have coverage for NUZYRA 150 mg tablets. Among those commercially insured covered lives, approximately 21% require a prior authorization.

On October 1, 2019, NUZYRA 100 mg for injection was issued a permanent J-code under the Healthcare Common Procedure Coding System, which is a standardized code system necessary for medical providers to submit healthcare claims to Medicare and other health insurances in a consistent and orderly manner.  NUZYRA 100 mg for injection, has also received transitional pass-through status from the Centers for Medicare and Medicaid Services, or the CMS, which is intended to encourage the use of newly FDA-approved medical devices, drugs, and biologics to increase Medicare patients’ access to these innovative therapies by paying hospital outpatient departments more than the established facility fees. Pass-through status is temporary lasting at least two but not more than three years.  NUZYRA 100 mg for injection was granted a New Technology Add-On Payment, or NTAP, by CMS, on October 1, 2020. NTAP provides an additional payment to hospitals for the costs of new medical services and technologies under the Inpatient Prospective Payment System, or IPPS, for Medicare patients treated in a hospital inpatient setting. NTAP status is temporary and lasts at least two but not more than three years. The NTAP reimbursement policy has been in effect since 2001 and offers some financial support for hospitals that understand how to utilize the NTAP billing mechanism and choose to use newer drugs rather than rely on older generics due to cost.

Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. We believe that our product candidates offer key potential advantages over competitive products that could enable our product candidates to capture meaningful market share from our competitors.

NUZYRA competes with other antibiotics in the serious bacterial skin infection market. These include, but are not limited to, vancomycin, marketed as a generic by Abbott Laboratories and others; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; daptomycin, marketed as Cubicin by Merck Pharmaceuticals, Inc. and available as a generic; dalbavancin, marketed as Dalvance by Abbvie; tedizolid, marketed as Sivextro by Nabriva Therapeutics.; oritavancin, marketed as Orbactiv and delafloxacin marketed as Baxdela by Melinta Therapeutics, Inc.; quinupristin/dalfopristin, marketed as Synercid by Pfizer, Inc.; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; telavancin, marketed as Vibativ by Cumberland Therapeutics Inc.; ceftaroline, marketed as Teflaro by Abbvie; and generic trimethoprim/sulfamethoxazole and clindamycin.

Further, we expect that product candidates currently in review with the FDA, in Phase 3 clinical development, or that could enter Phase 3 clinical development in the near future, may represent significant competition if approved. These include, but are not limited to, CG-400549, under development by Crystal Genomics; GSK2140944, under development by GSK; nemonoxacin, under development by TaiGen Biotechnology and brilacidin, under development by Cellceutix.

NUZYRA also competes with other antibiotics in the community-acquired pneumonia market. These include azithromycin, marketed as Zithromax and Z-PAK by Pfizer Inc. and available as a generic; clarithromycin, marketed as Biaxin by Abbott Laboratories and available as a generic; moxifloxacin, marketed as Avelox by Bayer AG and available as a generic; levofloxacin, marketed as Levaquin by Johnson & Johnson and available as a generic; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; ceftriaxone, marketed as Rocephin by F. Hoffman-La Roche Ltd and available as a generic; and ceftaroline, marketed as Teflaro by Abbvie, delafloxacin marketed as Baxdela by Melinta Therapeutics Inc; lefamulin marketed as Xenleta by Nabriva Therapeutics. We are also aware of various drugs that are or may eventually be under development for the treatment of CABP, including, but not limited to, GSK2140944, under development by GSK and nemanoxacin, under development by TaiGen Biotechnology.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of any of our products, nor do we have plans to develop our own manufacturing facilities in the foreseeable future. Our products are manufactured in synthetic processes from starting materials that have to date been generally available.

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

CIPAN

In November 2016, we entered into a manufacturing and services agreement with CIPAN – Companhia Industrial Produtora de Antibióticos, or CIPAN. The agreement, as subsequently amended, provides the terms and conditions under which CIPAN will manufacture and supply to us increased quantities of minocycline starting material and crude omadacycline, or the CIPAN Products, for purification into omadacycline and, subsequently, for use in our products that contain omadacycline tosylate as the active pharmaceutical ingredient. Under this agreement, we are obligated to pay a CIPAN Product price in the four-digit U.S. dollar range per kilogram for minocycline starting material and in the four-digit or five-digit U.S. dollar range per kilogram for crude omadacycline, based on the annual volume of crude omadacycline that we order, subject to adjustments as set forth in the agreement. In April 2018, we entered into an amended and restated manufacturing and services agreement with CIPAN, which included an investment us in a new facility area to increase the manufacturing capacity for production of crude omadacycline. CIPAN will also perform certain services related to development, technology transfer and manufacturing of the CIPAN Products as provided in one or more statements of work, which shall set forth the fees payable by us to CIPAN for such services.

Our agreement with CIPAN will remain in effect for an initial term, as extended, after which the agreement will continue, with respect to each CIPAN Product, for successive renewal terms unless either we or CIPAN have given written notice of termination within a certain period prior to the expiration of either the initial or then-current renewal term. The agreement may also be terminated under certain other circumstances, including by either party due to a material uncured breach by the other party or the other party’s insolvency.

Carbogen

In December 2016, we entered into a manufacturing and services agreement with CARBOGEN AMCIS AG, or Carbogen. The agreement, as subsequently amended, provides for the terms and conditions under which Carbogen will manufacture and supply to us the active pharmaceutical ingredient for our omadacycline drug products in bulk quantities, or the Carbogen Product. Under this agreement, we are responsible for the cost and supply of crude omadacycline that Carbogen requires to manufacture the Carbogen Products and perform related services. We are obligated to pay Carbogen an amount in the seven-digit U.S. dollar range per campaign of Carbogen Product that we order, depending on the number of batches in the campaign, and the price may be adjusted in accordance with the terms of the agreement. We may also request that Carbogen perform certain services related to the Carbogen Product, for which we will pay reasonable compensation to Carbogen.

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

Almac

In December 2016, we entered into a manufacturing and services agreement with Almac Pharma Services Limited, or Almac. The manufacturing agreement, as subsequently amended, provides for the terms and conditions under which Almac will manufacture, package and supply to us omadacycline oral solid dosage tablets in bulk form, or the Almac Products. Under this manufacturing agreement, we are required to use commercially reasonable efforts to timely provide Almac with the active pharmaceutical ingredient needed to manufacture the Almac Products and perform related services. We are obligated to pay a supply price in the five-digit range in Great Britain Pounds, or GBP, per batch of the Almac Products, subject to adjustments as provided in the manufacturing agreement. We are also subject to an annual minimum revenue commitment in the six-digit GBP range. We will also negotiate with Almac, as part of each individual scope of work, the reasonable costs for the services to be performed for us by Almac.

The agreement with Almac will remain in effect for a fixed initial term, after which the agreement will continue for successive renewal terms unless either us or Almac have given written notice of termination within a certain period prior to the expiration of the initial or then-current renewal term. The agreement may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency.

Patheon

In July 2017, we entered into a master manufacturing services agreement and corresponding product agreement with Patheon UK Limited, or Patheon.  The agreements, as subsequently amended, provide for the terms and conditions under which Patheon will manufacture, package and supply to us, omadacycline in injectable form, or the Patheon Products. Under these agreements, we are required to deliver to Patheon the active pharmaceutical ingredient needed to manufacture the Patheon Products. We are obligated to pay a supply price in the six-digit dollar range per batch of the Patheon Products, subject to adjustments as provided in the agreements. Now that our omadacycline product has been approved, we are also subject to an annual minimum purchase requirement in the six-digit U.S. dollar range. If we desire for Patheon to conduct additional services other than those expressly set forth in the agreements, those would be subject to additional fees.

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

Research and Development

We have and will continue to make substantial investments in research and development. Our research and development expenses totaled $23.9 million and $39.6 million in 2020 and 2019, respectively.

In the ordinary course of business, we enter into agreements with third parties, such as contract research organizations, medical institutions, government agencies, clinical investigators and contract laboratories, to conduct our clinical studies and aspects of our research and preclinical testing. These third parties provide project management and monitoring services and regulatory consulting and investigative services.

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

As of December 31, 2020, our patent portfolio of owned or exclusively licensed patents and applications includes 63 issued U.S. patents, 18 pending U.S. patent applications and corresponding foreign national or regional counterpart patents or applications. We expect that the patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other government fees are paid, would expire between 2020 and 2039, excluding any additional terms from patent term adjustments or patent term extensions under the Hatch-Waxman Amendments.

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

Intermezzo

As of December 31, 2020, our patent portfolio of owned or exclusively licensed patents and applications includes four issued U.S. patents directed to formulations and methods of use. The issued U.S. patents expire between 2025 and 2029.

Trade Secrets

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. Trade secrets and know-how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third-party. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Trademarks

We have registered trademarks and service marks or pending trademark and services mark applications in a number of countries for PARATEK, PARATEK & HEXAGON DESIGN, NUZYRA and its design logo, and other marks which we presently use or may use in connection with our pharmaceutical research and development as well as with our product candidates.  SEYSARA is a trademark for which Almirall has registered in the U.S. and China and for which Paratek has applied for in a number of foreign countries. In connection with the ongoing development and advancement of our products and services in the U.S. and in various international jurisdictions, we routinely seek to create protection for our marks and enhance their value by pursuing trademarks and service marks where available and when appropriate.

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

Biomedical Advanced Research and Development Authority

On December 18, 2019, we entered into a contract with BARDA, a division of the U.S Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, to support the development of NUZYRA for the treatment of pulmonary anthrax, FDA PMRs associated with the initial NUZYRA approval, and with an option for BARDA to procure up to 10,000 treatment courses of NUZYRA for the SNS for use against potential biothreats.

The BARDA contract could result in payments to us of up to approximately $284.7 million and consists of a five-year base period-of-performance and a total contract period-of-performance (base period plus option exercises) of up to ten years. Under the base period-of-performance, we will conduct activities necessary to (i) allow the product to be used under an Emergency Use Authorization, (ii) obtain licensure of NUZYRA through a supplemental NDA submission for anthrax, and (iii) provide up to 2,500 treatment courses of the drug product to be stored as vendor managed inventory and subsequently delivered to the SNS. BARDA has exercised two options that respectively cover manufacturing-related requirements and post-licensure commitments required by the FDA. The remaining contract options may be exercised to perform additional studies necessary for licensure for the prophylaxis of anthrax and procure additional treatment regimens.

Under the terms of the agreement, BARDA awarded initial funding of approximately $59.4 million for the development of NUZYRA for the treatment of pulmonary anthrax and the purchase of an initial 2,500 treatment courses of NUZYRA to add to the current SNS. The two exercised options awarded approximately $76.8 million for existing FDA PMR commitments which began in April 2020 and approximately $20.4 million for manufacturing-related requirements which also began in April 2020. The remaining option funding includes the potential for approximately $12.7 million to support the development of NUZYRA for the prophylaxis of anthrax and a maximum of approximately $115.4 million to provide for three additional purchases of NUZYRA, each of which will be triggered at BARDA’s discretion upon development milestones related to the anthrax treatment development program.

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

Zai Lab (Shanghai) Co., Ltd.

On April 21, 2017, Paratek Bermuda Ltd., a former wholly owned subsidiary of Paratek Pharmaceuticals, Inc., and Zai entered into a License and Collaboration Agreement, or the Zai Collaboration Agreement. On December 18, 2019, Paratek Bermuda Ltd. assigned its rights under the Zai Collaboration Agreement to Paratek Pharmaceuticals, Inc. Under the terms of the Zai Collaboration Agreement, Paratek granted Zai an exclusive license to develop, manufacture and commercialize omadacycline, or the licensed product, in the People’s Republic of China, Hong Kong, Macau and Taiwan, or the Zai territory, for all human therapeutic and preventative uses other than biodefense. Zai will be responsible for the development, manufacturing and commercialization of the licensed product in the Zai territory, at its sole cost with certain assistance from Paratek.

Under the terms of the Zai Collaboration Agreement, we earned an upfront cash payment of $7.5 million in April 2017, $5.0 million upon approval by the FDA of a New Drug Application, or NDA, submission in the CABP indication, in October 2018 and $3.0 million upon submission of the first regulatory approval application for a licensed product in the People’s Republic of China in December 2019.  We are eligible to receive $6.0 million upon regulatory approval for a licensed product in the People’s Republic of China, which we anticipate occurring in 2021, and up to $40.5 million in potential future commercial milestone payments.  The terms of the Zai Collaboration Agreement also provide for Zai to pay us tiered royalties at a low double digit to mid-teen percent on net sales of the licensed product in the Zai territory.

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

Either we or Almirall may terminate the Almirall Collaboration Agreement for certain specified reasons at any time after Almirall has commenced development of any tetracycline compound, including if Almirall determines that it would not be commercially viable to continue to develop or commercialize the tetracycline compound and/or that it is unlikely to obtain regulatory approval of the tetracycline compound, and, in any case, no backup tetracycline compound is in development or ready to be developed and the parties are unable to agree on an extension of the development program or an alternative course of action. Either we or Almirall may terminate the Almirall Collaboration Agreement for the other party’s uncured breach of a material term of the agreement on 60 days’ notice (unless the breach relates to a payment term, which requires a 30-day notice) or upon the bankruptcy of the other party that is not discharged within 60 days. Upon the termination of the Almirall Collaboration Agreement by Almirall for our breach, Almirall’s license will continue following the effective date of termination, subject to the payment by Almirall of the applicable milestone and royalty payments specified in the agreement unless our breach was with respect to certain specified obligations, in which event the obligation of Almirall to pay us any further royalty or milestone payments will terminate. Upon the termination of the Almirall Collaboration Agreement by us for Almirall’s breach or the voluntary termination of the agreement by Almirall, Almirall’s license under the agreement will terminate.

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

In connection with the Ex-U.S. License, we pay Almirall, on a country-by-country and product-by-product basis, (i) for fifteen years following the first commercial sale of a sarecycline product in a country, a percentage of the consideration (e.g., milestones, royalties) we receive from third-party sublicensees in connection with developing and commercializing sarecycline outside of the U.S., which ranges from one-half of such consideration for sarecycline products for the treatment of acne to one-fifth of such consideration for sarecycline products for the treatment of other indications, in each case subject to a 50% reduction for any sarecycline product not in a solid oral tablet formulation for which Paratek or its affiliates have incurred significant development costs and (ii) for eight years following the first commercial sale of a sarecycline product in a country, a royalty in the middle-single digits on our or our affiliates’ net sales of sarecycline products outside of the U.S., subject to certain standard reductions. In connection with the China License, for fifteen years following the first commercial sale of a sarecycline product in China, Almirall pays us a royalty in the high-single digits on their, their affiliates’ or their sublicensees’ net sales of sarecycline products in the greater China region, subject to certain standard reductions.

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

Past Collaborations

Novartis Pharma AG

In September 2009, we and Novartis International Pharmaceutical Ltd., or Novartis, which merged into Novartis Pharma AG, a wholly owned subsidiary of Novartis AG, entered into a Collaborative Development,

Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. We and Novartis subsequently entered into a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, EMA, or any regulatory agency, but only to the extent we had not previously granted such commercialization rights related to omadacycline to another third party as of any such approval. We also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by us in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $3.1 million as of December 31, 2020 and $3.4 million as of December 31, 2019 included within “Other Long-Term Liabilities” on our consolidated balance sheet.  In addition, short-term liabilities included within “Other Current Liabilities” on our consolidated balance sheet as of December 31, 2020 and December 31, 2019 represent the portion of royalty payments due to Novartis within twelve months of each balance sheet date. There are no other payment obligations to Novartis under the Novartis Agreement or the amended Novartis Letter Agreement.

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

Further, the global regulatory landscape is also subject to change as the COVID-19 pandemic continues to affect the U.S. and global economies. The U.S. FDA and other health authorities have shifted resources and priorities to meet the many challenges presented by the COVID-19 pandemic. The COVID-19 pandemic has also directly impacted the FDA and global regulatory agencies’ daily operations. For example, FDA temporarily suspended non-critical foreign and domestic inspections in March 2020 and announced plans to resume prioritized domestic inspections in July 2020. Pandemic-related disruptions could negatively impact the processing of regulatory submissions and slow agency review times necessary for the approval or clearance of new drug products. The duration and severity of the COVID-19 pandemic is unpredictable and difficult to assess.

Other Healthcare Laws

We may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Within the U.S., we are subject to various federal and state laws that seek to prevent “fraud and abuse” in the healthcare industry, including anti-kickback laws and false claims laws. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under such laws. Anti-kickback laws generally prohibit a prescription drug manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. False claims laws generally prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third-party payors (including Medicare and Medicaid) that are false or fraudulent. Violations of “fraud and abuse” laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and/or exclusion from federal health care programs (including Medicare and Medicaid).

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

Reimbursement

Significant uncertainty exists regarding the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of our products will depend, in part, on the availability of coverage and the adequacy of reimbursement from third-party payors. Third-party payors include government authorities or government healthcare programs, such as Medicare and Medicaid, and private entities, such as managed care organizations, private health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Some third-party payors may manage utilization of a particular product by requiring pre-approval (known as “prior authorization”) for coverage of particular prescriptions (to allow the payor to assess medical necessity). If the prior authorization (medical necessity) is denied by the payor, the patient may not be able to afford the full cost of the medication without the coverage from the third-party payor.  A third-party payor's decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain net price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate.

Third-party payors are increasingly challenging the price and examining the cost-effectiveness of new products and services in addition to their safety and efficacy. To obtain or maintain coverage and reimbursement for any current or future product, we may need to conduct real world evidence and pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our product. These studies will be in addition to the studies required to obtain or maintain regulatory approvals. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. Thus, obtaining and maintaining reimbursement status is complex and costly.

Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of new price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our or our partners’ products or a decision by a third-party payor to not cover our or our partners’ products could reduce physician usage of the product and have a material adverse effect on our sales, results of operations and financial condition. We expect that the pharmaceutical industry will continue to experience pricing pressures due to the increasing influence of managed care (and related implementation of managed care strategies to control utilization), additional federal and state legislative and regulatory proposals to regulate pricing of drugs, limit coverage of drugs or reduce reimbursement for drugs, and public scrutiny.  While we cannot predict what executive, legislative and regulatory proposals will be adopted or other actions will occur, such events could have a material adverse effect on our business, financial condition and profitability.

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

Health Care and Other Reform

In the U.S., there have been and continue to be a number of significant legislative initiatives to contain healthcare costs. Federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Healthcare Reform Act, which expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs.  Under the Trump administration, there were ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty established under Healthcare Reform Act for individuals who do not maintain mandated health insurance coverage beginning in 2019.    The Healthcare Reform Act has also been subject to judicial challenge.  The case Texas v. Azar, which challenges the constitutionality of the Healthcare Reform Act, including provisions that are unrelated to healthcare reform but were enacted as part of the Healthcare Reform Act, was argued before the Supreme Court in November 2020.  Pending resolution of the litigation, all of the Healthcare Reform Act but the individual mandate to buy health insurance remains in effect.

Beyond the Healthcare Reform Act, there have been ongoing health care reform efforts, including a number of recent actions.  Some recent healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers.  Other reform efforts affect pricing or payment for drug products.  For example, the Medicaid Drug Rebate Program has been subject to statutory and regulatory changes and the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap increased from 50% to 70%.  A number of regulations were issued in late 2020 and early 2021.  For example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to PBMs and health plans.  Some of these changes have been and may continue to be subject to legal challenge.  For example, courts temporarily enjoined a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price.

The nature and scope of health care reform in the wake of the transition from the Trump administration to the Biden administration remains uncertain.  The Department of Justice under the Biden administration informed the Supreme Court that the government no longer takes the position that the individual mandate is unconstitutional and cannot be severed from the rest of the Healthcare Reform Act.  President Biden has temporarily halted implementation of new rules issued immediately prior to the transition that had not yet taken effect (which include a number of health care reforms) to allow for review by the new administration.  The revisions to the federal anti-kickback statute regulations referenced above were initially scheduled to take effect in 2022 but have now been delayed to 2023. More generally, President Biden supported reforms to lower drug prices during his campaign for the presidency.

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

General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2030 (except May 1, 2020 to March 31, 2021) unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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

We received FDA approval for NUZYRA in October 2018 and launched NUZYRA in the U.S. in February 2019. Additionally, FDA approval was granted in October 2018 for SEYSARA and Almirall launched SEYSARA in the U.S. in January 2019.  We have exclusively licensed U.S. commercial rights for SEYSARA to Almirall for which we are entitled to tiered royalties on net sales in the U.S.  We have also licensed SEYSARA to Almirall in the People’s Republic of China, Hong Kong and Macau, or the greater China region, and are entitled to a flat royalty on net sales in the greater China region. Although NUZYRA and SEYSARA are now being sold by us and Almirall, respectively, it will take some time to attain profitability and we may never do so. Our net loss for the year ended December 31, 2020 was $96.5 million. As of December 31, 2020, our accumulated deficit was $807.8 million. We expect to continue to incur losses for the foreseeable future as we seek to maintain and expand regulatory approvals for our products, continue to commercialize NUZYRA, including expansion into the community setting, expand our sales, marketing and distribution infrastructure, and add personnel to support our product development and commercialization efforts and operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate future revenue.

To become and remain profitable, we must succeed in developing, obtaining regulatory approval for and commercializing products with significant market potential. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to generate any sufficient product revenues to achieve profitability. For example, our expenses could increase if we are required by regulatory agencies outside of the U.S. to perform studies in addition to those that we have already performed or currently expect to perform.

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

As of December 31, 2020, our cash, cash equivalents and marketable securities were $125.2 million. We will require substantial additional funding to meet FDA post-marketing approval requirements for NUZYRA, which we expect to be materially funded through the BARDA contract.  Additional funding may also be needed to support and accelerate the commercialization of NUZYRA, especially in the community setting, to fund the development of omadacycline in other indications, including NTM, and to advance the development of, or license or acquisition of, potential other product candidates, and such funding may not be available on favorable terms or at all. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the filing date of this Annual Report on Form 10-K. Because the profitability of NUZYRA and SEYSARA, and the successful development of any other future product candidates, is uncertain, we are unable to estimate the actual funds we will require to fund our continuing operations, including for our clinical development programs and commercialization efforts for NUZYRA.

Our future funding requirements will depend on many factors, including but not limited to:

•	the progress of clinical development of omadacycline in additional indications, including NTM;
•	the costs and timing of commercialization activities for NUZYRA, including expansion into the community setting;
•	product revenue received from commercial sales of NUZYRA;
•	timing and amount of actual reimbursements and NUZYRA purchases under the BARDA contract;
•	the ability of Zai to develop, manufacture and commercialize omadacycline in the Zai territory;
•	royalty revenue received from commercial sales of SEYSARA by Almirall;
•	the ability of Almirall to develop, manufacture and commercialize sarecycline in the greater China region;
•	the scope, progress, timing, cost and results of research, preclinical development and clinical trials, including for NTM;
•	the costs, timing and outcome of seeking, obtaining, maintaining and expanding FDA and non-U.S. regulatory approvals;
•	the costs associated with establishing and expanding our manufacturing, sales, marketing and distribution capabilities;
•	the cost, number and characteristics of other product candidates that we may pursue;
•

our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to hire additional management, scientific, commercial, operations and medical personnel;
•	the effect of competing products, including generic products, that may limit market penetration of our products;
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
•	resources required to develop and implement policies and processes to promote ongoing compliance with applicable healthcare laws and regulations;
•	costs required to ensure that our and our partners’ business arrangements with third parties comply with applicable healthcare laws and regulations; and
•

the economic and other terms, timing and success of our existing and future collaboration and licensing arrangements, including the timing of receipt of any milestone or royalty payments under such arrangements.

Until we generate a sufficient amount of product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic collaborations and grant funding. There can be no assurance that we would be successful in securing additional funds on acceptable terms. If additional funds are not available, we may be forced to cease operations, significantly reduce operating expenses or delay, curtail, or eliminate one or more of our development programs or our business operations.

Raising additional capital or entering into certain debt financings or other arrangements may cause dilution to our stockholders, restrict our operations or require us to relinquish rights.

Until such time, if ever, as we can generate substantial product revenue, we may finance our cash needs through the sale of additional equity or convertible debt securities, which would dilute shareholder ownership interest. The terms of these new securities may include liquidation or other preferences that adversely affect shareholders’ rights as common stockholders. Future debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, NUZYRA, sarecycline, any future product candidates or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to grant rights to develop and market NUZYRA, sarecycline or any future product candidates that we may otherwise prefer to develop and market ourselves.

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

On December 31, 2020, we terminated our Amended and Restated Loan and Security Agreement, or the A&R Hercules Loan Agreement, with Hercules Technology III, L.P., certain other lenders, and Hercules Capital, as agent.  Concurrently, on December 31, 2020, or the Closing Date, we, through our wholly-owned subsidiary PRTK SPV2 LLC, a Delaware limited liability company, or the Subsidiary, entered into a royalty and revenue interest-backed loan agreement with an affiliate of R-Bridge Healthcare Investment Advisory, Ltd., herein referred to as the R-Bridge Loan Agreement.  Pursuant to the terms of the R-Bridge Loan Agreement, the Subsidiary borrowed a $60.0 million term loan, secured by, and repaid with proceeds from, (i) royalties from our license agreement with Zai Labs (Shanghai) Co., Ltd., or the Zai Collaboration Agreement, and such royalties, or the Royalty Interest, and (ii) a revenue interest based on our U.S. sales of NUZYRA in an initial amount of two and a half percent (2.5%), which amount may adjust under certain circumstances up to five percent (5%), of our net U.S. sales, subject to an annual cap of $10.0 million, which may adjust under certain circumstances to $12.0 million, or the Revenue Interest.

Under the R-Bridge Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 7.0%, increasing to an annual rate of 10% during the continuance of any event of default.  Payments of the obligations outstanding under the R-Bridge Loan Agreement will be made quarterly, beginning with the payment due in respect of the quarter ending March 31, 2021, out of the Royalty Interest payments and Revenue Interest payments received by the Subsidiary during such quarter, or the Collection Amount.  On each payment date, after payment of certain expenses, the Collection Amount shall be applied first to accrued interest, with any excess up to $15.0 million per annum applied to repay principal until the balance is fully repaid, and any shortfalls being capitalized and added to the principal balance of the loan.  Amounts in excess of the $15.0 million annual cap shall be shared between us and R-Bridge Healthcare Investment Advisory, Ltd., or the R-Bridge Lender, based on a formula set out in the R-Bridge Loan Agreement.  Following repayment in full of the loan, the first $15.0 million per annum in Collection Amount shall be paid to us and any amounts in excess shall be shared between us and the R-Bridge Lender based on a formula set out in the R-Bridge Loan Agreement.

Prior to the eighth (8th) anniversary of the Closing Date, the R-Bridge Loan Agreement will automatically terminate once the Subsidiary has paid to the R-Bridge Lender, in the form of regularly scheduled payments or as a voluntary prepayment, a capped amount of $114 million, less principal, interest and certain fee payments through the date of such prepayment, or the Capped Amount.  After the eighth (8th) anniversary of the Closing Date, the Revenue Interest can be terminated but the Royalty Interest payments shall continue until maturity of the R-Bridge Loan Agreement on December 31, 2032, at which time, the outstanding principal amount of the loan, if any, together with any accrued and unpaid interest, and all other obligations then outstanding, shall be due and payable in cash by the Subsidiary.

Our subsidiary, PRTK SPV1 LLC, a Delaware limited liability company and owner of the Subsidiary’s capital stock, has entered into a Pledge and Security Agreement in favor of the R-Bridge Lender, pursuant to which the Subsidiary’s obligations under the R-Bridge Loan Agreement are secured by PRTK SPV1 LLC’s pledge of all of the Subsidiary’s capital stock.

The R-Bridge Loan Agreement contains certain customary affirmative covenants, including those relating to: use of proceeds; maintenance of books and records; financial reporting and notification; compliance with laws; and protection of Company intellectual property. The R-Bridge Loan Agreement also contains certain customary negative covenants, barring the Subsidiary from: certain fundamental transactions; issuing dividends and distributions; incurring additional indebtedness outside of the ordinary course of business; engaging in any business activity other than related to the Zai Collaboration Agreement; and permitting any additional liens on the collateral provided to the R-Bridge Lender under the R-Bridge Loan Agreement. As of December 31, 2020, we were in compliance with all covenants under the R-Bridge Loan Agreement.

An ancillary agreement executed by us and the Subsidiary in respect of the Revenue Interest, contains negative covenants applicable to us, including restrictions on the sale or transfer of our assets related to NUZYRA and giving rise to the Revenue Interest, each subject to the exceptions set forth therein.

The R-Bridge Loan Agreement contains customary defined events of default, upon which any outstanding principal, unpaid interest and other obligations of the Subsidiary, shall be immediately due and payable by the Subsidiary. These include: failure to pay any principal or interest when due; failure to the Capped Amount as and when due following a non-qualified change of control, any uncured breach of a representation, warranty or covenant; any uncured failure to perform or observe covenants; any uncured breach of our representations, warranties or covenants under an ancillary agreement executed by the us and the Subsidiary in respect of the Royalty Interest; any termination of the Zai Collaboration Agreement; and certain bankruptcy or insolvency events. No events of default had occurred under the R-Bridge Loan Agreement through December 31, 2020.

The net proceeds of the term loan were used by the Subsidiary to purchase from the Company the Royalty Interest and Revenue Interest, pursuant to the terms of the Revenue Interest Purchase Agreement and the Contribution and Servicing Agreement, respectively. We raised approximately $58.3 million in net proceeds in connection with the R-Bridge Loan Agreement, comprised of the $60.0 million term loan funded at execution, net of $1.1 million in lender fees accounted for as debt discount and $0.6 million in direct and incremental third-party expenses accounted for as debt issuance costs. The net proceeds of the term loan, together with cash on hand, was used to prepay in full all obligations outstanding under the loan arrangement with Hercules Capital, Inc.

All obligations under the R-Bridge Loan Agreement are secured by certain of our intellectual property relating to the Zai Collaboration Agreement in the greater China region. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

•

we will need to repay our indebtedness by making payments of interest and principal, and certain other payments from  contributing and paying net revenue from our Zai Collaboration Agreement and certain amounts of our net revenue from NUZYRA in the U.S., which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities; and

•

our failure to comply with the affirmative, restrictive or financial covenants in the R-Bridge Loan Agreement could result in an event of default that, if not cured or waived, could result in the acceleration of our obligation to repay this indebtedness, and the R-Bridge Lender could seek to enforce its security interest in the assets securing such indebtedness.

In April 2018, we issued $165.0 million aggregate principal amount of 4.75% Convertible Senior Subordinated Notes due 2024, or the Notes. The Notes bear cash interest at the annual rate of 4.75%, payable on November 1 and May 1 of each year, beginning on November 1, 2018, and mature on May 1, 2024 unless earlier repurchased, redeemed or converted.

In addition, in February 2019, we, through our wholly-owned subsidiary Paratek Royalty Corporation, or the Subsidiary, entered into a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, with Healthcare Royalty Partners III, L.P., or HCRP. Pursuant to the terms of the Royalty-Backed Loan Agreement, the Subsidiary borrowed a $32.5 million loan, which was secured by, and is being repaid based upon, royalties from the Almirall Collaboration Agreement. The Royalty-Backed Loan Agreement matures on May 1, 2029, at which time, if not earlier repaid in full, the outstanding principal amount of the loan, together with any accrued and unpaid interest, and all other obligations then outstanding, shall be due and payable in cash by the Subsidiary.

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

Failure to satisfy our current and future debt obligations under the R-Bridge Loan Agreement could result in an event of default and, as a result, the R-Bridge Lender could accelerate all of the amounts due. In the event of an acceleration of amounts due under the R-Bridge Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, the R-Bridge Lender could seek to enforce its security interests in the assets securing such indebtedness.

We are subject to certain restrictive covenants which, if breached, could have a material adverse effect on our business and prospects.

The R-Bridge Loan Agreement imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or in some respects may prohibit, our ability to, among other things:

•	dispose of substantially all of our assets or certain assets related to NUZYRA;
•	engage in mergers or consolidations;
•	incur additional indebtedness secured by certain assets related to NUZYRA; and
•	create liens on certain assets related to NUZYRA.

Risks Related to Maintaining and Expanding Regulatory Approval and Other Legal Compliance Matters

If clinical trials for omadacycline are prolonged, delayed or stopped, we may be unable to obtain regulatory approval and commercialize omadacycline for the treatment of additional indications on a timely basis.

In October 2018, the FDA approved NUZYRA in the U.S. for the treatment of adults with CABP and ABSSSI that are proven or strongly suspected to be caused by susceptible bacteria. The completion of any future clinical trials, including for NTM and FDA PMRs, could be substantially delayed or prevented by several factors, including:

•	severe restrictions on the clinical and healthcare system resulting from global pandemics, including the COVID -19 pandemic;
•	delay or failure to obtain sufficient supplies of the product candidate or of the comparator product for our clinical trials;
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

•	delay or failure to obtain Institutional Review Board/ethics committee approval to conduct a clinical trial at a prospective site or within a specific region or country.

The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•	slower than expected rates of patient recruitment and enrollment, especially in an environment impacted by COVID-19;
•	failure of patients to complete the clinical trial;
•	unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by patients;
•	lack of omadacycline efficacy, or efficacy of other product candidates, evidenced during clinical trials;
•	termination of our clinical trials by one or more clinical trial sites;
•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols;
•	inability to monitor patients adequately during or after treatment by us and/or our CROs;
•	delay or failure to obtain sufficient supplies of omadacycline or of the relevant comparator product; and
•	the need to repeat or terminate clinical trials as a result of inconclusive or negative results or unforeseen complications during clinical trial testing.

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

Changes in regulatory requirements and guidance may also occur, and we may need to amend clinical trial protocols to reflect these changes with appropriate regulatory authorities, which could impact the costs, timing, or successful completion of a clinical trial. Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, or the overseeing Institutional Review Board due to a number of factors, including:

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

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing which could delay submission of a supplemental NDA and regulatory approval. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale or additional indicated use. Success in early stage clinical trials does not mean that future larger registration clinical trials will be successful, because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through early stage clinical trials. Product candidates that have shown promising results in early-stage (pre-Phase 3) clinical trials may still suffer significant setbacks in subsequent registration clinical trials.

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other U.S. and non-U.S. regulatory authorities. Regulations differ from country to country, which will require us to expend additional resources in each market for which a separate regulatory approval is required. We are not permitted to market our product candidates outside of the U.S. until we receive marketing approval from applicable regulatory authorities outside of the U.S. Although omadacycline and sarecycline received FDA approval, approval of other indications, including treatment of NTM with omadacycline and an oral-only loading dose regimen for patients diagnosed with CABP, is subject to the risks of failure inherent in drug development.

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

In October 2018, the FDA approved NUZYRA in the U.S. for the treatment of adults with CABP and ABSSSI that are proven or strongly suspected to be caused by susceptible bacteria, as well as SEYSARA for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients nine years of age and older. NUZYRA and SEYSARA are subject to, among other things, ongoing FDA requirements governing the manufacturing, labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety, efficacy, and other post-market information. For example, as part of the FDA approval for NUZYRA, we are required to conduct post-marketing pediatric studies, including a single dose pharmacokinetic and safety study in children ages eight to seventeen who are receiving antibacterial drug therapy for an infectious disease, an active-controlled safety study in children ages eight to seventeen who have acute bacterial skin and skin structure infections, and an active-controlled safety study in children ages eight to seventeen who have CABP. In addition, we are also required to conduct an active-controlled safety and efficacy study in adults with CABP and a U.S. surveillance study for five years from the date of marketing to determine if resistance to NUZYRA has developed in those organisms specific to the indications in the label.  In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA and other regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to current GMP regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. As such, we and our partners and any of our and their respective contract manufacturers are subject to ongoing review and periodic inspections to assess compliance with current GMPs. Additionally, to the extent we want to make certain changes to the approved products, product labeling, or manufacturing processes or manufacturing sites, we will need to submit new applications or supplements to FDA and obtain the agency’s approval.

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

Additionally, if a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product, us or our partners, including requiring withdrawal of the product from the market. If we or our partners fail to comply with the regulatory requirements of the FDA and other U.S. and non-U.S. regulatory authorities, or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, the FDA or other regulatory authorities could impose significant penalties, such as:

•	issuance of warning letters or untitled letters;
•	imposition of injunctions or civil or criminal penalties, fines, restitution or disgorgement of profits or revenue;
•	suspension or withdrawal of regulatory approval;
•	restrictions on product labeling, marketing, distribution or use;
•	imposition of total or partial suspension of production;
•	suspension of any ongoing clinical trials;
•	requirements to conduct post-marketing clinical trials;
•	refusal to approve pending applications or supplements to applications;
•	imposition of restrictions on operations, including costly new manufacturing requirements; or
•	seizure or detainment of products or requirements for us or our partners to initiate a product recall.

If we and our partners are not able to maintain regulatory compliance, we may not achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may negatively effect our operating results and financial condition.

Our products may have undesirable side effects that may require them to be taken off the market or otherwise limit their sales.

Although NUZYRA and SEYSARA have undergone safety testing in humans and in laboratory animals, not all adverse effects of drugs can be predicted or anticipated from these clinical studies and preclinical safety and toxicology studies. Unforeseen side effects from either NUZYRA or SEYSARA could arise after the approved product has been marketed. Many of the most widely used antibiotics are associated with treatment-limiting adverse events, including in some instances, kidney damage, allergic reactions or sudden cardiovascular death due to cardiac arrhythmia.  The results of future clinical trials or from marketing experience may show that NUZYRA or SEYSARA, or any other product candidate, cause undesirable or unacceptable side effects. Furthermore, even though both NUZYRA and SEYSARA have received marketing approval, if we or others later identify undesirable or unacceptable side effects caused by NUZYRA or SEYSARA:

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

Market acceptance and sales of NUZYRA, SEYSARA and any of our or our partners’ other products will depend on coverage and reimbursement policies. Government authorities and third-party payors, such as private health plans, decide which drugs they will cover and establish reimbursement levels. Coverage and reimbursement may vary among third-party payors. Coverage may not be available, and reimbursement may not be adequate, for NUZYRA, SEYSARA or any other products that we or our partners develop and commercialize. Also, coverage and reimbursement policies may reduce the demand for, or the price paid for, our or our partners’ products. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our or our partners’ products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of such products. Therefore, if coverage is not available or reimbursement is limited, we and our partners may not be able to successfully commercialize NUZYRA, SEYSARA or future approved products, if any.

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

The U.S. government and individual states have aggressively pursued healthcare reform, as evidenced by the passage of the Healthcare Reform Act. The Healthcare Reform Act substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that might affect the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. Modifications were implemented under the Trump Administration. For instance, tax reform legislation was enacted at the end of 2017 that eliminated the individual health insurance mandate which is expected to increase the number of Americans without comprehensive health insurance. In addition, the Healthcare Reform Act has been subject to judicial challenge.  The case Texas v. Azar, which challenges the constitutionality of the Healthcare Reform Act, including provisions that are unrelated to healthcare reform but were enacted as part of the Healthcare Reform Act, was argued before the Supreme Court in November 2020.  Pending resolution of the litigation, all of the Healthcare Reform Act but the individual mandate to buy health insurance remains in effect. There have also been significant health care reform efforts beyond the Healthcare Reform Act.  The nature and scope of health care reform in the wake of the transition from the Trump administration to the Biden administration, including the future of health care reform implemented under the Trump Administration, remains uncertain although President Biden has already taken a number of actions.  See “Government Regulation - Health Care and Other Reform”. We cannot predict the ultimate content, timing or effect of any changes to the Healthcare Reform Act or other federal and state reform efforts.

Additional legislative actions to control U.S. healthcare or other costs have passed.  The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare, but not Medicaid, payments to providers in 2013 and remains in effect through 2030 (except May 1, 2020 to March 31, 2021) unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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

We participate in the Medicaid Drug Rebate Program and a number of other federal and state government pricing programs in the U.S. in order to obtain coverage for NUZYRA by certain government healthcare programs.  These programs generally require us to pay rebates or provide discounts to certain private and government purchasers or government programs in connection with our products when dispensed to patients of the purchasers or beneficiaries of the programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently.  We may also have reimbursement obligations or be subject to penalties if we fail to provide timely and accurate information to the government, pay the correct rebates or offer the correct discounted pricing. Changes to the price reporting or rebate requirements of these programs would affect our obligations to pay rebates or offer discounts. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

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

•

federal healthcare program anti-kickback law, which prohibit, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

•

federal anti-kickback prohibition known as Eliminating Kickbacks in Recovery Act or EKRA, enacted in 2018, which prohibits certain payments related to referrals of patients to certain providers (recovery homes, clinical treatment facilities and laboratories) and applies to services reimbursed by private health plans as well as government health care programs;

•

federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, collectively, HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

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

•

the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians, certain non-physician practitioners and teaching hospitals to the federal government for re-disclosure to the public; and

•

state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state laws regulating interactions between pharmaceutical manufactures and healthcare providers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

Risks Related to Our Business

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

•

Travel and access restrictions. Travel restrictions and hospital limitations or denials of access for non-patients have impacted the ability of our direct sales team and clinical educators in the U.S. to access physicians and clinicians in order to educate them about NUZYRA, impacting the ramp and growth of the NUZYRA launch. Travel restrictions have also complicated and delayed our ability to qualify and retain new suppliers or audit our existing suppliers, which might have a negative impact on our quality management system and our product quality in the future.

•

Work from home limitations. We have asked all office-based employees to work from home, which could impact our ability to effectively plan, execute, communicate and maintain our corporate culture.  The increase in working remotely could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions.

•

Clinical studies. Site activation and study conduct may be delayed due to resource limitations within the healthcare system as they are focused on the COVID-19 pandemic.  In addition, enrollment in clinical trials may be slower due to concerns over exposure and travel limitations.  Therefore, we may be required to delay future clinical studies as a direct or indirect result of the COVID-19 pandemic.

•

FDA review and BARDA procurement. As a result of the COVID-19 pandemic, there may be interruptions or delays in the operations of the FDA or other health authorities, which could result in delays of reviews and approvals of our product candidates. For example, the timing of the FDA’s review of, and comment on, the pre-emergency use authorization, or EUA, for NUZYRA that is required for BARDA to proceed with its initial NUZYRA procurement for the SNS under our BARDA contract has taken longer than we had initially anticipated. We submitted our EUA application to the FDA in February 2020 but did not receive any questions from the FDA as part of its initial review process until the end of June 2020. We provided data in response to the FDA’s single initial question in November 2020. On March 2, 2021, we received feedback from the FDA with a recommendation to consider an additional in vitro model to further characterize the optimal pharmacokinetic parameters for pulmonary anthrax as part of the development program. We are in discussions with BARDA to align on the best approach to integrating the FDA recommendation into the development program.  BARDA is working with FDA to satisfy BARDA’s requirement that the status of the current pre-EUA will enable them to initiate the first procurement into the SNS.   Once the initial procurement is completed, the timing of future procurements is not expected to be impacted. While we believe that we have satisfied our contractual obligations to initiate our first procurement with BARDA, it is difficult to predict how long the FDA will take to complete its further review. We believe the FDA understands the importance of an efficient and timely review to enable BARDA to proceed with its initial NUZYRA procurement during the first half of 2021. However, the COVID-19 pandemic, additional questions from the FDA or other adverse events may directly or indirectly result in further delays.

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

The majority of our time, resources and effort are focused on the commercialization of NUZYRA, the success of which depends on, among other things, our ability to:

•	secure sufficient starting materials and maintain commercial manufacturing arrangements with third-party manufacturers;
•	produce, through a validated process, sufficient quantities and inventory of NUZYRA to meet demand;
•	build and maintain internal sales, distribution and marketing capabilities sufficient to generate commercial sales of NUZYRA, including in the community setting;
•	secure widespread acceptance of our product from physicians, healthcare payors, patients and the medical community;
•	properly price and obtain coverage and adequate reimbursement of NUZYRA by governmental authorities, private health insurers, managed care organizations and other third-party payors;
•	maintain compliance with ongoing FDA labeling, packaging, storage, advertising, promotion, recordkeeping, safety and other PMRs;
•	manage our costs and expenses commensurate with NUZYRA’s projected growth; and
•

establish and maintain collaborations with third parties for the commercialization of NUZYRA in countries outside of the U.S., such as our existing collaboration with Zai to develop, manufacture and commercialize omadacycline in the Zai territory, and such collaborators’ ability to obtain regulatory and reimbursement approvals in such countries.

There are no guarantees that we will be successful in completing these tasks. In addition, we will need to continue investing substantial financial and management resources to build out our commercial infrastructure and to recruit and train sufficient additional qualified marketing, sales and other personnel in support of our sales of NUZYRA.

If BARDA were to eliminate, reduce, or delay funding for our contract, we would experience a negative impact on our programs associated with such funding and perhaps on our ability to maintain the infrastructure necessary to maximize our NUZYRA commercial opportunity.

On December 18, 2019, we entered into a contract with BARDA to support the development of NUZYRA for the treatment of pulmonary anthrax and the fulfillment of FDA PMRs associated with NUZRYA’s initial approval. The BARDA contract also includes an option for BARDA to procure up to 10,000 treatment courses of NUZYRA for the SNS for use against potential biothreats. On March 2, 2021, we received feedback from the FDA with a recommendation to consider an additional in vitro model to further characterize the optimal pharmacokinetic parameters for pulmonary anthrax as part of the development program. We are in discussions with BARDA to align on the best approach to integrating the FDA recommendation into the development program.  BARDA is working with FDA to satisfy BARDA’s requirement that the status of the current pre-EUA will enable them to initiate the first procurement into the SNS.   Once the initial procurement is completed, the timing of future procurements is not expected to be impacted.  If BARDA were to eliminate, reduce, or materially delay funding for these programs, including with respect to the procurements under the BARDA contract, or prohibit reimbursement of some of our incurred costs, we would have to seek additional funding to continue development of NUZYRA for the treatment of anthrax or significantly decrease or cease the product’s development for that indication. Moreover, a loss of BARDA funding could jeopardize our ability to maximize NUZYRA’s commercial potential, and to fulfill NUZYRA’s FDA PMRs in a timely manner.

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

Sales of NUZYRA and SEYSARA are dependent on several factors including our and our partners’ ability to educate and increase physician awareness of the benefits, safety and cost-effectiveness of NUZYRA and SEYSARA relative to competing therapies. The degree of market acceptance of NUZYRA and SEYSARA among physicians, patients, healthcare payors and the medical community depends on a number of factors, including:

•	acceptable evidence of safety and efficacy;
•	relative convenience and ease of administration;
•	prevalence and severity of any adverse side effects as a result of treatment with NUZYRA and SEYSARA;
•	availability of alternative treatments;
•	pricing, cost effectiveness and value propositions;
•	effectiveness of our sales and marketing capability and strategies, especially during the restrictions resulting from COVID-19 on our commercial, medical and manufacturing teams;
•

complications or barriers that inhibit our commercial team from reaching the appropriate audience to promote our product(s) because of the spread of COVID-19 or any outbreak of other contagious diseases;

•	ability to obtain sufficient third-party coverage and reimbursement;
•	the clinical indications for which NUZYRA and SEYSARA are approved, as well as changes in the standard of care for their targeted indications;
•	the continuing effectiveness of our manufacturing and supply chain;
•	warnings and limitations contained in the approved labeling for NUZYRA and SEYSARA, including that efficacy of SEYSARA beyond 12 weeks and safety beyond 12 months have not been established;
•	safety concerns with similar products marketed by others;
•	our ability to comply with FDA PMRs associated with the FDA approval of NUZYRA, including conducting and completing post-marketing studies; and
•	the actual market-size for NUZYRA and SEYSARA, which may be larger or smaller than expected.

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

The life sciences industry is highly competitive and subject to rapid and significant technological change, including but not limited to with respect to innovations related to diagnostic devices. NUZYRA and SEYSARA do or will compete with other drugs and therapies that currently exist or are being developed. Products that we may develop in the future are also likely to face competition from other drugs and therapies, some of which we may not currently be aware. We have competitors both in the U.S. and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, generic manufacturing companies, universities and other research institutions. In addition, universities and private and public research institutes may become active in our target indications, and smaller or early-stage companies may enter collaborative arrangements with large, established companies. Many of our competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research, development and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds to in-license novel compounds or develop technologies that could make the product candidates that we develop obsolete or less competitive. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or regulatory approvals or discovering, developing and commercializing competing technologies before we do so for any of our product candidates.

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

NUZYRA competes with other antibiotics in the serious bacterial skin infection market. These include, but are not limited to, vancomycin, marketed as a generic by Abbott Laboratories and others; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; daptomycin, marketed as Cubicin by Merck Pharmaceuticals, Inc. and available as a generic; dalbavancin, marketed as Dalvance by Abbvie; tedizolid, marketed as Sivextro by Nabriva Therapeutics.; oritavancin, marketed as Orbactiv and delafloxacin marketed as Baxdela by Melinta Therapeutics, Inc.; quinupristin/dalfopristin, marketed as Synercid by Pfizer, Inc.; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; telavancin, marketed as Vibativ by Cumberland Therapeutics Inc.; ceftaroline, marketed as Teflaro by Abbvie; and generic trimethoprim/sulfamethoxazole and clindamycin.

NUZYRA also competes with other antibiotics in the community-acquired pneumonia market. These include azithromycin, marketed as Zithromax and Z-PAK by Pfizer Inc. and available as a generic; clarithromycin, marketed as Biaxin by Abbott Laboratories and available as a generic; moxifloxacin, marketed as Avelox by Bayer AG and available as a generic; levofloxacin, marketed as Levaquin by Johnson & Johnson and available as a generic; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; ceftriaxone, marketed as Rocephin by F. Hoffman-La Roche Ltd and available as a generic; and ceftaroline, marketed as Teflaro by Abbvie, delafloxacin marketed as Baxdela by Melinta Therapeutics Inc; lefamulin marketed as Xenleta by Nabriva Therapeutics. We are also aware of various drugs that are or may eventually be under development for the treatment of CABP, including, but not limited to, GSK2140944, under development by GSK and nemanoxacin, under development by TaiGen Biotechnology.

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

We rely and will continue to rely on outsourcing arrangements for manufacturing of NUZYRA and any future product candidates, which could impair the commercialization of NUZYRA or delay approval of any future product candidates.

We do not currently own or operate manufacturing facilities for the production of NUZYRA or any other product candidate, nor do we currently intend to do so in the future. We currently depend on third-party contract manufacturers for the supply of the active pharmaceutical ingredients for NUZYRA. We have entered into certain long-term manufacturing and supply agreements, including agreements for the (i) supply of starting materials for crude omadacycline, (ii) supply of active pharmaceutical ingredient for our omadacycline products, (iii) manufacture and supply of omadacycline oral solid dosage tablets and omadacycline in injectable form, (iv) primary packing, labelling, storage and related services for omadacycline oral solid dosage tablets and injectable omadacycline in vials, and (v) distribution and logistics services. We are currently in discussions with several third-party manufacturers and may enter into additional long-term supply agreements with them. We may not be able to reach agreement with some of these contract manufacturers, or to identify and reach arrangement on satisfactory terms with other contract manufacturers, to manufacture NUZYRA or any future product candidates. Additionally, we anticipate that the facilities used by any contract manufacturer to manufacture NUZYRA or any future product candidates will be the subject of inspections by regulatory agencies before the FDA and other regulatory authorities that approve an NDA or marketing authorization for the product candidate manufactured at that facility. We will depend on these third-party manufacturing partners for compliance with the FDA’s manufacturing requirements for finished products. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA and other regulatory authorities’ cGMP requirements, any future product candidates may not be approved or, in the case of NUZYRA, may be subject to delays in release and/or product recalls. While third-party manufacturers of NUZYRA have previously passed FDA and other regulatory agency inspections, we cannot provide assurance that they will pass such inspections in the future.

Furthermore, any interruption of the development or operation of the manufacturing facilities due to, among other reasons, the COVID-19 pandemic or events such as order delays for equipment or materials, equipment malfunction, quality control and quality assurance issues, regulatory delays, or  and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of a facility or business or failure or damage to a facility by natural disasters or pandemics, could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available NUZYRA, other product candidates or materials. To date we maintain a supply chain structure that has allowed us to avoid material disruptions by the COVID-19 pandemic. However, the future impact of this outbreak is highly uncertain and cannot be predicted. If the COVID-19 pandemic affects the producers of certain materials or if the duration of the disruption is longer than anticipated, our business and financial performance could be adversely affected.

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

Our current and anticipated future dependence upon others for manufacturing may adversely affect our future profit margins and our ability to commercialize on a timely and competitive basis NUZYRA or any future product candidates that receive marketing approval.

The success of our business may be dependent on the actions of our collaborative partners.

An element of our business and funding strategy is to enter into collaborative arrangements with established pharmaceutical and biotechnology companies who will finance or otherwise assist in the development, manufacture and marketing of products incorporating our technology, and who also provide us with funding in the form of milestone payments for progress in clinical development or regulatory approval. For example, we exclusively license rights to sarecycline for the treatment of acne in the U.S. to Almirall, and Almirall is responsible for all clinical development, registration and commercialization in the U.S. of sarecycline for the treatment of acne. In addition, Almirall has an exclusive license to develop and commercialize sarecycline (i) for the treatment of acne in the greater China region and (ii) for the treatment of rosacea in the U.S., which converted to a non-exclusive license in December 2014 after Allergan did not exercise its development option with respect to rosacea. Additionally, we are party to the Zai Collaboration Agreement, pursuant to which we granted Zai an exclusive license to develop, manufacture and commercialize omadacycline in the Zai territory for all human therapeutic and preventative uses other than biodefense. Zai is responsible for the development, manufacturing and commercialization of the licensed product in the Zai territory, at its sole cost with certain assistance from Paratek.

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

In addition, we face significant competition in seeking appropriate collaborators. Whether or not we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside of the U.S., the potential market for the product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the patent position protecting the product candidate, the potential of competing products, the need to seek licenses or sub-licenses to third-party intellectual property and industry and market conditions generally

To the extent that we are not able to develop and maintain collaborative arrangements, we would need substantial additional capital to undertake research, development and commercialization activities on our own, we may be forced to limit the number of our product candidates we can commercially develop or the territories in which we commercialize them, and we might fail to commercialize products or programs for which a suitable collaborator cannot be found.

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
•

a delay in the development timeline for omadacycline in the Zai territory would result in a potential loss of milestone payments and future royalties (if any) from the partnership under the Zai Collaboration Agreement; and

•

if the exclusive rights to sarecycline in the U.S. or the greater China region are returned to us by Almirall, or the rights to omadacycline in the Zai territory returned to us by Zai, we will need to establish a new development and commercialization partnership to further sarecycline in the U.S. and greater China region or omadacycline in the Zai territory. There can be no assurance that we would be able to find such a partner.

We are continuing to build our sales and distribution infrastructure. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing NUZYRA or any future product candidates to their full potential.

We are currently building sales force and distribution capabilities within our organization, including a community-based sales force, subsequent to the termination of our arrangement with a third party to provide a contract field sales force. We are in the process of establishing a sales and marketing organization with technical expertise and supporting distribution capabilities to successfully commercialize NUZYRA, which can be expensive and time consuming. In addition, we may not be able to hire a sales force in the U.S. that is large enough or has adequate expertise in the medical markets that we intend to target. Any failure or delay in the development of our sales, marketing and distribution capabilities would adversely impact the commercialization of NUZYRA.

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

We will need to commit significant time and financial and managerial resources to maintain and further develop our sales and marketing organization to ensure they have the technical expertise required to address any challenges we may face with the commercialization of NUZYRA.

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
•

complications or barriers that inhibit our commercial team from reaching the appropriate audience to promote our product(s) because of the spread of COVID-19 or any outbreak of other contagious diseases.

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

We rely on third parties to commercially distribute NUZYRA to patients. We have contracted with a third-party logistics company to warehouse NUZYRA and to process and ship customer orders and have negotiated contracts with specialty pharmacies and specialty distributors to sell and distribute NUZYRA. The specialty pharmacies sell NUZYRA directly to patients and provide patient education and ongoing management. The specialty distributors sell NUZYRA to hospitals and other large buying institutions. We have also contracted with a third-party patient services hub to help us with some or all of the following: benefits investigation and reimbursement adjudication support, patient assistance programs and ongoing compliance support. This distribution network requires significant coordination with our sales and marketing and finance organizations. In addition, failure to coordinate financial systems could negatively impact our ability to accurately report product revenue from NUZYRA. If we are unable to effectively manage the distribution process, sales of NUZYRA, as well as any future products we may commercialize, sales could be delayed or severely compromised and our results of operations may be harmed.

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

We expect to depend on independent clinical investigators and CROs to participate in and conduct our clinical trials, including our ongoing PK studies for omadacycline in oral only CABP, omadacycline for the treatment of NTM, and any PMRs with the FDA. There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our or our partners’ development programs. These investigators and CROs will not be our employees, and we will not be able to control, other than by contract, the amount of resources, including time, that they devote to our product candidates and clinical trials. If independent investigators fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we and our partners develop. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Further, the FDA requires that we and our partners comply with standards, commonly referred to as current Good Clinical Practices, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, safety, integrity and confidentiality of clinical trial subjects are protected. Failure of clinical investigators or CROs to meet their obligations to us or comply with current Good Clinical Practices could adversely affect the clinical development of our product candidates and harm our business.

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

As of February 28, 2021, we had 196 full-time employees. We expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations that may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to successfully commercialize NUZYRA, develop any future product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

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

The Notes are our general, unsecured, senior subordinated obligations and rank equally in right of payment with all of our future unsecured, senior subordinated indebtedness; senior to all of our future subordinated indebtedness; junior to all of our existing and future senior indebtedness, whether or not secured; effectively subordinated to all of our secured indebtedness; and structurally junior to the liabilities, including trade payables, of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims senior to the Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. The indenture governing the Notes does not prohibit us from incurring additional senior debt or secured debt, nor does it prohibit any of our subsidiaries from incurring additional liabilities.

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

Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor. In addition, our ability to repurchase the Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness that exist at the time of the repurchase. Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing the Notes would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes.

We may fail to pay any cash amount upon repurchase of the Notes.

Our failure to repurchase the Notes as required under the terms of the Notes would constitute a default under the indenture governing the Notes and permit holders of the Notes to accelerate our obligations under the Notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes.

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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. For example, the trading prices for our common stock and that of other biopharmaceutical companies have been highly volatile due to the COVID-19 pandemic, especially as a result of investor concerns and uncertainty related to the impact of the outbreak on the economies of countries worldwide. Such broad market fluctuations, as well as general economic, political and market conditions, may adversely affect the trading price of our common stock.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2020, approximately 1.5 million shares of common stock are held by our directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act. In addition, approximately 1.7 million shares of common stock that are subject to outstanding options and restricted stock units as of December 31, 2020 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rule 144 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our common stock. As of December 31, 2020, we had research coverage by five securities analysts. If the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research regarding us or our business model, technology or stock performance, the trading price of our common stock would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of the trading price of our common stock.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain disclosure controls and procedures and internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place, as well as maintaining these controls and procedures, is a costly and time-consuming effort that needs to be re-evaluated frequently. Section 404 of the Sarbanes-Oxley Act, or Section 404, requires that we annually evaluate our internal control over financial reporting to enable management to report on the effectiveness of those controls. In connection with the Section 404 requirements, we test our internal controls and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas for further attention or improvement.

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

General Risk Factors

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

Our and our partners’ business may become subject to economic, political, regulatory, and other risks associated with international operations.

Our business is subject to risks associated with conducting business internationally, in part due to a number of our suppliers and collaborative and clinical trial relationships being located outside of the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

•	economic weakness, including inflation or political instability, in particular foreign economies and markets;
•	differing regulatory requirements for drug approvals, as well as product pricing and reimbursement, in foreign countries;
•	potentially reduced protection for intellectual property rights;
•	difficulties in compliance with non-U.S. laws and regulations;
•	changes in non-U.S. regulations and customs, tariffs and trade barriers;
•	changes in non-U.S. currency exchange rates and currency controls;
•	changes in a specific country’s or region’s political or economic environment;
•	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;
•	negative consequences from changes in tax laws;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	workforce uncertainty in countries where labor unrest is more common than in the U.S;
•	difficulties associated with staffing and managing foreign operations, including differing labor relations;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•

business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods and fires and pandemics such as the COVID-19 pandemic.

These risks may materially adversely affect our ability to attain or sustain profitable operations.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Our research and development involves the use of potentially hazardous materials and chemicals. Our operations may have produced hazardous waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by local, state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. We are also subject to numerous environmental, health and workplace safety laws and regulations and fire and building codes, including those governing laboratory procedures, exposure to blood-borne pathogens, use and storage of flammable agents and the handling of biohazardous materials. Although we have always maintained workers’ compensation insurance as prescribed by the Commonwealths of Massachusetts and Pennsylvania to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state, and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

We enter into various contracts in the normal course of our business in which we indemnify the other party to the contract. In the event we have to perform under these indemnification provisions, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Should our obligation under an indemnification provision exceed applicable insurance coverage or if we were denied insurance coverage, our business, financial condition, and results of operations could be adversely affected. Similarly, if we are relying on a collaborator to indemnify us and the collaborator is denied insurance coverage or does not have assets available to indemnify us, our business, financial condition, and results of operations could be adversely affected.

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

Our headquarters are located in Boston, Massachusetts, where we occupy approximately 12,000 square feet of office space under a lease that expires in August 2021. We also rent approximately 19,000 square feet of office space in King of Prussia, Pennsylvania on a monthly basis under a lease that expires in 2024.

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

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “PRTK.” As of February 26, 2021, there were 80 holders of record of our common stock.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during 2020 that were not registered under the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the SEC under which exemption from registration was claimed.

On August 5, 2020, we entered into the First Amendment to the A&R Hercules Loan Agreement (as defined below), or the First Amendment. In connection with the First Amendment, we issued to Hercules Capital, Inc. a warrant to purchase our common stock, or the First Amendment Warrant. The First Amendment Warrant is exercisable for a minimum of up to 407,239 shares of our common stock at an exercise price of $4.42 per share. The First Amendment Warrant’s total relative fair value of $1.1 million was determined using a Black-Scholes option-pricing model, as described in Note 12, Common Stock, in the accompanying notes to the consolidated financial statements, and was included as a discount to the Term Loan, as defined in Note 16, Long-Term Debt. The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividends payments. The First Amendment Warrant is exercisable at any time until the earlier of seven years from issuance and the consummation of a Public Acquisition, as defined in the First Amendment Warrant agreement and will be exercised automatically on a net issuance basis if not exercised prior to the termination date and if the then-current fair market value of one share of common stock is greater than the exercise price then in effect.

No underwriters were involved in the foregoing sale of securities. The First Amendment Warrant was issued to Hercules Capital, Inc. in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2), relative to transactions by an issuer not involving any public offering. Hercules Capital, Inc. represented to us in connection with its purchases that it was an “accredited investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act and was acquiring the securities for its own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. Hercules Capital, Inc. received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

Securities authorized for issuance under equity compensation plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by stockholders (1)	5,217,102	(2)	$3.71	(3)	1,946,208	(4)
Equity compensation plans not approved by stockholders	641,767	(5)	10.81	(6)	735,233	(7)
Total	5,858,869		$4.49		2,681,441

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

(2)	Includes 1,482,275 shares relating to outstanding options, 3,255,825 shares relating to restricted stock units and 479,002 warrants outstanding.
(3)	Represents the weighted-average exercise price of outstanding options, warrants and rights.
(4)

Includes 606,816 shares available under the 2009 and 2018 Employee Stock Purchase Plans. All shares cancelled or forfeited during the years ended December 31, 2020 and 2019 under the 2006 and 2014 Plans became available for grant under the 2015 Plan. The 2006 Plan terminated on July 2, 2020.

(5)	Includes 504,167 shares relating to outstanding options and 137,600 shares relating to restricted stock units under the 2015 Inducement Plan and the 2017 Inducement Plan.
(6)	Represents the weighted-average exercise price of outstanding options and rights.
(7)	Includes 306,500 shares that remain available for grant under the 2015 Inducement Plan that the Company does not currently anticipate issuing.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during 2020.

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
		(in thousands, except per share and data)
Consolidated Statements of Operations Data:
Revenue	$46,924	$16,544	$17,117	$12,616	$29
Operating expenses:
Cost of product revenue	8,651	3,484	—	—	—
Research and development	23,922	39,554	57,508	60,072	83,460
General and administrative	89,855	89,135	63,658	36,965	26,400
Impairment of intangible assets	—	—	107	743	—
Change in fair value of contingent consideration	—	—	(71)	(584)	(345)
Total operating expenses	122,428	132,173	121,202	97,196	109,515
Loss from operations	(75,504)	(115,629)	(104,085)	(84,580)	(109,486)
Non-operating other expense, net	(21,037)	(12,860)	(7,769)	(3,736)	(2,150)
Net loss before provision for income taxes	(96,541)	(128,489)	(111,854)	(88,316)	(111,636)
Provision for income taxes	—	301	502	753	—
Net loss attributable to common stockholders	$(96,541)	$(128,790)	$(112,356)	$(89,069)	$(111,636)
Net loss per share, basic and diluted	$(2.19)	$(3.93)	$(3.57)	$(3.32)	$(5.51)
Weighted average common shares outstanding, basic and diluted	44,174,765	32,791,934	31,513,454	26,827,253	20,253,082

	As of December 31,
	2020	2019
Selected Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$125,162	$215,379
Total assets	176,853	251,079
Working capital	140,164	219,154
Current liabilities	23,953	24,200
Long-term debt	250,474	260,728
Common stock and additional paid-in capital	705,535	671,537
Accumulated deficit	(807,799)	(711,258)
Total stockholders’ deficit	(102,260)	(39,647)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In December 2019, we entered into a five-year contract with an option to extend to ten years with the Biomedical Advanced Research and Development Authority, or BARDA, a division of the U.S. Department of Health and Human Services, or HHS, Office of the Assistant Secretary for Preparedness and Response, or ASPR, herein referred to as the BARDA contract. The BARDA contract supports the development of NUZYRA for the treatment of pulmonary anthrax, FDA post-marketing requirements, or PMRs, associated with the initial NUZYRA approval, and an option for BARDA to procure up to 10,000 treatment courses of NUZYRA for the Strategic National Stockpile, or SNS, for use against potential biothreats.  Under the terms of the BARDA contract, we have been awarded initial funding of approximately $59.4 million for the development of NUZYRA for the treatment of pulmonary anthrax and the purchase of an initial 2,500 treatment courses of NUZYRA to add to the current SNS. BARDA has also exercised two options that awarded additional funding including approximately $76.8 million for existing FDA PMRs that began in April 2020 and approximately $20.4 million for manufacturing-related requirements that also began in April 2020. Remaining option funding includes the potential for approximately $12.7 million to support the development of NUZYRA for the prophylaxis of anthrax and a maximum of approximately $115.3 million to provide for three additional purchases of NUZYRA for the SNS, each of which will be triggered at BARDA’s discretion upon us demonstrating continued progress in the anthrax development program.

We have made significant progress in the pulmonary anthrax development program under the BARDA contract.  A pharmacokinetic, or PK, study in rabbits was recently completed, which will lead into the pilot efficacy studies in this species.  In addition, we have evaluated minimum inhibitory concentrations, or MICs, of omadacycline against approximately 100 anthrax strains.  Omadacycline continued to demonstrate potent MICs and is considered effective against all bacteria tested. The collection of isolates had a strain resistant to doxycycline and a strain resistant to ciprofloxacin, the two antibiotics currently in the SNS after approval for the treatment of anthrax many years ago.  Omadacycline activity was not impacted in either of those resistant strains.

Together with BARDA, we continue to make progress advancing our efforts to onshore the manufacturing of NUZYRA to the U.S.  We have completed the knowledge transfer of our manufacturing process for the active pharmaceutical ingredient, or API, of omadacycline to our U.S. onshoring partners and are currently in the development stage of the initiative.  The process flow, equipment selection and facility modifications have been planned and process development and engineering are expected to be completed in 2021.  The manufacturing process validation will begin in early 2022, with the goal of commercial supply production in the U.S. by 2023.

On February 24, 2021, we announced that the initial NUZYRA procurement for the SNS under our contract with BARDA was expected to occur in the first half of 2021 and another procurement in the second half of 2021.  The initial procurement is contingent upon receipt of comments from the FDA on the pre-emergency use authorization, or pre-EUA, submitted in February 2020.  As part of the ongoing review, supplemental mouse pharmacokinetic data requested by the FDA was submitted in November 2020.  On March 2, 2021, we received feedback from the FDA with a recommendation to consider an additional in vitro model to further characterize the optimal pharmacokinetic parameters for pulmonary anthrax as part of the development program. We are in discussions with BARDA to align on the best approach to integrating the FDA recommendation into the development program.  BARDA is working with FDA to satisfy BARDA’s requirement that the status of the current pre-EUA will enable them to initiate the first procurement into the SNS.  Once the initial procurement is completed, the timing of future procurements is not expected to be impacted.

We also continue to pursue a number of other opportunities for NUZYRA.  The first of these is the filing with the FDA of a supplemental new drug application, or sNDA, for the oral-only loading dose regimen for patients diagnosed with CABP.  The sNDA includes the results of a study designed with agreement from the FDA to show that an oral-only loading dose regimen will have a comparable pharmacokinetic profile to the approved IV loading dose regimen in patients with CABP that was established in the Phase 3 registration study.  Enrollment in this study was stopped early in 2020 due to COVID-19 restrictions at the clinical centers.  Data obtained from the study was reviewed and determined to support the submission of the sNDA in July 2020.  We believe consideration for this oral-only loading dose regimen is expected during the second quarter of 2021.

We have initiated discussions with the FDA to explore potential regulatory registration paths to determine the efficacy and safety of omadacycline in patients afflicted with non-tuberculous mycobacteria abscessus, or NTM, which are environmental organisms that can be found in soil, dust, and water, including natural and municipal water sources. Infection occurs when a person is exposed to NTM organisms.  NTM can form difficult-to-eliminate biofilms, which are collections of microorganisms that stick to each other, and adhere to surfaces in moist environments.  Although severe infection can affect the lymph nodes, skin, soft tissues, bones, and joints, the vast majority of NTM infection cases are pulmonary. The diagnosis of NTM infection is often delayed due to non-specific symptoms and a lack of disease state awareness by clinicians. NTM is a rare and orphan disease with no FDA-approved therapies, which we estimate has a potential $1.0 billion addressable market in the U.S.

Start-up activities for a Phase 2b clinical study for treatment of NTM with omadacycline are underway, with the initiation of patient enrollment planned for as early as the first half of 2021. This study is a placebo-controlled, randomized monotherapy study of NTM in patients who are not receiving other treatments.  Study size will be approximately 75 subjects randomized in a 1.5 to 1 ratio.  Therapy will last for 12 weeks with an efficacy endpoint assessment at that timepoint.  Due to the small numbers of patients with this rare disease, we expect this study will complete enrollment within approximately two years from commencement.

Our data generation and medical affairs activities have progressed with the initiation of ten non-clinical and clinical studies in investigator-initiated research, or IIR, programs, and the publication of 19 omadacycline manuscripts that address the use of NUZYRA in special pathogens, populations or disease states that will further define its unique therapeutic profile. In parallel, real-world evidence from two ongoing observational studies and independent case series continue to be published in peer reviewed journals that describe the clinical features and outcomes of patients with challenging infections, particularly in NTM and osteomyelitis, that receive omadacycline as a therapeutic agent.

Data generation will continue to expand throughout 2021 with additional evidence from our IIR programs in areas such as diabetic foot and C. difficile infections. In addition, non-clinical research studying the activity of omadacycline alone and in combination in an osteomyelitis model in rats and studies in M. abscessus and Mycobacterium avium complex, or MAC, will build on the growing library of scientific data for NUZYRA.

To date, we have devoted a substantial amount of our resources to research and development efforts, including conducting clinical trials for omadacycline, protecting our intellectual property and providing selling, general and administrative support for these operations. We have historically financed our operations primarily through sales of our common stock, debt financings, strategic collaborations, and grant funding. We began generating revenue from product sales in February 2019.

We have incurred significant losses since our inception in 1996. Our accumulated deficit at December 31, 2020 was $807.8 million and our net loss for the year ended December 31, 2020 was $96.5 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and selling, general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue. We expect to continue to incur significant expenses and operating losses for the next several years.

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

To date, we and our partners have been able to continue to supply our products to our patients worldwide and currently do not anticipate any interruptions in supply for the foreseeable future. Regarding our clinical programs, enrollment in our study designed to show that an oral-only loading dose regimen will have a comparable pharmacokinetic profile to the approved IV loading dose regimen in patients with CABP that was established in the Phase 3 registration study was stopped early in 2021 due to COVID-19 restrictions at the clinical centers.  We continue to assess the potential impact of the COVID-19 pandemic on our business and operations, including our sales, expenses, supply chain and other clinical studies.

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

Our third-party contract manufacturing partners continue to operate their manufacturing facilities at or near normal levels. While we currently do not anticipate any interruptions in our supply chain, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our and/or our third-party suppliers’ and contract manufacturing partners' ability to manufacture our products or the products of our partners. The COVID-19 pandemic has prevented technical service, quality assurance and supply operations personnel from traveling to our third-party contract manufacturing partners in Europe.

For additional information on the various risks posed by the COVID-19 pandemic, refer to Item 1A. Risk Factors and Item 3. Quantitative and Qualitative Disclosures About Market Risk included in this report.

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

Government Contract Service Revenue

Government contract service revenue is recognized when earned under our BARDA contract and represents the reimbursement by BARDA of costs incurred by us for work performed to develop NUZYRA for the treatment of pulmonary anthrax plus a small fixed administrative fee. Refer to Note 5, Government Contract Revenue in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion of the BARDA contract and related revenue recognition.

Government Contract Grant Revenue

The allocated consideration of government contract grant revenue is recognized when earned under our BARDA contract and represents the reimbursement by BARDA of costs incurred by us for FDA post-marketing requirements, or PMRs, associated with the approval of NUZYRA, including CABP and pediatric studies, as well as a five-year post-marketing bacterial surveillance study. Refer to Note 5, Government Contract Revenue in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion of the BARDA contract and related revenue recognition.

Collaboration and Royalty Revenue

Collaboration and royalty revenue are recognized when revenue earned under our collaboration and license agreements. Refer to Note 6, License and Collaboration Agreements in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion of the collaboration agreements and the related revenue recognition.

Cost of Product Revenue

Cost of product revenue represents the cost of the product itself, labor and overhead, and any reserve for excess or obsolete inventory, as well as stability studies, inventory scrap and royalty expense. Cost of product revenue also represents royalties owed on net sales of NUZYRA.

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

Research and development expenses also include gross reimbursable costs incurred related to research and development services performed for the treatment of pulmonary anthrax, services performed for U.S. manufacturing onshoring and security requirements, and services performed for FDA PMRs under the BARDA contract.

Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites.

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our products or product candidates for which we or any partner obtain regulatory approval, such as NUZYRA and SEYSARA. Aside from the FDA approval of NUZYRA and SEYSARA in the U.S., we or our partners may never succeed in achieving other regulatory approvals for NUZYRA, or any of our other product candidates. The duration, costs and timing of clinical trials and development of our product candidates depend on a variety of factors, including:

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

We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our research and development expenses for omadacycline and other projects during the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Omadacycline	$13,992	$24,397
Other research and development costs	9,930	15,157
Total	$23,922	$39,554

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

Interest Expense

Interest expense represents interest incurred on the Notes (as defined below), the A&R Hercules Loan Agreement, and the Royalty-Backed Loan Agreement (as defined below) as well as the adjustment of our marketable securities to amortized cost.

Loss on extinguishment of debt

Loss on extinguishment of debt represents the difference between the reacquisition price and the net carrying amount of the A&R Hercules Loan Agreement, which included any unamortized debt discount and issuance costs, recognized upon termination.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019
Product revenue, net	$38,753	$11,517
Government contract service revenue	3,299	—
Government contract grant revenue	3,407	—
Collaboration and royalty revenue	1,465	5,027
Net revenue	46,924	16,544
Expenses:
Cost of product revenue	8,651	3,484
Research and development	23,922	39,554
Selling, general and administrative	89,855	89,135
Total operating expenses	122,428	132,173
Loss from operations	(75,504)	(115,629)
Other income and expenses:
Interest income	1,515	3,574
Interest expense	(20,240)	(16,403)
Loss on extinguishment of debt	(2,368)	—
Other gains (losses), net	56	(31)
Net loss before provision for income taxes	(96,541)	(128,489)
Provision for income taxes	—	301
Net loss	$(96,541)	$(128,790)

Product Revenue, Net

Net product revenue recognized on sales of NUZYRA in the U.S. was $38.8 million and $11.5 million for the years ended December 31, 2020 and December 31, 2019, respectively. The increase in net product revenue is primarily the result of an increase in sales volume due to higher customer demand.

Government Contract Service Revenue

Government contract service revenue earned under our BARDA contract was $3.3 million during the year ended December 31, 2020. No such government contract service revenue was earned during the year ended December 31, 2019 as the BARDA contract was executed in December 2019.

Government Contract Grant Revenue

Government contract grant revenue earned under our BARDA contract was $3.4 million during the year ended December 31, 2020. No such government contract grant revenue was earned during the year ended December 31, 2019 as the BARDA contract was executed in December 2019.

Collaboration and Royalty Revenue

Collaboration and royalty revenue were $1.5 million and $5.0 million for the years ended December 31, 2020 and December 31, 2019, respectively.

Collaboration and royalty revenue for the year ended December 31, 2020 was comprised of $1.3 million of royalty revenues earned on sales of SEYSARA in the U.S. by Almirall under the Almirall Collaboration Agreement (as defined below), and $0.2 million of royalty revenues earned on sales of XERAVA in the U.S. by Tetraphase Pharmaceuticals, Inc. under the Tetraphase License Agreement (as defined below). Fourth quarter royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third-party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenue will be adjusted in the period in which they become known, which is expected to be the following quarter.

Collaboration and royalty revenue for the year ended December 31, 2019 was comprised of a $3.0 million milestone payment earned under the Zai Collaboration Agreement (as defined below), upon submission of the first regulatory approval application for a licensed product in the People’s Republic of China in December 2019, $1.9 million of royalty revenues earned on sales of SEYSARA in the U.S. by Almirall under the Almirall Collaboration Agreement (as defined below), and $0.1 million of royalty revenues earned on sales of XERAVA in the U.S. by Tetraphase under the Tetraphase License Agreement. Fourth quarter royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third party data and an approximation of discounts and allowances to calculate net product sales, to which we then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenue will be adjusted for in the period in which they become known, which is expected to be the following quarter.

Cost of Product Revenue

Cost of product revenue was $8.7 million for the year ended December 31, 2020, compared to $3.5 million for the year ended December 31, 2019. The $5.2 million increase is primarily the result of an increase in NUZYRA product sales, NUZYRA sample program shipments, royalties owed on net sales of NUZYRA, and certain period costs.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of NUZYRA units recognized as revenue during years ended December 31, 2020 and December 31, 2019 were expensed prior to FDA approval in October 2018, and therefore are not included in cost of product revenue during the periods.  We expect cost of product revenue to increase in absolute dollars as product revenue increases.

Research and Development Expense

Research and development expenses were $23.9 million for the year ended December 31, 2020, compared to $39.6 million for the year ended December 31, 2019. The $15.7 million decrease is primarily the result of lower personnel-related costs and lower clinical study costs associated with completion of our Phase 2 UTI program in 2019, partially offset by an increase in costs incurred under the BARDA contract and third-party manufacturing scale-up costs.

We anticipate an increase in research and development expenses in future periods as we continue development of NUZYRA for the treatment of pulmonary anthrax, continue the work on our FDA PMRs, and continue the onshoring of our manufacturing process, the majority of which is reimbursable under the BARDA contract.  We will also incur additional spend as we continue exploring pathways for NTM indications.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $89.9 million for the year ended December 31, 2020, compared to $89.1 million for the year ended December 31, 2019.  The $0.8 million increase is primarily the result of an increase in costs to outsource our contract sales organization, higher product distribution fees, and additional investigator-initiated research grants offset by lower marketing, market research and promotional program costs, personnel-related costs, and travel, entertainment, and other operating expenses.

We anticipate an increase in selling, general and administrative expenses in support of our expansion into the community setting and other commercial activities, as well as the continued costs of operating as a public company.  These increases will likely include costs related to the NUZYRA community expansion, travel, in-person training events and sales meetings, the hiring of additional personnel, executing marketing and promotional programs, and engaging consultants, legal and other professional fees, and other operating expenses.

Other Income and Expenses

Interest expense for the year ended December 31, 2020 represents interest incurred on the Notes of $8.8 million, the A&R Hercules Loan Agreement of $7.3 million, the Royalty-Backed Loan Agreement of $4.0 million and interest expense related to our money market funds and marketable securities of $0.1 million. Interest income for the year ended December 31, 2020 represents interest earned on our money market funds and marketable securities of $1.5 million.

Interest expense for the year ended December 31, 2019 represents interest incurred on the Notes of $8.7 million, the A&R Hercules Loan Agreement of $6.8 million, and the Royalty-Backed Loan Agreement of $2.7 million, partially offset by the net accretion of our marketable securities of $1.8 million. Interest income for the year ended December 31, 2019 represents interest earned on our money market funds and marketable securities of $3.6 million.

Loss on extinguishment of debt

On December 31, 2020, we used the proceeds from the sale of the Royalty Interest and Revenue Interest from the R-Bridge Loan Agreement (as defined below), together with cash on hand, to prepay in full all obligations outstanding under the A&R Hercules Loan Agreement. Repayment of all amounts outstanding under the A&R Hercules Loan Agreement qualified as an extinguishment of debt on the date the payment was made in satisfaction of all amounts due and we were unconditionally relieved of our obligations therein. The loss on extinguishment of debt of $2.4 million was calculated as the difference between the reacquisition price and the net carrying amount of the debt, which includes any unamortized debt discount and issuance costs.

Liquidity and Capital Resources

In July 2019, we entered into an At the Market Sales Agreement, or the 2019 Sales Agreement, with Jefferies LLC, or Jefferies, and BTIG, LLC, or BTIG, under which we were permitted to offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies and BTIG as our sales agents. Sales of our common stock through Jefferies and BTIG were to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on the Nasdaq Global Market or any other existing trading market for its common stock. Jefferies and BTIG, as applicable, were entitled to a commission of 3% of the gross sales proceeds of any common stock sold through Jefferies and BTIG under the 2019 Sales Agreement. During the year ended December 31, 2020, we sold 5,176,000 shares of our common stock pursuant to the 2019 Sales Agreement for $21.9 million in proceeds, after deducting commissions of $0.7 million, which fully utilized the 2019 Sales Agreement. Upon completion of the final sale of our shares of common stock available for sale under the 2019 Sales Agreement, that agreement was terminated.

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

On May 11, 2020, we filed a registration statement on Form S-3 with the SEC, as amended on June 19, 2020 and declared effective on July 9, 2020, to sell certain of our securities in an aggregate amount of up to $250.0 million. As of December 31, 2020, $250.0 million remains available on this shelf registration statement.

We have used and we intend to continue to use the net proceeds from the above offerings of our common stock and the Notes, as well as other current and retired long-term debt agreements, together with our existing capital resources and future NUZYRA product sales, government contract revenue and royalty revenue, to fund our ongoing company operations, including clinical studies of omadacycline, NUZYRA commercial operations, and for working capital and other general corporate purposes. Refer to Note 16, Long-Term Debt, for further details on our loan agreements, which include the Notes, the R-Bridge Loan Agreement and the Royalty-Backed Loan Agreement.

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $125.2 million.

The following table summarizes our cash provided by and (used in) operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(103,424)	$(134,045)
Net cash provided by (used in) investing activities	92,499	134,554
Net cash provided by financing activities	11,340	57,622

Net cash used in operating activities was $103.4 million for the year ended December 31, 2020, compared to $134.0 million for the year ended December 31, 2019. The change in net cash used in operating activities primarily consists of our net losses adjusted for non-cash items and changes in components of operating assets and liabilities as follows:

•

For the year ended December 31, 2020, a net loss of $96.5 million was adjusted for non-cash items including stock-based compensation expense of $10.2 million, non-cash interest expense of $1.5 million, and a loss on extinguishment of debt of $1.1 million, and a net decrease of $20.3 million due to changes in operating assets and liabilities. The significant items in the change in operating assets and liabilities include an increase in accounts receivable, other receivables, prepaid, and other current assets of $7.5 million and an increase in inventories of $11.8 million.

•

For the year ended December 31, 2019, a net loss of $128.8 million was adjusted for non-cash items including $14.3 million in stock-based compensation expense and $3.5 million of non-cash interest expense, offset by $1.3 million in net depreciation, amortization and accretion, and a net decrease of $21.7 million due to changes in operating assets and liability. The significant items in the change in operations assets and liabilities include an increase in accounts receivable, other receivables, prepaid, and other current assets of $11.5 million and an increase in inventories of $10.9 million.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2020 consists of $122.5 million in proceeds from maturities of marketable securities, offset by $29.6 million of investments in marketable securities (U.S. treasury securities) and $0.4 million in purchases of fixed assets.

Net cash provided by investing activities during the year ended December 31, 2019 consists of $237.0 million in proceeds from maturities of marketable securities, offset by $102.2 million of investments in marketable securities (U.S. treasury securities).

Financing Activities

Net cash provided by financing activities for 2020 includes the following:

•	$0.6 million in net proceeds raised through the 2018 ESPP (as defined below);
•	$0.2 million in proceeds from the exercise of stock options;
•	$21.9 million in net proceeds raised through the sale of shares of our common stock through the 2019 Sales Agreement; and
•	$58.7 million in net proceeds received from the R-Bridge Loan Agreement; offset by

•	$70.0 million in principal debt payments under the A&R Hercules Loan Agreement.

Net cash provided by financing activities for 2019 includes the following:

•	$0.5 million in net proceeds raised through the 2018 ESPP;
•	$30.6 million in net proceeds received from the Royalty-Backed Loan Agreement; and
•	$26.6 million in net proceeds raised through the sale of shares of our common stock through the 2019 Sales Agreement.

Future Funding Requirements

We began generating revenue from product sales when we launched NUZYRA in the U.S. in February 2019 and from royalties on net sales of SEYSARA in the U.S. when Almirall launched the product in January 2019. Our future funding requirements will depend on our ability to generate continued revenue from sales of NUZYRA, and our partner, Almirall’s, ability to generate continued revenue from sales of SEYSARA, with respect to which we are entitled to tiered royalties in the U.S. and flat royalties in the greater China region. We do not expect to generate any other revenue unless and until our omadacycline greater China region partner, Zai, and our SEYSARA greater China region partner, Almirall, obtains regulatory approval of and commercializes its respective product in the greater China region. Zai submitted the first regulatory approval application for a licensed product in the People’s Republic of China in December 2019, which was accepted by the China NMPA in February 2020 and, in April 2020, the NMPA granted priority review status for its application. We will require substantial additional funding to meet FDA PMRs for NUZYRA, which we expect to continue to be funded through the BARDA contract. Additional resources will also be needed to support and accelerate the commercialization of NUZYRA, fund the development of omadacycline in other indications, including NTM and pulmonary anthrax, and to advance the development of potential other product candidates, and such funding may not be available on favorable terms or at all. BARDA’s procurement of NUZYRA for the SNS will also be an important component to satisfying future funding requirements. While it is difficult to predict with certainty, on February 24, 2021, we announced that the initial NUZYRA procurement for the SNS under our contract with BARDA was expected to occur in the first half of 2021 and another procurement in the second half of 2021.  The initial procurement is contingent upon receipt of comments from the FDA on the pre-emergency use authorization, or pre-EUA, submitted in February 2020.  As part of the ongoing review, supplemental mouse pharmacokinetic data requested by the FDA was submitted in November 2020.  On March 2, 2021, we received feedback from the FDA with a recommendation to consider an additional in vitro model to further characterize the optimal pharmacokinetic parameters for pulmonary anthrax as part of the development program. We are in discussions with BARDA to align on the best approach to integrating the FDA recommendation into the development program.  BARDA is working with FDA to satisfy BARDA’s requirement that the status of the current pre-EUA will enable them to initiate the first procurement into the SNS.  Once the initial procurement is completed, the timing of future procurements is not expected to be impacted.

We expect to continue to incur significant expenditures and operating losses for the next several years as we:

•	conduct additional clinical trials of omadacycline;
•	seek regulatory approvals for additional indications for omadacycline, such as omadacycline for the treatment of NTM and pulmonary anthrax;
•	continue to augment our sales, marketing and distribution infrastructure to commercialize NUZYRA and increase our manufacturing capacity and capabilities to satisfy demand;
•	add personnel to support the business as we expand our commercial footprint and commercial footprint;
•	build product inventory; and
•	service and pay down our debt.

Based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities of $125.2 million as of December 31, 2020, will extend our cash runway through the end of 2023 with a pathway to cash flow break even.

We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our pharmaceutical products, especially given the constraints on in-person promotion of NUZYRA and reduced access to prescribers due to restrictions in access to hospitals during the COVID-19 pandemic, and the unknown extent to which we will maintain existing or enter into new collaborations with third parties to participate in the development and commercialization of our product and product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures that we will require to fund our continuing operations, including for our clinical development programs and commercialization efforts for NUZYRA. Our future capital requirements will depend on many factors, including:

•	the progress of clinical development of omadacycline in additional indications, including NTM and pulmonary anthrax;
•	the costs and timing of commercialization activities for NUZYRA;
•	product revenue received from commercial sales of NUZYRA;
•	royalty revenue received from commercial sales of SEYSARA by Almirall;
•	timing and amount of actual reimbursements and NUZYRA purchases under the BARDA contract;
•	the ability of Zai to develop, manufacture and commercialize omadacycline in the Zai territory;
•	the number and characteristics of other product candidates that we may pursue;
•	the scope, progress, timing, cost and results of research, preclinical development and clinical trials;
•	the costs, timing and outcome of seeking, obtaining, maintaining and expanding FDA and non-U.S. regulatory approvals;
•	the costs associated with manufacturing and maintaining high quality sales, marketing and distribution capabilities;
•	the number and characteristics of other product candidates that we may pursue;
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

Off-Balance Sheet Arrangements

As of December 31, 2020, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to, among other items, accounts receivable and related reserves, inventory and related reserves, accrued sales allowances, net product revenue, government contract service revenue, government contract grant revenue, SEYSARA royalty revenue, leases, stock-based compensation arrangements, manufacturing and clinical accruals, useful lives for depreciation and valuation allowances on deferred tax assets. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied as services are rendered.

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

Royalties

For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated is satisfied (or partially satisfied).

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

In determining the amounts of certain allowances and accruals, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates prescription demand from the specialty pharmacies, hospital demand, buying patterns by hospitals, hospital systems and/or group purchasing organizations and the levels of inventory held by specialty distributors and customers. Making these determinations involves analyzing third-party industry data to determine whether trends in historical channel distribution patterns will predict future product sales. The Company receives data periodically from its specialty distributors and customers on inventory levels and historical channel sales mix, and the Company considers this data when determining the amount of the allowances and accruals for variable consideration.

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

Product Returns – Generally, the Company’s customers have the right to return any unopened/unused product supply during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. Since the Company currently does not have history of NUZYRA returns, the Company estimated returns based on industry data for comparable products in the market. As the Company distributes its product and establishes historical sales over a longer period of time, the Company will be able to place more reliance on historical purchasing, demand and return patterns of its customers when evaluating its reserves for product returns.

At the end of each reporting period for any of our products, the Company may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels and dating and sell-through data, the expiration dates of product currently being shipped, price changes of competitive products and introductions of generic products.

Chargebacks – Although the Company primarily sells products to specialty distributors in the U.S., the Company also enters into agreements with hospitals and outpatient infusion centers, either directly or through group purchasing organizations acting on behalf of their members, in connection with the purchase of product. Based on these agreements, some of the Company’s customers have the right to receive a discounted price on product purchases. In the case of discounted pricing, the Company typically provides a credit to its specialty distributors customer (i.e., chargeback), representing the difference between the customer’s acquisition list price and the discounted price.

Government Rebates –The Company is subject to discount obligations under state Medicaid programs and Medicare.  The Company estimates our Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payer mix.  These reserves are recorded in the same period the related product revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses on the consolidated balance sheet.  For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom it will owe an additional liability under the Medicare Part D program.  The Company’s liability for these rebates consists of an estimate of claims for the current quarter and estimated future claims that will be made for product sales that have been recognized as revenue but remain in distribution channel inventory at period end.

Commercial Payer and Other Rebates – The Company plans to continue to contract with certain private payer organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of NUZYRA and contracted formulary status. The Company estimates these rebates and records reserves for such estimates in the same period the related revenue is recognized. Currently, the reserve for customer payer rebates considers future utilization based on third-party studies of payer prescription data; the utilization is applied to product that remains in the distribution and retail pharmacy channel inventories at the end of each reporting period. As the Company distributes its product and establishes historical sales over a longer period of time (i.e., two years), the Company will be able to place more reliance on historical data related to commercial payer rebates (i.e., actual utilization units) while continuing to rely on third-party data related to payer prescriptions and utilization.

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

Government Contract Grant Revenue

The allocated consideration of government contract grant revenue is recognized as the related reimbursable expenses are incurred.  The cost reimbursements that are reported as revenue is presented gross of the related reimbursable expenses in the Company’s consolidated statements of operations. The related reimbursable expenses are expensed as incurred as research and development expense.

Cost of Product Revenue

Cost of product revenue consists primarily of the manufacturing costs for NUZYRA and royalties owed on net sales of NUZYRA. All manufacturing costs incurred prior to NUZYRA’s approval in the U.S. on October 2, 2018 were expensed in research and development and were not included in cost of revenue.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out basis. Prior to the regulatory approval of our product candidates, we incurred expenses for the manufacture of drug product that could potentially be available to support the commercial launch of our products.  Until the first reporting period when regulatory approval has been received or is otherwise considered probable, we record all such costs as research and development expense.  Inventory used in clinical trials is also expensed as research and development expense when selected for such use.  We classify inventory costs as long-term when the we expect to utilize the inventory beyond its normal operating cycle. We perform an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified.  Such impairment charges, should they occur, are recorded as a component of cost of product sales in the consolidated statements of operations and comprehensive loss.  The determination of whether inventory costs will be realizable requires the use of estimates by management.  If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required.

Accrued Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed for us and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. Most of our service providers invoice us periodically in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and adjust if necessary. Examples of estimated expenses include fees paid to:

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

Research and Development Expenses

We charge costs of our research and development to expense as incurred. Research and development expenses consist of the costs incurred in performing research and development activities, including personnel-related costs, stock-based compensation, facilities, research-related overhead, clinical trial costs, contracted services, manufacturing, license fees and other external costs. Research and development expenses also include gross reimbursable costs incurred through research and development services performed for the treatment of pulmonary anthrax, services performed for U.S. manufacturing onshoring and security requirements, and services performed for FDA PMRs under the BARDA contract. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received rather than when the payment is made.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, or ASU 2017-04. The amendments in ASU 2017-04 eliminate the current two-step approach used to test goodwill for impairment and require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years and interim periods beginning after December 15, 2019 (upon the first goodwill impairment test performed during that fiscal year). Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. A reporting entity must apply the amendments in ASU 2017-04 using a prospective approach. We adopted this guidance effective January 1, 2020. The adoption of ASU 2017-04 did not have a material impact on our consolidated financial position or results of operations.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. We adopted this guidance on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on our consolidated financial statements.

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

Contractual Obligations and Commitments

Leases

We lease our Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases expiring in August 2021 and 2024, respectively.

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

In September 2009, we and Novartis International Pharmaceutical Ltd., or Novartis, which merged into Novartis Pharma AG, a wholly owned subsidiary of Novartis AG, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. We and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, EMA, or any regulatory agency, but only to the extent we had not previously granted such commercialization rights related to omadacycline to another third party as of any such approval. We also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received in any country following the launch of omadacycline in that country and continuing until the later of the expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. The first royalty payment became payable as of March 31, 2019. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $3.1 million and $3.4 million for the years ended December 31, 2020 and December 31, 2019, respectively, included within “Other Long-Term Liabilities” on our consolidated balance sheet.  In addition, short-term liabilities included within “Other Current Liabilities” on our consolidated balance sheet as of December 31, 2020 and December 31, 2019 represent the portion of royalty payments due to Novartis within twelve months of each balance sheet date. There are no other payment obligations to Novartis under either the Novartis Agreement or the amended Novartis Letter Agreement.

In February 2020, we entered into an ex-U.S. license agreement with Almirall, the Ex-U.S. License, under which Almirall granted to us an exclusive license in and to certain technology owned or in-licensed by Almirall or its affiliates in order to research, develop, manufacture and commercialize sarecycline in all countries other than the U.S. In connection with the Ex-U.S. License, we pay Almirall, on a country-by-country and product-by-product basis (i) for eight (8) years following the first commercial sale of a sarecycline product in a country, a royalty in the middle-single digits on our or our affiliates’ nets sales of sarecycline products outside of the U.S. (other than China (including Hong Kong and Macau), the development and commercialization rights to which for sarecycline in connection with the treatment of acne we exclusively licensed to Almirall), subject to certain standard reductions, and (ii) for fifteen years following the first commercial sale of a sarecycline product in a country, a percentage of the consideration (e.g., milestones, royalties) we receive from third-party sublicensees in connection with developing and commercializing sarecycline outside of the U.S., which ranges from one-half of such consideration for sarecycline products for the treatment of acne to one-fifth of such consideration for sarecycline products for the treatment of other indications, in each case subject to a 50% reduction for any sarecycline product not in a solid oral tablet formulation for which Paratek or its affiliates have incurred significant development costs and (ii) for eight years following the first commercial sale of a sarecycline product in a country, a royalty in the middle-single digits on our or our affiliates’ net sales of sarecycline products outside of the U.S., subject to certain standard reductions.

Long-Term Debt

As of December 31, 2020, we had recorded long-term debt obligations of $250.5 million, net of debt discount and issuance costs of $7.0 million. Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

R-Bridge Loan Agreement

On December 31, 2020, or the Closing Date, we, through our wholly-owned subsidiary PRTK SPV2 LLC, a Delaware limited liability company, or the Subsidiary, entered into a royalty and revenue interest-backed loan agreement with an affiliate of R-Bridge Healthcare Investment Advisory, Ltd., herein referred to as the R-Bridge Loan Agreement.  Pursuant to the terms of the R-Bridge Loan Agreement, the Subsidiary borrowed a $60.0 million term loan, secured by, and repaid with proceeds from, (i) royalties from our license agreement with Zai Labs (Shanghai) Co., Ltd., or the Zai Collaboration Agreement, and such royalties, or the Royalty Interest, and (ii) a revenue interest based on our U.S. sales of NUZYRA in an initial amount of two and a half percent (2.5%), which amount may adjust under certain circumstances up to five percent (5%), of our net U.S. sales, subject to an annual cap of $10.0 million, which may adjust under certain circumstances to $12.0 million, or the Revenue Interest.

Under the R-Bridge Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 7.0%, increasing to an annual rate of 10% during the continuance of any event of default.  Payments of the obligations outstanding under the R-Bridge Loan Agreement will be made quarterly, beginning with the payment due in respect of the quarter ending March 31, 2021, out of the Royalty Interest payments and Revenue Interest payments received by the Subsidiary during such quarter, or the Collection Amount.  On each payment date, after payment of certain expenses, the Collection Amount shall be applied first to accrued interest, with any excess up to $15.0 million per annum applied to repay principal until the balance is fully repaid, and any shortfalls being capitalized and added to the principal balance of the loan.  Amounts in excess of the $15.0 million annual cap shall be shared between us and R-Bridge Healthcare Investment Advisory, Ltd., or the R-Bridge Lender, based on a formula set out in the R-Bridge Loan Agreement.  Following repayment in full of the loan, the first $15.0 million per annum in Collection Amount shall be paid to us and any amounts in excess shall be shared between us and the R-Bridge Lender based on a formula set out in the R-Bridge Loan Agreement.

Prior to the eighth (8th) anniversary of the Closing Date, the R-Bridge Loan Agreement will automatically terminate once the Subsidiary has paid to the R-Bridge Lender, in the form of regularly scheduled payments or as a voluntary prepayment, a capped amount of $114 million, less principal, interest and certain fee payments through the date of such prepayment, or the Capped Amount.  After the eighth (8th) anniversary of the Closing Date, the Revenue Interest can be terminated but the Royalty Interest payments shall continue until maturity of the R-Bridge Loan Agreement on December 31, 2032, at which time, the outstanding principal amount of the loan, if any, together with any accrued and unpaid interest, and all other obligations then outstanding, shall be due and payable in cash by the Subsidiary.

Our subsidiary, PRTK SPV1 LLC, a Delaware limited liability company and owner of the Subsidiary’s capital stock, has entered into a Pledge and Security Agreement in favor of the R-Bridge Lender, pursuant to which the Subsidiary’s obligations under the R-Bridge Loan Agreement are secured by PRTK SPV1 LLC’s pledge of all of the Subsidiary’s capital stock.

The R-Bridge Loan Agreement contains certain customary affirmative covenants, including those relating to: use of proceeds; maintenance of books and records; financial reporting and notification; compliance with laws; and protection of Company intellectual property. The R-Bridge Loan Agreement also contains certain customary negative covenants, barring the Subsidiary from: certain fundamental transactions; issuing dividends and distributions; incurring additional indebtedness outside of the ordinary course of business; engaging in any business activity other than related to the Zai Collaboration Agreement; and permitting any additional liens on the collateral provided to the R-Bridge Lender under the R-Bridge Loan Agreement. As of December 31, 2020, we were in compliance with all covenants under the R-Bridge Loan Agreement.

An ancillary agreement executed by us and the Subsidiary in respect of the Revenue Interest, contains negative covenants applicable to us, including restrictions on the sale or transfer of our assets related to NUZYRA and giving rise to the Revenue Interest, each subject to the exceptions set forth therein.

The R-Bridge Loan Agreement contains customary defined events of default, upon which any outstanding principal, unpaid interest and other obligations of the Subsidiary, shall be immediately due and payable by the Subsidiary. These include: failure to pay any principal or interest when due; failure to the Capped Amount as and when due following a non-qualified change of control, any uncured breach of a representation, warranty or covenant; any uncured failure to perform or observe covenants; any uncured breach of our representations, warranties or covenants under an ancillary agreement executed by the us and the Subsidiary in respect of the Royalty Interest; any termination of the Zai Collaboration Agreement; and certain bankruptcy or insolvency events. No events of default had occurred under the R-Bridge Loan Agreement through December 31, 2020.

The net proceeds of the term loan were used by the Subsidiary to purchase from the Company the Royalty Interest and Revenue Interest, pursuant to the terms of the Revenue Interest Purchase Agreement and the Contribution and Servicing Agreement, respectively. We raised approximately $58.3 million in net proceeds in connection with the R-Bridge Loan Agreement, comprised of the $60.0 million term loan funded at execution, net of $1.1 million in lender fees accounted for as debt discount and $0.6 million in direct and incremental third-party expenses accounted for as debt issuance costs. The net proceeds of the term loan, together with cash on hand, was used to prepay in full all obligations outstanding under the loan arrangement with Hercules Capital, Inc.

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

Under the Royalty-Backed Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 12.0%.  Payments of interest under the Royalty-Backed Loan Agreement are made quarterly out of the Almirall Collaboration Agreement royalty payments received since the immediately preceding payment date. On each interest payment date, any royalty payments in excess of accrued interest on the loan will be used to repay the principal of the loan until the balance is fully repaid.  In addition, the Subsidiary made up-front payments to HCRP of (i) a 1.5% fee and (ii) up to $300,000 for HCRP’s expenses. The Royalty-Backed Loan Agreement matures on May 1, 2029, at which time, if not earlier repaid in full, the outstanding principal amount of the loan, together with any accrued and unpaid interest, and all other obligations then outstanding, shall be due and payable in cash. We entered into a Pledge and Security Agreement in favor of HCRP, pursuant to which the Subsidiary’s obligations under the Royalty-Backed Loan Agreement are secured by a pledge of all of our holdings of the Subsidiary’s capital stock.

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

We do not enter into financial instruments for trading or speculative purposes. Our cash, cash equivalents and investments balance as of December 31, 2020 consisted of cash and cash equivalents and U.S. treasury securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 3.0% of total liabilities as of December 31, 2020.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Paratek Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paratek Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Reserves for Government Rebates
Description of the Matter

As described in Notes 2 and 3 to the consolidated financial statements, the Company recognizes revenues for product sales net of applicable reserves for various types of variable consideration based on the Company’s estimates of channel mix. Variable consideration for product sales includes trade discounts and allowances, product returns, chargebacks and rebates, government rebates, commercial payer and other rebates, and patient assistance. Reserves for government rebates totaled $2.2 million and were recorded within accrued expenses at December 31, 2020.

Auditing the Company’s measurement of government rebates was complex and highly judgmental because the estimates involve subjective management assumptions about buying and payment patterns, including the units of product in the distribution channel as of the balance sheet date, and the estimated payer mix.  The reductions to gross product revenue are sensitive to these significant assumptions.

How We Addressed the Matter in Our Audit

To test the adequacy of the Company's reserves for government rebates, our audit procedures included, among others, assessing the methodologies used to determine the reserves and testing the significant assumptions discussed above, including the underlying data used in developing the significant assumptions. We evaluated management’s significant assumptions by (i) comparing the assumptions used to calculate the reserves to external data, (ii) testing contracted rates, historical claims and payment data, (iii) evaluating the sensitivity of the estimated reserve calculations based on changes in the significant assumptions, (iv) comparing the actual results to previous estimates, and (v) assessing information subsequent to the balance sheet date to determine whether there were any new information that would require adjustment.  In addition, we involved our professionals with an understanding of government reimbursement requirements to assist us in evaluating management’s methodology and calculations used to measure these reserves.

Biomedical Advanced Research and Development Authority Contract Revenue
Description of the Matter

As described in Notes 2 and 5 to the consolidated financial statements, during the year ended December 31, 2020, the Company recognized $3.3 million in government contract service revenue and $3.4 million in government contract grant revenue under its contract with the Biomedical Advanced Research and Development Authority (BARDA). The Company determined that certain performance obligations provided for in the contract with BARDA were within the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers and others were subject to other guidance.

Auditing the Company’s revenue recognition for the BARDA contract was especially challenging because of the significant judgment required to apply the authoritative guidance at the outset of the arrangement.  In addition, there was complexity in auditing management’s determination of the estimated standalone selling prices for contract services and goods. In developing estimated standalone selling prices, management considered both internal and external information available including information from companies within the same industry and other relevant factors including historical pricing to similar customers, the discount available to the customer and the likelihood the customer will exercise the option. Changes to these assumptions can have a material effect on the allocation of the transaction price to the performance obligations as well as the amount and timing of revenue recognized.

How We Addressed the Matter in Our Audit

To test the Company’s revenue recognition related to the BARDA contract, we performed audit procedures that included, among others, evaluating management’s assessment of the authoritative guidance applicable to the BARDA contract and its determination of the estimated selling prices for the identified performance obligations. We conducted meetings with various personnel at the Company responsible for negotiating the BARDA contract and overseeing the delivery of the performance obligations in order to understand the nature of the promises and negotiated contract prices. We also evaluated the Company’s key assumptions and judgments and tested the completeness and accuracy of the underlying data used to determine the estimated standalone selling price of each performance obligation. For example, we compared inputs used in the Company’s estimated standalone selling price calculations to relevant internal and external data and performed a sensitivity analysis to evaluate the impact that changes in the estimated standalone selling price of certain performance obligations resulting from changes in the significant assumptions would have on the allocation of transaction price to each performance obligation, as well as revenue recognized during the period. We recalculated the allocation of the transaction price and amounts of revenue recognized.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Boston, Massachusetts

March 29, 2021

Paratek Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except for share and par value amounts)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$105,157	$102,302
Marketable securities	20,005	113,077
Restricted cash	891	324
Accounts receivable, net	11,878	8,475
Inventories, net	14,555	11,579
Other receivables	3,855	1,108
Prepaid and other current assets	7,776	6,489
Total current assets	164,117	243,354
Long-term restricted cash	—	3,007
Fixed assets, net	964	1,227
Goodwill	829	829
Right-of-use asset	2,010	2,514
Other long-term assets	8,933	148
Total assets	$176,853	$251,079
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,813	$4,116
Accrued expenses	20,826	16,696
Other current liabilities	1,314	3,388
Total current liabilities	23,953	24,200
Long-term debt	250,474	260,728
Long-term lease liabilities	1,544	2,095
Other liabilities	3,142	3,703
Total liabilities	279,113	290,726
Commitments and contingencies (Note 18)
Stockholders’ deficit
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 46,516,567 and 39,827,749 issued and outstanding at December 31, 2020 and 2019, respectively	46	40
Additional paid-in capital	705,489	671,497
Accumulated other comprehensive income (loss)	4	74
Accumulated deficit	(807,799)	(711,258)
Total stockholders’ deficit	(102,260)	(39,647)
Total liabilities and stockholders’ deficit	$176,853	$251,079

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Product revenue, net	$38,753	$11,517
Government contract service revenue	3,299	—
Government contract grant revenue	3,407	—
Collaboration and royalty revenue	1,465	5,027
Net revenue	46,924	16,544
Expenses:
Cost of product revenue	8,651	3,484
Research and development	23,922	39,554
Selling, general and administrative	89,855	89,135
Total operating expenses	122,428	132,173
Loss from operations	(75,504)	(115,629)
Other income and expenses:
Interest income	1,515	3,574
Interest expense	(20,240)	(16,403)
Loss on extinguishment of debt	(2,368)	—
Other gains (losses), net	56	(31)
Net loss before provision for income taxes	(96,541)	(128,489)
Provision for income taxes	—	301
Net loss	$(96,541)	$(128,790)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities, net of tax	(70)	202
Other comprehensive gain (loss)	(70)	202
Comprehensive loss	$(96,611)	$(128,588)
Net loss per share:
Basic and diluted net loss per common share	$(2.19)	$(3.93)
Weighted average common shares outstanding
Basic and diluted	44,174,765	32,791,934

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances at December 31, 2018	32,259,363	$32	$630,142	$(128)	$(582,468)	$47,578
Issuance of common stock, net of expenses	6,524,194	7	26,552	—	—	26,559
Vesting of restricted stock unit awards	862,546	1	(1)	—	—	—
Issuance of stock under the employee stock purchase plan	181,646	—	509	—	—	509
Employee stock purchase plan expense	—	—	101	—	—	101
Unrealized gain on available-for-sale securities, net of tax	—	—	—	202	—	202
Stock-based compensation expense	—	—	14,194	—	—	14,194
Net loss	—	—	—	—	(128,790)	(128,790)
Balances at December 31, 2019	39,827,749	$40	$671,497	$74	$(711,258)	$(39,647)
Issuance of common stock, net of expenses	5,176,000	5	21,886	—	—	21,891
Exercise of stock options	39,479	—	170	—	—	170
Vesting of restricted stock unit awards	1,281,968	1	(1)	—	—	—
Issuance of stock under the employee stock purchase plan	191,371	—	562	—	—	562
Employee stock purchase plan expense	—	—	143	—	—	143
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(70)	—	(70)
Stock-based compensation expense	—	—	10,105	—	—	10,105
Issuance of warrants for common stock	—	—	1,127	—	—	1,127
Net loss	—	—	—	—	(96,541)	(96,541)
Balances at December 31, 2020	46,516,567	$46	$705,489	$4	$(807,799)	$(102,260)

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(96,541)	$(128,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	578	(1,292)
Stock-based compensation expense	10,248	14,295
Non-cash interest expense	1,518	3,480
Loss on extinguishment of debt	1,059	—
Changes in operating assets and liabilities
Accounts receivable, other receivables, prepaid, and other current assets	(7,459)	(11,467)
Inventories	(11,760)	(10,856)
Operating lease right-of-use asset	504	721
Accounts payable and accrued expenses	1,618	374
Long-term operating lease liability	(551)	(1,718)
Other liabilities and other assets	(2,638)	1,208
Net cash used in operating activities	(103,424)	(134,045)
Investing activities
Purchase of fixed assets	(376)	(239)
Purchase of marketable securities	(29,625)	(102,207)
Proceeds from maturities of marketable securities	122,500	237,000
Net cash provided by investing activities	92,499	134,554
Financing activities
Proceeds from issuance of long-term royalty-backed loan agreement, net of costs	58,717	30,554
Proceeds from employee stock purchase plan	562	509
Proceeds from exercise of stock options	170	—
Principal payments on long-term debt	(70,000)	—
Proceeds from issuance of common stock, net	21,891	26,559
Net cash provided by financing activities	11,340	57,622
Net increase in cash, cash equivalents and restricted cash	415	58,131
Cash, cash equivalents and restricted cash at the beginning of period	105,633	47,502
Cash, cash equivalents and restricted cash at end of period	$106,048	$105,633
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Fair value of warrants issued	$1,127	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$22,703	$15,960
Debt issuance costs in accrued expenses	$397	$—
Purchases of equipment included in accrued expenses	$152	$339

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	Organization

Paratek Pharmaceuticals, Inc., or the Company or Paratek, is a Delaware corporation with its corporate office in Boston, Massachusetts and an office in King of Prussia, Pennsylvania.

The Company is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel life-saving therapies for life-threatening diseases or other public health threats for civilian, government and military use.  The Company’s United States, or U.S., Food and Drug Administration, or FDA, approved commercial product, NUZYRA® (omadacycline), is a once-daily oral and intravenous antibiotic for the treatment of adult patients with community-acquired bacterial pneumonia, or CABP, and acute skin and skin structure infections, or ABSSSI, caused by susceptible pathogens. SEYSARA® (sarecycline) is an FDA-approved product with respect to which the Company has exclusively licensed in the U.S. and the People’s Republic of China, or the PRC, Hong Kong and Macau, or the greater China region, certain rights to Almirall, LLC, or Almirall. SEYSARA is currently being marketed by Almirall in the U.S. as a once-daily oral therapy for the treatment of moderate to severe acne vulgaris. With respect to the Company’s technology as it relates to sarecycline, the Company retains development and commercialization rights in all countries other than the U.S. and the greater China region, and in February 2020, the Company exclusively licensed from Almirall certain technology owned or in-licensed by Almirall or its affiliates that is necessary or useful to develop or commercialize sarecycline outside of the U.S. Almirall plans to develop sarecycline for acne in China.

The Company has incurred significant losses since inception in 1996. The Company has generated an accumulated deficit of $807.8 million through December 31, 2020 and may require substantial additional funding in connection with the Company’s continuing operations to support clinical development and commercialization activities associated with NUZYRA.  Based upon the Company’s current operating plan, it anticipates that cash, cash equivalents, and available for sale marketable securities of $125.2 million as of December 31, 2020 will enable the Company to fund operating expenses and capital expenditure requirements through at least the next twelve months from the issuance of the financial statements included in this Annual Report on Form 10-K. The Company expects to finance future cash needs primarily through a combination of product sales, royalties, public or private equity offerings, debt or other structured financings, strategic collaborations, grant funding and government funding.  The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third-party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB, and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or the SEC.

Beginning on January 1, 2020, purchase of prepaid interest - marketable securities, which totaled $0.2 million and was included as a line item in the December 31, 2019 consolidated statement of cash flows, has been reclassified into the accounts receivable, other receivables, prepaid, and other current assets line item to conform to the fiscal 2020 presentation.

Principles of Consolidation

The accompanying audited consolidated financial statements include the results of operations of Paratek Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Paratek Pharma, LLC, Paratek Securities Corporation, Transcept Pharma, Inc., Paratek UK Limited, Paratek Ireland Limited, Paratek Royalty Corporation, Paratek Royalty Corporation II, PRTK SPV1 LLC and PRTK SPV2 LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in accounting for, among other items, accounts receivable and related reserves, inventory and related reserves, goodwill, net product revenue, government contract service revenue, government contract grant revenue, collaboration and royalty revenue, leases, stock-based compensation arrangements, manufacturing and clinical accruals, useful lives for depreciation and valuation allowances on deferred tax assets. Actual results could differ from those estimates. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

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

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company classified all of its marketable securities at December 31, 2020 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities. Available-for-sale securities are maintained by an investment manager and consist of U.S. treasury securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized or accreted to interest expense or income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income or expense. There were no material realized gains or losses on marketable securities recognized for the years ended December 31, 2020 and 2019.

The Company reviews marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations and comprehensive loss if the Company has experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that the Company will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and changes in value subsequent to the end of the period. There were no other-than-temporary impairments of investments recognized for the years ended December 31, 2020 and 2019.

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

Accounts Receivable, Net

Accounts receivable as of December 31, 2020 is primarily comprised of trade accounts receivable of $10.1 million due from customers for sales of NUZYRA, net of prompt payment discounts, chargebacks, rebates and certain fees. The balance of accounts receivable as of December 31, 2020 incudes $0.6 million of government contract service revenue earned under the BARDA contract, $0.6 million of government contract grant revenue earned under the BARDA contract, and $0.5 million in estimated revenue  from royalties earned on U.S. sales of SEYSARA under the Almirall Collaboration Agreement and U.S. sales of XERAVA under the Tetraphase License Agreement. Refer to Note 5, Government Contract Revenue and Note 6, License and Collaboration Agreements for further details.

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

Inventory

Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out basis. Prior to the regulatory approval of its product candidates, the Company incurs expenses for the manufacture of drug product that could potentially be available to support the commercial launch of its products.  Until the first reporting period when regulatory approval has been received or is otherwise considered probable, the Company records all such costs as research and development expense.  Inventory used in clinical trials is also expensed as research and development expense, when selected for such use. The Company classifies inventory costs as long-term when the Company expects to utilize the inventory beyond its normal operating cycle. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified.  Such impairment charges, should they occur, are recorded as a component of cost of product sales in the consolidated statements of operations and comprehensive loss.  The determination of whether inventory costs will be realizable requires the use of estimates by management.  If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required.

Valuation of Goodwill

Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying amount.  As discussed below, on January 1, 2020, the Company adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which eliminates the second step of the goodwill impairment test. Under this ASU 2017-04, the Company will now perform a one-step quantitative test and record the amount of goodwill impairment, if any, as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

The Company did not record an impairment charge relating to goodwill for the years ended December 31, 2020 and 2019.

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

Leases

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

Right-of-use assets and lease liabilities are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received or initial direct costs. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. In transition to ASU No. 2016-02, Leases, or ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates.

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

Although separation of lease and non-lease components is otherwise required, certain expedients are available. Entities may elect to not separate lease and non-lease components by class of underlying asset and account for each lease component and the related non-lease component together as a single component. For new and amended leases beginning in 2019 and after, the Company has elected to account for each lease component and related non-lease component as a single lease component and allocate all of the contract consideration to the lease component only. In contrast, the Company does not apply the practical expedient for embedded leases in manufacturing and supply agreements with certain of its contract manufacturing organizations and has instead allocated contract consideration between the lease and non-lease components based on their relative standalone price.

Revenue Recognition

Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied as services are rendered.

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

Royalties

For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated is satisfied (or partially satisfied).

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

In determining the amounts of certain allowances and accruals, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates prescription demand from the specialty pharmacies, hospital demand, buying patterns by hospitals, hospital systems and/or group purchasing organizations and the levels of inventory held by specialty distributors and customers. Making these determinations involves analyzing third-party industry data to determine whether trends in historical channel distribution patterns will predict future product sales. The Company receives data periodically from its specialty distributors and customers on inventory levels and historical channel sales mix, and the Company considers this data when determining the amount of the allowances and accruals for variable consideration.

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

Product Returns – Generally, the Company’s customers have the right to return any unopened/unused product supply during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. Since the Company currently does not have history of NUZYRA returns, the Company estimated returns based on industry data for comparable products in the market. As the Company distributes its product and establishes historical sales over a longer period of time, the Company will be able to place more reliance on historical purchasing, demand and return patterns of its customers when evaluating its reserves for product returns.

At the end of each reporting period for any of our products, the Company may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels and dating and sell-through data, the expiration dates of product currently being shipped, price changes of competitive products and introductions of generic products.

Chargebacks – Although the Company primarily sells products to specialty distributors in the U.S., the Company also enters into agreements with hospitals and outpatient infusion centers, either directly or through group purchasing organizations acting on behalf of their members, in connection with the purchase of product. Based on these agreements, some of the Company’s customers have the right to receive a discounted price on product purchases. In the case of discounted pricing, the Company typically provides a credit to its specialty distributors customer (i.e., chargeback), representing the difference between the customer’s acquisition list price and the discounted price.

Government Rebates –The Company is subject to discount obligations under state Medicaid programs and Medicare.  The Company estimates our Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payer mix.  These reserves are recorded in the same period the related product revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses on the consolidated balance sheet.  For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom it will owe an additional liability under the Medicare Part D program.  The Company’s liability for these rebates consists of an estimate of claims for the current quarter and estimated future claims that will be made for product sales that have been recognized as revenue but remain in distribution channel inventory at period end.

Commercial Payer and Other Rebates – The Company plans to continue to contract with certain private payer organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of NUZYRA and contracted formulary status. The Company estimates these rebates and records reserves for such estimates in the same period the related revenue is recognized. Currently, the reserve for customer payer rebates considers future utilization based on third-party studies of payer prescription data; the utilization is applied to product that remains in the distribution and retail pharmacy channel inventories at the end of each reporting period. As the Company distributes its product and establishes historical sales over a longer period of time (i.e., two years), the Company will be able to place more reliance on historical data related to commercial payer rebates (i.e., actual utilization units) while continuing to rely on third-party data related to payer prescriptions and utilization.

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

Revenue Earned Under Government Contracts

If the Company concludes that some or all aspects of its government contracts represent a transaction with a customer to obtain services or goods that are an output of its ordinary activities in exchange for consideration, it accounts for those aspects of the arrangement in accordance with ASC 606.  Arrangements that are entirely in the scope of other guidance are accounted for under that guidance.

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

Government Contract Grant Revenue

The allocated consideration of government contract grant revenue is recognized as the related reimbursable expenses are incurred.  The cost reimbursements that are reported as revenue is presented gross of the related reimbursable expenses in the Company’s consolidated statements of operations. The related reimbursable expenses are expensed as incurred as research and development expense.

Cost of Product Revenue

Cost of product revenue consists primarily of the manufacturing costs for NUZYRA and royalties owed on net sales of NUZYRA. All manufacturing costs incurred prior to NUZYRA’s approval in the U.S. on October 2, 2018 were expensed in research and development and were not included in cost of revenue.

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses consist of the costs incurred in performing research and development activities, including personnel-related costs, stock-based compensation, facilities, research-related overhead, clinical trial costs, contracted services, manufacturing, license fees and other external costs. Research and development expenses also include gross reimbursable costs incurred through research and development services performed for the treatment of pulmonary anthrax, services performed for U.S. manufacturing onshoring and security requirements, and services performed for FDA PMRs under the BARDA contract. The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received rather than when the payment is made.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. The Company has not recorded interest and penalties related to any unrecognized tax benefits in the years ended December 31, 2020 and 2019.

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

The measurement date for non-employee awards is the later of the adoption date of ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, or ASU No. 2018-07, or the date of grant, without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis.

The Company estimates the fair value of its stock-based awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of assumptions, including (1) the expected volatility of stock, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. The Company has estimated the expected volatility by comping its historical volatility data, using the daily closing price during the equivalent period as the calculated expected life, of its stock-based awards. The Company has estimated the expected life of its employee stock options as the average of the midpoints between vesting exercise date for each vesting-tranche and the contractual term of the options as the last available exercise date of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.

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

In August 2018 the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. The Company adopted this guidance on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2023. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. Based on the composition of our investment portfolio, accounts receivable and other financial assets, current market conditions and historical credit loss activity, the adoption of this guidance is not expected to have a material effect on the Company’s consolidated balance sheet, consolidated statements of operation and comprehensive loss and related disclosures.

3.	Product Revenue

To date, the Company’s only source of product revenue has been from NUZYRA product sales beginning in February 2019 when NUZYRA launched in the United States.  The following table summarizes balances and activity in each of the product revenue allowance and reserve categories (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Patient assistance	Total
Balance at December 31, 2018	$—	$—	$—	$—	$—
Provision related to current period sales	926	1,424	369	174	2,893
Adjustment related to prior period sales	—	—	—	—	—
Credit or payments made during the period	(627)	(729)	—	(45)	(1,401)
Balance at December 31, 2019	$299	$695	$369	$129	$1,492
Provision related to current period sales	3,160	6,091	337	371	9,959
Adjustment related to prior period sales	(8)	19	—	—	11
Credit or payments made during the period	(2,824)	(4,603)	(320)	(286)	(8,033)
Balance at December 31, 2020	$627	$2,202	$386	$214	$3,429

4.	Net Loss Per Share

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

The following outstanding shares subject to stock options and restricted stock units, warrants to purchase shares of common stock, common stock issuable upon conversion of convertible debt and shares issuable under the employee stock purchase plan were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the years ended December 31, 2020 and 2019 as indicated below:

	Year Ended December 31,
	2020	2019
Excluded potentially dilutive securities (1):
Common stock issuable under outstanding convertible notes	10,377,361	10,377,361
Shares subject to outstanding options to purchase common stock	1,986,442	3,236,073
Unvested restricted stock units	3,393,425	2,305,408
Shares subject to warrants to purchase common stock	479,002	104,455
Shares issuable under employee stock purchase plan	606,816	798,187
Totals	16,843,046	16,821,484

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

The BARDA contract could result in payments to the Company of up to approximately $284.7 million and consists of a five-year base period-of-performance and a total contract period-of-performance (base period plus option exercises) of up to ten years. Under the base period-of-performance, the Company will conduct activities necessary to (i) allow the product to be used under an Emergency Use Authorization, (ii) obtain licensure of NUZYRA through a supplemental New Drug Application, or NDA, submission for anthrax, and (iii) provide up to 2,500 treatment courses of the drug product to be stored as vendor managed inventory and subsequently delivered to the SNS. BARDA has exercised two options that respectively cover manufacturing-related requirements and post-licensure commitments required by the FDA. The remaining contract options may be exercised to perform additional studies necessary for licensure for the prophylaxis of anthrax and procure additional treatment regimens.

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

The remaining option funding under the BARDA contract includes the potential for approximately $12.7 million to support the development of NUZYRA for the prophylaxis of anthrax and a maximum of approximately $115.4 million to provide for three additional purchases of NUZYRA treatment courses, each of which may be exercised at BARDA’s discretion upon development milestones related to the anthrax treatment development program.

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

As the BARDA contract is partially within the scope of ASC 606 and partially within the scope of other guidance, the Company applied the guidance of ASC 606 to initially measure the parts of the contract within ASC 606. The total transaction price of the parts of the BARDA contract that existed at the outset of the contract that fall under ASC 606 was determined to be $63.6 million, inclusive of $4.2 million in variable consideration and was allocated to each of the three performance obligations based on the performance obligation’s estimated relative stand-alone selling prices. As of December 31, 2020, the Company reevaluated the variable consideration of $4.2 million that is included in the transaction price and determined that the variable consideration should not be constrained as it is not probable that a significant reversal in the amount of the cumulative revenue recognized will occur in a future period. The transaction price was allocated as follows: $21.5 million to research and development services performed for the treatment of pulmonary anthrax in (i), which will be classified as government contract service revenue when recognized, $37.9 million to the procurement of 2,500 treatment courses of NUZYRA in (ii), which will be classified as product revenue when recognized, and a total of $4.2 million to the options to procure up to three 2,500 treatment courses of NUZYRA in (v), which would be included within product revenue when recognized upon exercise and transfer of control of related treatment courses.  The Company estimated the stand-alone selling price of the research and development services performed for the treatment of pulmonary anthrax based on the Company’s projected cost of providing the services plus an applicable profit margin commensurate with observable market data for similar services.  The Company estimated the stand-alone selling price of the procurement of 2,500 treatment courses of NUZYRA based on historical pricing of the Company’s commercial products to similar customers.  The Company estimated the stand-alone selling price of the future procurement options based on the discount that the customer would obtain when exercising the option, adjusted for any discount that the customer could receive without entering into the contract, and the likelihood that the option will be exercised.

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

The product procurement performance obligations ((ii) and, if any optional additional procurements are exercised from, (v) above), generate revenue at a point in time, which will be upon transfer of control of the product. As such, the related revenue for these performance obligations will be recognized at a point in time as product revenue within the Company’s consolidated statement of operations.  As of December 31, 2020, no product procurement performance obligations have been completed and therefore no product revenue has been recognized.

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

The Company recognized $3.3 million of government contract service revenue during the year ended December 31, 2020. No such government contract service revenue was earned during the year ended December 31, 2019 as the BARDA contract was executed in December 2019.

As of December 31, 2020, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $80.7 million. The Company expects to recognize this amount as revenue over the next three to six years.

The Company concluded that BARDA’s reimbursement for existing FDA PMRs associated with the initial NUZYRA approval was not within the scope of ASC 606 as BARDA is not receiving services as the Company’s customer. The Company estimated the consideration to be allocated to government contract grant revenue based on the consideration under the BARDA contract in excess of the estimated standalone selling prices for components of the BARDA contract accounted for under ASC 606.   The Company recognizes the allocated consideration for BARDA’s reimbursement of existing FDA PMRs associated with the initial NUZYRA approval of $72.6 million as government contract grant revenue as the related reimbursable expenses are incurred.

The Company recognized $3.4 million of government contract grant revenue under the BARDA contract during the year ended December 31, 2020. No such government contract grant revenue was earned during the year ended December 31, 2019 as the BARDA contract was executed in December 2019

Contract Balances

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

As of December 31, 2020, $0.6 million of unbilled accounts receivable was recorded and is a component of accounts receivable, net on the Company’s consolidated balance sheet.

As of December 31, 2020, $0.2 million of deferred revenue was recorded and is a component of other current liabilities on the Company’s consolidated balance sheet.

6.	License and Collaboration Agreements

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

The Tetraphase License Agreement will continue until the expiration of and payment by Tetraphase of all its payment obligations, which is when there are no longer any valid claims of the licensed Paratek patents that would be infringed, in the absence of a license, by a manufacture, use, or sales of the licensed product.  The principal licensed patent under the Tetraphase License Agreement is expected to expire in October 2023.

The Company recognized $0.2 million of royalty revenue for the year ended December 31, 2020 under the Tetraphase License Agreement.

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

Under the terms of the Zai Collaboration Agreement, Paratek earned an upfront cash payment of $7.5 million in April 2017, $5.0 million upon approval by the FDA of a NDA submission in the CABP indication, in October 2018 and $3.0 million upon submission of the first regulatory approval application for a licensed product in the People’s Republic of China in December 2019.  Paratek is eligible to receive $6.0 million upon regulatory approval for a licensed product in the People’s Republic of China and up to $40.5 million in potential future commercial milestone payments, the next being $6.0 million. The terms of the Zai Collaboration Agreement also provide for Zai to pay Paratek tiered royalties at a low double digit to mid-teen percent on net sales of the licensed product in the Zai territory.

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

Based on these assessments, the Company determined that two performance obligations existed at the outset of the Zai Collaboration Agreement: (i) the exclusive license combined with the initial technology transfer and (ii) the transfer of certain materials. At the outset of the Zai Collaboration Agreements and in prior years, the Company has recognized $12.5 million in milestone revenue.

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

As regulatory approval in the PRC is not within the control of the Company, the achievement of the next milestone was not deemed probable and the risk of significant reversal of revenue was not resolved as of December 31, 2020.  As such, the next milestone payment was not recognized as revenue in the year ended December 31, 2020.

There was no deferred revenue as of December 31, 2020 and 2019 under the Zai Collaboration Agreement.

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

The Almirall Collaboration Agreement contains two performance obligations: (i) an exclusive license to research, develop and commercialize tetracycline products for use in the U.S. for the treatment of acne and rosacea and (ii) research and development services. The performance obligation to deliver the license was satisfied upon execution of the Almirall Collaboration Agreement in July 2007.  All research and development services were completed by December 2010.  The options provided to Almirall for additional development services do not provide Almirall with a material right as these services will not be provided at a significant or incremental discount.  As such, the option services are not performance obligations. As the performance obligation to deliver the license was satisfied in 2007 and research and development services were completed by December 2010, all subsequent milestone payments are recognized as revenue when the risk of significant reversal is resolved, generally when the milestone event occurs. The Company recognized all Almirall milestones in prior years. There are no milestones left to be recognized under the Almirall Collaboration Agreement.

Royalty payments will be recognized when the sales occur. The Company recognized $1.3 million of royalty revenue recognized for sales of SEYSARA in the U.S. by Almirall for the year ended December 31, 2020 under the Almirall Collaboration Agreement. During the fourth quarter of 2020, royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third-party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenues will be adjusted for in the period in which they become known, which is expected to be the following quarter. Refer to Note 16, Long-Term Debt, for further details.

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

The Company incurred $0.6 million of royalty expense for the year ended December 31, 2020 under the Tufts License Agreement.

Past Collaborations

Novartis Pharma AG

In September 2009, the Company and Novartis International Pharmaceutical Ltd., or Novartis, which merged into Novartis Pharma AG, a wholly owned subsidiary of Novartis AG, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. The Company and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, European Medicines Agency, or EMA, or any regulatory agency, but only to the extent the Company had not previously granted such commercialization rights related to omadacycline to another third-party as of any such approval. The Company also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by the Company in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. The first royalty payment became payable as of March 31, 2019. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $3.1 million and $3.4 million as of December 31, 2020 and December 31, 2019, respectively, included within “Other Long-Term Liabilities” on the Company’s consolidated balance sheet. In addition, short-term liabilities included within “Other Current Liabilities” on our consolidated balance sheet as of December 31, 2020 and December 31, 2019 represent the portion of royalty payments due to Novartis within twelve months of each balance sheet date. There are no other payment obligations to Novartis under the Novartis Agreement or the amended Novartis Letter Agreement.

7.	Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated statement of cash flows that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$105,157	$102,302
Short-term restricted cash	891	324
Long-term restricted cash	—	3,007
Total cash, cash equivalents and restricted cash shown on the consolidated statement of cash flows	$106,048	$105,633

Short-term restricted cash

On May 1, 2019, the Company deposited $4.0 million into an interest reserve account in conjunction with the funding of a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, executed with Healthcare Royalty Partners III, L.P. Payments of interest under the Royalty-Backed Loan Agreement are made quarterly using royalty payments received since the immediately preceding payment date under the Almirall Collaboration Agreement. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the Company will cover the balance of the interest payment due from the interest reserve account.  Refer to Note 16, Long-Term Debt, for further details. As of December 31, 2020, restricted cash of $0.6 million represents the estimated amount that is expected to be paid to Healthcare Royalty Partners III, L.P. out of the interest reserve account within the next twelve months.

The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. Refer to Note 18, Commitments and Contingencies, for further details. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of December 31, 2020 and 2019, naming the landlord as beneficiary. The cash-collateralized irrevocable standby letter of credit was reclassified to short-term during the year ended December 31, 2020 as the operating lease expires in August 2021.

Long-term restricted cash

As of December 31, 2019, long term restricted cash of $2.7 million represents the remaining balance in the interest reserve account described above as well as the $0.3 million cash-collateralized irrevocable standby letter of credit described above.

8.	Marketable Securities

The following is a summary of available-for-sale securities as of December 31, 2020 and 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
December 31, 2020
U.S. treasury securities	$20,001	$4		$—	$20,005
Total	$20,001	$4	$		$20,005
December 31, 2019
U.S. treasury securities	$113,003	$89		$(15)	$113,077
Total	$113,003	$89		$(15)	$113,077

No available-for-sale securities held as of December 31, 2020 and 2019 had remaining maturities greater than twelve months.

9.	Fixed Assets, Net

Fixed assets consist of the following (in thousands):

	Estimated	December 31,
	In Years	2020	2019
Office equipment	5	$866	$866
Machinery and equipment	5	567	567
Computer equipment	3	412	412
Computer software	3	798	798
Leasehold improvements		920	920
Construction in progress		188	—
Gross fixed assets		3,751	3,563
Less: Accumulated depreciation and amortization		(2,787)	(2,336)
Net fixed assets		$964	$1,227

In addition, leasehold improvements are amortized over the shorter of the lease term or the estimated useful economic lives of the related assets.

Depreciation expense for the years ended December 31, 2020 and 2019 was approximately $0.5 million and $0.5 million, respectively, which is included in selling, general and administrative and research and development expense on the accompanying consolidated statements of operations and comprehensive loss.

10.	Inventories, Net

The following table presents inventories (in thousands):

	December 31,
	2020	2019
Raw materials	$720	$—
Work in process	12,925	9,330
Finished goods	9,638	2,249
Total inventories	$23,283	$11,579

When recorded, inventory reserves reduce the carrying value of inventories to their net realizable value. The Company reviews inventories on hand at least quarterly and records provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. No inventory reserves existed as of December 31, 2020 and 2019.

Long-term inventory, which consists of raw materials and work in process, is included in other long-term assets in the Company’s consolidated balance sheets.

	December 31,
	2020	2019
Balance Sheet Classification:
Inventories, net	$14,555	$11,579
Other long-term assets	8,728	—
Total inventories	$23,283	$11,579

11.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Accrued compensation	$7,783	$7,580
Accrued sales allowances	3,429	1,492
Accrued commercial	2,254	1,445
Accrued inventory	2,023	125
Accrued interest	1,768	2,264
Accrued professional fees	1,209	876
Accrued manufacturing	972	1,026
Accrued contract research	591	1,612
Accrued legal costs	580	181
Accrued other	217	95
Total	$20,826	$16,696

12.	Common Stock

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

In July 2019, the Company entered into an At the Market Sales Agreement, or the 2019 Sales Agreement, with Jefferies LLC, or Jefferies, and BTIG, LLC, or BTIG, under which it was permitted to offer and sell its common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies and BTIG as its sales agents. Sales of the Company’s common stock through Jefferies and BTIG were to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on the Nasdaq Global Market or any other existing trading market for its common stock. Jefferies or BTIG, as applicable, were entitled to a commission of 3% of the gross sales proceeds of any common stock sold through Jefferies and BTIG under the 2019 Sales Agreement.

The Company sold 5,176,000 shares of common stock pursuant to the 2019 Sales Agreement for $21.9 million in proceeds, after deducting commissions of $0.7 million during the year ended December 31, 2020, which fully utilized the 2019 Sales Agreement. Upon completion of the final sale of our shares of common stock available for sale under the 2019 Sales Agreement, that agreement was terminated.

On May 11, 2020, the Company filed a registration statement on Form S-3 with the SEC, as amended on June 19, 2020 and declared effective on July 9, 2020, to sell certain of its securities in an aggregate amount of up to $250.0 million. As of December 31, 2020, $250.0 million remains available on this shelf registration statement.

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

In connection with the Loan and Security Agreement, dated September 30, 2015, as subsequently amended, or the Original Hercules Loan Agreement, into which the Company entered with Hercules Technology II, L.P. and Hercules Technology III, L.P., together, Hercules, and certain other lenders and Hercules Technology Growth Capital, Inc. (as agent), the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 16,346 shares of its common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share, or the Hercules Warrants, on September 30, 2015, which expire five years from issuance or at the consummation of a Public Acquisition, as defined in each of the Hercules Warrant agreements. The Hercules Warrants expired on September 30, 2020.

In connection with the second amendment to the Original Hercules Loan Agreement on December 12, 2016, the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 18,574 shares of its common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per share, or the Second Amendment Warrants.

In connection with the borrowing under the Original Hercules Loan Agreement on June 27, 2017, the Company issued an additional warrant to Hercules Capital, Inc. to purchase 5,374 shares of its common stock at an exercise price of $23.26 per share, or the Additional Warrant.

In connection with the fifth amendment to the Original Hercules Loan Agreement, on August 1, 2018, the Company issued to Hercules Capital, Inc. a warrant to purchase up to 19,627 shares of its common stock at an exercise price of $10.19 per share, or the Fifth Amendment Warrant.

In connection with the First Amendment (as defined below), on August 5, 2020, the Company issued to Hercules Capital, Inc. a warrant to purchase up to 407,239 shares of its common stock at an exercise price of $4.42 per share, or the First Amendment Warrant.

The Second Amendment Warrants, Additional Warrant, Fifth Amendment Warrant, and the First Amendment Warrant, collectively referred to as the Warrants, may be exercised on a cashless basis. The Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years (or seven years, in the case of the Fifth Amendment Warrant and the First Amendment Warrant) from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the various agreements for the Warrants.

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

There are no shares of preferred stock issued or outstanding as of December 31, 2020 and 2019.

14.	Fair Value Measurements

Financial instruments, including cash, cash equivalents, restricted cash, money market funds, U.S. treasury securities, accounts receivable, accounts payable, and accrued expenses are carried on the consolidated financial statements at amounts that approximate fair value. The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date.  The fair value of the Company’s debt (including the Notes as defined in Note 16, Long-Term Debt), is $223.5 million as of December 31, 2020 and $191.3 million as of December 31, 2019. The fair value of the Company’s debt was determined using Level 3 inputs.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2020
Assets:
U.S. treasury securities	$20,005	$—	$—	$20,005
Total Assets	$20,005	$—	$—	$20,005

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2019
Assets:
U.S. treasury securities	$113,077	$—	$—	$113,077
Total Assets	$113,077	$—	$—	$113,077

15.	Stock-Based and Incentive Compensation

Certain employees, officers, directors, and consultants have been granted options and other equity instruments to purchase common shares under plans adopted in 2006, 2014 and 2015, or the 2006 Plan, the 2014 Plan, the 2015 Plan, respectively, the 2015 Inducement Plan and the 2017 Inducement Plan. Upon effectiveness of the 2015 Plan no further awards will be granted under the 2006 Plan and 2014 Plan.

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

2006 Plan

The 2006 Plan provided for the grant of incentive stock options, non-statutory stock options, restricted stock, performance share awards, performance stock units, dividend equivalents, restricted stock units, stock payments, deferred stock, performance-based awards and stock appreciation rights.   The 2006 Plan terminated on June 2, 2020.

As of December 31, 2020 and 2019, no additional shares remained available for issuance under the 2006 Plan.   All shares cancelled or forfeited during the years ended December 31, 2020 and 2019 became available for grant under the 2015 Plan.

2014 Plan

The 2014 Plan provided for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards to employees, officers, directors, and consultants of the Company.

During the year ended December 31, 2015, prior to the effectiveness of the 2015 Plan, the Company’s Board of Directors granted 24,000 stock options to directors, officers, employees and consultants to the 2014 Plan with time vesting provisions ranging from one to four years.  As of December 31, 2020 and 2019, no additional shares remained available for issuance the 2014 Plan. All shares cancelled or forfeited during the years ended December 31, 2020 and 2019 became available for grant under the 2015 Plan.

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

The number of shares available for issuance under the 2015 Plan was initially 1,200,000 shares, plus the number of shares that again become available for grant as a result of forfeited or terminated awards or shares withheld in satisfaction of the exercise price of withholding obligations associated with awards under the Prior Plans, not to exceed 2,000,000 shares. 2,325,828, 1,991,387, and 1,612,969 shares of common stock were automatically added to the shares authorized for issuance under the 2015 Plan on January 1, 2021, January 1, 2020, and January 1, 2019, respectively, pursuant to a “Share Reserve” provision contained in the 2015 Plan.  The Share Reserve will automatically increase on January 1st of each year, for the period commencing on (and including) January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur.

During the year ended December 31, 2018, the Company’s Board of Directors granted performance-based restricted stock units, or PRSU, awards to certain executives and employees of the Company and have vested or will vest as follows: (a)10/55 shall be earned and time vest on achievement of EMA filing preliminary validation, which occurred in October 2018, (b) 20/55 shall be earned and time vest on achievement of EMA approval of omadacycline, which was later modified by the Board of Directors to be earned and time vest upon the determination that Omadacycline has met the applicable conditions to be approvable by the EMA, which occurred in October 2019, and (c) 25/55 shall be earned on achievement of the launch of omadacycline in the U.S., which occurred in February 2019, and time vest on the date that is 15 months following such launch date. During the year ended December 31, 2020, 155,000 shares vested related to milestone (c) above, resulting in compensation cost of $0.1 million.

During the year ended December 31, 2019, the Company’s Board of Directors granted PRSU awards to certain executives and employees of the Company in February 2019 and July 2019 under the 2015 Plan that will vest as follows: (a) 25/60 and (b) 25/60, each, on certain net product revenue achievements and (c) the remaining 10/60 on certain other business achievements. Milestone (a) was achieved in September 2020 and vested in November 2020 and the Company believes it is probable that milestone (b) above will be achieved. The Company recognized stock-based compensation expense for a total of $1.4 million for milestones (a) and (b) during the year ended December 31, 2020 using the accelerated attribution method.  During the year ended December 31, 2020, the Company’s Board of Directors modified the vesting terms related to the PRSU awards that were expected to time vest on attainment of certain other business achievements. The modification resulted in the recognition of $0.2 million of stock-based compensation expense during the year ended December 31, 2020.

During the year ended December 31, 2020, the Company’s Board of Directors granted 103,900 stock options and 2,553,250 restricted stock units, or RSU, awards to directors, executives, and employees of the Company under the 2015 Plan. The stock option awards are generally subject to time-based vesting over a period of one to four years. The RSU awards granted to executives in February 2020 are subject to time-based vesting, with 1/3 of the shares vesting on December 10, 2020, or the Initial Vest Date, and an additional 1/3 of the shares vesting on the succeeding two anniversaries of the Initial Vesting Date. The RSU awards granted to non-executive employees of the Company in February 2020 are subject to time-based vesting and vest in three equal installments commencing on each of the one-year anniversaries of the grant date. The grants also included PRSU awards to certain executives and employees of the Company. The PRSU awards granted in February 2020 will vest as follows: (a) 25/55 on certain net product revenue achievements, (b) 15/55 on achievement of certain clinical milestones related to NUZYRA and (c) 15/55 on achievement of certain regulatory milestones related to NUZYRA.  The Company believes it is probable that milestone (b) above will be achieved. The Company recognized compensation cost for a total of $0.4 million for milestone (b) during the year ended December 31, 2020 using the accelerated attribution method.

200,565 RSUs and 1,123,643 stock options granted under the 2015 Plan were cancelled, forfeited or expired during the year ended December 31, 2020.

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

During the year ended December 31, 2020, the Company’s Board of Directors granted 44,050 stock options and 34,300 RSU awards to employees of the Company under the 2017 Inducement Plan. The stock option awards are generally subject to time-based vesting over a period of one to four years. The RSU awards are generally subject to time-based vesting, with 100% of the shares of common stock subject to the RSU award vesting three years from the grant date. 17,000 RSUs and 87,068 stock options granted under the 2017 Inducement Plan were forfeited during the year ended December 31, 2020.

Total shares available for future issuance under the 2015 Plan, 2015 Inducement Plan and 2017 Inducement Plan are 1,339,392, 306,500 and 428,733 shares, respectively, as of December 31, 2020.

A summary of stock option activity and related information through December 31, 2020 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted– Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding
Balances at December 31, 2019	3,236,073	$15.54	6.30	$90
Granted	147,950	4.37
Exercised	(39,479)	4.30
Cancelled or forfeited	(1,213,102)	19.83
Expired	(145,000)	20.85
Balances at December 31, 2020	1,986,442	$11.92	5.63	$1,748
Exercisable
December 31, 2020	1,717,030	$12.61	5.19	$1,356

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that were in the money at December 31, 2020 and 2019.

During the years ended December 31, 2020 and 2019, the Company granted stock options to purchase an aggregate of 147,950 shares and 196,560 shares of its common stock, under the equity plans described above, respectively, with weighted-average grant date fair values of options granted of $2.46 and $2.69 and respectively.

The total intrinsic value of stock options exercised was insignificant for the year ended December 31, 2020.  No stock options were exercised during the year ended December 31, 2019.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested balance at December 31, 2019	2,305,408	$7.66
Granted	2,587,550	3.56
Released	(1,281,968)	7.96
Forfeited	(217,565)	7.90
Unvested balance at December 31, 2020	3,393,425	$4.41

During the year ended December 31, 2020 the Company granted 2,587,550 restricted stock units with a weighted-average grant date fair value per share of $3.56.  During the year ended December 31, 2019 the Company granted 2,275,340 restricted stock units with a weighted-average grant date fair value per share of $6.01. The aggregate fair value of restricted shares that vested during the years ended December 31, 2020 and 2019 was $10.2 million and $12.1 million, respectively.

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

The relevant data used to determine the value of the stock option grants is as follows:

	Year Ended December 31,
	2020	2019
Volatility	63.1%	63.4%
Weighted average risk-free interest rate	0.9%	2.0%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	5.7	5.9

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019
Research and development expense	$2,130	$3,568
Selling, general and administrative expense	8,118	10,727
Total stock-based compensation expense	$10,248	$14,295

Total unrecognized stock-based compensation expense for all stock-based awards was $7.9 million at December 31, 2020. This amount will be recognized over a weighted-average period of 1.61 years.

2009 Employee Stock Purchase Plan

In June 2009, at the annual meeting of stockholders, the stockholders of the Company approved the 2009 Employee Stock Purchase Plan, or the 2009 ESPP. The Company’s 2009 ESPP is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions and during specified offering periods under the plan. The price of common stock purchased under the 2009 ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. As of December 31, 2020 and 2019, 36,539 shares were available for issuance under the 2009 ESPP. Since the Merger, the Company has not made the 2009 ESPP available to employees.

2018 Employee Stock Purchase Plan

The Company’s Board of Directors adopted, and in June 2018 Company’s stockholders approved, the Paratek Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan, or the 2018 ESPP. The 2018 ESPP was amended in October 2018 to change the commencement dates of the offering periods. The maximum aggregate number of shares of the Company’s common stock that may be purchased under the 2018 ESPP is 943,294 shares, or the ESPP Share Pool, subject to adjustment as provided for in the 2018 ESPP.  The ESPP Share Pool represented 3% of the total number of shares of our common stock outstanding as of March 31, 2018. The 2018 ESPP allows eligible employees to purchase shares during certain offering periods, which will be six -month periods commencing June 1 and ending November 30 and commencing December 1 and ending May 31 of each year.  The first offering under the 2018 ESPP was December 1, 2018. As of December 31, 2020, 570,277 shares remained available for issuance under the 2018 ESPP. During the year ended December 31, 2020, the Company issued 191,371 shares of common stock with proceeds of $0.6 million.

Reserved Shares

At December 31, 2020, the Company has reserved shares of common stock for future issuance as follows:

Number of Shares
Equity plans:
Shares subject to outstanding options and unvested restricted stock units	5,379,867
Shares available for future grants	2,074,625
Shares subject to warrants to purchase common stock	479,002
Shares issuable under employee stock purchase plan	606,816
Common stock issuable under outstanding convertible notes	10,377,361
Total	18,917,671

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

The incentive pool will be divided into two equal tranches with the first tranche vesting upon the Company’s achievement of cumulative net product revenues over $300.0 million by December 31, 2025, or Tranche 1, and the second tranche vesting upon the Company’s achievement of cumulative product revenues over $600.0 million by December 31, 2026, or Tranche 2.  Awards under the plan will vest annually in each tranche of a participant’s award in four equal installments on December 31, 2019, December 31, 2020, December 31, 2021, and December 31, 2022, subject to their continued employment with the Company through the applicable vesting date.  If a participant’s employment terminates prior to December 31, 2022 due to death or disability, the participant will automatically vest in an additional 25% of each tranche of his or her award.  Upon the achievement of a Tranche 1 or Tranche 2 milestone (but not a deemed achievement in connection with a change of control), each participant who has remained in continuous employment with the Company through December 31, 2022 will be 100% vested in the applicable tranche. In the event of a change of control of the Company prior to December 31, 2026, participants whose employment has terminated prior to such date will be eligible for payouts under the Plan based on the then-vested portion of their awards, and participants who have remained employed through the change of control will be deemed to have time vested in full in each tranche of their awards.

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

The Company will recognize the compensation cost over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance. The performance condition is not yet deemed probable; as such, no amounts were accrued under the Plan during the years ended December 31, 2020 and December 31, 2019.

16.	Long-Term Debt

R-Bridge Loan Agreement

On December 31, 2020, or the Closing Date, the Company, through its wholly-owned subsidiary PRTK SPV2 LLC, a Delaware limited liability company, or the Subsidiary, entered into a royalty and revenue interest-backed loan agreement, or the R-Bridge Loan Agreement, with an affiliate of R-Bridge Healthcare Investment Advisory, Ltd., or the R-Bridge Lender.  Pursuant to the terms of the R-Bridge Loan Agreement, the Subsidiary borrowed a $60.0 million term loan, secured by, and repaid with proceeds from, (i) royalties from the Zai Collaboration Agreement, and such royalties, or the Royalty Interest, and (ii) a revenue interest based on the Company’s U.S. sales of NUZYRA in an initial amount of two and a half percent (2.5%), which amount may adjust under certain circumstances up to five percent (5%), of the Company’s net U.S. sales, subject to an annual cap of $10.0 million, which may adjust under certain circumstances to $12.0 million, or the Revenue Interest.

Under the R-Bridge Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 7.0%, increasing to an annual rate of 10% during the continuance of any event of default.  Payments of the obligations outstanding under the R-Bridge Loan Agreement will be made quarterly, beginning with the payment due in respect of the quarter ending March 31, 2021, out of the Royalty Interest payments and Revenue Interest payments received by the Subsidiary during such quarter, or the Collection Amount.  On each payment date, after payment of certain expenses, the Collection Amount shall be applied first to accrued interest, with any excess up to $15.0 million per annum applied to repay principal until the balance is fully repaid, and any shortfalls being capitalized and added to the principal balance of the loan.  Amounts in excess of the $15.0 million annual cap shall be shared between the Company and the R-Bridge Lender based on a formula set out in the R-Bridge Loan Agreement.  Following repayment in full of the loan, the first $15.0 million per annum in Collection Amount shall be paid to the Company and any amounts in excess shall be shared between the Company and the R-Bridge Lender based on a formula set out in the R-Bridge Loan Agreement.

Prior to the eighth (8th) anniversary of the Closing Date, the R-Bridge Loan Agreement will automatically terminate once the Subsidiary has paid to the R-Bridge Lender, in the form of regularly scheduled payments or as a voluntary prepayment, a capped amount of $114.0 million, less principal, interest and certain fee payments through the date of such prepayment, or the Capped Amount.  From and after the eighth (8th) anniversary of the Closing Date, the Revenue Interest can be terminated by payment of the Capped Amount, but the Royalty Interest payments shall continue until maturity of the R-Bridge Loan Agreement on December 31, 2032, at which time, the outstanding principal amount of the loan, if any, together with any accrued and unpaid interest, and all other obligations then outstanding, shall be due and payable in cash by the Subsidiary.

The Company’s subsidiary, PRTK SPV1 LLC, a Delaware limited liability company and owner of the Subsidiary’s capital stock, has entered into a Pledge and Security Agreement in favor of the R-Bridge Lender, pursuant to which the Subsidiary’s obligations under the R-Bridge Loan Agreement are secured by PRTK SPV1 LLC’s pledge of all of the Subsidiary’s capital stock.

The R-Bridge Loan Agreement contains certain customary affirmative covenants, including those relating to: use of proceeds; maintenance of books and records; financial reporting and notification; compliance with laws; and protection of Company intellectual property. The R-Bridge Loan Agreement also contains certain customary negative covenants, barring the Subsidiary from: certain fundamental transactions; issuing dividends and distributions; incurring additional indebtedness outside of the ordinary course of business; engaging in any business activity other than related to the Zai Collaboration Agreement; and permitting any additional liens on the collateral provided to the R-Bridge Lender under the R-Bridge Loan Agreement. As of December 31, 2020, the Company was in compliance with all covenants under the R-Bridge Loan Agreement.

An ancillary agreement executed by the Company and the Subsidiary in respect of the Revenue Interest, contains negative covenants applicable to the Company, including restrictions on the sale or transfer of our assets related to NUZYRA and giving rise to the Revenue Interest, each subject to the exceptions set forth therein.

The R-Bridge Loan Agreement contains customary defined events of default, upon which any outstanding principal, unpaid interest, and other obligations of the Subsidiary, shall be immediately due and payable by the Subsidiary. These include: failure to pay any principal or interest when due; failure to the Capped Amount as and when due following a non-qualified change of control of the Company, any uncured breach of a representation, warranty or covenant; any uncured failure to perform or observe covenants; any uncured breach of our representations, warranties or covenants under an ancillary agreement executed by the Company and the Subsidiary in respect of the Royalty Interest; any termination of the Zai Collaboration Agreement; and certain bankruptcy or insolvency events. No events of default had occurred under the R-Bridge Loan Agreement through December 31, 2020.

The Company raised approximately $58.3 million in net proceeds in connection with the R-Bridge Loan Agreement, comprised of the $60.0 million term loan funded at execution, net of $1.1 million in lender fees accounted for as debt discount and $0.6 million in direct and incremental third-party expenses accounted for as debt issuance costs. The net proceeds of the term loan, together with cash on hand, was used to prepay in full all obligations outstanding under the A&R Loan and Security Agreement with Hercules (further defined below).

The Company evaluated the R-Bridge Loan Agreement for embedded derivatives pursuant to ASC 815, Derivatives and Hedging (ASC 815). The Company determined that the R-Bridge Loan Agreement represents a debt host due to its legal form. The Company concluded that the contingent put options that could require mandatory repayment upon the occurrence of an event of default, change of control, and certain other events are required to be bifurcated from the debt host instrument and accounted for separately as derivative instruments. Such features are not clearly and closely related to the debt host contract and a separate instrument with the same terms would be considered a derivative instrument subject to the requirements of ASC 815. However, the Company has determined that the fair value of these embedded derivatives is nominal at December 31, 2020 due to the estimated likelihood of the any of the associated events occurring. All other embedded features are not required to be accounted for separately because they are either clearly and closely related to the debt host instrument or qualify for a scope exception from ASC 815.

The accounting for the R-Bridge Loan Agreement requires the Company to make certain estimates and assumptions, particularly about future royalties under the Zai Collaboration Agreement and sales of NUZYRA in the U.S. Such estimates and assumptions are utilized in determining the expected repayment term, amortization period of the debt discount and issuance costs, accretion of interest expense and classification between current and long-term portions of amounts outstanding. The Company amortizes the debt discount and issuance costs to interest expense over the expected term of the arrangement using the interest method based on projected cash flows. Similarly, the Company classifies as current debt for the R-Bridge Loan Agreement, amounts that are expected to be repaid during the succeeding twelve months after the reporting period end. However, the repayment of amounts due under the R-Bridge Loan Agreement is variable because the cash flows to be utilized for periodic payments is a function of amounts received by the Company with respect to the Royalty Interest and the Revenue Interest. Accordingly, the estimates of the magnitude and timing of amounts to be available for debt service are subject to significant variability and thus, subject to significant uncertainty. Therefore, these estimates and assumptions are likely to change, which may result in future adjustments to the portion of the debt that is classified as a current liability, the amortization of debt discount and issuance costs and the accretion of interest expense.

The amount of principal to be repaid in each of the five succeeding years is not fixed and determinable.

Other amounts that may become due and payable under the R-Bridge Loan Agreement, including amounts shared between the parties with respect to cash flows received in excess of pre-defined thresholds, are recognized as additional interest expense when they become probable and estimable.

The following table summarizes the impact of the R-Bridge Loan Agreement on the Company’s consolidated balance sheets at December 31, 2020 (in thousands):

Gross proceeds	$60,000
Unamortized debt discount and issuance costs	(1,680)
Carrying Value	$58,320

No interest expense was recognized during the year ended December 31, 2020 due to the timing of deal effectiveness.

Hercules Loan Agreement

On June 27, 2019, the Company entered into an Amended and Restated Loan and Security Agreement, or the A&R Hercules Loan Agreement, with Hercules Technology III, L.P., certain other lenders, together, the Lenders, and Hercules Capital, Inc. (as agent), under which we could have borrowed up to $100.0 million in multiple tranches, each, a Term Loan Tranche. The A&R Hercules Loan Agreement amended and restated in its entirety the Company’s prior Loan and Security Agreement with the Lenders dated as of September 30, 2015. The modified terms under the A&R Hercules Loan Agreement were not considered substantially different as compared to the terms of the Hercules Loan Agreement immediately prior to the A&R Hercules Loan Agreement, pursuant to ASC 470-50, Modification and Extinguishment. As such, the A&R Hercules Loan Agreement was accounted for as a debt modification.

In connection with such loan agreements, the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P., a warrant to purchase 16,346 shares of common stock (32,692 shares of common stock in total) at an exercise price of $24.47 per share and a warrant to purchase 18,574 shares of common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per share. The Company also issued to Hercules Capital, Inc. a warrant to purchase up to 5,374 shares of common stock at an exercise price of $23.26 per share, as well as a warrant to purchase up to 19,627 shares of common stock at an exercise price of $10.19 per share.

On August 5, 2020, the Company entered into the First Amendment to the A&R Hercules Loan Agreement, or the First Amendment. Concurrently with the closing of the First Amendment, we repaid a Term Loan Tranche of $10.0 million and paid the Lenders the existing end of term charges equal to $2.5 million.  Following the closing of the First Amendment, $60.0 million of Term Loan Tranches remained outstanding and $30.0 million of additional Term Loan Tranches remained available to the Company, subject to approval by Hercules, in its sole discretion, whether to provide such tranches.  The First Amendment provided for an additional end of term charge equal to 1.95% of the issued principal balance of the Term Loan Tranches on September 1, 2022 or upon prepayment in addition to the $0.7 million end of term charge from the A&R Hercules Loan agreement that is due on August 1, 2020 or upon prepayment. The First Amendment increased the cash interest rate with respect to the Term Loan Tranches to a floating per annum rate equal to the greater of (i) 8.85% or (ii) the prime rate as reported from time to time in The Wall Street Journal plus 5.35%, and provided for the payment of additional “paid-in-kind” interest by the Company under the First Amendment at a fixed per annum rate equal to 1.55%, compounding monthly and payable at maturity or upon prepayment.

The First Amendment extended the date on which the Company was required to begin making monthly principal installments on the outstanding Term Loan Tranches from January 1, 2021 to January 1, 2022 (which could have been extended to July 1, 2022 or January 1, 2023, upon certain events set forth in the First Amendment), and extended the scheduled maturity of the Term Loan Tranches from August 1, 2022 to September 1, 2022 (which could have been extended to March 1, 2023 or September 1, 2023, upon certain events set forth in the First Amendment).

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

The modified terms under the First Amendment were not considered substantially different as compared to the terms of the A&R Hercules Loan Agreement immediately prior to the First Amendment, pursuant to ASC 470-50, Modification and Extinguishment. As such, the A&R Hercules Loan Agreement was accounted for as a debt modification.

In connection with the First Amendment, the Company issued an additional warrant to Hercules Capital, Inc. that is exercisable for a minimum of up to 407,239 shares of common stock at an exercise price of $4.42 per share.

On December 31, 2020, the Company used the proceeds from the sale of the Royalty Interest and Revenue Interest from the R-Bridge Loan, together with cash on hand, to prepay in full all obligations outstanding of $62.7 million under the A&R Hercules Loan Agreement. Repayment of all amounts outstanding under the A&R Hercules Loan Agreement qualified as an extinguishment of debt, under ASC 470-50, Modification and Extinguishment, on the date the payment was made in satisfaction of all amounts due and we were unconditionally relieved of our obligations therein. Extinguishment loss is calculated as the difference between the reacquisition price of $62.7 million and the carrying value of the extinguished debt of $60.3 million, net of unamortized debt discount and unamortized debt issuance costs. Accordingly, we recorded a $2.4 million loss on extinguishment of debt as a component of other income and expenses in our consolidated statements of operations and comprehensive loss during the year ended December 31, 2020. The loss on extinguishment of debt of $2.4 million consisted of the following: (i) $1.3 million related to end of term fees, (ii) $1.0 million related to the write-off of unamortized debt discount and (iii) an insignificant amount related to the write-off of unamortized debt issuance costs. Upon repayment, the A&R Hercules Loan Agreement was terminated pursuant to which the Company was unconditionally released from all obligations thereunder. In connection with the termination of the A&R Hercules Loan Agreement, the $30.0 million of additional Term Loan Tranches is no longer available to the Company.

The following table summarizes the impact of the A&R Hercules Loan Agreement on the Company’s consolidated balance sheets at December 31, 2019 (in thousands):

Gross proceeds	$70,000
Unamortized debt discount costs	(361)
Carrying Value	$69,639

Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

The Company recognized interest expense of $7.3 million and $6.8 million on the A&R Hercules Loan for the years ended December 31, 2020 and 2019, respectively.

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

The Company has evaluated the Indenture for derivatives pursuant to ASC 815, Derivatives and Hedging, or ASC 815, and identified an embedded derivative that requires bifurcation as the feature is not clearly and closely related to the host instrument. The embedded derivative is a default provision, which could require additional interest payments. The Company has determined that the fair value of this embedded derivative was nominal during the year ended December 31, 2020.

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

The following table summarizes how the issuance of the Notes is reflected in the Company’s consolidated balance sheets at December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Gross proceeds	$165,000	$165,000
Unamortized debt discount costs	(3,578)	(4,531)
Carrying Value	$161,422	$160,469

Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

The Company recognized coupon interest expense of $7.8 million and amortization expense on the debt issuance costs of $1.0 million on the Notes for the year ended December 31, 2020. The Company recognized coupon interest expense of $7.8 million and amortization expense on the debt issuance costs of $0.9 million on the Notes for the year ended December 31, 2019.

Royalty-Backed Loan Agreement

On February 25, 2019, the Company, through its wholly-owned subsidiary Paratek Royalty Corporation, or the Subsidiary, entered into a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, with Healthcare Royalty Partners III, L.P., or the HCRP Lender. Pursuant to the terms of the Royalty-Backed Loan Agreement, the Subsidiary borrowed a $32.5 million loan, which was secured by, and is being repaid based upon, royalties from the Almirall Collaboration Agreement. On May 1, 2019, the Company received $27.8 million, net of $0.5 million lender discount, $0.2 million in lender expenses incurred, and $4.0 million that was deposited into an interest reserve account. The Company also paid $1.2 million in other lender fees related to the Royalty-Backed Loan Agreement.

Under the Royalty-Backed Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 12.0%.  Payments of interest under the Royalty-Backed Loan Agreement will be made quarterly, beginning in August 2019, using the Almirall Collaboration Agreement royalty payments received since the immediately preceding payment date. On each interest payment date, any royalty payments in excess of accrued interest on the loan will be used to repay the principal of the loan until the balance is fully repaid.  In addition, the Subsidiary will make up-front payments to the HCRP Lender of (i) a 1.5% fee and (ii) up to $300,000 for the HCRP Lender’s expenses. The Royalty-Backed Loan Agreement matures on May 1, 2029, at which time, if not earlier repaid in full, the outstanding principal amount of the loan, together with any accrued and unpaid interest, and all other obligations then outstanding, shall be due and payable in cash. The Company has entered into a Pledge and Security Agreement in favor of the HCRP Lender, pursuant to which the Subsidiary’s obligations under the Royalty-Backed Loan Agreement are secured by a pledge of all of the Company’s holdings of the Subsidiary’s capital stock.

The Royalty-Backed Loan Agreement contains certain customary affirmative covenants, including those relating to: use of proceeds; maintenance of books and records; financial reporting and notification; compliance with laws; and protection of Company intellectual property. The Royalty-Backed Loan Agreement also contains certain customary negative covenants, barring the Subsidiary from: certain fundamental transactions; issuing dividends and distributions; incurring additional indebtedness outside of the ordinary course of business; engaging in any business activity other than related to the Almirall Collaboration Agreement; and permitting any additional liens on the collateral provided to HCRP Lender under the Royalty-Backed Loan Agreement.

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

The following table summarizes the impact of the Royalty-Backed Loan Agreement on the Company’s consolidated balance sheets for the years ended December 31, 2020 and December 31, 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Gross proceeds	$32,500	$32,500
Unamortized debt discount costs	(1,768)	(1,880)
Carrying Value	$30,732	$30,620

Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

The Company recognized interest expense of $4.0 million and $2.7 million on the Royalty-Backed Loan for the years ended December 31, 2020 and 2019, respectively.

Long-term debt on the Company’s consolidated balance sheets at December 31, 2020 includes the carrying value of the R-Bridge Loan Agreement, the Notes and the Royalty-Backed Loan Agreement. Long-term debt on the Company’s consolidated balance sheets at December 31, 2019 includes the carrying value of the A&R Hercules Loan Agreement, the Notes and the Royalty-Backed Loan Agreement.

17.	Income Taxes

Loss before income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2020	2019
United States	$(96,541)	$(120,302)
Foreign	—	(8,187)
Total	$(96,541)	$(128,489)

The components of income tax expense consist of the following:

	Year Ended December 31,
(in thousands)	2020	2019
Foreign	$—	$301
Total	$—	$301

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

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Federal statutory rate	21.00%	21.00%
Change in valuation allowance	(14.95)	(20.43)
Non-deductible interest	(1.91)	(1.43)
Stock compensation	(2.72)	(3.00)
Permanent differences	(1.20)	(0.03)
State taxes, net of federal benefits	(0.86)	4.07
Withholding tax	—	(0.23)
Foreign rate differential	—	(1.34)
Federal R&D credits	0.64	1.06
Other	—	0.10
	0.00%	(0.23)%

Significant components of the Company’s net deferred tax assets at December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Non-current deferred tax assets
Net operating losses	$147,305	$125,341
Accrued expenses	2,480	2,869
Capitalized research and development	12,446	17,195
Tax credit carryforwards	13,968	13,413
Stock compensation and other	5,931	9,043
Total non-current deferred tax assets	182,130	167,861
Non-current deferred tax liabilities
Right of use assets	(486)	(668)
Total non-current deferred tax liabilities	(486)	(668)
Net non-current deferred tax asset	181,644	167,193
Less: valuation allowance	(181,644)	(167,193)
Net deferred tax asset	$—	$—

As of December 31, 2020, the Company had federal and state net operating loss carryforwards of $574.7 million and $422.7 million, respectively, which begin to expire in 2024 and 2034, respectively.  The Company's federal and state net operating losses include $294.9 million and $65.4 million, respectively, which can be carried forward indefinitely.

As of December 31, 2020, the Company had federal and state research and development tax credits carryforwards of $12.4 million and $2.0 million, respectively, which begin to expire in 2020.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are composed principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of $181.6 million and $167.2 million, respectively, was established as of December 31, 2020 and 2019. A change in the Company's valuation allowance was recorded in 2020, in the amount of $14.5 million due primarily to the generation of net operating losses.

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

The Company completed a study of its research and development credits through December 31, 2017. As a result of this study the Company adjusted its deferred tax asset related to research and development credit carryforwards. The Company has not identified or recorded any uncertain tax positions related to this study. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheets or statements of operations if an adjustment were required.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The earliest tax years that remain subject to examination by jurisdiction is 2017 for both federal and Massachusetts. However, to the extent the Company utilizes net operating losses from years prior to 2017, the statute remains open to the extent of the net operating losses or other credits are utilized. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. There was no interest or penalties pertaining to uncertain tax positions in 2020 or 2019.

18.	Commitments and Contingencies

Leases

Boston, Massachusetts and King of Prussia, Pennsylvania

The Company leases its Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases expiring in August 2021 and 2024, respectively.

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

CIPAN

In November 2016, the Company entered into a manufacturing and services agreement, or MSA, with CIPAN – Companhia Industrial Produtora de Antibióticos, or CIPAN, which was later amended and restated in April of 2018, and further amended and restated in February 2019, December 2019, July 2020, and December 2020, collectively, the CIPAN Agreements. The CIPAN Agreements provide the terms and conditions under which CIPAN will manufacture and supply to the Company increased quantities of minocycline starting material and crude omadacycline, or the CIPAN Products, for purification into omadacycline and, subsequently, for use in the Company’s products that contain omadacycline tosylate as the active pharmaceutical ingredient.

Additionally, the CIPAN Agreements included an investment by the Company in a new facility area to increase the manufacturing capacity for production of crude omadacycline. The Company was required to make advance payments to CIPAN upon completion of certain milestones within the CIPAN Agreements.

The term of the CIPAN Agreements will continue throughout the term that the Company receives benefit from the new facility area.  The Company may renew the CIPAN Agreements for additional periods and can terminate the CIPAN Agreements at any time by delivery, within a certain time period, of prior written notice to CIPAN. Following the first renewal term, CIPAN may terminate the MSA in its entirety by delivery, within a certain time period, of prior written notice to the Company.

Under the CIPAN Agreements, the Company will purchase product in batches from CIPAN in quantities to be set forth on purchase orders submitted to CIPAN, within a certain time period, prior to the requested date of delivery. The Company will provide CIPAN with a rolling forecast with a best estimate of the quantities that will be ordered each month. The quantities of product forecasted for each forecast are binding obligations to purchase from CIPAN.  Upon execution of the CIPAN Agreements, the Company determined that the CIPAN Agreements contain an embedded lease because the Company has the right to direct the use of the facility and related equipment therein. Further, the Company determined that it did not control the facility or related equipment during construction and, thus, the lease did not fall in the scope of “build-to-suit” accounting. The lease commenced during the fourth quarter of 2020, the point at which the new facility area and the related equipment was available for use by the Company.  Accordingly, during the year ended December 31, 2020, the Company recorded a right-of-use asset of $0.4 million, adjusted for the advance payments, and a lease liability of $0.3 million.

For the year ended December 31, 2020, the Company recorded insignificant operating lease costs related CIPAN embedded lease. The operating lease costs of the embedded lease were included in inventories, net on the Company’s consolidated balance sheet.

The following table contains a summary of the lease costs recognized under Topic 842 and other information pertaining to the Company’s operating leases for year ended December 31, 2020:

Lease cost (in thousands)
Operating lease cost	$1,120
Variable lease cost	131
Total lease cost	$1,251
Cash paid for amounts included in the measurement of lease liabilities:	$1,178

Other information
Weighted average remaining lease term (in years)	3.0
Weighted average discount rate	8.75%

Amounts above include an insignificant amount of lease costs associated with our CIPAN embedded lease arrangement for the year ended December 31, 2020, which have been capitalized into inventory as part of the cost of product being manufactured at the site.

Future minimum operating lease obligations under non-cancelable operating leases with initial terms of more than one-year as of December 31, 2020, are as follows:

Maturity of lease liabilities (in thousands)
2021	$1,241
2022	508
2023	518
2024 and thereafter	396
Total lease payments	$2,663
Less: imputed interest	(292)
Total operating lease liabilities	$2,371

The total operating liability is presented on the Company’s consolidated balance sheet based on maturity dates. $0.8 million of the total operating liabilities is classified under “Other Current Liabilities” for the portion due within twelve months, and $1.5 million is classified under “Long-Term Lease Liability”.

Commercial Supply Agreements

CIPAN

In November 2016, the Company entered into a manufacturing and services agreement with CIPAN – Companhia Industrial Produtora de Antibióticos, or CIPAN. The agreement, as subsequently amended, provides the terms and conditions under which CIPAN will manufacture and supply to the Company increased quantities of minocycline starting material and crude omadacycline, or the CIPAN Products, for purification into omadacycline and, subsequently, for use in the Company’s products that contain omadacycline tosylate as the active pharmaceutical ingredient. Under this agreement, the Company is obligated to pay a CIPAN Product price in the four-digit U.S. dollar range per kilogram for minocycline starting material and in the four-digit or five-digit U.S. dollar range per kilogram for crude omadacycline, based on the annual volume of crude omadacycline that the Company orders, subject to adjustments as set forth in the agreement. In April 2018, the Company entered into an amended and restated manufacturing and services agreement with CIPAN, which included an investment by the Company in a new facility area to increase the manufacturing capacity for production of crude omadacycline. CIPAN will also perform certain services related to development, technology transfer and manufacturing of the CIPAN Products as provided in one or more statements of work, which shall set forth the fees payable by the Company to CIPAN for such services.

The Company’s agreement with CIPAN will remain in effect for an initial term, as extended, after which the agreement will continue, with respect to each CIPAN Product, for successive renewal terms unless either the Company or CIPAN have given written notice of termination within a certain period prior to the expiration of either the initial or then-current renewal term. The agreement may also be terminated under certain other circumstances, including by either party due to a material uncured breach by the other party or the other party’s insolvency.

Carbogen

In December 2016, the Company entered into a manufacturing and services agreement with CARBOGEN AMCIS AG, or Carbogen. The agreement, as subsequently amended, provides for the terms and conditions under which Carbogen will manufacture and supply to the Company the active pharmaceutical ingredient for our omadacycline drug products in bulk quantities, or the Carbogen Product. Under this agreement, the Company is responsible for the cost and supply of crude omadacycline that Carbogen requires to manufacture the Carbogen Products and perform related services. The Company is obligated to pay Carbogen an amount in the seven-digit U.S. dollar range per campaign of Carbogen Product that the Company orders, depending on the number of batches in the campaign, and the price may be adjusted in accordance with the terms of the agreement. The Company may also request that Carbogen perform certain services related to the Carbogen Product, for which the Company will pay reasonable compensation to Carbogen.

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

Almac

In December 2016, the Company entered into a manufacturing and services agreement with Almac Pharma Services Limited, or Almac. The agreement, as subsequently amended, provides for the terms and conditions under which Almac will manufacture, package and supply to the Company omadacycline oral solid dosage tablets in bulk form, or the Almac Products. Under this agreement, the Company is required to use commercially reasonable efforts to timely provide Almac with the active pharmaceutical ingredient needed to manufacture the Almac Products and perform related services. The Company is obligated to pay a supply price in the five-digit range in Great Britain Pounds per batch of the Almac Products, subject to adjustments as provided in the agreement. The Company is also subject to an annual minimum revenue commitment in the six-digit GBP range. The Company will also negotiate with Almac, as part of each individual scope of work, the reasonable costs for the services to be performed for the Company by Almac.

Each of the Company’s agreements with Almac will remain in effect for a fixed initial term, after which each agreement will continue for successive renewal terms unless either the Company or Almac have given written notice of termination within a certain period prior to the expiration of the initial or then-current renewal term. The manufacturing agreement may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency.

Patheon

In July 2017, the Company entered into a master manufacturing services agreement and corresponding product agreement with Patheon UK Limited, or Patheon.   The agreements, as subsequently amended, provide for the terms and conditions under which Patheon will manufacture, package and supply to the Company, omadacycline in injectable form, or the Patheon Products. Under these agreements, the Company is required to deliver to Patheon the active pharmaceutical ingredient needed to manufacture the Patheon Products. The Company is obligated to pay a supply price in the six-digit dollar range per batch of the Patheon Products, subject to adjustments as provided in the agreements. Now that the Company’s omadacycline product has been approved, the Company is also subject to an annual minimum purchase requirement in the six-digit U.S. dollar range. If the Company desires for Patheon to conduct additional services other than those expressly set forth in the agreements, those would be subject to additional fees.

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

Other Legal Proceedings

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually, or in the aggregate, a material adverse effect on its results of operations or financial condition. The Company does not believe that any of the above matters will result in a liability that is probable or estimable at December 31, 2020.

19.	401(k) Savings Plan

The Company maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Savings Plan’s matching formula. All matching contributions and participant contributions vest immediately. Contributions totaled $0.8 million and $0.9 million for the years ended December 31, 2020 and 2019, respectively and have been recorded in the consolidated statements of operations.

20.	Quarterly Results (Unaudited)

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands, except per share data)
	(unaudited)
Revenue	$7,920	$9,326	$13,659	$16,019
Operating expenses	31,498	27,772	29,606	33,552
Loss from operations	(23,578)	(18,446)	(15,947)	(17,533)
Other expense, net	(4,039)	(4,613)	(4,908)	(7,477)
Provision for income tax	—	—	—	—
Net loss	$(27,617)	$(23,059)	$(20,855)	$(25,010)
Net loss per share - basic and diluted	$(0.66)	$(0.53)	$(0.46)	$(0.54)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands, except per share data)
	(unaudited)
Revenue	$1,598	$2,045	$3,934	$8,967
Operating expenses	34,914	32,166	32,944	32,149
Loss from operations	(33,316)	(30,121)	(29,010)	(23,182)
Other expense, net	(2,294)	(3,080)	(3,604)	(3,882)
Provision for income tax	—	—	—	301
Net loss	$(35,610)	$(33,201)	$(32,614)	$(27,365)
Net loss per share - basic and diluted	$(1.10)	$(1.02)	$(1.00)	$(0.81)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management, including our Chief Executive Officer and Principal Financial and Accounting Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2020 fiscal year pursuant to Regulation 14A for our 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, and the information to be included in the 2021 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2021 Proxy Statement and is hereby incorporated by reference.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a code of business conduct and ethics. The code of business conduct and ethics applies to all of our employees, officers and directors. The full texts of our code of business conduct and ethics are posted on our website at http://www.paratekpharma.com under the Investor Relations section. We intend to disclose future amendments to our code of business conduct and ethics, or certain waivers of such provisions, at the same location on our website identified above and also in public filings. The inclusion of our website address in this report does not include or incorporate by reference the information on our website into this report.

Item 11.	Executive Compensation

The information required by this item will be contained in the 2021 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2021 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2021 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the 2021 Proxy Statement and is hereby incorporated by reference.

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

(a)(3) Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization by and among Transcept Pharmaceuticals, Inc., Tigris Merger Sub, Inc., Tigris Acquisition Sub, LLC and Paratek Pharmaceuticals, Inc. dated as of June 30, 2014.	Form 8-K	001-36066	2.1	July 1, 2014

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock.	Form 8-K	001-36066	3.1	July 24, 2015

3.4	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	December 13, 2016

4.3	Form of Warrant Agreement issued to Hercules Capital, Inc.	Form 8-K	001-36066	4.1	June 29, 2017

4.4	Warrant Agreement issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.5	August 2, 2018

4.5	Warrant, dated as of April 7, 2014, issued to HBM Healthcare Investments (Cayman) Ltd.	Form 10-K	001-36066	10.22	April 2, 2015

4.6	Warrant, dated as of April 18, 2014 issued to K/S Danish BioVenture.	Form 10-K	001-36066	10.23	April 2, 2015

4.7	Warrant, dated as of April 7, 2014 issued to Omega Fund III, L.P.	Form 10-K	001-36066	10.24	April 2, 2015

4.8	Indenture, dated as of April 23, 2018, by and between the Company and U. S. Bank National Association (including the form of the 4.75% Convertible Senior Subordinated Note due 2024).	Form 8-K	001-36066	4.1	April 23, 2018

4.9	Form of 4.75% Convertible Senior Subordinated Note due 2024 (included in Exhibit 4.9)	Form 8-K	001-36066	4.1	April 23, 2018

4.10	Description of Securities	Form 10-K	001-36066	4.11	March 10, 2020

4.11	Warrant Agreement, dated as of August 5, 2020 issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.9	August 10, 2020

10.1A+	2006 Incentive Award Plan, as amended and restated.	Form 10-K	001-36066	10.1A	March 9, 2016

10.1B+	Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan.	Form S-8	333-172041	99.2	February 3, 2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.1C+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2006 Incentive Award Plan, as amended.	Form 8-K	001-36066	10.1	February 10, 2015

10.2+	2009 Employee Stock Purchase Plan.	Form 8-K	000-51967	10.1	June 9, 2009

10.3+	2018 Employee Stock Purchase Plan, as amended.	Form 10-Q	001-36066	10.4	November 6, 2018

10.4A+	2014 Equity Incentive Plan, as amended.	Form S-8	333-201204	4.1	December 22, 2014

10.4B+	Form of Option Agreement under the 2014 Equity Incentive Plan, as amended.	Form S-8	333-201204	4.2	December 22, 2014

10.5A+	2015 Inducement Plan.	Form 8-K	001-36066	10.2	February 10, 2015

10.5B+	Form of Stock Option Grant Notice and Option Agreement under the 2015 Inducement Plan.	Form 8-K	001-36066	10.3	February 10, 2015

10.6A+	Paratek Pharmaceuticals, Inc. 2017 Inducement Plan, as amended	Form 8-K	001-36066	10.1	October 18, 2018

10.6B+	Form of Stock Option Grant Notice and Option Agreement under the 2017 Inducement Plan.	Form 8-K	001-36066	10.2	June 16, 2017

10.6C+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Inducement Plan.	Form 8-K	001-36066	10.3	June 16, 2017

10.7A+	2015 Equity Incentive Plan	Form S-8	333-205482	99.5	July 2, 2015

10.7B+	Form of Stock Option Grant Notice and Option Agreement under the 2015 Equity Incentive Plan	Form S-8	333-205482	99.6	July 2, 2015

10.7C+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.	Form S-8	333-205482	99.7	July 2, 2015

10.7D+	Form of Leadership Team Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.	Form 8-K	001-36066	10.1	August 4, 2017

10.7E+	Form of Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.	Form 10-K	001-36066	10.6E	March 6, 2018

10.7F+	Form of Director Stock Option Grant Notice and Option Agreement under the 2015 Equity Incentive Plan.	Form 10-K	001-36066	10.6F	March 6, 2018

10.8+	Paratek Pharmaceuticals, Inc. Annual Incentive Plan.	Form 8-K	001-36066	10.4	June 16, 2017

10.9*+	Non-Employee Director Compensation Policy.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.10A+	Revenue Performance Incentive Plan	Form 8-K	001-36066	10.1	October 4, 2018

10.10B+	Form of Award Agreement under the Revenue Performance Incentive Plan	Form 8-K	001-36066	10.2	October 4, 2018

10.11+	Form of Indemnification Agreement between the Company, its executive officers and directors.	Form 10-K	001-36066	10.8	March 9, 2016

10.12†	Collaborative Research and License Agreement by and between the Company and Warner Chilcott, dated as of July 2, 2007.	Form 10-K	001-36066	10.16	April 2, 2015

10.13†	License and Collaboration Agreement by and between Paratek Bermuda Ltd. and Zai Lab (Shanghai) Co., Ltd., dated April 21, 2017.	Form 10-Q	001-36066	10.11	August 2, 2017

10.14*^	License Agreement by and between the Company and Tufts University dated as of February 1, 1997, as amended.

10.15	Amendment No. 10, dated as of March 21, 2017, to the License Agreement by and between the Company and Tufts University	Form 10-Q	001-36066	10.1	May 4, 2017

10.16†	Amendment No. 11, dated as of November 15, 2017, to the License Agreement by and between the Company and Tufts University	Form 10-K	001-36066	10.19	March 6, 2018

10.19+	Amended and Restated Employment Agreement, by and between the Company and Michael F. Bigham, dated as of June 25, 2019.	Form 10-Q	001-36066	10.2	August 6, 2019

10.20+	Amended and Restated Employment Agreement, by and between the Company and Evan Loh, M.D., dated as of June 25, 2019.	Form 10-Q	001-36066	10.3	August 6, 2019

10.21+	Amended and Restated Employment Agreement, by and between the Company and Adam Woodrow, dated as of June 25, 2019.	Form 10-Q	001-36066	10.4	August 6, 2019

10.22	Amended and Restated Employment Agreement, by and between the Company and William M. Haskel, dated as of August 4, 2017.	Form 10-Q	001-36066	10.2	November 8, 2017

10.23	Stock Purchase Agreement dated October 1, 2015, by and between Paratek Pharmaceuticals, Inc. and Hercules Technology Growth Capital, Inc.	Form 8-K	001-36066	10.1	October 5, 2015

10.24	Boston Lease Agreement between Paratek Pharma LLC and TDC Heritage LLC, dated as of April 24, 2015, as amended.	Form 10-Q	001-36066	10.3	May 4, 2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.25	King of Prussia Lease Agreement between Paratek Pharma LLC and Atlantic American Properties Trust, dated as of January 23, 2015, as amended.	Form 10-Q	001-36066	10.2	May 4, 2017

10.26†	Manufacturing and Services Agreement by and between the Company and Almac Pharma Services Limited, dated as of December 30, 2016.	Form 10-K/A	001-36066	10.27	May 5, 2017

10.27†	Amended and Restated Manufacturing and Services Agreement, by and between the Company and CIPAN - Companhia Industrial Produtora de Antibióticos, S.A., dated as of April 18, 2018.	Form 10-Q	001-36066	10.2	August 2, 2018

10.28†	First Amendment of Amended and Restated Manufacturing and Services Agreement, by and between the Company and CIPAN – Companhia Industrial Produtora de Antibióticos, S.A., dated as of February 18, 2019.	Form 10-K	001-36066	10.33	March 6, 2019

10.29†	Outsourcing Agreement by and between the Company and CARBOGEN AMCIS AG, dated as of December 30, 2016.	Form 10-K/A	001-36066	10.29	May 5, 2017

10.30†	First Amendment of Outsourcing Agreement, by and between the Company and CARBOGEN AMCIS AG, dated as of December 18, 2018.	Form 10-K	001-36066	10.35	March 6, 2019

10.31†	Master Manufacturing Service Agreement by and between the Company and Patheon UK Limited dated as of July 28, 2017 and Product Agreement by and between the Company and Patheon UK Limited dated as of July 28, 2017.	Form 10-Q/A	001-36066	10.12	November 6, 2017

10.32^	Amendment Agreement - Amendment No. 1 to Patheon Product Agreement by and between the Company and Patheon UK Limited dated as of January 1, 2019.	Form 10-Q	001-36066	10.1	May 8, 2019

10.33	Loan Agreement by and between the Company and Healthcare Royalty Partners III, L.P. dated as of February 25, 2019.	Form 10-Q	001-36066	10.2	May 8, 2019

10.34	Amended and Restated Loan and Security Agreement, dated June 27, 2019, by and among Paratek Pharmaceuticals, Inc., Paratek Pharma, LLC, Hercules Technology III and certain other lenders, and Hercules Capital Inc. as agent.	Form 8-K	001-36066	10.1	July 2, 2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.35^	Contract, dated as of December 18, 2019, between Paratek Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.	Form 10-K	001-36066	10.35	March 10, 2020

10.36^	Notice of Assignment to Affiliate for License and Collaboration Agreement by and between Paratek Bermuda Ltd. and Zai Lab (Shanghai) Co., Ltd., dated as of December 19, 2019.	Form 10-K	001-36066	10.36	March 10, 2020

10.37	First Amendment to the 2019 Amended and Restated Loan and Security Agreement, dated August 5, 2020, by and among Paratek Pharmaceuticals, Inc., Paratek Pharma, LLC, certain qualified subsidiaries, certain other lenders and Hercules Capital, Inc..	Form 10-Q	001-36066	10.1	August 10, 2020

10.38	Loan Agreement, dated as of December 31, 2020, by and between R-Bridge Healthcare Cayman AIV, L.P., as Lender, and PRTK SPV2 LLC, as Borrower.	Form 8-K	001-36066	10.1	January 4, 2021

10.39	Revenue Interest Purchase Agreement, dated as of December 31, 2020, by and between Paratek Pharmaceuticals, Inc., as Seller, and PRTK SPV2 LLC, as Company.	Form 8-K	001-36066	10.2	January 4, 2021

10.40	Contribution and Servicing Agreement, dated as of December 31, 2020, by and between Paratek Pharmaceuticals, Inc., as Contributor, and PRTK SPV2 LLC, as Company.	Form 8-K	001-36066	10.3	January 4, 2021

10.41^	First Amendment to the Manufacturing and Services Agreement, by and between the Company and Almac Pharma Services Limited, dated as of September 4, 2020.	Form 8-K	001-36066	10.4	January 4, 2021

10.42^	Second Amendment to the Manufacturing and Services Agreement, by and between the Company and Almac Pharma Services Limited, dated as of January 1, 2021.	Form 8-K	001-36066	10.5	January 4, 2021

10.43^	Second Amendment to the Amended and Restated Manufacturing and Services Agreement, by and between the Company and CIPAN - Companhia Industrial Produtora de Antibióticos, S.A., dated as of December 20, 2019.	Form 8-K	001-36066	10.6	January 4, 2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.44^	Third Amendment to the Amended and Restated Manufacturing and Services Agreement, by and between the Company and CIPAN - Companhia Industrial Produtora de Antibióticos, S.A., dated as of July 28, 2020.	Form 8-K	001-36066	10.7	January 4, 2021

10.45^	Fourth Amendment to the Amended and Restated Manufacturing and Services Agreement, by and between the Company and CIPAN - Companhia Industrial Produtora de Antibióticos, S.A., dated as of December 16, 2020.	Form 8-K	001-36066	10.8	January 4, 2021

10.46^	First Amendment of Manufacturing and Services Agreement, by and between the Company and Patheon UK Limited, dated as of June 1, 2019.	Form 8-K	001-36066	10.9	January 4, 2021

10.47^	Second Amendment of Manufacturing and Services Agreement, by and between the Company and Patheon UK Limited, dated as of December 18, 2020.	Form 8-K	001-36066	10.10	January 4, 2021

10.48	Amendment No. 2 to the Product Agreement, by and between the Company and Patheon UK Limited, dated as of June 1, 2019.	Form 8-K	001-36066	10.11	January 4, 2021

10.49^	Amendment No. 3 to the Product Agreement, by and between the Company and Patheon UK Limited, dated as of July 1, 2020.	Form 8-K	001-36066	10.2	January 4, 2021
10.50*^

Modification of Contract, dated as of March 27, 2020, between Paratek Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.

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

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
^	Certain confidential information contained in this exhibit has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+	Management contract or compensatory plan, contract or arrangement.

(b) Exhibits

See Exhibits listed under Item 15(a)(3) above.

(c) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, State of Massachusetts, on the 29th day of March, 2021.

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

Signature	Title	Date

/s/ Evan Loh, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2021
Evan Loh, M.D.

/s/ Sarah Higgins	Vice President, Finance and Controller (Principal Financial and Accounting Officer)	March 29, 2021
Sarah Higgins

/s/ Michael F. Bigham	Executive Chairman of the Board of Directors	March 29, 2021
Michael F. Bigham

/s/ Thomas J. Dietz, Ph.D.	Director	March 29, 2021
Thomas J. Dietz, Ph.D.

/s/ Timothy R. Franson, M.D.	Director	March 29, 2021
Timothy R. Franson, M.D.

/s/ Rolf K. Hoffmann	Director	March 29, 2021
Rolf K. Hoffmann

/s/ Kristine Peterson	Director	March 29, 2021
Kristine Peterson
/s/ Robert S. Radie	Director	March 29, 2021
Robert S. Radie

/s/ Jeffrey Stein, Ph.D.	Director	March 29, 2021
Jeffrey Stein, Ph.D.