Form 10-Q
period 2021-03-31
Paratek Pharmaceuticals, Inc.
filed 2021-05-17
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2021 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 30, 2021, there were 46,928,028 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and par value amounts)

(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$103,450	$105,157
Marketable securities	—	20,005
Restricted cash	424	891
Accounts receivable, net	15,858	11,878
Inventories, net	14,207	14,555
Other receivables	2,680	3,855
Prepaid and other current assets	5,212	7,776
Total current assets	141,831	164,117
Fixed assets, net	970	964
Goodwill	829	829
Right-of-use assets	1,774	2,010
Other long-term assets	13,873	8,933
Total assets	$159,277	$176,853
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$4,045	$1,813
Accrued expenses	17,630	20,826
Other current liabilities	1,282	1,314
Total current liabilities	22,957	23,953
Long-term debt	250,809	250,474
Long-term lease liabilities	1,442	1,544
Other liabilities	3,077	3,142
Total liabilities	278,285	279,113
Commitments and contingencies (Note 17)
Stockholders’ deficit
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 46,907,228 and 46,516,567 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	47	46
Additional paid-in capital	707,090	705,489
Accumulated other comprehensive income	—	4
Accumulated deficit	(826,145)	(807,799)
Total stockholders’ deficit	(119,008)	(102,260)
Total liabilities and stockholders’ deficit	$159,277	$176,853

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Product revenue, net	$13,207	$7,303
Government contract service revenue	973	337
Government contract grant revenue	1,613	—
Collaboration and royalty revenue	634	280
Net revenue	$16,427	$7,920
Expenses:
Cost of product revenue	2,751	1,471
Research and development	5,538	6,389
Selling, general and administrative	22,359	23,638
Total operating expenses	30,648	31,498
Loss from operations	(14,221)	(23,578)
Other income and expenses:
Interest income	25	705
Interest expense	(4,307)	(4,826)
Other gains (losses), net	157	82
Net loss	$(18,346)	$(27,617)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities, net of tax	(4)	397
Comprehensive loss	$(18,350)	$(27,220)
Basic and diluted net loss per common share	$(0.39)	$(0.66)
Weighted average common stock outstanding
Basic and diluted	46,664,374	41,641,203

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net loss	$(18,346)	$(27,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	110	70
Stock-based compensation expense	1,599	2,535
Noncash interest expense	335	4,542
Changes in operating assets and liabilities
Accounts receivable, other receivables, prepaid, and other current assets	(240)	(2,058)
Inventories	(2,734)	(137)
Operating lease right-of-use asset	236	192
Accounts payable and accrued expenses	(421)	(7,758)
Operating lease liability	(102)	(256)
Other liabilities and other assets	(1,955)	161
Net cash used in operating activities	(21,518)	(30,326)
Investing activities
Purchase of fixed assets	(262)	(253)
Purchase of marketable securities	—	(19,631)
Proceeds from maturities of marketable securities	20,000	63,000
Net cash provided by investing activities	19,738	43,116
Financing activities
Payment of long-term royalty-backed loan agreement debt issuance costs	(397)	—
Proceeds from sale of common stock, net of costs	—	9,092
Proceeds from exercise of stock options	3	—
Net cash (used in) provided by financing activities	(394)	9,092
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,174)	21,882
Cash, cash equivalents and restricted cash at beginning of period	106,048	105,633
Cash, cash equivalents and restricted cash at end of period	$103,874	$127,515
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$975	$2,463
Purchases of equipment included in accrued expenses	$—	$87

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2020	46,516,567	$46	$705,489	$4	$(807,799)	$(102,260)
Vesting of restricted stock unit awards	389,700	1	(1)	—	—	—
Exercise of stock options	961	—	3	—	—	3
Employee stock purchase plan expense	—	—	27	—	—	27
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(4)	—	(4)
Stock-based compensation expense	—	—	1,572	—	—	1,572
Net loss	—	—	—	—	(18,346)	(18,346)
Balances at March 31, 2021	46,907,228	$47	$707,090	$—	$(826,145)	$(119,008)
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2019	39,827,749	$40	$671,497	$74	$(711,258)	$(39,647)
Issuance of common stock, net of expenses	2,334,107	2	9,092	—	—	9,094
Vesting of restricted stock unit awards	212,170	—	—	—	—	—
Employee stock purchase plan expense	—	—	35	—	—	35
Unrealized gain on available-for-sale securities, net of tax	—	—	—	397	—	397
Stock-based compensation expense	—	—	2,500	—	—	2,500
Net loss	—	—	—	—	(27,617)	(27,617)
Balances at March 31, 2020	42,374,026	$42	$683,124	$471	$(738,875)	$(55,238)

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

The Company has incurred significant losses since inception in 1996. The Company has generated an accumulated deficit of $826.1 million through March 31, 2021 and may require substantial additional funding in connection with the Company’s continuing operations to support clinical development and commercialization activities associated with NUZYRA. Based upon the Company’s current operating plan, it anticipates that its cash and cash equivalents of $103.5 million as of March 31, 2021 will enable the Company to fund operating expenses and capital expenditure requirements through at least the next twelve months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q. The Company expects to finance future cash needs primarily through a combination of product sales, royalties, public or private equity offerings, debt or other structured financings, strategic collaborations, grant funding and government funding.  The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third-party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations as well as the risks discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 29, 2021, or the 2020 Form 10-K, in the Company’s other filings with the SEC and in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

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

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2021 and December 31, 2020, results of operations for the three month periods ended March 31, 2021 and March 31, 2020, cash flows for the three month periods ended March 31, 2021 and March 31, 2020 and changes in stockholders’ deficit for the three month periods ended March 31, 2021 and March 31, 2020. Purchase of prepaid interest - marketable securities, which was included as a line item in the March 31, 2020 condensed consolidated statement of cash flows, has been reclassified into the accounts receivable, other receivables, prepaid, and other current assets line item to conform to the fiscal 2021 presentation.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2021. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and notes thereto, which are included in the Company’s 2020 Form 10-K.

Summary of Significant Accounting Policies

As of March 31, 2021, the Company’s significant accounting policies and estimates, which are detailed in the Company’s 2020 Form 10-K, have not changed.

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

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements, in conformity with U.S. GAAP, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses in the Company’s financial statements. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to, among other items, accounts receivable and related reserves, inventory and related reserves, goodwill, net product revenue, government contract service revenue, government contract grant revenue, collaboration and royalty revenue, leases, stock-based compensation arrangements, amortization of the debt discount and issuance costs under the R-Bridge Loan Agreement (as defined below), manufacturing and clinical accruals, useful lives for depreciation and valuation allowances on deferred tax assets. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

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

Accounts receivable as of March 31, 2021 includes $13.8 million due from customers for sales of NUZYRA, net of prompt payment discounts, chargebacks, rebates and certain fees. Accounts receivable as of March 31, 2021 also includes $0.7 million of government contract service revenue earned under the BARDA contract (as defined below), $0.7 million of government contract grant revenue earned under the BARDA contract, and estimated revenue earned of $0.6 million of royalties on SEYSARA sales under the Almirall Collaboration Agreement (as defined below) and XERAVA TM (eravacycline) sales under the Tetraphase License Agreement (as defined below). Refer to Note 7, Government Contract Revenue for further information on the BARDA contract and to Note 8, License and Collaboration Agreements for further information on the Almirall Collaboration Agreement and the Tetraphase License Agreement.

3.   Marketable Securities

The Company did not hold any available-for-sale securities as of March 31, 2021.

The following is a summary of available-for-sale securities as of December 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2020
U.S. treasury securities	$20,001	$4	$—	$20,005
Total	$20,001	$4	$—	$20,005

No available-for-sale securities held as of December 31, 2020 had remaining maturities greater than twelve months.

4.  Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statement of cash flows that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows (in thousands):

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$103,450	$124,624
Short-term restricted cash	424	630
Long-term restricted cash	—	2,261
Total cash, cash equivalents and restricted cash shown on the condensed consolidated statement of cash flows	$103,874	$127,515

Short-term restricted cash

On May 1, 2019, the Company deposited $4.0 million into an interest reserve account in conjunction with the funding of a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, executed with Healthcare Royalty Partners III, L.P., or HCRP. Payments of interest under the Royalty-Backed Loan Agreement are made quarterly using royalty payments received since the immediately preceding payment date under the Almirall Collaboration Agreement. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the Company will cover the balance of the interest payment due from the interest reserve account.  Refer to Note 13, Long-Term Debt, for further details. An insignificant amount and $0.6 million of restricted cash as of March 31, 2021 and December 31, 2020, respectively, represented the estimated amount that is expected to be paid to HCRP out of the interest reserve account within the next twelve months.

The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of both March 31, 2021 and December 31, 2020, naming the landlord as beneficiary. The Company executed an amendment to the existing lease agreement on its Boston office space in April 2021. In accordance with the amendment, the cash-collateralized irrevocable standby letter of credit will be reduced to an insignificant amount.  Refer to Note 14, Leases, for further details.

5. Inventories, Net

The following table presents inventories, net (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$720	$720
Work in process	14,997	12,925
Finished goods	10,300	9,638
Total inventories, net	$26,017	$23,283

When recorded, inventory reserves reduce the carrying value of inventories to their net realizable value. The Company reviews inventories on hand at least quarterly and records provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. No inventory reserves existed as of March 31, 2021 and December 31, 2020.

Long-term inventory, which consists of raw materials and work in process, is included in other long-term assets in the Company’s consolidated balance sheets.

	March 31, 2021	December 31, 2020
Balance Sheet Classification:
Inventories, net	$14,207	$14,555
Other long-term assets	11,810	8,728
Total inventories, net	$26,017	$23,283

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

The following outstanding shares subject to stock options and restricted stock units, warrants to purchase shares of common stock, common stock issuable upon conversion of convertible debt and shares issuable under the employee stock purchase plan were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the three months ended March 31, 2021 and 2020 as indicated below:

	March 31,
	2021	2020
Excluded potentially dilutive securities (1):
Common stock issuable under outstanding convertible notes	10,377,361	10,377,361
Shares subject to outstanding options to purchase common stock	2,155,199	3,309,900
Unvested restricted stock units	6,471,549	4,444,454
Shares subject to warrants to purchase common stock	479,002	104,455
Shares issuable under employee stock purchase plan	606,816	798,187
Totals	20,089,927	19,034,357

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of March 31, 2021 and March 31, 2020. Such amounts have not been adjusted for the treasury-stock method or weighted-average outstanding calculations as required if the securities were dilutive.

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

The BARDA contract could result in payments to the Company of up to approximately $284.7 million and consists of a five-year base period-of-performance and a total contract period-of-performance (base period plus option exercises) of up to ten years. Under the base period-of-performance, the Company will conduct activities necessary to (i) allow the product to be used under an Emergency Use Authorization, (ii) obtain licensure of NUZYRA through a supplemental New Drug Application, or NDA, submission for anthrax, and (iii) provide up to 2,500 treatment courses of the drug product to be stored as vendor managed inventory and subsequently delivered to the SNS. BARDA has exercised two options that respectively cover manufacturing-required requirements and post-licensure commitments required by the FDA. The remaining contract options may be exercised to perform additional studies necessary for licensure for the prophylaxis of anthrax and procure additional treatment regimens.

Under the terms of the agreement, an award of up to approximately $59.4 million for the development of NUZYRA for the treatment of pulmonary anthrax and the purchase of an initial 2,500 treatment courses of NUZYRA to add to the current SNS has been funded by BARDA. Two additional contractual services have been funded by BARDA that awarded funding of approximately $76.8 million for existing FDA PMRs and approximately $20.4 million for manufacturing-related requirements. BARDA exercised the options to award the initial funding in December 2019 and the additional staged funding in April 2020.  The additional staged funding will support all FDA PMRs associated with the approval of NUZYRA, including CABP and pediatric studies as well as a five-year post-marketing bacterial surveillance study, and support the U.S. onshoring and security requirements of the Company’s manufacturing activities for NUZYRA.

The remaining optional funding under the BARDA contract includes the potential for approximately $12.7 million to support the development of NUZYRA for the prophylaxis of anthrax and a maximum of approximately $115.3 million to provide for three additional purchases of NUZYRA treatment courses, each of which may be exercised at BARDA’s discretion upon development milestones related to the anthrax treatment development program.

The BARDA contract contains a number of terms and conditions that are customary for government contracts of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience.

The Company evaluated the BARDA contract under ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, and concluded that a portion of the arrangement represents a transaction with a customer. The Company identified five material promises under the BARDA contract: (i) research and development services performed for the treatment of pulmonary anthrax, (ii) the procurement of 2,500 treatment courses of NUZYRA, (iii) an option for services performed for the supplemental late-stage development of NUZYRA for treatment and prophylaxis of pulmonary anthrax, (iv) an option for services related to U.S. manufacturing onshoring and security requirements, which includes shelf-life stability extension work and regulatory activities that will benefit the manufacturing processes that support NUZYRA for the treatment of pulmonary anthrax, and (v) options to procure up to three 2,500 treatment courses of NUZYRA.

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

As the BARDA contract is partially within the scope of ASC 606 and partially within the scope of other guidance, the Company applied the guidance of ASC 606 to initially measure the parts of the contract to which ASC 606 is applicable. The total transaction price of the parts of the BARDA contract that existed at the outset of the contract that fall under ASC 606 was determined to be $63.6 million, inclusive of $4.2 million in variable consideration, and was allocated to each of the three performance obligations based on the performance obligation’s estimated relative stand-alone selling prices. As of March 31, 2021, the Company reevaluated the variable consideration of $4.2 million that is included in the transaction price and determined that the variable consideration should not be constrained as it is not probable that a significant reversal in the amount of the cumulative revenue recognized will occur in a future period. The transaction price was allocated as follows: $21.5 million to research and development services performed for the treatment of pulmonary anthrax in (i), which will be classified as government contract service revenue when recognized, $37.9 million to the procurement of 2,500 treatment courses of NUZYRA in (ii), which will be classified as product revenue when recognized, and a total of $4.2 million to the options to procure up to three 2,500 treatment courses of NUZYRA in (v), which would be included within product revenue when recognized upon exercise and transfer of control of related treatment courses.  The Company estimated the stand-alone selling price of the research and development services performed for the treatment of pulmonary anthrax based on the Company’s projected cost of providing the services plus an applicable profit margin commensurate with observable market data for similar services.  The Company estimated the stand-alone selling price of the procurement of 2,500 treatment courses of NUZYRA based on historical pricing of the Company’s commercial products to similar customers.  The Company estimated the stand-alone selling price of the future procurement options based on the discount that the customer would obtain when exercising the option, adjusted for any discount that the customer could receive without entering into the contract, and the likelihood that the option will be exercised.

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

The product procurement performance obligations ((ii) and, if any optional additional procurements are exercised from (v) above), generate revenue at a point in time, which will be upon transfer of control of the product. As such, the related revenue for these performance obligations will be recognized at a point in time as product revenue within the Company’s consolidated statement of operations.  As of March 31, 2021, no product procurement performance obligations have been completed and therefore no product revenue has been recognized.

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

The Company recognized $1.0 million of government contract service revenue during the three months ended March 31, 2021.

As of March 31, 2021, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $79.7 million. The Company expects to recognize this amount as revenue over the next three to six years.

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

The Company recognized $1.6 million of government contract grant revenue under the BARDA contract during the three months ended March 31, 2021.

Contract Balances

Contract assets (i.e., unbilled accounts receivable) and/or contract liabilities (i.e., customer advances and deposits) may exist at the end of each reporting period under the BARDA contract. When amounts are received prior to performance obligations being satisfied, the amounts allocated to those performance obligations are reflected as contract liabilities on the consolidated balance sheets, as deferred revenue, until the performance obligations are satisfied.

As of March 31, 2021, an insignificant amount of unbilled accounts receivable was recorded and is a component of accounts receivable, net on the Company’s condensed consolidated balance sheet.

As of March 31, 2020, $0.3 million of deferred revenue was recorded and is a component of other current liabilities on the Company’s consolidated balance sheet.

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

In accordance with the Company’s revenue recognition policy, the Company recognized an insignificant amount of royalty revenue during the three months ended March 31, 2021 under the Tetraphase License Agreement.

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

Under the terms of the Zai Collaboration Agreement, Paratek is eligible to receive up to $6.0 million in potential future regulatory milestone payments and $40.5 million in potential future commercial milestone payments, the next being $6.0 million upon regulatory approval for a licensed product in the PRC. The terms of the Zai Collaboration Agreement also provide for Zai to pay Paratek tiered royalties at a low double digit to mid-teen percent on net sales of the licensed product in the Zai territory. In accordance with the Company’s revenue recognition policy, as regulatory approval in the PRC is not within the control of the Company, the achievement of the milestone was not deemed probable and the risk of significant reversal of revenue was not resolved as of March 31, 2021. As such, the next milestone payment was not recognized as revenue during the three months ended March 31, 2021.

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

Royalty payments are recognized when the sales occur. The Company recognized $0.6 million of royalty revenue for sales of SEYSARA in the U.S. by Almirall for the three months ended March 31, 2021 under the Almirall Collaboration Agreement. During the first quarter of 2021, royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third-party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenues will be adjusted for in the period in which they become known, which is expected to be the following quarter.

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

For additional information related to these agreements, as well as the Company’s other significant collaborative agreements, please read Note 6, License and Collaboration Agreements, to the consolidated financial statements included within the Company’s 2020 Form 10-K.

9.   Capital Stock

On May 11, 2020, the Company filed a registration statement on Form S-3 with the SEC, as amended on June 19, 2020, and declared effective on July 9, 2020, to sell certain of its securities in an aggregate amount of up to $250.0 million. As of March 31, 2021, $250.0 million remains available on this shelf registration statement.

On May 17, 2021, the Company entered into an At-the-Market Sales Agreement, or the Sales Agreement, with BTIG, LLC, or BTIG, under which it may offer and sell its common stock having aggregate sales proceeds of up to $50.0 million from time to time through BTIG as its sales agent. Sales of the Company’s common stock through BTIG, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on the Nasdaq Global Market or any other existing trading market for its common stock. BTIG will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay BTIG a commission of 3% of the gross sales proceeds of any common stock sold through BTIG under the Sales Agreement. The Company has also provided BTIG with customary indemnification rights.

The Company is not obligated to make any sales of common stock under the Sales Agreement. The offering of shares of the Company’s common stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Sales Agreement, or (ii) termination of the Sales Agreement in accordance with its terms.

10.   Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued interest	$4,764	$1,768
Accrued sales allowances	4,219	3,429
Accrued compensation	3,940	7,783
Accrued commercial	1,787	2,254
Accrued professional fees	825	1,209
Accrued manufacturing	676	972
Accrued contract research	660	591
Accrued legal costs	300	580
Accrued other	231	217
Accrued inventory	228	2,023
Total	$17,630	$20,826

11.   Fair Value Measurements

Financial instruments, including cash, cash equivalents, restricted cash, money market funds, U.S. treasury securities, accounts receivable, accounts payable, and accrued expenses are carried on the condensed consolidated financial statements at amounts that approximate fair value. The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date.  The fair value of the Company’s debt (including the Notes as defined in Note 13, Long-Term Debt), is $230.7 million as of March 31, 2021. The fair value of the Company’s debt was determined using Level 3 inputs.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2020 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. The Company did not hold any U.S. treasury securities as of March 31, 2021. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

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

12.   Stock-Based and Incentive Compensation

Stock-based Compensation

The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expense	$323	$587
Selling, general and administrative expense	1,276	1,948
Total stock-based compensation expense	$1,599	$2,535

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

	Three Months Ended March 31,
	2021	2020
Volatility	63.2%	61.9%
Risk-free interest rate	0.7%	1.3%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	5.8	5.6

Stock Plan Activity

The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Equity Incentive Plan, or the 2015 Plan, which was approved by Company stockholders at the annual meeting of shareholders held on June 9, 2015.  As of March 31, 2021, there are 158,072 shares available for future issuance under the 2015 Plan.

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

During the three months ended March 31, 2021, the Company’s Board of Directors granted 69,817 stock options and 3,456,575 RSUs to directors, executives, and employees of the Company under the 2015 Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards granted to executives during the three months ended March 31, 2021 are subject to time-based vesting, with 1/3 of the shares vesting on December 10, 2021, and an additional 1/3 of the shares vesting on the succeeding two anniversaries of such date. The RSU awards granted to non-executive employees of the Company during the three months ended March 31, 2021 are subject to time-based vesting, with 1/3 of the shares vesting on February 18, 2022, and an additional 1/3 of the shares vesting on the succeeding two anniversaries of such date.

The grants also included performance-based RSU, or PRSU, awards to certain executives and employees of the Company. The PRSU awards granted in March 2021 will vest as follows: (a) 25/55 on certain net product revenue achievements, (b) 10/55 on certain business achievements, (c) 10/55 on certain manufacturing achievements and (d) 10/55 on achievement of certain clinical milestones related to NUZYRA. Since the Company believes it is probable that milestone (d) above will be achieved, the Company recognized an insignificant amount of compensation cost for the performance condition during the three months ended March 31, 2021 using the accelerated attribution method.

During the year ended December 31, 2020, the Company’s Board of Directors granted PRSU awards to certain executives and employees of the Company in February 2020 under the 2015 Plan that will vest as follows: (a) 25/55 on certain net product revenue achievements, (b) 15/55 on achievement of certain clinical milestones related to NUZYRA and (c) 15/55 on achievement of certain regulatory milestones related to NUZYRA. Since the Company believes it is probable that milestone (b) above will be achieved, the Company recognized an insignificant amount of compensation cost for the performance condition during the three months ended March 31, 2021 using the accelerated attribution method.

During the year ended December 31, 2019, the Company’s Board of Directors granted PRSU awards to certain executives and employees of the Company in February 2019 and July 2019 under the 2015 Plan that will vest as follows: (a) 25/60 and (b) 25/60, each, on certain net product revenue achievements and (c) the remaining 10/60 on certain other business achievements. Milestone (a) was achieved in September 2020 and vested during November 2020 and the Company believes it is probable that milestones (b) and (c) above will be achieved. The Company recognized an insignificant amount of stock-based compensation expense for milestones (b) and (c) during the three months ended March 31, 2021 using the accelerated attribution method.

The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Inducement Plan, or the 2015 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 360,000 shares of common stock solely for the grant of inducement stock options to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. The Company has not made any grants under the 2015 Inducement Plan since December 31, 2015. Although the Company does not currently anticipate the issuance of additional grants under the 2015 Inducement Plan, as of March 31, 2021, 306,500 shares remain available for grant under that plan, as well as any shares underlying outstanding stock options that may become available for grant pursuant to the plan’s terms. It is therefore possible that the Company may, based on the business and recruiting needs of the Company, issue additional stock options under the 2015 Inducement Plan.

In June 2017, the Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2017 Inducement Plan, or the 2017 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 550,000 shares of common stock solely for the grant of inducement stock options and RSU awards to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. In October 2018, the Company’s Board of Directors approved the reserve of an additional 500,000 shares for the 2017 Inducement Plan, for a total of 1,050,000 shares reserved for issuance under it. During the three months ended March 31, 2021, the Company’s Board of Directors granted 128,400 stock options and 22,800 RSUs to employees of the Company under the 2017 Inducement Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards are generally subject to time-based vesting, with 100% of the shares of common stock subject to the RSU award vesting three years from the grant date. As of March 31, 2021, 298,339 shares remain available for grant under the 2017 Inducement Plan, as well as any shares underlying awards that may become available for grant pursuant to the plan’s terms.

Stock Options

A summary of stock option activity for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,986,442	$11.92	5.63	$1,748
Granted	198,217
Exercised	(961)
Cancelled or forfeited	(23,994)
Expired	(4,505)
Outstanding at March 31, 2021	2,155,199	$11.39	5.79	$2,490
Exercisable at March 31, 2021	1,745,971	$12.45	5.03	$1,961

The total intrinsic value of stock options exercised was insignificant for the three months ended March 31, 2021.

Restricted Stock Units

A summary of RSU activity for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	3,393,425	$4.41
Granted	3,479,375	6.85
Released	(389,700)	6.31
Forfeited	(11,551)	5.74
Unvested balance at March 31, 2021	6,471,549	$5.61

Total unrecognized stock-based compensation expense for all stock-based awards was $21.6 million as of March 31, 2021. This amount will be recognized over a weighted-average period of 2.35 years.

2009 Employee Stock Purchase Plan

In June 2009, at the annual meeting of stockholders, the stockholders of the Company approved the 2009 Employee Stock Purchase Plan, or the 2009 ESPP.  As of March 31, 2021, 36,539 shares were available for issuance under the 2009 ESPP. Since the merger involving privately-held Paratek Pharmaceuticals, Inc. and Transcept Pharmaceuticals, Inc., the Company has not made the 2009 ESPP available to employees.

2018 Employee Stock Purchase Plan

The Company’s Board of Directors adopted, and in June 2018 Company’s stockholders approved, the Paratek Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan, or the 2018 ESPP. The 2018 ESPP was amended in October 2018 to change the commencement dates of the offering periods. The maximum aggregate number of shares of the Company’s common stock that may be purchased under the 2018 ESPP is 943,294 shares, or the ESPP Share Pool, subject to adjustment as provided for in the 2018 ESPP.  The 2018 ESPP allows eligible employees to purchase shares during certain offering periods, which will be six -month periods commencing June 1 and ending November 30 and commencing December 1 and ending May 31 of each year. The first offering under the 2018 ESPP occurred on December 1, 2018. As of March 31, 2021, 570,277 shares remain available for issuance under the 2018 ESPP. During the three ended March 31, 2021, the Company recognized an insignificant amount in related stock-based compensation expense.

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

The Company will recognize the compensation cost over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance. The performance condition is not yet deemed probable; as such, no amounts were accrued under the Plan during the three months ended March 31, 2021.

13.    Long-Term Debt

R-Bridge Loan Agreement

On December 31, 2020, or the Closing Date, the Company, through its wholly-owned subsidiary PRTK SPV2 LLC, a Delaware limited liability company, or the Subsidiary, entered into a royalty and revenue interest-backed loan agreement, or the R-Bridge Loan Agreement, with an affiliate of R-Bridge Healthcare Investment Advisory, Ltd., or the R-Bridge Lender.  Pursuant to the terms of the R-Bridge Loan Agreement, the Subsidiary borrowed a $60.0 million term loan, secured by, and repaid with proceeds from, (i) royalties from the Zai Collaboration Agreement, or the Royalty Interest, and (ii) a revenue interest based on the Company’s U.S. sales of NUZYRA in an initial amount of two and a half percent (2.5%), which amount may adjust under certain circumstances up to five percent (5%), of the Company’s net U.S. sales, subject to an annual cap of $10.0 million, which may adjust under certain circumstances to $12.0 million, or the Revenue Interest.

Under the R-Bridge Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 7.0%, increasing to an annual rate of 10% during the continuance of any event of default.  Payments of the obligations outstanding under the R-Bridge Loan Agreement are made quarterly and began with the payment due in respect of the quarter ended March 31, 2021, out of the Royalty Interest payments and Revenue Interest payments received by the Subsidiary during such quarter, or the Collection Amount.  On each payment date, after payment of certain expenses, the Collection Amount shall be applied first to accrued interest, with any excess up to $15.0 million per annum applied to repay principal until the balance is fully repaid, and any shortfalls being capitalized and added to the principal balance of the loan.  Amounts in excess of the $15.0 million annual cap shall be shared between the Company and the R-Bridge Lender based on a formula set out in the R-Bridge Loan Agreement.  Following repayment in full of the loan, the first $15.0 million per annum in Collection Amount shall be paid to the Company and any amounts in excess shall be shared between the Company and the R-Bridge Lender based on a formula set out in the R-Bridge Loan Agreement.

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

The R-Bridge Loan Agreement contains certain customary affirmative covenants, including those relating to: use of proceeds; maintenance of books and records; financial reporting and notification; compliance with laws; and protection of Company intellectual property. The R-Bridge Loan Agreement also contains certain customary negative covenants, barring the Subsidiary from: certain fundamental transactions; issuing dividends and distributions; incurring additional indebtedness outside of the ordinary course of business; engaging in any business activity other than related to the Zai Collaboration Agreement; and permitting any additional liens on the collateral provided to the R-Bridge Lender under the R-Bridge Loan Agreement. As of March 31, 2021, the Company was in compliance with all covenants under the R-Bridge Loan Agreement.

An ancillary agreement executed by the Company and the Subsidiary in respect of the Revenue Interest, contains negative covenants applicable to the Company, including restrictions on the sale or transfer of our assets related to NUZYRA and giving rise to the Revenue Interest, each subject to the exceptions set forth therein.

The R-Bridge Loan Agreement contains customary defined events of default, upon which any outstanding principal, unpaid interest, and other obligations of the Subsidiary, shall be immediately due and payable by the Subsidiary. These include: failure to pay any principal or interest when due; failure to the Capped Amount as and when due following a non-qualified change of control of the Company, any uncured breach of a representation, warranty or covenant; any uncured failure to perform or observe covenants; any uncured breach of our representations, warranties or covenants under an ancillary agreement executed by the Company and the Subsidiary in respect of the Royalty Interest; any termination of the Zai Collaboration Agreement; and certain bankruptcy or insolvency events. No events of default had occurred under the R-Bridge Loan Agreement through March 31, 2021.

The Company raised approximately $58.3 million in net proceeds in connection with the R-Bridge Loan Agreement, comprised of the $60.0 million term loan funded at execution, net of $1.1 million in lender fees accounted for as debt discount and $0.6 million in direct and incremental third-party expenses accounted for as debt issuance costs. The net proceeds of the term loan, together with cash on hand, was used to prepay in full all obligations outstanding under the Amended and Restated Loan and Security Agreement dated as of June 27, 2019, as amended, with Hercules Technology III, L.P., certain other lenders and Hercules Capital, Inc. (as agent).

The Company evaluated the R-Bridge Loan Agreement for embedded derivatives pursuant to ASC 815, Derivatives and Hedging (ASC 815). The Company determined that the R-Bridge Loan Agreement represents a debt host due to its legal form. The Company concluded that the contingent put options that could require mandatory repayment upon the occurrence of an event of default, change of control, and certain other events are required to be bifurcated from the debt host instrument and accounted for separately as derivative instruments. Such features are not clearly and closely related to the debt host contract and a separate instrument with the same terms would be considered a derivative instrument subject to the requirements of ASC 815. However, the Company has determined that the fair value of these embedded derivatives is nominal at March 31, 2021 and December 31, 2020 due to the estimated likelihood of the any of the associated events occurring. All other embedded features are not required to be accounted for separately because they are either clearly and closely related to the debt host instrument or qualify for a scope exception from ASC 815.

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

The following table summarizes the impact of the R-Bridge Loan Agreement on the Company’s consolidated balance sheets at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Gross proceeds	$60,000	$60,000
Unamortized debt discount and issuance costs	(1,621)	(1,680)
Carrying value	$58,379	$58,320

The Company recognized interest expense of $1.1 million and an insignificant amount of amortization expense on the debt issuance costs on the R-Bridge Loan Agreement for the three months ended March 31, 2021.

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

The Company may redeem for cash all or part of the Notes, at its option, on or after May 6, 2021, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

The following table summarizes the impact of the Notes on the Company’s consolidated balance sheets at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Gross proceeds	$165,000	$165,000
Unamortized debt issuance costs	(3,332)	(3,578)
Carrying value	$161,668	$161,422

The Company recognized coupon interest expense of $2.0 million and amortization expense on the debt issuance costs of $0.2 million on the Notes for the three months ended March 31, 2021.

Royalty-Backed Loan Agreement

On February 25, 2019, the Company, through its wholly-owned subsidiary Paratek Royalty Corporation, or the Subsidiary, entered into the Royalty-Backed Loan Agreement with HCRP. Pursuant to the terms of the Royalty-Backed Loan Agreement, upon the satisfaction of the conditions precedent set forth therein, the Subsidiary borrowed a $32.5 million loan, which was secured by, and will be repaid based upon, royalties from the Almirall Collaboration Agreement. On May 1, 2019, the Company received $27.8 million, net of $0.5 million lender discount, $0.2 million in lender expenses incurred, and $4.0 million that was deposited into an interest reserve account. The Company also paid $1.2 million in other lender fees related to the Royalty-Backed Loan Agreement. During the three months ended March 31, 2021, the Company paid $1.0 million to HCRP based upon royalties earned from the Almirall Collaboration Agreement and outstanding interest payments due to HCRP.

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

The following table summarizes the impact of the Royalty-Backed Loan Agreement on the Company’s consolidated balance sheets at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Gross proceeds	$32,500	$32,500
Unamortized debt issuance costs	(1,738)	(1,768)
Carrying value	$30,762	$30,732

The Company recognized interest expense of $1.0 million and an insignificant amount of amortization expense on the debt issuance costs on the Royalty-Backed Loan Agreement for the three months ended March 31, 2021.

Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Long-term debt on the Company’s consolidated balance sheets at March 31, 2021 and December 31, 2020 includes the carrying value of the R-Bridge Loan Agreement, the Notes and the Royalty-Backed Loan Agreement.

14. Leases

Operating Leases

The Company leases its Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases expiring in 2021 and 2024, respectively.

The Company executed an amendment to the existing lease agreement on its Boston office space in April 2021. The amended lease agreement released 8,104 rentable square feet of office space and extends the lease term related to the remaining 4,153 rentable square feet of office space by two years until August 2023, for an additional commitment of $0.4 million. In accordance with the amendment, the Company will be refunded the insignificant security deposit paid in July 2016.

The Company has also identified an embedded lease in its manufacturing and services agreement, or MSA, with CIPAN – Companhia Industrial Produtora de Antibióticos, or CIPAN, which was later amended and restated in April 2018, and further amended and restated in February 2019, December 2019, July 2020, and December 2020. For additional details relating to these agreements, refer to Note 18, Commitments and Contingencies of the 2020 Form 10-K.

The following tables contain a summary of the lease costs and other information pertaining to the Company’s operating leases for the three months ended March 31, 2021:

For the Three Months Ended March 31, 2021
Lease cost (in thousands)
Operating lease cost	$255
Variable lease cost	35
Total lease cost	$290
Cash paid for amounts included in the measurement of lease liabilities:	$298

Other information
Weighted average remaining lease term (in years)	2.9
Weighted average discount rate	8.75%

The total operating liability is presented on the Company’s condensed consolidated balance sheet based on maturity dates. $0.7 million of the total operating liabilities is classified under “other current liabilities” for the portion due within twelve months, and $1.4 million is classified under “long-term lease liability”.

15.   Income Taxes

The Company recorded no provision for income taxes for the three months ended March 31, 2021 and March 31, 2020.

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

16. Product Revenue

To date, the Company’s only source of product revenue has been from NUZYRA product sales beginning in February 2019 when NUZYRA was launch in the U.S. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Patient assistance	Total
Balance at December 31, 2020	$627	$2,202	$386	$214	$3,429
Provision related to current period sales	1,285	2,447	323	81	4,136
Adjustment related to prior period sales	(73)	(157)	—	—	(230)
Credit or payments made during the period	(869)	(1,911)	(215)	(121)	(3,116)
Balance at March 31, 2021	$970	$2,581	$494	$174	$4,219

17.   Commitments and Contingencies

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2021, the Company was not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of executive management or affiliate of the Company is either a party adverse to the Company or the Company’s subsidiaries or has a material interest adverse to the Company or the Company’s subsidiaries.

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

This discussion contains certain forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potential,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward- looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 29, 2021, or the 2020 Form 10-K, and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and except as required by law, we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

During the first quarter of 2021, we completed the initial phase of our plan to expand our launch of NUZRYA into the community setting based on NUZYRA's product attributes, including its once-daily oral formulation, broad reimbursement coverage and infectious disease physician support. Our expansion of commercial promotion into the community setting focuses initially on ABSSSI, with a plan to broaden promotion to include CABP after the anticipated approval of the oral-only loading-dose regimen for CABP expected during the second quarter of 2021.

In December 2019, we entered into a five-year contract with an option to extend to ten years with the Biomedical Advanced Research and Development Authority, or BARDA, a division of the U.S. Department of Health and Human Services, or HHS, Office of the Assistant Secretary for Preparedness and Response, or ASPR, herein referred to as the BARDA contract. The BARDA contract supports the development of NUZYRA for the treatment of pulmonary anthrax, FDA post-marketing requirements, or PMRs, associated with the initial NUZYRA approval, and an option for BARDA to procure up to 10,000 treatment courses of NUZYRA for the Strategic National Stockpile, or SNS, for use against potential biothreats.  Under the terms of the BARDA contract, an award of up to approximately $59.4 million for the development of NUZYRA for the treatment of pulmonary anthrax and the first procurement of NUZYRA have been funded by BARDA. Two additional contractual services have been funded by BARDA that awarded approximately $76.8 million for existing FDA PMRs and approximately $20.4 million for manufacturing-related requirements, both of which began in April 2020. Remaining optional funding includes the potential for approximately $12.7 million to support the development of NUZYRA for the prophylaxis of anthrax and a maximum of approximately $115.3 million to provide for three additional purchases of NUZYRA for the SNS, each of which will be triggered at BARDA’s discretion upon us demonstrating continued progress in the anthrax development program.

We have made significant progress in the pulmonary anthrax development program under the BARDA contract.  A pharmacokinetic, or PK, study in rabbits was recently completed.  In addition, we have evaluated minimum inhibitory concentrations, or MICs, of omadacycline against over 130 anthrax strains.  Omadacycline continued to demonstrate potent MICs and is considered effective against all bacteria tested. The collection of isolates had a strain resistant to doxycycline and a strain resistant to ciprofloxacin, the two antibiotics currently in the SNS after approval for the treatment of anthrax many years ago.  Omadacycline activity was not impacted in either of those resistant strains.

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

On February 24, 2021, we announced that the first NUZYRA procurement under our contract with BARDA was expected to occur in the first half of 2021 and another procurement in the second half of 2021.  The first procurement was contingent upon receipt of comments from the FDA on the pre-emergency use authorization, or pre-EUA, submitted in February 2020.  As part of the ongoing review, supplemental mouse pharmacokinetic data requested by the FDA was submitted in November 2020.  On March 2, 2021, we received feedback from the FDA with a recommendation to consider an additional in vitro model to further characterize the optimal pharmacokinetic parameters for pulmonary anthrax as part of the development program. We are in discussions with BARDA to align on the best approach to integrating the FDA recommendation into the development program.   We were recently informed that BARDA has received all necessary approvals for and initiated the first procurement of NUZYRA. We expect the first procurement will be delivered and the related revenue recognized in the second quarter of 2021.  We continue to anticipate the delivery of the next procurement of NUZYRA in the second half of 2021.

As part of the approval for NUZYRA, the FDA has waived the pediatric study requirement for ages 0 to < 8 years and deferred submission of pediatric studies for ages 8 to < 18 years.  Specifically, the FDA has requested that we complete three pediatric studies, including a pediatric PK study followed by safety and efficacy studies in pediatric patients with both CABP and ABSSSI.  In addition to pediatric requirements, as is often required for antibiotic approvals, the FDA has also required a U.S. surveillance study for five years from the date of marketing to monitor for the development of resistance to NUZYRA (omadacycline) in those organisms specific to the indications in the label.  Lastly, FDA has required a second study be conducted in patients with CABP.  We enrolled our first patient in this second CABP study in February 2021.

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

Data generation will continue to expand throughout 2021 with additional evidence from our IIR programs in areas such as diabetic foot and C. difficile infections. In addition, non-clinical research studying the activity of omadacycline alone and in combination in an osteomyelitis model in rats and studies in M. abscessus and Mycobacterium avium complex will build on the growing library of scientific data for NUZYRA.

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

We have incurred significant losses since our inception in 1996. Our accumulated deficit at March 31, 2021 was $826.1 million and our net loss for the three months ended March 31, 2021 was $18.3 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and selling, general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue. We expect to continue to incur significant expenses and operating losses for the next several years.

While our BARDA contract is expected to significantly strengthen our cash position, unless we can generate a sufficient amount of revenue from our commercial products, we may need to raise additional capital in order to support and accelerate the commercialization of omadacycline and to advance the development of our other indications for omadacycline, such as NTM, or other product candidates. If we cannot generate a sufficient amount of product or royalty revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic collaborations, grant funding and government funding. We may be unable to raise capital when needed or on attractive terms, which would force us to delay, limit, reduce or terminate our development programs or commercialization efforts.  We will need to generate significant revenue to achieve and sustain profitability, and we may never be able to do so.

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

To date, we and our partners have been able to continue to supply our products to our patients worldwide and currently do not anticipate any interruptions in supply for the foreseeable future. Regarding our clinical programs, enrollment in our study designed to show that an oral-only loading dose regimen will have a comparable pharmacokinetic profile to the approved IV loading dose regimen in patients with CABP that was established in the Phase 3 registration study was stopped early in 2020 due to COVID-19 restrictions at the clinical centers.  We continue to assess the potential impact of the COVID-19 pandemic on our three clinical studies that have begun or will soon begin, our BARDA anthrax development program, as well as on our business and operations, including our sales, expenses, supply chain and other clinical studies.

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

Government Contract Service Revenue

Government contract service revenue is recognized when earned under our BARDA contract and represents the reimbursement by BARDA of costs incurred by us for work performed to develop NUZYRA for the treatment of pulmonary anthrax and for the U.S. onshoring of NUZYRA manufacturing plus a small fixed administrative fee. Refer to Note 7, Government Contract Revenue to the interim condensed consolidated financial statements for further discussion of the BARDA contract and related revenue recognition.

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

Cost of Product Revenue

Cost of product revenue represents the cost of the product itself, labor and overhead, and any reserve for excess or obsolete inventory, as well as stability studies, and inventory scrap. Cost of product revenue also represents royalties owed on net sales of NUZYRA.

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

We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our research and development expenses for omadacycline and other projects during the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Omadacycline costs	$2,874	$3,688
Other research and development costs	2,664	2,701
Total	$5,538	$6,389

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

Interest Expense

Interest expense represents interest incurred on the R-Bridge Loan Agreement, the Notes, and the Royalty-Backed Loan Agreement (each as defined in Note 13, Long-Term Debt to the interim condensed consolidated financial statements), as well as the adjustment of our marketable securities to amortized cost.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Change
Product revenue, net	$13,207	$7,303	$5,904
Government contract service revenue	973	337	636
Government contract grant revenue	1,613	—	1,613
Collaboration and royalty revenue	634	280	354
Net revenue	$16,427	$7,920	$8,507
Expenses:
Cost of product revenue	2,751	1,471	1,280
Research and development	5,538	6,389	(851)
Selling, general and administrative	22,359	23,638	(1,279)
Total operating expenses	30,648	31,498	(850)
Loss from operations	(14,221)	(23,578)	9,357
Other income and expenses:
Interest income	25	705	(680)
Interest expense	(4,307)	(4,826)	519
Other gains (losses), net	157	82	75
Net loss	$(18,346)	$(27,617)	$9,271

Product Revenue, Net

Net product revenue recognized on sales of NUZYRA in the U.S. was $13.2 million and $7.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The increase in net product revenue is primarily the result of an increase in sales volume due to higher customer demand.

Government Contract Service Revenue

Government contract service revenue earned under our BARDA contract was $1.0 million and $0.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The increase in government contract service revenue is primarily the result of costs incurred for the U.S. onshoring of NUZYRA manufacturing that began in April 2020.

Government Contract Grant Revenue

Government contract grant revenue earned under our BARDA contract was $1.6 million during the three months ended March 31, 2021. No such government contract grant revenue was earned during the three months ended March 31, 2020 as BARDA exercised the option to award additional funding to support existing FDA PMRs in April 2020.

Collaboration and Royalty Revenue

Collaboration and royalty revenue were $0.6 million and $0.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third-party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenue will be adjusted in the period in which they become known, which is expected to be the following quarter.

Cost of Product Revenue

Cost of product revenue was $2.8 million for the three months ended March 31, 2021, compared to $1.5 million for the three months ended March 31, 2020. The $1.3 million increase is primarily the result of an increase in NUZYRA product sales and royalties owed on net sales of NUZYRA.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of NUZYRA units recognized as revenue during the three months ended March 31, 2021 were expensed prior to FDA approval in October 2018, and therefore are not included in cost of product revenue during the period.  We expect cost of product revenue to increase in absolute dollars as product revenue increases.

Research and Development Expense

Research and development expenses were $5.5 million for the three months ended March 31, 2021, compared to $6.4 million for the three months ended March 31, 2020. Included in R&D expenses for the three months ended March 31, 2021 was $2.7 million in costs reimbursed under the BARDA contract for the U.S. onshoring of NUZYRA manufacturing and for FDA PMRs. The $0.9 million decrease is primarily the result of primarily the result of lower third-party manufacturing scale-up and clinical study costs as well as lower stock-based compensation expense mainly due to timing of the achievement of performance-based vesting criteria.

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

Selling, General and Administrative Expense

Selling, general and administrative expenses were $22.4 million for the three months ended March 31, 2021, compared to $23.6 million for the three months ended March 31, 2020.  The $1.3 million decrease is primarily the result of a continued focus on driving operational efficiencies across the organization as well as lower stock-based compensation expense mainly due to timing of the achievement of performance-based vesting criteria.

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

Other Income and Expenses

Interest expense for the three months ended March 31, 2021 represents interest incurred on the R-Bridge Loan Agreement of $1.1 million, the Notes of $2.2 million, and the Royalty-Backed Loan Agreement of $1.0 million. Interest income for the three months ended March 31, 2021 represents interest earned on our money market funds and marketable securities.

Interest expense for the three months ended March 31, 2020 represents interest incurred on the Hercules Loan Agreement of $1.7 million, the Notes of $2.2 million, and the Royalty-Backed Loan Agreement of $1.0 million, partially offset by the net accretion of our marketable securities of $0.1 million. Interest income for the three months ended March 31, 2020 represents interest earned on our money market funds and marketable securities.

Liquidity and Capital Resources

On May 11, 2020, we filed a registration statement on Form S-3 with the SEC, as amended on June 19, 2020 and declared effective on July 9, 2020, to sell certain of our securities in an aggregate amount of up to $250.0 million. As of March 31, 2021, $250.0 million remains available on this shelf registration statement.

On May 17, 2021, we entered into an At-the-Market Sales Agreement, or the Sales Agreement, with BTIG, LLC, or BTIG, under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through BTIG as our sales agent. Sales of our common stock through BTIG, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on the Nasdaq Global Market or any other existing trading market for its common stock. BTIG will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). We will pay BTIG a commission of 3% of the gross sales proceeds of any common stock sold through BTIG under the Sales Agreement.

We have used and we intend to continue to use the net proceeds from offerings of our common stock and the Notes, as well as other current and retired long-term debt agreements, together with our existing capital resources and future NUZYRA product sales, government contract revenue and royalty revenue, to fund our ongoing company operations, including clinical studies of omadacycline, NUZYRA commercial operations, and for working capital and other general corporate purposes. Refer to Note 13, Long-Term Debt, for further details on our loan agreements, which include the Notes, the R-Bridge Loan Agreement, and the Royalty-Backed Loan Agreement.

As of March 31, 2021, we had cash and cash equivalents of $103.5 million.

The following table summarizes our cash provided by and used in operating, investing and financing activities:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(21,518)	$(30,326)
Net cash provided by investing activities	$19,738	$43,116
Net cash (used in) provided by financing activities	$(394)	$9,092

Operating Activities

Net cash used in operating activities was $21.5 million for the three months ended March 31, 2021, compared to $30.3 million for the three months ended March 31, 2020. The change in net cash used in operating activities primarily consists of our net losses adjusted for non-cash items and changes in components of operating assets and liabilities as follows:

-

for the quarter ended March 31, 2021, a net loss of $18.3 million was adjusted for non-cash items including stock-based compensation expense of $1.6 million and non-cash interest expense of $0.3 million, and a net decrease of $5.6 million due to changes in operating assets and liabilities. The significant items in the change in operating assets and liabilities include an increase in inventories of $2.7 million, an increase in other liabilities and other assets of $2.0 million and an increase in accounts payable and accrued expenses of $0.4 million.

-

for the quarter ended March 31, 2020, a net loss of $27.7 million was adjusted for non-cash items including: stock-based compensation expense of $2.5 million and non-cash interest expense of $4.5 million, and a net decrease of $9.7 million due to changes in operating assets and liabilities. The significant items in the change in operating assets and liabilities include an increase in accounts payable and accrued expenses of $7.8 million and an increase in accounts receivable, other receivables, prepaid, and other current assets of $2.1 million.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2021 consists of $20.0 million in proceeds from maturities of marketable securities, offset by $0.3 million in purchases of fixed assets.

Net cash provided by investing activities during the three months ended March 31, 2020 consists of $63.0 million in proceeds from maturities of marketable securities, partially offset by $19.6 million of investments in marketable securities (U.S. treasury securities) and $0.3 million in purchases of fixed assets.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2021 consists of $0.4 million in payments of debt issuance costs under the R-Bridge Loan Agreement.

Net cash provided by financing activities during the three months ended March 31, 2020 consists of $9.1 million in net proceeds raised through the sale of shares of our common stock through the At-the-Market Sales Agreement entered into in July 2019 with Jefferies LLC and BTIG, LLC. Refer to Note 12, Common Stock¸ of our 2020 Form 10-K for further details.

Future Funding Requirements

We began generating revenue from product sales when we launched NUZYRA in the U.S. in February 2019 and from royalties on net sales of SEYSARA in the U.S. when Almirall launched the product in January 2019. Our future funding requirements will depend on our ability to generate continued revenue from sales of NUZYRA, and our partner, Almirall’s, ability to generate continued revenue from sales of SEYSARA, with respect to which we are entitled to tiered royalties in the U.S. and flat royalties in the greater China region. We do not expect to generate any other revenue unless and until our omadacycline greater China region partner, Zai, and our SEYSARA greater China region partner, Almirall, obtains regulatory approval of and commercializes its respective product in the greater China region. Zai submitted the first regulatory approval application for a licensed product in the People’s Republic of China in December 2019, which was accepted by the China NMPA in February 2020 and, in April 2020, the NMPA granted priority review status for its application. We will require substantial additional funding to meet FDA PMRs for NUZYRA, which we expect to continue to be funded through the BARDA contract. Additional resources will also be needed to support and accelerate the commercialization of NUZYRA, fund the development of omadacycline in other indications, including NTM and pulmonary anthrax, and to advance the development of potential other product candidates, and such funding may not be available on favorable terms or at all. BARDA’s procurements of NUZYRA for the SNS will also be an important component to satisfying future funding requirements. While it is difficult to predict with certainty, on February 24, 2021, we announced that the first NUZYRA procurement for the SNS under our contract with BARDA was expected to occur in the first half of 2021 and another procurement in the second half of 2021.  The first procurement was contingent upon receipt of comments from the FDA on the pre-emergency use authorization, or pre-EUA, submitted in February 2020.  As part of the ongoing review, supplemental mouse pharmacokinetic data requested by the FDA was submitted in November 2020.  On March 2, 2021, we received feedback from the FDA with a recommendation to consider an additional in vitro model to further characterize the optimal pharmacokinetic parameters for pulmonary anthrax as part of the development program. We are in discussions with BARDA to align on the best approach to integrating the FDA recommendation into the development program.  We were recently informed that BARDA has received all necessary approvals for and initiated the first procurement of NUZYRA. We expect the first procurement to be delivered and the related revenue recognized in the second quarter of 2021.  We continue to anticipate the delivery of the next procurement of NUZYRA in the second half of 2021.

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

Based upon our current operating plan, we anticipate that our existing cash and cash equivalents of $103.5 million as of March 31, 2021, will extend our cash runway through the end of 2023 with a pathway to cash flow break even.

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

Until we can generate a sufficient amount of product and royalty revenue to finance our cash requirements, if ever, we expect to finance our future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic collaborations, grant funding and government funding. We do not have any committed external sources of funds other than the rights under the BARDA contract and the rights to contingent milestone payments and/or royalties under the Almirall Collaboration Agreement, the Almirall China License, the Tetraphase License Agreement and the Zai Collaboration Agreement, which are terminable by Almirall, Tetraphase and Zai, respectively, upon prior written notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholders’ rights. Future debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additionally, future equity or debt financing may be difficult to obtain on favorable terms, if at all, in light of increased volatility within the global financial markets as a result of the COVID-19 pandemic. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, NUZYRA, sarecycline, future revenue streams, research programs, product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market NUZYRA, sarecycline or our other product candidates that we may otherwise prefer to develop and market ourselves.

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

Recent Accounting Pronouncements

Refer to Note 18, Recent Accounting Pronouncements, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2021 and the year ended December 31, 2020, we did not engage in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments as of March 31, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” in our 2020 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Our cash and cash equivalents balance as of March 31, 2021 consisted solely of cash and cash equivalents. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, including interest rate changes resulting from the impact of the COVID-19 pandemic. However, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our cash and cash equivalents balance. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our cash and cash equivalents balance.

We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 1.0% of total liabilities as of March 31, 2021.

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

As of March 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Information in response to this Item is incorporated herein by reference from Note 17, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth in our 2020 Form 10-K other than as set forth below.

If BARDA were to eliminate, reduce, or delay funding for our contract, we would experience a negative impact on our programs associated with such funding and perhaps on our ability to maintain the infrastructure necessary to maximize our NUZYRA commercial opportunity.

On December 18, 2019, we entered into a contract with BARDA to support the development of NUZYRA for the treatment of pulmonary anthrax and the fulfillment of FDA PMRs associated with NUZRYA’s initial approval. The BARDA contract also includes an option for BARDA to procure up to 10,000 treatment courses of NUZYRA for the SNS for use against potential biothreats. On March 2, 2021, we received feedback from the FDA with a recommendation to consider an additional in vitro model to further characterize the optimal pharmacokinetic parameters for pulmonary anthrax as part of the development program. We are in discussions with BARDA to align on the best approach to integrating the FDA recommendation into the development program. We were recently informed that BARDA has received all necessary approvals for and initiated the first procurement of NUZYRA.  The three additional procurements of NUZYRA under the BARDA agreement have not yet been activated.  Activation is contingent upon future progress in the ongoing anthrax development program.   We continue to have discussions with BARDA regarding timing and logistics of future procurements.  If BARDA were to eliminate, reduce, or materially delay funding, including with respect to further procurements under the BARDA contract, or prohibit reimbursement of some of our incurred costs, we would have to seek additional funding to continue development of NUZYRA for the treatment of anthrax or significantly decrease or cease the product’s development for that indication. Moreover, a loss of BARDA funding could jeopardize our ability to maintain the infrastructure needed to maximize NUZYRA’s commercial potential, and to fulfill NUZYRA’s FDA PMRs in a timely manner.

Item 5.	Other Information

On May 17, 2021, Paratek Pharmaceuticals, Inc., or the Company, entered into an At-the-Market Sales Agreement, or the Sales Agreement, with BTIG, LLC, or BTIG, under which it may offer and sell its common stock having aggregate sales proceeds of up to $50.0 million from time to time through BTIG as its sales agent. Sales of the Company’s common stock through BTIG, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on the Nasdaq Global Market or any other existing trading market for its common stock. BTIG will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay BTIG a commission of 3% of the gross sales proceeds of any common stock sold through BTIG under the Sales Agreement. The Company has also provided BTIG with customary indemnification rights.

The Company is not obligated to make any sales of common stock under the Sales Agreement. The offering of shares of the Company’s common stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Sales Agreement, or (ii) termination of the Sales Agreement in accordance with its terms.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed herewith as Exhibit 1.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. This Quarterly Report on Form 10-Q also incorporates by reference the Sales Agreement into the Registration Statement (as defined below).

The Company’s common stock is being offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 and an accompanying prospectus (Registration Statement No. 333-238150) declared effective by the U.S. Securities and Exchange Commission on July 9, 2020, or the Registration Statement, and a prospectus supplement dated May 17, 2021.

A copy of the opinion of Ropes & Gray LLP regarding the shares to be sold under the Sales Agreement is filed herewith as Exhibit 5.1 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

1.1*	At-the-Market Sales Agreement, dated May 17, 2021, by and between Paratek Pharmaceuticals, Inc. and BTIG, LLC.

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock	Form 8-K	001-36066	3.1	July 24, 2015

3.4	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	October 5, 2015

4.3	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	December 13, 2016

4.4	Warrant Agreement, dated as of June 27, 2017 issued to Hercules Capital, Inc.	Form 8-K	001-36066	4.1	June 29, 2017

4.5	Warrant Agreement, dated as of August 1, 2018 issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.5	August 2, 2018

4.6	Warrant, dated as of April 7, 2014 issued to HBM Healthcare Investments (Cayman) Ltd.	Form 10-K	001-36066	10.22	April 2, 2015

4.7	Warrant, dated as of April 18, 2014 issued to K/S Danish BioVenture.	Form 10-K	001-36066	10.23	April 2, 2015

4.8	Warrant, dated as of April 7, 2014 issued to Omega Fund III, L.P.	Form 10-K	001-36066	10.24	April 2, 2015

4.9	Warrant Agreement, dated as of August 5, 2020 issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.9	August 10, 2020

5.1*	Opinion of Ropes & Gray LLP.

23.1*	Consent of Ropes & Gray LLP (included in Exhibit 5.1).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May 2021.

Paratek Pharmaceuticals, Inc.

By:	/s/ Evan Loh M.D.
Evan Loh M.D.
Chief Executive Officer (Principal Executive Officer)
By:	/s/ Sarah Higgins
Sarah Higgins
Vice President, Finance and Controller (Principal Financial and Accounting Officer)