Form 10-Q
period 2021-09-30
Paratek Pharmaceuticals, Inc.
filed 2021-11-08
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2021 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of October 29, 2021, there were 50,188,851 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and par value amounts)

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$110,999	$105,157
Marketable securities	-	20,005
Restricted cash	125	891
Accounts receivable, net	21,862	11,878
Inventories	8,824	14,555
Other receivables	270	3,855
Prepaid and other current assets	10,931	7,776
Total current assets	153,011	164,117
Long-term restricted cash	125	-
Fixed assets, net	872	964
Goodwill	829	829
Right-of-use assets	1,816	2,010
Long-term inventories	23,895	8,728
Other long-term assets	1,800	205
Total assets	$182,348	$176,853
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$4,991	$1,813
Accrued expenses	23,164	20,826
Other current liabilities	995	1,314
Total current liabilities	29,150	23,953
Long-term debt	253,269	250,474
Long-term lease liabilities	1,391	1,544
Other liabilities	3,531	3,142
Total liabilities	287,341	279,113
Commitments and contingencies (Note 17)
Stockholders’ deficit
Preferred stock:
Undesignated preferred stock: $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 50,020,217 shares issued and outstanding as of September 30, 2021; and 100,000,000 shares authorized; 46,516,567 shares issued and outstanding as of December 31, 2020	50	46
Additional paid-in capital	729,587	705,489
Accumulated other comprehensive income	-	4
Accumulated deficit	(834,630)	(807,799)
Total stockholders’ deficit	(104,993)	(102,260)
Total liabilities and stockholders’ deficit	$182,348	$176,853

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenue, net	$19,432	$10,895	$85,441	$26,330
Government contract service revenue	1,467	785	4,553	1,560
Government contract grant revenue	3,011	1,866	6,712	2,303
Collaboration and royalty revenue	537	113	1,659	710
Net revenue	$24,447	$13,659	$98,365	$30,903
Expenses:
Cost of product revenue	4,289	2,017	16,817	5,724
Research and development	7,920	6,687	19,977	17,636
Selling, general and administrative	25,955	20,902	75,420	65,514
Total operating expenses	38,164	29,606	112,214	88,874
Loss from operations	(13,717)	(15,947)	(13,849)	(57,971)
Other income and expenses:
Interest income	25	280	61	1,347
Interest expense	(4,367)	(5,178)	(13,019)	(14,974)
Other gains (losses), net	(143)	(10)	(24)	67
Net loss	$(18,202)	$(20,855)	$(26,831)	$(71,531)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	(154)	(4)	26
Comprehensive loss	$(18,202)	$(21,009)	$(26,835)	$(71,505)
Basic and diluted net loss per common share	$(0.37)	$(0.46)	$(0.56)	$(1.64)
Weighted average common stock outstanding
Basic and diluted	49,213,986	45,483,346	47,676,365	43,591,724

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(26,831)	$(71,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	313	437
Stock-based compensation expense	9,480	7,925
Noncash interest expense	996	5,364
Changes in operating assets and liabilities
Accounts receivable, other receivables, prepaid, and other current assets	(9,368)	(8,707)
Inventories	(9,435)	(7,099)
Operating lease right-of-use asset	194	593
Accounts payable and accrued expenses	7,866	(3,754)
Operating lease liability	(153)	(730)
Other liabilities and other assets	(1,527)	(2,072)
Net cash used in operating activities	(28,465)	(79,574)
Investing activities
Purchase of fixed assets	(373)	(331)
Purchase of marketable securities	—	(29,625)
Proceeds from maturities of marketable securities	20,000	95,500
Net cash provided by investing activities	19,627	65,544
Financing activities
Payment of long-term royalty-backed loan agreement debt issuance costs	(397)	—
Proceeds from sale of common stock, net of costs	14,078	21,892
Principal payments on long-term debt	—	(10,000)
Proceeds from the employee stock purchase plan and stock options	358	324
Net cash provided by financing activities	14,039	12,216
Net (decrease) increase in cash, cash equivalents and restricted cash	5,201	(1,814)
Cash, cash equivalents and restricted cash at beginning of period	106,048	105,633
Cash, cash equivalents and restricted cash at end of period	$111,249	$103,819
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$7,664	$13,771
Purchases of equipment included in accrued expenses	$—	$45
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Fair value of warrants issued	$—	$1,127
Paid in-kind interest included in accrued expenses	$1,801	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2020	46,516,567	$46	$705,489	$4	$(807,799)	$(102,260)
Vesting of restricted stock unit awards	389,700	1	(1)	—	—	—
Exercise of stock options	961	—	3	—	—	3
Employee stock purchase plan expense	—	—	27	—	—	27
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(4)	—	(4)
Stock-based compensation expense	—	—	1,572	—	—	1,572
Net loss	—	—	—	—	(18,346)	(18,346)
Balances at March 31, 2021	46,907,228	$47	$707,090	$—	$(826,145)	$(119,008)
Issuance of common stock, net of expenses	649,022	1	4,644	—	—	4,645
Vesting of restricted stock unit awards	376,301	—	—	—	—	—
Employee stock purchase plan expense	—	—	29	—	—	29
Issuance of stock under the employee stock purchase plan	63,920	—	352	—	—	352
Stock-based compensation expense	—	—	4,974	—	—	4,974
Net income	—	—	—	—	9,717	9,717
Balances at June 30, 2021	47,996,471	$48	$717,089	$0	$(816,428)	$(99,291)
Exercise of stock options	848	—	4	—	—	4
Issuance of common stock, net of expenses	1,657,802	2	9,615	—	—	9,617
Vesting of restricted stock unit awards	365,096	—	—	—	—	—
Employee stock purchase plan expense	—	—	37	—	—	37
Stock-based compensation expense	—	—	2,842	—	—	2,842
Net income	—	—	—	—	(18,202)	(18,202)
Balances at September 30, 2021	50,020,217	$50	$729,587	$0	$(834,630)	$(104,993)
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2019	39,827,749	$40	$671,497	$74	$(711,258)	$(39,647)
Issuance of common stock, net of expenses	2,334,107	2	9,092	—	—	9,094
Vesting of restricted stock unit awards	212,170	—	—	—	—	—
Employee stock purchase plan expense	—	—	35	—	—	35
Unrealized gain on available-for-sale securities, net of tax	—	—	—	397	—	397
Stock-based compensation expense	—	—	2,500	—	—	2,500
Net loss	—	—	—	—	(27,617)	(27,617)
Balances at March 31, 2020	42,374,026	$42	$683,124	$471	$(738,875)	$(55,238)
Issuance of common stock, net of expenses	2,603,171	3	11,740	—	—	11,743
Vesting of restricted stock unit awards	200,500	—	—	—	—	—
Employee stock purchase plan expense	—	—	36	—	—	36
Issuance of stock under the employee stock purchase plan	130,055	—	324	—	—	324
Unrealized gain on available-for-sale securities, net of tax	—	—	—	(217)	—	(217)
Stock-based compensation expense	—	—	2,953	—	—	2,953
Net loss	—	—	—	—	(23,059)	(23,059)
Balances at June 30, 2020	45,307,752	$45	$698,177	$254	$(761,934)	$(63,458)
Issuance of common stock, net of expenses	238,722	1	1,054	—	—	1,055
Vesting of restricted stock unit awards	92,932	—	—	—	—	—
Employee stock purchase plan expense	—	—	37	—	—	37
Unrealized gain on available-for-sale securities, net of tax	—	—	—	(154)	—	(154)
Stock-based compensation expense	—	—	2,364	—	—	2,364
Issuance of warrants for common stock	—	—	1,127	—	—	1,127
Net loss	—	—	—	—	(20,855)	(20,855)
Balances at September 30, 2020	45,639,406	$46	$702,759	$100	$(782,789)	$(79,884)

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

The Company has incurred significant losses since inception in 1996. The Company has generated an accumulated deficit of $834.6 million through September 30, 2021 and may require substantial additional funding in connection with the Company’s continuing operations to support clinical development and commercialization activities associated with NUZYRA. Based upon the Company’s current operating plan, it anticipates that its cash and cash equivalents of $111.0 million as of September 30, 2021 will enable the Company to fund operating expenses and capital expenditure requirements through at least the next twelve months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q. The Company expects to finance future cash needs primarily through a combination of product sales, royalties, public or private equity offerings, debt or other structured financings, strategic collaborations, grant funding and government funding.  The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third-party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations as well as the risks discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 29, 2021, or the 2020 Form 10-K, in the Company’s other filings with the SEC and in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

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

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2021 and December 31, 2020, results of operations for the three and nine month periods ended September 30, 2021 and September 30, 2020, cash flows for the nine month periods ended September 30, 2021 and September 30, 2020 and changes in stockholders’ deficit for the three and nine month periods ended September 30, 2021 and September 30, 2020. Long-term inventories of $8.7 million, which was included in other long-term assets on the December 31, 2020 balance sheet, has been reclassified to conform to the fiscal year 2021 presentation.

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

Summary of Significant Accounting Policies

As of September 30, 2021, the Company’s significant accounting policies and estimates, which are detailed in the Company’s 2020 Form 10-K, have not changed.

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

Accounts receivable as of September 30, 2021 includes $18.6 million due from customers for sales of NUZYRA, net of prompt payment discounts, chargebacks, rebates and certain fees. Accounts receivable as of September 30, 2021 also includes $0.6 million of government contract service revenue earned under the BARDA contract, $2.1 million of government contract grant revenue earned under the BARDA contract, and estimated revenue earned of $0.5 million of royalties on SEYSARA sales under the Almirall Collaboration Agreement (as defined below) and XERAVA TM (eravacycline) sales under the Tetraphase License Agreement (as defined below). Refer to Note 7, Government Contract Revenue for further information on the BARDA contract and to Note 8, License and Collaboration Agreements for further information on the Almirall Collaboration Agreement and the Tetraphase License Agreement.

3.   Marketable Securities

The Company did not hold any available-for-sale securities as of September 30, 2021.

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

4.  Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statement of cash flows that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows (in thousands):

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$110,999	$102,356
Short-term restricted cash	125	1,463
Long-term restricted cash	125	-
Total cash, cash equivalents and restricted cash shown on the condensed consolidated statement of cash flows	$111,249	$103,819

Short-term restricted cash

On May 1, 2019, the Company deposited $4.0 million into an interest reserve account in conjunction with the funding of a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, executed with Healthcare Royalty Partners III, L.P., or HCRP. Payments of interest under the Royalty-Backed Loan Agreement are made quarterly using royalty payments received since the immediately preceding payment date under the Almirall Collaboration Agreement. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the Company will cover the balance of the interest payment due from the interest reserve account.  Refer to Note 13, Long-Term Debt, for further details. There was no restricted cash related to the Royalty-Backed Loan Agreement as of September 30, 2021.  As of December 31, 2020, $0.6 million of restricted cash represented the estimated amount that is expected to be paid to HCRP out of the interest reserve account within the next twelve months.

The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of both September 30, 2021 and December 31, 2020, naming the landlord as beneficiary. The Company executed an amendment to the existing lease agreement on its Boston office space in April 2021. In accordance with the amendment, the cash-collateralized irrevocable standby letter of credit was reduced to an insignificant amount during the three months ended September 30, 2021 and reclassified as long-term restricted cash as of September 30, 2021.  The portion of the letter of credit expected to be received in the next twelve months is classified as short-term restricted cash as of September 30, 2021. Refer to Note 14, Leases, for further details.

Long-term restricted cash

As of September 30, 2021, long-term restricted cash included the insignificant cash-collateralized irrevocable standby letter of credit described above.

5. Inventories

The following table presents inventories, net (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$903	$720
Work in process	23,239	12,925
Finished goods	8,577	9,638
Total inventories	$32,719	$23,283

When recorded, inventory reserves reduce the carrying value of inventories to their net realizable value. The Company reviews inventories on hand at least quarterly and records provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. No inventory reserves existed as of September 30, 2021 and December 31, 2020.

6.   Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is based upon the weighted-average number of common shares outstanding during the period plus the effect of additional weighted-average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. For purposes of this calculation, shares of common stock issuable upon conversion of convertible debt, stock options, restricted stock units, or RSUs, warrants to purchase common stock, and shares issuable under the Company’s employee stock purchase plan are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

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

The Company was in a net loss position as of September 30, 2021. The following outstanding shares subject to stock options and RSUs, warrants to purchase shares of common stock, common stock issuable upon conversion of convertible debt and shares issuable under the Company’s employee stock purchase plan were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the three and nine months ended September 30, 2021 and 2020 as indicated below:

	September 30,
	2021 (1)	2020 (1)
Convertible notes	10,377,361	10,377,361
Warrants	469,388	479,002
Stock options	2,059,453	2,032,295
Unvested restricted stock units	5,677,110	4,195,592
Employee stock purchase plan	542,896	668,132
Totals	19,126,208	17,752,382

(1) The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of September 30, 2021 and 2020. Such amounts have not been adjusted for the treasury-stock method or weighted-average outstanding calculations as required if the securities were dilutive.

7. Government Contract Revenue

Biomedical Advanced Research and Development Authority

On December 18, 2019, the Company entered into a five-year contract with the Biomedical Advanced Research and Development Authority, or BARDA, a division of the U.S. Department of Health and Human Services’, or HHS, Office of the Assistant Secretary for Preparedness and Response, herein referred to as the BARDA contract, with an option to extend up to ten years, to support the development of NUZYRA for the treatment of pulmonary anthrax, FDA post-marketing requirements, or PMRs, associated with the initial NUZYRA approval, and the ability for BARDA to procure up to 10,000 treatment courses of NUZYRA.. On September 27, 2021, the Company and BARDA modified the original BARDA contract, herein referred to as the amended BARDA contract, to provide additional funding to expand the development of NUZYRA under an FDA Animal Efficacy Rule development program to support a supplemental New Drug Application, or sNDA, to the FDA to include post-exposure prophylaxis, or PEP, in addition to the treatment of pulmonary anthrax, herein referred to as an amended option.

The amended BARDA contract could result in payments to the Company of up to approximately $303.6 million and consists of a five-year base period-of-performance and a total contract period-of-performance (base period plus option exercises) of up to ten years. Under the base period-of-performance, the Company will conduct activities necessary to (i) allow the product to be used under an Emergency Use Authorization, (ii) obtain licensure of NUZYRA through an sNDA , submission for treatment and PEP of pulmonary anthrax, and (iii) provide up to 2,500 treatment courses of the drug product to be stored as vendor managed inventory.

Under the terms of the BARDA contract, approximately $59.4 million for the development of NUZYRA for the treatment of pulmonary anthrax and the purchase of an initial 2,500 treatment courses of NUZYRA was awarded to the Company by BARDA in December 2019.  As part of this initial $59.4 million award, the first $37.9 million procurement of NUZYRA was delivered to and accepted by BARDA in June 2021, and the amount earned from this procurement was recognized in net U.S. sales of NUZYRA during the second quarter of 2021. The Company has been periodically drawing down the remaining $21.5 million of the initial award based on costs incurred during the development program.

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

BARDA initiated the amended option in September 2021 that awarded the Company additional funding of approximately $18.9 million to expand the development of NUZYRA under an FDA Animal Efficacy Rule development program to support an sNDA that will include post-exposure prophylaxis, or PEP, in addition to the treatment of pulmonary anthrax, for total funding of the amended option of approximately $31.6 million.

The remaining awards under the BARDA contract include a maximum of approximately $115.3 million to provide for three additional purchases of NUZYRA anthrax treatment courses, each of which may be exercised at BARDA’s discretion upon achievement of development milestones related to the anthrax treatment development program.

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

As the BARDA contract is partially within the scope of ASC 606 and partially within the scope of other guidance, the Company applied the guidance of ASC 606 to initially measure the parts of the contract to which ASC 606 is applicable. The total transaction price of the parts of the BARDA contract that existed at the outset of the contract that fall under ASC 606 was determined to be $63.6 million, inclusive of $4.2 million in variable consideration and was allocated to each of the three performance obligations based on the performance obligation’s estimated relative stand-alone selling prices. As of September 30, 2021, the Company reevaluated the variable consideration of $4.2 million that is included in the transaction price and determined that the variable consideration should not be constrained as it is not probable that a significant reversal in the amount of the cumulative revenue recognized will occur in a future period. The transaction price was allocated as follows: $21.5 million to research and development services performed for the treatment of pulmonary anthrax in (i), which will be classified as government contract service revenue when recognized, $37.9 million to the procurement of 2,500 treatment courses of NUZYRA in (ii), which will be classified as product revenue when recognized, and a total of $4.2 million to the options to procure up to three 2,500 treatment courses of NUZYRA in (v), which will be included within product revenue when recognized upon exercise and transfer of control of related treatment courses.  The Company estimated the stand-alone selling price of the research and development services performed for the treatment of pulmonary anthrax based on the Company’s projected cost of providing the services plus an applicable profit margin commensurate with observable market data for similar services.  The Company estimated the stand-alone selling price of the procurement of 2,500 treatment courses of NUZYRA based on historical pricing of the Company’s commercial products to similar customers.  The Company estimated the stand-alone selling price of the future procurement options based on the discount that the customer would obtain when exercising the option, adjusted for any discount that the customer could receive without entering into the contract, and the likelihood that the option will be exercised.

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

The product procurement performance obligations ((ii) and, if any optional additional procurements are exercised from (v) above), generate revenue at a point in time, upon transfer of control of the product. As such, the related revenue for these performance obligations is recognized at a point in time as product revenue within the Company’s consolidated statement of operations.  As of September 30, 2021, the product procurement performance obligation (ii) was completed and $37.9 million of product revenue was earned and recognized due to the delivery and acceptance of the first procurement under the BARDA contract.

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

In September 2021, BARDA exercised the amended option under the amended BARDA contract, to fund an FDA Animal Rule development program to support an sNDA for the treatment of and the PEP against pulmonary anthrax.  The Company is treating these services as a separate $31.6 million contract for accounting purposes since the completion of a late-stage development program was determined at the contract outset to be optional services that did not represent a material right.  The additional services added as part of the amended option were distinct and the increased transaction price is reflective of the entity’s standalone selling prices of the additional promised services. The Company’s late-stage development program obligations are satisfied over time as work progresses.  Research and development services performed under the amended option will be recognized as government contract service revenue over time as the performance obligation is satisfied.

The Company recognized $1.5 million and $4.6 million of government contract service revenue under the BARDA contract during the three and nine months ended September 30, 2021, respectively.

As of September 30, 2021, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $39.8 million. The Company expects to recognize this amount as revenue over the next three to six years.

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

The Company recognized $3.0 million and $6.7 million of government contract grant revenue under the BARDA contract during the three and nine months ended September 30, 2021, respectively.

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

As of September 30, 2021, $1.4 million of unbilled accounts receivable was recorded and is a component of accounts receivable, net on the Company’s condensed consolidated balance sheet.

As of September 30, 2021, an insignificant amount of deferred revenue was recorded and is a component of other current liabilities on the Company’s condensed consolidated balance sheet.

As of September 30, 2021, $0.6 million of deferred revenue was recorded and is a component of other liabilities on the Company’s condensed consolidated balance sheet.

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

In accordance with the Company’s revenue recognition policy, the Company recognized an insignificant amount of royalty revenue during the three and nine months ended September 30, 2021 under the Tetraphase License Agreement.

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

Under the terms of the Zai Collaboration Agreement, Paratek is eligible to receive up to $6.0 million in potential future regulatory milestone payments and $40.5 million in potential future commercial milestone payments, the next being $6.0 million upon regulatory approval for a licensed product in the PRC. The terms of the Zai Collaboration Agreement also provide for Zai to pay Paratek tiered royalties at a low double digit to mid-teen percent on net sales of the licensed product in the Zai territory. In accordance with the Company’s revenue recognition policy, as regulatory approval in the PRC is not within the control of the Company, the achievement of the milestone was not deemed probable and the risk of significant reversal of revenue was not resolved as of September 30, 2021. As such, the next milestone payment was not recognized as revenue during the nine months ended September 30, 2021.

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

Royalty payments are recognized when the sales occur. The Company recognized $0.5 million and $1.5 million of royalty revenue for sales of SEYSARA in the U.S. by Almirall for the three and nine months ended September 30, 2021, respectively, under the Almirall Collaboration Agreement. During the third quarter of 2021, royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third-party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenues will be adjusted for in the period in which they become known, which is expected to be the following quarter.

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

The Company sold 2,300,425 shares of common stock pursuant to the Sales Agreement for $14.3 million in proceeds, after deducting an insignificant amount of commissions, during the nine months ended September 30, 2021. As of October 29, 2021, $34.4 million remains available for sale under the Sales Agreement.

On May 11, 2020, the Company filed a registration statement on Form S-3 with the SEC, as amended on June 19, 2020, and declared effective on July 9, 2020, to sell certain of its securities in an aggregate amount of up to $250.0 million. As of October 29, 2021, $234.4 million remains available on this shelf registration statement, with $34.4 million reserved for potential sales under the Sales Agreement.

10.   Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued compensation	$6,978	$7,783
Accrued sales allowances	5,725	3,429
Accrued interest	4,317	1,768
Accrued commercial	2,412	2,254
Accrued contract research	1,691	591
Accrued other	340	217
Accrued professional fees	518	1,209
Accrued manufacturing	363	972
Accrued legal costs	470	580
Accrued inventory	350	2,023
Total	$23,164	$20,826

11.   Fair Value Measurements

Financial instruments, including cash, cash equivalents, restricted cash, money market funds, U.S. treasury securities, accounts receivable, accounts payable, and accrued expenses are carried on the condensed consolidated financial statements at amounts that approximate fair value. The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date.  The fair value of the Company’s debt (including the Notes as defined in Note 13, Long-Term Debt), is $229.0 million as of September 30, 2021 and $223.5 million as of December 31, 2020. The fair value of the Company’s debt was determined using Level 3 inputs.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2020 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. The Company did not hold any U.S. treasury securities as of September 30, 2021. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

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

12.   Stock-Based and Incentive Compensation

Stock-based Compensation

The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expense	$519	$477	$1,637	$1,663
Selling, general and administrative expense	2,359	1,924	7,844	6,262
Total stock-based compensation expense	$2,878	$2,401	$9,481	$7,925

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

	Nine Months Ended September 30,
	2021	2020
Volatility	63.2%	63.0%
Risk-free interest rate	0.7%	0.9%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	5.9	5.7

Stock Plan Activity

The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Equity Incentive Plan, or the 2015 Plan, which was approved by Company stockholders at the annual meeting of shareholders held on June 9, 2015.  As of September 30, 2021, there are 265,884 shares available for future issuance under the 2015 Plan.

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

During the nine months ended September 30, 2021, the Company’s Board of Directors granted 82,617 stock options and 3,674,675 RSUs to directors, executives, and employees of the Company under the 2015 Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards granted to executives in March 2021 are subject to time-based vesting, with 1/3 of the shares vesting on December 10, 2021, and an additional 1/3 of the shares vesting on the succeeding two anniversaries of such date. The RSU awards granted to non-executive employees of the Company during March 2021 are subject to time-based vesting, with 1/3 of the shares vesting on February 18, 2022, and an additional 1/3 of the shares vesting on the succeeding two anniversaries of such date.

The March 2021 grants also included performance-based RSU, or PRSU, awards to certain executives and employees of the Company, which will vest as follows: (a) 25/55 on certain net product revenue achievements, (b) 10/55 on certain business achievements, (c) 10/55 on certain manufacturing achievements and (d) 10/55 on achievement of certain clinical milestones related to NUZYRA. Since the Company believes it is probable that milestone (d) above will be achieved, the Company recognized $0.4 million of stock-based compensation expense for the performance condition during the nine months ended September 30, 2021 using the accelerated attribution method.

During the year ended December 31, 2020, the Company’s Board of Directors granted PRSU awards to certain executives and employees of the Company in February 2020 under the 2015 Plan that will vest as follows: (a) 25/55 on certain net product revenue achievements, (b) 15/55 on achievement of certain clinical milestones related to NUZYRA and (c) 15/55 on achievement of certain regulatory milestones related to NUZYRA. Since the Company believes it is probable that milestones (a) and (b) will be achieved, the Company recognized a cumulative catch-up of $1.2 million and $0.3 million of stock-based compensation expense, respectively, during the nine months ended September 30, 2021 using the accelerated attribution method. Milestone (c) was achieved and vested in May 2021, which resulted in a cumulative catch-up of $1.2 million of stock-based compensation expense during the nine months ended September 30, 2021.

During the year ended December 31, 2019, the Company’s Board of Directors granted PRSU awards to certain executives and employees of the Company in February 2019 and July 2019 under the 2015 Plan that will vest as follows: (a) 25/60 and (b) 25/60, each, on certain net product revenue achievements and (c) the remaining 10/60 on certain other business achievements. Milestone (a) was achieved in September 2020 and vested during November 2020. Milestone (b) was achieved in June 2021 and will vest in August 2021. The Company believes it is probable that milestone (c) will be achieved. The Company recognized an insignificant amount of stock-based compensation expense for milestones (b) and (c) during the nine months ended September 30, 2021 using the accelerated attribution method.

The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Inducement Plan, or the 2015 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 360,000 shares of common stock solely for the grant of inducement stock options to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. The Company has not made any grants under the 2015 Inducement Plan since December 31, 2015. Although the Company does not currently anticipate the issuance of additional grants under the 2015 Inducement Plan, as of September 30, 2021, 341,500 shares remain available for grant under that plan, as well as any shares underlying outstanding stock options that may become available for grant pursuant to the plan’s terms. It is therefore possible that the Company may, based on the business and recruiting needs of the Company, issue additional stock options under the 2015 Inducement Plan.

In June 2017, the Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2017 Inducement Plan, or the 2017 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 550,000 shares of common stock solely for the grant of inducement stock options and RSU awards to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. In October 2018, the Company’s Board of Directors approved the reserve of an additional 500,000 shares for the 2017 Inducement Plan, for a total of 1,050,000 shares reserved for issuance under it. During the nine months ended September 30, 2021, the Company’s Board of Directors granted 161,800 stock options and 73,500 RSUs to employees of the Company under the 2017 Inducement Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards are generally subject to time-based vesting, with 100% of the shares of common stock subject to the RSU award vesting three years from the grant date. As of September 30, 2021, 303,467 shares remain available for grant under the 2017 Inducement Plan, as well as any shares underlying awards that may become available for grant pursuant to the plan’s terms.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,986,442	$11.92	5.63	$1,748
Granted	244,417
Exercised	(1,809)
Cancelled or forfeited	(165,092)
Expired	(4,505)
Outstanding at September 30, 2021	2,059,453	$11.00	5.34	$589
Exercisable at September 30, 2021	1,733,441	$11.93	4.66	$487

The total intrinsic value of stock options exercised was insignificant for the nine months ended September 30, 2021.

Restricted Stock Units

A summary of RSU activity for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	3,393,425	$4.41
Granted	3,748,175	6.87
Released	(1,131,097)	5.00
Forfeited	(333,393)	5.44
Unvested balance at September 30, 2021	5,677,110	$5.85

Total unrecognized stock-based compensation expense for all stock-based awards was $17.7 million as of September 30, 2021. This amount will be recognized over a weighted-average period of 2.07 years.

2009 Employee Stock Purchase Plan

In June 2009, at the annual meeting of stockholders, the stockholders of the Company approved the 2009 Employee Stock Purchase Plan, or the 2009 ESPP.  As of September 30, 2021, 36,539 shares were available for issuance under the 2009 ESPP. Since the merger involving privately-held Paratek Pharmaceuticals, Inc. and Transcept Pharmaceuticals, Inc., the Company has not made the 2009 ESPP available to employees.

2018 Employee Stock Purchase Plan

The Company’s Board of Directors adopted, and in June 2018 Company’s stockholders approved, the Paratek Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan, or the 2018 ESPP. The 2018 ESPP was amended in October 2018 to change the commencement dates of the offering periods. The maximum aggregate number of shares of the Company’s common stock that may be purchased under the 2018 ESPP is 943,294 shares, or the ESPP Share Pool, subject to adjustment as provided for in the 2018 ESPP.  The 2018 ESPP allows eligible employees to purchase shares during certain offering periods, which will be six -month periods commencing June 1 and ending November 30 and commencing December 1 and ending May 31 of each year. The first offering under the 2018 ESPP occurred on December 1, 2018. During the nine months ended September 30, 2021, the Company issued 63,920 shares of common stock with proceeds of $0.4 million.  As of September 30, 2021, 506,357 shares remain available for issuance under the 2018 ESPP. During the nine months ended September 30, 2021, the Company recognized an insignificant amount in related stock-based compensation expense.

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

The Company will recognize the compensation cost over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance. The performance condition is not yet deemed probable; as such, no amounts were accrued under the Plan during the nine months ended September 30, 2021.

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

The R-Bridge Loan Agreement contains certain customary affirmative covenants, including those relating to: use of proceeds; maintenance of books and records; financial reporting and notification; compliance with laws; and protection of Company intellectual property. The R-Bridge Loan Agreement also contains certain customary negative covenants, barring the Subsidiary from: certain fundamental transactions; issuing dividends and distributions; incurring additional indebtedness outside of the ordinary course of business; engaging in any business activity other than related to the Zai Collaboration Agreement; and permitting any additional liens on the collateral provided to the R-Bridge Lender under the R-Bridge Loan Agreement. As of September 30, 2021, the Company was in compliance with all covenants under the R-Bridge Loan Agreement.

An ancillary agreement executed by the Company and the Subsidiary in respect of the Revenue Interest, contains negative covenants applicable to the Company, including restrictions on the sale or transfer of our assets related to NUZYRA and giving rise to the Revenue Interest, each subject to the exceptions set forth therein.

The R-Bridge Loan Agreement contains customary defined events of default, upon which any outstanding principal, unpaid interest, and other obligations of the Subsidiary, shall be immediately due and payable by the Subsidiary. These include: failure to pay any principal or interest when due; failure to the Capped Amount as and when due following a non-qualified change of control of the Company, any uncured breach of a representation, warranty or covenant; any uncured failure to perform or observe covenants; any uncured breach of our representations, warranties or covenants under an ancillary agreement executed by the Company and the Subsidiary in respect of the Royalty Interest; any termination of the Zai Collaboration Agreement; and certain bankruptcy or insolvency events. No events of default had occurred under the R-Bridge Loan Agreement through September 30, 2021.

The Company raised approximately $58.3 million in net proceeds in connection with the R-Bridge Loan Agreement, comprised of the $60.0 million term loan funded at execution, net of $1.1 million in lender fees accounted for as debt discount and $0.6 million in direct and incremental third-party expenses accounted for as debt issuance costs. The net proceeds of the term loan, together with cash on hand, was used to prepay in full all obligations outstanding under the Amended and Restated Loan and Security Agreement dated as of June 27, 2019, as amended, with Hercules Technology III, L.P., certain other lenders and Hercules Capital, Inc. (as agent), or the Hercules Loan Agreement.

The Company evaluated the R-Bridge Loan Agreement for embedded derivatives pursuant to ASC 815, Derivatives and Hedging (ASC 815). The Company determined that the R-Bridge Loan Agreement represents a debt host due to its legal form. The Company concluded that the contingent put options that could require mandatory repayment upon the occurrence of an event of default, change of control, and certain other events are required to be bifurcated from the debt host instrument and accounted for separately as derivative instruments. Such features are not clearly and closely related to the debt host contract and a separate instrument with the same terms would be considered a derivative instrument subject to the requirements of ASC 815. However, the Company has determined that the fair value of these embedded derivatives is nominal at September 30, 2021 and December 31, 2020 due to the estimated likelihood of the any of the associated events occurring. All other embedded features are not required to be accounted for separately because they are either clearly and closely related to the debt host instrument or qualify for a scope exception from ASC 815.

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

The following table summarizes the impact of the R-Bridge Loan Agreement on the Company’s condensed consolidated balance sheets at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Principal debt including paid-in-kind interest	$60,961	$60,000
Unamortized debt discount and issuance costs	(1,516)	(1,680)
Carrying value	$59,445	$58,320

During the nine months ended September 30, 2021, $1.0 million of paid-in-kind interest was capitalized and added to the principal balance of the loan, which represents the shortfall between the interest owed and the Collection Amount.

The Company recognized interest expense of $1.1 million and $3.4 million, and an insignificant amount of amortization expense on the debt issuance costs, on the R-Bridge Loan Agreement for the three and nine months ended September 30, 2021, respectively.

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

The following table summarizes the impact of the Notes on the Company’s condensed consolidated balance sheets at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Principal debt	$165,000	$165,000
Unamortized debt issuance costs	(2,829)	(3,578)
Carrying value	$162,171	$161,422

The Company recognized coupon interest expense of $2.0 million and $5.9 million, and amortization expense on the debt issuance costs of $0.2 million and $0.7 million, on the Notes for the three and nine months ended September 30, 2021, respectively.

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

The following table summarizes the impact of the Royalty-Backed Loan Agreement on the Company’s condensed consolidated balance sheets at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Principal debt including paid-in-kind interest	$33,340	$32,500
Unamortized debt issuance costs	(1,687)	(1,768)
Carrying value	$31,653	$30,732

During the nine months ended September 30, 2021, $0.8 million of paid-in-kind interest was capitalized and added to the principal balance of the loan, which represents the shortfall between the interest owed, payments made from the interest reserve account, which was exhausted in May 2021, and the Almirall Collaboration Agreement royalty payments received.

The Company recognized interest expense of $1.0 million and $2.9 million and an insignificant amount of amortization expense on the debt issuance costs on the Royalty-Backed Loan Agreement for the three and nine months ended September 30, 2021, respectively.

Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Long-term debt on the Company’s consolidated balance sheets at September 30, 2021 and December 31, 2020 includes the carrying value of the R-Bridge Loan Agreement, the Notes and the Royalty-Backed Loan Agreement.

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

The total operating liability is presented on the Company’s condensed consolidated balance sheet based on maturity dates. $0.6 million of the total operating liabilities is classified under “other current liabilities” for the portion due within twelve months, and $1.4 million is classified under “long-term lease liability”.

15.   Income Taxes

The Company recorded no provision for income taxes for the three or nine months ended September 30, 2021 and September 30, 2020.

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

16. Product Revenue

To date, the Company’s only source of product revenue has been from NUZYRA product sales beginning in February 2019 when NUZYRA was launched in the U.S. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Patient assistance	Total
Balance at December 31, 2020	$627	$2,202	$386	$214	$3,429
Provision related to current period sales	3,268	9,686	1,164	435	14,553
Adjustment related to prior period sales	(147)	(384)	(615)	—	(1,146)
Credit or payments made during the period	(2,895)	(7,663)	(136)	(417)	(11,111)
Balance at September 30, 2021	$853	$3,841	$799	$232	$5,725

17.   Commitments and Contingencies

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2021, the Company was not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of executive management or affiliate of the Company is either a party adverse to the Company or the Company’s subsidiaries or has a material interest adverse to the Company or the Company’s subsidiaries.

On July 14, 2021, the Company entered into a supply agreement with CARBOGEN AMCIS AG, or Carbogen, that provides for the terms and conditions under which Carbogen will manufacture and supply to the Company the active pharmaceutical ingredient for the Company’s omadacycline product in bulk quantities, or the Carbogen Product. Under this agreement, the Company is responsible for the cost and supply of crude omadacycline that Carbogen requires to manufacture the Carbogen Product and perform related services. The Company is obligated to initially pay Carbogen an amount in the high six-digit U.S. dollar range per batch of Carbogen Product that the Company orders, and the price may be adjusted in accordance with the terms of the agreement. The Company may also request that Carbogen perform certain services related to the Carbogen Product, for which the Company will pay reasonable compensation to Carbogen.

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

This discussion contains certain forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potential,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward- looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 29, 2021, or the 2020 Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 17, 2021, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, as filed with the SEC on August 9, 2021, and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and except as required by law, we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

During the first quarter of 2021, we completed the initial phase of our plan to expand our U.S. launch of NUZYRA into the community setting based on NUZYRA's product attributes, including its once-daily oral formulation, broad reimbursement coverage and infectious disease physician support. Our expansion of commercial promotion into the community setting focused initially on ABSSSI, and broadened in the fall of 2021 to include the treatment of CABP as we received FDA approval of the oral-only loading dose regimen in the second quarter of 2021.

In December 2019, we entered into a five-year contract with an option to extend to ten years with the Biomedical Advanced Research and Development Authority, or BARDA, a division of the U.S. Department of Health and Human Services, or HHS, Office of the Assistant Secretary for Preparedness and Response, or ASPR, herein referred to as the BARDA contract. The BARDA contract supports the development of NUZYRA for the treatment of pulmonary anthrax, FDA post-marketing requirements, or PMRs, associated with the initial NUZYRA approval, and an option for BARDA to procure up to 10,000 treatment courses of NUZYRA for use against potential biothreats. On September 27, 2021, we and BARDA modified the original BARDA contract, herein referred to as the amended BARDA contract, to provide additional funding to expand the development of NUZYRA under an FDA Animal Efficacy Rule development program to support a supplemental New Drug Application, or sNDA, to the FDA to include post-exposure prophylaxis, or PEP, in addition to the treatment of pulmonary anthrax, herein referred to as the amended option.

Under the terms of the BARDA contract, approximately $59.4 million was awarded to us by BARDA in December 2019 for the development of NUZYRA for the treatment of pulmonary anthrax and the purchase of an initial 2,500 treatment courses of NUZYRA.  As part of this initial $59.4 million award, the $37.9 million procurement of NUZYRA was delivered to and accepted by

BARDA in June 2021, and the amount earned from this procurement was recognized in net U.S. sales of NUZYRA during the second quarter of 2021. We have been periodically drawing down the remaining $21.5 million of the initial award based on costs incurred during the development program.

Two additional contractual services were initiated by BARDA in April 2020 that awarded us approximately $76.8 million for reimbursement of existing FDA PMRs and approximately $20.4 million for reimbursement of manufacturing-related requirements, which we have been drawing down based on costs incurred. This additional staged funding is expected to support all FDA PMRs associated with the approval of NUZYRA, including CABP and pediatric studies, as well as a five-year post-marketing bacterial surveillance study, and support the U.S. onshoring and security requirements of our manufacturing activities for NUZYRA.

BARDA initiated the amended option in September 2021 that awarded the Company additional funding to expand the development of NUZYRA under an FDA Animal Efficacy Rule development program to support an sNDA that will include post-exposure prophylaxis, or PEP, in addition to the treatment of pulmonary anthrax for approximately $31.6 million.

The remaining awards under the amended BARDA contract include a maximum of approximately $115.3 million to provide for three additional purchases of NUZYRA anthrax treatment courses, each of which may be exercised at BARDA’s discretion upon achievement of development milestones related to the anthrax treatment development program.  The timing and trigger of future procurements will be linked to specific development milestones. The amended BARDA contract formalized the trigger for purchase of the second NUZYRA procurement upon BARDA's receipt of positive top-line data from our pilot efficacy treatment study of inhalation anthrax in rabbits, which we anticipate will be available in the second half of 2022.

We and BARDA also agreed under the amended contract on specific development milestones to trigger the third and fourth procurements of NUZYRA anthrax treatment courses. The third procurement will be triggered by BARDA's receipt of positive top-line data in PEP and treatment of inhalation anthrax from a combination of pilot and pivotal efficacy studies in animal models, which we anticipate will be available in 2024. The fourth procurement will be triggered by our receipt of sNDA approval from the FDA for treatment of inhalation anthrax, which we anticipate will follow the third procurement by approximately 18-24 months. We plan to provide further specificity on timelines as the anthrax development program progresses.

We have made significant progress in the pulmonary anthrax development program under the BARDA contract.  A pharmacokinetic, or PK, study in rabbits was recently completed.  In addition, we have evaluated minimum inhibitory concentrations, or MICs, of omadacycline against over 130 anthrax strains.  Omadacycline continued to demonstrate potent MICs and is considered effective against all isolates infected with anthrax that were tested. The collection of isolates included a strain resistant to doxycycline and a strain resistant to ciprofloxacin,.  Omadacycline activity remained potent and was not impacted by either of those resistant strains.

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

We also continue to pursue a number of other opportunities for NUZYRA. In May 2021, the FDA approved our supplemental new drug application, or sNDA, for the oral-only loading dose regimen for patients diagnosed with CABP.  The sNDA included the results of a study to show that an oral-only loading dose regimen has a comparable PK profile to the approved IV loading dose regimen in patients with CABP that was established in the Phase 3 registration study.

We have discussed trial designs and potential registration pathways with the FDA to determine the efficacy and safety of omadacycline in patients afflicted with non-tuberculous mycobacteria abscessus, or NTM abscessus, which are environmental organisms that can be found in soil, dust, and water, including natural and municipal water sources. Infection occurs when a person is exposed to NTM organisms.  NTM abscessus can form difficult-to-eliminate biofilms, which are collections of microorganisms that stick to each other, and adhere to surfaces in moist environments.  Although severe infection can affect the lymph nodes, skin, soft tissues, bones, and joints, the vast majority of NTM abscessus infection cases are pulmonary. The diagnosis of NTM abscessus infection is often delayed due to non-specific symptoms and a lack of disease state awareness by clinicians. NTM abscessus is a rare and orphan disease with no FDA-approved therapies, which we estimate has a potential $1.0 billion addressable market in the U.S. In August 2021, FDA granted orphan drug designation for NUZYRA for the treatment of infections caused by NTM. This orphan drug designation includes NTM pulmonary disease caused by Mycobacterium abscessus complex, which is the focus of an ongoing Phase 2b study.

Start-up activities for our Phase 2b clinical study for treatment of pulmonary NTM abscessus with omadacycline are underway. This study was initiated in June 2021 with our first patient enrolled in the Phase 2b NTM study in October 2021. This study is a double-blinded, placebo-controlled, randomized monotherapy study of pulmonary NTM abscessus in patients who are not receiving other treatments.  Study size will be approximately 75 subjects randomized in a 1.5 to 1 ratio.  Therapy will last for 12 weeks with an efficacy endpoint assessment at that timepoint. Due to the small numbers of patients with this rare disease, we expect this study will complete enrollment within approximately two years from commencement.

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

We have incurred significant losses since our inception in 1996. Our accumulated deficit at September 30, 2021 was $834.6 million and our net loss for the nine months ended September 30, 2021 was $26.8 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and selling, general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue. We expect to continue to incur significant expenses and operating losses for the next several years.

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

Under the terms of the BARDA contract, BARDA can procure up to 10,000 anthrax treatment courses of NUZYRA.. As of September 30, 2021, an initial 2,500 treatment courses of NUZYRA were purchased by BARDA. The product procurement performance obligations generate revenue at a point in time, which will be upon transfer of control of the product. As such, the related revenue for these performance obligations is recognized at a point in time as product revenue within our consolidated statement of operations. Refer to Note 7, Government Contract Revenue to the interim condensed consolidated financial statements included in this report for further discussion of the BARDA contract and related revenue recognition.

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

We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our research and development expenses for omadacycline and other projects during the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Omadacycline costs	$5,567	$4,219	$12,540	$9,930
Other research and development costs	2,353	2,468	7,437	7,706
Total	$7,920	$6,687	$19,977	$17,636

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

	Three Months Ended September 30,
(in thousands)	2021	2020	$ Change
Product revenue, net	$19,432	$10,895	$8,537
Government contract service revenue	1,467	785	682
Government contract grant revenue	3,011	1,866	1,145
Collaboration and royalty revenue	537	113	424
Net revenue	$24,447	$13,659	$10,788
Expenses:
Cost of product revenue	4,289	2,017	2,272
Research and development	7,920	6,687	1,233
Selling, general and administrative	25,955	20,902	5,053
Total operating expenses	38,164	29,606	8,558
Income (loss) from operations	(13,717)	(15,947)	2,230
Other income and expenses:
Interest income	25	280	(255)
Interest expense	(4,367)	(5,178)	811
Other gains (losses), net	(143)	(10)	(133)
Net income (loss)	$(18,202)	$(20,855)	$2,653

Product Revenue, Net

Net product revenue recognized on sales of NUZYRA in the U.S. was $19.4 million and $10.9 million for the three months ended September 30, 2021 and September 30, 2020, respectively. The increase in net product revenue is primarily the result of an increase in sales volume due to higher customer demand.

Government Contract Service Revenue

Government contract service revenue earned under our BARDA contract was $1.5 million and $0.8 million for the three months ended September 30, 2021 and September 30, 2020, respectively. The increase in government contract service revenue is primarily the result of increased costs incurred for the U.S. onshoring of NUZYRA manufacturing.

Government Contract Grant Revenue

Government contract grant revenue earned under our BARDA contract was $3.0 million and $1.9 million during the three months ended September 30, 2021 and September 30, 2020, respectively. The increase in government contract service revenue is primarily the result of increased costs incurred to support existing FDA PMRs.

Collaboration and Royalty Revenue

Collaboration and royalty revenue were $0.5 million and $0.1 million for the three months ended September 30, 2021 and September 30, 2020, respectively. Royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third-party data and an approximation of discounts and allowances to calculate net product sales, to which we then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenue will be adjusted in the period in which they become known, which is expected to be the following quarter.

Cost of Product Revenue

Cost of product revenue was $4.3 million for the three months ended September 30, 2021, compared to $2.0 million for the three months ended September 30, 2020. The $2.3 million increase is primarily the result of an increase in NUZYRA product sales, an increase in royalties owed on net sales of NUZYRA and delivery of sample shipments.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of NUZYRA units recognized as revenue during the three months ended September 30, 2021 were expensed prior to FDA approval in October 2018, and therefore are not included in cost of product revenue during the period.  We expect cost of product revenue to increase in absolute dollars as product revenue increases.

Research and Development Expense

Research and development expenses were $7.9 million for the three months ended September 30, 2021, compared to $6.7 million for the three months ended September 30, 2020. The increase in research and development expenses was primarily due to  an increase in the costs for FDA PMRs associated with the approval of NUZYRA, which are fully reimbursed under the amended BARDA contract.  The remaining increase is mainly the result of start-up costs incurred for the Phase 2b NTM study.

We anticipate an increase in research and development expenses in future periods as we continue development of NUZYRA for the treatment of and PEP against pulmonary anthrax, continue the work on our FDA PMRs, and continue the onshoring of our manufacturing process, the majority of which is reimbursable under the BARDA contract.  We will also incur additional spend as we continue exploring pathways for NTM indications.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $26.0 million for the three months ended September 30, 2021, compared to $20.9 million for the three months ended September 30, 2020.  The $5.1 million increase is primarily the result of costs incurred for the NUZYRA community expansion.

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

Other Income and Expenses

Interest expense for the three months ended September 30, 2021 represents interest incurred on the Notes of $2.2 million, R-Bridge Loan Agreement of $1.1 million, and the Royalty-Backed Loan Agreement of $1.0 million.

Interest expense for the three months ended September 30, 2020 represents interest incurred on the Hercules Loan Agreement (as defined in Note 13, Long-Term Debt to the interim condensed consolidated financial statements) of $1.9 million, the Notes of $2.2 million, and the Royalty-Backed Loan Agreement of $1.0 million. Interest income for the three months ended September 30, 2020 represents interest earned on our money market funds and marketable securities.

Comparison of the nine months ended September 30, 2021 and 2020

	Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change
Product revenue, net	$85,441	$26,330	$59,111
Government contract service revenue	4,553	1,560	2,993
Government contract grant revenue	6,712	2,303	4,409
Collaboration and royalty revenue	1,659	710	949
Net revenue	$98,365	$30,903	$67,462
Expenses:
Cost of product revenue	16,817	5,724	11,093
Research and development	19,977	17,636	2,341
Selling, general and administrative	75,420	65,514	9,906
Total operating expenses	112,214	88,874	23,340
Loss from operations	(13,849)	(57,971)	44,122
Other income and expenses:
Interest income	61	1,347	(1,286)
Interest expense	(13,019)	(14,974)	1,955
Other gains (losses), net	(24)	67	(91)
Net loss	$(26,831)	$(71,531)	$44,700

Product Revenue, Net

Net product revenue recognized on sales of NUZYRA in the U.S. was $85.4 million and $26.3 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The increase in net product revenue is primarily the result of the delivery and acceptance of the first procurement under the BARDA contract of $37.9 million and an increase in sales volume due to higher customer demand.

Government Contract Service Revenue

Government contract service revenue earned under our BARDA contract was $4.5 million and $1.6 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The increase in government contract service revenue is primarily the result of increased costs incurred for the U.S. onshoring of NUZYRA manufacturing that began in April 2020.

Government Contract Grant Revenue

Government contract grant revenue earned under our BARDA contract was $6.7 million and $2.3 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The increase in government contract service revenue is primarily the result of increased costs incurred to support existing FDA PMRs that began in April 2020.

Collaboration and Royalty Revenue

Collaboration and royalty revenue was $1.7 million and $0.7 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. Royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third-party data and an approximation of discounts and allowances to calculate net product sales, to which we then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenue will be adjusted in the period in which they become known, which is expected to be the following quarter.

Cost of Product Revenue

Cost of product revenue was $16.8 million for the nine months ended September 30, 2021, compared to $5.7 million for the nine months ended September 30, 2020. The $11.1 million increase is primarily the result of the delivery and acceptance of the first procurement under the BARDA contract, an increase in NUZYRA product sales and an increase in royalties owed on net sales of NUZYRA.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of NUZYRA units recognized as revenue during the nine months ended September 30, 2021 were expensed prior to FDA approval in 2018, and therefore are not included in cost of product revenue during the period.  We expect cost of product revenue to increase in absolute dollars as product revenue increases.

Research and Development Expense

Research and development expenses were $20.0 million for the nine months ended September 30, 2021, compared to $17.6 million for the nine months ended September 30, 2020. The increase in research and development expenses was primarily due to $11.3 million in costs reimbursed under the BARDA contract, which included costs for the U.S. onshoring of NUZYRA manufacturing and for FDA PMRs associated with the approval of NUZYRA.  The remaining increase is mainly the result of start-up costs incurred for the Phase 2b NTM study.

We anticipate an increase in research and development expenses in future periods as we continue development of NUZYRA for the treatment of and PEP against pulmonary anthrax, continue the work on our FDA PMRs, and continue the onshoring of our manufacturing process, the majority of which is reimbursable under the BARDA contract.  We will also incur additional spend as we continue exploring pathways for NTM indications.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $75.4 million for the nine months ended September 30, 2021, compared to $65.5 million for the nine months ended September 30, 2020.  The $9.9 million increase is primarily the result of costs incurred for the NUZYRA community expansion and an increase in stock-based compensation expense due to the probability and timing of the achievement of performance-based vesting milestones.

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

Other Income and Expenses

Interest expense for the nine months ended September 30, 2021 represents interest incurred on the Notes of $6.6 million, R-Bridge Loan Agreement of $3.4 million, and the Royalty-Backed Loan Agreement of $3.0 million.

Interest expense for the nine months ended September 30, 2020 represents interest incurred on the Hercules Loan Agreement of $5.3 million, the Notes of $6.6 million, and the Royalty-Backed Loan Agreement of $3.0 million. Interest income for the nine months ended September 30, 2020 represents interest earned on our money market funds and marketable securities.

Liquidity and Capital Resources

On May 11, 2020, we filed a registration statement on Form S-3 with the SEC, as amended on June 19, 2020 and declared effective on July 9, 2020, to sell certain of our securities in an aggregate amount of up to $250.0 million. As of October 29, 2021, $234.4 million remains available on this shelf registration statement, with $34.4 million reserved for potential sales under our Sales Agreement (as defined below).

On May 17, 2021, we entered into an At-the-Market Sales Agreement, or the Sales Agreement, with BTIG, LLC, or BTIG, under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through BTIG as our sales agent. Sales of our common stock through BTIG, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on the Nasdaq Global Market or any other existing trading market for its common stock. BTIG will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay BTIG a commission of 3% of the gross sales proceeds of any common stock sold through BTIG under the Sales Agreement. During the nine months ended September 30, 2021, we sold 2,300,425 shares of our common stock pursuant to the Sales Agreement for $14.3 million in proceeds, after deducting an insignificant amount of commissions. As of October 29, 2021, $34.4 million remains available for sale under the Sales Agreement.

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

As of September 30, 2021, we had cash and cash equivalents of $111.0 million.

The following table summarizes our cash provided by and used in operating, investing and financing activities:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(28,465)	$(79,574)
Net cash provided by investing activities	$19,627	$65,544
Net cash provided by financing activities	$14,039	$12,216

Operating Activities

Net cash used in operating activities was $28.5 million for the nine months ended September 30, 2021, compared to $79.6 million for the nine months ended September 30, 2020. The change in net cash used in operating activities primarily consists of our net losses adjusted for non-cash items and changes in components of operating assets and liabilities as follows:

-

for the nine months ended September 30, 2021, a net loss of $26.8 million was adjusted for non-cash items including stock-based compensation expense of $9.5 million and non-cash interest expense of $1.0 million and a net decrease of $12.4 million due to changes in operating assets and liabilities. The significant items in the change in operating assets and liabilities include an increase in accounts receivable, other receivables, prepaid, and other current assets of $9.4 million, offset by a decrease in inventories of $9.4 million, decrease in other liabilities and other assets of $1.5 million and a decrease in accounts payable and accrued expenses of $7.9 million.

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

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2021 consists of $20.0 million in proceeds from maturities of marketable securities, offset by $0.4 million in purchases of fixed assets.

Net cash provided by investing activities during the nine months ended September 30, 2020 consists of $95.5 million in proceeds from maturities of marketable securities, offset by $29.6 million of investments in marketable securities (U.S. treasury securities) and $0.3 million in purchases of fixed assets.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 consists of $14.0 million in net proceeds raised through the sale of shares of our common stock under the Sales Agreement and $0.4 million in net proceeds raised through the 2018 ESPP, offset by $0.4 million in payments of debt issuance costs under the R-Bridge Loan Agreement.

Net cash provided by financing activities during the nine months ended September 30, 2020 consists of $21.9 million in net proceeds raised through the sale of shares of our common stock through the At-the-Market Sales Agreement entered into in July 2019 with Jefferies LLC and BTIG, LLC and $0.3 million in net proceeds raised through the 2018 ESPP, partially offset by the repayment of a Term Loan Tranche of $10.0 million under the Hercules Loan Agreement.

Future Funding Requirements

We began generating revenue from product sales when we launched NUZYRA in the U.S. in February 2019 and from royalties on net sales of SEYSARA in the U.S. when Almirall launched the product in January 2019. Our future funding requirements will depend on our ability to generate continued revenue from sales of NUZYRA, and our partner, Almirall’s, ability to generate continued revenue from sales of SEYSARA, with respect to which we are entitled to tiered royalties in the U.S. and flat royalties in the greater China region. We do not expect to generate any other revenue unless and until our omadacycline greater China region partner, Zai, and our SEYSARA greater China region partner, Almirall, obtains regulatory approval of and commercializes its respective product in the greater China region. Zai submitted the first regulatory approval application for a licensed product in the People’s Republic of China in December 2019, which was accepted by the China NMPA in February 2020 and, in April 2020, the NMPA granted priority review status for its application. We will require substantial additional funding to meet FDA PMRs for NUZYRA, which we expect to continue to be funded through the BARDA contract. Additional resources will also be needed to support and accelerate the commercialization of NUZYRA, fund the development of omadacycline in other indications, including NTM, and to advance the development of potential other product candidates, and such funding may not be available on favorable terms or at all. BARDA’s procurements of NUZYRA will also be an important component to satisfying future funding requirements.

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

Based upon our current operating plan, we anticipate that our existing cash and cash equivalents of $111.0 million as of September 30, 2021 will extend our cash runway through the end of 2023 with a pathway to cash flow break even.

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

Recent Accounting Pronouncements

Refer to Note 18, Recent Accounting Pronouncements, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2021 and the year ended December 31, 2020, we did not engage in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments as of September 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” in our 2020 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Our cash and cash equivalents balance as of September 30, 2021 consisted solely of cash and cash equivalents. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, including interest rate changes resulting from the impact of the COVID-19 pandemic. However, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our cash and cash equivalents balance. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our cash and cash equivalents balance.

We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 1.0% of total liabilities as of September 30, 2021.

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

As of September 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 18, 2019, we entered into a contract with BARDA to support the development of NUZYRA for the treatment of pulmonary anthrax and the fulfillment of FDA PMRs associated with NUZRYA’s initial approval. The BARDA contract also includes the ability for BARDA to procure up to 10,000 treatment courses of NUZYRA for use against potential biothreats. The first procurement of NUZYRA was delivered to and accepted by BARDA in June 2021. The three additional procurements of NUZYRA under the BARDA agreement have not yet been activated and represent a maximum of approximately $115.3 million of funding under the contract.  Activation is contingent upon our future progress in the ongoing anthrax development program and will be triggered upon achievement of the following development milestones: (1) BARDA’s receipt of positive top line data from our pilot efficacy study for the treatment of inhalation anthrax in rabbits (CLIN 0006), (2) BARDA’s receipt of positive top line data in PEP and treatment of inhalation anthrax from a combination of our pilot and pivotal efficacy studies in animal models (CLIN 0007) and (3) our receipt of sNDA approval from the FDA for treatment of inhalational anthrax (CLIN 0008).  If BARDA were to eliminate, reduce, or materially delay funding, including with respect to further procurements under the BARDA contract due to our failure to achieve the developmental milestones on our anticipated timeline or otherwise, or prohibit reimbursement of some of our incurred costs, we would have to seek additional funding to continue development of NUZYRA for the treatment of anthrax or significantly decrease or cease the product’s development for that indication. Moreover, a loss of BARDA funding could jeopardize our ability to maintain the infrastructure needed to maximize NUZYRA’s commercial potential, and to fulfill NUZYRA’s FDA PMRs in a timely manner.

Item 6.	Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock	Form 8-K	001-36066	3.1	July 24, 2015

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	Form 10-Q	001-36066	3.4	August 9, 2021

3.5	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	October 5, 2015

4.3	Form of Warrant Agreement issued to Hercules Technology II, L.P. and Hercules Technology III, L.P.	Form 8-K	001-36066	4.1	December 13, 2016

4.4	Warrant Agreement, dated as of June 27, 2017 issued to Hercules Capital, Inc.	Form 8-K	001-36066	4.1	June 29, 2017

4.5	Warrant Agreement, dated as of August 1, 2018 issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.5	August 2, 2018

4.6	Warrant Agreement, dated as of August 5, 2020 issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.9	August 10, 2020

10.1*^	Supply Agreement, dated July 14, 2021, between Paratek Pharmaceuticals, Inc. and CARBOGEN AMCIS AG.

10.2*^

Modification of Contract No. 2, dated July 29, 2021, between Paratek Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.

10.3*^

Modification of Contract No. 3, dated September 23, 2021, between Paratek Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November 2021.

Paratek Pharmaceuticals, Inc.

By:	/s/ Evan Loh M.D.
Evan Loh M.D.
Chief Executive Officer (Principal Executive Officer)
By:	/s/ Sarah Higgins
Sarah Higgins
Vice President, Finance and Controller (Principal Financial and Accounting Officer)