Form 10-K
period 2021-12-31
Paratek Pharmaceuticals, Inc.
filed 2022-03-14
CIK 1178711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2021

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on the last business day of the registrant’s second fiscal quarter was: $315,534,018.

As of February 28, 2022, there were 52,366,173 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2021 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. Paratek Pharmaceuticals, Inc. intends that such statements be protected by the safe harbor created thereby. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	our intention to market NUZYRA® as an empiric monotherapy that will be commercialized worldwide for the treatment of serious, community-acquired bacterial infections;
•	our ability to successfully commercialize and achieve market acceptance for NUZYRA, including in the community setting, and the expected size of addressable markets;
•	the therapeutic and commercial potential of NUZYRA and SEYSARA®;
•	proposed new products or developments, including additional indications for NUZYRA;
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

All references to “Paratek,” “we,” “us,” “our” or the “Company” in this Annual Report on Form 10-K mean Paratek Pharmaceuticals, Inc., and its subsidiaries.

Summary of Risks

Our business is subject to numerous risks. The following summary highlights some of the risks you should consider with respect to our business, financial condition and results of operations. This summary is not complete, and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in more detail in Part I, Item 1A. “Risk Factors” of this report, which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common stock.

Risks Related to Our Financial Condition

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

•	We face significant competition.
•	We rely and will continue to rely on outsourcing arrangements for manufacturing of NUZYRA and any future product candidates.
•	The success of our business may be dependent on the actions of our collaborative partners.
•	If we are unable to establish and maintain our agreements with third parties to distribute NUZYRA to patients, our results of operations and business could be adversely affected.
•	We will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

Risks Related to Our Intellectual Property

•	If we are unable to obtain and enforce patent protection for products, our product candidates and related technology, our business could be materially harmed.
•	Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.
•	If we or our partners fail to comply with our obligations under our intellectual property licenses with third parties, we could lose license rights that are important to our business.
•	If we or our partners are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

Risks Related to Indebtedness

•	Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
•

We may not have the ability to raise the funds necessary to repurchase of our outstanding 4.75% Convertible Senior Subordinated Notes, or the Notes, upon a fundamental change, and our existing or future debt may contain limitations on our ability to repurchase the Notes.

Risks Related to Our Common Stock

•	The trading price of our common stock is volatile.
•

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.

PART I

Item 1.	Business

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel life-saving therapies for life-threatening diseases or other public health threats for civilian, government and military use.  Our United States, or U.S., Food and Drug Administration, or FDA, approved commercial product, NUZYRA® (omadacycline) is a once-daily oral and intravenous antibiotic for the treatment of adult patients with community-acquired bacterial pneumonia, or CABP, and acute skin and skin structure infections, or ABSSSI, caused by susceptible pathogens. We retain worldwide commercial rights to omadacycline, with the exception in the People’s Republic of China, Hong Kong, Macau and Taiwan, where we have entered into a collaboration agreement with Zai Lab (Shanghai) Co., Ltd., or Zai.  The National Medical Products Administration, or NMPA, of China approved NUZYRA for the treatment of adult patients with CABP and ABSSSI in December 2021.

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

To date, we have conducted more than 30 Phase 1 studies of omadacycline to characterize the effects of the drug on humans, including how it is absorbed, metabolized, and excreted. These Phase 1 studies also included evaluation in special populations such as hepatic and renal failure patients. We have also conducted three successful Phase 3 clinical studies. Our first two Phase 3 clinical studies were for the treatment of ABSSSI (OASIS-1) and CABP (OPTIC). Both studies utilized initiation of IV therapy with transitions to oral-based treatment on clinical response. Our third Phase 3 clinical study (OASIS-2) was an oral-only administration of omadacycline in ABSSSI compared to oral-only linezolid. All three Phase 3 clinical studies resulted in omadacycline demonstrating positive efficacy results and a generally safe and well tolerated profile.  These data formed the basis of approval for NUZYRA in the U.S. received in October 2018.  The FDA subsequently approved our supplemental new drug application, or sNDA, for the oral-only loading dose regimen for patients diagnosed with CABP in May 2021.  The sNDA included the results of a study to show that an oral-only loading dose regimen has a comparable pharmacokinetics, or PK, profile to the approved IV loading dose regimen in patients with CABP that was established in the OPTIC study.

In October 2018, we submitted a Market Authorization Application, or MAA, to the European Medicines Agency, or the EMA, for the treatment of adults with ABSSSI and CABP caused by susceptible bacteria.  Based on the review of the data and the application, the EMA recommended approval for NUZYRA for the treatment of ABSSSI but not for CABP. The EMA stated that a second study is required for the CABP indication, which is consistent with European Union, or EU, guidance that typically requires two Phase 3 studies per indication for approval. In the EU, the ten-year market exclusivity for NUZYRA would begin with the first approval. As a result, in the fourth quarter of 2019, we withdrew our submission of the MAA to the EMA for NUZYRA to preserve exclusivity until such time as both the ABSSI and CABP indications can be approved concurrently in an effort to maximize the value of NUZYRA in the EU.  The CABP study required as a post marketing commitment by the FDA is designed in a way that it could support re-submission and approval in EU.  The EU currently represents a modest market opportunity compared to the U.S.  Our goal to partner in the EU once both indications are approved remains unchanged.

Biomedical Advanced Research and Development Authority Contract

In December 2019, we entered into the BARDA contract, which is a five-year contract with an option to extend to ten years. The BARDA contract could result in payments to the Company of up to approximately $303.6 million and consists of a five-year base period-of-performance and a total contract period-of-performance (base period plus option exercises) of up to ten years. The BARDA contract supports the development of NUZYRA for the treatment of pulmonary anthrax, FDA post-marketing requirements, or PMRs, associated with the initial NUZYRA approval, and the ability for BARDA to procure up to 10,000 treatment courses of NUZYRA for use against potential biothreats. In September 2021, we and BARDA modified the original BARDA contract, herein referred to as the amended BARDA contract, to provide additional funding to expand the development of NUZYRA under an FDA Animal Efficacy Rule development program to support a supplemental New Drug Application, or sNDA, to the FDA to include post-exposure prophylaxis, or PEP, in addition to the treatment of pulmonary anthrax, herein referred to as the amended option.

Under the terms of the original BARDA contract, approximately $59.4 million was awarded to us by BARDA in December 2019 for the development of NUZYRA for the treatment of pulmonary anthrax and the purchase of an initial 2,500 treatment courses of NUZYRA.  As part of this initial $59.4 million award, the $37.9 million procurement of NUZYRA was delivered to and accepted by BARDA in June 2021, and the amount earned from this procurement was recognized in net U.S. sales of NUZYRA during the second quarter of

2021. We have been periodically drawing down the remaining $21.5 million of the initial award based on costs incurred during the development program.

Two additional contractual services under the original BARDA contract were initiated by BARDA in March 2020 that awarded us approximately $76.8 million for reimbursement of existing FDA PMRs and approximately $20.4 million for reimbursement of manufacturing-related requirements, which we have been drawing down based on costs incurred. This additional staged funding is expected to support all FDA PMRs associated with the approval of NUZYRA, including CABP and pediatric studies, as well as a five-year post-marketing bacterial surveillance study, and support the U.S. onshoring and security requirements of our manufacturing activities for NUZYRA.

BARDA initiated the amended option in September 2021 that expanded the development of NUZYRA under an FDA Animal Efficacy Rule development program to support an sNDA that will include post-exposure prophylaxis, or PEP, in addition to the treatment of pulmonary anthrax for a revised total of approximately $31.6 million.

The remaining government options under the amended BARDA contract include a maximum of approximately $115.4 million to provide for three additional purchases of NUZYRA anthrax treatment courses, each of which may be exercised at BARDA’s discretion upon achievement of development milestones related to the anthrax treatment development program.  The timing and trigger of future procurements are linked to specific development milestones. The amended BARDA contract formalized the triggers for BARDA’s option to purchase the second NUZYRA procurement upon BARDA's receipt of positive top-line data from our pilot efficacy treatment study of inhalation anthrax in rabbits, which we anticipate will be available as early as the end of 2022.

We and BARDA also agreed under the amended contract on specific development milestones to trigger BARDA’s options for the third and fourth procurements of NUZYRA anthrax treatment courses. The third procurement will be triggered by BARDA's receipt of positive top-line data in PEP and treatment of inhalation anthrax from a combination of pilot and pivotal efficacy studies in animal models, which we anticipate will be available in 2024. The option for the fourth procurement will be triggered by our receipt of sNDA approval from the FDA for treatment of inhalation anthrax, which we anticipate will follow the third procurement by approximately 18-24 months. We plan to provide further specificity on timelines as the anthrax development program progresses.

We have made significant progress in the pulmonary anthrax development program under the amended BARDA contract.  Two PK studies in rabbits have been completed as well as a PK study in non-human primates.  In addition, we have evaluated minimum inhibitory concentrations, or MICs, of omadacycline against over 130 anthrax strains.  Omadacycline continued to demonstrate potent MICs and is considered effective against all isolates infected with anthrax that were tested. The collection of isolates included a strain resistant to doxycycline and a strain resistant to ciprofloxacin.  Omadacycline activity was not impacted by either of these resistant strains.

Together with BARDA, we also continue to advance our efforts to onshore the manufacturing of NUZYRA to the U.S.  We have completed the knowledge transfer and development stage of our manufacturing process for the active pharmaceutical ingredient, or API, of omadacycline to our U.S. onshoring partners and are currently in the engineering stage of the initiative. We have completed knowledge transfer and the initiation of the process development work for production of vials. Our goal is to have U.S. based commercial supply production of tablets by the end of 2022 and vials by the end of 2023.

Development of Omadacycline in Other Therapeutic Areas

Non-Tuberculous Mycobacteria Abscessus

We have discussed trial designs and potential registration pathways with the FDA to determine the efficacy and safety of omadacycline in patients afflicted with non-tuberculous mycobacteria abscessus, or NTM abscessus, which are environmental organisms that can be found in soil, dust, and water, including natural and municipal water sources. Infection occurs when a person is exposed to NTM organisms.  NTM abscessus can form difficult-to-eliminate biofilms, which are collections of microorganisms that stick to each other, and adhere to surfaces in moist environments.  Although severe infection can affect the lymph nodes, skin, soft tissues, bones, and joints, the vast majority of NTM abscessus infection cases are pulmonary. The diagnosis of NTM abscessus infection is often delayed due to non-specific symptoms and a lack of disease state awareness by clinicians. NTM abscessus is a rare and orphan disease with no FDA-approved therapies, which we estimate has a potential $1.0 billion addressable market in the U.S. In August 2021, FDA granted orphan drug designation for NUZYRA for the treatment of infections caused by NTM. This orphan drug designation includes NTM pulmonary disease caused by Mycobacterium abscessus complex, as well as NTM luminary disease caused by mycobacterium avium complex.

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

Omadacycline has several key characteristics that may prove beneficial to patients with M. abscessus complex pulmonary infection.  These include:

•	Favorable pharmacokinetics with both intravenous and oral formulations including high lung penetration concentrations and high intracellular pulmonary macrophage levels;
•	Established safety profile in pre-clinical studies and Phase 3 clinical trials, including a class that is currently used for the treatment of NTM and chronically in many different disease states; and
•	Potent in vitro activity versus M. abscessus complex.

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

We initiated enrollment in a Phase 2B clinical study for treatment of pulmonary NTM abscessus with omadacycline in October 2021 and most sites are active with remaining site initiations planned for early 2022. This study is a double-blind, placebo-controlled, randomized monotherapy study of pulmonary NTM abscessus in patients who are not receiving other treatments and enrollment is proceeding as planned.  Study size will be approximately 75 subjects randomized in a 1.5 to 1 ratio.  Therapy will last for 12 weeks with an efficacy endpoint assessment at that timepoint. Due to the small numbers of patients with this rare disease, we expect this study will complete enrollment within approximately two years from commencement.

Other Data Generation

In July 2021, NUZYRA was added to the Center for Disease Control and Prevention's updated report, "Antimicrobial Treatment and Prophylaxis of Plague: Recommendations for Naturally Acquired Infections and Bioterrorism Response” as an alternative agent for the treatment, pre-exposure prophylaxis, and postexposure prophylaxis of primary bubonic and pharyngeal plague infections in adults 18 years of age and over.

Data generation activities in 2021 progressed through collaborative research and medical affairs activities progressed with the initiation of eight non-clinical and two clinical studies in investigator-initiated research, or IIR, programs, and the publication of 19 omadacycline manuscripts that address the use of NUZYRA in special pathogens, populations or disease states that will further define its unique therapeutic profile. In parallel, real-world evidence from two ongoing retrospective observational studies and independent case series continue to be published in peer reviewed journals that describe the clinical features and outcomes of patients with challenging infections, particularly in NTM and osteomyelitis, that receive omadacycline as a therapeutic agent.

Data generation continues to expand in 2022 with additional evidence from our IIR programs in areas such as Mycobacterium avium complex, or MAC, diabetic foot and C. difficile infections. The results of an investigator-initiated study demonstrating the activity of NUZYRA in a dynamic hollow fiber model of MAC pulmonary infection entitled “Omadacycline efficacy in the hollow fibre system model of pulmonary Mycobacterium avium complex and potency at clinically attainable doses” was published in the Journal of Antimicrobial Chemotherapy on March 8, 2022. The authors determined that NUZYRA, when tested in a hollow fiber model, demonstrated potent activity against M. avium.  NUZYRA’s activity was shown across a range of drug exposures, including those that approximate the lung concentrations achieved with the FDA-approved dosing regimen used to treat CABP and ABSSSI in adults.  Efficacy and tolerability challenges associated with existing standard of care antibiotics used to treat MAC pulmonary infections further highlight the need for the development of novel antibiotic treatments for the estimated 100,000 cases of NTM pulmonary disease caused by MAC in the U.S. As a result of these encouraging results, we plan to conduct further research evaluating the activity of omadacycline in an animal model of MAC pulmonary infection, both as a single agent and in combination with the existing standard of care antibiotics used for treatment.

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

The Antibiotics Market and Limitations of Other Current Therapies

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

Bacteria are often broadly classified as gram-positive bacteria, including antibiotic-resistant bacteria such as methicillin-resistant Staphylococcus aureus, or MRSA, and multi-drug resistant Streptococcus pneumoniae, or MDR-SP; gram-negative bacteria, including antibiotic-resistant bacteria such as extended-spectrum beta-lactamases, or ESBL, producing Enterobacteriaceae; atypical bacteria, including Chlamydophila pneumoniae and Legionella pneumophila; and anaerobic bacteria, including Bacteroides and Clostridia. Antibiotics that are active against both gram-positive and gram-negative bacteria are referred to as “broad-spectrum”, while antibiotics that are active only against a select subset of gram-positive or gram-negative bacteria are referred to as “narrow spectrum”. Today, because many of the currently prescribed antibiotics that have activity against resistant organisms typically are “narrow spectrum,” they cannot be used as an empiric monotherapy treatment of serious infections where gram-negative, atypical or anaerobic bacteria may also be involved. Empiric monotherapy refers to the use of a single, antibacterial agent to begin treatment of an infection before the specific pathogen causing the infection has been identified. Based on published epidemiology studies, rates of infections involving organisms other than gram-positive bacteria have been found to be as much as 15% in ABSSSI and up to 55% in CAP patients with confirmed bacterial etiology.

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

Antibiotics used to treat ABSSSI, CABP and other serious, community-acquired bacterial infections must satisfy a wide range of criteria on a cost-effective basis. For example, we believe that other existing treatment options for ABSSSI, including vancomycin, linezolid, daptomycin, piperacillin tazobactam, dalbavancin, tigecycline and delafloxacin; and for CABP, including levofloxacin, moxifloxacin, azithromycin, ceftriaxone, clarithromycin, ceftaroline, delafloxacin, lefamulin and tigecycline; have one or more of the following significant limitations:

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

Attributes of NUZYRA

•

Equivalent Once-daily oral and IV formulations to support transition therapy. As identified through our clinical development program, the equivalent exposures of the oral and IV formulations permit transition therapy, which allows patients to start treatment on the IV formulation in the hospital setting then “transition” to the oral formulation of the same bioequivalent antibacterial agent once the infection is responding enabling the patient to be released from the hospital to complete the full course of therapy at home. We believe that transition therapy has the potential to avoid the concerns that can accompany switching from an IV agent to a different class of oral antibiotic and to facilitate the continuance of curative therapy at home.

•

Broad-spectrum of antibacterial activity. Omadacycline has demonstrated in vitro activity against all common pathogens found in ABSSSI, such as Staphylococcus aureus, including MRSA, Streptococci (including Group A Streptococci), anaerobic pathogens and many gram-negative organisms. Omadacycline is also active in vitro against the key pathogens found in CABP, such as Streptococcus pneumoniae, including MDR-SP, Staphylococcus aureus, Haemophilus influenzae and atypical bacteria, including Legionella pneumophila. Based on the approved label in the United States, omadacycline has the clinical and in vitro spectrum of coverage needed to become the primary antibiotic choice of physicians and serve as an empiric monotherapy option for ABSSSI and CABP where resistance is of concern.  On the basis of the in vitro sprectrum of activity demonstrated against Nontuberculous Mycobacteria, we believe omadacycline has the potential to become an antibiotic of choice for the treatment of NTM.  Omadacycline has also demonstrated in vitro activity against multiple biothreat pathogens such as Bacillus anthracis, Yersinia pestis, and others.

•

Generally safe and well tolerated profile. To date, we have observed omadacycline to be generally safe and well tolerated in clinical studies and the post-marketing setting. We have conducted a thorough QTc study, as defined by FDA guidance to assess prolongation of QTc, an indicator of cardiac arrhythmia. This study suggests no prolongation of QTc by omadacycline. Further, omadacycline is not metabolized in the liver or anywhere else in the body, thus reducing the likelihood of causing drug-to-drug interactions. Additionally, omadacycline has resulted in low rates of diarrhea, and we have not observed confirmed cases of Clostridium difficile infection, which can frequently occur from the use of other classes of broad-spectrum antibiotics such as beta-lactams and quinolones.

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

•

Tissue penetration. Omadacycline penetrates tissues broadly, including lung, muscle, and kidney, thereby achieving high concentrations at the sites of infection. Because omadacycline is eliminated from the body (as unchanged parent compound) via the kidneys and intestine in an expected manner, it can be used in patients with diminished kidney and liver function, without dose adjustment, and may have benefit in patients receiving poly-pharmacy, where drug-drug interactions are of concern.

Omadacycline Post-Approval Requirements in the U.S.

Under the Pediatric Research Equity Act (21 U.S.C. 355c), or PREA, all applications for new active ingredients are required to contain an assessment of the safety and effectiveness of the product for the claimed indication in pediatric patients unless this requirement is waived, deferred, or inapplicable.  As part of the approval for NUZYRA, the FDA has waived the pediatric study requirement for ages 0 to < 8 years and deferred submission of pediatric studies for ages 8 to < 18 years.  Specifically, the FDA has requested that we complete three pediatric studies in children ages 8 to <18 years, including a pediatric PK study followed by safety and efficacy studies in pediatric patients with both CABP and ABSSSI.  We anticipate that the pediatric PK study will be initiated in 2022.

In addition to pediatric requirements, as is often required for antibiotic approvals, the FDA also required a U.S. surveillance study for five years from the date of marketing to monitor for the development of resistance to NUZYRA (omadacycline) in those organisms specific to the indications in the label.  Year three of the five-year surveillance recently concluded with no observed development of resistance to date in the indicated pathogens.

Lastly, the FDA required a second study be conducted in adult patients with CABP. This study has been enrolling since February 2021, including at investigator sites in Ukraine and Russia.  Enrollment in Ukraine and Russia has been placed on hold in response to the Ukraine-Russia crisis that began in February 2022.  We are collaborating closely with our study Contract Research Organization, or CRO, to evaluate when the study may be able to continue in these countries.

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

NUZYRA was launched into the hospital and adjacent sites of care settings in February 2019 with 40 customer-facing representatives sourced through a contract sales organization, or CSO.  This number increased to approximately 60 customer-facing representatives by the end of 2020. Consistent with our original commercial launch plan, we terminated the agreement with our CSO on December 31, 2020 and began hiring customer-facing representatives as employees on January 1, 2021. As of December 31, 2021, we had 96 customer-facing representatives and 38 customer-facing employees.

During the first quarter of 2021, we completed the initial phase of our plan to expand our U.S. launch of NUZYRA into the community setting based on NUZYRA's product attributes, including its once-daily oral formulation, broad reimbursement coverage and infectious disease physician support. Our expansion of commercial promotion into the community setting focused initially on ABSSSI and broadened in the fall of 2021 to include the treatment of CABP as we received FDA approval of the oral-only loading dose regimen in the second quarter of 2021. We plan to add additional territories and customer-facing representatives into the community setting throughout 2022.  By the fourth quarter of 2022, when we have completed the community expansion, we anticipate having a sales force to address both the community and hospital settings of approximately 120 to 130 customer-facing representatives. We believe that there is a similar rapidly growing need in other markets throughout the world, including Europe, established Asian markets such as Japan and Korea, and emerging markets, such as Russia, South America and India. We plan to pursue expansion of omadacycline to these markets through collaboration or distribution arrangements.

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

To date, we and our partners have been able to continue to supply our products to our patients worldwide and currently do not anticipate any interruptions in supply for the foreseeable future. We continue to assess the potential impact of the COVID-19 pandemic on our three clinical studies that have begun or will soon begin, our BARDA anthrax development program, as well as on our business and operations, including our sales, expenses, supply chain and other clinical studies. Our office-based employees have been permitted to work from home since early March 2020.  Our customer-facing personnel are operating through a hybrid model of both virtual and in-person engagement in a manner compliant with guidance issued by the Centers for Disease Control and Prevention and other state and local mandates.

Our third-party contract manufacturing partners continue to operate their manufacturing facilities at or near normal levels. While we currently do not anticipate any interruptions in our supply chain, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our and/or our third-party suppliers’ and contract manufacturing partners' ability to manufacture our products or the products of our partners. The COVID-19 pandemic has largely prevented technical service, quality assurance and supply operations personnel from traveling to our third-party contract manufacturing partners in Europe.

For additional information on the various risks posed by the COVID-19 pandemic, refer to and Item 1A. Risk Factors and Item 3. Quantitative and Qualitative Disclosures About Market Risk included in this report.

Human Capital Management

Employees

As of February 28, 2022, we had 208 total employees, 207 of whom are full-time employees and 30 of whom were primarily engaged in research and development activities. A total of 15 employees have an M.D., Pharm.D, or Ph.D. degree. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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
•

Diversity and Inclusion: We strive to promote diversity, inclusion, equal opportunity and personal development. As of February 2022, women make up more than half of our workforce and ethnic or racial minorities make up more than twenty six percent of our total employee population.

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

We have contracted with the Lash Group, a third- party organization with extensive experience in delivering patient support services to help healthcare providers and patients access our network of specialty pharmacies and navigate the insurance process.

Paratek also employs Market Access Account Directors who educate payors and hospital formulary committee members about NUZYRA and a Trade Team that works with our network of specialty pharmacies and distributors to assist in the execution of our distribution plan.

Three of the nation’s largest Pharmacy Benefit Managers, CVS Caremark, Express Scripts and OptumRx, have listed NUZYRA 150 mg tablets on their commercial formulary. Approximately 83% of insured commercial lives in the U.S. have coverage for NUZYRA 150 mg tablets with limited or no restrictions. Among those commercially insured covered lives, approximately 19% require a prior authorization.

On October 1, 2019, NUZYRA 100 mg for injection was issued a permanent J-code under the Healthcare Common Procedure Coding System, which is a standardized code system necessary for medical providers to submit healthcare claims to Medicare and other health insurances in a consistent and orderly manner.  NUZYRA 100 mg for injection, has also received transitional pass-through status from the Centers for Medicare and Medicaid Services, or the CMS, which is intended to encourage the use of newly FDA-approved medical devices, drugs, and biologics to increase Medicare patients’ access to these innovative therapies by paying hospital outpatient departments more than the established facility fees. Pass-through status is temporary lasting at least two but not more than three years.  NUZYRA 100 mg for injection was granted a New Technology Add-On Payment, or NTAP, by CMS, on October 1, 2020. NTAP provides an additional payment to hospitals for the costs of new medical services and technologies under the Inpatient Prospective Payment System, or IPPS, for Medicare patients treated in a hospital inpatient setting. NTAP status is temporary and lasts at least two but not more than three years. The NTAP reimbursement policy has been in effect since 2001 and offers some financial support for hospitals that understand how to utilize the NTAP billing mechanism and choose to use newer drugs rather than rely on older generics due to cost. The transitional pass-through status and NTAP for NUZYRA are due to expire by the end of 2022.

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

CIPAN

In November 2016, we entered into a manufacturing and services agreement with CIPAN – Companhia Industrial Produtora de Antibióticos, or CIPAN, and subsequently amended and restated such manufacturing and services agreement in April 2018 to include, among other things, an investment by the Company in a new facility area to increase the manufacturing capacity for production of crude omadacycline. The agreement, as subsequently amended, provides the terms and conditions under which CIPAN will manufacture and supply to us increased quantities of minocycline starting material and crude omadacycline, or the CIPAN Products, for purification into omadacycline and, subsequently, for use in our products that contain omadacycline tosylate as the active pharmaceutical ingredient. Under this agreement, we are obligated to pay a CIPAN Product price in the four-digit U.S. dollar range per kilogram for minocycline starting material and in the four-digit or five-digit U.S. dollar range per kilogram for crude omadacycline, based on the annual volume of crude omadacycline that we order, subject to adjustments as set forth in the agreement. CIPAN will also perform certain services related to development, technology transfer and manufacturing of the CIPAN Products as provided in one or more statements of work, which shall set forth the fees payable by us to CIPAN for such services.

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

Carbogen

On July 14, 2021, we entered into a supply agreement with CARBOGEN AMCIS AG, or Carbogen. The agreement provides for the terms and conditions under which Carbogen will manufacture and supply to us the active pharmaceutical ingredient for our omadacycline product in bulk quantities, or the Carbogen Product. Under the agreement, we are responsible for the cost and supply of crude omadacycline that Carbogen requires to manufacture Carbogen Product and perform related services. We are obligated to initially pay Carbogen an amount in the high six-digit U.S. dollar range per batch of Carbogen Product that we order, and the price may be adjusted in accordance with the terms of the agreement. We may also request that Carbogen perform certain services related to the Carbogen Product, for which we will pay reasonable compensation to Carbogen.

Our agreement with Carbogen will remain in effect for a fixed initial term and subsequent renewal terms (unless either party provides notice of its intent to terminate prior to the end of the then-current term). The agreement may also be terminated under certain other circumstances, including by either party delivering notice of termination following the initial term, or by either party due to a material uncured breach by the other party or the other party’s insolvency.

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

Research and Development

We have and will continue to make substantial investments in research and development. Our research and development expenses totaled $30.4 million and $23.9 million in 2021 and 2020, respectively.

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

As of December 31, 2021, our patent portfolio of owned or exclusively licensed patents and applications includes 54 issued U.S. patents, 17 pending U.S. patent applications and corresponding foreign national or regional counterpart patents or applications. We expect that the patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other government fees are paid, would expire between 2022 and 2041, excluding any additional terms from patent term adjustments or patent term extensions under the Hatch-Waxman Amendments.

NUZYRA (omadacycline)

The patent portfolio for omadacycline is directed to cover compositions of matter, formulations, salts and polymorphs, manufacturing methods, methods of use, dosing regimens, and modes of administration. The patents and patent applications covering omadacycline include patents and patent applications owned by us. The issued composition of matter patent in the U.S. (U.S. Patent No. 7,553,828), if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, was expected to expire in 2023, however, we believe that additional term  for certain omadacycline patents may result from the patent term extension provision of the Hatch-Waxman Amendments of 1984, including the composition of matter patent which is anticipated to be extended until May 2028 and a method of use patent (U.S. 9,265,740) is expected to be extended until October 2030. Filings for both patent term extensions have been made with the U.S. Patent & Trademark Office.  Omadacycline has received Qualified Infectious Disease Product, or QIDP, designation under the Generating Antibiotic Incentives Now Act, or the GAIN Act. This may provide up to an additional five years of market exclusivity layered with protection provided by the Hatch-Waxman Amendments, which GAIN also enables exclusivity to 2028. We expect that the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire between 2022 and 2041, excluding any additional terms from patent term adjustments or patent term extensions under the Hatch-Waxman Amendments.

SEYSARA (sarecycline)

The patent portfolio for our acne and rosacea program is directed to cover compositions of matter, methods of use, methods of manufacturing, as well as salts and polymorphs of sarecycline. Amongst other patent filings and granted patents, our patent portfolio includes issued U.S. Patent No. 8,318,706, or the ‘706 Patent, which covers composition of matter of sarecycline and issued U.S. Patent No. 8,513,223, or the ‘223 Patent, which covers methods of use for sarecycline, and corresponding foreign national or regional counterpart applications. The ‘706 Patent is expected to expire in 2032 (this expiry taking into account the expected patent term extension as provided by the Hatch-Waxman Amendments) and the ‘223 Patent is expected to expire in 2029, if the appropriate maintenance, renewal, annuity or other governmental fees are paid. Filing for the patent term extension has been made with the U.S. Patent & Trademark Office. In February 2020, we finalized a license agreement with Almirall granting us exclusive rights to certain technology owned or in-licensed by Almirall or its affiliates that is necessary or useful to develop or commercialize sarecycline outside of the U.S., including exclusive rights in joint intellectual property and certain Almirall solely owned intellectual property.

Intermezzo

As of December 31, 2021, our patent portfolio of owned or exclusively licensed patents and applications includes four issued U.S. patents directed to formulations and methods of use. The issued U.S. patents expire between 2025 and 2029.

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

Biomedical Advanced Research and Development Authority

In December 2019, we entered into the BARDA contract, which is a five-year contract with an option to extend to ten years. The BARDA contract could result in payments to the Company of up to approximately $303.6 million and consists of a five-year base period-of-performance and a total contract period-of-performance (base period plus option exercises) of up to ten years. The BARDA contract supports the development of NUZYRA for the treatment of pulmonary anthrax, FDA post-marketing requirements, or PMRs, associated with the initial NUZYRA approval, and an option for BARDA to procure up to 10,000 treatment courses of NUZYRA for use against potential biothreats. In September 2021, we and BARDA modified the original BARDA contract, herein referred to as the amended BARDA contract, to provide additional funding to expand the development of NUZYRA under an FDA Animal Efficacy Rule development program to support a supplemental New Drug Application, or sNDA, to the FDA to include post-exposure prophylaxis, or PEP, in addition to the treatment of pulmonary anthrax, herein referred to as the amended option.

Under the terms of the original BARDA contract, approximately $59.4 million was awarded to us by BARDA in December 2019 for the development of NUZYRA for the treatment of pulmonary anthrax and the purchase of an initial 2,500 treatment courses of NUZYRA.  As part of this initial $59.4 million award, the $37.9 million procurement of NUZYRA was delivered to and accepted by BARDA in June 2021, and the amount earned from this procurement was recognized in net U.S. sales of NUZYRA during the second quarter of 2021. We have been periodically drawing down the remaining $21.5 million of the initial award based on costs incurred during the development program.

Two additional contractual services under the original BARDA contract were initiated by BARDA in March 2020 that awarded us approximately $76.8 million for reimbursement of existing FDA PMRs and approximately $20.4 million for reimbursement of manufacturing-related requirements, which we have been drawing down based on costs incurred. This additional staged funding is expected to support all FDA PMRs associated with the approval of NUZYRA, including CABP and pediatric studies, as well as a five-year post-marketing bacterial surveillance study, and support the U.S. onshoring and security requirements of our manufacturing activities for NUZYRA.

BARDA initiated the amended option in September 2021 that expanded the development of NUZYRA under an FDA Animal Efficacy Rule development program to support an sNDA that will include post-exposure prophylaxis, or PEP, in addition to the treatment of pulmonary anthrax for a revised total of approximately $31.6 million.

The remaining government options under the amended BARDA contract include a maximum of approximately $115.4 million to provide for three additional purchases of NUZYRA anthrax treatment courses, each of which may be exercised at BARDA’s discretion upon achievement of development milestones related to the anthrax treatment development program.  The timing and trigger of future procurements are be linked to specific development milestones. The amended BARDA contract formalized the triggers for BARDA’s option to purchase the second NUZYRA procurement upon BARDA's receipt of positive top-line data from our pilot efficacy treatment study of inhalation anthrax in rabbits, which we anticipate will be available as early as the end of 2022.

We and BARDA also agreed under the amended contract on specific development milestones to trigger BARDA’s options for the third and fourth procurements of NUZYRA anthrax treatment courses. The option for the third procurement will be triggered by BARDA's receipt of positive top-line data in PEP and treatment of inhalation anthrax from a combination of pilot and pivotal efficacy studies in animal models, which we anticipate will be available in 2024. The option for the fourth procurement will be triggered by our receipt of sNDA approval from the FDA for treatment of inhalation anthrax, which we anticipate will follow the third procurement by approximately 18-24 months. We plan to provide further specificity on timelines as the anthrax development program progresses.

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

Under the terms of the Zai Collaboration Agreement, we earned an upfront cash payment of $7.5 million in April 2017, $5.0 million upon approval by the FDA of a New Drug Application, or NDA, submission in October 2018, $3.0 million upon submission of the first regulatory approval application for a licensed product in the People’s Republic of China in December 2019, and $6.0 million upon regulatory approval of omadacycline for the treatment of adults with ABSSSI and CABP in the People’s Republic of China in December 2021.We are also eligible to receive $40.5 million in potential future commercial milestone payments.  The terms of the Zai Collaboration Agreement also provide for Zai to pay us tiered royalties at a low double digit to mid-teen percent on net sales of the licensed product in the Zai territory.

The Zai Collaboration Agreement will continue, on a region-by-region basis, until the expiration of and payment by Zai of all Zai’s payment obligations, which is until the later of: (i) the abandonment, expiry or final determination of invalidity of the last valid claim within the Paratek patents that covers the licensed product in the region in the Zai territory in the manner that Zai or its affiliates or sublicensees exploit the licensed product or intend for the licensed product to be exploited; or (ii) 2032, the eleventh anniversary of the first commercial sale of such licensed product in such region.

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

The Almirall Collaboration Agreement contains two performance obligations: (i) an exclusive license to research, develop and commercialize tetracycline products for use in the U.S. for the treatment of acne and non-exclusive rights to rosacea and (ii) research and development services. The performance obligation to deliver the license was satisfied upon execution of the Almirall Collaboration Agreement in July 2007.  All research and development services were completed by December 2010.

We received an upfront fee in the amount of $4.0 million upon the execution of the Almirall Collaboration Agreement, $1.0 million upon filing of an Investigational NDA in 2010, $2.5 million upon initiation of Phase 2 trials in 2012 and $4.0 million upon initiation of Phase 3 trials in December 2014, $5.0 million upon the FDA’s acceptance of the NDA for sarecycline and $12.0 million upon FDA approval of SEYSARA. No additional milestones are available under the Almirall Collaboration Agreement. Almirall is also obligated to pay us tiered royalties, ranging from the mid-single digits to the low double digits, based on net sales of tetracycline compounds developed under the Almirall Collaboration Agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term. Almirall’s obligation to pay us royalties for each tetracycline compound it commercializes under the Almirall Collaboration Agreement expires on the later of the expiration of the last to expire patent that covers the tetracycline compound in the U.S. and the date on which generic drugs that compete with the tetracycline compound reach a certain threshold market share in the U.S.

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

Past Collaborations

Novartis Pharma AG

In September 2009, we and Novartis International Pharmaceutical Ltd., or Novartis, which merged into Novartis Pharma AG, a wholly owned subsidiary of Novartis AG, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. We and Novartis subsequently entered into a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, EMA, or any regulatory agency, but only to the extent we had not previously granted such commercialization rights related to omadacycline to another third party as of any such approval. We also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by us in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $2.8 million as of December 31, 2021 and $3.1 million as of December 31, 2020 included within “Other Liabilities” on our consolidated balance sheet.  In addition, short-term liabilities included within “Other Current Liabilities” on our consolidated balance sheet as of December 31, 2020 and December 31, 2019 represent the portion of royalty payments due to Novartis within twelve months of each balance sheet date. There are no other payment obligations to Novartis under the Novartis Agreement or the amended Novartis Letter Agreement.

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

Data exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application, or ANDA, or a 505(b)(2) NDA submitted by another company using the drug entitled to data exclusivity as the reference listed drug, or RLD. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of data exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the use or conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving Abbreviated New Drug Applications, or ANDAs, for drugs containing the original active agent for other uses or conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Foreign Regulation

In addition to regulations in the U.S., we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the EU, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

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

Third-party payors are increasingly challenging the price and examining the cost-effectiveness of new products and services in addition to their safety and efficacy. To obtain or maintain coverage and reimbursement for any current or future product, we may need to conduct real world evidence and pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our product. These studies will be in addition to the studies required to obtain or maintain regulatory approvals. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. We may also need to offer discounts or rebates to third-party payors. Thus, obtaining and maintaining reimbursement status is complex and costly.

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

Health Care and Other Reform

In the U.S., there have been and continue to be a number of significant legislative initiatives to contain healthcare costs. Federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Healthcare Reform Act, which expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs.  Under the Trump administration, there were ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty established under Healthcare Reform Act for individuals who do not maintain mandated health insurance coverage beginning in 2019.    The Healthcare Reform Act has also been subject to judicial challenge.  On June 17, 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the Healthcare Reform Act brought by several states without specifically ruling on s the constitutionality of the Healthcare Reform Act.

Beyond the Healthcare Reform Act, there have been ongoing health care reform efforts, including a number of recent actions.  Some recent healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers.  Other reform efforts affect pricing or payment for drug products.  For example, the Medicaid Drug Rebate Program has been subject to statutory and regulatory changes and the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap increased from 50% to 70%.  Additional reform efforts are likely. The Biden administration has focused on reforms that would address the high cost of drugs. In response to an Executive Order from President Biden, the Secretary of HHS issued a comprehensive plan for addressing high drug prices that describes a number of legislative approaches and identifies administrative tools to address the high cost of drugs. And Democrats included drug pricing reform provisions reflecting elements of the plan in a broader proposed spending package in late 2021 - such as capping Medicare Part D patients’ out-of-pocket costs; establishing penalties for drug prices that increase faster than inflation in Medicare; and authorizing the federal government to negotiate prices on certain, select high-cost drugs under Medicare Parts B and D.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans.    Pursuant to court order, the removal was delayed, and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026.

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

General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2031 (except May 1, 2020 to March 31, 2022) unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up 3% in the final fiscal year of this sequester. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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

Government Contracts and Regulation

We currently contract with the federal government. The BARDA contract could result in payments to us of up to approximately $303.6 million and consists of a five-year base period-of-performance and a total contract period-of-performance (base period plus option exercises) of up to ten years for us to complete the studies and manufacturing activities necessary for the FDA to consider emergency use authorization NUZYRA to treat people exposed to anthrax. As a government contractor, we are subject to complex and wide-ranging federal and agency-specific regulations and contractual requirements that not only govern how we perform under the contract but also impose other requirements that affect our operations, including socio-economic obligations such as obligations related to affirmative action or maintaining a drug-free workplace. While many of our employees have been involved in government contracts previously, many of these government contracting requirements are new to Paratek as a company. Failure to comply with government contracting requirements could result in termination of our contract and the imposition of penalties.

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

Item 1A.Risk Factors

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

We received FDA approval for NUZYRA in October 2018 and launched NUZYRA in the U.S. in February 2019. Additionally, FDA approval was granted in October 2018 for SEYSARA and Almirall launched SEYSARA in the U.S. in January 2019.  We have exclusively licensed U.S. commercial rights for SEYSARA to Almirall for which we are entitled to tiered royalties on net sales in the U.S.  We have also licensed SEYSARA to Almirall in the People’s Republic of China, Hong Kong and Macau, or the greater China region, and are entitled to a flat royalty on net sales in the greater China region. Although NUZYRA and SEYSARA are now being sold by us and Almirall, respectively, it will take some time to attain profitability and we may never do so. Our net loss for the year ended December 31, 2021 was $59.1 million. As of December 31, 2021, our accumulated deficit was $866.9 million. We expect to continue to incur losses for the foreseeable future as we seek to maintain and expand regulatory approvals for our products, continue to commercialize NUZYRA, including expansion into the community setting, expand our sales, marketing and distribution infrastructure, and add personnel to support our product development and commercialization efforts and operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate future revenue.

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

As of December 31, 2021, our cash, cash equivalents and marketable securities were $95.5 million. We will require substantial additional funding to meet FDA post-marketing approval requirements for NUZYRA, which we expect to be materially funded through the BARDA contract.  Additional funding may also be needed to support and accelerate the commercialization of NUZYRA, especially in the community setting, to fund the development of omadacycline in other indications, including NTM, and to advance the development of, or license or acquisition of, potential other product candidates, and such funding may not be available on favorable terms or at all. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we anticipate that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the filing date of this Annual Report on Form 10-K. Because the profitability of NUZYRA and SEYSARA, and the successful development of any other future product candidates, is uncertain, we are unable to estimate the actual funds we will require to fund our continuing operations, including for our clinical development programs and commercialization efforts for NUZYRA.

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

In October 2018, the FDA approved NUZYRA in the U.S. for the treatment of adults with CABP and ABSSSI that are proven or strongly suspected to be caused by susceptible bacteria. The completion of any future clinical trials, including for NTM and FDA PMRs, could be substantially delayed or prevented by several factors, including:

•	severe restrictions on the clinical and healthcare system resulting from global pandemics, including the COVID-19 pandemic;
•	delay or failure to obtain sufficient supplies of the product candidate or of the comparator product for our clinical trials;
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

•	delay or failure to obtain Institutional Review Board/ethics committee approval to conduct a clinical trial at a prospective site or within a specific region or country.

The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•	slower than expected rates of patient recruitment and enrollment, especially in an environment impacted by COVID-19;
•	feasibility of continuous trial execution in countries impacted by war, political conflict, and other humanitarian crises;
•	failure of patients to complete the clinical trial;unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by patients;
•	lack of omadacycline efficacy, or efficacy of other product candidates, evidenced during clinical trials;
•	termination of our clinical trials by one or more clinical trial sites;
•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols;
•	inability to monitor patients adequately during or after treatment by us and/or our CROs;

•	delay or failure to obtain sufficient supplies of omadacycline or of the relevant comparator product; and
•	the need to repeat or terminate clinical trials as a result of inconclusive or negative results or unforeseen complications during clinical trial testing.

For example, in February 2022, Russia commenced a military invasion of Ukraine. Russia’s invasion and the ensuing response by Ukraine have caused us to pause enrollment in one of our current clinical trials in such jurisdictions and could increase our costs and disrupt future planned clinical development activities. Although the route, length and impact of Russia’s military action is highly unpredictable, in the future, clinical trial sites in Ukraine could terminate trials, and patients could be forced to evacuate or voluntarily choose to relocate far from clinical trial sites, making them unavailable for initial or further participation in our clinical trials. In addition, data collected from trial participants in Ukraine may not be captured in the clinical database or it may not be possible to adequately monitor it.  As a result, the data may need to be excluded from analyses and additional patients may need to be enrolled.  Alternative sites to fully and timely compensate for our clinical trial activities in Ukraine and Russia may not be available and we may need to find other countries to conduct our clinical trials. While the cost of this trial is currently reimbursed under our BARDA contract, if our clinical trials are further interrupted, our costs and ability to generate revenues could be materially adversely impacted.

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

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing which could delay submission of a supplemental NDA and regulatory approval. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale or additional indicated use. Success in early-stage clinical trials does not mean that future larger registration clinical trials will be successful, because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through early-stage clinical trials. Product candidates that have shown promising results in early-stage (pre-Phase 3) clinical trials may still suffer significant setbacks in subsequent registration clinical trials.

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

Further, our and our partners’ product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. The FDA or other non-U.S. regulatory authorities may disagree with our clinical trial design and our interpretation of data from preclinical studies and clinical trials even when we have Special Protocol Assessment agreements. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial that has the potential to result in FDA or other agencies’ approval. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be supported by the clinical data or be necessary or desirable for the successful commercialization of our products. If an unforeseen safety issue arises, the FDA always has the option to initiate a REMS or add additional warnings to a product label upon approval.

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

If we and our partners are not able to maintain regulatory compliance, we may not achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may negatively affect our operating results and financial condition.

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

A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will apply, or patient copayment will be at an acceptable level for physicians to choose to prescribe our drug. In addition, pharmaceutical companies often need to offer third party payors rebates on the cost of drugs dispensed to the payors’ members in order to increase the possibility of favorable coverage and adequate cost sharing thresholds for patients. We may be required to provide such rebates to some third-party payors in relation to our product(s). Adequate third-party reimbursement, taking into account such rebates as applicable, may not be available and we may not be able to maintain price levels sufficient to realize an appropriate profit, including a return on our investment in product development.

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

The U.S. government and individual states have aggressively pursued healthcare reform, as evidenced by the passage of the Healthcare Reform Act. The Healthcare Reform Act substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that might affect the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Healthcare Reform Act, and we expect there will be additional challenges and amendments to the Healthcare Reform Act in the future. For instance, tax reform legislation was enacted at the end of 2017 that eliminated the individual health insurance mandate. In addition, the Healthcare Reform Act has been subject to judicial challenge.  On June 17, 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the Healthcare Reform Act brought by several states without specifically ruling constitutionality of the Healthcare Reform Act. There have also been significant health care reform efforts beyond the Healthcare Reform Act.  See “Government Regulation - Health Care and Other Reform”. We cannot predict the ultimate content, timing or effect of any changes to the Healthcare Reform Act or other federal and state reform efforts.

Additional legislative actions to control U.S. healthcare or other costs have passed.  The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare, but not Medicaid, payments to providers in 2013 and remains in effect through 2031 (except May 1, 2020 to March 31, 2022) unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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

Within the U.S., various federal and state healthcare laws apply to the pharmaceutical industry.  These laws may constrain the business or financial arrangements and relationships through which we or our partners conduct business, including how we research, market, sell, and distribute our products. The laws and regulations that may affect our and our partners’ ability to operate include:

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

Efforts to ensure that our and our partners’ business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. With approved products of NUZYRA and SEYSARA, we will need to continue, to expend resources to develop and implement policies and processes to promote ongoing compliance. Although we believe we currently maintain an appropriate compliance program, we cannot be certain that the program will adequately detect or prevent violations.

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

If a pandemic, epidemic or outbreak of an infectious disease occurs, our business may be adversely affected. Such events may result in a period of business and manufacturing disruption or in an inability to scale our production to meet demand in a cost-effective manner or at all, any of which could materially affect our financial condition and results of operations. For example, U.S residents and businesses have been hit especially hard by the global spread of COVID-19, which has resulted in disruptions to our business and in the future may result in additional disruptions.  Examples of both include the following:

•

Health risks. The health and wellbeing of our employees, including our sales representatives and clinical educators who visit our hospital customers, as well as employees of our suppliers, is at risk if a critical threshold of our personnel, or the personnel of our suppliers, were to be diagnosed with COVID-19 or a similar infectious disease, placed in quarantine due to potential exposure, or need to care for family members, it may result in significant business disruption.

•

Limitations on suppliers. Some of our suppliers have been, and may in the future be, limited, and at times, precluded, from delivering to us products, materials, and components in the quantities needed on a timely basis, for a variety of reasons, including an evolving understanding of how international, federal, and/or state authorities define “essential business”, their inability to remain open due to lost business in other parts of their portfolios, or because of international, federal, and/or state prioritization orders requiring our suppliers to produce for governmental entities and/or other manufacturers before they produce for us.  We presently maintain a supply chain structure that has allowed us to avoid material disruptions by the current COVID-19 outbreak; however, the future impact of this outbreak or other similar outbreaks on our supply chain is highly uncertain and cannot be predicted. Our demand has increased at the same time as our supply chain has begun to face limitations, which has, and may in the future, result in a shortage of supply, increased costs of products, materials, and components and delays in the timely delivery thereof.  The increased demand we are placing on our suppliers at the same time their sub-suppliers face limitations may in the future lead to our suppliers to seek to pass through expenses or otherwise increase pricing for products, materials, and components that we require to meet our production needs.  If COVID-19 or a similar infectious disease affects the producers of certain materials required by us for the production of NUZYRA, or by Almirall for the production of SEYSARA, our business and financial performance could be adversely affected.

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

•

Shipping delays. While we have priority shipping status with our carriers, we have experienced, and may experience in the future, shipping delays throughout the U.S. and internationally during the COVID-19 outbreak or a similar outbreak of another infectious disease, and as a result, there have been and may continue to be delays in our ability to ship our product to customers and distributors in a timely manner, potentially resulting in returned product, and we have and may continue to face extraordinary freight fees, including air freight fees and expedition fees for all modes of transportation.

•

Travel and access restrictions. Travel restrictions and hospital limitations or denials of access for non-patients have impacted, and may in the future impact, the ability of our direct sales team and clinical educators in the U.S. to access physicians and clinicians in order to educate them about NUZYRA, impacting the ramp and growth of the NUZYRA launch. Travel restrictions have also complicated and delayed our ability to qualify and retain new suppliers or audit our existing suppliers, which might have a negative impact on our quality management system and our product quality in the future.

•

Work from home limitations. We continue to permit all office-based employees to work from home, which could impact our ability to effectively plan, execute, communicate and maintain our corporate culture.  The remote nature of our working environment could make us susceptible to additional cyber security risk, data accessibility concerns, and communication disruptions.

•

Clinical studies. Site activation and study conduct may be delayed due to resource limitations within the healthcare system as they continue to focus on the COVID-19 pandemic.  In addition, enrollment in clinical trials may be slower due to concerns over exposure and travel limitations.  Therefore, we may be required to delay future clinical studies as a direct or indirect result of the COVID-19 pandemic or a future pandemic.

•

FDA review. As a result of the COVID-19 pandemic, there may be interruptions or delays in the operations of the FDA or other health authorities, which could result in delays of reviews and approvals of our product candidates.

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

•

Capital markets volatility. Equity and debt markets have experienced significant volatility since the spread of COVID-19 into the U.S.  Should significant volatility continue, or they experience declines due to the economic impact of COVID-19 or a future pandemic, we may not be able to raise capital at a reasonable valuation or at all.

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

Our success is currently dependent on the successful commercialization of NUZYRA in the U.S., as well as the commercialization of Zai in the Zai territory, and, to a lesser extent, SEYSARA, which Almirall has the rights to commercialize in the U.S. and the greater China region. We are not currently developing, and have no such plans to develop, any other product candidates, other than omadacycline for the treatment of NTM, anthrax, and other relevant preclinical or clinical investigations.  We may need additional financing or grants to fund development of any current or future product candidates.

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

On December 18, 2019, we entered into a contract with BARDA to support the development of NUZYRA for the treatment of pulmonary anthrax and the fulfillment of FDA PMRs associated with NUZRYA’s initial approval. The BARDA contract also includes the ability for BARDA to procure up to 10,000 treatment courses of NUZYRA for use against potential biothreats. The first procurement of NUZYRA was delivered to and accepted by BARDA in June 2021. The three additional procurements of NUZYRA under the BARDA contract have not yet been activated and represent a maximum of approximately $115.4 million of funding under the contract.  Activation of BARDA’s option is tied to our future progress in the ongoing anthrax development program and will be triggered upon achievement of the following development milestones: (1) BARDA’s receipt of positive top line data from our pilot efficacy study for the treatment of inhalation anthrax in rabbits, (2) BARDA’s receipt of positive top line data in PEP and treatment of inhalation anthrax from a combination of our pilot and pivotal efficacy studies in animal models () and (3) our receipt of sNDA approval from the FDA for treatment of inhalational anthrax .  If BARDA were to fail to exercise its options, eliminate, reduce, or materially delay funding, including with respect to further procurements under the BARDA contract due to our failure to achieve the developmental milestones on our anticipated timeline or otherwise, or prohibit reimbursement of some of our incurred costs, we would have to seek additional funding to continue development of NUZYRA for the treatment of anthrax or significantly decrease or cease the product’s development for that indication. Moreover, a loss of BARDA funding could jeopardize our ability to maintain the infrastructure needed to maximize NUZYRA’s commercial potential, and to fulfill NUZYRA’s FDA PMRs in a timely manner.

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
•

A delay in the development timeline for omadacycline in the Zai territory would result in a potential loss of milestone payments and future royalties from the partnership under the Zai Collaboration Agreement; and

•

if the exclusive rights to sarecycline in the U.S. or the greater China region are returned to us by Almirall, or the rights to omadacycline in the Zai territory returned to us by Zai, we will need to establish a new development and commercialization partnership to further sarecycline in the U.S. and greater China region or omadacycline in the Zai territory. There can be no assurance that we would be able to find such a partner.

We are continuing to build our sales and distribution infrastructure. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing NUZYRA or any future product candidates to their full potential.

We are continuing to grow the sales force and commercialization capabilities within our organization through the expansion of our community-based sales force, subsequent to the termination of our arrangement with a third party to provide a contract field sales force. We are also continuing to invest in a sales and marketing organization with technical expertise and supporting distribution capabilities to successfully commercialize NUZYRA, which can be expensive and time consuming. In addition, we may not be able to hire a sales force in the U.S. that is large enough or has adequate expertise in the medical markets that we intend to target. Any failure or delay in the development of our sales, marketing and distribution capabilities would adversely impact the commercialization of NUZYRA.

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

We expect to depend on independent clinical investigators and CROs to participate in and conduct our clinical trials. There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our or our partners’ development programs. These investigators and CROs will not be our employees, and we will not be able to control, other than by contract, the amount of resources, including time, that they devote to our product candidates and clinical trials. If independent investigators fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we and our partners develop. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Further, the FDA requires that we and our partners comply with standards, commonly referred to as current Good Clinical Practices, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, safety, integrity and confidentiality of clinical trial subjects are protected. Failure of clinical investigators or CROs to meet their obligations to us or comply with current Good Clinical Practices could adversely affect the clinical development of our product candidates and harm our business.

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

In October 2018, the FDA approved NUZYRA in the U.S. for the treatment of adults with CABP and ABSSSI that are proven or strongly suspected to be caused by susceptible bacteria. We have global commercial rights to omadacycline, except that we have entered into a collaboration with Zai to develop, manufacture and commercialize omadacycline in the Zai territory. In December 2021, we received regulatory approval for omadacycline for the treatment of CABP in the People’s Republic of China. In October 2018, the FDA also approved SEYSARA for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients nine years of age and older. In the U.S. and the greater China region, Almirall has the exclusive rights to commercialize SEYSARA for the treatment of acne, whereas we retain all rights to sarecycline all other countries. In the future, we, or our partners, may seek to commercialize omadacycline or sarecycline in countries outside of the U.S. and the greater China region, and in February 2020, we exclusively licensed from Almirall certain technology owned or in-licensed by Almirall or its affiliates that is necessary or useful to develop or commercialize sarecycline outside of the U.S. Almirall plans to develop sarecycline for acne in China, with a submission to the China National Medical Products Administration, or NMPA, according to Almirall, expected in 2023.

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

We face an inherent risk of product liability lawsuits related to the testing of our products in seriously ill patients and face an even greater risk from sales of NUZYRA and SEYSARA. Product liability claims may be brought against us or our partners by participants enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling any of our products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

As of February 28, 2022, we had 207 full-time employees. We expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations that may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to successfully commercialize NUZYRA, develop any future product candidates and compete effectively with others in our industry will depend in part, on our ability to effectively manage any future growth.

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

Risks Related to our Indebtedness

Servicing our debt, including the Notes, the R-Bridge Loan Agreement, and the Royalty-Backed Loan Agreement, requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to regulatory, economic, financial, competitive and other factors beyond our control. We are a biopharmaceutical company that has not yet generated profit from product sales. We expect to continue to incur losses as we add infrastructure and personnel to support our commercialization and product development efforts and operations. Accordingly, our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. For example, we are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due.

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

On December 31, 2020, or the Closing Date, we, through our wholly-owned subsidiary PRTK SPV2 LLC, a Delaware limited liability company, or the Subsidiary, entered into a royalty and revenue interest-backed loan agreement with an affiliate of R-Bridge Healthcare Investment Advisory, Ltd., herein referred to as the R-Bridge Loan Agreement.  Pursuant to the terms of the R-Bridge Loan Agreement, the Subsidiary borrowed a $60.0 million term loan, secured by, and repaid with proceeds from, (i) royalties from our license agreement with Zai  (Shanghai) Co., Ltd., or the Zai Collaboration Agreement, and such royalties, or the Royalty Interest, and (ii) a revenue interest based on our U.S. sales of NUZYRA in an initial amount of two and a half percent (2.5%), which amount may adjust under certain circumstances up to five percent (5%), of our net U.S. sales, subject to an annual cap of $10.0 million, which may adjust under certain circumstances to $12.0 million, or the Revenue Interest. Under the R-Bridge Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 7.0%, increasing to an annual rate of 10% during the continuance of any event of default.

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

The R-Bridge Loan Agreement contains certain customary affirmative covenants, including those relating to: use of proceeds; maintenance of books and records; financial reporting and notification; compliance with laws; and protection of Company intellectual property. The R-Bridge Loan Agreement also contains certain customary negative covenants, barring the Subsidiary from: certain fundamental transactions; issuing dividends and distributions; incurring additional indebtedness outside of the ordinary course of business; engaging in any business activity other than related to the Zai Collaboration Agreement; and permitting any additional liens on the collateral provided to the R-Bridge Lender under the R-Bridge Loan Agreement. As of December 31, 2021, we were in compliance with all covenants under the R-Bridge Loan Agreement.

In April 2018, we issued $165.0 million aggregate principal amount of 4.75% Convertible Senior Subordinated Notes due 2024, or the Notes. The Notes bear cash interest at the annual rate of 4.75%, payable on November 1 and May 1 of each year, beginning on November 1, 2018, and mature on May 1, 2024 unless earlier repurchased, redeemed or converted.

In addition, in February 2019, we, through our wholly-owned subsidiary Paratek Royalty Corporation, or Royalty, entered into a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, with Healthcare Royalty Partners III, L.P., or HCRP. Pursuant to the terms of the Royalty-Backed Loan Agreement, Royalty borrowed a $32.5 million loan, which was secured by, and is being repaid based upon, royalties from the Almirall Collaboration Agreement. The Royalty-Backed Loan Agreement matures on May 1, 2029, at which time, if not earlier repaid in full, the outstanding principal amount of the loan, together with any accrued and unpaid interest, and all other obligations then outstanding, shall be due and payable in cash by Royalty.

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

Failure to satisfy our current and future debt obligations under the R-Bridge Loan Agreement, Royalty-Backed Loan Agreement, and the Notes could result in an event of default and, as a result, the respective lenders could accelerate all of the amounts due. In the event of any such acceleration of amounts due as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, the R-Bridge Lender and Royalty-Backed Lender could seek to enforce its respective security interests in the assets.

We are subject to certain restrictive covenants which, if breached, could have a material adverse effect on our business and prospects.

The R-Bridge Loan Agreement and Royalty-Backed Loan Agreement each impose operating and other restrictions on us. Such restrictions will affect, and in many respects limit or in some respects may prohibit, our ability to, among other things:

•	dispose of substantially all of our assets or certain assets related to NUZYRA or Seysara, as;
•	engage in mergers or consolidations;
•	incur additional indebtedness secured by certain assets related to NUZYRA; and
•	create liens on certain assets related to NUZYRA.

Risks Related to Our Intellectual Property

If we are unable to obtain and enforce patent protection for products, our product candidates and related technology, our business could be materially harmed.

Issued patents may be challenged, invalidated or circumvented. In addition, court decisions may introduce uncertainty in the enforceability or scope of patents owned by pharmaceutical companies. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not allow us to protect our inventions with patents to the same extent as do the laws of the U.S. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries or may not be the first to make the inventions claimed in issued patents or pending patent applications, or may not be the first to file for protection of the inventions set forth in our patents, or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. If such inventions or related inventions are successfully patented by others, we may be required to obtain licenses under third-party patents to market our product candidates, as described in greater detail below. Therefore, enforceability and scope of our patents in the U.S. and in foreign countries cannot be predicted with certainty, and, as a result, any patents that we own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives or may not survive legal or administrative challenges by competitors.

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

In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, know-how and confidential and proprietary information. To maintain the confidentiality of trade secrets and proprietary information, our policy is to enter into confidentiality agreements with our employees, consultants, collaborators and others upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees and our personnel policies also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants, or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions. To the extent that an individual who is not obligated to assign rights in intellectual property to us is rightfully an inventor of intellectual property, we may need to obtain an assignment or a license to that intellectual property from that individual. Such assignment or license may not be available on commercially reasonable terms or at all.

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

Based on the FDA marketing approval of our products, one or more of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process, with the condition that this five-year extension does not extend the patent for more than fourteen years from the approval date. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than our request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product may not extend beyond the current patent expiration dates and our competitors may obtain approval to market competing products sooner. As a result, our revenue could be reduced, possibly materially.

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

The trading price of our common stock could be subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the trading price of our common stock to fluctuate include:

•	the commercial performance of NUZYRA and SEYSARA;
•	our ability to maintain and expand regulatory approval for NUZYRA;
•	issues in manufacturing NUZYRA;
•	the results of our current and any future clinical trials of NUZYRA or any future product candidates;
•	the entry into, or termination of, key agreements, including key commercial partner agreements;
•	the initiation of material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to the antibiotics market, including with respect to other products and potential products in such market;
•	the introduction of technological innovations or new therapies that compete with our products;
•	the loss of key employees;
•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
•	general and industry-specific economic conditions that may affect our research and development expenditures;
•	changes in the structure of healthcare payment systems; and
•	period-to-period fluctuations in our financial results, including, in particular, our use of cash in operations.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. For example, the trading prices for our common stock and that of other biopharmaceutical companies have been highly volatile due to both the COVID-19 pandemic, especially as a result of investor concerns and uncertainty related to the impact of the outbreak on the economies of countries worldwide, and the Russian invasion of Ukraine in February 2022. Such broad market fluctuations, as well as general economic, political and market conditions, may adversely affect the trading price of our common stock.

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

Our amended and restated by-laws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2021, approximately 2.3 million shares of common stock are held by our directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act. In addition, approximately 3.8 million shares of common stock that are subject to outstanding options and restricted stock units as of December 31, 2021 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rule 144 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our common stock. As of December 31, 2021, we had research coverage by three securities analysts. If the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research regarding us or our business model, technology or stock performance, the trading price of our common stock would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of the trading price of our common stock.

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

We are or may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business.

Within the U.S., our operations may be affected by the Health Insurance Portability and Accountability Act of 1996 as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, collectively, HIPAA, which impose obligations on certain “covered entities,” such as healthcare providers, health plans and healthcare clearinghouses, and certain of their “business associate” contractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Although we believe that we currently are neither a “covered entity” nor a “business associate” under the legislation, a business associate relationship may be imputed from facts and circumstances even in the absence of an actual business associate agreement. In addition, HIPAA may affect our interactions with customers who are covered entities or their business associates because HIPAA affects the ability of these entities to disclose patient health information to us. Various states also have laws that regulate the privacy and security of personal information and so may affect our business operations. For example, we are subject to the California Consumer Privacy Act, or CCPA, that became effective on January 1, 2020. The CCPA gives California consumers, defined to include all California residents, certain rights, including the right to ask companies to disclose the types of personal information collected, specific pieces of information collected by a company, the categories of sources from which such information was collected, the business purpose for collecting or selling the consumer’s personal information, and the categories of third parties with whom a company shares personal information. The CCPA also imposes several obligations on companies to provide notice to California consumers regarding a company’s data processing activities. Additionally, the CCPA gives California consumers the right to ask companies to delete a consumer’s personal information and it places limitations on a company’s ability to sell personal information, including providing consumers a right to opt out of sales of their personal information. These protections will be expanded by the California Privacy Rights Act (CPRA), which was approved by California voters in November 2020 and will be operational in most key respects on January 1, 2023. Colorado and Virginia have also passed comprehensive privacy laws that may impact our operations, and there are similar legislative proposals being advanced in other US states, as well as in Congress.

Outside the U.S., other data privacy and security regulations may apply. For example, the processing of personal data in the European Economic Area, or the EEA, is subject to the General Data Protection Regulation, or the GDPR, which took effect in May 2018, and is also applicable in the U.K. as it forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (“UK GDPR”) which went into effect in January 2021. The GDPR increases obligations with respect to clinical trials conducted in the EEA and the U.K., such as in relation to the provision of fair processing notices, exercising data subject rights and reporting certain data breaches to regulators and affected individuals, as well as how we document our relationships with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA, including from clinical trial sites in the EEA, to countries that are considered by the European Commission or the U.K. Secretary of State to lack an adequate level of data protection, such as the U.S. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the U.K. to the United States, and other jurisdictions. Most recently, in July 2020, the Court of Justice of the E.U. (“CJEU”) limited how organizations could lawfully transfer personal data from the EEA to the United States, by invalidating the Privacy Shield and placing limitations on the use of the European Commission’s approved Standard Contractual Clauses (“SCCs”). Compliance with data privacy and security regulation can require allocation of resources as well as changes in operations and non-compliance can result in substantial fines. In addition, the GDPR and the CCPA impose substantial fines and other regulatory penalties for breaches of data protection requirements and they confer a private right of action on data subjects, in the case of the GDPR, and consumers, in the case of the CCPA, and their representatives for breaches of certain data protection requirements.

Our business and operations would suffer in the event of computer system failures or cyber attacks.

Despite the implementation of security measures, our internal computer systems, and those of our CROs, our partners and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. In addition, our systems safeguard important confidential personal data regarding our subjects. If a computer failure were to occur and cause interruptions in our operations, such as in the event of a ransomware attack, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further commercialization of NUZYRA and development of any future product candidates could be delayed.

Cyber attacks are growing in sophistication and come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insider threats. While we invest in our systems and technology and in the protection of its products and data to reduce the risk of an attack or other significant disruption, there can be no assurance that these measures and efforts will prevent future attacks or other significant disruptions to any of the systems on which we rely. Similarly, there can be no assurance that third party information technology providers with whom we contract will not suffer a significant attack or disruption that impacts customers, such as supply chain attacks.  A successful attack could result in significant adverse consequences, including regulatory inquiries or litigation, increased costs and expenses including costs related to insurance and remediation of any security vulnerabilities, reputational damage, lost revenue, and fines or penalties.

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
•

business interruptions resulting from geo-political actions, including war (such as the current armed conflict in Ukraine) and terrorism, or natural disasters, including earthquakes, typhoons, floods and fires and pandemics such as the COVID-19 pandemic.

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

Our headquarters are located in Boston, Massachusetts, where we occupy approximately 4,000 square feet of office space under a lease that expires in August 2023. We also rent approximately 19,000 square feet of office space in King of Prussia, Pennsylvania on a monthly basis under a lease that expires in 2024.

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

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “PRTK.” As of February 28, 2022, there were 78 holders of record of our common stock.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, there were no unregistered sales of our securities.

Securities authorized for issuance under equity compensation plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by stockholders (1)	6,696,444	(2)	$2.83	(3)	776,305	(4)
Equity compensation plans not approved by stockholders	707,343	(5)	7.86	(6)	626,098	(7)
Total	7,403,787		$3.31		1,402,403

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

(2)	Includes 1,521,762 shares relating to outstanding options and 4,741,713 shares relating to restricted stock units.
(3)	Represents the weighted-average exercise price of outstanding options, warrants and rights.
(4)

Includes 459,870 shares available under the 2009 and 2018 Employee Stock Purchase Plans. All shares cancelled or forfeited during the years ended December 31, 2021 and 2020 under the 2006 and 2014 Plans became available for grant under the 2015 Plan. The 2006 Plan terminated on July 2, 2020.

(5)	Includes 528,993 shares relating to outstanding options and 178,350 shares relating to restricted stock units under the 2015 Inducement Plan and the 2017 Inducement Plan.
(6)	Represents the weighted-average exercise price of outstanding options and rights.
(7)	Includes 341,500 shares that remain available for grant under the 2015 Inducement Plan that the Company does not currently anticipate issuing.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during 2021.

Item 6. Reserved

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel life-saving therapies for life-threatening diseases or other public health threats for civilian, government and military use.  Our United States, or U.S., Food and Drug Administration, or FDA, approved commercial product, NUZYRA® (omadacycline) is a once-daily oral and intravenous antibiotic for the treatment of adult patients with community-acquired bacterial pneumonia, or CABP, and acute skin and skin structure infections, or ABSSSI, caused by susceptible pathogens. We retain worldwide commercial rights to omadacycline, with the exception in the People’s Republic of China, Hong Kong, Macau and Taiwan, where we have entered into a collaboration agreement with Zai Lab (Shanghai) Co., Ltd., or Zai.  The National Medical Products Administration, or NMPA, of China approved NUZYRA for the treatment of CABP and ABSSSI in December 2021.

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

Under the terms of the BARDA contract, BARDA can procure up to 10,000 anthrax treatment courses of NUZYRA. As of December 31, 2021, the initial 2,500 treatment courses of NUZYRA were purchased by BARDA. The product procurement performance obligations generate revenue at a point in time, which will be upon transfer of control of the product. As such, the related revenue for these performance obligations is recognized at a point in time as product revenue within our consolidated statement of operations. Refer to Note 5, Government Contract Revenue in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion of the BARDA contract and related revenue recognition.

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

We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our research and development expenses for omadacycline and other projects during the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Omadacycline	$17,712	$13,992
Other research and development costs	12,641	9,930
Total	$30,353	$23,922

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

Interest Expense

Interest expense represents interest incurred on the R-Bridge Loan Agreement, the Notes, and the Royalty-Backed Loan Agreement (each as defined in Note 13, Long-Term Debt in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K), as well as the adjustment of our marketable securities to amortized cost.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020
Product revenue, net	$106,084	$38,753
Government contract service revenue	6,639	3,299
Government contract grant revenue	9,211	3,407
Collaboration and royalty revenue	8,228	1,465
Net revenue	130,162	46,924
Expenses:
Cost of product revenue	21,535	8,651
Research and development	30,353	23,922
Selling, general and administrative	119,404	89,855
Total operating expenses	171,292	122,428
Loss from operations	(41,130)	(75,504)
Other income and expenses:
Interest income	66	1,515
Interest expense	(17,408)	(20,240)
Loss on extinguishment of debt	-	(2,368)
Other gains (losses), net	(12)	56
Net loss before provision for income taxes	(58,484)	(96,541)
Provision for income taxes	600	—
Net loss	$(59,084)	$(96,541)

Product Revenue, Net

Net product revenue recognized on sales of NUZYRA in the U.S. was $106.1 million and $38.8 million for the years ended December 31, 2021 and December 31, 2020, respectively. The increase in net product revenue is primarily the result of the delivery and acceptance of the first procurement of NUZYRA under the BARDA contract of $37.9 million and an increase in sales volume due to higher customer demand.

Government Contract Service Revenue

Government contract service revenue earned under our BARDA contract was $6.6 million and $3.3 million during the years ended December 31, 2021 and December 31, 2020, respectively. The increase in government contract service revenue is primarily the result of increased costs incurred for the U.S. onshoring of NUZYRA manufacturing.

Government Contract Grant Revenue

Government contract grant revenue earned under our BARDA contract was $9.2 million and $3.4 million during the years ended December 31, 2021 and December 31, 2020, respectively. The increase in government contract service revenue is primarily the result of increased costs incurred to support existing FDA PMRs.

Collaboration and Royalty Revenue

Collaboration and royalty revenue were $8.2 million and $1.5 million for the years ended December 31, 2021 and December 31, 2020, respectively.

Under the terms of the Zai Collaboration Agreement, we earned a milestone payment of $6.0 million upon regulatory approval of NUZYRA in the People’s Republic of China in December 2021. Royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third-party data and an approximation of discounts and allowances to calculate net product sales, to which we then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenue will be adjusted in the period in which they become known, which is expected to be the following quarter.

Cost of Product Revenue

Cost of product revenue was $21.5 million for the year ended December 31, 2021, compared to $8.7 million for the year ended December 31, 2020. The $12.8 million increase is primarily the result of the delivery and acceptance of the first procurement of NUZYRA under the BARDA contract, an increase in NUZYRA product sales and an increase in royalties owed on net sales of NUZYRA.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of NUZYRA units recognized as revenue during years ended December 31, 2021 and December 31, 2020 were expensed prior to FDA approval in October 2018, and therefore are not included in cost of product revenue during the periods.  We expect cost of product revenue to increase in absolute dollars as product revenue increases.

Research and Development Expense

Research and development expenses were $30.4 million for the year ended December 31, 2021, compared to $23.9 million for the year ended December 31, 2020. The $6.5 million increase in research and development expenses was primarily due to increased costs reimbursed under the BARDA contract, which included costs for the U.S. onshoring of NUZYRA manufacturing and for FDA PMRs associated with the approval of NUZYRA, compensation expense for the first tranche of our Revenue Performance Incentive Plan recognized when the related performance condition was deemed probable during 2021, and costs incurred for the Phase 2b NTM study.  Refer to Note 15, Stock Based and Incentive Compensation, included in this Annual Report on Form 10-K for further details on our Revenue Performance Incentive Plan. We anticipate an increase in research and development expenses in future periods as we continue development of NUZYRA for the treatment of and PEP against pulmonary anthrax, continue the work on our FDA PMRs, and continue the onshoring of our manufacturing process, the majority of which is reimbursable under the BARDA contract.  We will also incur additional spend as we continue exploring pathways for NTM indications.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $119.4 million for the year ended December 31, 2021, compared to $89.9 million for the year ended December 31, 2020.  The $29.5 million increase is primarily the result of compensation expense for the first tranche of our Revenue Performance Incentive Plan recognized when the related performance condition was deemed probable during 2021, costs incurred for the NUZYRA community expansion, and an increase in stock-based compensation expense due to the probability and timing of the achievement of performance-based vesting milestones. Refer to Note 15, Stock Based and Incentive Compensation, included in this Annual Report on Form 10-K for further details on our Revenue Performance Incentive Plan.

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

Other Income and Expenses

Interest expense for the year ended December 31, 2021 represents interest incurred on the Notes of $8.8 million, R-Bridge Loan Agreement of $4.5 million, and the Royalty-Backed Loan Agreement of $4.1 million, and insignificant interest expense related to our money market funds and marketable securities. Interest income for the year ended December 31, 2021 represents interest earned on our money market funds and marketable securities of $0.1 million. Interest expense for the year ended December 31, 2020 represents interest incurred on the Notes of $8.8 million, the A&R Hercules Loan Agreement of $7.3 million, the Royalty-Backed Loan Agreement of $4.0 million and interest expense related to our money market funds and marketable securities of $0.1 million. Interest income for the year ended December 31, 2020 represents interest earned on our money market funds and marketable securities of $1.5 million.

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

Provision for income taxes

Provision for taxes incurred in connection with $6.0 million milestone earned upon regulatory approval of NUZYRA in the People’s Republic of China under our Zai Collaboration Agreement.

Liquidity and Capital Resources

On May 11, 2020, we filed a registration statement on Form S-3 with the SEC, as amended on June 19, 2020 and declared effective on July 9, 2020, to sell certain of our securities in an aggregate amount of up to $250.0 million. As of February 28, 2022, $229.5 million remains available on this shelf registration statement, with $29.5 million reserved for potential sales under our Sales Agreement (as defined below).On May 17, 2021, we entered into an At-the-Market Sales Agreement, or the Sales Agreement, with BTIG, LLC, or BTIG, under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through BTIG as our sales agent. Sales of our common stock through BTIG, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on the Nasdaq Global Market or any other existing trading market for its common stock. BTIG will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay BTIG a commission of 3% of the gross sales proceeds of any common stock sold through BTIG under the Sales Agreement. During the twelve months ended December 31, 2021, we sold 3,175,657 shares of our common stock pursuant to the Sales Agreement for $18.64 million in proceeds, after deducting an insignificant amount of commissions. As of February 28, 2022, $29.5 million remains available for sale under the Sales Agreement.

We have used and we intend to continue to use the net proceeds from the above offerings of our common stock and the Notes, as well as other current and retired long-term debt agreements, together with our existing capital resources and future NUZYRA product sales, government contract revenue and royalty revenue, to fund our ongoing company operations, including clinical studies of omadacycline, NUZYRA commercial operations, and for working capital and other general corporate purposes. Refer to Note 16, Long-Term Debt, included in this Annual Report on Form 10-K for further details on our loan agreements.

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $95.5 million.

The following table summarizes our cash provided by and (used in) operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(48,273)	$(103,424)
Net cash provided by (used in) investing activities	4,510	92,499
Net cash provided by financing activities	18,332	11,340

Operating Activities

Net cash used in operating activities was $48.3 million for the year ended December 31, 2021, compared to $103.4 million for the year ended December 31, 2020. The change in net cash used in operating activities primarily consists of our net losses adjusted for non-cash items and changes in components of operating assets and liabilities as follows:

•

For the year ended December 31, 2021, a net loss of $59.1 million was adjusted for non-cash items including stock-based compensation expense of $14.3 million, non-cash interest expense of $4.3 million, and a net increase of $8.2 million due to changes in operating assets and liabilities. The significant items in the change in operating assets and liabilities include a combined increase in accounts receivable, prepaid and other current assets, and inventory of $37.3 million, which was partially offset by a combined decrease in accounts payable and accrued expenses and other liabilities, primarily associated with obligations under the Revenue Incentive Plan, and other assets of $29.1 million.

•

For the year ended December 31, 2020, a net loss of $96.5 million was adjusted for non-cash items including stock-based compensation expense of $10.2 million, non-cash interest expense of $1.5 million, loss on extinguishment of debt of $1.1 million, and a net decrease of $20.3 million due to changes in operating assets and liabilities. The significant items in the change in operating assets and liabilities include an increase in accounts receivable, other receivables, prepaid, and other current assets of $7.5 million and an increase in inventories of $11.8 million.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2021 consists of $20.0 million in proceeds from maturities of marketable securities, offset by $15.1 million of investments in marketable securities (U.S. treasury securities) and $0.4 million in purchases of fixed assets.

Net cash provided by investing activities during the year ended December 31, 2020 consists of $122.5 million in proceeds from maturities of marketable securities, offset by $29.6 million of investments in marketable securities (U.S. treasury securities) and $0.4 million in purchases of fixed assets.

Financing Activities

Net cash provided by financing activities for 2021 includes the following:

•	$18.4 million in net proceeds from the sale of our common stock through the Sales Agreement;
•	$0.7 million in proceeds from the Paratek Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan, or the 2018 ESPP; offset by
•	$0.4 million in debt issuance costs under the R-Bridge Loan Agreement; and
•	$0.3 million in principal payments on long-term debt under our R-Bridge Loan Agreement.

Net cash provided by financing activities for 2020 includes the following:

•	$58.7 million in net proceeds from the issuance of the R-Bridge Loan Agreement;
•	$21.9 million in net proceeds from the sale of our common stock through the Sales Agreement;
•	$0.6 million in proceeds from the 2018 ESPP;
•	$0.2 million in proceeds from the exercise of stock options; offset by
•	$70.0 million in principal debt payments on long-term debt.

Future Funding Requirements

We began generating revenue from product sales when we launched NUZYRA in the U.S. in February 2019 and from royalties on net sales of SEYSARA in the U.S. when Almirall launched the product in January 2019. Our future funding requirements will depend on our ability to generate continued revenue from sales of NUZYRA, and our partners, Almirall and Zai’s, ability to generate continued revenue from sales of SEYSARA and NUZYRA, respectively, with respect to which we are entitled to tiered royalties in the U.S. and flat royalties in the greater China region. We do not expect to generate any other revenue unless and until our omadacycline greater China region partner, Zai, commercializes NUZYRA in the greater China region, and our SEYSARA greater China region partner, Almirall, obtains regulatory approval of and commercializes its respective product in the greater China region. Zai received approval from the National Medical Products Administration (NMPA) of China of NUZYRA for the treatment of CABP and ABSSSI in December 2021.

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

Based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities of $95.5 million as of December 31, 2021, will extend our cash runway through the end of 2023 with a pathway to cash flow break even.

We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our pharmaceutical products, especially given the constraints on in-person promotion of NUZYRA, reduced access to prescribers due to restrictions in access to hospitals during the COVID-19 pandemic, and the unknown extent to which we will maintain existing or enter into new collaborations with third parties to participate in the development and commercialization of our product and product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures that we will require to fund our continuing operations, including for our clinical development programs and commercialization efforts for NUZYRA. Our future capital requirements will depend on many factors, including:

•	the progress of clinical development of omadacycline in additional indications, including NTM;
•	the costs and timing of commercialization activities for NUZYRA;
•	product revenue received from commercial sales of NUZYRA;
•	royalty revenue received from commercial sales of SEYSARA by Almirall;
•	timing and amount of actual reimbursements and NUZYRA purchases under the BARDA contract;
•	the ability of Zai to manufacture and commercialize NUZYRA in the Zai territory;
•	the number and characteristics of other product candidates that we may pursue;

•	the scope, progress, timing, cost and results of research, preclinical development and clinical trials;
•	the costs, timing and outcome of seeking, obtaining, maintaining and expanding FDA and non-U.S. regulatory approvals;
•	the costs associated with manufacturing and maintaining high quality sales, marketing and distribution capabilities;
•	the number and characteristics of other product candidates that we may pursue;
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

Until we can generate a sufficient amount of product and royalty revenue to finance our cash requirements, if ever, we expect to finance our future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic collaborations, grant funding and government funding. We do not have any committed external sources of funds other than the rights under the BARDA contract and the rights to contingent milestone payments and/or royalties under the Almirall Collaboration Agreement, the Almirall China License, the Tetraphase License Agreement and the Zai Collaboration Agreement, which are terminable by Almirall, Tetraphase and Zai, respectively, upon prior written notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholders’ rights. Future debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Additionally, future equity or debt financing may be difficult to obtain on favorable terms, if at all, complicated by the increased volatility within the global financial markets as a result of the COVID-19 pandemic. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, NUZYRA, sarecycline, future revenue streams, research programs, product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market NUZYRA, sarecycline or our other product candidates that we may otherwise prefer to develop and market ourselves.

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

Trade Discounts and Allowances - The Company generally provides customers with discounts that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.  In addition, the Company receives sales order management, data and distribution services from certain customers.  To the extent the services received are distinct from the Company’s sale of products to the customer, these payments are classified in selling, general and administrative expenses in the consolidated statements of operation and comprehensive.

Product Returns – Generally, the Company’s customers have the right to return any unopened/unused product supply during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. As the Company distributes its product and establishes historical sales over a longer period of time, the Company looks at industry data for comparable products in the market as well as its own historical purchasing, demand and return patterns of its customers when evaluating reserves for product returns.  As the Company distributes its product and establishes historical sales over a longer period of time, it will place less reliance on industry data.

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

Commercial Payer and Other Rebates – The Company plans to continue to contract with certain private payer organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of NUZYRA and contracted formulary status. The Company estimates these rebates and records reserves for such estimates in the same period the related revenue is recognized. These rebates result from performance-based goals, formulary position and price increase limit allowances (price protection). The calculation of the reserve for these rebates is based on an estimate of the coverage patterns and the resulting applicable rebate rate(s) to be earned over a contractual period.

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

Inventory

Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out basis. Prior to the regulatory approval of our product candidates, we incurred expenses for the manufacture of drug product that could potentially be available to support the commercial launch of our products.  Until the first reporting period when regulatory approval has been received or is otherwise considered probable, we record all such costs as research and development expense.  Inventory used in clinical trials is also expensed as research and development expense when selected for such use.  We classify inventory costs as long-term when we expect to utilize the inventory beyond its normal operating cycle. We perform an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified.  Such impairment charges, should they occur, are recorded as a component of cost of product sales in the consolidated statements of operations and comprehensive loss.  The determination of whether inventory costs will be realizable requires the use of estimates by management.  If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required.
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

 We executed an amendment to the existing lease agreement on its Boston office space in April 2021. The amended lease agreement released 8,104 rentable square feet of office space and extends the lease term for the remaining 4,153 rentable square feet of office space through August 2023 for an additional commitment of $0.4 million. In accordance with the amendment, we were refunded the insignificant security deposit paid in July 2016.

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

Licenses

In February 1997, we and Tufts University, or Tufts, entered into a license agreement under which we acquired an exclusive license to certain patent applications and other intellectual property of Tufts related to the drug resistance field to develop and commercialize products for the treatment or prevention of bacterial or microbial diseases or medical conditions in humans or animals or for agriculture. We subsequently entered into eleven amendments to that agreement, collectively the Tufts License Agreement, to include patent applications filed after the effective date of the original license agreement, to exclusively license additional technology from Tufts, to expand the field of the agreement to include disinfectant applications, and to change the royalty rate and percentage of sublicense income paid by us to Tufts under sublicense agreements with specified sublicensees.

In September 2009, we and Novartis International Pharmaceutical Ltd., or Novartis, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. We and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, EMA, or any regulatory agency, but only to the extent we have not previously granted such commercialization rights related to omadacycline to another third party as of any such approval.

Long-Term Debt

As of December 31, 2021, we had recorded long-term debt obligations of $254.4 million, net of debt discount and issuance costs of $5.7 million. Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

R-Bridge Loan Agreement

On December 31, 2020, or the Closing Date, we, through our wholly-owned subsidiary PRTK SPV2 LLC, a Delaware limited liability company, or the Subsidiary, entered into a royalty and revenue interest-backed loan agreement with an affiliate of R-Bridge Healthcare Investment Advisory, Ltd., herein referred to as the R-Bridge Loan Agreement.  Pursuant to the terms of the R-Bridge Loan Agreement, the Subsidiary borrowed a $60.0 million term loan, secured by, and repaid with proceeds from, (i) royalties from our license agreement with Zai (Shanghai) Co., Ltd., or the Zai Collaboration Agreement, and such royalties, or the Royalty Interest, and (ii) a revenue interest based on our U.S. sales of NUZYRA in an initial amount of two and a half percent (2.5%), which amount may adjust under certain circumstances up to five percent (5%), of our net U.S. sales, subject to an annual cap of $10.0 million, which may adjust under certain circumstances to $12.0 million, or the Revenue Interest.

Under the R-Bridge Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 7.0%, increasing to an annual rate of 10% during the continuance of any event of default.  Payments of the obligations outstanding under the R-Bridge Loan Agreement are made quarterly out of the Royalty Interest payments and Revenue Interest payments received by the Subsidiary during such quarter, or the Collection Amount.  On each payment date, after payment of certain expenses, the Collection Amount shall be applied first to accrued interest, with any excess up to $15.0 million per annum applied to repay principal until the balance is fully repaid, and any shortfalls being capitalized are added to the principal balance of the loan.  Amounts in excess of the $15.0 million annual cap shall be shared between us and R-Bridge Healthcare Investment Advisory, Ltd., or the R-Bridge Lender, based on a formula set out in the R-Bridge Loan Agreement.  Following repayment in full of the loan, the first $15.0 million per annum in Collection Amount shall be paid to us and any amounts in excess shall be shared between us and the R-Bridge Lender based on a formula set out in the R-Bridge Loan Agreement.

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

The R-Bridge Loan Agreement contains certain customary affirmative covenants, including those relating to: use of proceeds; maintenance of books and records; financial reporting and notification; compliance with laws; and protection of Company intellectual property. The R-Bridge Loan Agreement also contains certain customary negative covenants, barring the Subsidiary from: certain fundamental transactions; issuing dividends and distributions; incurring additional indebtedness outside of the ordinary course of business; engaging in any business activity other than related to the Zai Collaboration Agreement; and permitting any additional liens on the collateral provided to the R-Bridge Lender under the R-Bridge Loan Agreement. As of December 31, 2021, we were in compliance with all covenants under the R-Bridge Loan Agreement.

An ancillary agreement executed by us and the Subsidiary in respect of the Revenue Interest, contains negative covenants applicable to us, including restrictions on the sale or transfer of our assets related to NUZYRA and giving rise to the Revenue Interest, each subject to the exceptions set forth therein.

The R-Bridge Loan Agreement contains customary defined events of default, upon which any outstanding principal, unpaid interest and other obligations of the Subsidiary, shall be immediately due and payable by the Subsidiary. These include: failure to pay any principal or interest when due; failure to pay the Capped Amount  when due following a non-qualified change of control, any uncured breach of a representation, warranty or covenant; any uncured failure to perform or observe covenants; any uncured breach of our representations, warranties or covenants under an ancillary agreement executed by the us and the Subsidiary in respect of the Royalty Interest; any termination of the Zai Collaboration Agreement; and certain bankruptcy or insolvency events. No events of default had occurred under the R-Bridge Loan Agreement through December 31, 2021.

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

After deducting costs incurred of $6.0 million, we raised net proceeds from the issuance of the Notes of $159.0 million in April 2018. All costs were deferred and are being amortized over the life of the Notes at an effective interest rate of 5.47% and recorded as additional interest expense.

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

We do not enter into financial instruments for trading or speculative purposes. Our cash, cash equivalents and investments balance as of December 31, 2021 consisted of cash and cash equivalents and U.S. treasury securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 5.0% of total liabilities as of December 31, 2021.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Paratek Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paratek Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserves for Government Rebates
Description of the Matter

As described in Notes 2 and 3 to the consolidated financial statements, the Company recognizes revenues for product sales net of applicable reserves for various types of variable consideration based on the Company’s estimates of the channel mix. Variable consideration for product sales includes trade discounts and allowances, product returns, chargebacks and rebates, government rebates, commercial payer and other rebates, and patient assistance. Reserves for government rebates totaled $5.2 million and were recorded within accrued expenses at December 31, 2021.

Auditing the Company’s measurement of government rebates was complex and judgmental because the estimates involve subjective management assumptions about buying and payment patterns, including the units of product in the distribution channel as of the balance sheet date, and the estimated payer mix.  The reductions to gross product revenue are sensitive to these significant assumptions.

How We Addressed the Matter in Our Audit

To test the adequacy of the Company's reserves for government rebates, our audit procedures included, among others, assessing the methodologies used to determine the reserves and testing the significant assumptions discussed above, including the underlying data used in developing the significant assumptions. We evaluated management’s significant assumptions by (i) comparing the assumptions used to calculate the reserves to external data (ii) testing contracted rates, historical claims and payment data, (iii) evaluating the sensitivity of the estimated reserve calculations based on changes in the significant assumptions, (iv) comparing the actual results to previous estimates, (v) performing analytical procedures based on historical data to estimate the reserves and (vi) assessing information subsequent to the balance sheet date to determine whether there were any new information that would require adjustment.  In addition, we involved our professionals with an understanding of government reimbursement requirements to assist us in evaluating management’s methodology and calculations used to measure government rebates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Boston, Massachusetts

March 14, 2022

Paratek Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except for share and par value amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$80,367	$105,157
Marketable securities	15,107	20,005
Restricted cash	125	891
Accounts receivable, net	29,438	11,878
Inventories, net	11,020	14,555
Other receivables	3,679	3,855
Prepaid and other current assets	12,364	7,776
Total current assets	152,100	164,117
Long-term restricted cash	125	-
Fixed assets, net	794	964
Goodwill	829	829
Right-of-use asset	1,757	2,010
Long term inventories, net	27,767	8,728
Other long-term assets	497	205
Total assets	$183,869	$176,853
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	5,394	1,813
Accrued expenses	23,446	20,826
Other current liabilities	2,457	1,314
Total current liabilities	31,297	23,953
Long-term debt	254,428	250,474
Long-term lease liabilities	1,308	1,544
Accrued long-term compensation	21,846
Other liabilities	2,777	3,142
Total liabilities	311,656	279,113
Commitments and contingencies (Note 18)
Stockholders’ deficit
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 51,711,809 and 46,516,567 issued and outstanding at December 31, 2021 and 2020, respectively	52	46
Additional paid-in capital	739,053	705,489
Accumulated other comprehensive income (loss)	(9)	4
Accumulated deficit	(866,883)	(807,799)
Total stockholders’ deficit	(127,787)	(102,260)
Total liabilities and stockholders’ deficit	$183,869	$176,853

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Product revenue, net	$106,084	$38,753
Government contract service revenue	6,639	3,299
Government contract grant revenue	9,211	3,407
Collaboration and royalty revenue	8,228	1,465
Net revenue	130,162	46,924
Expenses:
Cost of product revenue	21,535	8,651
Research and development	30,353	23,922
Selling, general and administrative	119,404	89,855
Total operating expenses	171,292	122,428
Loss from operations	(41,130)	(75,504)
Other income and expenses:
Interest income	66	1,515
Interest expense	(17,408)	(20,240)
Loss on extinguishment of debt	—	(2,368)
Other gains (losses), net	(12)	56
Net loss before provision for income taxes	(58,484)	(96,541)
Provision for income taxes	600	—
Net loss	$(59,084)	$(96,541)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities, net of tax	(13)	(70)
Other comprehensive gain (loss)	(13)	(70)
Comprehensive loss	$(59,097)	$(96,611)
Net loss per share:
Basic and diluted net loss per common share	$(1.22)	$(2.19)
Weighted average common shares outstanding
Basic and diluted	48,415,500	44,174,765

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances at December 31, 2019	39,827,749	$40	$671,497	$74	$(711,258)	$(39,647)
Issuance of common stock, net of expenses	5,176,000	5	21,886	—	—	21,891
Exercise of stock options	39,479	—	170	—	—	170
Vesting of restricted stock unit awards	1,281,968	1	(1)	—	—	—
Issuance of stock under the employee stock purchase plan	191,371	—	562	—	—	562
Employee stock purchase plan expense	—	—	143	—	—	143
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(70)	—	(70)
Stock-based compensation expense	—	—	10,105	—	—	10,105
Issuance of warrants for common stock	—	—	1,127	—	—	1,127
Net loss	—	—	—	—	(96,541)	(96,541)
Balances at December 31, 2020	46,516,567	$46	$705,489	$4	$(807,799)	$(102,260)
Issuance of common stock, net of expenses	3,175,657	4	18,574	—	—	18,578
Exercise of stock options	1,809	—	6	—	—	6
Vesting of restricted stock unit awards	1,864,431	2	(2)	—	—	—
Issuance of stock under the employee stock purchase plan	146,946	—	650	—	—	650
Employee stock purchase plan expense	—	—	128	—	—	128
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(13)	—	(13)
Stock-based compensation expense	—	—	14,208	—	—	14,208
Issuance of warrants for common stock	6,399	—	—	—	—	—
Net loss	—	—	—	—	(59,084)	(59,084)
Balances at December 31, 2021	51,711,809	$52	$739,053	$(9)	$(866,883)	$(127,787)

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(59,084)	$(96,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	391	578
Stock-based compensation expense	14,336	10,248
Non-cash interest expense	4,273	1,518
Loss on extinguishment of debt	—	1,059
Changes in operating assets and liabilities
Accounts receivable, other receivables, prepaid, and other current assets	(21,785)	(7,459)
Inventories	(15,504)	(11,760)
Operating lease right-of-use asset	253	504
Accounts payable and accrued expenses	6,751	1,618
Long-term operating lease liability	(236)	(551)
Accrued long-term compensation	21,846	—
Other liabilities and other assets	486	(2,638)
Net cash used in operating activities	(48,273)	(103,424)
Investing activities
Purchase of fixed assets	(373)	(376)
Purchase of marketable securities	(15,117)	(29,625)
Proceeds from maturities of marketable securities	20,000	122,500
Net cash provided by investing activities	4,510	92,499
Financing activities
Proceeds from issuance of long-term royalty-backed loan agreement, net of costs	—	58,717
Payment of long-term royalty-backed loan agreement debt issuance costs	(397)	—
Proceeds from employee stock purchase plan	650	562
Proceeds from exercise of stock options	6	170
Principal payments on long-term debt	(319)	(70,000)
Proceeds from issuance of common stock, net	18,392	21,891
Net cash provided by financing activities	18,332	11,340
Net increase in cash, cash equivalents and restricted cash	(25,431)	415
Cash, cash equivalents and restricted cash at the beginning of period	106,048	105,633
Cash, cash equivalents and restricted cash at end of period	$80,617	$106,048
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$13,144	$22,703
Debt issuance costs in accrued expenses	$—	$397
Purchases of equipment included in accrued expenses	$—	$152
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Paid in-kind interest included in accrued expenses	$2,934	$152
Fair value of warrants issued	$—	$1,127

The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	Organization

Paratek Pharmaceuticals, Inc., or the Company or Paratek, is a Delaware corporation with its corporate office in Boston, Massachusetts and an office in King of Prussia, Pennsylvania.

The Company is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel life-saving therapies for life-threatening diseases or other public health threats for civilian, government and military use.  The Company’s United States, or U.S., Food and Drug Administration, or FDA, approved commercial product, NUZYRA® (omadacycline), is a once-daily oral and intravenous antibiotic for the treatment of adult patients with community-acquired bacterial pneumonia, or CABP, and acute skin and skin structure infections, or ABSSSI, caused by susceptible pathogens. The Company has a collaboration agreement with Zai Lab, or Zai, for the development and commercialization of omadacycline in the greater China region and retains all remaining global rights, which received China National Medical Products Administration, or NMPA, approval in December 2021.

SEYSARA® (sarecycline) is an FDA-approved product with respect to which the Company has exclusively licensed in the U.S. and the People’s Republic of China, or the PRC, Hong Kong and Macau, or the greater China region, certain rights to Almirall, LLC, or Almirall. SEYSARA is currently being marketed by Almirall in the U.S. as a once-daily oral therapy for the treatment of moderate to severe acne vulgaris. With respect to the Company’s technology as it relates to sarecycline, the Company retains development and commercialization rights in all countries other than the U.S. and the greater China region, and in February 2020, the Company exclusively licensed from Almirall certain technology owned or in-licensed by Almirall or its affiliates that is necessary or useful to develop or commercialize sarecycline outside of the U.S. Almirall plans to develop sarecycline for acne in China , with a submission to the NMPA, according to Almirall, expected in 2023.

The Company has incurred significant losses since inception in 1996. The Company has generated an accumulated deficit of $866.9 million through December 31, 2021 and may require substantial additional funding in connection with the Company’s continuing operations to support clinical development and commercialization activities associated with NUZYRA.  Based upon the Company’s current operating plan, it anticipates that cash, cash equivalents, and available for sale marketable securities of $95.5 million as of December 31, 2021 will enable the Company to fund operating expenses and capital expenditure requirements through at least the next twelve months from the issuance of the financial statements included in this Annual Report on Form 10-K. The Company expects to finance future cash needs primarily through a combination of product sales, royalties, public or private equity offerings, debt or other structured financings, strategic collaborations, grant funding and government funding.  The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third-party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations.

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

Principles of Consolidation

The accompanying audited consolidated financial statements include the results of operations of Paratek Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Paratek Pharma, LLC, Paratek Securities Corporation, Transcept Pharma, Inc., Paratek Ireland Limited, Paratek Royalty Corporation, Paratek Royalty Corporation II, PRTK SPV1 LLC and PRTK SPV2 LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior Period Reclassifications

The accompanying audited consolidated balance sheet includes a prior year reclassification to conform with current year presentation. Specifically, the long-term inventory balance, which was included in other long-term assets as of 12/31/2020, is now presented separately.

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

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company classified all of its marketable securities at December 31, 2021 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities. Available-for-sale securities are maintained by an investment manager and consist of U.S. treasury securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized or accreted to interest expense or income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income or expense. There were no material realized gains or losses on marketable securities recognized for the years ended December 31, 2021 and 2020.

The Company reviews marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations and comprehensive loss if the Company has experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that the Company will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and changes in value subsequent to the end of the period. There were no other-than-temporary impairments of investments recognized for the years ended December 31, 2021 and 2020.

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

Accounts Receivable, Net

Accounts receivable as of December 31, 2021 is primarily comprised of trade accounts receivable of $19.2 million due from customers for gross sales of NUZYRA, net of prompt payment discounts, chargebacks, rebates and certain fees. The balance of accounts receivable as of December 31, 2021 incudes $6.0 million milestone payment earned from Zai upon NMPA approval, $1.2 million of government contract service revenue earned under the BARDA contract, $1.7 million of government contract grant revenue earned under the BARDA contract, and $0.5 million in estimated revenue from royalties earned on U.S. sales of SEYSARA under the Almirall Collaboration Agreement and U.S. sales of XERAVA under the Tetraphase License Agreement. Refer to Note 5, Government Contract Revenue and Note 6, License and Collaboration Agreements for further details.

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

Valuation of Goodwill

Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying amount.  The Company performs a one-step quantitative test and records the amount of goodwill impairment, if any, as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.  The Company did not record an impairment charge relating to goodwill for the years ended December 31, 2021 and 2020.

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

Although separation of lease and non-lease components is otherwise required, certain expedients are available. Entities may elect to not separate lease and non-lease components by class of underlying asset and account for each lease component and the related non-lease component together as a single component. For new and amended real estate leases beginning in 2019 and thereafter, the Company has elected to account for each lease component and related non-lease component as a single lease component and allocate all of the contract consideration to the lease component only. In contrast, the Company does not apply the practical expedient for embedded leases in manufacturing and supply agreements with certain of its contract manufacturing organizations and has instead allocated contract consideration between the lease and non-lease components based on their relative standalone price.

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

Product Returns – Generally, the Company’s customers have the right to return any unopened/unused product supply during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. As the Company distributes its product and establishes historical sales over a longer period of time, the Company industry data for comparable products in the market as well as its own historical purchasing, demand and return patterns of its customers when evaluating reserves for product returns.  As the Company distributes its product and establishes historical sales over a longer period of time, it will place less reliance on industry data.

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

Government Rebates –The Company is subject to discount obligations under state Medicaid programs and Medicare.  The Company estimates our Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payer mix.  These reserves are recorded in the same period the related product revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses on the consolidated balance sheet.  Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom it will owe an additional liability under the Medicare Part D program.  The Company’s liability for government rebates consists of an estimate of claims for the current quarter and estimated future claims that will be made for product sales that have been recognized as revenue but remain in distribution channel inventory at period end.

Commercial Payer and Other Rebates – The Company contracts with certain private payer organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of NUZYRA and contracted formulary status. The Company estimates these rebates and records reserves for such estimates in the same period the related revenue is recognized. These rebates result from performance-based goals, formulary position and price increase limit allowances (price protection). The calculation of the reserve for these rebates is based on an estimate of the coverage patterns and the resulting applicable rebate rate(s) to be earned over a contractual period.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. The Company has not recorded interest and penalties related to any unrecognized tax benefits in the years ended December 31, 2021 and 2020.

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

The measurement date for non-employee awards is the date of grant. Stock-based compensation costs for non-employees are recognized as expense over the service period on a straight-line basis.

The Company estimates the fair value of its stock-based awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of assumptions, including (1) the expected volatility of stock, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. The Company has estimated the expected volatility by computing its historical volatility data, using the daily closing price during the equivalent period as the calculated expected life, of its stock-based awards. The Company has estimated the expected life of its employee stock options as the average of the midpoints between vesting exercise date for each vesting-tranche and the contractual term of the options as the last available exercise date of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.

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

To date, the Company’s only source of product revenue has been from NUZYRA product sales beginning in February 2019 when NUZYRA launched in the United States.  The following table summarizes balances and activity in each of the product revenue allowance and reserve categories (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Patient assistance	Total
Balance at December 31, 2019	$299	$695	$369	$129	$1,492
Provision related to current period sales	3,160	6,091	337	371	9,959
Adjustment related to prior period sales	(8)	19	—	—	11
Credit or payments made during the period	(2,824)	(4,603)	(320)	(286)	(8,033)
Balance at December 31, 2020	$627	$2,202	$386	$214	$3,429
Provision related to current period sales	4,853	15,010	1,440	606	21,909
Adjustment related to prior period sales	(148)	(272)	(1,100)	24	(1,496)
Credit or payments made during the period	(4,326)	(11,742)	(257)	(505)	(16,830)
Balance at December 31, 2021	$1,006	$5,198	$469	$339	$7,012

4.	Net Loss Per Share

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

Common equivalent shares result from stock options and restricted stock units, warrants to purchase shares of common stock, common stock issuable upon conversion of convertible debt and shares issuable under the employee stock purchase plan (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. The two-class method is used for outstanding warrants as it is considered to be a participating security, and it is more dilutive than the treasury stock method.

The Company was in a net loss position as of December 31, 2021 and December 31, 2020. The following outstanding shares subject to stock options and restricted stock units, warrants to purchase shares of common stock, common stock issuable upon conversion of convertible debt and shares issuable under the employee stock purchase plan were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the years ended December 31, 2021 and 2020 as indicated below:

	Year Ended December 31,
	2021	2020
Excluded potentially dilutive securities (1):
Common stock issuable under outstanding convertible notes	10,377,361	10,377,361
Shares subject to outstanding options to purchase common stock	2,051,484	1,986,442
Unvested restricted stock units	4,920,063	3,393,425
Shares subject to warrants to purchase common stock	432,240	479,002
Shares issuable under employee stock purchase plan	459,870	606,816
Totals	18,241,018	16,843,046

(1)

The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the year end. Such amounts have not been adjusted for the treasury-stock method or weighted-average outstanding calculations as required if the securities were dilutive.

5.	Government Contract Revenue

Biomedical Advanced Research and Development Authority

In December 2019, the Company entered into the original BARDA contract, which is a five-year contract with an option to extend to ten years. The BARDA contract could result in payments to the Company of up to approximately $303.6 million and consists of a five-year base period-of-performance and a total contract period-of-performance (base period plus option exercises) of up to ten years. The BARDA contract supports the development of NUZYRA for the treatment of pulmonary anthrax, FDA post-marketing requirements, or PMRs, associated with the initial NUZYRA approval, and an option for BARDA to procure up to 10,000 treatment courses of NUZYRA for use against potential biothreats. In September 2021, the Company and BARDA modified the original BARDA contract, herein referred to as the amended BARDA contract, to provide additional funding to expand the development of NUZYRA under an FDA Animal Efficacy Rule development program to support a supplemental New Drug Application, or sNDA, to the FDA to include post-exposure prophylaxis, or PEP, in addition to the treatment of pulmonary anthrax, herein referred to as the amended option.

Under the terms of the original BARDA contract, approximately $59.4 million was awarded to the Company by BARDA in December 2019 for the development of NUZYRA for the treatment of pulmonary anthrax and the purchase of an initial 2,500 treatment courses of NUZYRA.  As part of this initial $59.4 million award, the $37.9 million procurement of NUZYRA was delivered to and accepted by BARDA in June 2021, and the amount earned from this procurement was recognized in net U.S. sales of NUZYRA during the second quarter of 2021. The Company has been periodically drawing down the remaining $21.5 million of the initial award based on costs incurred during the development program.

Two additional contractual services under the original BARDA contract were initiated by BARDA in March 2020 that awarded the Company approximately $76.8 million for reimbursement of existing FDA PMRs and approximately $20.4 million for reimbursement of manufacturing-related requirements, which the Company has been drawing down based on costs incurred. This additional staged funding is expected to support all FDA PMRs associated with the approval of NUZYRA, including CABP and pediatric studies, as well as a five-year post-marketing bacterial surveillance study, and support the U.S. onshoring and security requirements of our manufacturing activities for NUZYRA.

BARDA initiated the amended option in September 2021 that awarded the Company additional funding to expand the development of NUZYRA under an FDA Animal Efficacy Rule development program to support an sNDA that will include post-exposure prophylaxis, or PEP, in addition to the treatment of pulmonary anthrax for approximately $31.6 million.

The remaining government options under the amended BARDA contract include a maximum of approximately $115.4 million to provide for three additional purchases of NUZYRA anthrax treatment courses, each of which may be exercised at BARDA’s discretion upon achievement of development milestones related to the anthrax treatment development program.  The timing and trigger of future procurements will be linked to specific development milestones. The amended BARDA contract formalized the triggers for BARDA’s option to purchase of the second NUZYRA procurement upon BARDA's receipt of positive top-line data from our pilot efficacy treatment study of inhalation anthrax in rabbits, which we anticipate will be available as early as the end of 2022.

The Company and BARDA also agreed under the amended contract on specific development milestones to trigger BARDA’s options for the third and fourth procurements of NUZYRA anthrax treatment courses. The third procurement will be triggered by BARDA's receipt of positive top-line data in PEP and treatment of inhalation anthrax from a combination of pilot and pivotal efficacy studies in animal models, which the Company anticipates will be available in 2024. The fourth procurement will be triggered by the Company’s receipt of sNDA approval from the FDA for treatment of inhalation anthrax, which is anticipated to follow the third procurement by approximately 18-24 months.

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

As the BARDA contract is partially within the scope of ASC 606 and partially within the scope of other guidance, the Company applied the guidance of ASC 606 to initially measure the parts of the contract to which ASC 606 is applicable. The total transaction price of the parts of the BARDA contract that existed at the outset of the contract that fall under ASC 606 was determined to be $63.6 million, inclusive of $4.2 million in variable consideration and was allocated to each of the three performance obligations based on the performance obligation’s estimated relative stand-alone selling prices. As of December 31, 2021, the Company reevaluated the variable consideration of $4.2 million that is included in the transaction price and determined that the variable consideration should not be constrained as it is not probable that a significant reversal in the amount of the cumulative revenue recognized will occur in a future period. The transaction price was allocated as follows: $21.5 million to research and development services performed for the treatment of pulmonary anthrax in (i), which will be classified as government contract service revenue when recognized, $37.9 million to the procurement of 2,500 treatment courses of NUZYRA in (ii), which was classified as product revenue when recognized, and a total of $4.2 million to the options to procure up to three 2,500 treatment courses of NUZYRA in (v), which will be included within product revenue when recognized upon exercise and transfer of control of related treatment courses.  The Company estimated the stand-alone selling price of the research and development services performed for the treatment of pulmonary anthrax based on the Company’s projected cost of providing the services plus an applicable profit margin commensurate with observable market data for similar services.  The Company estimated the stand-alone selling price of the procurement of 2,500 treatment courses of NUZYRA based on historical pricing of the Company’s commercial products to similar customers.  The Company estimated the stand-alone selling price of the future procurement options based on the discount that the customer would obtain when exercising the option, adjusted for any discount that the customer could receive without entering into the contract, and the likelihood that the option will be exercised.

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

The product procurement performance obligations ((ii) and, if any optional additional procurements are exercised from (v) above), generate revenue at a point in time, upon transfer of control of the product. As such, the related revenue for these performance obligations is recognized at a point in time as product revenue within the Company’s consolidated statement of operations.  As of December 31, 2021, the product procurement performance obligation (ii) was completed and $37.9 million of product revenue was earned and recognized due to the delivery and acceptance of the first procurement under the BARDA contract.

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

The Company recognized $6.6 million and $3.3 million of government contract service revenue under the BARDA contract during the twelve months ended December 31, 2021 and December 31, 2020, respectively.

As of December 31, 2021, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $39.8 million. The Company expects to recognize this amount as revenue over the next three to six years.

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

The Company recognized $9.2 million and $3.4 million of government contract grant revenue under the BARDA contract during the twelve months ended December 31, 2021 and December 31, 2020, respectively.

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

As of December 31, 2021 and 2020, $0.8 million and $0.6 million, respectively, of unbilled accounts receivable were recorded and are a component of accounts receivable, net on the Company’s consolidated balance sheet.

As of December 31, 2021 and 2020, $0.8 million and $0.2 million, respectively, of deferred revenue were recorded and are a component of other current liabilities on the Company’s consolidated balance sheet.

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

The Company recognized an insignificant amount of royalty revenue for each of the years ended December 31, 2021 and December 31, 2020 under the Tetraphase License Agreement.

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

Under the terms of the Zai Collaboration Agreement, Paratek earned an upfront cash payment of $7.5 million in April 2017, $5.0 million upon approval by the FDA of a NDA submission in the CABP indication in October 2018 and $3.0 million upon submission of the first regulatory approval application for a licensed product in the People’s Republic of China in December 2019, and a $6.0 million milestone payment upon regulatory approval for a licensed product in the People’s Republic of China on December 16, 2021. Paratek is eligible to receive up to $40.5 million in potential future commercial milestone payments. The terms of the Zai Collaboration Agreement also provide for Zai to pay Paratek tiered royalties at a low double digit to mid-teen percent on net sales of the licensed product in the Zai territory.

The Zai Collaboration Agreement will continue, on a region-by-region basis, until the expiration of and payment by Zai of all Zai’s payment obligations, which is until the later of: (i) the abandonment, expiry or final determination of invalidity of the last valid claim within the Paratek patents that covers the licensed product in the region in the Zai territory in the manner that Zai or its affiliates or sublicensees exploit the licensed product or intend for the licensed product to be exploited; or (ii) 2032, the eleventh anniversary of the first commercial sale of such licensed product in such region.

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

Based on these assessments, the Company determined that two performance obligations existed at the outset of the Zai Collaboration Agreement: (i) the exclusive license combined with the initial technology transfer and (ii) the transfer of certain materials. The Company has recognized $21.5 million in milestone revenue under the Zai Collaboration Agreement as of December 31, 2021. As the performance obligation to deliver the license was satisfied in 2007 and research and development services completed by December 2010, all milestone payments are recognized as revenue when the risk of significant reversal is resolved, generally when the milestone event occurs.  Therefore, the $6.0 million milestone payment upon regulatory approval of NUZYRA in the People’s Republic of China was recognized in December 2021.

There was no deferred revenue as of December 31, 2021 and December 31, 2020 under the Zai Collaboration Agreement.

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

Royalty payments are recognized when the sales occur. The Company recognized $2.0 million and $1.3 million of royalty revenue recognized for sales of SEYSARA in the U.S. by Almirall for the years ended December 31, 2021 and December 31, 2020, respectively, under the Almirall Collaboration Agreement. During the fourth quarter of 2021 and 2020, royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third-party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenues will be adjusted for in the period in which they become known, which is expected to be the following quarter.

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

The Company incurred $1.6 million and $0.6 million of royalty expense for the years ended December 31, 2021 and December 31, 2020 under the Tufts License Agreement.

Past Collaborations

Novartis Pharma AG

In September 2009, the Company and Novartis International Pharmaceutical Ltd., or Novartis, which merged into Novartis Pharma AG, a wholly owned subsidiary of Novartis AG, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. The Company and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, European Medicines Agency, or EMA, or any regulatory agency, but only to the extent the Company had not previously granted such commercialization rights related to omadacycline to another third-party as of any such approval. The Company also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by the Company in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. The first royalty payment became payable as of March 31, 2019. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $2.8 million and $3.1 million as of December 31, 2021 and December 31, 2020, respectively, included within “Other Liabilities” on the Company’s consolidated balance sheet. In addition, short-term liabilities included within “Other Current Liabilities” on our consolidated balance sheet as of December 31, 2021 and December 31, 2020 represent the portion of royalty payments due to Novartis within twelve months of each balance sheet date. There are no other payment obligations to Novartis under the Novartis Agreement or the amended Novartis Letter Agreement.

7.	Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated statement of cash flows that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$80,367	$105,157
Short-term restricted cash	125	891
Long-term restricted cash	125	-
Total cash, cash equivalents and restricted cash shown on the consolidated statement of cash flows	$80,617	$106,048

Short-term restricted cash

On May 1, 2019, the Company deposited $4.0 million into an interest reserve account in conjunction with the funding of a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, executed with Healthcare Royalty Partners III, L.P. Payments of interest under the Royalty-Backed Loan Agreement are made quarterly using royalty payments received since the immediately preceding payment date under the Almirall Collaboration Agreement. On each interest payment date, if the royalty payments received do not equal the total interest due for the respective quarter, the Company covered the balance of the interest payment due from the interest reserve account.  Refer to Note 16, Long-Term Debt, for further details. There was no restricted cash related to the Royalty-Backed Loan Agreement as of December 31, 2021. As of December 31, 2020, restricted cash of $0.6 million represents the estimated amount that is expected to be paid to Healthcare Royalty Partners III, L.P. out of the interest reserve account within the next twelve months.

The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. Refer to Note 18, Commitments and Contingencies, for further details. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of both December 31, 2021 and 2020, naming the landlord as beneficiary. In accordance with the amendment, the cash-collateralized irrevocable standby letter of credit was reduced to an insignificant amount during the twelve months ended December 31, 2021 and reclassified as long-term restricted cash as of December 31, 2021.  The portion of the letter of credit expected to be received in the next twelve months is classified as short-term restricted cash as of December 31, 2021. Refer to Note 18, Commitments and Contingencies, for further details.

Long-term restricted cash

As of December 31, 2021, long-term restricted cash included the insignificant cash-collateralized irrevocable standby letter of credit described above.

8.	Marketable Securities

The following is a summary of available-for-sale securities as of December 31, 2021 and 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2021
U.S. treasury securities	$15,116	$—	$(9)	$15,107
Total	$15,116	$—	$(9)	$15,107
December 31, 2020
U.S. treasury securities	$20,001	$4	$—	$20,005
Total	$20,001	$4	$—	$20,005

No available-for-sale securities held as of December 31, 2021 and 2020 had remaining maturities greater than twelve months.

9.	Fixed Assets, Net

Fixed assets consist of the following (in thousands):

	Estimated	December 31,
	In Years	2021	2020
Office equipment	5	$549	$866
Machinery and equipment	5	788	567
Computer equipment	3	371	412
Computer software	3	348	798
Leasehold improvements		813	920
Construction in progress		188	188
Gross fixed assets		3,057	3,751
Less: Accumulated depreciation and amortization		(2,263)	(2,787)
Net fixed assets		$794	$964

In addition, leasehold improvements are amortized over the shorter of the lease term or the estimated useful economic lives of the related assets.

Depreciation expense for the years ended December 31, 2021 and 2020 was $0.4 million and $0.5 million, respectively, which is included in selling, general and administrative and research and development expense on the accompanying consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2021, $0.9 million of fully depreciated fixed assets were disposed of. No such disposals occurred during the year ended December 31, 2020.

10.	Inventories, Net

The following table presents inventories (in thousands):

	December 31,
	2021	2020
Raw materials	$1,082	$720
Work in process	24,675	12,925
Finished goods	13,030	9,638
Total inventories	$38,787	$23,283

When recorded, inventory reserves reduce the carrying value of inventories to their net realizable value. The Company reviews inventories on hand at least quarterly and records provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. No inventory reserves existed as of December 31, 2021 and 2020.

Long-term inventory consists of raw materials, work in process, and finished goods.

	December 31,
	2021	2020
Balance sheet classification:
Inventories, net	$11,020	$14,555
Long term inventories, net	27,767	8,728
Total inventories	$38,787	$23,283

11.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Accrued compensation	$8,935	$7,783
Accrued sales allowances	7,012	3,429
Accrued interest	2,365	1,768
Accrued commercial	1,654	2,254
Accrued contract research	1,019	591
Accrued professional fees	781	1,209
Accrued manufacturing	670	972
Accrued legal costs	342	580
Accrued inventory	307	2,023
Accrued other	361	217
Total	$23,446	$20,826

12.	Capital Stock

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

The Company sold 3,175,657 shares of our common stock pursuant to the Sales Agreement for $18.6 million in proceeds, after deducting an insignificant amount of commissions. As of February 28, 2022, $29.5 million remains available for sale under the Sales Agreement.

On May 11, 2020, the Company filed a registration statement on Form S-3 with the SEC, as amended on June 19, 2020 and declared effective on July 9, 2020, to sell certain of its securities in an aggregate amount of up to $250.0 million. As of December 31, 2021, $230.8 million remains available on this shelf registration statement, with $30.8 million reserved for potential sales under the Sales Agreement.

Warrants to Purchase Common Stock

Warrants to purchase preferred stock with intrinsic value issued to HBM Healthcare Investments (Cayman) Ltd., Omega Fund III, L.P., and K/S Danish BioVenture, all beneficial owners of more than 5% of the Company’s common stock, were exchanged for 9,614 warrants to purchase common stock in connection with the Merger. 9,614 warrants to purchase common stock have an exercise price of $0.15 per share and were exercised in 2021.

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

In connection with the second amendment to the Original Hercules Loan Agreement on December 12, 2016, the Company issued to each of Hercules Technology II, L.P. and Hercules Technology III, L.P. a warrant to purchase 18,574 shares of its common stock (37,148 shares of common stock in total) at an exercise price of $13.46 per share, or the Second Amendment Warrants. The Second Amendment Warrants expired in 2021.

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

In connection with the First Amendment, on August 5, 2020, the Company issued to Hercules Capital, Inc. a warrant to purchase up to 407,239 shares of its common stock at an exercise price of $4.42 per share, or the First Amendment Warrant.

The Additional Warrant, Fifth Amendment Warrant, and the First Amendment Warrant, collectively referred to as the Warrants, may be exercised on a cashless basis. The Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years (or seven years, in the case of the Fifth Amendment Warrant and the First Amendment Warrant) from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the various agreements for the Warrants.

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

There are no shares of preferred stock issued or outstanding as of December 31, 2021 and 2020.

14.	Fair Value Measurements

Financial instruments, including cash, cash equivalents, restricted cash, money market funds, U.S. treasury securities, accounts receivable, accounts payable, and accrued expenses are carried on the consolidated financial statements at amounts that approximate fair value. The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date.  The fair value of the Company’s debt (including the Notes as defined in Note 16, Long-Term Debt), is $238.3 million as of December 31, 2021 and $223.5 million as of December 31, 2020. The fair value of the Company’s debt was determined using Level 2 inputs.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2021
Assets:
U.S. treasury securities	$15,107	$—	$—	$15,107
Total Assets	$15,107	$—	$—	$15,107

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2020
Assets:
U.S. treasury securities	$20,005	$—	$—	$20,005
Total Assets	$20,005	$—	$—	$20,005

15.	Stock-Based and Incentive Compensation

Certain employees, officers, directors, and consultants are granted options and other equity instruments to purchase common shares under plans adopted in previous years. All awards are now made under the 2015 Plan, the 2015 Inducement Plan and the 2017 Inducement Plan. All shares cancelled or forfeited during the years ended December 31, 2021 and 2020 under older plans became available for grant under the 2015 Plan.

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

The Company has not made any additional grants under the 2015 Inducement Plan since December 31, 2015.  Although the Company does not currently anticipate the issuance of additional stock options under the 2015 Inducement Plan, 341,500 shares remain available for grant under that plan, as well as any shares underlying outstanding stock options that may become available for grant pursuant to the plan’s terms. It is therefore possible that the Company may, based on the business and recruiting needs of the Company, issue additional stock options under the 2015 Inducement Plan.

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

The number of shares available for issuance under the 2015 Plan was initially 1,200,000 shares, plus the number of shares that again become available for grant as a result of forfeited or terminated awards or shares withheld in satisfaction of the exercise price of withholding obligations associated with awards under the Prior Plans, not to exceed 2,000,000 shares. 2,585,590, 2,325,828 , and 1,991,387 shares of common stock were automatically added to the shares authorized for issuance under the 2015 Plan on January 1, 2022, January 1, 2021, and January 1, 2020, respectively, pursuant to a “Share Reserve” provision contained in the 2015 Plan.  The Share Reserve will automatically increase on January 1st of each year, for the period commencing on (and including) January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur.

           During the year ended December 31, 2021, the Company’s Board of Directors granted 82,617 stock options and 3,674,675 RSUs to directors, executives, and employees of the Company under the 2015 Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards granted to executives in March 2021 are subject to time-based vesting, with 1/3 of the shares vesting on December 10, 2021, and an additional 1/3 of the shares vesting on the succeeding two anniversaries of such date. The RSU awards granted to non-executive employees of the Company during March 2021 are subject to time-based vesting, with 1/3 of the shares vesting on February 18, 2022, and an additional 1/3 of the shares vesting on the succeeding two anniversaries of such date.

The March 2021 grants also included PRSUs awarded to certain executives and employees of the Company, which will vest as follows: (a) 25/55 on certain net product revenue achievements, (b) 10/55 on certain business achievements, (c) 10/55 on certain manufacturing achievements and (d) 10/55 on achievement of certain clinical milestones related to NUZYRA. Since the Company believes it is probable that milestones (a) and (b) will be achieved, the Company recognized a cumulative catch-up of $1.2 million and $0.3 million of stock-based compensation expense, respectively, during the twelve months ended December 31, 2021 using the accelerated attribution method. Milestone (c) was achieved and vested in May 2021, which resulted in a cumulative catch-up of $1.2 million of stock-based compensation expense during the twelve months ended December 31, 2021

  366,106 RSUs and 42,401 stock options granted under the 2015 Plan were cancelled, forfeited or expired during the year ended December 31, 2021.

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

During the year ended December 31, 2021, the Company’s Board of Directors granted 201,200 stock options and 93,600 RSU awards to employees of the Company under the 2017 Inducement Plan. The stock option awards are generally subject to time-based vesting over a period of one to four years. The RSU awards are generally subject to time-based vesting, with 100% of the shares of common stock subject to the RSU award vesting three years from the grant date. 11,100 RSUs and 139,565 stock options granted under the 2017 Inducement Plan were forfeited during the year ended December 31, 2021.

Total shares available for future issuance under the 2015 Plan, 2015 Inducement Plan and 2017 Inducement Plan are 316,435, 341,500 and 284,598 shares, respectively, as of December 31, 2021.

A summary of stock option activity and related information through December 31, 2021 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted– Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding
Balances at December 31, 2020	1,986,442	$11.93	5.63	$1,748
Granted	283,817	6.58
Exercised	(1,809)	3.69
Cancelled or forfeited	(212,461)	14.56
Expired	(4,505)	13.20
Balances at December 31, 2021	2,051,484	$10.92	5.12	$303
Exercisable
December 31, 2021	1,741,574	$11.85	4.46	$240

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that were in the money at December 31, 2021 and 2020.

During the years ended December 31, 2021 and 2020, the Company granted stock options to purchase an aggregate of 283,817 shares and 147,950 shares of its common stock, under the equity plans described above, respectively, with weighted-average grant date fair values of options granted of $3.73 and $2.46 and respectively.

The total intrinsic value of stock options exercised was insignificant for the year ended December 31, 2021 and December 31, 2020.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested balance at December 31, 2020	3,393,425	$4.41
Granted	3,768,275	6.86
Released	(1,864,431)	5.42
Forfeited	(377,206)	5.45
Unvested balance at December 31, 2021	4,920,063	$5.82

During the year ended December 31, 2021 the Company granted 3,768,275 restricted stock units with a weighted-average grant date fair value per share of $6.86.  During the year ended December 31, 2020 the Company granted 2,587,550 restricted stock units with a weighted-average grant date fair value per share of $3.56. The aggregate fair value of restricted shares that vested during the years ended December 31, 2021 and 2020 was $10.1 million and $10.2 million, respectively.

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

The relevant data used to determine the value of the stock option grants is as follows:

	Year Ended December 31,
	2021	2020
Volatility	63.1%	63.1%
Weighted average risk-free interest rate	0.8%	0.9%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	5.9	5.7

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020
Research and development expense	$2,436	$2,130
Selling, general and administrative expense	11,900	8,118
Total stock-based compensation expense	$14,336	$10,248

Total unrecognized stock-based compensation expense for all stock-based awards was $17.8 million at December 31, 2021. This amount will be recognized over a weighted-average period of 1.8 years.

2009 Employee Stock Purchase Plan

In June 2009, at the annual meeting of stockholders, the stockholders of the Company approved the 2009 Employee Stock Purchase Plan, or the 2009 ESPP. The Company’s 2009 ESPP is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions and during specified offering periods under the plan. The price of common stock purchased under the 2009 ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. As of December 31, 2021 and 2020, 36,539 shares were available for issuance under the 2009 ESPP. Since the Merger, the Company has not made the 2009 ESPP available to employees.

2018 Employee Stock Purchase Plan

The Company’s Board of Directors adopted, and in June 2018 Company’s stockholders approved, the Paratek Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan, or the 2018 ESPP. The 2018 ESPP was amended in October 2018 to change the commencement dates of the offering periods. The maximum aggregate number of shares of the Company’s common stock that may be purchased under the 2018 ESPP is 943,294 shares, or the ESPP Share Pool, subject to adjustment as provided for in the 2018 ESPP.  The ESPP Share Pool represented 3% of the total number of shares of our common stock outstanding as of March 31, 2018. The 2018 ESPP allows eligible employees to purchase shares during certain offering periods, which will be six -month periods commencing June 1 and ending November 30 and commencing December 1 and ending May 31 of each year.  The first offering under the 2018 ESPP was December 1, 2018. As of December 31, 2021, 423,331 shares remained available for issuance under the 2018 ESPP. During the twelve months ended December 31, 2021, the Company recognized an insignificant amount of stock-based compensation expense related to the 2018 ESPP.

Reserved Shares

At December 31, 2021, the Company has reserved shares of common stock for future issuance as follows:

Number of Shares
Equity plans:
Shares subject to outstanding options and unvested restricted stock units	6,971,547
Shares available for future grants	-
Shares subject to warrants to purchase common stock	432,240
Shares issuable under employee stock purchase plan	459,870
Common stock issuable under outstanding convertible notes	10,377,361
Total	18,241,018

Revenue Performance Incentive Plan

On October 4, 2018, the Company adopted the Revenue Performance Incentive Plan, or the Plan, to grant performance-based  incentive awards to key employees and consultants of the Company.  The Plan provides for an incentive pool of up to $50.0 million, plus accrued interest during the period between the awards’ vesting date and payment dates.  Each participant will be allocated a percentage of the incentive pool.

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

The Company recognizes the compensation cost over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance. The performance condition under the first tranche of the Plan was deemed probable during 2021and, $21.8 million of compensation expense was recognized during the year ended December 31, 2021. This compensation cost is included in accrued long-term compensation in the Company’s consolidated balance sheet. No such compensation expense was recognized during the year ended December 31, 2020.

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

Under the R-Bridge Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 7.0%, increasing to an annual rate of 10% during the continuance of any event of default.  Payments of the obligations outstanding under the R-Bridge Loan Agreement are made quarterly out of the Royalty Interest payments and Revenue Interest payments received by the Subsidiary during such quarter, or the Collection Amount.  On each payment date, after payment of certain expenses, the Collection Amount shall be applied first to accrued interest, with any excess up to $15.0 million per annum applied to repay principal until the balance is fully repaid, and any shortfalls being capitalized and added to the principal balance of the loan.  Amounts in excess of the $15.0 million annual cap shall be shared between the Company and the R-Bridge Lender based on a formula set out in the R-Bridge Loan Agreement.  Following repayment in full of the loan, the first $15.0 million per annum in Collection Amount shall be paid to the Company and any amounts in excess shall be shared between the Company and the R-Bridge Lender based on a formula set out in the R-Bridge Loan Agreement.

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

The R-Bridge Loan Agreement contains certain customary affirmative covenants, including those relating to: use of proceeds; maintenance of books and records; financial reporting and notification; compliance with laws; and protection of Company intellectual property. The R-Bridge Loan Agreement also contains certain customary negative covenants, barring the Subsidiary from: certain fundamental transactions; issuing dividends and distributions; incurring additional indebtedness outside of the ordinary course of business; engaging in any business activity other than related to the Zai Collaboration Agreement; and permitting any additional liens on the collateral provided to the R-Bridge Lender under the R-Bridge Loan Agreement. As of December 31, 2021, the Company was in compliance with all covenants under the R-Bridge Loan Agreement.

An ancillary agreement executed by the Company and the Subsidiary in respect of the Revenue Interest, contains negative covenants applicable to the Company, including restrictions on the sale or transfer of our assets related to NUZYRA and giving rise to the Revenue Interest, each subject to the exceptions set forth therein.

The R-Bridge Loan Agreement contains customary defined events of default, upon which any outstanding principal, unpaid interest, and other obligations of the Subsidiary, shall be immediately due and payable by the Subsidiary. These include: failure to pay any principal or interest when due; failure to pay the Capped Amount when due following a non-qualified change of control of the Company,  any uncured breach of a representation, warranty or covenant; any uncured failure to perform or observe covenants; any uncured breach of our representations, warranties or covenants under an ancillary agreement executed by the Company and the Subsidiary in respect of the Royalty Interest; any termination of the Zai Collaboration Agreement; and certain bankruptcy or insolvency events. No events of default had occurred under the R-Bridge Loan Agreement through December 31, 2021.

The Company raised approximately $58.3 million in net proceeds in connection with the R-Bridge Loan Agreement, comprised of the $60.0 million term loan funded at execution, net of $1.1 million in lender fees accounted for as debt discount and $0.6 million in direct and incremental third-party expenses accounted for as debt issuance costs. The net proceeds of the term loan, together with cash on hand, was used to prepay in full all obligations outstanding under our loan arrangement with Hercules Capital, Inc.

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

The following table summarizes the impact of the R-Bridge Loan Agreement on the Company’s consolidated balance sheets at December 31, 2021 and December 31, 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Principal debt including paid-in-kind interest	$61,256	$60,000
Unamortized debt discount and issuance costs	(1,443)	(1,680)
Carrying value	$59,813	$58,320

$4.5 million of interest expense was recognized during the year ended December 31, 2021. No interest expense was recognized during the year ended December 31, 2020 due to the timing of deal effectiveness.

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

After deducting costs incurred of $6.0 million, the Company raised net proceeds from the issuance of long-term convertible debt of $159.0 million in April 2018. All costs were deferred and are being amortized over the life of the Notes at an effective interest rate of 5.47% and recorded as additional interest expense. The following table summarizes how the issuance of the Notes is reflected in the Company’s consolidated balance sheets at December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Gross proceeds	$165,000	$165,000
Unamortized debt discount costs	(2,572)	(3,578)
Carrying value	$162,428	$161,422

Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

The Company recognized coupon interest expense of $7.8 million and amortization expense on the debt issuance costs of $1.0 million on the Notes for each of the years ended December 31, 2021 and December 31, 2020.

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

Under the Royalty-Backed Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 12.0%.  Payments of interest under the Royalty-Backed Loan Agreement will be made quarterly, beginning in August 2019, using the Almirall Collaboration Agreement royalty payments received since the immediately preceding payment date. On each interest payment date, any royalty payments in excess of accrued interest on the loan will be used to repay the principal of the loan until the balance is fully repaid.  In addition, the Subsidiary will make up-front payments to HCRP of (i) a 1.5% fee and (ii) up to $300,000 for HCRP’s expenses. The Royalty-Backed Loan Agreement matures on May 1, 2029, at which time, if not earlier repaid in full, the outstanding principal amount of the loan, together with any accrued and unpaid interest, and all other obligations then outstanding, shall be due and payable in cash. The Company has entered into a Pledge and Security Agreement in favor of HCRP, pursuant to which the Subsidiary’s obligations under the Royalty-Backed Loan Agreement are secured by a pledge of all of the Company’s holdings of the Subsidiary’s capital stock.

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

The following table summarizes the impact of the Royalty-Backed Loan Agreement on the Company’s consolidated balance sheets for the years ended December 31, 2021 and December 31, 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Principal debt including paid-in-kind interest	$33,860	$32,500
Unamortized debt discount costs	(1,673)	(1,768)
Carrying value	$32,187	$30,732

Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

The Company recognized interest expense of $4.1 million and $4.0 million on the Royalty-Backed Loan for the years ended December 31, 2021 and 2020, respectively.

Long-term debt on the Company’s consolidated balance sheets at December 31, 2021 and December 31, 2020 includes the carrying value of the R-Bridge Loan Agreement, the Notes and the Royalty-Backed Loan Agreement.

17.	Income Taxes

Loss before income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2021	2020
United States	$(58,484)	$(96,541)
Foreign	—	—
Total	$(58,484)	$(96,541)

The components of income tax expense consist of the following:

	Year Ended December 31,
(in thousands)	2021	2020
Foreign	$600	$—
Total	$600	$—

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

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory rate	21.00%	21.00%
Change in valuation allowance	(12.47)%	(14.95)%
Non-deductible interest	(3.18)%	(1.91)%
Stock compensation	0.40%	(2.72)%
Permanent differences	(0.05)%	(1.20)%
State taxes, net of federal benefits	5.09%	(0.86)%
162(m) compensation	(11.67)%	—
Foreign withholding taxes	(0.81)%	—
Federal tax credits	0.67%	0.64%
Other	(0.01)%	—
	(1.03)%	0.00%

Significant components of the Company’s net deferred tax assets at December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Non-current deferred tax assets
Net operating losses	$151,541	$147,305
Accrued expenses	5,434	2,480
Capitalized research and development	10,467	12,446
Tax credit carryforwards	14,230	13,968
Stock compensation and other	7,723	5,931
Total non-current deferred tax assets	189,395	182,130
Non-current deferred tax liabilities
Right of use assets	(460)	(486)
Total non-current deferred tax liabilities	(460)	(486)
Net non-current deferred tax asset	188,935	181,644
Less: valuation allowance	(188,935)	(181,644)
Net deferred tax asset	$—	$—

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of $589.2 million and $439.0 million, respectively, which begin to expire in 2024 and 2034, respectively.  The Company's federal and state net operating losses include $309.4 million and $74.6 million, respectively, which can be carried forward indefinitely.

As of December 31, 2021, the Company had federal and state research and development tax credits carryforwards of $12.4 million and $1.9 million, respectively, which begin to expire in 2022. As of December 31, 2021, the Company had federal orphan drug tax credits carryforwards of $0.4 million, which begin to expire in 2041.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are composed principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of $188.9 million and $181.6 million was established as of December 31, 2021 and 2020, respectively. A change in the Company's valuation allowance was recorded in 2021, in the amount of $7.3 million due primarily to the generation of net operating losses.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The earliest tax years that remain subject to examination by jurisdiction is 2017 for both federal and Massachusetts. However, to the extent the Company utilizes net operating losses from years prior to 2017, the statute remains open to the extent of the net operating losses or other credits are utilized. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. There was no interest or penalties pertaining to uncertain tax positions in 2021 or 2020.

18.	Commitments and Contingencies

Leases

Boston, Massachusetts and King of Prussia, Pennsylvania

The Company leases its Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases expiring in 2023 and 2024, respectively.

 The Company executed an amendment to the existing lease agreement on its Boston office space in April 2021. The amended lease agreement released 8,104 rentable square feet of office space and extended the lease term for the remaining 4,153 rentable square feet of office space through August 2023 for an additional commitment of $0.4 million. In accordance with the amendment, the Company will be refunded the insignificant security deposit paid in July 2016.

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

CIPAN

In November 2016, the Company entered into a manufacturing and services agreement, or MSA, with CIPAN, which was later amended and restated in April of 2018, and further amended and restated in February 2019, December 2019, July 2020, December 2020, and January 2022, collectively, the CIPAN Agreements. The CIPAN Agreements provide the terms and conditions under which CIPAN will manufacture and supply to the Company increased quantities of minocycline starting material and crude omadacycline, or the CIPAN Products, for purification into omadacycline and, subsequently, for use in the Company’s products that contain omadacycline tosylate as the active pharmaceutical ingredient.

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

Under the CIPAN Agreements, the Company will purchase product in batches from CIPAN in quantities to be set forth on purchase orders submitted to CIPAN, within a certain time period, prior to the requested date of delivery. The Company will provide CIPAN with a rolling forecast with a best estimate of the quantities that will be ordered each month. The quantities of product forecasted for each forecast are binding obligations to purchase from CIPAN.  Upon execution of the CIPAN Agreements, the Company determined that the CIPAN Agreements contain an embedded lease because the Company has the right to direct the use of the facility and related equipment therein. Further, the Company determined that it did not control the facility or related equipment during construction and, thus, the lease did not fall in the scope of “build-to-suit” accounting. The lease commenced during the fourth quarter of 2020, the point at which the new facility area and the related equipment was available for use by the Company.  As of December 31, 2021, the Company recorded a right-of-use asset and lease liability of $0.3 million on its consolidated balance sheet.

For the year ended December 31, 2021, the Company recorded insignificant operating lease costs related CIPAN embedded lease. The operating lease costs of the embedded lease were included in inventories, net on the Company’s consolidated balance sheet.

The following table contains a summary of the lease costs recognized under Topic 842 and other information pertaining to the Company’s operating leases for year ended December 31, 2021:

Lease cost (in thousands)
Operating lease cost	$803
Variable lease cost	116
Total lease cost	$919
Cash paid for amounts included in the measurement of lease liabilities:	$1,037

Other information
Weighted average remaining lease term (in years)	3.0
Weighted average discount rate	8.75%

Amounts above include an insignificant amount of lease costs associated with our CIPAN embedded lease arrangement for the year ended December 31, 2021, which have been capitalized into inventory as part of the cost of product being manufactured at the site.

Future minimum operating lease obligations under non-cancelable operating leases with initial terms of more than one-year as of December 31, 2021, are as follows:

Maturity of lease liabilities (in thousands)
2022	$730
2023	668
2024	395
2025 and thereafter	-
Total lease payments	$1,793
Less: imputed interest	(179)
Total operating lease liabilities	$1,614

The total operating lease liability is presented on the Company’s consolidated balance sheet based on maturity dates. $0.6 million of the total operating liabilities is classified under “Other Current Liabilities” for the portion due within twelve months, and $1.0 million is classified under “Long-Term Lease Liabilities”.

Commercial Supply Agreements

CIPAN

In November 2016, the Company entered into a manufacturing and services agreement with CIPAN, and subsequently amended and restated such manufacturing and services agreement in April 2018 to include, among other things, an investment by the Company in a new facility area to increase the manufacturing capacity for production of crude omadacycline. The agreement, as subsequently amended, provides the terms and conditions under which CIPAN will manufacture and supply to the Company increased quantities of minocycline starting material and crude omadacycline, or the CIPAN Products, for purification into omadacycline and, subsequently, for use in the Company’s products that contain omadacycline tosylate as the active pharmaceutical ingredient. Under this agreement, the Company is obligated to pay a CIPAN Product price in the four-digit U.S. dollar range per kilogram for minocycline starting material and in the four-digit or five-digit U.S. dollar range per kilogram for crude omadacycline, based on the annual volume of crude omadacycline that the Company orders, subject to adjustments as set forth in the agreement. CIPAN will also perform certain services related to development, technology transfer and manufacturing of the CIPAN Products as provided in one or more statements of work, which shall set forth the fees payable by the Company to CIPAN for such services.

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

Carbogen

On July 14, 2021, Company entered into a supply agreement with CARBOGEN AMCIS AG, or Carbogen. The agreement provides for the terms and conditions under which Carbogen will manufacture and supply to the Company the active pharmaceutical ingredient for the Company’s omadacycline product in bulk quantities, or the Carbogen Product. Under the agreement, the Company is responsible for the cost and supply of crude omadacycline that Carbogen requires to manufacture Carbogen Product and perform related services. The Company is obligated to initially pay Carbogen an amount in the high six-digit U.S. dollar range per batch of Carbogen Product that the Company orders, and the price may be adjusted in accordance with the terms of the agreement. The Company may also request that Carbogen perform certain services related to the Carbogen Product, for which the Company will pay reasonable compensation to Carbogen.

The agreement will remain in effect for a fixed initial term. If neither party has provided notice of its intent to terminate the agreement prior to the end of the initial term, then the Agreement will automatically be extended for a fixed period of time. The agreement may be terminated under certain circumstances, including by either party delivering notice of termination following the initial term, or by either party due to a material uncured breach by the other party or the other party’s insolvency.

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

Other Legal Proceedings

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually, or in the aggregate, a material adverse effect on its results of operations or financial condition. The Company does not believe that any of the above matters will result in a liability that is probable or estimable at December 31, 2021.

19.	401(k) Savings Plan

The Company maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Savings Plan’s matching formula. All matching contributions and participant contributions vest immediately. Contributions totaled $1.4 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively and have been recorded in the consolidated statements of operations.

20.	Quarterly Results (Unaudited)

	Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
	(in thousands, except per share data)
	(unaudited)
Revenue	$16,427	$57,492	$24,447	$31,796
Operating expenses	30,648	43,403	38,164	59,077
Loss from operations	(14,221)	14,089	(13,717)	(27,281)
Other expense, net	(4,125)	(4,372)	(4,485)	(4,372)
Provision for income tax	—	—	—	600
Net loss	$(18,346)	$9,717	$(18,202)	$(32,253)
Net loss per share - basic and diluted	$(0.39)	$0.20	$(0.37)	$(0.64)

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands, except per share data)
	(unaudited)
Revenue	$7,920	$9,326	$13,659	$16,019
Operating expenses	31,498	27,772	29,606	33,552
Loss from operations	(23,578)	(18,446)	(15,947)	(17,533)
Other expense, net	(4,039)	(4,613)	(4,908)	(7,477)
Provision for income tax	—	—	—	—
Net loss	$(27,617)	$(23,059)	$(20,855)	$(25,010)
Net loss per share - basic and diluted	$(0.66)	$(0.53)	$(0.46)	$(0.54)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management, including our Chief Executive Officer and Principal Financial and Accounting Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

          None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2021 fiscal year pursuant to Regulation 14A for our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, and the information to be included in the 2022 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2022 Proxy Statement and is hereby incorporated by reference.

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

The information required by this item will be contained in the 2022 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2022 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2022 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the 2022 Proxy Statement and is hereby incorporated by reference.

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

(a)(3) Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization by and among Transcept Pharmaceuticals, Inc., Tigris Merger Sub, Inc., Tigris Acquisition Sub, LLC and Paratek Pharmaceuticals, Inc. dated as of June 30, 2014.	Form 8-K	001-36066	2.1	July 1, 2014

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock.	Form 8-K	001-36066	3.1	July 24, 2015

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	Form 10-Q	001-36066	3.4	August 9, 2021

3.5	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.4	Form of Warrant Agreement issued to Hercules Capital, Inc.	Form 8-K	001-36066	4.1	June 29, 2017

4.5	Warrant Agreement issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.5	August 2, 2018

4.6	Indenture, dated as of April 23, 2018, by and between the Company and U. S. Bank National Association (including the form of the 4.75% Convertible Senior Subordinated Note due 2024).	Form 8-K	001-36066	4.1	April 23, 2018

4.7	Form of 4.75% Convertible Senior Subordinated Note due 2024 (included in Exhibit 4.9)	Form 8-K	001-36066	4.1	April 23, 2018

4.8	Description of Securities	Form 10-K	001-36066	4.11	March 10, 2020

4.9	Warrant Agreement, dated as of August 5, 2020 issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.9	August 10, 2020

10.1A+	2006 Incentive Award Plan, as amended and restated.	Form 10-K	001-36066	10.1A	March 9, 2016

2.1	Agreement and Plan of Merger and Reorganization by and among Transcept Pharmaceuticals, Inc., Tigris Merger Sub, Inc., Tigris Acquisition Sub, LLC and Paratek Pharmaceuticals, Inc. dated as of June 30, 2014.	Form 8-K	001-36066	2.1	July 1, 2014

10.1B+	Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan.	Form S-8	333-172041	99.2	February 3, 2011

10.1C+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2006 Incentive Award Plan, as amended.	Form 8-K	001-36066	10.1	February 10, 2015

10.2+	2009 Employee Stock Purchase Plan.	Form 8-K	000-51967	10.1	June 9, 2009

10.3+	2018 Employee Stock Purchase Plan, as amended.	Form 10-Q	001-36066	10.4	November 6, 2018

10.4A+	2014 Equity Incentive Plan, as amended.	Form S-8	333-201204	4.1	December 22, 2014

10.4B+	Form of Option Agreement under the 2014 Equity Incentive Plan, as amended.	Form S-8	333-201204	4.2	December 22, 2014

10.5A+	2015 Inducement Plan.	Form 8-K	001-36066	10.2	February 10, 2015

10.5B+	Form of Stock Option Grant Notice and Option Agreement under the 2015 Inducement Plan.	Form 8-K	001-36066	10.3	February 10, 2015

10.6A*+	Paratek Pharmaceuticals, Inc. 2017 Inducement Plan, as amended

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.6B+	Form of Stock Option Grant Notice and Option Agreement under the 2017 Inducement Plan.	Form 8-K	001-36066	10.2	June 16, 2017

10.6C+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Inducement Plan.	Form 8-K	001-36066	10.3	June 16, 2017

10.7A+	2015 Equity Incentive Plan	Form S-8	333-205482	99.5	July 2, 2015

10.7B+	Form of Stock Option Grant Notice and Option Agreement under the 2015 Equity Incentive Plan	Form S-8	333-205482	99.6	July 2, 2015

10.7C+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.	Form S-8	333-205482	99.7	July 2, 2015

10.7D+	Form of Leadership Team Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.	Form 8-K	001-36066	10.1	August 4, 2017

10.7E+	Form of Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.	Form 10-K	001-36066	10.6E	March 6, 2018

10.7F+	Form of Director Stock Option Grant Notice and Option Agreement under the 2015 Equity Incentive Plan.	Form 10-K	001-36066	10.6F	March 6, 2018

10.8+	Paratek Pharmaceuticals, Inc. Annual Incentive Plan.	Form 8-K	001-36066	10.4	June 16, 2017

10.9*+	Non-Employee Director Compensation Policy.

10.10A+	Revenue Performance Incentive Plan	Form 8-K	001-36066	10.1	October 4, 2018

10.10B+	Form of Award Agreement under the Revenue Performance Incentive Plan	Form 8-K	001-36066	10.2	October 4, 2018

10.11+	Form of Indemnification Agreement between the Company, its executive officers and directors.	Form 10-K	001-36066	10.8	March 9, 2016

10.12†	Collaborative Research and License Agreement by and between the Company and Warner Chilcott, dated as of July 2, 2007.	Form 10-K	001-36066	10.16	April 2, 2015

10.13†	License and Collaboration Agreement by and between Paratek Bermuda Ltd. and Zai Lab (Shanghai) Co., Ltd., dated April 21, 2017.	Form 10-Q	001-36066	10.11	August 2, 2017

10.14^	License Agreement by and between the Company and Tufts University dated as of February 1, 1997, as amended.	Form 10-K	001-36066	10.14	March 29, 2021

10.15	Amendment No. 10, dated as of March 21, 2017, to the License Agreement by and between the Company and Tufts University	Form 10-Q	001-36066	10.1	May 4, 2017

10.16†	Amendment No. 11, dated as of November 15, 2017, to the License Agreement by and between the Company and Tufts University	Form 10-K	001-36066	10.19	March 6, 2018

10.17+	Amended and Restated Employment Agreement, by and between the Company and Michael F. Bigham, dated as of June 25, 2019.	Form 10-Q	001-36066	10.2	August 6, 2019

10.18+	Amended and Restated Employment Agreement, by and between the Company and Evan Loh, M.D., dated as of June 25, 2019.	Form 10-Q	001-36066	10.3	August 6, 2019

10.19+	Amended and Restated Employment Agreement, by and between the Company and Adam Woodrow, dated as of June 25, 2019.	Form 10-Q	001-36066	10.4	August 6, 2019

10.20	Amended and Restated Employment Agreement, by and between the Company and William M. Haskel, dated as of August 4, 2017.	Form 10-Q	001-36066	10.2	November 8, 2017

10.21	King of Prussia Lease Agreement between Paratek Pharma LLC and Atlantic American Properties Trust, dated as of January 23, 2015, as amended.	Form 10-Q	001-36066	10.2	May 4, 2017

10.22†	Manufacturing and Services Agreement by and between the Company and Almac Pharma Services Limited, dated as of December 30, 2016.	Form 10-K/A	001-36066	10.27	May 5, 2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.23†	Amended and Restated Manufacturing and Services Agreement, by and between the Company and CIPAN - Companhia Industrial Produtora de Antibióticos, S.A., dated as of April 18, 2018.	Form 10-Q	001-36066	10.2	August 2, 2018

10.24†	First Amendment of Amended and Restated Manufacturing and Services Agreement, by and between the Company and CIPAN – Companhia Industrial Produtora de Antibióticos, S.A., dated as of February 18, 2019.	Form 10-K	001-36066	10.33	March 6, 2019

10.25†	Master Manufacturing Service Agreement by and between the Company and Patheon UK Limited dated as of July 28, 2017 and Product Agreement by and between the Company and Patheon UK Limited dated as of July 28, 2017.	Form 10-Q/A	001-36066	10.12	November 6, 2017

10.26^	Amendment Agreement - Amendment No. 1 to Patheon Product Agreement by and between the Company and Patheon UK Limited dated as of January 1, 2019.	Form 10-Q	001-36066	10.1	May 8, 2019

10.27	Loan Agreement by and between the Company and Healthcare Royalty Partners III, L.P. dated as of February 25, 2019.	Form 10-Q	001-36066	10.2	May 8, 2019

10.28^	Contract, dated as of December 18, 2019, between Paratek Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.	Form 10-K	001-36066	10.35	March 10, 2020

10.29^	Modification of Contract, dated as of March 27, 2020, between Paratek Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.	Form 10-K	001-36066	10.50	March 29, 2021

10.30^	Modification of Contract No. 2, dated July 29, 2021, between Paratek Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.	Form 10-Q	001-36066	10.2	November 8, 2021

10.31^	Notice of Assignment to Affiliate for License and Collaboration Agreement by and between Paratek Bermuda Ltd. and Zai Lab (Shanghai) Co., Ltd., dated as of December 19, 2019.	Form 10-K	001-36066	10.36	March 10, 2020

10.32	Loan Agreement, dated as of December 31, 2020, by and between R-Bridge Healthcare Cayman AIV, L.P., as Lender, and PRTK SPV2 LLC, as Borrower.	Form 8-K	001-36066	10.1	January 4, 2021

10.33	Revenue Interest Purchase Agreement, dated as of December 31, 2020, by and between Paratek Pharmaceuticals, Inc., as Seller, and PRTK SPV2 LLC, as Company.	Form 8-K	001-36066	10.2	January 4, 2021

10.34	Contribution and Servicing Agreement, dated as of December 31, 2020, by and between Paratek Pharmaceuticals, Inc., as Contributor, and PRTK SPV2 LLC, as Company.	Form 8-K	001-36066	10.3	January 4, 2021

10.35^	First Amendment to the Manufacturing and Services Agreement, by and between the Company and Almac Pharma Services Limited, dated as of September 4, 2020.	Form 8-K	001-36066	10.4	January 4, 2021

10.36^	Second Amendment to the Manufacturing and Services Agreement, by and between the Company and Almac Pharma Services Limited, dated as of January 1, 2021.	Form 8-K	001-36066	10.5	January 4, 2021

10.37^	Second Amendment to the Amended and Restated Manufacturing and Services Agreement, by and between the Company and CIPAN - Companhia Industrial Produtora de Antibióticos, S.A., dated as of December 20, 2019.	Form 8-K	001-36066	10.6	January 4, 2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.38^	Third Amendment to the Amended and Restated Manufacturing and Services Agreement, by and between the Company and CIPAN - Companhia Industrial Produtora de Antibióticos, S.A., dated as of July 28, 2020.	Form 8-K	001-36066	10.7	January 4, 2021

10.39^	Fourth Amendment to the Amended and Restated Manufacturing and Services Agreement, by and between the Company and CIPAN - Companhia Industrial Produtora de Antibióticos, S.A., dated as of December 16, 2020.	Form 8-K	001-36066	10.8	January 4, 2021

10.40*^

Fifth Amendment to the Amended and Restated Manufacturing and Services Agreement, by and between the Company and CIPAN - Companhia Industrial Produtora de Antibióticos, S.A., dated as of January 11, 2022.

10.41^	First Amendment of Manufacturing and Services Agreement, by and between the Company and Patheon UK Limited, dated as of June 1, 2019.	Form 8-K	001-36066	10.9	January 4, 2021

10.42^	Second Amendment of Manufacturing and Services Agreement, by and between the Company and Patheon UK Limited, dated as of December 18, 2020.	Form 8-K	001-36066	10.10	January 4, 2021

10.43	Amendment No. 2 to the Product Agreement, by and between the Company and Patheon UK Limited, dated as of June 1, 2019.	Form 8-K	001-36066	10.11	January 4, 2021

10.44^	Amendment No. 3 to the Product Agreement, by and between the Company and Patheon UK Limited, dated as of July 1, 2020.	Form 8-K	001-36066	10.2	January 4, 2021

10.45*^	Amendment No. 4 to the Product Agreement, by and between the Company and Patheon UK Limited, dated as of November 17, 2021.

10.46^	Supply Agreement, dated July 14, 2021, between Paratek Pharmaceuticals, Inc. and CARBOGEN AMCIS AG.	Form 10-Q	001-36066	10.4	November 8, 2021

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page)

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, State of Massachusetts, on the 14th day of March 2022.

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

Signature	Title	Date

/s/ Evan Loh, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2022
Evan Loh, M.D.

/s/ Sarah Higgins	Vice President, Finance and Controller (Principal Financial and Accounting Officer)	March 14, 2022
Sarah Higgins

/s/ Michael F. Bigham	Executive Chairman of the Board of Directors	March 14, 2022
Michael F. Bigham

/s/ Minnie V. Baylor Henry	Director	March 14, 2022
Minnie V. Baylor Henry

/s/ Thomas J. Dietz, Ph.D.	Director	March 14, 2022
Thomas J. Dietz, Ph.D.

/s/ Timothy R. Franson, M.D.	Director	March 14, 2022
Timothy R. Franson, M.D.

/s/ Rolf K. Hoffmann	Director	March 14, 2022
Rolf K. Hoffmann

/s/ Kristine Peterson	Director	March 14, 2022
Kristine Peterson

/s/ Robert S. Radie	Director	March 14, 2022
Robert S. Radie

/s/ Jeffrey Stein, Ph.D.	Director	March 14, 2022
Jeffrey Stein, Ph.D.