Form 10-Q
period 2022-03-31
Paratek Pharmaceuticals, Inc.
filed 2022-05-04
CIK 1178711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2022 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________
Commission file number: 001-36066
____________________________________________________
PARATEK PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________

Delaware	33-0960223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
____________________________________________________
75 Park Plaza
Boston , MA 02116
(617) 807-6600
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)
____________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2022, there were 54,478,506 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
Paratek Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and par value amounts)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$49,033	$80,367
Marketable securities	30,020	15,107
Restricted cash	250	125
Accounts receivable, net	24,739	29,438
Inventories	12,732	11,020
Other receivables	3,520	3,679
Prepaid and other current assets	12,988	12,364
Total current assets	133,282	152,100
Long-term restricted cash	125	125
Fixed assets, net	762	794
Goodwill	829	829
Right-of-use assets	1,536	1,757
Long-term inventories	32,955	27,767
Other long-term assets	668	497
Total assets	$170,157	$183,869
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$4,697	$5,394
Accrued expenses	22,133	23,446
Other current liabilities	2,007	2,457
Total current liabilities	28,837	31,297
Long-term debt	255,949	254,428
Long-term lease liabilities	1,063	1,308
Accrued long-term compensation	21,893	21,846
Other liabilities	2,717	2,777
Total liabilities	$310,459	$311,656
Stockholders’ deficit
Preferred stock:
Undesignated preferred stock: $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 53,023,350 shares issued and outstanding as of March 31, 2022; and 200,000,000 shares authorized; 51,711,809 shares issued and outstanding as of December 31, 2021	53	52
Additional paid-in capital	744,618	739,053
Accumulated other comprehensive income	(180)	(9)
Accumulated deficit	(884,793)	(866,883)
Total stockholders’ deficit	(140,302)	(127,787)
Total liabilities and stockholders’ deficit	$170,157	$183,869
See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Product revenue, net	$19,918	$13,207
Government contract service revenue	2,172	973
Government contract grant revenue	2,099	1,613
Collaboration and royalty revenue	672	634
Net revenue	$24,861	$16,427
Expenses:
Cost of product revenue	3,494	2,751
Research and development	7,478	5,538
Selling, general and administrative	27,602	22,359
Total operating expenses	38,574	30,648
Loss from operations	(13,713)	(14,221)
Other income and expenses:
Interest income	107	25
Interest expense	(4,479)	(4,307)
Other gains (losses), net	175	157
Net loss	$(17,910)	$(18,346)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities, net of tax	(171)	(4)
Comprehensive loss	$(18,081)	$(18,350)
Basic and diluted net loss per common share	$(0.35)	$(0.39)
Weighted average common stock outstanding
Basic and diluted	52,149,538	46,664,374
See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(17,910)	$(18,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	144	110
Stock-based compensation expense	2,469	1,599
Noncash interest expense	1,521	335
Changes in operating assets and liabilities
Accounts receivable, other receivables, prepaid, and other current assets	4,234	(240)
Inventories	(6,900)	(2,734)
Operating lease right-of-use asset	221	236
Accounts payable and accrued expenses	(2,010)	(421)
Operating lease liability	(245)	(102)
Other liabilities and other assets	(634)	(1,955)
Net cash used in operating activities	(19,110)	(21,518)
Investing activities
Purchase of fixed assets	(36)	(262)
Purchase of marketable securities	(15,160)	—
Proceeds from maturities of marketable securities	—	20,000
Net cash (used) provided by investing activities	(15,196)	19,738
Financing activities
Payment of long-term royalty-backed loan agreement debt issuance costs	—	(397)
Proceeds from sale of common stock, net of costs	3,091	—
Proceeds from the employee stock purchase plan and stock options	6	3
Net cash (used) provided by financing activities	3,097	(394)
Net (decrease) increase in cash, cash equivalents and restricted cash	(31,209)	(2,174)
Cash, cash equivalents and restricted cash at beginning of period	80,617	106,048
Cash, cash equivalents and restricted cash at end of period	$49,408	$103,874
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,181	$975
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Paid in-kind interest included in accrued expenses	$1,161	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2021	51,711,809	$52	$739,053	$(9)	$(866,883)	$(127,787)
Exercise of stock options	729	—	6	—	—	6
Issuance of common stock, net of expenses	884,230	1	3,090	—	—	3,091
Vesting of restricted stock unit awards	426,582	—	—	—	—	—
Employee stock purchase plan expense	—	—	36	—	—	36
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(171)	—	(171)
Stock-based compensation expense	—	—	2,433	—	—	2,433
Net loss	—	—	—	—	(17,910)	(17,910)
Balances at March 31, 2022	53,023,350	$53	$744,618	$(180)	$(884,793)	$(140,302)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2020	46,516,567	$46	$705,489	$4	$(807,799)	$(102,260)
Exercise of stock options	961	—	3	—	—	3
Issuance of common stock, net of expenses	—	—	—	—	—	—
Vesting of restricted stock unit awards	389,700	1	(1)	—	—	—
Employee stock purchase plan expense	—	—	27	—	—	27
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(4)	—	(4)
Stock-based compensation expense	—	—	1,572	—	—	1,572
Net loss	—	—	—	—	(18,346)	(18,346)
Balances at March 31, 2021	46,907,228	$47	$707,090	$—	$(826,145)	$(119,008)

Paratek Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)
1.    Description of the business
Paratek Pharmaceuticals, Inc., or the Company or Paratek, is a Delaware corporation with its corporate office in Boston, Massachusetts and an office in King of Prussia, Pennsylvania.
The Company is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel life-saving therapies for life-threatening diseases or other public health threats for civilian, government and military use. The Company’s United States, or U.S., Food and Drug Administration, or FDA, approved commercial product, NUZYRA® (omadacycline), is a once-daily oral and intravenous antibiotic for the treatment of adult patients with community-acquired bacterial pneumonia, or CABP, and acute skin and skin structure infections, or ABSSSI, caused by susceptible pathogens. The Company retains worldwide commercial rights to omadacycline, with the exception of the People’s Republic of China, Hong Kong, Macau and Taiwan, where it has entered into a collaboration agreement with Zai Lab (Shanghai) Co., Ltd., or Zai. The National Medical Products Administration, or NMPA, of China approved NUZYRA for the treatment of CABP and ABSSSI in December 2021.
SEYSARA® (sarecycline) is an FDA-approved product with respect to which the Company has exclusively licensed in the U.S. and the People’s Republic of China, or the PRC, Hong Kong and Macau, or the greater China region, certain rights to Almirall, LLC, or Almirall. SEYSARA is currently being marketed by Almirall in the U.S. as a once-daily oral therapy for the treatment of moderate to severe acne vulgaris. With respect to the Company’s technology as it relates to sarecycline, the Company retains development and commercialization rights in all countries other than the U.S. and the greater China region, and in February 2020, the Company exclusively licensed from Almirall certain technology owned or in-licensed by Almirall or its affiliates that is necessary or useful to develop or commercialize sarecycline outside of the U.S. Almirall plans to develop sarecycline for acne in China, with a submission to the NMPA, according to Almirall, expected in 2023.
The Company has incurred significant losses since inception in 1996. The Company has generated an accumulated deficit of $884.8 million through March 31, 2022 and may require substantial additional funding in connection with the Company’s continuing operations to support clinical development and commercialization activities associated with NUZYRA. Based upon the Company’s current operating plan, it anticipates that its cash, cash equivalents and marketable securities of $79.1 million as of March 31, 2022 will enable the Company to fund operating expenses and capital expenditure requirements through at least the next twelve months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q. The Company expects to finance future cash needs primarily through a combination of product sales, royalties, public or private equity offerings, debt or other structured financings, strategic collaborations, grant funding and government funding. The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third-party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations as well as the risks discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 14, 2022, or the 2021 Form 10-K, and in the Company’s other filings with the SEC.
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
The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2022 and December 31, 2021, results of operations for the three month periods ended March 31, 2022 and March 31, 2021, cash flows for the three month periods ended March 31, 2022 and March 31, 2021 and changes in stockholders’ deficit for the three month periods ended March 31, 2022 and March 31, 2021.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2022. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, and notes thereto, which are included in the Company’s 2021 Form 10-K.
Summary of Significant Accounting Policies
As of March 31, 2022, the Company’s significant accounting policies and estimates, which are detailed in the Company’s 2021 Form 10-K, have not changed.
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

Accounts receivable as of March 31, 2022 includes $19.9 million due from customers for sales of NUZYRA, net of prompt payment discounts, chargebacks, rebates and certain fees. Accounts receivable as of March 31, 2022 also includes $0.7 million of government contract service revenue earned under contract with the Biomedical Advanced Research and Development Authority, or the BARDA contract, $2.5 million of government contract grant revenue earned under the BARDA contract, and estimated revenue earned of $0.6 million of royalties on SEYSARA sales under the Almirall Collaboration Agreement (as defined below) and XERAVA TM (eravacycline) sales under the Tetraphase License Agreement (as defined below). Refer to Note 7, Government Contract Revenue for further information on the BARDA contract and to Note 8, License and Collaboration Agreements for further information on the Almirall Collaboration Agreement and the Tetraphase License Agreement.
3.    Marketable Securities
The following are summaries of available-for-sale securities as of March 31, 2022 and December 31, 2021 (in thousands):

	Amortized Cost		Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2022
U.S. treasury securities	$30,200	—	$—	$(180)	$30,020
Total	$30,200		$—	$(180)	$30,020

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2021
U.S. treasury securities	$15,116	$—	$(9)	$15,107
Total	$15,116	$—	$(9)	$15,107
As of March 31, 2022, the Company had securities with a total fair market value of $30.0 million in an unrealized loss position, of which none were in a continuous unrealized loss position for more than twelve months. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and primarily related to the change in market interest rates since purchase Therefore, the Company anticipates a full recovery of the amortized cost basis of its securities at maturity.
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the three months ended March 31, 2022.
4.    Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statement of cash flows that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows (in thousands):

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$49,033	$103,450
Short-term restricted cash	250	424
Long-term restricted cash	125	—
Total cash, cash equivalents and restricted cash shown on the condensed consolidated statement of cash flows	$49,408	$103,874
Short-term restricted cash
The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. In accordance with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million as of both March 31, 2022 and December 31, 2021 naming the landlord as beneficiary. The $0.3 million letter of credit was refunded to the Company in April 2022 under the terms of the original lease agreement. The Company executed an amendment to the existing lease agreement in April 2021. In accordance with the amendment, the cash-collateralized irrevocable standby letter of credit was reduced to an insignificant amount and is reclassified as long-term restricted cash as of March 31, 2022. Refer to Note 14, Leases, for further details.
Long-term restricted cash
As of March 31, 2022 and December 31, 2021, long-term restricted cash included the insignificant cash-collateralized irrevocable standby letter of credit described above.
5.    Inventories
The following table presents inventories, net (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$1,083	$1,082
Work in process	32,354	24,675
Finished goods	12,250	13,030
Total inventories	$45,687	$38,787
When recorded, inventory reserves reduce the carrying value of inventories to their net realizable value. The Company reviews inventories on hand at least quarterly and records provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. No inventory reserves existed as of March 31, 2022 and December 31, 2021.
6.    Net Income (Loss) Per Share
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
The Company was in a net loss position as of March 31, 2022 and March 31, 2021. The following outstanding shares subject to stock options and RSUs, warrants to purchase shares of common stock, common stock issuable upon conversion of convertible debt and shares issuable under the Company’s employee stock purchase plan were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the three months ended March 31, 2022 and 2021 as indicated below:

	March 31,
	2022	2021
Excluded potentially dilutive securities (1):
Common stock issuable under outstanding convertible notes	10,377,361	10,377,361
Shares subject to outstanding options to purchase common stock	2,163,682	2,155,199
Unvested restricted stock units	7,071,933	6,471,549
Shares subject to warrants to purchase common stock	432,240	479,002
Shares issuable under employee stock purchase plan	459,870	606,816
Totals	20,505,086	20,089,927
(1)The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of March 31, 2022 and 2021. Such amounts have not been adjusted for the treasury-stock method or weighted-average outstanding calculations as required if the securities were dilutive.
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
Under the terms of the original BARDA contract, approximately $59.4 million was awarded to the Company by BARDA in December 2019 for the development of NUZYRA for the treatment of pulmonary anthrax and the purchase of an initial 2,500 treatment courses of NUZYRA. As part of this initial $59.4 million award, a $37.9 million procurement of NUZYRA was delivered to and accepted by BARDA in June 2021, and the amount earned from this procurement was recognized in net U.S. sales of NUZYRA during the second quarter of 2021. The Company has been periodically drawing down the remaining $21.5 million of the initial award based on costs incurred during the development program.
Two additional contractual services under the original BARDA contract were initiated by BARDA in March 2020 that awarded the Company approximately $76.8 million for reimbursement of existing FDA PMRs and approximately $20.4 million for reimbursement of manufacturing-related requirements, which the Company has been drawing down based on costs incurred. This additional staged funding is expected to support all FDA PMRs associated with the approval of NUZYRA, including CABP and pediatric studies, as well as a five-year post-marketing bacterial surveillance study, and support the U.S. onshoring and security requirements of the Companies manufacturing activities for NUZYRA.
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
As the BARDA contract is partially within the scope of ASC 606 and partially within the scope of other guidance, the Company applied the guidance of ASC 606 to initially measure the parts of the contract to which ASC 606 is applicable. The total transaction price of the parts of the BARDA contract that existed at the outset of the contract that fall under ASC 606 was determined to be $63.6 million, inclusive of $4.2 million in variable consideration and was allocated to each of the three performance obligations based on the performance obligation’s estimated relative stand-alone selling prices. As of March 31, 2022, the Company reevaluated the variable consideration of $4.2 million that is included in the transaction price and determined that the variable consideration should not be constrained as it is not probable that a significant reversal in the amount of the cumulative revenue recognized will occur in a future period. The transaction price was allocated as follows: $21.5 million to research and development services performed for the treatment of pulmonary anthrax in (i), which will be classified as government contract service revenue when recognized, $37.9 million to the procurement of 2,500 treatment courses of NUZYRA in (ii), which was classified as product revenue when recognized, and a total of $4.2 million to the options to procure up to three 2,500 treatment courses of NUZYRA in (v), which will be included within product revenue when recognized upon exercise and transfer of control of related treatment courses. The Company estimated the stand-alone selling price of the research and development services performed for the treatment of pulmonary anthrax based on the Company’s projected cost of providing the services plus an applicable profit margin commensurate with observable market data for similar services. The Company estimated the stand-alone selling price of the procurement of 2,500 treatment courses of NUZYRA based on historical pricing of the Company’s commercial products to similar customers. The Company estimated the stand-alone selling price of the future procurement options based on the discount that the customer would obtain when exercising the option, adjusted for any discount that the customer could receive without entering into the contract, and the likelihood that the option will be exercised.
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
The Company recognized $2.2 million and $1.0 million of government contract service revenue under the BARDA contract during the three months ended March 31, 2022 and March 31, 2021, respectively.
As of March 31, 2022, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $65.6 million. The Company expects to recognize this amount as revenue over the next three to six years.
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
The Company recognized $2.1 million and $1.6 million of government contract grant revenue under the BARDA contract during the three months ended March 31, 2022 and March 31, 2021, respectively.
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
As of March 31, 2022, $0.9 million of unbilled accounts receivable was recorded and is a component of accounts receivable, net on the Company’s condensed consolidated balance sheet. As of March 31, 2021, an insignificant amount of unbilled accounts receivable was recorded and is a component of accounts receivable, net on the Company’s condensed consolidated balance sheet.
As of March 31, 2022 and March 31, 2021, $1.0 million and $0.3 million, respectively of deferred revenue was recorded and is a component of other current liabilities on the Company’s condensed consolidated balance sheet.

8.    License and Collaboration Agreements
Tetraphase Pharmaceuticals, Inc.
On March 18, 2019, Paratek and Tetraphase Pharmaceuticals, Inc., or Tetraphase, which is now a subsidiary of La Jolla Pharmaceutical Company, entered into a License Agreement, or the Tetraphase License Agreement. Under the terms of the Tetraphase License Agreement, Paratek granted to Tetraphase a non-exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain Paratek patents, to develop, make, have, use, import, offer for sale and sell the licensed product, or XERAVA, a drug for the treatment of complicated, intra-abdominal infections caused by bacteria that was approved by the FDA in August 2018.
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
In accordance with the Company’s revenue recognition policy, the Company recognized an insignificant amount of royalty revenue during the three months ended March 31, 2022 and March 31, 2021 under the Tetraphase License Agreement.
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

Based on these assessments, the Company determined that two performance obligations existed at the outset of the Zai Collaboration Agreement: (i) the exclusive license combined with the initial technology transfer and (ii) the transfer of certain materials. The Company has recognized $21.5 million in milestone revenue, as described above, under the Zai Collaboration Agreement as of March 31, 2022. As the performance obligation to deliver the license was satisfied in 2017 and research and development services completed by December 2021, all milestone payments are recognized as revenue when the risk of significant reversal is resolved, generally when the milestone event occurs. Therefore, the $6.0 million milestone payment upon regulatory approval of NUZYRA in the People’s Republic of China was recognized in December 2021.
There was no deferred revenue as of March 31, 2022 and December 31, 2021 under the Zai Collaboration Agreement.
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
Royalty payments are recognized when the sales occur. The Company recognized $0.5 million and $0.6 million of royalty revenue for sales of SEYSARA in the U.S. by Almirall for the three months ended March 31, 2022 and March 31, 2021, respectively, under the Almirall Collaboration Agreement. During the first quarter of 2022 and 2021, royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third-party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenues will be adjusted for in the period in which they become known, which is expected to be the following quarter.
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
The Company incurred $0.3 million and $0.2 million of royalty expense for the three months ended March 31, 2022 and March 31, 2021 under the Tufts License Agreement, respectively.

Past Collaborations
Novartis International Pharmaceutical Ltd.
In September 2009, the Company and Novartis International Pharmaceutical Ltd., or Novartis, which merged into Novartis Pharma AG, a wholly owned subsidiary of Novartis AG, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. The Company and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, European Medicines Agency, or EMA, or any regulatory agency, but only to the extent the Company had not previously granted such commercialization rights related to omadacycline to another third-party as of any such approval. The Company also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by the Company in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. The first royalty payment became payable as of March 31, 2019. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $2.7 million and $2.8 million as of March 31, 2022 and December 31, 2021, respectively, included within “Other Liabilities” on the Company’s consolidated balance sheet. In addition, short-term liabilities of $0.4 million included within “Other Current Liabilities” on our consolidated balance sheets as of March 31, 2022 and December 31, 2021 represent the portion of royalty payments due to Novartis within twelve months of each balance sheet date. There are no other payment obligations to Novartis under the Novartis Agreement or the amended Novartis Letter Agreement.
For additional information related to these agreements, as well as the Company’s other significant collaborative agreements, please read Note 6, License and Collaboration Agreements, to the consolidated financial statements included within the Company’s 2021 Form 10-K.
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
The Company sold 884,230 shares of common stock pursuant to the Sales Agreement for $3.1 million in proceeds, after deducting an insignificant amount of commissions, during the three months ended March 31, 2022. As of April 30, 2022, $23.3 million remains available for sale under the Sales Agreement.

On May 11, 2020, the Company filed a registration statement on Form S-3 with the SEC, as amended on June 19, 2020, and declared effective on July 9, 2020, to sell certain of its securities in an aggregate amount of up to $250.0 million. As of April 30, 2022, $223.3 million remains available on this shelf registration statement, with $23.3 million reserved for potential sales under the Sales Agreement.
10.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued sales allowances	$7,180	$7,012
Accrued compensation	4,652	8,935
Accrued interest	3,913	2,365
Accrued commercial	2,255	1,654
Accrued inventory	1,269	307
Accrued contract research	1,052	1,019
Accrued professional fees	579	781
Accrued manufacturing	565	670
Accrued other	349	361
Accrued legal costs	319	342
Total	$22,133	$23,446
11.    Fair Value Measurements
Financial instruments, including cash, cash equivalents, restricted cash, money market funds, U.S. treasury securities, accounts receivable, accounts payable, and accrued expenses are carried on the condensed consolidated financial statements at amounts that approximate fair value. The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date. The fair value of the Company’s debt (including the Notes as defined in Note 13, Long-Term Debt), is $231.4 million as of March 31, 2022 and $238.3 million as of December 31, 2021. The fair value of the Company’s debt was determined using Level 2 inputs. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.
The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2021 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable market data. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2022
Assets:
U.S. treasury securities	$30,020	$—	$—	$30,020
Total Assets	$30,020	$—	$—	$30,020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2021
Assets:
U.S. treasury securities	$15,107	$—	$—	$15,107
Total Assets	$15,107	$—	$—	$15,107
12.    Stock-Based and Incentive Compensation
Stock-based Compensation
The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expense	$177	$323
Selling, general and administrative expense	2,292	1,276
Total stock-based compensation expense	$2,469	$1,599
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

	Three Months Ended March 31,
	2022	2021
Volatility	62.0%	63.2%
Risk-free interest rate	2.1%	0.7%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	5.8	5.8
Stock Plan Activity
The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Equity Incentive Plan, or the 2015 Plan, which was approved by Company stockholders at the annual meeting of shareholders held on June 9, 2015. As of March 31, 2022, there are 274,050 shares available for future issuance under the 2015 Plan.
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
During the three months ended March 31, 2022, the Company’s Board of Directors granted 103,860 stock options and 2,730,940 RSUs to directors, executives, and employees of the Company under the 2015 Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards granted to executives in March 2022 are subject to time-based vesting, with 1/3 of the shares vesting on December 10, 2022, and an additional 1/3 of the shares vesting on the succeeding two anniversaries of such date. The RSU awards granted to non-executive employees of the Company during March 2022 are subject to time-based vesting, with 1/3 of the shares vesting on February 16, 2023, and an additional 1/3 of the shares vesting on the succeeding two anniversaries of such date.

The March 2022 grants also included performance-based RSU, or PRSU, awards to certain executives and employees of the Company, which will vest as follows: (a) 35/55 on certain net product revenue achievements, (b) 10/55 upon BARDA's purchase of the second NUZYRA procurement, and (c) 10/55 on certain business achievements. Since the Company believes it is probable that milestone (a) and (b) above will be achieved, the Company recognized an insignificant amount of stock-based compensation expense for the performance condition during the three months ended March 31, 2022 using the accelerated attribution method.
The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Inducement Plan, or the 2015 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 360,000 shares of common stock solely for the grant of inducement stock options to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. The Company has not made any grants under the 2015 Inducement Plan since December 31, 2015. Although the Company does not currently anticipate the issuance of additional grants under the 2015 Inducement Plan, as of March 31, 2022, 341,500 shares remain available for grant under that plan, as well as any shares underlying outstanding stock options that may become available for grant pursuant to the plan’s terms. It is therefore possible that the Company may, based on the business and recruiting needs of the Company, issue additional stock options under the 2015 Inducement Plan.
In June 2017, the Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2017 Inducement Plan, or the 2017 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 550,000 shares of common stock solely for the grant of inducement stock options and RSU awards to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. In October 2018 and March 2022, the Company’s Board of Directors approved the reserve of an additional 500,000 shares and 750,000 shares, respectively, for the 2017 Inducement Plan, for a total of 1,800,000 shares reserved for issuance under it. During the three months ended March 31, 2022, the Company’s Board of Directors granted 43,800 stock options and 48,900 RSUs to employees of the Company under the 2017 Inducement Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards are generally subject to time-based vesting, with 100% of the shares of common stock subject to the RSU award vesting three years from the grant date. As of March 31, 2022, 970,277 shares remain available for grant under the 2017 Inducement Plan, as well as any shares underlying awards that may become available for grant pursuant to the plan’s terms.
Stock Options
A summary of stock option activity for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,051,484	$10.92	5.12	$303
Granted	147,660	$3.20
Exercised	(1,646)	$3.58
Cancelled or forfeited	(33,816)	$15.63
Outstanding at March 31, 2022	2,163,682	$10.32	5.19	$—
Exercisable at March 31, 2022	1,775,194	$11.56	4.33	$—
The total intrinsic value of stock options exercised was insignificant for the three months ended March 31, 2022.

Restricted Stock Units
A summary of RSU activity for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	4,920,063	$5.82
Granted	2,779,840	3.16
Released	(426,582)	6.12
Forfeited	(201,388)	5.60
Unvested balance at March 31, 2022	7,071,933	$4.76
Total unrecognized stock-based compensation expense for all stock-based awards was $22.8 million as of March 31, 2022. This amount will be recognized over a weighted-average period of 1.8 years.
2009 Employee Stock Purchase Plan
In June 2009, at the annual meeting of stockholders, the stockholders of the Company approved the 2009 Employee Stock Purchase Plan, or the 2009 ESPP. As of March 31, 2022, 36,539 shares were available for issuance under the 2009 ESPP. Since the merger involving privately-held Paratek Pharmaceuticals, Inc. and Transcept Pharmaceuticals, Inc., the Company has not made the 2009 ESPP available to employees.
2018 Employee Stock Purchase Plan
The Company’s Board of Directors adopted, and in June 2018 Company’s stockholders approved, the Paratek Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan, or the 2018 ESPP. The 2018 ESPP was amended in October 2018 to change the commencement dates of the offering periods. The maximum aggregate number of shares of the Company’s common stock that may be purchased under the 2018 ESPP is 943,294 shares, or the ESPP Share Pool, subject to adjustment as provided for in the 2018 ESPP. The ESPP Share Pool represented 3% of the total number of shares of our common stock outstanding as of March 31, 2018. The 2018 ESPP allows eligible employees to purchase shares during certain offering periods, which will be 6 -month periods commencing June 1 and ending November 30 and commencing December 1 and ending May 31 of each year. The first offering under the 2018 ESPP was December 1, 2018. As of March 31, 2022, 423,331 shares remained available for issuance under the 2018 ESPP. During the three months ended March 31, 2022, the Company recognized an insignificant amount of stock-based compensation expense related to the 2018 ESPP.
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
If a change of control occurs prior to December 31, 2026, and the Tranche 1 milestone was not achieved prior to the change of control, the Tranche 1 milestone will be deemed to be achieved at a percentage equal to the greater of (1) 50% and (2) the cumulative product revenues as of the change of control, divided by $300.0 million. If a change of control occurs prior to December 31, 2026, and the Tranche 2 milestone was not achieved prior to the change of control, the Tranche 2 milestone will be deemed to be achieved at a percentage equal to the greater of (1) 30% and (2) the cumulative product revenues as of the change of control, divided by $600.0 million. A participant’s payout in respect of each tranche of his or her award in a change of control will equal (1) the participant’s then-vested percentage of such tranche, multiplied by (2) the percentage of that tranche’s milestone that has been achieved or is deemed to have been achieved, multiplied by (3)$25.0 million, multiplied by (4) the participant’s individual percentage allocation of the incentive pool.
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
If a change of control occurs prior to the achievement of either or both of the Tranche 1 and Tranche 2 milestones, the awards will remain outstanding and the remaining unpaid portion of the incentive pool applicable to the Tranche 1 or Tranche 2 milestone, as applicable, will be paid following the achievement of either such milestone at the time or times the awards would otherwise be paid out. Any successor in interest to the Company upon or following a change of control will be required to assume all obligations under the Plan.
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
The Company recognizes the compensation cost over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance. The performance condition under the first tranche of the Plan was deemed probable during 2021. An insignificant amount of compensation expense was recognized during the three months ended March 31, 2022. No such compensation expense was recognized during the three months ended March 31, 2021. Compensation cost of $21.9 million and $21.8 million is included in accrued long-term compensation in the Company’s consolidated balance sheet as of March 31, 2022 and December 31, 2021, respectively.
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
The R-Bridge Loan Agreement contains certain customary affirmative covenants, including those relating to: use of proceeds; maintenance of books and records; financial reporting and notification; compliance with laws; and protection of Company intellectual property. The R-Bridge Loan Agreement also contains certain customary negative covenants, barring the Subsidiary from: certain fundamental transactions; issuing dividends and distributions; incurring additional indebtedness outside of the ordinary course of business; engaging in any business activity other than related to the Zai Collaboration Agreement; and permitting any additional liens on the collateral provided to the R-Bridge Lender under the R-Bridge Loan Agreement. As of March 31, 2022, the Company was in compliance with all covenants under the R-Bridge Loan Agreement.
An ancillary agreement executed by the Company and the Subsidiary in respect of the Revenue Interest, contains negative covenants applicable to the Company, including restrictions on the sale or transfer of our assets related to NUZYRA and giving rise to the Revenue Interest, each subject to the exceptions set forth therein.
The R-Bridge Loan Agreement contains customary defined events of default, upon which any outstanding principal, unpaid interest, and other obligations of the Subsidiary, shall be immediately due and payable by the Subsidiary. These include: failure to pay any principal or interest when due; failure to pay the Capped Amount when due following a non-qualified change of control of the Company, any uncured breach of a representation, warranty or covenant; any uncured failure to perform or observe covenants; any uncured breach of our representations, warranties or covenants under an ancillary agreement executed by the Company and the Subsidiary in respect of the Royalty Interest; any termination of the Zai Collaboration Agreement; and certain bankruptcy or insolvency events. No events of default had occurred under the R-Bridge Loan Agreement through March 31, 2022.
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
The following table summarizes the impact of the R-Bridge Loan Agreement on the Company’s condensed consolidated balance sheets at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Principal debt including paid-in-kind interest	$61,918	$61,256
Unamortized debt discount and issuance costs	(1,385)	(1,443)
Carrying value	$60,533	$59,813
During the three months ended March 31, 2022, $0.7 million of paid-in-kind interest was capitalized and added to the principal balance of the loan, which represents the shortfall between the interest owed and the Collection Amount.
The Company recognized interest expense of $1.1 million and $1.1 million, and an insignificant amount of amortization expense on the debt issuance costs, on the R-Bridge Loan Agreement for the three months ended March 31, 2022 and March 31, 2021, respectively.
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
The Company may redeem for cash all or part of the Notes, at its option, on or after May 6, 2021, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
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
The following table summarizes the impact of the Notes on the Company’s condensed consolidated balance sheets at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Principal debt	$165,000	$165,000
Unamortized debt issuance costs	(2,312)	(2,572)
Carrying value	$162,688	$162,428
The Company recognized coupon interest expense of $2.0 million and $2.0 million, and amortization expense on the debt issuance costs of $0.3 million and $0.2 million, on the Notes for the three months ended March 31, 2022 and March 31, 2021, respectively.

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
The following table summarizes the impact of the Royalty-Backed Loan Agreement on the Company’s condensed consolidated balance sheets at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Principal debt including paid-in-kind interest	$34,357	$33,860
Unamortized debt issuance costs	(1,629)	(1,673)
Carrying value	$32,728	$32,187
During the three months ended March 31, 2022, $0.5 million of paid-in-kind interest was capitalized and added to the principal balance of the loan, which represents the shortfall between the interest owed, and the Almirall Collaboration Agreement royalty payments received.
The Company recognized interest expense of $1.0 million and an insignificant amount of amortization expense on the debt issuance costs on the Royalty-Backed Loan Agreement for the three months ended March 31, 2022 and March 31, 2021, respectively.
Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Long-term debt on the Company’s consolidated balance sheets at March 31, 2022 and December 31, 2021 includes the carrying value of the R-Bridge Loan Agreement, the Notes and the Royalty-Backed Loan Agreement.
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
The Company has also identified an embedded lease in its manufacturing and services agreement with CIPAN – Companhia Industrial Produtora de Antibióticos, or CIPAN, which was later amended and restated in April 2018, and further amended and restated in February 2019, December 2019, July 2020, and December 2020. For additional details relating to these agreements, refer to Note 18, Commitments and Contingencies of the 2021 Form 10-K.
The total operating lease liability is presented on the Company’s condensed consolidated balance sheet based on maturity dates. $0.6 million of the total operating leases liabilities is classified under “other current liabilities” for the portion due within twelve months, and $1.1 million is classified under “long-term lease liability”.
15.    Income Taxes
The Company recorded no provision for income taxes for the three or three months ended March 31, 2022 and March 31, 2021.
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
16.    Product Revenue
To date, the Company’s only source of product revenue has been from NUZYRA product sales beginning in February 2019 when NUZYRA was launched in the U.S. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Patient assistance	Total
Balance at December 31, 2021	$1,006	$5,198	$469	$339	$7,012
Provision related to current period sales	1,493	4,264	261	285	6,303
Adjustment related to prior period sales	(25)	15	(133)	—	(143)
Credit or payments made during the period	(1,338)	(3,962)	(390)	(302)	(5,992)
Balance at March 31, 2022	$1,136	$5,515	$207	$322	$7,180

17.    Commitments and Contingencies
In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2022, the Company was not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of executive management or affiliate of the Company is either a party adverse to the Company or the Company’s subsidiaries or has a material interest adverse to the Company or the Company’s subsidiaries.
In July 2021, the Company entered into a supply agreement with CARBOGEN AMCIS AG, or Carbogen, that provides for the terms and conditions under which Carbogen will manufacture and supply to the Company the active pharmaceutical ingredient for the Company’s omadacycline product in bulk quantities, or the Carbogen Product. Under this agreement, the Company is responsible for the cost and supply of crude omadacycline that Carbogen requires to manufacture the Carbogen Product and perform related services. The Company is obligated to initially pay Carbogen an amount in the high six-digit U.S. dollar range per batch of Carbogen Product that the Company orders, and the price may be adjusted in accordance with the terms of the agreement. The Company may also request that Carbogen perform certain services related to the Carbogen Product, for which the Company will pay reasonable compensation to Carbogen.
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
In November 2016, the Company entered into a manufacturing and services agreement, or MSA, with CIPAN, which was later amended and restated in April 2018, and further amended in February 2019, December 2019, July 2020, December 2020, and January 2022, collectively, the CIPAN Agreements. The CIPAN Agreements provide the terms and conditions under which CIPAN will manufacture and supply to the Company increased quantities of minocycline starting material and crude omadacycline, or the CIPAN Products, for purification into omadacycline and, subsequently, for use in the Company’s products that contain omadacycline tosylate as the active pharmaceutical ingredient.
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
This discussion contains certain forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potential,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward- looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 14, 2022, or the 2021 Form 10-K, and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and except as required by law, we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
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
We believe that NUZYRA has the potential to become the primary choice of physicians for use as a once-daily broad-spectrum monotherapy oral and IV antibiotic for ABSSSI, CABP and other serious community-acquired bacterial infections where resistance is of concern. NUZYRA is used in the emergency room, hospital, and community care settings. We have designed NUZYRA to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad-spectrum antibacterial activity, oral and IV formulations with once-daily dosing, no dosing adjustments for patients on concomitant medications and a generally safe and well-tolerated profile. NUZYRA also has the potential to be used as a once-daily oral and IV antibiotic for the treatment of NTM and pulmonary anthrax, where it could be suitable for both the treatment and post-exposure prophylaxis as a priority medical countermeasure.

In December 2019, we entered into the original BARDA contract, which is a five-year contract with an option to extend to ten years. The BARDA contract could result in payments to the Company of up to approximately $303.6 million and consists of a five-year base period-of-performance and a total contract period-of-performance (base period plus option exercises) of up to ten years. The original BARDA contract supports the development of NUZYRA for the treatment of pulmonary anthrax, FDA post-marketing requirements, or PMRs, associated with the initial NUZYRA approval, and an option for BARDA to procure up to 10,000 treatment courses of NUZYRA for use against potential biothreats. In September 2021, we and BARDA modified the original BARDA contract, herein referred to as the amended BARDA contract, to provide additional funding to expand the development of NUZYRA under an FDA Animal Efficacy Rule development program to support a supplemental New Drug Application, or sNDA, to the FDA to include post-exposure prophylaxis, or PEP, in addition to the treatment of pulmonary anthrax, herein referred to as the amended option.
Under the terms of the original BARDA contract, approximately $59.4 million was awarded to us by BARDA in December 2019 for the development of NUZYRA for the treatment of pulmonary anthrax and the purchase of an initial 2,500 treatment courses of NUZYRA. As part of this initial $59.4 million award, the $37.9 million procurement of NUZYRA was delivered to and accepted by BARDA in June 2021, and the amount earned from this procurement was recognized in net U.S. sales of NUZYRA during the second quarter of 2021. The Company has been periodically invoicing against the remaining $21.5 million of the initial award based on costs incurred during the development program.
Two additional contractual services under the original BARDA contract were initiated by BARDA in March 2020 that awarded us approximately $76.8 million for reimbursement of existing FDA Post-Marketing Requirements, PMRs, and approximately $20.4 million for reimbursement of manufacturing-related requirements, which the Company has been invoicing against based on costs incurred. This additional funding is projected to support all FDA PMRs associated with the approval of NUZYRA, including CABP and pediatric studies, as well as a five-year post-marketing bacterial surveillance study, and support the U.S. onshoring and security requirements of our manufacturing activities for NUZYRA.
BARDA initiated the amended option in September 2021 that awarded us additional funding to expand the development of NUZYRA under an FDA Animal Efficacy Rule development program to support an sNDA that will include post-exposure prophylaxis, or PEP, in addition to the treatment of pulmonary anthrax for approximately $31.6 million.
The remaining government contractual options under the original and amended BARDA contract include a maximum of approximately $115.4 million to provide for three additional purchases of NUZYRA anthrax treatment courses, each of which will be exercised at BARDA’s discretion upon achievement of development milestones related to the anthrax treatment development program. The amended BARDA contract formalized the triggers for BARDA’s option to purchase of the second NUZYRA procurement upon BARDA's receipt of positive top-line data from our pilot efficacy treatment study of inhalation anthrax in rabbits, which we anticipate will be available as early as the end of 2022. The third procurement will be triggered by BARDA's receipt of positive top-line data in PEP and treatment of inhalation anthrax from a combination of pilot and pivotal efficacy studies in animal models, which the Company anticipates will be available in 2024. The fourth procurement will be triggered by the Company’s receipt of sNDA approval from the FDA for treatment of inhalation anthrax, which is anticipated to follow the third procurement by approximately 18 to 24 months.
We have made significant progress in the pulmonary anthrax development program under the amended BARDA contract. Two PK studies in rabbits have been completed as well as a PK study in non-human primates. In addition, we have evaluated minimum inhibitory concentrations, or MICs, of omadacycline against over 130 anthrax strains. Omadacycline continued to demonstrate potent MICs and is considered effective against all anthrax isolates that were tested. The collection of isolates included a strain resistant to doxycycline and a strain resistant to ciprofloxacin. Omadacycline activity was not impacted by either of these resistant strains.
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
We also continue to pursue a number of other life-cycle opportunities for NUZYRA. In May 2021, the FDA approved our supplemental new drug application, or sNDA, for the oral-only loading dose regimen for patients diagnosed with CABP, based upon the results of a study that demonstrated an oral-only loading dose regimen has a comparable PK profile to the approved IV loading dose regimen in patients with CABP that was established in the Phase 3 CABP registration study.
We have discussed trial designs and potential registration pathways with the FDA to determine the efficacy and safety of omadacycline in patients afflicted with non-tuberculous mycobacteria abscessus, or NTM abscessus, which are environmental organisms that can be found in soil, dust, and water, including natural and municipal water sources. Infection occurs when a person is exposed to NTM organisms. NTM abscessus can form difficult-to-eliminate biofilms, which are collections of microorganisms that stick to each other, and adhere to surfaces in moist environments. Although severe infection can affect the lymph nodes, skin, soft tissues, bones, and joints, the vast majority of NTM abscessus infection cases are pulmonary. The diagnosis of NTM abscessus infection is often delayed due to the constellation of non-specific symptoms and a lack of disease state awareness by clinicians.
NTM abscessus is a rare and orphan disease with no FDA-approved therapies, which we estimate has a potential $1.0 billion addressable market in the U.S. This opportunity has broadened based upon the demonstration of potent in vitro activity in a dynamic hollow fiber model of NUZYRA against mycobacterium avium complex, or MAC, a significantly larger segment of NTM pulmonary disease. In August 2021, FDA granted orphan drug designation for NUZYRA for the treatment of infections caused by NTM. This orphan drug designation includes NTM pulmonary disease caused by both NTM abscessus as well as MAC.
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
We have incurred significant losses since our inception in 1996. Our accumulated deficit at March 31, 2022 was $884.8 million and our net loss for the three months ended March 31, 2022 was $17.9 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and selling, general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue. We expect to continue to incur significant expenses and operating losses for the next several years.
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
Business Update Regarding Geo-Political Events
Russia’s invasion of Ukraine has caused us to suspend enrollment in both countries for a post-marketing required clinical study for adult patients with CABP. The cost of this trial is being reimbursed under our BARDA contract. Identification and preparation of alternative countries and sites is ongoing and will delay the study and could result in significant additional costs.
Additionally, Russia’s invasion of Ukraine has affected manufacturing and supply chains abroad. Although we have not been materially impacted by these disruptions to date, it could impact our ability to timely obtain materials, supplies or medical equipment to conduct our research and development or manufacturing work.
For additional information on the various risks posed by the COVID-19 pandemic and geo-political events, refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 1A. Risk Factors included in the 2021 Form 10-K.
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
Under the terms of the BARDA contract, BARDA can procure up to 10,000 anthrax treatment courses of NUZYRA. As of March 31, 2022, an initial 2,500 treatment courses of NUZYRA were purchased by BARDA. The product procurement performance obligations generate revenue at a point in time, which will be upon transfer of control of the product. As such, the related revenue for these performance obligations is recognized at a point in time as product revenue within our consolidated statement of operations. Refer to Note 7, Government Contract Revenue to the interim condensed consolidated financial statements included in this report for further discussion of the BARDA contract and related revenue recognition.

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
Research and Development Expense
Research and development expenses consisted primarily of costs directly incurred by us for the development of our product candidates, which include:
•expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites that conduct our clinical trials;
•the cost of acquiring and manufacturing preclinical and clinical study materials and developing manufacturing processes;
•direct employee-related expenses, including salaries, benefits, travel and stock-based compensation expense of our research and development personnel;
•allocated facilities, depreciation, and other expenses, which include rent and maintenance of facilities, insurance and other supplies; and
•costs associated with preclinical activities and regulatory compliance.
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
•the scope, rate of progress, and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;
•future clinical trial results;
•potential changes in government regulation; and
•the timing and receipt of any regulatory approvals.
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
We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our research and development expenses for omadacycline and other projects during the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Omadacycline costs	$5,081	$2,874
Other research and development costs	2,397	2,664
Total	$7,478	$5,538
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

Results of Operations
Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
Product revenue, net	$19,918	$13,207	$6,711
Government contract service revenue	2,172	973	1,199
Government contract grant revenue	2,099	1,613	486
Collaboration and royalty revenue	672	634	38
Net revenue	$24,861	$16,427	$8,434
Expenses:
Cost of product revenue	3,494	2,751	743
Research and development	7,478	5,538	1,940
Selling, general and administrative	27,602	22,359	5,243
Total operating expenses	38,574	30,648	7,926
Loss from operations	(13,713)	(14,221)	508
Other income and expenses:
Interest income	107	25	82
Interest expense	(4,479)	(4,307)	(172)
Other gains (losses), net	175	157	18
Net loss	$(17,910)	$(18,346)	$436
Product Revenue, Net
Net product revenue recognized on sales of NUZYRA in the U.S. was $19.9 million and $13.2 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The increase in net product revenue is primarily the result of an increase in sales volume due to higher customer demand.
Government Contract Service Revenue
Government contract service revenue earned under our BARDA contract was $2.2 million and $1.0 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The increase in government contract service revenue is primarily the result of activities for the U.S. onshoring of NUZYRA manufacturing and additional work completed under the anthrax development program.
Government Contract Grant Revenue
Government contract grant revenue earned under our BARDA contract was $2.1 million and $1.6 million during the three months ended March 31, 2022 and March 31, 2021, respectively. The increase in government contract service revenue is primarily the result of increased costs incurred to support existing FDA PMRs.
Collaboration and Royalty Revenue
Collaboration and royalty revenue was $0.7 million for three months ended March 31, 2022, which increased slightly from $0.6 million for the three months ended March 31, 2021 as a result of royalty revenue earned on initial sales of NUZYRA in China. Royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third-party data and an approximation of discounts and allowances to calculate net product sales, to which we then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenue will be adjusted in the period in which they become known, which is expected to be the following quarter.

Cost of Product Revenue
Cost of product revenue was $3.5 million for the three months ended March 31, 2022, compared to $2.8 million for the three months ended March 31, 2021. The $0.7 million increase is primarily the result of an increase in NUZYRA product sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of NUZYRA units recognized as revenue during the three months ended March 31, 2022 and March 31, 2021 were expensed prior to FDA approval in October 2018, and therefore are not included in cost of product revenue during the period. We expect cost of product revenue to increase in absolute dollars as product revenue increases.
Research and Development Expense
Research and development expenses were $7.5 million for the three months ended March 31, 2022, compared to $5.5 million for the three months ended March 31, 2021. The $1.9 million increase in research and development expenses was primarily due to costs for activities reimbursed under the BARDA contract and costs incurred for the Phase 2b NTM study.
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
Selling, General and Administrative Expense
Selling, general and administrative expenses were $27.6 million for the three months ended March 31, 2022, compared to $22.4 million for the three months ended March 31, 2021. The $5.2 million increase is primarily the result of an increase in compensation expense and costs incurred for the NUZYRA community expansion.
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
Other Income and Expenses
Interest expense for the three months ended March 31, 2022 represents interest incurred on the Notes of $2.2 million, R-Bridge Loan Agreement of $1.2 million, the Royalty-Backed Loan Agreement of $1.0 million, and insignificant interest expense related to our money market funds and marketable securities. Interest income for the three months ended March 31, 2022 represents interest earned on our money market funds and marketable securities.
Interest expense for the three months ended March 31, 2021 represents interest incurred on the Notes of $2.2 million, the R-Bridge Loan Agreement of $1.1 million, and the Royalty-Backed Loan Agreement of $1.0 million. Interest income for the three months ended March 31, 2021 represents interest earned on our money market funds and marketable securities.
Liquidity and Capital Resources
On May 11, 2020, we filed a registration statement on Form S-3 with the SEC, as amended on June 19, 2020 and declared effective on July 9, 2020, to sell certain of our securities in an aggregate amount of up to $250.0 million. As of April 30, 2022, $223.3 million remains available on this shelf registration statement, with $23.3 million reserved for potential sales under our Sales Agreement (as defined below).On May 17, 2021, we entered into an At-the-Market Sales Agreement, or the Sales Agreement, with BTIG, LLC, or BTIG, under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through BTIG as our sales agent. Sales of our common stock through BTIG, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on the Nasdaq Global Market or any other existing trading market for its common stock. BTIG will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay BTIG a commission of 3% of the gross sales proceeds of any common stock sold through BTIG under the Sales Agreement. During three months ended March 31, 2022, we sold 884,230 shares of our common stock pursuant to the Sales Agreement for $3.1 million in proceeds, after deducting an insignificant amount of commissions. As of April 30, 2022, $23.3 million remains available for sale under the Sales Agreement.
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
As of March 31, 2022, we had cash, cash equivalents and marketable securities of $79.1 million.
The following table summarizes our cash provided by and used in operating, investing and financing activities:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(19,110)	$(21,518)
Net cash (used) provided by investing activities	$(15,196)	$19,738
Net cash (used) provided by financing activities	$3,097	$(394)
Operating Activities
Net cash used in operating activities was $19.1 million for the three months ended March 31, 2022, compared to $21.5 million for the three months ended March 31, 2021. The change in net cash used in operating activities primarily consists of our net losses adjusted for non-cash items and changes in components of operating assets and liabilities as follows:
–for the three months ended March 31, 2022, a net loss of $17.9 million was adjusted for non-cash items, including stock-based compensation expense of $2.5 million, non-cash interest expense of $1.5 million, and a net increase of $5.3 million due to changes in operating assets and liabilities. The significant items in the change in operating assets and liabilities include a net increase in accounts payable and accrued expenses, inventories, and other liabilities and other assets of $9.8 million, offset by a decrease in accounts receivable, other receivables, prepaid, and other current assets of $4.2 million.
–for the three months ended March 31, 2021, a net loss of $18.3 million was adjusted for non-cash items, including stock-based compensation expense of $1.6 million, non-cash interest expense of $0.3 million, and a net decrease of $5.2 million due to changes in operating assets and liabilities. The significant items in the change in operating assets and liabilities include an increase in inventories of $2.7 million, an increase in other liabilities and other assets of $2.0 million and an increase in accounts payable and accrued expenses of $0.4 million.
Investing Activities
Net cash used by investing activities during the three months ended March 31, 2022 consists of $15.2 million million in purchases of marketable securities.
Net cash provided by investing activities during the three months ended March 31, 2021 consists of $20.0 million in proceeds from maturities of marketable securities, offset by $0.3 million in purchases of fixed assets.
Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2022 consists of $3.1 million in net proceeds raised through the sale of shares of our common stock under the Sales Agreement.

Net cash used in financing activities during the three months ended March 31, 2021 consists of $0.4 million in payments of debt issuance costs under the R-Bridge Loan Agreement
Future Funding Requirements
We began generating revenue from product sales when we launched NUZYRA in the U.S. in February 2019. We also began earning royalties on net sales of SEYSARA in the U.S. when Almirall launched the product in January 2019 and on net sales of NUZYRA in the greater China region when Zai launched the product in December 2021. Our future funding requirements will depend on our ability to generate continued revenue from sales of NUZYRA, and our partners, Almirall and Zai's, ability to generate continued revenue from sales of SEYSARA and NUZYRA, respectively. We do not expect to generate any other revenue unless and until our SEYSARA greater China region partner, Almirall, obtains regulatory approval of and commercializes its respective product in the greater China region. We will require substantial additional funding to meet FDA PMRs for NUZYRA, which we expect to continue to be funded through the BARDA contract. Additional resources will also be needed to support and accelerate the commercialization of NUZYRA, fund the development of omadacycline in other indications, including NTM, and to advance the development of potential other product candidates, and such funding may not be available on favorable terms or at all. BARDA’s procurements of NUZYRA will also be an important component to satisfying future funding requirements.
We expect to continue to incur significant expenditures and operating losses for the next few years as we:
•conduct additional clinical trials of omadacycline;
•seek regulatory approvals for additional indications for omadacycline, such as omadacycline for the treatment of NTM;
•continue to augment our sales, marketing and distribution infrastructure to commercialize NUZYRA and increase our manufacturing capacity and capabilities to satisfy demand;
•add personnel to support our planned commercialization efforts;
•build product inventory; and
•service and pay down our debt.
Based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities of $79.1 million as of March 31, 2022 will extend our cash runway through the end of 2023 with a pathway to cash flow break even.
We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our pharmaceutical products, especially given the constraints on in-person promotion of NUZYRA and reduced access to prescribers due to restrictions in access to hospitals during the COVID-19 pandemic, and the unknown extent to which we will maintain existing or enter into new collaborations with third parties to participate in the development and commercialization of our product and product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures that we will require to fund our continuing operations, including for our clinical development programs and commercialization efforts for NUZYRA. Our future capital requirements will depend on many factors, including:
•the progress of clinical development of omadacycline in additional indications, including NTM and pulmonary anthrax;
•the costs and timing of commercialization activities for NUZYRA;
•product revenue received from commercial sales of NUZYRA;
•royalty revenue received from commercial sales of SEYSARA by Almirall;
•timing and amount of actual reimbursements and NUZYRA purchases under the BARDA contract;
•the ability of Zai to develop, manufacture and commercialize omadacycline in the Zai territory;
•the number and characteristics of other product candidates that we may pursue;

•the scope, progress, timing, cost and results of research, preclinical development and clinical trials;
•the costs, timing and outcome of seeking, obtaining, maintaining and expanding FDA and non-U.S. regulatory approvals;
•the costs associated with manufacturing and maintaining high quality sales, marketing and distribution capabilities;
•the number and characteristics of other product candidates that we may pursue;
•our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights;
•our need and ability to hire additional management, scientific, commercial, operations and medical personnel;
•the effect of competing products that may limit market penetration of our products;
•our need to implement additional internal systems and infrastructure, including financial and reporting systems;
•resources required to develop and implement policies and processes to promote ongoing compliance with applicable healthcare laws and regulations;
•costs required to ensure that our and our partners’ business arrangements with third parties comply with applicable healthcare laws and regulations;
•the economic and other terms, timing and success of our existing collaboration and licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future, including the timing of receipt of any milestone or royalty payments under such arrangements; and
•the effect of the COVID-19 pandemic on the economy generally and on our business and operations specifically, including our sales of NUZYRA, sales by our collaboration partners with respect to which we are entitled to royalties, our third-party manufacturers and supply chain, our research and development efforts, our clinical trials and our employees.
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
Recent Accounting Pronouncements
Refer to Note 18, Recent Accounting Pronouncements, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Contractual Obligations and Commitments
There have been no material changes in our contractual obligations and commitments as of March 31, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” in our 2021 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks
Our cash and cash equivalents balance as of March 31, 2022 consisted solely of cash and cash equivalents. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, including interest rate changes resulting from the impact of the COVID-19 pandemic. However, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our cash and cash equivalents balance. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our cash and cash equivalents balance.
We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 5.0% of total liabilities as of March 31, 2022.
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
As of March 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2022, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Information in response to this Item is incorporated herein by reference from Note 17, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
There have been no material changes from the risk factors set forth in our 2021 Form 10-K.

Item 6.    Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock	Form 8-K	001-36066	3.1	July 24, 2015

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	Form 10-Q	001-36066	3.4	August 9, 2021

3.5	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Form of Warrant Agreement issued to Hercules Capital, Inc.	Form 8-K	001-36066	4.1	June 29, 2017

4.3	Warrant Agreement issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.5	August 2, 2018

4.4	Warrant Agreement, dated as of August 5, 2020 issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.9	August 10, 2020

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
_____________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of May 2022.

Paratek Pharmaceuticals, Inc.

By:	/s/ Evan Loh M.D.
Evan Loh M.D.
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sarah Higgins
Sarah Higgins
Vice President, Finance (Principal Financial and Accounting Officer)