Form 10-Q
period 2022-06-30
Paratek Pharmaceuticals, Inc.
filed 2022-08-03
CIK 1178711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2022 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2022, there were 54,862,502 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
Paratek Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and par value amounts)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$39,505	$80,367
Marketable securities	29,886	15,107
Restricted cash	—	125
Accounts receivable, net	28,521	29,438
Inventories	13,083	11,020
Other receivables	3,297	3,679
Prepaid and other current assets	13,476	12,364
Total current assets	127,768	152,100
Long-term restricted cash	125	125
Fixed assets, net	712	794
Goodwill	829	829
Right-of-use assets	1,352	1,757
Long-term inventories	32,662	27,767
Other long-term assets	247	497
Total assets	$163,695	$183,869
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,257	$5,394
Accrued expenses	25,661	23,446
Other current liabilities	2,182	2,457
Total current liabilities	30,100	31,297
Long-term debt	257,153	254,428
Long-term lease liabilities	854	1,308
Accrued long-term compensation	22,339	21,846
Other liabilities	2,616	2,777
Total liabilities	$313,062	$311,656
Stockholders’ deficit
Preferred stock:
Undesignated preferred stock: $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 54,778,638 shares issued and outstanding as of June 30, 2022; and 200,000,000 shares authorized; 51,711,809 shares issued and outstanding as of December 31, 2021	55	52
Additional paid-in capital	753,223	739,053
Accumulated other comprehensive income	(233)	(9)
Accumulated deficit	(902,412)	(866,883)
Total stockholders’ deficit	(149,367)	(127,787)
Total liabilities and stockholders’ deficit	$163,695	$183,869
See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue, net	$25,082	$52,803	$45,000	$66,009
Government contract service revenue	1,896	2,113	4,068	3,086
Government contract grant revenue	2,082	2,087	4,182	3,701
Collaboration and royalty revenue	577	489	1,248	1,123
Net revenue	$29,637	$57,492	$54,498	$73,919
Expenses:
Cost of product revenue	4,878	9,778	8,372	12,529
Research and development	7,592	6,519	15,069	12,057
Selling, general and administrative	30,335	27,106	57,937	49,465
Total operating expenses	42,805	43,403	81,378	74,051
Income (loss) from operations	(13,168)	14,089	(26,880)	(132)
Other income and expenses:
Interest income	133	11	240	36
Interest expense	(4,546)	(4,344)	(9,025)	(8,651)
Other gains (losses), net	(38)	(39)	138	118
Net income (loss)	$(17,619)	$9,717	$(35,527)	$(8,629)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities, net of tax	(53)	—	(224)	(4)
Comprehensive income (loss)	$(17,672)	$9,717	$(35,751)	$(8,633)
Basic and diluted net loss per common share	$(0.33)	$0.20	$(0.67)	$(0.18)
Weighted average common stock outstanding
Basic	53,023,350	47,122,717	53,310,091	46,894,812
Diluted	53,023,350	48,945,736	53,310,091	46,894,812
See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income (loss)	$(35,527)	$(8,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	275	225
Stock-based compensation expense	6,354	6,602
Noncash interest expense	2,725	672
Changes in operating assets and liabilities
Accounts receivable, other receivables, prepaid, and other current assets	187	(46,618)
Inventories	(6,958)	(4,662)
Operating lease right-of-use asset	404	(95)
Accounts payable and accrued expenses	(923)	(525)
Operating lease liability	(455)	158
Other liabilities and other assets	309	(1,852)
Net cash used in operating activities	(33,609)	(54,724)
Investing activities
Purchase of fixed assets	(36)	(379)
Purchase of marketable securities	(15,160)	—
Proceeds from maturities of marketable securities	—	20,000
Net cash (used) provided by investing activities	(15,196)	19,621
Financing activities
Payment of long-term royalty-backed loan agreement debt issuance costs	—	(397)
Proceeds from sale of common stock, net of costs	7,330	4,645
Proceeds from the employee stock purchase plan and stock options	488	355
Net cash (used) provided by financing activities	7,818	4,603
Net (decrease) increase in cash, cash equivalents and restricted cash	(40,987)	(30,500)
Cash, cash equivalents and restricted cash at beginning of period	80,617	106,048
Cash, cash equivalents and restricted cash at end of period	$39,630	$75,548
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$5,739	$5,865
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Paid in-kind interest included in accrued expenses	$2,011	$1,614
See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2021	51,711,809	$52	$739,053	$(9)	$(866,883)	$(127,787)
Exercise of stock options	729	—	6	—	—	6
Issuance of common stock, net of expenses	884,230	1	3,090	—	—	3,091
Vesting of restricted stock unit awards	426,582	—	—	—	—	—
Employee stock purchase plan expense	—	—	36	—	—	36
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(171)	—	(171)
Stock-based compensation expense	—	—	2,433	—	—	2,433
Net loss	—	—	—	—	(17,910)	(17,910)
Balances at March 31, 2022	53,023,350	$53	$744,618	$(180)	$(884,793)	$(140,302)
Issuance of common stock, net of expenses	1,455,156	2	4,237	—	—	4,239
Employee stock purchase plan expense	—	—	29	—	—	29
Issuance of stock under the employee stock purchase plan	300,132	—	483	—	—	483
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(53)	—	(53)
Stock-based compensation expense	—	—	3,856	—	—	3,856
Net income	—	—	—	—	(17,619)	(17,619)
Balances at June 30, 2022	54,778,638	$55	$753,223	$(233)	$(902,412)	$(149,367)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2020	46,516,567	$46	$705,489	$4	$(807,799)	$(102,260)
Exercise of stock options	961	—	3	—	—	3
Issuance of common stock, net of expenses	—	—	—	—	—	—
Vesting of restricted stock unit awards	389,700	1	(1)	—	—	—
Employee stock purchase plan expense	—	—	27	—	—	27
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(4)	—	(4)
Stock-based compensation expense	—	—	1,572	—	—	1,572
Net loss	—	—	—	—	(18,346)	(18,346)
Balances at March 31, 2021	46,907,228	$47	$707,090	$—	$(826,145)	$(119,008)
Issuance of common stock, net of expenses	649,022	1	4,644	—	—	4,645
Vesting of restricted stock unit awards	376,301	—	—	—	—	—
Employee stock purchase plan expense	—	—	29	—	—	29
Issuance of stock under the employee stock purchase plan	63,920	—	352	—	—	352
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,974	—	—	4,974
Net income	—	—	—	—	9,717	9,717
Balances at June 30, 2021	47,996,471	$48	$717,089	$—	$(816,428)	$(99,291)

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
The Company has incurred significant losses since inception in 1996. The Company has generated an accumulated deficit of $902.4 million through June 30, 2022 and may require substantial additional funding in connection with the Company’s continuing operations to support clinical development and commercialization activities associated with NUZYRA. Based upon the Company’s current operating plan, it anticipates that its cash, cash equivalents and marketable securities of $69.4 million as of June 30, 2022 will enable the Company to fund operating expenses and capital expenditure requirements through at least the next twelve months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q. The Company expects to finance future cash needs primarily through a combination of product sales, royalties, public or private equity offerings, debt or other structured financings, strategic collaborations, grant funding and government funding. The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third-party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations as well as the risks discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 14, 2022, or the 2021 Form 10-K, and in the Company’s other filings with the SEC.
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
The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2022 and December 31, 2021, results of operations for the three and six month periods ended June 30, 2022 and June 30, 2021, cash flows for the six month periods ended June 30, 2022 and June 30, 2021 and changes in stockholders’ deficit for the three and six month periods ended June 30, 2022 and June 30, 2021.
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
Summary of Significant Accounting Policies
As of June 30, 2022, the Company’s significant accounting policies and estimates, which are detailed in the Company’s 2021 Form 10-K, have not changed.
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

Accounts receivable as of June 30, 2022 includes $24.4 million due from customers for sales of NUZYRA, net of prompt payment discounts, chargebacks, rebates and certain fees. Accounts receivable as of June 30, 2022 also includes $1.1 million of government contract service revenue earned under contract with the Biomedical Advanced Research and Development Authority, or the BARDA contract, $1.4 million of government contract grant revenue earned under the BARDA contract, and estimated revenue earned of $0.6 million of royalties on SEYSARA sales under the Almirall Collaboration Agreement (as defined below) and XERAVA TM (eravacycline) sales under the Tetraphase License Agreement (as defined below). Refer to Note 7, Government Contract Revenue for further information on the BARDA contract and to Note 8, License and Collaboration Agreements for further information on the Almirall Collaboration Agreement and the Tetraphase License Agreement.
3.    Marketable Securities
The following are summaries of available-for-sale securities as of June 30, 2022 and December 31, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2022
U.S. treasury securities	$30,119	$—	$(233)	$29,886
Total	$30,119	$—	$(233)	$29,886

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2021
U.S. treasury securities	$15,116	$—	$(9)	$15,107
Total	$15,116	$—	$(9)	$15,107
As of June 30, 2022, the Company had securities with a total fair market value of $29.9 million in an unrealized loss position, of which none were in a continuous unrealized loss position for more than twelve months. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and primarily related to the change in market interest rates since purchase. Therefore, the Company anticipates a full recovery of the amortized cost basis of its securities at maturity.
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the three and six months ended June 30, 2022.
4.    Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statement of cash flows that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows (in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$39,505	$75,298
Short-term restricted cash	—	125
Long-term restricted cash	125	125
Total cash, cash equivalents and restricted cash shown on the condensed consolidated statement of cash flows	$39,630	$75,548
Short-term restricted cash
The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. In accordance with the lease, the Company had a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million at December 31, 2021 naming the landlord as beneficiary. The $0.3 million letter of credit was refunded to the Company in April 2022 under the terms of the original lease agreement. The Company executed an amendment to the existing lease agreement in April 2021. In accordance with the amendment, the cash-collateralized irrevocable standby letter of credit was reduced to an insignificant amount and is reclassified as long-term restricted cash as of June 30, 2022. Refer to Note 14, Leases, for further details.
Long-term restricted cash
As of June 30, 2022 and December 31, 2021, long-term restricted cash included the insignificant cash-collateralized irrevocable standby letter of credit described above.
5.    Inventories
The following table presents inventories, net (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$903	$1,082
Work in process	27,351	24,675
Finished goods	17,491	13,030
Total inventories	$45,745	$38,787
When recorded, inventory reserves reduce the carrying value of inventories to their net realizable value. The Company reviews inventories on hand at least quarterly and records provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. No inventory reserves existed as of June 30, 2022 and December 31, 2021.
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
The Company was in a net loss position as of June 30, 2022. The following outstanding shares subject to stock options and RSUs, warrants to purchase shares of common stock, common stock issuable upon conversion of convertible debt and shares issuable under the Company’s employee stock purchase plan were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the three and six months ended June 30, 2022 as indicated below:

Three and Six Months Ended June 30,
2022
Excluded potentially dilutive securities (1):
Common stock issuable under outstanding convertible notes	10,377,361
Shares subject to outstanding options to purchase common stock	2,119,588
Unvested restricted stock units	7,213,532
Shares subject to warrants to purchase common stock	426,866
Shares issuable under employee stock purchase plan	159,738
Totals	20,297,085
(1) The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of June 30, 2022. Such amounts have not been adjusted for the treasury-stock method or weighted-average outstanding calculations as required if the securities were dilutive.
The Company was in a net income position for the three months ended June 30, 2021 and a net loss position for the six months ended June 30, 2021. The following outstanding shares of common stock equivalents were excluded from the computation of net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Excluded potentially dilutive securities (1):
Common stock issuable under outstanding convertible notes	10,377,361	10,377,361
Shares subject to warrants to purchase common stock	469,388	469,388
Shares subject to outstanding options to purchase common stock	1,057,092	2,103,326
Unvested restricted stock units	—	5,917,615
Shares issuable under employee stock purchase plan	—	542,896
Totals	11,903,841	19,410,586
(1) 2,672,999 performance-based RSUs were excluded from the computation of net income (loss) per share as the performance conditions were not satisfied as of June 30, 2021.
Basic and diluted earnings (loss) per common share were determined as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Basic
Net income (loss)	$(17,619)	$9,717	$(35,527)	$(8,629)
Undistributed earnings allocated to warrants	—	(96)	—	—
Net income (loss)	$(17,619)	$9,621	$(35,527)	$(8,629)
Weighted average common shares outstanding	53,023,350	47,122,717	53,310,091	46,894,812
Basic earnings (loss) per common share	$(0.33)	$0.20	$(0.67)	$(0.18)

Diluted
Net income (loss)	$(17,619)	$9,717	$(35,527)	$(8,629)
Undistributed earnings allocated to warrants	—	(96)		—
Net income (loss)	$(17,619)	$9,621	$(35,527)	$(8,629)
Weighted average common shares outstanding	53,023,350	47,122,717	53,310,091	46,894,812
Effect of dilutive stock options	—	366,793		—
Effect of dilutive restricted stock units	—	1,456,226
Weighted average common shares outstanding assuming dilution	53,023,350	48,945,736	53,310,091	46,894,812
Diluted earnings (loss) per common share	$(0.33)	$0.20	$(0.67)	$(0.18)
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
As the BARDA contract is partially within the scope of ASC 606 and partially within the scope of other guidance, the Company applied the guidance of ASC 606 to initially measure the parts of the contract to which ASC 606 is applicable. The total transaction price of the parts of the BARDA contract that existed at the outset of the contract that fall under ASC 606 was determined to be $63.6 million, inclusive of $4.2 million in variable consideration and was allocated to each of the three performance obligations based on the performance obligation’s estimated relative stand-alone selling prices. As of June 30, 2022, the Company reevaluated the variable consideration of $4.2 million that is included in the transaction price and determined that the variable consideration should not be constrained as it is not probable that a significant reversal in the amount of the cumulative revenue recognized will occur in a future period. The transaction price was allocated as follows: $21.5 million to research and development services performed for the treatment of pulmonary anthrax in (i), which will be classified as government contract service revenue when recognized, $37.9 million to the procurement of 2,500 treatment courses of NUZYRA in (ii), which was classified as product revenue when recognized, and a total of $4.2 million to the options to procure up to three 2,500 treatment courses of NUZYRA in (v), which will be included within product revenue when recognized upon exercise and transfer of control of related treatment courses. The Company estimated the stand-alone selling price of the research and development services performed for the treatment of pulmonary anthrax based on the Company’s projected cost of providing the services plus an applicable profit margin commensurate with observable market data for similar services. The Company estimated the stand-alone selling price of the procurement of 2,500 treatment courses of NUZYRA based on historical pricing of the Company’s commercial products to similar customers. The Company estimated the stand-alone selling price of the future procurement options based on the discount that the customer would obtain when exercising the option, adjusted for any discount that the customer could receive without entering into the contract, and the likelihood that the option will be exercised.
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
The Company recognized $4.1 million and $3.1 million of government contract service revenue under the BARDA contract during the six months ended June 30, 2022 and June 30, 2021, respectively. The Company recognized $1.9 million and $2.1 million of government contract service revenue under the BARDA contract during the three months ended June 30, 2022 and June 30, 2021, respectively.
As of June 30, 2022, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $63.7 million. The Company expects to recognize this amount as revenue over the next three to six years.
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
The Company recognized $4.2 million and $3.7 million of government contract grant revenue under the BARDA contract during the six months ended June 30, 2022 and June 30, 2021, respectively. The Company recognized $2.1 million and $2.1 million of government contract grant revenue under the BARDA contract during the three months ended June 30, 2022 and June 30, 2021, respectively.

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
As of June 30, 2022, $0.9 million of unbilled accounts receivable was recorded and is a component of accounts receivable, net on the Company’s condensed consolidated balance sheet. As of December 31, 2021, $0.8 million of unbilled accounts receivable was recorded and is a component of accounts receivable, net on the Company’s condensed consolidated balance sheet.
As of June 30, 2022 and December 31, 2021, $1.1 million and $0.8 million, respectively of deferred revenue was recorded and is a component of other current liabilities on the Company’s condensed consolidated balance sheet.
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
In accordance with the Company’s revenue recognition policy, the Company recognized an insignificant amount of royalty revenue during the three and six months ended June 30, 2022 under the Tetraphase License Agreement.
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

Based on these assessments, the Company determined that two performance obligations existed at the outset of the Zai Collaboration Agreement: (i) the exclusive license combined with the initial technology transfer and (ii) the transfer of certain materials. The Company has recognized $21.5 million in milestone revenue, as described above, under the Zai Collaboration Agreement as of June 30, 2022. As the performance obligation to deliver the license was satisfied in 2017 and research and development services completed by December 2021, all milestone payments are recognized as revenue when the risk of significant reversal is resolved, generally when the milestone event occurs. Therefore, the $6.0 million milestone payment upon regulatory approval of NUZYRA in the People’s Republic of China was recognized in December 2021.
There was no deferred revenue as of June 30, 2022 and December 31, 2021 under the Zai Collaboration Agreement.
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
Royalty payments are recognized when the sales occur. During the six months ended June 30, 2022 and June 30, 2021, the Company recognized $0.9 million and $1.0 million of royalty revenue, respectively, for sales of SEYSARA in the U.S. by Almirall under the Almirall Collaboration Agreement. During the three months ended June 30, 2022 and June 30, 2021, the Company recognized $0.4 million and $0.5 million of royalty revenue, respectively, for sales of SEYSARA in the U.S. by Almirall under the Almirall Collaboration Agreement. Royalty revenue recognized for sales of SEYSARA in the U.S. is estimated using third-party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applies the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, which is expected to be the following quarter.
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
During the six months ended June 30, 2022 and June 30, 2021, the Company incurred $0.7 million and $1.0 million of royalty expense, respectively, under the Tufts License Agreement. During the three months ended June 30, 2022 and June 30, 2021, the Company incurred $0.4 million and $0.8 million of royalty expense, respectively, under the Tufts License Agreement.

Past Collaborations
Novartis International Pharmaceutical Ltd.
In September 2009, the Company and Novartis International Pharmaceutical Ltd., or Novartis, which merged into Novartis Pharma AG, a wholly owned subsidiary of Novartis AG, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. The Company and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, European Medicines Agency, or EMA, or any regulatory agency, but only to the extent the Company had not previously granted such commercialization rights related to omadacycline to another third-party as of any such approval. The Company also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by the Company in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. The first royalty payment became payable as of March 31, 2019. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $2.6 million and $2.8 million as of June 30, 2022 and December 31, 2021, respectively, included within “Other Liabilities” on the Company’s consolidated balance sheet. In addition, short-term liabilities of $0.4 million included within “Other Current Liabilities” on our consolidated balance sheets as of June 30, 2022 and December 31, 2021 represent the portion of royalty payments due to Novartis within twelve months of each balance sheet date. There are no other payment obligations to Novartis under the Novartis Agreement or the amended Novartis Letter Agreement.
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
The Company sold 2,339 shares of common stock pursuant to the Sales Agreement for $7.3 million in proceeds, after deducting an insignificant amount of commissions, during the six months ended June 30, 2022. As of July 31, 2022, $23.3 million remains available for sale under the Sales Agreement.

On May 11, 2020, the Company filed a registration statement on Form S-3 with the SEC, as amended on June 19, 2020, and declared effective on July 9, 2020, to sell certain of its securities in an aggregate amount of up to $250.0 million. As of July 31, 2022, $223.3 million remains available on this shelf registration statement, with $23.3 million reserved for potential sales under the Sales Agreement.
10.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued sales allowances	$8,771	$7,012
Accrued compensation	6,180	8,935
Accrued interest	2,389	2,365
Accrued commercial	2,372	1,654
Accrued inventory	2,446	307
Accrued contract research	1,151	1,019
Accrued professional fees	907	781
Accrued manufacturing	714	670
Accrued other	440	361
Accrued legal costs	291	342
Total	$25,661	$23,446
11.    Fair Value Measurements
Financial instruments, including cash, cash equivalents, restricted cash, money market funds, U.S. treasury securities, accounts receivable, accounts payable, and accrued expenses are carried on the condensed consolidated financial statements at amounts that approximate fair value. The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date. The fair value of the Company’s debt (including the Notes as defined in Note 13, Long-Term Debt), is $225.8 million as of June 30, 2022 and $238.3 million as of December 31, 2021. The fair value of the Company’s debt was determined using Level 2 inputs. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.
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

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2022
Assets:
U.S. treasury securities	$29,886	$—	$—	$29,886
Total Assets	$29,886	$—	$—	$29,886

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2021
Assets:
U.S. treasury securities	$15,107	$—	$—	$15,107
Total Assets	$15,107	$—	$—	$15,107
12.    Stock-Based and Incentive Compensation
Stock-based Compensation
The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expense	$515	$793	$692	$1,116
Selling, general and administrative expense	3,371	4,210	5,662	5,486
Total stock-based compensation expense	$3,886	$5,003	$6,354	$6,602
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

	Six Months Ended June 30,
	2022	2021
Volatility	62.2%	63.2%
Risk-free interest rate	2.3%	0.7%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	5.9	5.9
Stock Plan Activity
The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Equity Incentive Plan, or the 2015 Plan, which was approved by Company stockholders at the annual meeting of shareholders held on June 9, 2015. As of June 30, 2022, there are 326,818 shares available for future issuance under the 2015 Plan.
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
During the six months ended June 30, 2022, the Company’s Board of Directors granted 103,860 stock options and 2,737,840 RSUs to directors, executives, and employees of the Company under the 2015 Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards granted to executives in March 2022 are subject to time-based vesting, with 1/3 of the shares vesting on December 10, 2022, and an additional 1/3 of the shares vesting on the succeeding two anniversaries of such date. The RSU awards granted to non-executive employees of the Company during March 2022 are subject to time-based vesting, with 1/3 of the shares vesting on February 16, 2023, and an additional 1/3 of the shares vesting on the succeeding two anniversaries of such date.

The March 2022 grants also included performance-based RSU, or PRSU, awards to certain executives and employees of the Company, which will vest as follows: (a) 35/55 on certain net product revenue achievements, (b) 10/55 upon BARDA's purchase of the second NUZYRA procurement, and (c) 10/55 on certain business achievements. Since the Company believes it is probable that milestone (a) and (b) above will be achieved, the Company recognized $0.8 million of stock-based compensation expense for the performance condition during the six months ended June 30, 2022 using the accelerated attribution method.
The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Inducement Plan, or the 2015 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 360,000 shares of common stock solely for the grant of inducement stock options to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. The Company has not made any grants under the 2015 Inducement Plan since December 31, 2015. Although the Company does not currently anticipate the issuance of additional grants under the 2015 Inducement Plan, as of June 30, 2022, 341,500 shares remain available for grant under that plan, as well as any shares underlying outstanding stock options that may become available for grant pursuant to the plan’s terms. It is therefore possible that the Company may, based on the business and recruiting needs of the Company, issue additional stock options under the 2015 Inducement Plan.
In June 2017, the Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2017 Inducement Plan, or the 2017 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 550,000 shares of common stock solely for the grant of inducement stock options and RSU awards to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. In October 2018 and March 2022, the Company’s Board of Directors approved the reserve of an additional 500,000 shares and 750,000 shares, respectively, for the 2017 Inducement Plan, for a total of 1,800,000 shares reserved for issuance under it. During the six months ended June 30, 2022, the Company’s Board of Directors granted 83,800 stock options and 223,300 RSUs to employees of the Company under the 2017 Inducement Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The RSU awards are generally subject to time-based vesting, with 100% of the shares of common stock subject to the RSU award vesting three years from the grant date. As of June 30, 2022, 813,604 shares remain available for grant under the 2017 Inducement Plan, as well as any shares underlying awards that may become available for grant pursuant to the plan’s terms.
Stock Options
A summary of stock option activity for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,051,484	$10.92	5.12	$303
Granted	187,660	$2.94
Exercised	(1,646)	$3.58
Cancelled or forfeited	(117,910)	$12.94
Outstanding at June 30, 2022	2,119,588	$10.10	4.96	$—
Exercisable at June 30, 2022	1,756,972	$11.30	4.12	$—
The total intrinsic value of stock options exercised was insignificant for the six months ended June 30, 2022.

Restricted Stock Units
A summary of RSU activity for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	4,920,063	$5.82
Granted	2,961,140	3.09
Released	(432,982)	6.13
Forfeited	(234,689)	5.40
Unvested balance at June 30, 2022	7,213,532	$4.69
Total unrecognized stock-based compensation expense for all stock-based awards was $19.1 million as of June 30, 2022. This amount will be recognized over a weighted-average period of 1.62 years.
2009 Employee Stock Purchase Plan
In June 2009, at the annual meeting of stockholders, the stockholders of the Company approved the 2009 Employee Stock Purchase Plan, or the 2009 ESPP. As of June 30, 2022, 36,539 shares were available for issuance under the 2009 ESPP. Since the merger involving privately-held Paratek Pharmaceuticals, Inc. and Transcept Pharmaceuticals, Inc., the Company has not made the 2009 ESPP available to employees.
2018 Employee Stock Purchase Plan
The Company’s Board of Directors adopted, and in June 2018 Company’s stockholders approved, the Paratek Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan, or the 2018 ESPP. The 2018 ESPP was amended in October 2018 to change the commencement dates of the offering periods. The maximum aggregate number of shares of the Company’s common stock that may be purchased under the 2018 ESPP is 943,294 shares, or the ESPP Share Pool, subject to adjustment as provided for in the 2018 ESPP. The ESPP Share Pool represented 3% of the total number of shares of our common stock outstanding as of March 31, 2018. The 2018 ESPP allows eligible employees to purchase shares during certain offering periods, which will be 6 -month periods commencing June 1 and ending November 30 and commencing December 1 and ending May 31 of each year. The first offering under the 2018 ESPP was December 1, 2018. As of June 30, 2022, 123,199 shares remained available for issuance under the 2018 ESPP. During the six months ended June 30, 2022, the Company recognized an insignificant amount of stock-based compensation expense related to the 2018 ESPP.
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
Awards may be paid out in cash or in a combination of cash and registered securities of equal value (based on the Company’s 20-day trailing average closing common stock price), with the portion paid in registered securities not to exceed 50% of the aggregate payment amount with respect to each tranche; provided, however, that any amounts that are immediately payable on closing with respect to an award in connection with a change in control will be paid in cash.
The Company recognizes the compensation cost over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance. The performance condition under the first tranche of the Plan was deemed probable during 2021. $0.5 million of compensation expense was recognized during the six months ended June 30, 2022. No such compensation expense was recognized during the six months ended June 30, 2021. Compensation cost of $22.3 million and $21.8 million is included in accrued long-term compensation in the Company’s consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively.
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
The R-Bridge Loan Agreement contains certain customary affirmative covenants, including those relating to: use of proceeds; maintenance of books and records; financial reporting and notification; compliance with laws; and protection of Company intellectual property. The R-Bridge Loan Agreement also contains certain customary negative covenants, barring the Subsidiary from: certain fundamental transactions; issuing dividends and distributions; incurring additional indebtedness outside of the ordinary course of business; engaging in any business activity other than related to the Zai Collaboration Agreement; and permitting any additional liens on the collateral provided to the R-Bridge Lender under the R-Bridge Loan Agreement. As of June 30, 2022, the Company was in compliance with all covenants under the R-Bridge Loan Agreement.
An ancillary agreement executed by the Company and the Subsidiary in respect of the Revenue Interest, contains negative covenants applicable to the Company, including restrictions on the sale or transfer of our assets related to NUZYRA and giving rise to the Revenue Interest, each subject to the exceptions set forth therein.
The R-Bridge Loan Agreement contains customary defined events of default, upon which any outstanding principal, unpaid interest, and other obligations of the Subsidiary, shall be immediately due and payable by the Subsidiary. These include: failure to pay any principal or interest when due; failure to pay the Capped Amount when due following a non-qualified change of control of the Company, any uncured breach of a representation, warranty or covenant; any uncured failure to perform or observe covenants; any uncured breach of our representations, warranties or covenants under an ancillary agreement executed by the Company and the Subsidiary in respect of the Royalty Interest; any termination of the Zai Collaboration Agreement; and certain bankruptcy or insolvency events. No events of default had occurred under the R-Bridge Loan Agreement through June 30, 2022.
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
The following table summarizes the impact of the R-Bridge Loan Agreement on the Company’s condensed consolidated balance sheets at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Principal debt including paid-in-kind interest	$62,025	$61,256
Unamortized debt discount and issuance costs	(1,326)	(1,443)
Carrying value	$60,699	$59,813
During the six months ended June 30, 2022, $0.8 million of paid-in-kind interest was capitalized and added to the principal balance of the loan, which represents the shortfall between the interest owed and the Collection Amount.
The Company recognized interest expense of $1.1 million and $2.2 million, and an insignificant amount of amortization expense on the debt issuance costs, on the R-Bridge Loan Agreement for the three and six months ended June 30, 2022, respectively.
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
The following table summarizes the impact of the Notes on the Company’s condensed consolidated balance sheets at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Principal debt	$165,000	$165,000
Unamortized debt issuance costs	(2,048)	(2,572)
Carrying value	$162,952	$162,428
The Company recognized coupon interest expense of $2.0 million and $3.9 million, and amortization expense on the debt issuance costs of $0.3 million and $0.5 million, on the Notes for the three and six months ended June 30, 2022, respectively.

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
The following table summarizes the impact of the Royalty-Backed Loan Agreement on the Company’s condensed consolidated balance sheets at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Principal debt including paid-in-kind interest	$35,101	$33,860
Unamortized debt issuance costs	(1,599)	(1,673)
Carrying value	$33,502	$32,187
During the six months ended June 30, 2022, $1.2 million of paid-in-kind interest was capitalized and added to the principal balance of the loan, which represents the shortfall between the interest owed, and the Almirall Collaboration Agreement royalty payments received.
The Company recognized interest expense of $1.0 million and $2.0 million and an insignificant amount of amortization expense on the debt issuance costs on the Royalty-Backed Loan Agreement for the three and six months ended June 30, 2022, respectively.
Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Long-term debt on the Company’s consolidated balance sheets at June 30, 2022 and December 31, 2021 includes the carrying value of the R-Bridge Loan Agreement, the Notes and the Royalty-Backed Loan Agreement.
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
The total operating lease liability is presented on the Company’s condensed consolidated balance sheet based on maturity dates. $0.7 million of the total operating leases liabilities is classified under “other current liabilities” for the portion due within twelve months of June 30, 2022, and $0.7 million is classified under “long-term lease liability”.
15.    Income Taxes
The Company recorded no provision for income taxes for the three or six months ended June 30, 2022 and June 30, 2021.
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
16.    Product Revenue
To date, the Company’s only source of product revenue has been from NUZYRA product sales beginning in February 2019 when NUZYRA was launched in the U.S. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Patient assistance	Total
Balance at December 31, 2021	$1,006	$5,198	$469	$339	$7,012
Provision related to current period sales	3,472	10,256	595	538	14,861
Adjustment related to prior period sales	(32)	(38)	(373)	—	(443)
Credit or payments made during the period	(3,101)	(8,451)	(624)	(483)	(12,659)
Balance at June 30, 2022	$1,345	$6,965	$67	$394	$8,771

17.    Commitments and Contingencies
In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2022, the Company was not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of executive management or affiliate of the Company is either a party adverse to the Company or the Company’s subsidiaries or has a material interest adverse to the Company or the Company’s subsidiaries.
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
This discussion contains certain forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potential,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward- looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 14, 2022, or the 2021 Form 10-K. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and except as required by law, we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
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
The remaining contractual options under the original and amended BARDA contract include a maximum of approximately $115.4 million to provide for three additional purchases of NUZYRA anthrax treatment courses, each of which will be exercised at BARDA’s discretion upon achievement of development milestones related to the anthrax treatment development program. The amended BARDA contract formalized the triggers for BARDA’s option to purchase the second NUZYRA procurement upon BARDA's receipt of positive top-line data from our pilot efficacy treatment study of inhalation anthrax in rabbits, which we anticipate will be available as early as the end of 2022. The third procurement will be triggered by BARDA's receipt of positive top-line data in PEP and treatment of inhalation anthrax from a combination of pilot and pivotal efficacy studies in animal models, which the Company anticipates will be available in 2024. The fourth procurement will be triggered by the Company’s receipt of sNDA approval from the FDA for treatment of inhalation anthrax, which is anticipated to follow the third procurement by approximately 18 to 24 months.
We have made significant progress in the pulmonary anthrax development program under the amended BARDA contract. Several omadacycline PK studies have been completed in rabbits and in non-human primates to derive the doses to be tested in upcoming pilot OMC efficacy (dose range finding) studies for the treatment of inhalation anthrax. The first oral omadacycline PK study in non-human primates was also completed marking the initiation of the development program for the post exposure prophylaxis indication. In addition, we have evaluated minimum inhibitory concentrations, or MICs, of omadacycline against more than 130 anthrax strains. Omadacycline continued to demonstrate potent MICs and is considered effective against all anthrax isolates that were tested. The collection of isolates included a strain resistant to doxycycline and a strain resistant to ciprofloxacin. Omadacycline activity was not impacted by either of these resistant strains.
Together with BARDA, we also continue to advance our efforts to onshore the manufacturing of NUZYRA to the U.S. We have completed the knowledge transfer and development stage of our manufacturing process for the active pharmaceutical ingredient, or API, of omadacycline to our U.S. onshoring partners and are currently in the engineering stage of the initiative. We have completed knowledge transfer and the initiation of the process development work for production of vials. Our goal is to have U.S. based commercial supply production of tablets by the end of 2022.

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
We have incurred significant losses since our inception in 1996. Our accumulated deficit at June 30, 2022 was $902.4 million and our net loss for the six months ended June 30, 2022 was $17.6 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and selling, general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue. We expect to continue to incur significant expenses and operating losses for the next several years.
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
Business Update Regarding COVID-19
The COVID-19 pandemic continues to present a substantial public health and economic challenge around the world and is continuing to affect our employees, health care institutions, patients, communities and business operations, as well as the U.S. economy and financial markets. The COVID-19 related restrictions on in-person promotional access to health care institutions and the overall impact of COVID-19 restrictions on the health care and hospital environments continue to ebb and flow and could limit the full potential of NUZYRA’s growth. The length of time and full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including the duration, spread and severity of the outbreak, new information that may emerge concerning COVID-19, any resurgence of COVID-19 cases, including as a result of variant strains of the underlying virus, the actions taken to contain the virus or treat its impact, the availability and efficacy of vaccines against COVID-19 and the economic impact on local, regional, national and international markets.
To date, we and our partners have been able to continue to supply our products to our patients worldwide and currently do not anticipate any interruptions in supply for the foreseeable future. We continue to assess the potential impact of the COVID-19 pandemic on our three on-going clinical studies, our BARDA anthrax development program, as well as on our business and operations, including our sales, expenses, supply chain and other clinical studies. Our office-based employees have been permitted to work from home since early March 2020 and have now adopted a hybrid approach with in-person business meetings and collaboration. Our customer-facing personnel are operating through a hybrid model of both virtual and in-person engagement in a manner compliant with guidance issued by the Centers for Disease Control and Prevention and other state and local mandates, with in-person engagement increasing during severe periods of the pandemic in the U.S.
Our third-party contract manufacturing partners continue to operate their manufacturing facilities at or near normal levels. While we currently do not anticipate any interruptions in our supply chain, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our and/or our third-party suppliers’ and contract manufacturing partners' ability to manufacture our products or the products of our partners. During the first half of the year, our technical service, quality assurance and collaboration teams began to travel for the first time in the pandemic to our third party contract manufacturing partners in Europe, after being largely prevented during the COVID-19 pandemic.
Business Update Regarding Geo-Political Events
Russia’s invasion of Ukraine has caused us to suspend enrollment in both countries for a post-marketing required clinical study for adult patients with CABP. The cost of this trial is being reimbursed under our BARDA contract. Identification and preparation of alternative countries and sites is ongoing and will delay the study completion and could result in significant additional costs.
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
Under the terms of the BARDA contract, BARDA can procure up to 10,000 anthrax treatment courses of NUZYRA. As of June 30, 2022, an initial 2,500 treatment courses of NUZYRA were purchased by BARDA. The product procurement performance obligations generate revenue at a point in time, which is upon transfer of control of the product. As such, the related revenue for these performance obligations is recognized at a point in time as product revenue within our consolidated statement of operations. Refer to Note 7, Government Contract Revenue to the interim condensed consolidated financial statements included in this report for further discussion of the BARDA contract and related revenue recognition.

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
We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our research and development expenses for omadacycline and other projects during the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Omadacycline costs	$4,986	$4,100	$10,067	$6,973
Other research and development costs	2,606	2,419	5,002	5,084
Total	$7,592	$6,519	$15,069	$12,057
Selling, General and Administrative Expense
Selling, general and administrative expenses consist principally of compensation costs for our sales force, commercial support personnel, and medical affairs professionals, as well as personnel in executive and other administrative functions. Other selling, general and administrative expenses include marketing, trade, and other commercial costs and distribution fees for the sale of NUZYRA and professional fees for legal, consulting and accounting services.
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

Results of Operations
Comparison of the three months ended June 30, 2022 and 2021

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change
Product revenue, net	$25,082	$52,803	$(27,721)
Government contract service revenue	1,896	2,113	(217)
Government contract grant revenue	2,082	2,087	(5)
Collaboration and royalty revenue	577	489	88
Net revenue	$29,637	$57,492	$(27,855)
Expenses:
Cost of product revenue	4,878	9,778	(4,900)
Research and development	7,592	6,519	1,073
Selling, general and administrative	30,335	27,106	3,229
Total operating expenses	42,805	43,403	(598)
Income (loss) from operations	(13,168)	14,089	(27,257)
Other income and expenses:
Interest income	133	11	122
Interest expense	(4,546)	(4,344)	(202)
Other gains (losses), net	(38)	(39)	1
Net income (loss)	$(17,619)	$9,717	$(27,336)
Product Revenue, Net
Net product revenue recognized on sales of NUZYRA in the U.S. was $25.1 million and $52.8 million for the three months ended June 30, 2022 and June 30, 2021, respectively. The decrease in net product revenue is primarily the result of the delivery and acceptance of the first procurement under the BARDA contract of $37.9 million during the three months ended June 30, 2021, partially offset by an increase in sales volume due to higher customer demand during the three months ended June 30, 2022.
Government Contract Service Revenue
Government contract service revenue earned under our BARDA contract was $1.9 million and $2.1 million for the three months ended June 30, 2022 and June 30, 2021, respectively. The slight decrease in government contract service revenue is primarily due to the timing of activities for the U.S. onshoring of NUZYRA manufacturing and additional work completed under the anthrax development program.
Government Contract Grant Revenue
Government contract grant revenue earned under our BARDA contract was $2.1 million for both the three months ended June 30, 2022 and June 30, 2021 and represents the ongoing costs incurred to support existing FDA PMRs.
Collaboration and Royalty Revenue
Collaboration and royalty revenue was $0.6 million for three months ended June 30, 2022, which increased slightly from $0.5 million for the three months ended June 30, 2021 as a result of royalty revenue earned on initial sales of NUZYRA in China. Royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third-party data and an approximation of discounts and allowances to calculate net product sales, to which we then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenue will be adjusted in the period in which they become known, which is expected to be the following quarter.

Cost of Product Revenue
Cost of product revenue was $4.9 million for the three months ended June 30, 2022, compared to $9.8 million for the three months ended June 30, 2021. The $4.9 million decrease is primarily the result of the delivery and acceptance of the first procurement under the BARDA contract during the three months ended June 30, 2021, partially offset by increases in NUZYRA product sales and royalties owed on net sales of NUZYRA during the three months ended June 30, 2022. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of NUZYRA units recognized as revenue during the three months ended June 30, 2022 and June 30, 2021 were expensed prior to FDA approval in October 2018, and therefore are not included in cost of product revenue during the period. We expect cost of product revenue to increase in absolute dollars as product revenue increases.
Research and Development Expense
Research and development expenses were $7.6 million for the three months ended June 30, 2022, compared to $6.5 million for the three months ended June 30, 2021. The $1.1 million increase in research and development expenses was primarily the result of costs incurred for analytical testing as well as for other non-clinical studies.
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
Selling, General and Administrative Expense
Selling, general and administrative expenses were $30.3 million for the three months ended June 30, 2022, compared to $27.1 million for the three months ended June 30, 2021. The $3.2 million increase is primarily the result of an increase in compensation expense and costs incurred for the NUZYRA community expansion.
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
Other Income and Expenses
Interest expense for the three months ended June 30, 2022 represents interest incurred on the Notes of $2.2 million, the R-Bridge Loan Agreement of $1.2 million, the Royalty-Backed Loan Agreement of $1.1 million, and insignificant interest expense related to our money market funds and marketable securities. Interest income for the three months ended June 30, 2022 represents interest earned on our money market funds and marketable securities.
Interest expense for the three months ended June 30, 2021 represents interest incurred on the Notes of $2.2 million, the R-Bridge Loan Agreement of $1.1 million, and the Royalty-Backed Loan Agreement of $1.0 million. Interest income for the three months ended June 30, 2021 represents interest earned on our money market funds and marketable securities.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change
Product revenue, net	$45,000	$66,009	$(21,009)
Government contract service revenue	4,068	3,086	982
Government contract grant revenue	4,182	3,701	481
Collaboration and royalty revenue	1,248	1,123	125
Net revenue	$54,498	$73,919	$(19,421)
Expenses:
Cost of product revenue	8,372	12,529	(4,100)
Research and development	15,069	12,057	3,012
Selling, general and administrative	57,937	49,465	8,400
Total operating expenses	81,378	74,051	7,327
Income (loss) from operations	(26,880)	(132)	(26,748)
Other income and expenses:
Interest income	240	36	204
Interest expense	(9,025)	(8,651)	(374)
Other gains (losses), net	138	118	20
Net income (loss)	$(35,527)	$(8,629)	$(26,898)
Product Revenue, Net
Net product revenue recognized on sales of NUZYRA in the U.S. was $45.0 million and $66.0 million for the six months ended June 30, 2022 and June 30, 2021, respectively. The decrease in net product revenue is primarily the result of the delivery and acceptance of the first procurement under the BARDA contract of $37.9 million during the six months ended June 30, 2021, partially offset by an increase in sales volume due to higher customer demand during the six months ended June 30, 2022.
Government Contract Service Revenue
Government contract service revenue earned under our BARDA contract was $4.1 million and $3.1 million for the six months ended June 30, 2022 and June 30, 2021, respectively. The increase in government contract service revenue is primarily the result of activities for the U.S. onshoring of NUZYRA manufacturing and additional work completed under the anthrax development program.
Government Contract Grant Revenue
Government contract grant revenue earned under our BARDA contract was $4.2 million and $3.7 million during the six months ended June 30, 2022 and June 30, 2021, respectively. The increase in government contract service revenue is primarily the result of increased costs incurred to support existing FDA PMRs.
Collaboration and Royalty Revenue
Collaboration and royalty revenue was $1.2 million for the six months ended June 30, 2022, which increased slightly from $1.1 million for the six months ended June 30, 2021 as a result of royalty revenue earned on initial sales of NUZYRA in China. Royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third-party data and an approximation of discounts and allowances to calculate net product sales, to which we then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenue will be adjusted in the period in which they become known, which is expected to be the following quarter.

Cost of Product Revenue
Cost of product revenue was $8.4 million for the six months ended June 30, 2022, compared to $12.5 million for the six months ended June 30, 2021. The $4.1 million decrease is primarily the result of the delivery and acceptance of the first procurement under the BARDA contract of $37.9 million during the six months ended June 30, 2021, partially offset by an increase in sales volume due to higher customer demand during the six months ended June 30, 2022. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of NUZYRA units recognized as revenue during the six months ended June 30, 2022 and six months ended June 30, 2021were expensed prior to FDA approval in October 2018, and therefore are not included in cost of product revenue during the period. We expect cost of product revenue to increase in absolute dollars as product revenue increases.
Research and Development Expense
Research and development expenses were $15.1 million for the six months ended June 30, 2022, compared to $12.1 million for the six months ended June 30, 2021. The $3.0 million increase in research and development expenses was primarily due to costs for activities reimbursed under the BARDA contract, analytical testing, and other non-clinical studies.
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
Selling, General and Administrative Expense
Selling, general and administrative expenses were $57.9 million for the six months ended June 30, 2022, compared to $49.5 million for the six months ended June 30, 2021. The $8.4 million increase is primarily the result of an increase in compensation expense and costs incurred for the NUZYRA community expansion.
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
Other Income and Expenses
Interest expense for the six months ended June 30, 2022 represents interest incurred on the Notes of $4.4 million, the R-Bridge Loan Agreement of $2.3 million, the Royalty-Backed Loan Agreement of $2.1 million, and insignificant interest expense related to our money market funds and marketable securities. Interest income for the six months ended June 30, 2022 represents interest earned on our money market funds and marketable securities.
Interest expense for the six months ended June 30, 2021 represents interest incurred on the Notes of $4.4 million, the R-Bridge Loan Agreement of $2.2 million, and the Royalty-Backed Loan Agreement of $2.0 million. Interest income for the six months ended June 30, 2021represents interest earned on our money market funds and marketable securities.
Liquidity and Capital Resources
On May 11, 2020, we filed a registration statement on Form S-3 with the SEC, as amended on June 19, 2020 and declared effective on July 9, 2020, to sell certain of our securities in an aggregate amount of up to $250.0 million. As of July 31, 2022, $223.3 million remains available on this shelf registration statement, with $23.3 million reserved for potential sales under our Sales Agreement (as defined below).On May 17, 2021, we entered into an At-the-Market Sales Agreement, or the Sales Agreement, with BTIG, LLC, or BTIG, under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through BTIG as our sales agent. Sales of our common stock through BTIG, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on the Nasdaq Global Market or any other existing trading market for its common stock. BTIG will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay BTIG a commission of 3% of the gross sales proceeds of any common stock sold through BTIG under the Sales Agreement. During six months ended June 30, 2022, we sold 2,339 shares of our common stock pursuant to the Sales Agreement for $7.3 million in proceeds, after deducting an insignificant amount of commissions. As of July 31, 2022, $23.3 million remains available for sale under the Sales Agreement.
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
As of June 30, 2022, we had cash, cash equivalents and marketable securities of $69.4 million.
The following table summarizes our cash provided by and used in operating, investing and financing activities:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(33,609)	$(54,724)
Net cash (used) provided by investing activities	$(15,196)	$19,621
Net cash (used) provided by financing activities	$7,818	$4,603
Operating Activities
Net cash used in operating activities was $33.6 million for the six months ended June 30, 2022, compared to $54.7 million for the six months ended June 30, 2021. The change in net cash used in operating activities primarily consists of our net losses adjusted for non-cash items and changes in components of operating assets and liabilities as follows:
–for the six months ended June 30, 2022, a net loss of $35.5 million was adjusted for non-cash items, including stock-based compensation expense of $6.4 million, non-cash interest expense of $2.7 million, and a net increase of $7.4 million due to changes in operating assets and liabilities. The significant items in the change in operating assets and liabilities include a net increase in accounts payable and accrued expenses, inventories, and other liabilities and other assets of $8.0 million, offset by a decrease in accounts receivable, other receivables, prepaid, and other current assets of $0.2 million.
–for the six months ended June 30, 2021, a net loss of $8.6 million was adjusted for non-cash items including stock-based compensation expense of $6.6 million and non-cash interest expense of $0.7 million and a net decrease of $53.6 million due to changes in operating assets and liabilities. The significant items in the change in operating assets and liabilities include an increase in accounts receivable, other receivables, prepaid, and other current assets of $46.6 million, an increase in inventories of $4.7 million, an increase in other liabilities and other assets of $1.9 million and an increase in accounts payable and accrued expenses of $0.5 million.
Investing Activities
Net cash used by investing activities during the six months ended June 30, 2022 consists of $15.2 million in purchases of marketable securities.
Net cash provided by investing activities during the six months ended June 30, 2021 consists of $20.0 million in proceeds from maturities of marketable securities, offset by $0.3 million in purchases of fixed assets.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2022 consists of $7.3 million in net proceeds raised through the sale of shares of our common stock under the Sales Agreement and $0.5 million in proceeds received from the ESPP.

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
•build product inventory; and
•service and pay down our debt.
Based upon our current operating plan, we anticipate that our existing cash, cash equivalents and marketable securities of $69.4 million as of June 30, 2022 will extend our cash runway through the end of 2023 with a pathway to cash flow break even.
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
Recent Accounting Pronouncements
Refer to Note 18, Recent Accounting Pronouncements, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks
Our cash and cash equivalents balance as of June 30, 2022 consisted solely of cash and cash equivalents. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, including interest rate changes resulting from the impact of the COVID-19 pandemic. However, a sudden change in market interest rates would not be expected to have a material impact on the fair market value of our cash and cash equivalents balance. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our cash and cash equivalents balance.
We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 5.0% of total liabilities as of June 30, 2022.
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
As of June 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2022, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
_____________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of August 2022.

Paratek Pharmaceuticals, Inc.

By:	/s/ Evan Loh M.D.
Evan Loh M.D.
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sarah Higgins
Sarah Higgins
Vice President, Finance (Principal Financial and Accounting Officer)