Form 10-K
period 2022-12-31
Paratek Pharmaceuticals, Inc.
filed 2023-03-16
CIK 1178711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K
__________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2022
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 001-36066
__________________________________________
PARATEK PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
__________________________________________

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
__________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on the last business day of the registrant’s second fiscal quarter was: $101,294,027.
As of February 28, 2023, there were 57,265,289 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2022 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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
Examples of such forward-looking statements include, but are not limited to, statements about or relating to:
•our intention to market NUZYRA® as an empiric monotherapy that will be commercialized worldwide for the treatment of serious, community-acquired bacterial infections;
•our ability to successfully commercialize and achieve market acceptance for NUZYRA, including in the community setting, and the expected size of addressable markets;
•the therapeutic and commercial potential of NUZYRA and SEYSARA®;
•proposed new products or developments, including additional indications for NUZYRA;
•the timing and amount of actual reimbursements and NUZYRA purchases under our contract with the Biomedical Advanced Research and Development Authority, or BARDA, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, herein referred to as the BARDA contract;
•our expectations regarding the potential benefits of the licensing, collaboration, partnership and other strategic arrangements and transactions we have entered into and may enter into in the future;
•our ability to establish and maintain potential new collaborative, partnering or other strategic arrangements for commercialization of our products and the development of our product candidates;
•our plans to pursue expansion of omadacycline to additional markets through collaboration or distribution arrangements;
•the timing, scope and anticipated initiation, enrollment, and completion of our ongoing and planned clinical trials, including for non-tuberculous mycobacteria abscessus, or NTM, and any other future clinical trials that we or our development partners may conduct;
•the anticipated progress of our clinical programs, including whether our ongoing clinical trials will achieve clinically relevant results;
•the timing of regulatory discussions and submissions involving us and our partners, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
•our ability to obtain, maintain and expand United States, or U.S., Food and Drug Administration, or FDA, and non-U.S. regulatory approvals of our products and product candidates;
•our ability to timely secure supply and manufacture conforming products;
•our expectations regarding the timing of our efforts to continue onshoring the manufacturing of NUZYRA to the United States;
•our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•availability and timing of additional potential funding and/or the NUZYRA procurement under the BARDA contract;
•the plans, strategies, and objectives of management for future operations;
•future economic conditions or performance;
•our expectations regarding the continued growth of our business operations;
•the impact that a pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may have on our business, operations, and financial performance;

•our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing, and our ability to obtain additional financing;
•our 2023 operating plans; and
•our projected financial performance
Forward-looking statements are neither historical facts nor assurances of future performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, time frames or achievements to be materially different from the information set forth in these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. We discuss many of these risks in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Any of the events anticipated by the forward-looking statements may not occur or, if any of them do, the impact they will have on our business, results of operations and financial condition is uncertain. We hereby qualify all of our forward-looking statements by these cautionary statements.
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
Risks Related to Our Financial Condition
•We have incurred significant losses since inception and anticipate that we will incur losses for the foreseeable future.
•We may continue to require substantial additional funding, which may not be available to us on acceptable terms, or at all.
•Raising additional capital or entering into certain other arrangements may cause dilution to our stockholders, restrict our operations or require us to relinquish rights.
•There is substantial doubt regarding our ability to continue as a going concern.
Risks Related to Maintaining and Expanding Regulatory Approval and Other Legal Compliance Matters
•If clinical trials for omadacycline are prolonged, delayed or stopped, we may be unable to obtain regulatory approval and commercialize omadacycline for the treatment of additional indications on a timely basis.
•The results of previous clinical trials may not be predictive of future results, and the results of any ongoing or future clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.

•The regulatory approval process is expensive, time consuming and uncertain.
•Even though NUZYRA and SEYSARA have been approved by the FDA in the U.S., they face post-approval development and regulatory requirements, which may limit how they are manufactured and marketed, and could materially impair our ability to generate revenue.
•Our products may have undesirable side effects.
•If we or our partners market products in a manner that violates fraud and abuse and other healthcare laws, or if we or our partners violate government price reporting laws, we or our partners may be subject to administrative civil and/or criminal penalties.
Risks Related to Our Business
•We are highly dependent on the commercial success of NUZYRA in the U.S. and, to a lesser extent, SEYSARA.
•If BARDA were to eliminate, reduce, or delay funding for our contract, including with respect to expected procurements under our contract, we would experience a negative impact on our programs associated with such funding and perhaps on our ability to maintain the infrastructure necessary to maximize our NUZYRA commercial opportunity.
•The BARDA contract includes special requirements, which subject us to the risk of a reduction or loss of funding.
•Sales of NUZYRA and SEYSARA may be slow or limited for a variety of reasons including competing therapies or safety issues.
•A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, has and may in the future adversely affect our business, results of operations and financial condition.
•We face significant competition.
•We rely and will continue to rely on outsourcing arrangements for manufacturing of NUZYRA and any future product candidates.
•The success of our business may be dependent on the actions of our collaborative partners.
•We are continuing to build our sales and distribution infrastructure. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing NUZYRA or any future product candidates to their full potential.
•If we are unable to establish and maintain our agreements with third parties to distribute NUZYRA to patients, our results of operations and business could be adversely affected.
•We may need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
Risks Related to our Indebtedness
•Our substantial indebtedness could adversely affect our financial condition and may make it more difficult for us to fund our operations.
•We are subject to certain restrictive covenants which, if breached, could have a material adverse effect on our business and prospects.
Risks Related to Our Intellectual Property
•If we are unable to obtain and enforce patent protection for products, our product candidates and related technology, our business could be materially harmed.
•Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

•If we or our partners fail to comply with our obligations under our intellectual property licenses with third parties, we could lose license rights that are important to our business.
•If we or our partners are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.
Risks Related to Our Common Stock
•The trading price of our common stock is volatile.
•Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.
v

PART I
Item 1.    Business
Overview
We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel life-saving therapies for life-threatening diseases or other public health threats for civilian, government and military use. Our United States, or U.S., Food and Drug Administration, or FDA, approved commercial product, NUZYRA® (omadacycline) is a once-daily oral and intravenous antibiotic for the treatment of adult patients with community-acquired bacterial pneumonia, or CABP, and acute skin and skin structure infections, or ABSSSI, caused by susceptible pathogens. We retain worldwide commercial rights to omadacycline, with the exception in the People’s Republic of China, Hong Kong, Macau and Taiwan, where we have entered into a collaboration agreement with Zai Lab (Shanghai) Co., Ltd., or Zai. The National Medical Products Administration, or NMPA, of China approved NUZYRA for the treatment of adult patients with CABP and ABSSSI in December 2021. China's National Healthcare Security Administration added the intravenous formulation of NUZYRA® (omadacycline) to the country's National Reimbursement Drug List for treatment of CABP and ABSSSI in January 2023, resulting in millions of patients gaining access to this once daily broad-spectrum antibiotic.
SEYSARA® (sarecycline) is an FDA-approved product which we have exclusively licensed in the U.S. and the People’s Republic of China, Hong Kong, Macau and Taiwan, certain rights to Almirall, LLC, or Almirall. SEYSARA is currently being marketed by Almirall in the U.S. as a once-daily oral therapy for the treatment of moderate to severe acne vulgaris. With respect to our technology as it relates to sarecycline, we retain development and commercialization rights in all countries other than the U.S., the People's Republic of China, Hong Kong, Macau and Taiwan, and in February 2020, we exclusively licensed from Almirall certain technology owned or in-licensed by Almirall or its affiliates that is necessary or useful to develop or commercialize sarecycline outside of the U.S. Almirall plans to develop sarecycline for acne in China, with a submission to the NMPA expected in 2023, according to Almirall.
NUZYRA
We believe that NUZYRA has the potential to become the primary choice of physicians for use as a once-daily broad-spectrum monotherapy oral and IV antibiotic for ABSSSI, CABP and other serious community-acquired bacterial infections where resistance is of concern. NUZYRA is used in the emergency room, hospital, and community care settings. We have designed NUZYRA to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad-spectrum antibacterial activity, oral and IV formulations with once-daily dosing, no dosing adjustments for patients on concomitant medications and a generally safe and well-tolerated profile. NUZYRA also has the potential to be used as a once-daily oral and IV antibiotic for the treatment of non-tuberculous mycobacteria, or NTM, and both the treatment and prophylaxis of pulmonary anthrax, as a priority medical countermeasure.

To date, we have conducted more than 30 Phase 1 studies of omadacycline to characterize the effects of the drug on humans, including how it is absorbed, metabolized, and excreted. These Phase 1 studies also included evaluation in special populations such as patients with hepatic and renal failure. We have also conducted three successful Phase 3 clinical studies. Our first two Phase 3 clinical studies were for the treatment of ABSSSI (OASIS-1) and CABP (OPTIC). Both studies utilized initiation of IV therapy with transitions to oral-based treatment on clinical response. Our third Phase 3 clinical study (OASIS-2) was an oral-only administration of omadacycline in ABSSSI compared to oral-only linezolid. All three Phase 3 clinical studies resulted in omadacycline demonstrating positive efficacy results and a generally safe and well tolerated profile. These data formed the basis of approval for NUZYRA in the U.S. received in October 2018. The FDA subsequently approved our supplemental new drug application, or sNDA, for the oral-only loading dose regimen for patients diagnosed with CABP in May 2021.  The sNDA included the results of a study to show that an oral-only loading dose regimen has a comparable pharmacokinetics, or PK, profile to the approved IV loading dose regimen in patients with CABP that was established in the OPTIC study.
In October 2018, we submitted a Market Authorization Application, or MAA, to the European Medicines Agency, or the EMA, for the treatment of adults with ABSSSI and CABP caused by susceptible bacteria. Based on the review of the data and the application, the EMA recommended approval for NUZYRA for the treatment of ABSSSI but not for CABP. The EMA stated that a second study would be required for the CABP indication, which is consistent with European Union, or EU, guidance that typically requires two Phase 3 studies per indication for approval. In the EU, the ten-year market exclusivity for NUZYRA would begin with its first approval. As a result, in the fourth quarter of 2019, we withdrew our submission of the MAA to the EMA for NUZYRA to preserve exclusivity until such time as both the ABSSSI and CABP indications can be approved concurrently in an effort to maximize the value of NUZYRA in the EU. The CABP study required as a post marketing commitment by the FDA is designed in a way that it could support re-submission and approval in EU. The EU currently represents a modest market opportunity for ABSSSI and CABP compared to that in the U.S.. The EU does, however, represent a better market opportunity for NTM than in the U.S. Our goal is to secure a partner for the commercialization of NTM in the EU as well as in Japan.
Biomedical Advanced Research and Development Authority Contract
In December 2019, we entered into the BARDA contract, which is a five-year contract with an option to extend to ten years. The BARDA contract could result in payments to the Company of up to approximately $303.6 million and consists of a five-year base period-of-performance and a total contract period-of-performance (base period plus option exercises) of up to ten years. The BARDA contract supports the development of NUZYRA for the treatment of pulmonary anthrax, FDA post-marketing requirements, or PMRs, associated with the initial NUZYRA approval, and the ability for BARDA to procure up to 10,000 treatment courses of NUZYRA for use against potential biothreats. In September 2021, we and BARDA modified the original BARDA contract, herein referred to as the amended BARDA contract, to provide additional funding to expand the development of NUZYRA under an FDA Animal Efficacy Rule development program to support a sNDA to the FDA to include post-exposure prophylaxis, or PEP, in addition to the treatment of pulmonary anthrax, herein referred to as the amended option.
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
BARDA initiated the amended option in September 2021 that expanded the development of NUZYRA under an FDA Animal Efficacy Rule development program to support an sNDA that will include PEP in addition to the treatment of pulmonary anthrax for a revised total of approximately $31.6 million.

The second procurement, the purchase of an additional 2,500 treatment courses of NUZYRA for a total of $36.4 million, was delivered to and accepted by BARDA in December 2022. The amount earned from this procurement was recognized in net U.S. sales of NUZYRA during the fourth quarter of 2022.
The remaining government options under the amended BARDA contract include a maximum of approximately $79.0 million to provide for two additional purchases of NUZYRA anthrax treatment courses, each of which may be exercised at BARDA’s discretion upon achievement of specific development milestones related to the anthrax treatment development program. We and BARDA agreed under the amended contract on specific development milestones to trigger BARDA’s options for the third and fourth procurements of NUZYRA anthrax treatment courses. The third procurement will be triggered by BARDA's receipt of positive top-line data in PEP and treatment of inhalation anthrax from a combination of pilot and pivotal efficacy studies in animal models, which we anticipate will be available in 2024. The option for the fourth procurement will be triggered by our receipt of sNDA approval from the FDA for treatment of inhalation anthrax, which we anticipate will follow the third procurement by approximately 18-24 months. We plan to provide further specificity on timelines as the anthrax development program progresses.
We have made significant progress in the pulmonary anthrax development program under the amended BARDA Bioshield contract. We completed the first Animal Rule pilot efficacy study in 2022, which revealed that all three doses of omadacycline demonstrated one-hundred percent efficacy; all animals survived in an anthrax treatment model during which all non-treated animals died by Day 3. Three PK studies in rabbits and three more in non-human primates have also been completed. In addition, we have evaluated minimum inhibitory concentrations, or MICs, of omadacycline against over 130 anthrax strains. Omadacycline continued to demonstrate potent MICs and is considered effective against all isolates infected with anthrax that were tested, including a strain resistant to doxycycline and a strain resistant to ciprofloxacin. Omadacycline activity was not impacted by either of these resistant strains.
Together with BARDA, we also continue to advance our efforts to onshore the manufacturing of NUZYRA to the U.S. We have completed the knowledge transfer and development stage of our manufacturing process for the active pharmaceutical ingredient, or API, of omadacycline to our U.S. onshoring partners and are currently in the engineering stage of the initiative. We have completed knowledge transfer and the initiation of the process development work for production of vials. U.S.-based commercial supply production of tablets was implemented in 2022 and we anticipate these vials will be available by 2024.
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
Mycobacterium abscessus, or M. abscessus, complex comprises a group of rapidly growing, multidrug-resistant, non-tuberculous mycobacteria that are responsible for a wide spectrum of skin and soft tissue diseases, central nervous system infections, bacteremia, and ocular and other infections. Infections caused by the M. abscessus complex are notoriously difficult to treat due to intrinsic resistance to many classes of antibiotics. Few oral antibiotics demonstrate in vitro activity against the M. abscessus complex, making long-term treatment of this infection extremely complicated. The M. abscessus complex is frequently resistant to antibiotics that are used in the treatment of other NTM species such as rifamycins, ethambutol, and fluoroquinolones. There is currently only one FDA-approved antibiotic for the treatment of the more common NTM species, MAC; Arikayce, an inhaled liposomal amikacin, has been approved for treatment of refractory pulmonary disease caused by MAC. There are no FDA-approved treatments for pulmonary disease caused by M. abscessus complex.

One of the key components of M. abscessus complex treatment is the use of three or more antimicrobials in most treatment regimens to increase drug efficacy and decrease the development of antibiotic resistance. Currently available treatment options for M. abscessus complex pulmonary infection are lengthy and require complex, multi-antibiotic regimens and are generally not tolerated and have significant safety challenges. General treatment principles that should be followed include:
•Prolonged therapy (treatment for at least 12 months of culture negativity);
•An induction phase of therapy with a three- to four-drug regimen including one to two different active intravenous agents;
•A suppressive phase, which should involve at least two oral or inhaled antibiotics considered active based on drug susceptibilities since most patients cannot tolerate months of intravenous therapy; and
•The inclusion of a macrolide in the treatment regimen improves treatment outcomes and regimen tolerability against isolates without a functional erm gene, but high levels of macrolide resistance has been reported, thus, limiting effectiveness.
Omadacycline has several key characteristics that may prove beneficial to patients with M. abscessus complex pulmonary infection. These include:
•Favorable pharmacokinetics with both intravenous and oral formulations including high lung penetration concentrations and high intracellular pulmonary macrophage levels;
•Established safety profile in pre-clinical studies and Phase 3 clinical trials, including a class that is currently used for the treatment of NTM and chronically in many different disease states; and
•Potent in vitro activity versus M. abscessus complex.
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
In August 2021, the FDA granted orphan drug designation for NUZYRA for the treatment of NTM infections caused by Mycobacterium abscessus, or MAB, and Mycobacterium avium complex, or MAC. In October 2021, we initiated enrollment in a Phase 2B clinical study of omadacycline use for treatment of pulmonary NTM abscessus. This study is a double-blind, placebo-controlled, randomized monotherapy study of pulmonary NTM abscessus in patients who are not receiving other treatments and enrollment is proceeding as planned.  Study size will be approximately 75 subjects randomized in a 1.5 to 1 ratio.  Therapy will last for 12 weeks with an efficacy endpoint assessment at that timepoint. Due to the small numbers of patients with this rare disease, we expect this study will complete enrollment within approximately two years from commencement.
The FDA granted Fast Track designation for the oral and IV formulations of NUZYRA for the treatment of NTM caused by both MAB and MAC in July 2022. The Company hosted an Investor Day in October 2022 that updated investors on the global market opportunity for NTM in both MAB and MAC, and laid the foundation for ex-U.S. partnering discussions. This event highlighted the significant global unmet medical need for patients suffering from this chronic, rare and life-threatening pulmonary disease, summarized key takeaways from the Company's ongoing scientific program in NTM that includes the first randomized, placebo-controlled Phase 2b study being conducted in patients with NTM pulmonary disease caused by MAB. In February 2023, we held our fifth meeting in the last 12 months with the PMDA and have aligned on the registration program for NTM abscessus in Japan. The completion of this regulatory process is an important milestone in creating momentum in our ongoing discussions with potential partners in this country.
Other Data Generation
Data generation activities in 2022 progressed through collaborative research and medical affairs activities. We had 16 studies completed and 11 additional studies initiated or ongoing. The FDA has also approved two new antimicrobial susceptibility testing devices, including the first automated device, that included omadacycline. Collaborative research initiatives included the completion of year four of our post-marketing required surveillance study and evaluation of the efficacy of NUZYRA in combination with other standard of care agents in a mouse model of pulmonary M. abscessus infection. The investigator-initiated research, or IIR, program included the completion of the first real-world use registry and initiation of two additional real-world studies. Data generation activities resulted in the publication of 24 manuscripts that address the use of NUZYRA in special pathogens, populations or disease states that we expect will further define its therapeutic profile.
Data generation has continued to expand in early 2023 with additional evidence from our IIR program presented at scientific congresses.
Military research with the Walter Reed Army Institute for Research included the completion of an in vitro study that demonstrated omadacycline activity against multi-drug resistant clinical isolates of Acinetobacter baumannii and Klebsiella pneumoniae, two pathogens frequently isolated from U.S. military trauma infections. Omadacycline also demonstrated efficacy in a neutropenic mouse thigh model of A. baumannii,infection significantly reducing bacterial load compared to the untreated control. Ongoing efforts include the evaluation of omadacycline efficacy in a mouse model of malaria, as well as evaluation of the efficacy and PK/PD of omadacycline against A. baumannii in a chronic mouse wound infection study.
Sarecycline
Sarecycline, also known as SEYSARA in the U.S., is a novel, next generation, narrow spectrum tetracycline designed specifically for dermatological use. In July 2007, we exclusively licensed the right to develop and commercialize sarecycline for the treatment of acne to Warner Chilcott Company, Inc. (which was acquired by Actavis PLC in October 2013 and became Allergan in October 2015) and, in September 2018, Allergan assigned such rights to Almirall. In February 2020, we exclusively licensed to Almirall certain technology owned or in-licensed by us or our affiliates in order to research, develop and commercialize sarecycline for the treatment of acne in the People's Republic of China, Hong Kong, Macau and Taiwan, or the greater China region. Almirall is responsible for all costs associated with developing and commercializing sarecycline for the treatment of acne in the U.S. and the greater China region. In exchange for such license rights, we have the right to receive (i) milestone payments upon the achievement of certain development- and regulatory-based events in the U.S. and (ii) a royalty on U.S.-based and greater China region-based net sales. With respect to our technology as it relates to sarecycline, we retain development and commercialization rights outside of the U.S. and the greater China region and, with respect to certain technology owned or in-licensed by Almirall or its affiliates necessary or useful to develop or commercialize sarecycline outside of the U.S. and the greater China region, we exclusively licensed such technology from Almirall in February 2020, all of which is available for licensing to other partners in key international markets, such as the EU, Japan, the rest of Asia (excluding the greater China region), Canada and Latin America. In the event we directly commercialize or sublicense a third party to commercialize sarecycline outside of the U.S. and the greater China region, we owe Almirall (i) a royalty on our or our affiliates’ net sales and (ii) a percentage of the consideration (e.g., milestones, royalties) we receive from our sublicensees in connection with their development and commercialization of sarecycline.
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

The Antibiotics Market and Limitations of Other Current Therapies
Physicians commonly prescribe antibiotics to treat patients with acute and chronic infectious diseases that are either known, or presumed, to be caused by bacteria. The World Health Organization has identified the development of worldwide resistance to currently available antibacterial agents as being one of the three greatest threats to human health in this decade. In a press release announcing the completion of a study titled “Hospital and Societal Costs of Antimicrobial Resistant Infections in a Chicago Teaching Hospital: Implications for Antibiotic Stewardship,” it was estimated that antibiotic-resistant infections cost the U.S. healthcare system in excess of $20 billion annually. In addition, these infections result in more than $35 billion in societal costs and more than 8 million additional days spent in the hospital. Historically, the majority of life-threatening infections resulting from antibiotic-resistant bacteria were acquired in the hospital setting. According to AMR data from 2015 projected through 2028, approximately 6.7 million antibiotic treated events occur annually in the two combined indications of ABSSSI and CABP in U.S. hospitals. Furthermore, research conducted by Paratek suggests that in these same indications of ABSSSI and CABP there are approximately 890 thousand patients treated in U.S hospitals who fail to respond or are intolerant to the existing generic options. In the U.S. community setting, IMS NDTI data (2014-2015) projected to 2028 suggests there are approximately 23.7 million prescriptions for ABSSSI and CABP. Additionally, research conducted by Paratek suggests that approximately 2.1 million patients fail to respond or are intolerant to the existing oral generics in the U.S. community setting. The emergence of multi-drug resistant pathogens, coupled with limitations in terms of intolerance to existing generic options, emphasizes the need for novel agents capable of overcoming antibiotic resistance.
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
Antibiotics used to treat ABSSSI, CABP and other serious, community-acquired bacterial infections must satisfy a wide range of criteria on a cost-effective basis. For example, we believe that other existing treatment options for ABSSSI, including vancomycin, linezolid, tedezolid, daptomycin, piperacillin tazobactam, dalbavancin, tigecycline and delafloxacin; and for CABP, including levofloxacin, moxifloxacin, azithromycin, ceftriaxone, clarithromycin, ceftaroline, delafloxacin, lefamulin and tigecycline; have one or more of the following significant limitations:
•Limited spectrum of antibacterial activity. Since it may take as long as 48 to 72 hours to identify the pathogen(s) causing an infection and most of the currently available options that cover resistant pathogens are narrow-spectrum treatments, physicians frequently prescribe two or more antibiotics to treat a broad-spectrum of potential pathogens. For example, vancomycin, linezolid and daptomycin, the most frequently prescribed treatments for certain serious bacterial skin infections, are narrow-spectrum treatments active only against gram-positive bacteria. The currently available treatment with a more appropriate spectrum for use as a monotherapy against serious and antibiotic-resistant bacterial infections is tigecycline, but it has other significant limitations, most notably dose limiting tolerability of nausea and vomiting.
•Lack of both oral and IV formulations. The most common treatments for serious bacterial infections, vancomycin, daptomycin, ceftriaxone, piperacillin tazobactam, and tigecycline are only available as injectable or IV formulations. The lack of an effective bioequivalent oral formulation of these and many other commonly prescribed antibiotics requires continued IV therapy, which is inconvenient for the patient and may result in longer hospital stays and greater cost. Alternatively, because of the absence of the same antibiotic in an oral, well-tolerated formulation, physicians may switch the patient to a different orally available antibiotic at the time of hospital discharge. This carries the risk of new side effects and possible treatment failure if the oral antibiotic does not cover the same bacteria that were being effectively treated by the IV antibiotic therapy. While linezolid is a twice-daily IV and oral therapy, it is a narrow-spectrum treatment that is associated with increasing bacterial resistance, side effects from interactions with other therapies and other serious safety concerns.
•Safety/tolerability concerns and side effects. Concerns about antibiotic safety and tolerability are among the leading reasons why patients stop treatment and fail therapy. The most commonly used antibiotics, such as vancomycin, linezolid, daptomycin, levofloxacin, moxifloxacin, azithromycin, piperacillin/tazobactam and tigecycline, are associated with safety and tolerability concerns. For example, vancomycin, which requires frequent therapeutic monitoring of blood levels and corresponding dose adjustments, is associated with allergic reactions and can cause kidney damage, loss of balance, loss of hearing, vomiting and nausea in certain patients. Linezolid is associated with bone marrow suppression and loss of vision and should not be taken by patients who are also on many commonly prescribed anti-depressants, such as monoamine oxidase inhibitors and serotonin reuptake inhibitors. Daptomycin has been associated with a reduction of efficacy in patients with moderate renal insufficiency and has a side effect profile that includes muscle damage. Piperacillin/tazobactam is not used in patients with beta-lactam (penicillin) allergy while tigecycline is associated with tolerability concerns because of nausea and vomiting. Levofloxacin and moxifloxacin are associated with tendon rupture and peripheral neuropathy. In July 2016, the FDA approved changes to the labels of fluoroquinolone antibacterial drugs for systemic use (i.e., taken by mouth or by injection), stating “These medicines are associated with disabling and potentially permanent side effects of the tendons, muscles, joints, nerves, and central nervous system that can occur together in the same patient.” As a result, the FDA revised the Boxed Warning, FDA’s strongest warning, to address these serious safety issues. They also added a new warning and updated other parts of the drug label, including the patient Medication Guide. Additionally, a May 2012 article in the New England Journal of Medicine indicated that a small number of patients treated with azithromycin and quinolones, such as levofloxacin or moxifloxacin, may experience sudden death due to cardiac arrhythmia, which is often predicted by a prolongation of the corrected QT interval, or QTc. The FDA issued a Drug Safety Communication on March 12, 2013 titled “Azithromycin (Zithromax or Zmax) and the risk of potentially fatal heart rhythms,” and the azithromycin drug label warnings were strengthened to address this concern.
•Increasing bacterial resistance. Bacterial resistance to the most frequently prescribed antibiotics (branded or generic) has limited their potential to treat infections, which often prevents their use as an empiric monotherapy. We believe that MRSA and MDR-SP, in the community have posed treatment challenges because of resistance to penicillins (resistance rate up to 100% for both), cephalosporins (100% and 11%, respectively, for ceftriaxone), macrolides (83% and 86%, respectively, for erythromycin/azithromycin) and quinolones (73% and 2%, respectively, for levofloxacin), particularly in ABSSSI and CABP. There have also been recent reports of resistance developing during treatment with daptomycin and concerns about an increasing frequency of strains of Staphylococcus aureus with reduced susceptibility to vancomycin. Additionally, linezolid use has been associated with drug resistance, including reports of outbreaks of resistance among Staphylococcus aureus and Enterococcus strains.
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

Attributes of NUZYRA
•Equivalent once-daily oral and IV formulations to support transition therapy. As identified through our clinical development program, the equivalent exposures of the oral and IV formulations permit transition therapy, which allows patients to start treatment on the IV formulation in the hospital setting then “transition” to the oral formulation of the same bioequivalent antibacterial agent once the infection is responding enabling the patient to be released from the hospital to complete the full course of therapy at home. We believe that transition therapy has the potential to avoid the concerns that can accompany switching from an IV agent to a different class of oral antibiotic and to facilitate the continuance of curative therapy at home.
•Broad-spectrum of antibacterial activity. Omadacycline has demonstrated in vitro activity against all common pathogens found in ABSSSI, such as Staphylococcus aureus, including MRSA, Streptococci (including Group A Streptococci), anaerobic pathogens and many gram-negative organisms. Omadacycline is also active in vitro against the key pathogens found in CABP, such as Streptococcus pneumoniae, including MDR-SP, Staphylococcus aureus, Haemophilus influenzae and atypical bacteria, including Legionella pneumophila. Based on the approved label in the U.S., omadacycline has the clinical and in vitro spectrum of coverage needed to become the primary antibiotic choice of physicians and serve as an empiric monotherapy option for ABSSSI and CABP where resistance is of concern. On the basis of the in vitro spectrum of activity demonstrated against NTM, we believe omadacycline has the potential to become an antibiotic of choice for the treatment of NTM. Omadacycline has also demonstrated in vitro activity against multiple biothreat pathogens such as Bacillus anthracis, Yersinia pestis, and others.
•Generally safe and well tolerated profile. To date, we have observed omadacycline to be generally safe and well tolerated in clinical studies and the post-marketing setting. We have conducted a thorough QT corrected, or QTc, study, as defined by FDA guidance to assess prolongation of QTc, an indicator of cardiac arrhythmia. This study suggests no prolongation of QTc by omadacycline. Further, omadacycline is not metabolized in the liver or anywhere else in the body, thus reducing the likelihood of causing drug-to-drug interactions. Additionally, omadacycline has resulted in low rates of diarrhea, and we have not observed confirmed cases of Clostridium difficile infection, which can frequently occur from the use of other classes of broad-spectrum antibiotics such as beta-lactams and quinolones.
•Designed to overcome bacterial resistance. We designed omadacycline to overcome the two major mechanisms of tetracycline resistance, known as pump efflux and ribosome protection. This approach was via structure-activity relationship chemistry-based modifications of the seven and nine positions of minocycline. Our attempts to generate resistance to omadacycline in the laboratory suggest a low potential for developing resistance. In addition, our testing of thousands of bacterial samples in the laboratory suggests that omadacycline has not been affected to date by clinically relevant mechanisms of resistance to tetracyclines or to any other class of antibiotics.
•Tissue penetration. Omadacycline penetrates tissues broadly, including lung, muscle, and kidney, thereby achieving high concentrations at the sites of infection. Because omadacycline is eliminated from the body (as unchanged parent compound) via the kidneys and intestine in an expected manner, it can be used in patients with diminished kidney and liver function, without dose adjustment, and may have benefit in patients receiving poly-pharmacy, where drug-drug interactions are of concern.
Omadacycline Post-Approval Requirements in the U.S.
Under the Pediatric Research Equity Act (21 U.S.C. 355c), or PREA, all applications for new active ingredients are required to contain an assessment of the safety and effectiveness of the product for the claimed indication in pediatric patients unless this requirement is waived, deferred, or inapplicable. As part of the approval for NUZYRA, the FDA has waived the pediatric study requirement for ages 0 to < 8 years and deferred submission of pediatric studies for ages 8 to < 18 years. Specifically, the FDA has requested that we complete three pediatric studies in children ages 8 to <18 years, including a pediatric PK study followed by safety and efficacy studies in pediatric patients with both CABP and ABSSSI. The pediatric PK study was initiated in 2022.
As is often required for antibiotic approvals, the FDA also required a U.S. surveillance study for five years from the date of marketing to monitor for the development of resistance to NUZYRA (omadacycline) in those organisms specific to the indications in the label in addition to pediatric requirements. Year three of the five-year surveillance concluded with no observed development of resistance to date in the indicated pathogens. Year four isolate collection has been completed and analysis of the data collected is ongoing. Isolate collection for the fifth and final year has begun.
Lastly, the FDA required a second study be conducted in adult patients with CABP. This study has been enrolling since February 2021, including at investigator sites in Ukraine and Russia. Enrollment in Ukraine and Russia has been suspended in response to the Ukraine-Russia crisis that began in February 2022. Identification and preparation of alternative countries and sites is complete, and these sites will begin enrollment in 2023.
NUZYRA Commercialization Strategy
We currently market NUZYRA in the U.S. as an empiric monotherapy in the indications of ABSSSI and CABP for patients that have both a known or suspected resistant pathogen and at least one significant comorbidity such as diabetes or renal impairment. We retain worldwide commercial rights to omadacycline, with the exception in the People’s Republic of China, Hong Kong, Macau and Taiwan, where we have entered into a collaboration agreement with Zai. We plan to pursue the continued global expansion of NUZYRA to select markets including Japan, South Korea and Europe, through collaboration or distribution arrangements focused on the rare disease indication of NTM.
Business Update Regarding COVID-19
The COVID-19 pandemic continues to negatively impact public health and economic conditions around the world and is continuing to affect our employees, health care institutions, patients, communities and business operations, as well as the U.S. economy. Certain COVID-19 related restrictions on in-person promotional access to health care institutions remain and the overall impact of COVID-19 restrictions on the health care and hospital environments could restrict the full potential of NUZYRA’s growth. The length of time and full extent to which the business and healthcare effects of the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, any resurgence of COVID-19 cases, including as a result of variant strains of the underlying virus, the actions taken to contain the virus or treat its impact, the availability and efficacy of vaccines against COVID-19 and the economic impact on local, regional, national and international markets.
To date, we and our partners have been able to continue to supply our products to our patients worldwide and currently do not anticipate any interruptions in supply for the foreseeable future. We continue to assess the potential impact of the COVID-19 pandemic on our three clinical studies that have begun, our BARDA anthrax development program, as well as on our business and operations, including our sales, expenses, supply chain and other clinical studies. Our office-based employees are operating through a hybrid model of at-home and in-office work. Our customer-facing personnel have returned to operating primarily through in-person engagement.
Our third-party contract manufacturing partners continue to operate their manufacturing facilities at or near normal levels. While we currently do not anticipate any interruptions in our supply chain, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our and/or our third-party suppliers’ and contract manufacturing partners' ability to manufacture our products or the products of our partners and the cost of such products.
For additional information on the various risks posed by the COVID-19 pandemic, refer to and Item 1A. Risk Factors and Item 3. Quantitative and Qualitative Disclosures About Market Risk included in this report.
Human Capital Management
Employees
As of February 28, 2023, we had 269 total employees, 268 of whom are full-time and 56 of whom were primarily engaged in research and development activities. A total of 27 employees hold an M.D., Pharm.D, or Ph.D. degree. None of our employees are represented by a labor union, and we consider our employee relations to be good.
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

Corporate Sustainability
We understand that delivering on our mission over the long term requires a focus on corporate sustainability, including environmental, social, and governance considerations. Specifically, we focus on the following:
•Patient Support: We are committed to ensuring our innovations reach as many patients as possible, as quickly as possible. We provide patient support and education programs.
•Diversity and Inclusion: We strive to promote diversity, inclusion, equal opportunity and personal development. As of February 2023, women make up more than half of our workforce and ethnic or racial minorities make up more than twelve percent of our total employee population.
•Dedication to Employees: We believe in the importance of investing in our employees’ health, safety, wellness, and ongoing professional development.
•Community Involvement: Supporting and giving back to the communities in which we live and work are at the core of our values. Through both corporate initiatives and individual contributions of our employees, we seek to make a difference.
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
We believe that the most effective compensation program will promote company performance, encourage progress toward achieving our mission, and reward value creation for our stockholders. Our compensation program is designed to:
•attract and retain superior employees with the skills and values to contribute to our long-term success;
•provide incentives that motivate and reward the achievement of performance goals and that encourage retention; and
•align employees’ interests with those of stockholders by rewarding the achievement of short- and long-term strategic and financial goals, including those tied to short- and long-term value creation for our stockholders.
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
Paratek PROUD Recognition Program
The Paratek PROUD Program, or the Program, is a multi-faceted employee recognition program that recognizes and rewards employees for demonstration of our company values, significant contributions to the organization, and impact in the workplace. The Program's goals are to encourage employee engagement, build a supportive and active work environment and culture, drive operational excellence to enhance business outcomes, and retain top talent and increase company loyalty. The Program allows employees as well as managers to provide recognition through multiple vehicles throughout the year and recognizes service anniversaries and birthdays. The platform also establishes annual awards like the Center of Excellence and Paratek CEO Award.
Competition
NUZYRA 100 mg for injection and 150 mg tablets are distributed in the U.S. exclusively through a limited network of specialty pharmacy providers and distributors. This distribution process is designed to provide the best possible provider and patient experience and improve patient adherence to the indicated dosing.
We have contracted with a third-party organization with extensive experience in delivering patient support services to help healthcare providers and patients access our network of specialty pharmacies and navigate the insurance process.
Paratek also employs Market Access Account Directors who educate payors and hospital formulary committee members about NUZYRA and a Trade Team that works with our network of specialty pharmacies and distributors to assist in the execution of our distribution plan.
Three of the nation’s largest Pharmacy Benefit Managers, CVS Caremark, Express Scripts and OptumRx, have listed NUZYRA 150 mg tablets on their commercial formulary. Approximately 83% of insured commercial lives in the U.S. have coverage for NUZYRA 150 mg tablets with limited or no restrictions. Among those commercially insured covered lives, approximately 23% require a prior authorization.
On October 1, 2019, NUZYRA 100 mg for injection was issued a permanent J-code under the Healthcare Common Procedure Coding System, which is a standardized code system necessary for medical providers to submit healthcare claims to Medicare and other health insurances in a consistent and orderly manner. NUZYRA 100 mg for injection has also received transitional pass-through status from the Centers for Medicare and Medicaid Services, or the CMS, which is intended to encourage the use of newly FDA-approved medical devices, drugs, and biologics to increase Medicare patients’ access to these innovative therapies by paying hospital outpatient departments more than the established facility fees. Pass-through status is temporary lasting at least two but not more than three years.
Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. We believe that our product candidates offer key potential advantages over competitive products that could enable our product candidates to capture meaningful market share from our competitors.
NUZYRA competes with other antibiotics in the serious bacterial skin infection market. These include, but are not limited to, vancomycin, marketed as a generic by Abbott Laboratories and others; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; tedizolid, marketed as Sivextro; daptomycin, marketed as Cubicin by Merck Pharmaceuticals, Inc. and available as a generic; dalbavancin, marketed as Dalvance by Abbvie; oritavancin, marketed as Orbactiv and delafloxacin, marketed as Baxdela by Melinta Therapeutics, Inc.; quinupristin/dalfopristin, marketed as

Synercid by Pfizer, Inc.; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; telavancin, marketed as Vibativ by Cumberland Therapeutics Inc.; ceftaroline, marketed as Teflaro by Abbvie; and generic trimethoprim/sulfamethoxazole and clindamycin.
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
NUZYRA also competes with other antibiotics in the community-acquired pneumonia market. These include azithromycin, marketed as Zithromax and Z-PAK by Pfizer Inc. and available as a generic; clarithromycin, marketed as Biaxin by Abbott Laboratories and available as a generic; moxifloxacin, marketed as Avelox by Bayer AG and available as a generic; levofloxacin, marketed as Levaquin by Johnson & Johnson and available as a generic; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; ceftriaxone, marketed as Rocephin by F. Hoffman-La Roche Ltd and available as a generic; ceftaroline, marketed as Teflaro by Abbvie; delafloxacin, marketed as Baxdela by Melinta Therapeutics Inc; and lefamulin, marketed as Xenleta by Nabriva Therapeutics. We are also aware of various drugs that are or may eventually be under development for the treatment of CABP, including, but not limited to, GSK2140944, under development by GSK, and nemanoxacin, under development by TaiGen Biotechnology.
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
Carbogen
In July 2021, we entered into a supply agreement with CARBOGEN AMCIS AG, or Carbogen. The agreement provides for the terms and conditions under which Carbogen will manufacture and supply to us the active pharmaceutical ingredient for our omadacycline product in bulk quantities, or the Carbogen Product. Under the agreement, we are responsible for the cost and supply of crude omadacycline that Carbogen requires to manufacture Carbogen Product and perform related services. We are obligated to initially pay Carbogen an amount in the high six-digit U.S. dollar range per batch of Carbogen Product that we order, and the price may be adjusted in accordance with the terms of the agreement. We may also request that Carbogen perform certain services related to the Carbogen Product, for which we will pay reasonable compensation to Carbogen.
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

Research and Development
We have and will continue to make substantial investments in research and development. Our research and development expenses totaled $37.8 million and $30.4 million in 2022 and 2021, respectively.
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
As of December 31, 2022, our patent portfolio of owned or exclusively licensed patents and applications includes 38 issued U.S. patents, 17 pending U.S. patent applications and corresponding foreign national or regional counterpart patents or applications. We expect that the patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other government fees are paid, would expire between 2023 and 2041, excluding any additional terms from patent term adjustments or patent term extensions under the Hatch-Waxman Amendments.
NUZYRA (omadacycline)
The patent portfolio for omadacycline is directed to cover compositions of matter, formulations, salts and polymorphs, manufacturing methods, methods of use, dosing regimens, and modes of administration. The patents and patent applications covering omadacycline include patents and patent applications owned by us. The issued composition of matter patent in the U.S. (U.S. Patent No. 7,553,828), if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, was expected to expire in 2023, however, we believe that additional term for certain omadacycline patents may result from the patent term extension provision of the Hatch-Waxman Amendments of 1984, including the composition of matter patent which is anticipated to be extended until May 2028 and a method of use patent (U.S. 9,265,740) is expected to be extended until October 2030. Filings for both patent term extensions have been made with the U.S. Patent & Trademark Office. On February 17, 2023, the U.S. Patent & Trademark Office granted an interim one-year extension of the U.S. Patent No. 7,553,828 while they continue to review our petition for patent term extension. Omadacycline has received Qualified Infectious Disease Product, or QIDP, designation under the Generating Antibiotic Incentives Now Act, or the GAIN Act. This may provide up to an additional five years of market exclusivity layered with protection provided by the Hatch-Waxman Amendments, which GAIN also enables exclusivity to 2028. We expect that the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire between 2023 and 2041, excluding any additional terms from patent term adjustments or patent term extensions under the Hatch-Waxman Amendments.

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
Intermezzo
As of December 31, 2022, our patent portfolio of owned or exclusively licensed patents and applications includes four issued U.S. patents directed to formulations and methods of use. The issued U.S. patents expire between 2025 and 2029.
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
Biomedical Advanced Research and Development Authority
In December 2019, we entered into the BARDA contract. Refer to the section entitled Business—Overview—Biomedical Advanced Research and Development Authority Contract in this Annual Report on Form 10-K for further discussion of the BARDA contract.
Tetraphase Pharmaceuticals, Inc.
In March 2019, Paratek and Tetraphase Pharmaceuticals, Inc., or Tetraphase, which later became a subsidiary of La Jolla Pharmaceutical Company, both of which are now a subsidiary of Innoviva, Inc., entered into a License Agreement, or the Tetraphase License Agreement. Under the terms of the Tetraphase License Agreement, we granted to Tetraphase a non-exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain Paratek patents, to develop, make, have, use, import, offer for sale and sell the licensed product, or XERAVATM, which is a drug for the treatment of complicated, intra-abdominal infections caused by bacteria, which was approved by the FDA in August 2018.
The terms of the Tetraphase License Agreement provide for Tetraphase to pay royalties at a low single digit percent on net product revenues of the licensed product sold in the U.S. Tetraphase’s obligation to pay royalties with respect to the licensed product shall be retroactive to the date of the first commercial sale of the licensed product in the U.S., which occurred in February 2019. La Jolla is currently selling XERAVATM (Eravacycline) in the U.S.
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
Zai Lab (Shanghai) Co., Ltd.
In April 2017, Paratek Bermuda Ltd., a former wholly owned subsidiary of Paratek Pharmaceuticals, Inc., and Zai entered into a License and Collaboration Agreement, or the Zai Collaboration Agreement. On December 18, 2019, Paratek Bermuda Ltd. assigned its rights under the Zai Collaboration Agreement to Paratek Pharmaceuticals, Inc. Under the terms of the Zai Collaboration Agreement, Paratek granted Zai an exclusive license to develop, manufacture and commercialize omadacycline, or the licensed product, in the People’s Republic of China, Hong Kong, Macau and Taiwan, or the Zai territory, for all human therapeutic and preventative uses other than biodefense. Zai is responsible for the development, manufacturing and commercialization of the licensed product in the Zai territory, at its sole cost with certain assistance from Paratek.
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
We received an upfront fee in the amount of $4.0 million upon the execution of the Almirall Collaboration Agreement, $1.0 million upon filing of an Investigational NDA in 2010, $2.5 million upon initiation of Phase 2 trials in 2012, $4.0 million upon initiation of Phase 3 trials in December 2014, $5.0 million upon the FDA’s acceptance of the NDA for sarecycline and $12.0 million upon FDA approval of SEYSARA. No additional milestones are available under the Almirall Collaboration Agreement. Almirall is also obligated to pay us tiered royalties, ranging from the mid-single digits to the low double digits, based on net sales of tetracycline compounds developed under the Almirall Collaboration Agreement, with a standard royalty reduction post patent expiration for such product for the remainder of the royalty term. Almirall’s obligation to pay us royalties for each tetracycline compound it commercializes under the Almirall Collaboration Agreement expires on the later of the expiration of the last to expire patent that covers the tetracycline compound in the U.S. and the date on which generic drugs that compete with the tetracycline compound reach a certain threshold market share in the U.S.
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
In February 2020, we entered into (i) an ex-U.S. License, under which Almirall, or the Ex-U.S. License, granted to us an exclusive license in and to certain technology owned or in-licensed by Almirall or its affiliates in order to research, develop, manufacture and commercialize sarecycline in all countries other than the U.S. and (ii) a license agreement with Almirall that is specific to the greater China region, or the China License, under which we granted to Almirall an exclusive license in and to certain technology owned or in-licensed by us or our affiliates in order to research, develop and commercialize sarecycline for the treatment of acne in the greater China region.
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
In connection with the Ex-U.S. License, we pay Almirall, on a country-by-country and product-by-product basis, (i) for fifteen years following the first commercial sale of a sarecycline product in a country, a percentage of the consideration (e.g., milestones, royalties) we receive from third-party sublicensees in connection with developing and commercializing sarecycline outside of the U.S., which ranges from one-half of such consideration for sarecycline products for the treatment of acne to one-fifth of such consideration for sarecycline products for the treatment of other indications, in each case subject to a 50% reduction for any sarecycline product not in a solid oral tablet formulation for which Paratek or its affiliates have incurred significant development costs and (ii) for eight years following the first commercial sale of a sarecycline product in a country and a royalty in the middle-single digits on our or our affiliates’ net sales of sarecycline products outside of the U.S., subject to certain standard reductions. In connection with the China License, for fifteen years following the first commercial sale of a sarecycline product in China, Almirall pays us a royalty in the high-single digits on their, their affiliates’ or their sublicensees’ net sales of sarecycline products in the greater China region, subject to certain standard reductions.
Both the Ex-U.S. License and the China License terminate upon full satisfaction and expiration of a party’s payment obligations under the relevant agreement. We or Almirall may terminate the Ex-U.S. License for convenience upon sixty days’ notice. Either we or Almirall may terminate the Ex-U.S. License or the China License for the other party’s uncured breach of a material term of the agreement on sixty days’ notice (unless the breach relates to a payment term, which requires thirty days’ notice) or upon the bankruptcy of the other party that is not discharged within sixty days. Upon the termination of the Ex-U.S. License by us for Almirall’s breach or insolvency, our license will continue following the effective date of termination, subject to the payment by us of the applicable royalty payments specified in the Ex-U.S. License (unless Almirall’s breach relates to a certain specific obligation, in which case, our license survives royalty-free). Upon the termination of the Ex-U.S. License by Almirall for our breach or insolvency or upon our voluntary termination of the Ex-U.S. License, our license under the Ex-U.S. License will terminate. Upon the termination of the China License by Almirall for our breach or insolvency, Almirall’s license will continue following the effective date of termination, subject to the payment by Almirall of the applicable royalty payments specified in the China License (unless our breach relates to a certain specific obligation, in which case, Almirall’s license survives royalty-free). Upon the termination of the China License by us for Almirall’s breach or insolvency or upon Almirall’s voluntary termination of the China License, Almirall’s license under the China License will terminate.
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
Past Collaborations
Novartis Pharma AG
In September 2009, we and Novartis International Pharmaceutical Ltd., or Novartis, which merged into Novartis Pharma AG, a wholly owned subsidiary of Novartis AG, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. We and Novartis subsequently entered into a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, EMA, or any regulatory agency, but only to the extent we had not previously granted such commercialization rights related to omadacycline to another third party as of any such approval. We also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by us in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $2.5 million as of December 31, 2022 and $2.8 million as of December 31, 2021 included within “Other Liabilities” on our consolidated balance sheet. In addition, short-term liabilities of $0.4 million included within “Other Current Liabilities” on our consolidated balance sheet as of December 31, 2022 and December 31, 2021, respectively, represent the portion of royalty payments due to Novartis within twelve months of each balance sheet date. There are no other payment obligations to Novartis under the Novartis Agreement or the amended Novartis Letter Agreement.
Government Regulation
Government authorities in the U.S. at the federal, state and local level, as well as those of other countries, extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, advertising, promotion, storage, distribution, and export and import of our products. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulation require the expenditure of substantial time and financial resources.
U.S. Government Regulation
NDA Approval Processes
In the U.S., the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or the FDCA, and implements regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulation require the expenditure of substantial time and financial resources. Failure to comply with the FDCA and other applicable U.S. requirements at any time during the product development process, approval process or after approval may subject us to a variety of administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:
•refusal to approve pending applications;
•withdrawal of an approval;
•imposition of a clinical hold;

•warning letters, untitled letters and similar communications;
•product seizures or recalls;
•total or partial suspension of production or distribution; or
•injunctions, fines, restitution, disgorgement of profits or civil or criminal investigations and penalties brought by the FDA and the Department of Justice, or DOJ, or other governmental entities.
The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:
•completion of preclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices or other applicable regulations;
•submission to the FDA of an Investigational New Drug, or IND, application, which must become effective before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use, conducted in accordance with current Good Clinical Practices, or cGCP, which are ethical and scientific quality standards and FDA requirements for conducting, recording and reporting clinical trials to assure that the rights, safety and well-being of trial participants are protected;
•preparation and submission to the FDA of an NDA;
•satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s safety, identity, strength, quality and purity; and
•FDA review and approval of the NDA.
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
All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with cGCP. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol and any amendments must be submitted to the FDA as part of the IND, and progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently in other situations, including the occurrence of serious adverse events. An IRB at each institution participating in the clinical trial must review and approve the protocol and any amendments before a clinical trial commences or continues at that institution, approve the information regarding the clinical trial and the informed consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their ClinicalTrials.gov website.
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1. The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and elimination. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with the target disease or condition.
•Phase 2. Clinical trials are initiated in a limited patient population intended to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for regulatory approval and product labeling.
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
According to FDA guidance for industry on the SPA agreement process, a sponsor that meets the prerequisites may make a specific request for a SPA and must provide information necessary for discussion and agreement on the design and size of the proposed clinical trial. The FDA has a goal of evaluating the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and/or requests for additional information. A SPA agreement request must be made before the proposed clinical trial begins. If an agreement is reached, it will be documented in writing and made part of the trial record. The agreement may not be changed by the sponsor or the FDA after the trial begins, except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began. Also, if the sponsor makes any unilateral changes to the FDA-approved protocol, the agreement will be invalidated. A SPA agreement is intended to provide greater assurance that if the agreed upon clinical trial protocols are followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of NDA approval. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate, and final determinations of approvability will not be made until the FDA completes its review of the entire NDA.
The PREA requires a sponsor to conduct pediatric studies for certain drugs and biologics. Specifically, PREA requires original NDAs, biologic license applications, or BLAs, and supplements thereto for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to contain a pediatric assessment unless the sponsor has received a deferral or waiver. The FDA has waived the pediatric study requirement for omadacycline in children ages 0 to < 8 years because there is nonclinical evidence strongly suggesting that omadacycline would be unsafe in this pediatric group due to the risk of tetracycline-associated tooth discoloration and enamel hypoplasia, and the risk of tetracycline-associated inhibition of bone growth. The FDA has deferred submission of pediatric studies for ages 8 to < 18 (ABSSSI until 2024 and CABP until 2026) years because the product was ready for approval for use in adults.
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
Once the submission is accepted for filing, the FDA begins an in-depth review. NDAs receive either standard or priority review. A drug representing a significant improvement in the safety or effectiveness of the treatment or prevention or diagnosis of a serious disease or condition may receive priority review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of drugs that are not NMEs, the ten-month and six-month review periods run from the date that FDA receives the application. The review process may be extended by the FDA for three additional months to consider a major amendment to the application following the original submission.
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
Data exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application, or ANDA, or a 505(b)(2) NDA submitted by another company using the drug entitled to data exclusivity as a reference listed drug, or RLD. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of data exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the use or conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs, for drugs containing the original active agent for other uses or conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
In addition, under the GAIN Act, a new drug that is designated as a QIDP is eligible for an additional five years of exclusivity to be added to certain other exclusivity periods that the application may qualify for upon approval, specifically five-year exclusivity, three-year exclusivity, and orphan exclusivity.
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
Post-approval Requirements
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems, including safety issues, with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA and other authorities also strictly regulate the promotional claims that may be made about prescription products. Under the FDCA, the sponsor of an approved drug in the U.S. may not promote that drug for unapproved, or off-label, uses, although a physician may prescribe a drug for an off-label use in accordance with the practice of medicine. If we are found to have promoted off-label uses, we may be subject to significant liability, including sanctions, civil and criminal fines, and injunctions prohibiting us from engaging in specified promotional conduct.
Moreover, any drug products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:
•record-keeping requirements;
•reporting of adverse experiences with the drug;
•providing the FDA with updated safety and efficacy information;
•drug sampling and distribution requirements;
•notifying the FDA and gaining its approval of specified manufacturing or labeling changes;
•complying with certain electronic records and signature requirements; and
•complying with FDA promotion and advertising requirements.
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
Failure to comply with the FDCA and other applicable U.S. requirements at any time during the product development process, approval process or after approval may subject us to a variety of administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:
•refusal to approve pending applications;
•withdrawal of an approval;
•imposition of a clinical hold;
•warning letters, untitled letters and similar communications;
•product seizures or recalls;
•total or partial suspension of production or distribution; or
•injunctions, fines, restitution, disgorgement of profits or civil or criminal investigations and penalties brought by the FDA and the Department of Justice, or DOJ, or other governmental entities.
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
Foreign Regulation
In addition to regulations in the U.S., we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the EU and Great Britain, before we may commence clinical trials or market products in those countries or economic areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time to obtain these approvals may be longer or shorter than that required for FDA approval.
Under the EU regulatory regimes, a company may submit marketing authorization applications under the centralized, decentralized or mutual recognition procedures, or under the purely national route of approval. Where the product is intended to be marketed in, one member EU state, a national application for marketing authorization is filed. The centralized procedure is compulsory for medicinal products produced by biotechnology, designated orphan medicines, advanced-therapy medicines such as gene-therapy, and those medicinal products containing new active substances for specific indications such as the treatment of HIV or AIDS and immune dysfunctions, cancer, neurodegenerative diseases, diabetes, and viral diseases, and is optional for other medicines that are highly innovative. Under the centralized procedure, a single marketing authorization application is submitted to the EMA, where it will be evaluated by the Committee for Medicinal Products for Human Use (CHMP). A favorable CHMP opinion typically results in the grant by a single marketing authorization granted by the European Commission in an implementing decision, known as a centralized marketing authorization. A centralized marketing authorization is valid for all EU member states and, by extension (after taking the corresponding national implementing measures), in Norway, Iceland and Liechtenstein. In general, an initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization applicable by the EMA is 210 days, excluding clock stops. Clock-stops allow the applicant the necessary time to provide additional information in response to the questions raised by the CHMP. The clock-stops considerably extend the time taken by the CHMP to complete the evaluation of a marketing authorization application. Ordinarily, within 67 days of receipt of the scientific opinion provided by the EMA, the European Commission will issue a binding decision on the marketing authorization application.

The decentralized procedure allows marketing authorization applications to be submitted simultaneously in two or more EU member states, whereas the mutual recognition procedure must be used if the product has already been authorized in at least one other EU member state on a national basis, and the applicant seeks progressively approval of the same medicinal product in one or more EU Member States. Both the decentralized and mutual recognition procedures provide for approval by one or more “concerned” member states based on an assessment of an application performed by “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days of the receipt of a valid application. Within 90 days of receiving the reference member state’s positive assessment report, each concerned member state must approve the assessment report and related materials, unless they identify a serious risk to public health. Under the mutual recognition procedure, the concerned member states have the same 90-day period to recognize the marketing authorization in the reference member state. The decentralized procedure contemplates a single clock-stop at Day 105, which may extend the process for completing the assessment procedure. In either case, if there is a disagreement between Member States during the assessment of the submitted data based on concerns about serious risks to public health, the Coordination Group for Mutual Recognition and Decentralized Procedures will consider the matter and seek to reach a conclusion within 60 days. If this is not possible, the reference member state can escalate this issue to the EMA for arbitration. The purely national procedure results in a marketing authorization in a single EU member state.

Following the UK’s vote to leave the EU, in Great Britain (being England, Wales and Scotland), all medicinal products with a centralized EU marketing authorization were automatically converted to Great Britain marketing authorizations unless marketing authorization holders opted out of this process. According to Article 5(4) of Annex 2 to the Northern Ireland Protocol contained in the Agreement on the withdrawal of the United Kingdom of Great Britain and Northern Ireland from the European Union and the European Atomic Energy Community, centralized marketing authorizations continue to apply in Northern Ireland. For three years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, the UK medicines regulator, may rely on a European Commission marketing authorization approval in the centralized procedure in order to expedite an application for a Great Britain marketing authorization. A separate application is still required, and marketing authorizations are granted by the Medicines and Healthcare products Regulatory Agency.
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
Health Care and Other Reform
In the U.S., there have been and continue to be a number of significant legislative initiatives to contain healthcare costs. Federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Healthcare Reform Act, which expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs. We face uncertainties because there have been, and may be additional, federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the Healthcare Reform Act. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty established under Healthcare Reform Act for individuals who do not maintain mandated health insurance coverage beginning in 2019. The Healthcare Reform Act has also been subject to judicial challenge. On June 17, 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the Healthcare Reform Act brought by several states without specifically ruling on s the constitutionality of the Healthcare Reform Act.
Beyond the Healthcare Reform Act, there have been ongoing legislative and administrative reform efforts that affect pricing or payment for drug products or the healthcare industry more generally. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, in 2022, the Inflation Reduction Act of 2022, or the IRA, contains numerous drug pricing and payment reforms. Among other provisions, the IRA requires manufacturers to pay a rebate to the federal government if prices for single-source drugs covered under Medicare Part B and most drugs covered under Medicare Part D increase faster than the rate of inflation. Other provisions will be implemented over the next few years – e.g., the IRA imposes a yearly cap ($2,000 in 2025) on out-of-pocket prescription drug costs in Medicare Part D; implements a new Medicare Part D manufacturer discount drug program in 2025; and, starting in 2026, creates a drug price negotiation program under which the prices for certain high Medicare spend drugs and biologicals without generic or biosimilar competition will be limited by a cap that is defined by reference to, among other things, a specified non-federal average manufacturer price. Such provisions could have a material impact on our ability to raise prices for our product and may adversely affect our profitability.
Some of the healthcare reform changes have been and may continue to be subject to scrutiny and legal challenge. For example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed, and the IRA further delayed implementation of the rule until January 1, 2032.
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
General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of (1%-3%) reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2031 (except May 1, 2020 to March 31, 2022) unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.
Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our current or future products if approved for sale. We cannot, however, predict the ultimate content, timing or effect of federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.
Government Contracts and Regulation
We currently contract with the federal government. The BARDA contract could result in payments to us of up to approximately $303.6 million and consists of a five-year base period-of-performance and a total contract period-of-performance (base period plus option exercises) of up to ten years for us to complete the studies and manufacturing activities necessary for the FDA to consider emergency use authorization NUZYRA to treat people exposed to anthrax. As a government contractor, we are subject to complex and wide-ranging federal and agency-specific regulations and contractual requirements that not only govern how we perform under the contract but also impose other requirements that affect our operations, including socio-economic obligations such as obligations related to affirmative action and maintaining a drug-free workplace. While many of our employees have been involved in working with government contracts previously, many of these government contracting requirements are new to Paratek as a company. Failure to comply with government contracting requirements could result in termination of our contract and the imposition of penalties.
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
We received FDA approval for NUZYRA in October 2018 and launched NUZYRA in the U.S. in February 2019. Additionally, FDA approval was granted in October 2018 for SEYSARA and Almirall launched SEYSARA in the U.S. in January 2019. We have exclusively licensed U.S. commercial rights for SEYSARA to Almirall for which we are entitled to tiered royalties on net sales in the U.S. We have also licensed SEYSARA to Almirall in the People’s Republic of China, Hong Kong and Macau, or the greater China region, and are entitled to a flat royalty on net sales in the greater China region. Although NUZYRA and SEYSARA are now being sold by us and Almirall, respectively, it will take some time to attain profitability and we may never do so. Our net loss for the year ended December 31, 2022 was $63.6 million. As of December 31, 2022, our accumulated deficit was $930.4 million. We expect to continue to incur losses for the foreseeable future as we seek to maintain and expand regulatory approvals for our products, continue to commercialize NUZYRA, including expansion into the community setting, expand our sales, marketing and distribution infrastructure, and add personnel to support our product development and commercialization efforts and operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate future revenue.
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
There is substantial doubt regarding our ability to continue as a going concern.
As of December 31, 2022, we had $34.2 million of cash and cash equivalents on hand. Our current level of cash and cash equivalents is not sufficient to fund operations for the next twelve months following the issuance of the financial statements included in this Annual Report on Form 10-K. As a result, there is substantial doubt regarding our ability to continue as a going concern for a period of one year from the issuance of the financial statements included in this Annual Report on Form 10-K.

We expect to finance future cash needs primarily through a combination of product sales, royalties, public or private equity offerings, debt or other structured financings, strategic partnership opportunities, government funding and active management of cash and expenses through operational efficiencies. Such activities may not succeed. The failure of the Company to obtain sufficient funds on acceptable terms could have a material adverse effect on the Company’s business, results of operations, and financial condition.

In addition, substantial doubt regarding our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and may make it more difficult for us to obtain financing. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, we may have to cease operations and liquidate our assets, and you may lose all or a part of your investment.

We may continue to require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back or cease our product development programs or commercialization efforts for NUZYRA.
As of December 31, 2022, our cash and cash equivalents were $34.2 million. In January 2023, we received proceeds of $36.4 million from the second procurement of NUZYRA under the BARDA contract that was delivered to and accepted by BARDA in December 2022. We will require substantial additional funding to meet FDA post-marketing approval requirements for NUZYRA, which we expect to be materially funded through the BARDA contract. Additional funding will be required to support and accelerate the commercialization of NUZYRA, especially in the community setting, to fund the development of omadacycline in other indications, including NTM, and to advance the development of, or license or acquisition of, potential other product candidates, and such funding may not be available on favorable terms or at all. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the filing date of this Annual Report on Form 10-K. Because the profitability of NUZYRA and SEYSARA, and the successful development of any other future product candidates, is uncertain, we are unable to estimate the actual funds we will require to fund our continuing operations, including for our clinical development programs and commercialization efforts for NUZYRA.
Our future funding requirements will depend on many factors, including but not limited to:
•the progress of clinical development of omadacycline in additional indications, including NTM and pulmonary anthrax;
•the costs and timing of commercialization activities for NUZYRA, including expansion into the community setting;
•product revenue received from commercial sales of NUZYRA;
•timing and amount of actual reimbursements and NUZYRA purchases under the BARDA contract;
•the ability of Zai to develop, manufacture and commercialize omadacycline in the Zai territory;
•royalty revenue received from commercial sales of SEYSARA by Almirall;
•the ability of Almirall to develop, manufacture and commercialize sarecycline in the greater China region;
•the scope, progress, timing, cost and results of research, preclinical development and clinical trials, including for NTM;
•the costs, timing and outcome of seeking, obtaining, maintaining and expanding FDA and non-U.S. regulatory approvals;
•the costs associated with establishing and expanding our manufacturing, sales, marketing and distribution capabilities;
•the cost, number and characteristics of other product candidates that we may pursue;
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

•the effect of competing products, including generic products, that may limit market penetration of our products;
•our need to implement additional internal systems and infrastructure, including financial and reporting systems;
•resources required to develop and implement policies and processes to promote ongoing compliance with applicable healthcare laws and regulations;
•costs required to ensure that our and our partners’ business arrangements with third parties comply with applicable healthcare laws and regulations; and
•the economic and other terms, timing and success of our existing and future collaboration and licensing arrangements, including the timing of receipt of any milestone or royalty payments under such arrangements.
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
In October 2018, the FDA approved NUZYRA in the U.S. for the treatment of adults with CABP and ABSSSI that are proven or strongly suspected to be caused by susceptible bacteria. The completion of any future clinical trials, including for NTM and FDA PMRs, could be substantially delayed or prevented by several factors, including:
•severe restrictions on the clinical and healthcare system resulting from global health outbreaks, including the COVID-19 pandemic;
•delay or failure to obtain sufficient supplies of the product candidate or of the comparator product for our clinical trials;
•the limited number of, and competition for, suitable sites to conduct our clinical trials, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;
•any delay or failure to obtain regulatory approval or agreement to commence a clinical trial in any of the countries where enrollment is planned;
•clinical holds on, or other regulatory objections to, a new or ongoing clinical trial;
•delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or clinical research organizations, or CROs, or local regulatory authorities, the terms of which can be subject to extensive negotiation and may vary significantly among different sites or CROs; and
•delay or failure to obtain Institutional Review Board/ethics committee approval to conduct a clinical trial at a prospective site or within a specific region or country.
The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:
•slower than expected rates of patient recruitment and enrollment;
•feasibility of continuous trial execution in countries impacted by war, political conflict, and other humanitarian crises;
•failure of patients to complete the clinical trial;
•unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by patients;
•lack of omadacycline efficacy, or efficacy of other product candidates, evidenced during clinical trials;
•termination of our clinical trials by one or more clinical trial sites;
•inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols;
•inability to monitor patients adequately during or after treatment by us and/or our CROs;
•delay or failure to obtain sufficient supplies of omadacycline or of the relevant comparator product; and
•the need to repeat or terminate clinical trials as a result of inconclusive or negative results or unforeseen complications during clinical trial testing.
For example, in February 2022, Russia commenced a military invasion of Ukraine. Russia’s invasion and the ensuing response by Ukraine caused us to stop enrollment in both countries in one of our current clinical trials and has increased our costs and disrupted planned clinical development activities. In addition, data collected from trial participants in Russia and Ukraine may not be captured in the clinical database or it may not be possible to adequately monitor it. As a result, the data may need to be excluded from analyses and additional patients may need to be enrolled in other countries. Alternative countries and sites were included to fully and timely compensate for our clinical trial activities in Ukraine and Russia. While the cost of this trial is currently reimbursed under our BARDA contract, if our clinical trials are further interrupted, our costs and ability to generate revenues could be materially adversely impacted.
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
Changes in regulatory requirements and guidance may also occur, and we may need to amend clinical trial protocols to reflect these changes with appropriate regulatory authorities, which could impact the costs, timing, or successful completion of a clinical trial. Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, or the overseeing Institutional Review Board due to a number of factors, including:
•failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•unforeseen safety issues or any determination that a clinical trial presents unacceptable health risks;
•lack of adequate funding to continue the clinical trial due to unforeseen costs or other business decisions; and
•upon a breach or pursuant to the terms of any agreement with, or for any other reason by, current or future collaborators that have responsibility for the clinical development of any of our product candidates.

In addition, clinical practices vary globally, and there is a lack of harmonization among the guidance provided by various regulatory bodies of different regions and countries with respect to the data that is required to receive marketing approval, which makes designing global trials increasingly complex. Differing regulatory approval requirements in different countries also make it more difficult for us to conduct unified global trials, which can lead to increased development costs and marketing delays or non-viability of our clinical trials. The approval procedure and the time required to obtain approval also varies among countries. Furthermore, approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.
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
The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other U.S. and non-U.S. regulatory authorities. Regulations differ from country to country, which will require us to expend additional resources in each market for which a separate regulatory approval is required. We are not permitted to market our product candidates outside of the U.S. until we receive marketing approval from applicable regulatory authorities outside of the U.S. In the U.S., NUZYRA has received approval for the treatment of adults with CABP and ABSSSI that are proven or strongly suspected to be caused by susceptible bacteria, and SEYSARA for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients nine years of age and older; we are not permitted to market these or any other product candidates in the U.S. for indications for which such products and product candidates have not already received approval. Approval of other indications, including treatment of NTM with omadacycline, is subject to the risks of failure inherent in drug development.
Failure to comply with FDA and non-U.S. regulatory requirements may, either before or after product approval, if any, subject us to administrative or judicially imposed sanctions, including:
•restrictions on the products, manufacturers or manufacturing process;
•warning letters or untitled letters;
•civil and criminal penalties;
•injunctions;
•suspension or withdrawal of regulatory approvals;
•suspension of any ongoing clinical trials;
•product seizures, detentions or import bans;
•voluntary or mandatory product recalls and publicity requirements;
•total or partial suspension of production;
•imposition of restrictions on operations, including costly new manufacturing requirements; and
•refusal to approve pending NDAs or supplements to approved NDAs.
The FDA and foreign regulatory authorities also have substantial discretion in the drug approval process. The number of preclinical studies and clinical trials that will be required for regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular drug candidate. Regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including:
•a product candidate may not be deemed safe or effective;
•the results may not confirm the positive results from earlier preclinical studies or earlier stage clinical trials;
•regulatory agencies may not find the data from preclinical studies and clinical trials sufficient;
•regulatory agencies may not approve our third-party manufacturer’s processes or facilities;
•regulatory agencies may require significant warning or restrictions on use to the product label; or
•regulatory agencies may change their approval policies or adopt new regulations.
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
Additionally, if a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product, us or our partners, including requiring withdrawal of the product from the market. If we or our partners fail to comply with the regulatory requirements of the FDA and other U.S. and non-U.S. regulatory authorities, or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, the FDA or other regulatory authorities could impose significant penalties, such as:
•issuance of warning letters or untitled letters;
•imposition of injunctions or civil or criminal penalties, fines, restitution or disgorgement of profits or revenue;
•suspension or withdrawal of regulatory approval;
•restrictions on product labeling, marketing, distribution or use;
•imposition of total or partial suspension of production;
•suspension of any ongoing clinical trials;
•requirements to conduct post-marketing clinical trials;

•refusal to approve pending applications or supplements to applications;
•imposition of restrictions on operations, including costly new manufacturing requirements; or
•seizure or detainment of products or requirements for us or our partners to initiate a product recall.
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
Although NUZYRA and SEYSARA have undergone safety testing in humans and in laboratory animals, not all adverse effects of drugs can be predicted or anticipated from these clinical studies and preclinical safety and toxicology studies. Unforeseen side effects from either NUZYRA or SEYSARA could arise after the approved product has been marketed. Many of the most widely used antibiotics are associated with treatment-limiting adverse events, including in some instances, kidney damage, allergic reactions or sudden cardiovascular death due to cardiac arrhythmia. The results of future clinical trials or from marketing experience may show that NUZYRA or SEYSARA, or any other product candidate, cause undesirable or unacceptable side effects. Furthermore, even though both NUZYRA and SEYSARA have received marketing approval, if we or others later identify undesirable or unacceptable side effects caused by NUZYRA or SEYSARA:
•regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;
•we or our partners may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;
•we or our partners may be subject to limitations on how we may promote the product;
•sales of the product may decrease significantly;
•regulatory authorities may withdraw approvals of an approved product, or otherwise require us or our partners to take our approved product off the market, or impose restrictions on its distribution;
•we or our partners may be subject to litigation or product liability claims and be held liable for harm caused to patients; and
•our reputation may suffer.
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
Market acceptance and sales of NUZYRA, SEYSARA and any of our or our partners’ other products will depend on coverage and reimbursement policies of third party payors. Government authorities, government health care programs and private third-party payors, such as private health plans, decide which drugs they will cover and establish reimbursement levels. Coverage and reimbursement may vary among third-party payors. Coverage may not be available, and reimbursement may not be adequate, for NUZYRA, SEYSARA or any other products that we or our partners develop and commercialize. Also, coverage and reimbursement policies may reduce the demand for, or the price purchasers are willing to pay for, our or our partners’ products. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our or our partners’ products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of such products. Therefore, if coverage is not available or reimbursement is limited, we and our partners may not be able to successfully commercialize NUZYRA, SEYSARA or future approved products, if any.

Third-party payors may limit coverage or impose conditions on coverage. For example, third-party payors may: (1) limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication; (2) require use of alternative therapies before a drug product will be covered or (3) implement pre-approval (known as “prior authorization”) requirements for coverage of particular prescriptions (to allow the payor to determine whether a product is medically necessary for a particular patient before use of a product will be covered). A decision by a third-party payor not to cover or limit coverage our products could reduce utilization of those products.

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
The U.S. and several foreign jurisdictions are considering, or have already enacted, a number of legislative and regulatory reforms to change the healthcare system in ways that could affect our or our partners’ ability to sell approved products profitably. Among policymakers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

The U.S. government and individual states have aggressively pursued healthcare reform, as evidenced by the passage of the Healthcare Reform Act. The Healthcare Reform Act substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that might affect the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. We face uncertainties because there have been, and may be additional, federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the Healthcare Reform Act. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019. The Healthcare Reform Act has also been subject to judicial challenge. For example, in June 2021, the Supreme Court rejected a challenge to the constitutionality of the Healthcare Reform Act on the grounds that the states and individuals that brought the challenge did not have standing.

Beyond the Healthcare Reform Act, there have been ongoing legislative and administrative reform efforts that affect pricing or payment for drug products or the healthcare industry more generally. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, in 2022, the Inflation Reduction Act of 2022, or the IRA, contains numerous drug pricing and payment reforms. Among other provisions, the IRA imposes a yearly cap ($2,000 in 2025) on out-of-pocket prescription drug costs in Medicare Part D, implements a new Medicare Part D manufacturer discount drug program in 2025; requires manufacturers to pay a rebate to the federal government if prices for single-source drugs and biologicals covered under Medicare Part B and nearly all covered drugs under Part D increase faster than the rate of inflation and, starting in 2026, creates a drug price negotiation program under which the prices for certain high Medicare spend drugs and biologicals without generic or biosimilar competition will be limited by a cap that is defined by reference to, among other things, a specified non-federal average manufacturer price.

Some of the health care reform changes have been and may continue to be subject to legal challenge. For example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed, and the IRA further delayed implementation of the rule until January 1, 2032. Adoption of new healthcare reform legislation at the federal or state level could negatively affect demand for, or pricing of, our products or product candidates if approved for sale.
Additional legislative actions to control U.S. healthcare or other costs have passed. The Budget Control Act, as amended, resulted in the imposition of reductions (1%-3%) in Medicare, but not Medicaid, payments to providers in 2013 and remains in effect through 2031 (except May 1, 2020 to March 31, 2022) unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.
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
Recently, there has been considerable public and government scrutiny in the U.S. of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been several recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices or price increases. Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our products and could diminish our ability to establish what we believe is a fair price for our products, ultimately diminishing our revenue for our products.
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
•federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;
•federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
•federal anti-kickback prohibition known as Eliminating Kickbacks in Recovery Act or EKRA, which prohibits certain payments related to referrals of patients to certain providers (recovery homes, clinical treatment facilities and laboratories) and applies to services reimbursed by private health plans as well as government health care programs;
•federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, collectively, HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•the FDCA, which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
•federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
•the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians, certain non-physician practitioners and teaching hospitals to the federal government for re-disclosure to the public; and
•state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state laws regulating interactions between pharmaceutical manufacturers and healthcare providers, including laws that require manufacturers to adopt certain compliance standards or disclose financial interactions with health care providers to the government and public; state laws that require manufacturers to report pricing information or marketing expenditures and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.
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
Many of these laws and their implementing regulations contain ambiguous requirements or require administrative guidance for implementation. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations , our activities could be subject to challenge. It is possible that governmental authorities will conclude that our or our partners’ business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws. If our or our partners’ operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we or our partners may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could significantly harm our business.
Outside of the U.S., foreign laws may also regulate our activities, or those of our collaboration partners.
Risks Related to Our Business
We are highly dependent on the commercial success of NUZYRA in the U.S. and, to a lesser extent, SEYSARA.
Our success is currently dependent on the successful commercialization of NUZYRA in the U.S., as well as the commercialization of NUZYRA in the Zai territory, and, to a lesser extent, SEYSARA, which Almirall has the rights to commercialize in the U.S. and the greater China region. We are not currently developing, and have no such plans to develop, any other product candidates, other than NUZYRA (omadacycline) for the treatment of NTM, anthrax, and other relevant preclinical or clinical investigations. We may need additional financing or grants to fund development of any current or future product candidates.
The majority of our time, resources and effort are focused on the commercialization of NUZYRA, the success of which depends on, among other things, our ability to:
•secure sufficient starting materials and maintain commercial manufacturing arrangements with third-party manufacturers;
•produce, through a validated process, sufficient quantities and inventory of NUZYRA to meet demand;
•build and maintain internal sales, distribution and marketing capabilities sufficient to generate commercial sales of NUZYRA, including in the community setting;
•secure widespread acceptance of our product from physicians, healthcare payors, patients and the medical community;
•properly price and obtain coverage and adequate reimbursement of NUZYRA by governmental authorities, private health insurers, managed care organizations and other third-party payors;
•maintain compliance with ongoing FDA labeling, packaging, storage, advertising, promotion, recordkeeping, safety and other PMRs;
•manage our costs and expenses commensurate with NUZYRA’s projected growth; and
•establish and maintain collaborations with third parties for the commercialization of NUZYRA in countries outside of the U.S., such as our existing collaboration with Zai to develop, manufacture and commercialize omadacycline in the Zai territory, and such collaborators’ ability to obtain regulatory and reimbursement approvals in such countries.
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
On December 18, 2019, we entered into a contract with BARDA to support the development of NUZYRA for the treatment of pulmonary anthrax and the fulfillment of FDA PMRs associated with NUZRYA’s initial approval. The BARDA contract also includes the ability for BARDA to procure up to 10,000 treatment courses of NUZYRA for use against potential biothreats. The first procurement of NUZYRA was delivered to and accepted by BARDA in June 2021. The second procurement, the purchase of an additional 2,500 treatment courses of NUZYRA for a total of $36.4 million, was delivered to and accepted by BARDA in December 2022. The amount earned from this procurement was recognized in net U.S. sales of NUZYRA during the fourth quarter of 2022. The two additional procurements of NUZYRA under the BARDA contract have not yet been activated and represent a maximum of approximately $79.0 million of funding under the contract. Activation of BARDA’s option is tied to our future progress in the ongoing anthrax development program and will be triggered upon achievement of the following development milestones: (1) BARDA’s receipt of positive top line data in PEP and treatment of inhalation anthrax from a combination of our pilot and pivotal efficacy studies in animal models and (2) our receipt of sNDA approval from the FDA for treatment of inhalational anthrax . If BARDA were to fail to exercise its options, eliminate, reduce, or materially delay funding, including with respect to further procurements under the BARDA contract due to our failure to achieve the developmental milestones on our anticipated timeline or otherwise, or prohibit reimbursement of some of our incurred costs, we would have to seek additional funding to continue development of NUZYRA for the treatment of anthrax or significantly decrease or cease the product’s development for that indication. Moreover, a loss of BARDA funding could jeopardize our ability to maintain the infrastructure needed to maximize NUZYRA’s commercial potential, and to fulfill NUZYRA’s FDA PMRs in a timely manner.
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
U.S. government contracts, such as our BARDA contract, generally contain unfavorable termination provisions, which may subject us to additional risks as compared to our competitors that have not entered into such contracts. These risks include the ability of the U.S. government to unilaterally:
•terminate or reduce the scope of our contract with or without cause;
•interpret relevant regulations (federal acquisition regulation clauses);
•require performance under circumstances which may not be favorable to us;
•require an in-process review where the U.S. government will review the project and its options under the contract;
•control the timing and amount of funding, which impacts the development progress of our programs; and
•audit and object to our contract-related costs and fees, including allocated indirect costs.
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
Sales of NUZYRA and SEYSARA are dependent on several factors including our and our partners’ ability to educate and increase physician awareness of the benefits, safety and cost-effectiveness of NUZYRA and SEYSARA relative to competing therapies. The degree of market acceptance of NUZYRA and SEYSARA among physicians, patients, healthcare payors and the medical community depends on a number of factors, including:
•acceptable evidence of safety and efficacy;
•relative convenience and ease of administration;
•prevalence and severity of any adverse side effects as a result of treatment with NUZYRA and SEYSARA;
•availability of alternative treatments;

•pricing, cost effectiveness and value propositions;
•effectiveness of our sales and marketing capability and strategies, especially during the restrictions resulting from COVID-19 on our commercial, medical and manufacturing teams; many of which remain in place today.
•complications or barriers that inhibit our commercial team from reaching the appropriate audience to promote our product(s) because of the spread of COVID-19 or any outbreak of other contagious diseases;
•ability to obtain sufficient third-party coverage and reimbursement;
•the clinical indications for which NUZYRA and SEYSARA are approved, as well as changes in the standard of care for their targeted indications;
•the continuing effectiveness of our manufacturing and supply chain;
•warnings and limitations contained in the approved labeling for NUZYRA and SEYSARA, including that efficacy of SEYSARA beyond 12 weeks and safety beyond 12 months have not been established;
•safety concerns with similar products marketed by others;
•our ability to comply with FDA PMRs associated with the FDA approval of NUZYRA, including conducting and completing post-marketing studies; and
•the actual market-size for NUZYRA and SEYSARA, which may be larger or smaller than expected.
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
If a pandemic, epidemic or outbreak of an infectious disease occurs, our business may be adversely affected. Such events may result in a period of business and manufacturing disruption or in an inability to scale our production to meet demand in a cost-effective manner or at all, any of which could materially affect our business, results of operations and financial condition. For example, the global spread of COVID-19 resulted in disruptions to our business, and in the future may result in additional disruptions. These may include disruptions to our business due to illness of our personnel or the personnel of our suppliers, travel and access restrictions or work-from-home requirements, supply chain delays, import limitations, shipping delays, delays in the FDA review process, and general capital markets volatility. Each of these factors could adversely affect our business. The full extent to which COVID-19 or another pandemic, epidemic, or outbreak of an infectious disease may impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.
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
The GAIN Act is intended to provide incentives for the development of new QIDPs, including the potential for QIDP designated products to receive an additional five-year marketing exclusivity period to be added to certain exclusivities otherwise provided in the FDCA. While any of our product candidates that are successfully designated as QIDPs could potentially be eligible for such GAIN exclusivity, these incentives may also result in more competition in the market for new antibiotics and may cause pharmaceutical and biotechnology companies with more resources than we have to shift their efforts toward the development of products that could be competitive with our product candidates. Furthermore, price competition may inhibit the acceptance of our products, physicians may be reluctant to switch from existing products to our products, physicians may switch to other newly approved drug products, or physicians may choose to reserve our products for use in limited circumstances.
NUZYRA competes with other antibiotics in the serious bacterial skin infection market. These include, but are not limited to, vancomycin, marketed as a generic by Abbott Laboratories and others; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; tedizolid, marketed as Sivextro; daptomycin, marketed as Cubicin by Merck Pharmaceuticals Inc. and available as a generic; dalbavancin, marketed as Dalvance by Abbvie; oritavancin, marketed as Orbactiv and delafloxacin marketed as Baxdela by Melinta Therapeutics, Inc.; quinupristin/dalfopristin, marketed as Synercid by Pfizer, Inc.; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; telavancin, marketed as Vibativ by Cumberland Therapeutics Inc.; ceftaroline, marketed as Teflaro by Abbvie; and generic trimethoprim/sulfamethoxazole and clindamycin.
NUZYRA also competes with other antibiotics in the community-acquired pneumonia market. These include azithromycin, marketed as Zithromax and Z-PAK by Pfizer Inc. and available as a generic; clarithromycin, marketed as Biaxin by Abbott Laboratories and available as a generic; moxifloxacin, marketed as Avelox by Bayer AG and available as a generic; levofloxacin, marketed as Levaquin by Johnson & Johnson and available as a generic; tigecycline, marketed as Tygacil by Pfizer Inc. and available as a generic; linezolid, marketed as Zyvox by Pfizer Inc. and available as a generic; ceftriaxone, marketed as Rocephin by F. Hoffman-La Roche Ltd and available as a generic; ceftaroline, marketed as Teflaro by Abbvie; delafloxacin, marketed as Baxdela by Melinta Therapeutics Inc; and lefamulin, marketed as Xenleta by Nabriva Therapeutics. We are also aware of various drugs that are or may eventually be under development for the treatment of CABP, including, but not limited to, GSK2140944, under development by GSK, and nemanoxacin, under development by TaiGen Biotechnology.
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
We do not currently own or operate manufacturing facilities for the production of NUZYRA or any other product candidate, nor do we currently intend to do so in the future. We currently depend on third-party contract manufacturers for the supply of the active pharmaceutical ingredients for NUZYRA. We have entered into certain long-term manufacturing and supply agreements, including agreements for the (i) supply of starting materials for crude omadacycline, (ii) supply of active pharmaceutical ingredient for our omadacycline products, (iii) manufacture and supply of omadacycline oral solid dosage tablets and omadacycline in injectable form, (iv) primary packing, labelling, storage and related services for omadacycline oral solid dosage tablets and injectable omadacycline in vials, and (v) distribution and logistics services. We are currently in discussions with third-party manufacturers and may enter into additional long-term supply agreements with them. We may not be able to reach agreement with some of these contract manufacturers, or to identify and reach arrangement on satisfactory terms with other contract manufacturers, to manufacture NUZYRA or any future product candidates. Additionally, we anticipate that the facilities used by any contract manufacturer to manufacture NUZYRA or any future product candidates will be the subject of inspections by regulatory agencies before the FDA and other regulatory authorities that approve an NDA or marketing authorization for the product candidate manufactured at that facility. We will depend on these third-party manufacturing partners for compliance with the FDA’s manufacturing requirements for finished products. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA and other regulatory authorities’ cGMP requirements, any future product candidates may not be approved or, in the case of NUZYRA, may be subject to delays in release and/or product recalls. While third-party manufacturers of NUZYRA have previously passed FDA and other regulatory agency inspections, we cannot provide assurance that they will pass such inspections in the future.
Furthermore, any interruption of the development or operation of the manufacturing facilities due to, among other reasons, the COVID-19 pandemic or another global health outbreak, or events such as order delays for equipment or materials, equipment malfunction, quality control and quality assurance issues, regulatory delays, or and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of a facility or business or failure or damage to a facility by natural disasters or pandemics, could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available NUZYRA, other product candidates or materials.
Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products and product candidates ourselves, including:
•the possibility of a breach of the manufacturing agreements by the third parties because of factors beyond our control;

•the possibility of termination or nonrenewal of the agreements by the third parties before we are able to arrange for a qualified replacement third-party manufacturer;
•the possibility that third parties are unable to manufacture NUZYRA consistently in commercial quantities, at acceptable costs on expected timelines;
•the possibility that we may not be able to maintain or secure manufacturers or manufacturing capacity in a timely manner and on satisfactory terms in order to meet our manufacturing needs; and
•the possibility that the third parties may not be able to respond adequately to unexpected changes in demand forecasts that may result in either lost revenue or excessive inventory with decreasing shelf-life.
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
Reliance on collaborative relationships poses a number of risks, including the following:
•our collaborators may not perform their obligations as expected or in compliance with applicable laws;
•the prioritization, amount and timing of resources dedicated by our collaborators to their respective collaborations with us is not under our control;
•some product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products;
•our collaborators may elect not to proceed with the development of product candidates that we believe to be promising;
•disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•some of our collaborators might develop independently, or with others, products that could compete with our products;
•A delay in the development timeline for omadacycline in the Zai territory would result in a potential loss of milestone payments and future royalties from the partnership under the Zai Collaboration Agreement; and
•if the exclusive rights to sarecycline in the U.S. or the greater China region are returned to us by Almirall, or the rights to omadacycline in the Zai territory returned to us by Zai, we will need to establish a new development and commercialization partnership to further sarecycline in the U.S. and greater China region or omadacycline in the Zai territory. There can be no assurance that we would be able to find such a partner.
We have continued to build our sales and distribution infrastructure. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing NUZYRA or any future product candidates to their full potential.
We have grown our sales force and commercialization capabilities within our organization through the expansion of our community-based sales force. We have also invested in a sales and marketing organization with technical expertise and supporting distribution capabilities to successfully commercialize NUZYRA, which can be expensive and time consuming. In addition, we may not be able to hire a sales force in the U.S. that is large enough or has adequate expertise in the medical markets that we intend to target. Any failure or delay in the development of our sales, marketing and distribution capabilities would adversely impact the commercialization of NUZYRA.
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
Factors that may inhibit our efforts to maintain and develop our commercialization capabilities include:
•an inability to retain an adequate number of effective commercial personnel in the medical markets we intend to target;
•an inability to train sales personnel, who may have limited experience with our company or NUZYRA, to deliver a consistent message regarding NUZYRA and be effective in convincing physicians to prescribe NUZYRA;
•a lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
•an inability to equip sales personnel with effective materials, including medical and sales literature to help them educate physicians and our healthcare providers regarding NUZYRA and its proper administration;
•unforeseen costs and expenses associated with maintaining and further developing an independent sales and marketing organization; and
•complications or barriers that inhibit our commercial team from reaching the appropriate audience to promote our product(s) because of the spread of COVID-19 or any outbreak of other contagious diseases.
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

In addition, the use of specialty pharmacies, specialty distributors and a third-party patient services hub involves certain risks, including, but not limited to, risks that these organizations will:
•not provide us with accurate or timely information regarding their inventories, the number of patients who are using NUZYRA or serious adverse reactions, events and/or product complaints regarding NUZYRA;
•not effectively sell or support NUZYRA, or communicate publicly concerning NUZYRA in a manner that is contrary to FDA rules and regulations;
•reduce or discontinue their efforts to sell or support NUZYRA;
•not devote the resources necessary to sell NUZYRA in the volumes and within the time frame we expect;
•be unable to satisfy financial obligations to us or others; or
•cease operations.
Any such events may result in decreased product sales and lower product revenue, which would harm our results of operations and business. Additionally, relationships with specialty pharmacies, specialty distributors and a third-party patient services hubs as wells as the provision of patient support services by manufacturers directly or through such third parties, although fairly typical in the pharmaceutical industry, can be subject to challenge under fraud and abuse or FDA laws if not structured appropriately.
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
The commercial success of NUZYRA and SEYSARA will depend upon their level of market acceptance among physicians, patients and the medical community. The degree of market acceptance of NUZYRA and SEYSARA will depend on a number of factors, including:
•limitations or warnings contained in the product’s FDA or foreign regulatory approved labeling;
•changes in the standard of care for the targeted indications for any of our products;
•limitations in the approved clinical indications for our products;
•demonstrated clinical safety and efficacy compared to other products;
•lack of significant adverse side effects;
•sales, marketing, reimbursement and distribution support;
•availability of coverage and adequate reimbursement from governmental or private third-party payors, such as Medicare or managed care plans;

•the extent to which government or third-party payors implement utilization management techniques, such as unreasonably high copayment formulary tiers, prior authorization or quantity limits for our product(s), or even refuse to provide coverage or adequate reimbursement for the products;
•timing of market introduction and perceived effectiveness of competitive products;
•the degree of cost-effectiveness and value of our products;
•availability of alternative therapies at similar or lower cost, including generics and over-the-counter products;
•the extent to which the product is approved for inclusion on formularies of hospitals, and third-party payors, including managed care organizations;
•whether the product is designated under physician treatment guidelines as a therapy for particular infections;
•whether the product is designated under national treatment or formulary guidelines;
•adverse publicity about our products or favorable publicity about competitive products;
•convenience and ease of administration of our products; and
•potential product liability claims.
Although we believe our clinical studies demonstrate that NUZYRA and SEYSARA represent clinically meaningful and efficacious options for patients and physicians, it is possible that we may receive data from additional clinical trials or in a post-market setting from physician and patient experiences with the commercial products that do not continue to support such interpretations. It is also possible that the FDA, physicians and third-party payors will not agree with our interpretation of our existing and future clinical trial data. If we are unable to demonstrate the value of NUZYRA and SEYSARA based on our data, our opportunity for these products to maintain premium pricing and be commercialized successfully would be adversely affected. If NUZYRA or SEYSARA do not achieve an adequate level of acceptance by physicians, patients and the medical community, we and our partners may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of NUZYRA, SEYSARA or any future product candidates may require significant resources and may never be successful.
Even though NUZYRA and SEYSARA have been approved for marketing in the U.S., we or our partners may never obtain approval of or commercialize NUZYRA or SEYSARA outside of the U.S., which would limit our ability to realize their full market potential.
In October 2018, the FDA approved NUZYRA in the U.S. for the treatment of adults with CABP and ABSSSI that are proven or strongly suspected to be caused by susceptible bacteria. We have global commercial rights to omadacycline, except that we have entered into a collaboration with Zai to develop, manufacture and commercialize omadacycline in the Zai territory. In December 2021, we received regulatory approval for omadacycline for the treatment of CABP in the People’s Republic of China. In October 2018, the FDA also approved SEYSARA for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients nine years of age and older. In the U.S. and the greater China region, Almirall has the exclusive rights to commercialize SEYSARA for the treatment of acne, whereas we retain all rights to sarecycline in all other countries. In the future, we, or our partners, may seek to commercialize omadacycline or sarecycline in countries outside of the U.S. and the greater China region, and in February 2020, we exclusively licensed from Almirall certain technology owned or in-licensed by Almirall or its affiliates that is necessary or useful to develop or commercialize sarecycline outside of the U.S. Almirall plans to develop sarecycline for acne in China, with a submission to the NMPA expected in 2023, according to Almirall.
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
We face an inherent risk of product liability lawsuits related to the testing of our products in seriously ill patients and face an even greater risk from sales of NUZYRA and SEYSARA. Product liability claims may be brought against us or our partners by participants enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling any of our products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for NUZYRA or SEYSARA;
•injury to our reputation and negative media attention;
•withdrawal of clinical trial participants;
•termination of clinical trial sites or entire clinical trial programs;
•significant litigation costs;
•substantial monetary awards to or costly settlements with patients or other claimants;
•product recalls or a change in the indications for which they may be used;
•loss of revenue;
•diversion of management and scientific resources from our business operations; and
•the inability of us or our partners to successfully commercialize our products.
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
We have grown our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
As of February 28, 2023, we had 268 full-time employees. We have expanded our employee base for managerial, operational, sales, marketing, financial and other resources. Any future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing any future growth activities. We may not be able to effectively manage any expansion of our operations that may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage any future growth, our expenses may increase more than expected our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to successfully commercialize NUZYRA, develop any future product candidates and compete effectively with others in our industry will depend in part, on our ability to effectively manage any future growth.
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
Risks Related to our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and may make it more difficult for us to fund our operations.

In April 2018, we issued $165.0 million aggregate principal amount of 4.75% Convertible Senior Subordinated Notes due 2024, or the Notes. The Notes bear cash interest at the annual rate of 4.75%, payable on November 1 and May 1 of each year, beginning on November 1, 2018, and mature on May 1, 2024 unless earlier repurchased, redeemed or converted. In February 2019, we, through our wholly-owned subsidiary Paratek Royalty Corporation, or Royalty, entered into a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, with Healthcare Royalty Partners III, L.P., or HCRP. Pursuant to the terms of the Royalty-Backed Loan Agreement, Royalty borrowed a $32.5 million loan, which was secured by, and is being repaid based upon, royalties from the Almirall Collaboration Agreement. The Royalty-Backed Loan Agreement matures on May 1, 2029, at which time, if not earlier repaid in full, the outstanding principal amount of the loan, together with any accrued and unpaid interest, and all other obligations then outstanding, shall be due and payable in cash by Royalty. In addition, in December 2020, we, through our wholly-owned subsidiary PRTK SPV2 LLC, a Delaware limited liability company, or the Subsidiary, entered into a royalty and revenue interest-backed loan agreement with an affiliate of R-Bridge Healthcare Investment Advisory, Ltd., herein referred to as the R-Bridge Loan Agreement. Pursuant to the terms of the R-Bridge Loan Agreement, the Subsidiary borrowed a $60.0 million secured term loan. Under the R-Bridge Loan Agreement, the outstanding principal balance bears interest at an annual rate of 7.0%, increasing to an annual rate of 10% during the continuance of any event of default. Refer to Note 16, Long Term Debt in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion of the Notes, the Royalty-Backed Loan Agreement and the R-Bridge Loan Agreement.

This substantial indebtedness could adversely affect our financial condition by increasing our vulnerability to general economic and industry conditions, requiring us to dedicate a substantial portion of cash flow from operations for debt service, limiting our flexibility to plan for, or react to, changes in our business and the industry in which we operate, placing us at a competitive disadvantage as compared to competitors with less indebtedness, and limiting our ability to borrow additional funds that may be needed to operate and expand our business.

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
Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. For example, we are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due. Furthermore, to the extent additional debt is added to our current debt levels, the risks described above could increase.

We are subject to certain restrictive covenants which, if breached, could have a material adverse effect on our business and prospects.
The R-Bridge Loan Agreement and Royalty-Backed Loan Agreement each impose operating and other restrictions on us. Such restrictions will affect, and in many respects limit or in some respects may prohibit, our ability to, among other things:
•dispose of substantially all of our assets or certain assets related to NUZYRA or SEYSARA, as;
•engage in mergers or consolidations;
•incur additional indebtedness secured by certain assets related to NUZYRA; and
•create liens on certain assets related to NUZYRA.
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
•we or our partners may initiate litigation or other proceedings against third parties to enforce our patent rights;
•third parties may initiate litigation or other proceedings seeking to invalidate patents owned by or licensed to us or to obtain a declaratory judgment that their product or technology does not infringe our patents or patents licensed to us;
•third parties may initiate opposition or reexamination proceedings challenging the validity or scope of our patent rights, requiring us or our partners to participate in such proceedings to defend the validity and scope of our patents;
•there may be a challenge or dispute regarding inventorship or ownership of patents currently identified as being owned by or licensed to us;
•the USPTO may initiate an interference between patents or patent applications owned by or licensed to us and those of our competitors, requiring us or our collaborators to participate in an interference proceeding to determine the priority of invention, which could jeopardize our patent rights; or
•third parties may submit ANDAs to the FDA seeking approval to market generic versions of our approved or future approved products prior to expiration of relevant patents owned by or licensed to us, requiring us to defend our patents, including by filing lawsuits alleging patent infringement.
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
The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•others may be able to develop a platform that is similar to, or better than, ours in a way that is not covered by the claims of our patents;
•others may be able to make compounds that are similar to our products or product candidates but that are not covered by the claims of our patents;
•we might not have been the first to make the inventions covered by our pending patent applications;
•we might not have been the first to file patent applications for these inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies;
•we may be unable to effectively protect our trade secrets;
•any patents that we obtain may not provide us with any competitive advantages or may ultimately be found invalid or unenforceable;
•we may not develop additional proprietary technologies that are patentable; or
•the patents of others may have an adverse effect on our business.

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
In the pharmaceutical industry, significant litigation and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights have become commonplace. The types of situations in which we may become a party to such litigation or proceedings include:
•we or our partners may initiate litigation or other proceedings against third parties seeking to invalidate the patents held by those third parties or to obtain a judgment that our products or processes do not infringe those third parties’ patents;
•if our competitors file patent applications that claim technology also claimed by us, we or our collaborators may be required to participate in interference or opposition proceedings to determine the priority of invention, which could jeopardize our patent rights and potentially provide a third party with a dominant patent position;
•if third parties initiate litigation claiming that our processes, products or use of products infringe their patent or other intellectual property rights, we and our collaborators will need to defend against such proceedings;
•if third parties initiate litigation claiming that our brand names infringe their trademarks, we and our collaborators will need to defend against such proceedings; and
•if a license to necessary technology is terminated, the licensor may initiate litigation claiming that our processes or products infringe or misappropriate their patent or other intellectual property rights and/or that we breached our obligations under the license agreement, and we and our collaborators would need to defend against such proceedings.
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
The trading price of our common stock could be subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the trading price of our common stock to fluctuate include:
•the commercial performance of NUZYRA and SEYSARA;
•our ability to maintain and expand regulatory approval for NUZYRA;
•issues in manufacturing NUZYRA;
•the results of our current and any future clinical trials of NUZYRA or any future product candidates;
•the entry into, or termination of, key agreements, including key commercial partner agreements;
•the initiation of material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;
•announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•adverse publicity relating to the antibiotics market, including with respect to other products and potential products in such market;
•the introduction of technological innovations or new therapies that compete with our products;
•the loss of key employees;
•changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
•general and industry-specific economic conditions that may affect our research and development expenditures;
•changes in the structure of healthcare payment systems; and
•period-to-period fluctuations in our financial results, including, in particular, our use of cash in operations.
Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. For example, the trading prices for our common stock and that of other biopharmaceutical companies have been particularly volatile due to the COVID-19 pandemic, the Russian invasion of Ukraine in February 2022, the impacts of inflation and supply chain disruptions. Such broad market fluctuations, as well as general economic, political and market conditions, may adversely affect the trading price of our common stock.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2022, approximately 3.6 million shares of common stock are held by our directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act. In addition, approximately 3.0 million shares of common stock that are subject to outstanding options and restricted stock units as of December 31, 2022 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rule 144 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business and our common stock. As of December 31, 2022, we had research coverage by three securities analysts. If the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research regarding us or our business model, technology or stock performance, the trading price of our common stock would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of the trading price of our common stock.
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
General Risk Factors
We may be subject to significant fines if we fail to comply with data privacy and security laws.
In recent years, there has been an increase in legal requirements relating to the collection, storage, use transfer and security of personal information. We are or may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve at the international, federal and state level, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Data protection, privacy and information security regulations could increase costs, and a failure to comply could result in fines, sanctions or other penalties.
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
Various states also have laws that regulate the privacy and security of personal information and so may affect our business operations. For example, we are subject to the California Consumer Privacy Act, or CCPA, as amended by the California Privacy Rights Act beginning January 1, 2023, or together, the CCPA. The CCPA gives California consumers, defined to include all California residents, certain rights, including the right to ask companies to disclose a copy of their personal information and request that such information be deleted or corrected. The CCPA also imposes obligations on companies to provide notice to California consumers regarding a company’s data processing activities and places limitations on a company’s ability to sell personal information or share it for purposes of cross-context behavioral advertising, including providing consumers a right to opt out of such disclosures of their personal information. In addition, Colorado, Connecticut, Utah and Virginia have also passed comprehensive privacy laws that may impact our operations and have or will go into operation in 2023 imposing expanded data protection obligations that may apply to us with respect to notice, data subject rights, and limitations as to the purposes for which personal data may be processed, and there are similar legislative proposals being advanced in other U.S. states, as well as in Congress.
Outside the U.S., other data privacy and security regulations may apply. For example, the processing of personal data in the European Economic Area, or the EEA, is subject to the General Data Protection Regulation, or the GDPR, which took effect in May 2018, and is also applicable in the U.K. as it forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419), which went into effect in January 2021. The GDPR increases obligations with respect to clinical trials conducted in the EEA and the U.K., such as in relation to the provision of fair processing notices, exercising data subject rights and reporting certain data breaches to regulators and affected individuals, as well as how we document our relationships with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA and U.K., including from clinical trial sites in the EEA, to countries that are considered by the European Commission or the U.K. Secretary of State to lack an adequate level of data protection, such as the U.S. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the U.K. to the United States, and other jurisdictions. For example, in July 2020, the Court of Justice of the E.U., or the CJEU, limited how organizations could lawfully transfer personal data from the EEA to the United States, by invalidating the Privacy Shield and placing limitations on the use of the European Commission’s approved Standard Contractual Clauses.

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
The operation of our businesses is dependent on computer hardware and software systems. Despite the implementation of security measures, our internal computer systems, and those of our CROs, our partners and other third parties (including those that collect, process and store personal data on our behalf) on which we rely, are vulnerable to damage, failures or interruptions from ransomware, phishing attacks, denial of service attacks, acts of vandalism, computer viruses, unauthorized access, usage errors by users or service providers, power, communications or other service outages and catastrophic events, including natural disasters, fire, terrorism, war and telecommunication and electrical failures. Any such damage, failures or interruptions could have a material adverse effect on use.
In addition, our systems safeguard important sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of the patients using our commercially approved products, clinical trial participants and employees. If a computer failure were to occur and cause interruptions in our operations, such as in the event of a ransomware attack, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further commercialization of NUZYRA and development of any future product candidates could be delayed. In addition, such data could be subject to unlawful or unauthorized access, acquisition, theft, loss or other data breaches.
Cyber-attacks are growing in sophistication and come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insider threats. While we invest in our systems and technology and in the protection of its products and data to reduce the risk of an attack or other significant disruption, there can be no assurance that these measures and efforts will prevent future attacks or other significant disruptions to any of the systems on which we rely and such technology and systems may be vulnerable to attacks by unauthorized third parties, hackers or breached due to employee error, negligence, malfeasance or other disruptions. Similarly, there can be no assurance that third party information technology providers with whom we contract will not suffer a significant attack or disruption that impacts customers, such as supply chain attacks. A successful attack could result in significant adverse consequences, including misappropriation of our confidential or proprietary information, needing to pay “ransomware” to re-access our systems, regulatory inquiries or litigation, increased costs and expenses including costs related to insurance and remediation of any security vulnerabilities, reputational damage, lost revenue, and fines or penalties.
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
Our business is subject to risks associated with conducting business internationally, in part due to a number of our suppliers and collaborative and clinical trial relationships being located outside of the U.S. Accordingly, our future results could be harmed by a variety of factors, including:
•economic weakness, including inflation or political instability, in particular foreign economies and markets;
•differing regulatory requirements for drug approvals, as well as product pricing and reimbursement, in foreign countries;
•potentially reduced protection for intellectual property rights;
•difficulties in compliance with non-U.S. laws and regulations;
•changes in non-U.S. regulations and customs, tariffs and trade barriers;
•changes in non-U.S. currency exchange rates and currency controls;
•changes in a specific country’s or region’s political or economic environment;

•trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;
•negative consequences from changes in tax laws;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•workforce uncertainty in countries where labor unrest is more common than in the U.S;
•difficulties associated with staffing and managing foreign operations, including differing labor relations;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geo-political actions, including war (such as the current armed conflict in Ukraine) and terrorism, or natural disasters, including earthquakes, typhoons, floods and fires and global health outbreaks such as the COVID-19 pandemic.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our headquarters are located in Boston, Massachusetts, where we occupy approximately 4,000 square feet of office space under a lease that expires in August 2023. We also rent approximately 19,000 square feet of office space in King of Prussia, Pennsylvania on a monthly basis under a lease that expires in September 2026.
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
Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on The Nasdaq Global Market under the symbol “PRTK.” As of February 28, 2023, there were 79 holders of record of our common stock.
Recent Sales of Unregistered Securities
During the year ended December 31, 2022, there were no unregistered sales of our securities.
Securities authorized for issuance under equity compensation plans
The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by stockholders (1)	5,613,954	(2)	$2.26	(3)	1,878,147	(4)
Equity compensation plans not approved by stockholders	939,602	(5)	4.92	(6)	1,104,339	(7)
Total	6,553,556		$2.64		2,982,486
(1)The number of authorized shares under the 2015 Equity Incentive Plan, or the 2015 Plan, will automatically increase on January 1 of each year, for the period commencing on (and including) January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur.
(2)Includes 815,900 shares relating to outstanding options and 4,317,188 shares relating to restricted stock units.
(3)Represents the weighted-average exercise price of outstanding options, warrants and rights.
(4)Includes 57,678 shares available under the 2009 and 2018 Employee Stock Purchase Plans. All shares cancelled or forfeited during the years ended December 31, 2022 and 2021 under the 2006 and 2014 Plans became available for grant under the 2015 Plan. The 2006 Plan terminated on July 2, 2020.
(5)Includes 558,252 shares relating to outstanding options and 381,350 shares relating to restricted stock units under the 2015 Inducement Plan and the 2017 Inducement Plan.
(6)Represents the weighted-average exercise price of outstanding options and rights.
(7)Includes 341,500 shares that remain available for grant under the 2015 Inducement Plan that the Company does not currently anticipate issuing.
Issuer Purchases of Equity Securities
There were no repurchases of our common stock during 2022.
Item 6.    Reserved

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
Company Overview
We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel life-saving therapies for life-threatening diseases or other public health threats for civilian, government and military use. Our United States, or U.S., Food and Drug Administration, or FDA, approved commercial product, NUZYRA® (omadacycline) is a once-daily oral and intravenous antibiotic for the treatment of adult patients with community-acquired bacterial pneumonia, or CABP, and acute skin and skin structure infections, or ABSSSI, caused by susceptible pathogens. We retain worldwide commercial rights to omadacycline, with the exception in the People’s Republic of China, Hong Kong, Macau and Taiwan, where we have entered into a collaboration agreement with Zai Lab (Shanghai) Co., Ltd., or Zai. The National Medical Products Administration, or NMPA, of China approved NUZYRA for the treatment of adult patients with CABP and ABSSSI in December 2021. China's National Healthcare Security Administration added the intravenous formulation of NUZYRA® (omadacycline) to the country's National Reimbursement Drug List for treatment of CABP and ABSSSI in January 2023, resulting in millions of patients gaining access to this once daily broad-spectrum antibiotic.
SEYSARA® (sarecycline) is an FDA-approved product which we have exclusively licensed in the U.S. and the People’s Republic of China, Hong Kong, Macau and Taiwan, certain rights to Almirall, LLC, or Almirall. SEYSARA is currently being marketed by Almirall in the U.S. as a once-daily oral therapy for the treatment of moderate to severe acne vulgaris. With respect to our technology as it relates to sarecycline, we retain development and commercialization rights in all countries other than the U.S., the People's Republic of China, Hong Kong, Macau and Taiwan, and in February 2020, we exclusively licensed from Almirall certain technology owned or in-licensed by Almirall or its affiliates that is necessary or useful to develop or commercialize sarecycline outside of the U.S. Almirall plans to develop sarecycline for acne in China, with a submission to the NMPA expected in 2023, according to Almirall.
We believe that NUZYRA has the potential to become the primary choice of physicians for use as a once-daily broad-spectrum monotherapy oral and IV antibiotic for ABSSSI, CABP and other serious community-acquired bacterial infections where resistance is of concern. NUZYRA is used in the emergency room, hospital, and community care settings. We have designed NUZYRA to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad-spectrum antibacterial activity, oral and IV formulations with once-daily dosing, no dosing adjustments for patients on concomitant medications and a generally safe and well-tolerated profile. NUZYRA also has the potential to be used as a once-daily oral and IV antibiotic for the treatment of non-tuberculous mycobacteria, or NTM, and pulmonary anthrax, where it could be suitable for both the treatment and post-exposure prophylaxis of anthrax as a priority medical countermeasure.
We continue to make significant progress in the pulmonary anthrax development program under the amended BARDA Bioshield contract. Several omadacycline PK studies have been completed in rabbits and in non-human primates to derive the doses to be tested in upcoming pilot efficacy, or dose range finding, studies for the treatment of inhalation anthrax in both rabbits and non-human primates. The first oral omadacycline PK study in non-human primates was also completed marking the initiation of the development program for the post exposure prophylaxis indication. We completed the first Animal Rule pilot efficacy study in 2022, which revealed that all three doses of omadacycline demonstrated one-hundred percent efficacy; all animals survived at day 45 which is the primary endpoint in an anthrax treatment model during which all non-treated animals died by Day 3.
In addition, we have evaluated minimum inhibitory concentrations, or MICs, of omadacycline against more than 130 anthrax strains. In these in vitro studies, omadacycline continued to demonstrate potent MICs and is considered effective against all anthrax isolates that were tested, including a strain resistant to doxycycline and a strain resistant to ciprofloxacin. Omadacycline MIC values in all of these strains remained unchanged and consistent with very potent in vitro activity which was not impacted in either of these resistant anthrax strains.

Together with BARDA, we also continue to advance our efforts to onshore the manufacturing of NUZYRA to the U.S. We have completed the knowledge transfer and development stage of our manufacturing process for the active pharmaceutical ingredient, or API, of omadacycline to our U.S. onshoring partners and are currently in the engineering stage of the initiative. We have completed knowledge transfer and the initiation of the process development work for production of vials. U.S.-based commercial supply production of tablets was implemented in 2022 and we anticipate U.S.- produced vials will be available by 2024.
The breadth of the utility of NUZYRA as a countermeasure against bioterrorism was affirmed when NUZYRA was added to the Center for Disease Control and Prevention's updated report, "Antimicrobial Treatment and Prophylaxis of Plague: Recommendations for Naturally Acquired Infections and Bioterrorism Response" in July 2021. Accordingly, NUZYRA is now listed as an alternative agent for the treatment, pre-exposure prophylaxis, and postexposure prophylaxis of primary bubonic and pharyngeal plague infections in adults 18 years of age and over.
We continue to pursue a number of other life-cycle opportunities for NUZYRA. We have explored trial designs and potential registration pathways with the FDA to determine the efficacy and safety of omadacycline in patients afflicted with non-tuberculous mycobacteria, or NTM, which are environmental organisms that can be found in soil, dust, and water, including natural and municipal water sources. Infection occurs when a person is exposed to NTM organisms. NTM can form difficult-to-eliminate biofilms, which are collections of microorganisms that stick to each other, and adhere to surfaces in moist environments. Although severe infection can affect the lymph nodes, skin, soft tissues, bones, and joints, the vast majority of NTM infection cases are pulmonary. The diagnosis of NTM infection is often delayed due to the constellation of non-specific symptoms and a lack of disease state awareness by clinicians.
NTM is a rare and orphan disease with no FDA-approved therapies in the U.S. In August 2021, the FDA granted orphan drug designation for NUZYRA for the treatment of NTM infections caused by Mycobacterium abscessus, or MAB, and Mycobacterium avium complex, or MAC. In October 2021, we initiated a double-blinded, placebo-controlled, randomized monotherapy Phase 2b clinical study for the treatment of MAB patients who are not receiving other treatments. The study size will be approximately 75 subjects randomized in a 1.5 to 1 ratio and therapy will last for 12 weeks with an efficacy endpoint assessment at that time point. Due to the small numbers of patients with this rare disease, we expect this study will complete enrollment within approximately two years from commencement.
The FDA granted Fast Track designation for the oral and IV formulations of NUZYRA for the treatment of NTM caused by both MAB and MAC in July 2022. The Company hosted an Investor Day in October 2022 that updated investors on the global market opportunity for NTM in both MAB and MAC, and laid the foundation for ex-U.S. partnering discussions. This event highlighted the significant global unmet medical need for patients suffering from this chronic, rare and life-threatening pulmonary disease, summarized key takeaways from our ongoing scientific program in NTM that includes the first randomized, placebo-controlled Phase 2b study being conducted in patients with NTM pulmonary disease caused by MAB. In February 2023, we held our fifth meeting in the last 12 months with the PMDA and have aligned on the registration program for NTM abscessus in Japan. The completion of this regulatory process is an important milestone in creating momentum in our ongoing discussions with potential partners in this country.
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
We have incurred significant losses since our inception in 1996. Our accumulated deficit at December 31, 2022 was $930.4 million and our net loss for the twelve months ended December 31, 2022 was $63.6 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and selling, general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue. We expect to continue to incur significant expenses and operating losses for the next several years.
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
Under the terms of the BARDA contract, BARDA can procure up to 10,000 anthrax treatment courses of NUZYRA. As of December 31, 2022, the first two of four 2,500 treatment courses of NUZYRA have been purchased by BARDA. The product procurement performance obligations generate revenue at a point in time, which is upon transfer of control of the product. As such, the related revenue for these performance obligations is recognized at a point in time as product revenue within our consolidated statement of operations. Refer to Note 5, Government Contract Revenue in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion of the BARDA contract and related revenue recognition.
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
Collaboration and Royalty Revenue
Collaboration and royalty revenue are recognized when revenue is earned under our collaboration and license agreements. Refer to Note 6, License and Collaboration Agreements in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion of the collaboration agreements and the related revenue recognition.
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
We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our products or product candidates for which we or any partner obtain regulatory approval, such as NUZYRA and SEYSARA. Aside from the FDA approval of NUZYRA in the U.S. and China, and SEYSARA in the U.S., we or our partners may never succeed in achieving regulatory approval for any of our other product candidates. The duration, costs and timing of clinical trials and development of our product candidates depend on a variety of factors, including:
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
We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies except as required by the BARDA contract. Our research and development expenses for omadacycline and other projects during the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Omadacycline	$25,711	$17,712
Other research and development costs	12,112	12,641
Total	$37,823	$30,353
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

Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021 (in thousands)

	Year Ended December 31,
	2022	2021
Product revenue, net	$136,820	$106,084
Government contract service revenue	11,586	6,639
Government contract grant revenue	9,480	9,211
Collaboration and royalty revenue	2,382	8,228
Net revenue	160,268	130,162
Expenses:
Cost of product revenue	23,056	21,535
Research and development	37,823	30,353
Selling, general and administrative	145,598	119,404
Total operating expenses	206,477	171,292
Loss from operations	(46,209)	(41,130)
Other income and expenses:
Interest income	752	66
Interest expense	(18,119)	(17,408)
Other gains (losses), net	67	(12)
Net loss before provision for income taxes	(63,509)	(58,484)
Provision for income taxes	57	600
Net loss	$(63,566)	$(59,084)

Product Revenue, Net

Net product revenue recognized on sales of NUZYRA in the U.S. was $136.8 million and $106.1 million for the years ended December 31, 2022 and December 31, 2021, respectively. The increase in net product revenue is primarily the result of an increase in sales volume due to higher customer demand, partially offset by incremental sales discounts and allowances. Net product revenue includes recognition of the value of 2,500 treatment courses of NUZYRA sold to BARDA in each of the years ended December 31, 2022 and 2021.
Government Contract Service Revenue

Government contract service revenue earned under our BARDA contract was $11.6 million and $6.6 million during the years ended December 31, 2022 and December 31, 2021, respectively. The increase in government contract service revenue is primarily the result of activities for the U.S. onshoring of NUZYRA manufacturing and additional work completed under the anthrax development program.
Government Contract Grant Revenue
Government contract grant revenue earned under our BARDA contract was $9.5 million and $9.2 million during the years ended December 31, 2022 and December 31, 2021, respectively. The increase in government contract grant revenue is the result of increased costs incurred to support existing FDA PMRs.
Collaboration and Royalty Revenue
Collaboration and royalty revenue were $2.4 million and $8.2 million for the years ended December 31, 2022 and December 31, 2021, respectively. The decrease in collaboration and royalty revenue is primarily the result of a $6.0 million milestone payment earned under the terms of the Zai Collaboration Agreement upon regulatory approval of NUZYRA in the People’s Republic of China in December 2021. Royalty revenue recognized for sales of SEYSARA in the

U.S. was estimated using third-party data and an approximation of discounts and allowances to calculate net product sales, to which we then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenue will be adjusted in the period in which they become known, which is expected to be the following quarter.
Cost of Product Revenue
Cost of product revenue was $23.1 million for the year ended December 31, 2022, compared to $21.5 million for the year ended December 31, 2021. The $1.6 million increase is primarily the result of the aforementioned increase in net product sales of NUZYRA due to higher customer demand.
Research and Development Expense
Research and development expenses were $37.8 million for the year ended December 31, 2022, compared to $30.4 million for the year ended December 31, 2021. The $7.4 million increase in research and development expenses was primarily the result of costs incurred under the BARDA contract, including activities for the U.S. onshoring of NUZYRA manufacturing, work completed under the anthrax development program and additional activity for the PMR clinical study for adult patients with CABP. The remainder of the increase is due to incremental enrollment in the Phase 2b NTM study and costs for product validation, analytical testing, and other non-clinical studies.
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
Selling, General and Administrative Expense
Selling, general and administrative expenses were $145.6 million for the year ended December 31, 2022, compared to $119.4 million for the year ended December 31, 2021. The $26.2 million increase is primarily the result of costs incurred for the NUZYRA community expansion and an increase in field training, speaker program, and travel costs as a result of the easing of COVID-19 pandemic-related restrictions.
We expect a modest increase in selling, general and administrative expenses in future periods in support of our expansion into the community setting and other commercial activities, as well as the continued costs of operating as a public company. This will include costs for travel, in-person training events and sales meetings, executing marketing and promotional programs, and engaging consultants, legal and other professional fees, and other operating expenses.
Other Income and Expenses
Interest expense for the year ended December 31, 2022 represents interest incurred on the Notes of $8.9 million, R-Bridge Loan Agreement of $4.6 million, and the Royalty-Backed Loan Agreement of $4.3 million, and $0.3 million of interest expense related to our money market funds and marketable securities. Interest income for the year ended December 31, 2022 represents interest earned on our money market funds and marketable securities of $0.8 million. Interest expense for the year ended December 31, 2021 represents interest incurred on the Notes of $8.8 million, R-Bridge Loan Agreement of $4.5 million, and the Royalty-Backed Loan Agreement of $4.1 million, and insignificant interest expense related to our money market funds and marketable securities. Interest income for the year ended December 31, 2021 represents interest earned on our money market funds and marketable securities of $0.1 million.
Provision for income taxes
The Company incurred an insignificant provision for income taxes for the year ended December 31, 2022, compared to $0.6 million for the year ended December 31, 2021, incurred in connection with a $6.0 million milestone earned upon regulatory approval of NUZYRA in the People’s Republic of China under our Zai Collaboration Agreement during the year ended December 31, 2021.

Liquidity and Capital Resources
On May 11, 2020, we filed a registration statement on Form S-3 with the SEC, as amended on June 19, 2020 and declared effective on July 9, 2020, to sell certain of our securities in an aggregate amount of up to $250.0 million. As of February 28, 2023, $223.3 million remains available on this shelf registration statement, with $23.3 million reserved for potential sales under our Sales Agreement (as defined below). On May 17, 2021, we entered into an At-the-Market Sales Agreement, or the Sales Agreement, with BTIG, LLC, or BTIG, under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through BTIG as our sales agent. Sales of our common stock through BTIG, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on the Nasdaq Global Market or any other existing trading market for its common stock. BTIG will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay BTIG a commission of 3% of the gross sales proceeds of any common stock sold through BTIG under the Sales Agreement. During the twelve months ended December 31, 2022, we sold 2.3 million shares of our common stock pursuant to the Sales Agreement for $7.3 million in proceeds, after deducting an insignificant amount of commissions. As of February 28, 2023, $23.3 million remains available for sale under the Sales Agreement.
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
As of December 31, 2022, we had cash and cash equivalents of $34.2 million.
The following table summarizes our cash provided by and used in operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	(66,141)	$(48,273)
Net cash provided by investing activities	14,804	4,510
Net cash provided by financing activities	5,093	18,332
Operating Activities
Net cash used in operating activities was $66.1 million for the year ended December 31, 2022, compared to $48.3 million for the year ended December 31, 2021. The change in net cash used in operating activities primarily consists of our net losses adjusted for non-cash items and changes in components of operating assets and liabilities as follows:
•For the year ended December 31, 2022, a net loss of $63.6 million was adjusted for non-cash items including stock-based compensation expense of $12.3 million, non-cash interest expense of $5.4 million, depreciation, amortization and accretion expense of $0.5 million and a net increase of $20.8 million due to changes in operating assets and liabilities. The significant items in the change in operating assets and liabilities include a combined increase in accounts receivable, other receivables, prepaid and other current assets, and inventory of $49.5 million, which was partially offset by a combined decrease in accounts payable and accrued expenses, right-of-use assets, long-term lease liability and other liabilities, primarily associated with obligations under the Revenue Incentive Plan, and other assets of $28.7 million.
•For the year ended December 31, 2021, a net loss of $59.1 million was adjusted for non-cash items including stock-based compensation expense of $14.3 million, non-cash interest expense of $4.3 million, depreciation, and a net increase of $8.2 million due to changes in operating assets and liabilities. The significant items in the change in operating assets and liabilities include a combined increase in accounts receivable, other receivable, prepaid and other current assets, and inventory of $37.3 million, which was partially offset by a combined decrease in accounts payable and accrued expenses and other liabilities and other assets, primarily associated with obligations under the Revenue Incentive Plan, and other assets of $29.1 million.
Investing Activities
Net cash provided by investing activities during the year ended December 31, 2022 consists of $30.0 million in proceeds from maturities of marketable securities, offset by $15.2 million of investments in marketable securities (U.S. treasury securities).
Net cash provided by investing activities during the year ended December 31, 2021 consists of $20.0 million in proceeds from maturities of marketable securities, offset by $15.1 million of investments in marketable securities (U.S. treasury securities) and $0.4 million in purchases of fixed assets.
Financing Activities
Net cash provided by financing activities for 2022 includes the following:
•$7.3 million in net proceeds from the sale of our common stock through the Sales Agreement; and
•$0.6 million in proceeds from the Paratek Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan, or the 2018 ESPP; offset by
•$2.9 million in principal payments on long-term debt under our R-Bridge Loan Agreement.
Net cash provided by financing activities for 2021 includes the following:
•$18.4 million in net proceeds from the sale of our common stock through the Sales Agreement;
•$0.7 million in proceeds from the 2018 ESPP; offset by
•$0.4 million in debt issuance costs under the R-Bridge Loan Agreement; and
•$0.3 million in principal payments on long-term debt under our R-Bridge Loan Agreement.
Leases
We lease our Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases expiring in 2023 and 2026, respectively.
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
We executed an amended lease agreement on its King of Prussia office space in November 2022. The amended lease agreement extended the lease term through September 2026 for an additional commitment of $1.2 million. In accordance with the amendment, the Company will be refunded the insignificant security deposit.
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
Long-Term Debt
As of December 31, 2022, we had recorded long-term debt obligations of $256.9 million, net of debt discount and issuance costs of $4.2 million. Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.
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
Under the R-Bridge Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 7.0%, increasing to an annual rate of 10% during the continuance of any event of default. Payments of the obligations outstanding under the R-Bridge Loan Agreement are made quarterly out of the Royalty Interest payments and Revenue Interest payments received by the Subsidiary during such quarter, or the Collection Amount. On each payment date, after payment of certain expenses, the Collection Amount shall be applied first to accrued interest, with any excess up to $15.0 million per annum applied to repay principal until the balance is fully repaid, and any shortfalls being capitalized are added to the principal balance of the loan. In December 2022, the Company made a $2.9 million voluntary payment on the principal debt balance. Amounts in excess of the $15.0 million annual cap shall be shared between us and R-Bridge Healthcare Investment Advisory, Ltd., or the R-Bridge Lender, based on a formula set out in the R-Bridge Loan Agreement. Following repayment in full of the loan, the first $15.0 million per annum in Collection Amount shall be paid to us and any amounts in excess shall be shared between us and the R-Bridge Lender based on a formula set out in the R-Bridge Loan Agreement.
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
The R-Bridge Loan Agreement contains certain customary affirmative covenants, including those relating to: use of proceeds; maintenance of books and records; financial reporting and notification; compliance with laws; and protection of Company intellectual property. The R-Bridge Loan Agreement also contains certain customary negative covenants, barring the Subsidiary from: certain fundamental transactions; issuing dividends and distributions; incurring additional indebtedness outside of the ordinary course of business; engaging in any business activity other than related to the Zai Collaboration Agreement; and permitting any additional liens on the collateral provided to the R-Bridge Lender under the R-Bridge Loan Agreement. As of December 31, 2022, we were in compliance with all covenants under the R-Bridge Loan Agreement.
An ancillary agreement executed by us and the Subsidiary in respect of the Revenue Interest, contains negative covenants applicable to us, including restrictions on the sale or transfer of our assets related to NUZYRA and giving rise to the Revenue Interest, each subject to the exceptions set forth therein.
The R-Bridge Loan Agreement contains customary defined events of default, upon which any outstanding principal, unpaid interest and other obligations of the Subsidiary, shall be immediately due and payable by the Subsidiary. These include: failure to pay any principal or interest when due; failure to pay the Capped Amount when due following a non-qualified change of control, any uncured breach of a representation, warranty or covenant; any uncured failure to perform or observe covenants; any uncured breach of our representations, warranties or covenants under an ancillary agreement executed by the us and the Subsidiary in respect of the Royalty Interest; any termination of the Zai Collaboration Agreement; and certain bankruptcy or insolvency events. No events of default had occurred under the R-Bridge Loan Agreement through December 31, 2022.
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
Commercial Supply Agreements
We have entered into multiple purchase commitments. Please refer to Item 1, Business, for further details on our agreements.
Future Funding Requirements
We began generating revenue from product sales when we launched NUZYRA in the U.S. in February 2019. We also began earning royalties on net sales of SEYSARA in the U.S. when Almirall launched the product in January 2019 and on net sales of NUZYRA in the greater China region when Zai launched the product in December 2021. Our future funding requirements will depend on our ability to generate continued revenue from sales of NUZYRA, and our partners, Almirall and Zai’s, ability to generate continued revenue from sales of SEYSARA and NUZYRA, respectively. We do not expect to generate any other revenue unless and until our SEYSARA greater China region partner, Almirall, obtains regulatory approval of and commercializes its respective product in the greater China region. We will require substantial additional funding to meet FDA PMRs for NUZYRA, which we expect to continue to be funded through the BARDA contract. Additional resources will also be needed to support and accelerate the commercialization of NUZYRA, fund the development of omadacycline in other indications, including NTM, and to advance the development of potential other product candidates, and such funding may not be available on favorable terms or at all. BARDA’s procurements of NUZYRA will also be an important component to satisfying future funding requirements.
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
•support our planned commercialization efforts;
•build product inventory; and
•service and pay down our debt.

As of December 31, 2022, we had $34.2 million of cash and cash equivalents on hand. Our current level of cash and cash equivalents may not be sufficient to fund operations for the next twelve months following the issuance of the financial statements included in this Annual Report on Form 10-K. As a result, there is substantial doubt regarding our ability to continue as a going concern for a period of one year from the issuance of the financial statements included in this Annual Report on Form 10-K.

We expect to finance future cash needs primarily through a combination of product sales, royalties, public or private equity offerings, debt or other structured financings, strategic partnership opportunities, government procurements and active management of cash and expenses through operational efficiencies. Such activities may not succeed. Our failure to obtain sufficient funds on acceptable terms would be expected to have a material adverse effect on our business, results of operations, and financial condition.
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
Until we can generate a sufficient amount of product and royalty revenue to finance our cash requirements, if ever, we expect to finance our future cash needs primarily through a combination of public or private equity offerings, debt or other structured financings, strategic partnering opportunities and government funding. We do not have any committed external sources of funds other than the rights under the BARDA contract and the rights to contingent milestone payments and/or royalties under the Almirall Collaboration Agreement, the Almirall China License, the Tetraphase License Agreement and the Zai Collaboration Agreement, which are terminable by Almirall, Tetraphase and Zai, respectively, upon prior written notice. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholders’ rights. Future debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Additionally, future equity or debt financing may be difficult to obtain on favorable terms, if at all, complicated by the increased volatility within the global financial markets as a result of the

COVID-19 pandemic. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, NUZYRA, sarecycline, future revenue streams, research programs, product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market NUZYRA, sarecycline or our other product candidates that we may otherwise prefer to develop and market ourselves.
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
Revenues from product sales are recognized when the customer obtains control of the Company’s product, which typically occurs once the Company has transferred physical possession of the good to the customer. The transaction price that the Company recognizes as revenue reflects the amount it expects to be entitled to in connection with the sale and transfer of control of product to its customers. Variable consideration is only included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the time that the Company’s customers take control of the product, which is when the Company’s performance obligation under the sales contracts is complete, the Company records product revenues net of applicable reserves for various types of variable consideration based on the Company’s estimates of channel mix. The types of variable consideration in our product revenue are as follows:
•Trade discounts and allowances
•Product returns
•Chargebacks and rebates
•Government rebates
•Commercial payer and other rebates
•Voluntary patient assistance programs
In determining the amounts of certain allowances and accruals, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates prescription demand from the specialty pharmacies, hospital demand, buying patterns by hospitals, hospital systems and/or group purchasing organizations and the levels of inventory held by specialty distributors and customers. Making these determinations involves analyzing third-party industry data to determine whether trends in historical channel distribution patterns will predict future product sales. The Company receives data periodically from its specialty distributors and customers on inventory levels and historical channel sales mix, and the Company considers this data when determining the amount of the allowances and accruals for variable consideration.
The amount of variable consideration is estimated by using either of the following methods, depending on which method better predicts the amount of consideration to which the Company is entitled:
a)The “expected value” is the sum of probability-weighted amounts in a range of possible consideration amounts. Under ASC 606, an expected value may be an appropriate estimate of the amount of variable consideration if the Company has many contracts with similar characteristics.
b)The “most likely amount” is the single most likely amount in a range of possible consideration amounts (i.e., the single most likely outcome of the contract). Under ASC 606, the most likely amount may be an appropriate estimate of the amount of variable consideration if the contract has only two possible outcomes (i.e., either achieve or do not achieve a threshold specified in a contract).
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
Product Returns – Generally, the Company’s customers have the right to return any unopened/unused product supply during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. The Company uses industry data for comparable products in the market as well as its own historical purchasing, demand and return patterns of its customers when evaluating reserves for product returns. As the Company distributes its product and establishes historical sales over a longer period of time, it will place less reliance on industry data.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We do not enter into financial instruments for trading or speculative purposes. Our cash, cash equivalents and investments balance as of December 31, 2022 consisted of cash and cash equivalents. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 5.0% of total liabilities as of December 31, 2022.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Paratek Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Paratek Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2023 expressed an unqualified opinion thereon.
The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Critical Audit Matter
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

Accruals for Chargebacks and Rebates

Description of the Matter
As discussed in Note 3 to the Company’s consolidated financial statements, the Company recorded product sales at the net sales price, which requires the Company to make several significant estimates regarding the net sales price. The most significant estimates relate to chargebacks and rebates. Due to the delay in receipt of claims by third-party payors, the Company estimates the percentage of each sale that will be covered by each third-party payor. Accruals for chargebacks and rebates are inclusive of estimated amounts due for claims not yet received or processed are recorded within accrued expenses on the Company’s consolidated balance sheet.

Auditing the measurement of the Company’s net product revenues was complex and judgmental due to the significant estimation required in determining the amount of consideration that will be collected net of estimates for payor rebates. In particular, the net sales price is affected by assumptions in payor behavior such as changes in payor mix, payor collections, current customer contractual requirements, and experience with ultimate collection from third-party payors.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process, including controls over the underlying assumptions and inputs used by management to estimate amounts due to third-party payors and the completeness and accuracy, of the data used in the estimates. We also tested the Company’s controls to assess the completeness and accuracy of the current and historical data that supports the estimate.

To test the adequacy of the Company’s accrual for chargeback and rebates, our audit procedures included, among others, assessing the methodologies used to determine the reserves and testing the significant assumptions discussed above, including the underlying data used in developing the significant assumptions. We evaluated management’s significant assumptions by (i) testing historical claims and payment data, (ii) evaluating the sensitivity of the estimated reserve calculations based on changes in the significant assumptions, (iii) comparing their actual results to previous estimates, (iv) performing analytical procedures based on historical data to estimate the reserves and (v) assessing information subsequent to the balance sheet date to determine whether there were any new information that would require adjustment.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Boston, Massachusetts
March 16, 2023

Paratek Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except for share and par value amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$34,248	$80,367
Marketable securities	—	15,107
Restricted cash	125	125
Accounts receivable, net	74,657	29,438
Inventories, net	16,565	11,020
Other receivables	3,381	3,679
Prepaid and other current assets	7,866	12,364
Total current assets	136,842	152,100
Long-term restricted cash	—	125
Fixed assets, net	616	794
Goodwill	829	829
Right-of-use asset	1,782	1,757
Long term inventories, net	31,314	27,767
Other long-term assets	1,155	497
Total assets	$172,538	$183,869
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	5,308	5,394
Accrued expenses	31,210	23,446
Other current liabilities	870	2,457
Total current liabilities	37,388	31,297
Long-term debt	256,946	254,428
Long-term lease liabilities	1,468	1,308
Accrued long-term compensation	45,325	21,846
Other liabilities	2,453	2,777
Total liabilities	343,580	311,656
Commitments and contingencies (Note 18)
Stockholders’ deficit
Preferred stock:
Undesignated preferred stock: $0.001 par value; 5,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 56,651,559 and 51,711,809 issued and outstanding at December 31, 2022 and 2021, respectively	56	52
Additional paid-in capital	759,351	739,053
Accumulated other comprehensive income (loss)	—	(9)
Accumulated deficit	(930,449)	(866,883)
Total stockholders’ deficit	(171,042)	(127,787)
Total liabilities and stockholders’ deficit	$172,538	$183,869
The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Product revenue, net	$136,820	$106,084
Government contract service revenue	11,586	6,639
Government contract grant revenue	9,480	9,211
Collaboration and royalty revenue	2,382	8,228
Net revenue	160,268	130,162
Expenses:
Cost of product revenue	23,056	21,535
Research and development	37,823	30,353
Selling, general and administrative	145,598	119,404
Total operating expenses	206,477	171,292
Loss from operations	(46,209)	(41,130)
Other income and expenses:
Interest income	752	66
Interest expense	(18,119)	(17,408)
Other gains (losses), net	67	(12)
Net loss before provision for income taxes	(63,509)	(58,484)
Provision for income taxes	57	600
Net loss	$(63,566)	$(59,084)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities, net of tax	9	(13)
Other comprehensive gain (loss)	9	(13)
Comprehensive loss	$(63,557)	$(59,097)
Net loss per share:
Basic and diluted net loss per common share	$(1.17)	$(1.22)
Weighted average common shares outstanding
Basic and diluted	54,387,880	48,415,500
The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2020	46,516,567	$46	$705,489	$4	$(807,799)	$(102,260)
Issuance of common stock, net of expenses	3,175,657	4	18,574	—	—	18,578
Exercise of stock options	1,809	—	6	—	—	6
Vesting of restricted stock unit awards	1,864,431	2	(2)	—	—	—
Issuance of stock under the employee stock purchase plan	146,946	—	650	—	—	650
Employee stock purchase plan expense	—	—	128	—	—	128
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(13)	—	(13)
Stock-based compensation expense	—	—	14,208	—	—	14,208
Issuance of warrants for common stock	6,399	—	—	—	—	—
Net income (loss)	—	—	—	—	(59,084)	(59,084)
Balances at December 31, 2021	51,711,809	$52	$739,053	$(9)	$(866,883)	$(127,787)
Issuance of common stock, net of expenses	2,339,386	2	7,327	—	—	7,329
Exercise of stock options	1,646	—	6	—	—	6
Vesting of restricted stock unit awards	2,196,526	2	—	—	—	2
Issuance of stock under the employee stock purchase plan	402,192	—	646	—	—	646
Employee stock purchase plan expense	—	—	90	—	—	90
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	9	—	9
Stock-based compensation expense	—	—	12,229	—	—	12,229
Issuance of warrants for common stock	—	—	—	—	—	—
Net income (loss)		—	—	—	(63,566)	(63,566)
Balances at December 31, 2022	56,651,559	$56	$759,351	$—	$(930,449)	$(171,042)
The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(63,566)	$(59,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	490	391
Stock-based compensation expense	12,319	14,336
Noncash interest expense	5,407	4,273
Changes in operating assets and liabilities
Accounts receivable, other receivables, prepaid, and other current assets	(40,424)	(21,785)
Inventories	(9,092)	(15,504)
Operating lease right-of-use asset	(25)	253
Accounts payable and accrued expenses	7,678	6,751
Operating lease liability	160	(236)
Accrued long-term compensation	23,479	21,846
Other liabilities and other assets	(2,567)	486
Net cash used in operating activities	(66,141)	(48,273)
Investing activities
Purchase of fixed assets	(36)	(373)
Purchase of marketable securities	(15,160)	(15,117)
Proceeds from maturities of marketable securities	30,000	20,000
Net cash provided by investing activities	14,804	4,510
Financing activities
Payment of long-term royalty-backed loan agreement debt issuance costs	—	(397)
Proceeds from employee stock purchase plan	646	650
Proceeds from exercise of stock options	6	6
Principal payments on long-term debt	(2,888)	(319)
Proceeds from issuance of common stock, net	7,329	18,392
Net cash provided by financing activities	5,093	18,332
Net decrease in cash, cash equivalents and restricted cash	(46,244)	(25,431)
Cash, cash equivalents and restricted cash at the beginning of period	80,617	106,048
Cash, cash equivalents and restricted cash at end of period	$34,373	$80,617
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$11,910	$13,144
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Paid in-kind interest included in accrued expenses	$3,967	$2,934
The accompanying notes are an integral part of these consolidated financial statements.

Paratek Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
1.    Organization
Paratek Pharmaceuticals, Inc., or the Company or Paratek, is a Delaware corporation with its corporate office in Boston, Massachusetts and an office in King of Prussia, Pennsylvania.

The Company is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel life-saving therapies for life-threatening diseases or other public health threats for civilian, government and military use. The Company’s United States, or U.S., Food and Drug Administration, or FDA, approved commercial product, NUZYRA® (omadacycline), is a once-daily oral and intravenous antibiotic for the treatment of adult patients with community-acquired bacterial pneumonia, or CABP, and acute skin and skin structure infections, or ABSSSI, caused by susceptible pathogens. The Company retains worldwide commercial rights to omadacycline, with the exception in the People's Republic of China, Hong Kong, Macau and Taiwan, where it has entered into a collaboration agreement with Zai Lab (Shanghai) Co., Ltd., or Zai. The National Medical Products Administration, or NMPA, of China approved NUZYRA for the treatment of adult patients with CABP and ABSSSI in December 2021. China's National Healthcare Security Administration added the intravenous formulation of NUZYRA® (omadacycline) to the country's National Reimbursement Drug List for treatment of CABP and ABSSSI in January 2023, resulting in millions of patients gaining access to this once daily broad-spectrum antibiotic.
SEYSARA® (sarecycline) is an FDA-approved product which the Company has exclusively licensed in the U.S. and the People’s Republic of China, or the PRC, Hong Kong and Macau, or the greater China region, certain rights to Almirall, LLC, or Almirall. SEYSARA is currently being marketed by Almirall in the U.S. as a once-daily oral therapy for the treatment of moderate to severe acne vulgaris. With respect to the Company’s technology as it relates to sarecycline, the Company retains development and commercialization rights in all countries other than the U.S. and the greater China region, and in February 2020, the Company exclusively licensed from Almirall certain technology owned or in-licensed by Almirall or its affiliates that is necessary or useful to develop or commercialize sarecycline outside of the U.S. Almirall plans to develop sarecycline for acne in China, with a submission to the NMPA expected in 2023, according to Almirall.

Company Liquidity

The Company has incurred significant losses since inception in 1996. The Company has generated an accumulated deficit of $930.4 million through December 31, 2022 and may require substantial additional funding in connection with the Company’s continuing operations to support clinical development and commercialization activities associated with NUZYRA. As of December 31, 2022, the Company had $34.2 million of cash and cash equivalents on hand. The Company’s current level of cash and cash equivalents may not be sufficient to fund operations for the next twelve months following the issuance of these financial statements. As a result, substantial doubt is deemed to exist regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

The Company expects to finance future cash needs primarily through a combination of product sales, royalties, public or private equity offerings, debt or other structured financings, strategic partnership opportunities, government funding and active management of cash and expenses through operational efficiencies. Such activities may not succeed. The failure of the Company to obtain sufficient funds on acceptable terms could have a material adverse effect on the Company’s business, results of operations, and financial condition.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third-party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations as well as the risks discussed in the “Risk Factors” section and in the Company’s other filings with the U.S. Securities and Exchange Commission, or the SEC.

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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses in the Company's financial statements On an ongoing basis, the Company evaluates its estimates and judgments, including those related to, among other items, accounts receivable and related reserves, inventory and related reserves, goodwill, net product revenue, government contract service revenue, government contract grant revenue, collaboration and royalty revenue, leases, stock-based compensation arrangements, amortization of the debt discount and issuance costs under the R-Bridge Loan Agreement (as defined below), manufacturing and clinical accruals, useful lives for depreciation and valuation allowances on deferred tax assets. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.
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
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities. Available-for-sale securities are maintained by an investment manager and consist of U.S. treasury securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized or accreted to interest expense or income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income or expense. There were no material realized gains or losses on marketable securities recognized for the years ended December 31, 2022 and 2021.
The Company reviews marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations and comprehensive loss if the Company has experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that the Company will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and changes in value subsequent to the end of the period. There were no other-than-temporary impairments of investments recognized for the years ended December 31, 2022 and 2021.
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
Accounts Receivable, Net
Accounts receivable as of December 31, 2022 is primarily comprised of $36.4 million of product revenue earned due to the delivery and acceptance of the second procurement under the BARDA contract (as defined below) and $30.0 million due from customers for gross sales of NUZYRA, net of prompt payment discounts, chargebacks, rebates and certain fees. The balance of accounts receivable as of December 31, 2022 includes $4.4 million of government contract service revenue earned under the BARDA contract, $3.0 million of government contract grant revenue earned under the BARDA contract, and $0.5 million in estimated revenue from royalties earned on U.S. sales of SEYSARA under the Almirall Collaboration Agreement and U.S. sales of XERAVATM (Eravacycline) under the Tetraphase License Agreement. Refer to Note 5, Government Contract Revenue for further information on the BARDA contract and to Note 6, License and Collaboration Agreements for further information on the Almirall Collaboration Agreement and the Tetraphase License Agreement.
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
Valuation of Goodwill
Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying amount. The Company performs a qualitative test to assess whether it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of the reporting unit is less than the carrying amount. If the Company concludes based on the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform a one-step quantitative impairment test and record the amount of goodwill impairment, if any, as the excess of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company concluded it is not more likely than not that the fair value of the reporting unit is less than the carrying amount and therefore, was not required to perform a quantitative test. The Company did not record an impairment charge relating to goodwill for the years ended December 31, 2022 and 2021.
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
Revenues from product sales are recognized when the customer obtains control of the Company’s product, which typically occurs once the Company has transferred physical possession of the good to the customer. The transaction price that the Company recognizes as revenue reflects the amount it expects to be entitled to in connection with the sale and transfer of control of product to its customers. Variable consideration is only included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the time that the Company’s customers take control of the product, which is when the Company’s performance obligation under the sales contracts is complete, the Company records product revenues net of applicable reserves for various types of variable consideration based on the Company’s estimates of channel mix. The types of variable consideration in our product revenue are as follows:
•Trade discounts and allowances
•Product returns
•Chargebacks and rebates
•Government rebates
•Commercial payer and other rebates
•Voluntary patient assistance programs
In determining the amounts of certain allowances and accruals, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates prescription demand from the specialty pharmacies, hospital demand, buying patterns by hospitals, hospital systems and/or group purchasing organizations and the levels of inventory held by specialty distributors and customers. Making these determinations involves analyzing third-party industry data to determine whether trends in historical channel distribution patterns will predict future product sales. The Company receives data periodically from its specialty distributors and customers on inventory levels and historical channel sales mix, and the Company considers this data when determining the amount of the allowances and accruals for variable consideration.
The amount of variable consideration is estimated by using either of the following methods, depending on which method better predicts the amount of consideration to which the Company is entitled:
a)The “expected value” is the sum of probability-weighted amounts in a range of possible consideration amounts. Under ASC 606, an expected value may be an appropriate estimate of the amount of variable consideration if the Company has many contracts with similar characteristics.
b)The “most likely amount” is the single most likely amount in a range of possible consideration amounts (i.e., the single most likely outcome of the contract). Under ASC 606, the most likely amount may be an appropriate estimate of the amount of variable consideration if the contract has only two possible outcomes (i.e., either achieve or do not achieve a threshold specified in a contract).
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
Product Returns – Generally, the Company’s customers have the right to return any unopened/unused product supply during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. The Company uses industry data for comparable products in the market as well as its own historical purchasing, demand and return patterns of its customers when evaluating reserves for product returns. As the Company distributes its product and establishes historical sales over a longer period of time, it will place less reliance on industry data.
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
Collaboration agreements
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
Contract costs
The Company recognizes the incremental costs of obtaining a contract with a customer as an asset if the costs are expected to be recovered. As a practical expedient, the Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. To date, the Company has not incurred any incremental costs of obtaining a contract with a customer.
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
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. The Company has not recorded interest and penalties related to any unrecognized tax benefits in the years ended December 31, 2022 and 2021.
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
The Company estimates the fair value of its stock options to employees and non-employees using the Black-Scholes option pricing model, which requires the input of assumptions, including (1) the expected volatility of stock, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. The Company has estimated the expected volatility by computing its historical volatility data, using the daily closing price during the equivalent period as the calculated expected life, of its stock-based awards. The Company has estimated the expected life of its employee stock options as the average of the midpoints between vesting exercise date for each vesting-tranche and the contractual term of the options as the last available exercise date of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. The Company's restricted stock is based on the value on the date of grant.

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

3.    Product Revenue
To date, the Company’s only source of product revenue has been from NUZYRA product sales beginning in February 2019 when NUZYRA launched in the United States. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Patient assistance	Total
Balance at December 31, 2020	$627	$2,202	$386	$214	$3,429
Provision related to current period sales	4,853	15,010	663	606	21,132
Adjustment related to prior period sales	(148)	(272)	(324)	24	(720)
Credit or payments made during the period	(4,326)	(11,742)	(257)	(505)	(16,830)
Balance at December 31, 2021	$1,006	$5,198	$468	$339	$7,011
Provision related to current period sales	8,176	26,972	559	932	36,639
Adjustment related to prior period sales	3	(783)	155	—	(625)
Credit or payments made during the period	(7,776)	(23,835)	(769)	(1,090)	(33,470)
Balance at December 31, 2022	$1,409	$7,552	$413	$181	$9,555
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
The Company was in a net loss position as of December 31, 2022 and December 31, 2021. The following outstanding shares subject to stock options and restricted stock units, warrants to purchase shares of common stock, common stock issuable upon conversion of convertible debt and shares issuable under the employee stock purchase plan were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the years ended December 31, 2022 and 2021 as indicated below:

	Year Ended December 31,
	2022	2021
Excluded potentially dilutive securities (1):
Common stock issuable under outstanding convertible notes	10,377,361	10,377,361
Shares subject to outstanding options to purchase common stock	1,374,152	2,051,484
Unvested restricted stock units	4,752,538	4,920,063
Shares subject to warrants to purchase common stock	426,866	432,240
Shares issuable under employee stock purchase plan	57,678	459,870
Totals	16,988,595	18,241,018
(1)The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the year end. Such amounts have not been adjusted for the treasury-stock method or weighted-average outstanding calculations as required if the securities were dilutive.
5.    Government Contract Revenue
Biomedical Advanced Research and Development Authority
In December 2019, the Company entered into the BARDA contract, which is a five-year contract with an option to extend to ten years. The BARDA contract could result in payments to the Company of up to approximately $303.6 million and consists of a five-year base period-of-performance and a total contract period-of-performance (base period plus option exercises) of up to ten years. The BARDA contract supports the development of NUZYRA for the treatment of pulmonary anthrax, FDA post-marketing requirements, or PMRs, associated with the initial NUZYRA approval, and the ability for BARDA to procure up to 10,000 treatment courses of NUZYRA for use against potential biothreats. In September 2021, the Company and BARDA modified the original BARDA contract, herein referred to as the amended BARDA contract, to provide additional funding to expand the development of NUZYRA under an FDA Animal Efficacy Rule development program to support a sNDA to the FDA to include post-exposure prophylaxis, or PEP, in addition to the treatment of pulmonary anthrax, herein referred to as the amended option.
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
Two additional contractual services under the original BARDA contract were initiated by BARDA in March 2020 that awarded the Company approximately $76.8 million for reimbursement of existing FDA PMRs and approximately $20.4 million for reimbursement of manufacturing-related requirements, which the Company has been drawing down based on costs incurred. This additional staged funding is expected to support all FDA PMRs associated with the approval of NUZYRA, including CABP and pediatric studies, as well as a five-year post-marketing bacterial surveillance study, and support the U.S. onshoring and security requirements of the Company's manufacturing activities for NUZYRA.
BARDA initiated the amended option in September 2021 that expanded the development of NUZYRA under an FDA Animal Efficacy Rule development program to support an sNDA that will include PEP in addition to the treatment of pulmonary anthrax for a revised total of approximately $31.6 million.
The second procurement, the purchase of an additional 2,500 treatment courses of NUZYRA for a total of $36.4 million, was delivered to and accepted by BARDA in December 2022. The amount earned from this procurement was recognized in net U.S. sales of NUZYRA during the fourth quarter of 2022.

The remaining government options under the amended BARDA contract include a maximum of approximately $79.0 million to provide for two additional purchases of NUZYRA anthrax treatment courses, each of which may be exercised at BARDA’s discretion upon achievement of specific development milestones related to the anthrax treatment development program. Under the amended contract, the Company and BARDA agreed on specific development milestones to trigger BARDA’s options for the third and fourth procurements of NUZYRA anthrax treatment courses. The third procurement will be triggered by BARDA's receipt of positive top-line data in PEP and treatment of inhalation anthrax from a combination of pilot and pivotal efficacy studies in animal models, which the Company anticipates will be available in 2024. The option for the fourth procurement will be triggered by the Company's receipt of sNDA approval from the FDA for treatment of inhalation anthrax, which the Company anticipates will follow the third procurement by approximately 18-24 months. The Company plans to provide further specificity on timelines as the anthrax development program progresses.
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
The product procurement performance obligations (ii) and, if any optional additional procurements are exercised from (v) above), generate revenue at a point in time, upon transfer of control of the product. As such, the related revenue for these performance obligations is recognized at a point in time as product revenue within the Company’s consolidated statement of operations. As of December 31, 2021, the product procurement performance obligation (ii) was completed and $37.9 million of product revenue was earned and recognized due to the delivery and acceptance of the first procurement under the BARDA contract.
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
In September 2021, BARDA exercised the amended option under the amended BARDA contract, to fund an FDA Animal Rule development program to support an sNDA to include PEP against, in addition to the treatment of, pulmonary anthrax. The Company is treating these services as a separate $31.6 million contract for accounting purposes since the completion of a late-stage development program was determined at the contract outset to be optional services that did not represent a material right. The additional services added as part of the amended option were distinct and the increased transaction price is reflective of the entity’s standalone selling prices of the additional promised services. The Company’s late-stage development program obligations are satisfied over time as work progresses. Research and development services performed under the amended option will be recognized as government contract service revenue over time as the performance obligation is satisfied.
The Company recognized $11.6 million and $6.6 million of government contract service revenue under the BARDA contract during the twelve months ended December 31, 2022 and December 31, 2021, respectively.
As of December 31, 2022, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $56.2 million. The Company expects to recognize this amount as revenue over the next three to six years.
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
The Company recognized $9.5 million and $9.2 million of government contract grant revenue under the BARDA contract during the twelve months ended December 31, 2022 and December 31, 2021, respectively.
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
As of December 31, 2022 and 2021, $1.0 million and $0.8 million, respectively, of unbilled accounts receivable was recorded and is a component of accounts receivable, net on the Company’s consolidated balance sheet.

There was no deferred revenue as of December 31, 2022 and $0.8 million of deferred revenue was recorded as of December 31, 2021 as a component of other current liabilities on the Company’s consolidated balance sheet. The Company recognized the deferred revenue balance into net NUZYRA net product revenue upon delivery of the second BARDA procurement in December 2022. As a result of the procurement, the Company also recorded a $0.3 million contract asset, as a component of prepaid and other current assets, on the Company's consolidated balance sheet as of December 31, 2022.
6.    License and Collaboration Agreements
Tetraphase Pharmaceuticals, Inc.
In March 2019, Paratek and Tetraphase Pharmaceuticals, Inc., or Tetraphase, which later became a subsidiary of La Jolla Pharmaceutical Company, both of which are now a subsidiary of Innoviva, Inc., entered into a License Agreement, or the Tetraphase License Agreement. Under the terms of the Tetraphase License Agreement, Paratek granted to Tetraphase a non-exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain Paratek patents, to develop, make, have, use, import, offer for sale and sell the licensed product, or XERAVATM, which is a drug for the treatment of complicated, intra-abdominal infections caused by bacteria, which was approved by the FDA in August 2018.
The terms of the Tetraphase License Agreement provide for Tetraphase to pay Paratek royalties at a low single digit percent on net product revenues of the licensed product sold in the U.S. Tetraphase’s obligation to pay royalties with respect to the licensed product shall be retroactive to the date of the first commercial sale of the licensed product in the U.S., which occurred in February 2019. La Jolla is currently selling XERAVATM (Eravacycline) in the U.S.
The Tetraphase License Agreement will continue until the expiration of and payment by Tetraphase of all Tetraphase's payment obligations, which is when there are no longer any valid claims of the licensed Paratek patents that would be infringed, in the absence of a license, by a manufacture, use, or sales of the licensed product. The principal licensed patent under the Tetraphase License Agreement is expected to expire in October 2023.
In accordance with the Company's revenue recognition policy, the Company recognized $0.3 million and $0.2 million of royalty revenue under the Tetraphase License Agreement for the years ended December 31, 2022 and December 31, 2021, respectively.
Zai Lab (Shanghai) Co., Ltd.
In April 2017, Paratek Bermuda Ltd., a former wholly-owned subsidiary of Paratek Pharmaceuticals, Inc., and Zai entered into a License and Collaboration Agreement, or the Zai Collaboration Agreement. On December 18, 2019, Paratek Bermuda Ltd. assigned its rights under the Zai Collaboration Agreement to Paratek Pharmaceuticals, Inc. Under the terms of the Zai Collaboration Agreement, Paratek granted Zai an exclusive license to develop, manufacture and commercialize omadacycline, or the licensed product, in the People’s Republic of China, Hong Kong, Macau and Taiwan, or the Zai territory, for all human therapeutic and preventative uses other than biodefense. Zai is responsible for the development, manufacturing and commercialization of the licensed product in the Zai territory, at its sole cost with certain assistance from Paratek.
Under the terms of the Zai Collaboration Agreement, Paratek earned an upfront cash payment of $7.5 million in April 2017, $5.0 million upon approval by the FDA of a NDA submission in the CABP indication in October 2018, $3.0 million upon submission of the first regulatory approval application for a licensed product in the People’s Republic of China in December 2019, and a $6.0 million milestone payment upon regulatory approval of omadacycline for the treatment of adults with ABSSSI and CABP in the People’s Republic of China in December 2021. Paratek is also eligible to receive up to $40.5 million in potential future commercial milestone payments. The terms of the Zai Collaboration Agreement also provide for Zai to pay Paratek tiered royalties at a low double digit to mid-teen percent on net sales of the licensed product in the Zai territory.
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
Based on these assessments, the Company determined that two performance obligations existed at the outset of the Zai Collaboration Agreement: (i) the exclusive license combined with the initial technology transfer and (ii) the transfer of certain materials. The Company has recognized $21.5 million in milestone revenue, as described above, under the Zai Collaboration Agreement as of December 31, 2022. As the performance obligation to deliver the license was satisfied in 2017 and research and development services completed by December 2021, all milestone payments are recognized as revenue when the risk of significant reversal is resolved, generally when the milestone event occurs. Therefore, the $6.0 million milestone payment upon regulatory approval of NUZYRA in the People’s Republic of China was recognized in December 2021.
There was no deferred revenue as of December 31, 2022 and December 31, 2021 under the Zai Collaboration Agreement.
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
Royalty payments are recognized when the sales occur. During the years ended December 31, 2022 and December 31, 2021, the Company recognized $1.5 million and $2.0 million of royalty revenue, respectively, for sales of SEYSARA in the U.S. by Almirall under the Almirall Collaboration Agreement. Royalty revenue recognized for sales of SEYSARA in the U.S. is estimated using third-party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applies the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, which is expected to be the following quarter.
In February 2020, the Company entered into (i) an ex-U.S. license agreement with Almirall, or the Ex-U.S. License, granted to the Company an exclusive license in and to certain technology owned or in-licensed by Almirall or its affiliates in order to research, develop, manufacture and commercialize sarecycline for the treatment of acne in all countries other than the U.S. and (ii) a license agreement with Almirall that is specific to the greater China region, or the China License, under which we granted to Almirall an exclusive license in and to certain technology owned or in-licensed by the Company or its affiliates in order to research, develop and commercialize sarecycline for the treatment of acne in the greater China region.
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
Tufts University
In February 1997, the Company and Tufts University, or Tufts, entered into a license agreement under which the Company acquired an exclusive license to certain patent applications and other intellectual property of Tufts related to the drug resistance field to develop and commercialize products for the treatment or prevention of bacterial or microbial diseases or medical conditions in humans or animals or for agriculture. The Company subsequently entered into eleven amendments to that agreement, or collectively the Tufts License Agreement, to include patent applications filed after the effective date of the original license agreement, to exclusively license additional technology from Tufts, to expand the field of the agreement to include disinfectant applications, and to change the royalty rate and percentage of sublicense income paid by the Company to Tufts under sublicense agreements with specified sublicensees. The Company is obligated under the Tufts License Agreement to provide Tufts with annual diligence reports and a business plan and to meet certain other diligence milestones. The Company has the right to grant sublicenses of the licensed rights to third parties, which will be subject to the prior approval of Tufts unless the proposed sublicensee meets a certain net worth or market capitalization threshold. The Company is primarily responsible for the preparation, filing, prosecution and maintenance of all patent applications and patents covering the intellectual property licensed under the Tufts License Agreement at its sole expense. The Company has the first right, but not the obligation, to enforce the licensed intellectual property against infringement by third parties.
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
During the years ended December 31, 2022 and December 31, 2021, the Company incurred $2.0 million and $1.6 million of royalty expense under the Tufts License Agreement.
Past Collaborations
Novartis International Pharmaceutical Ltd.
In September 2009, the Company and Novartis International Pharmaceutical Ltd., or Novartis, which merged into Novartis Pharma AG, a wholly owned subsidiary of Novartis AG, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. The Company and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, European Medicines Agency, or EMA, or any regulatory agency, but only to the extent the Company had not previously granted such commercialization rights related to omadacycline to another third-party as of any such approval. The Company also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by the Company in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. The first royalty payment became payable as of March 31, 2019. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $2.5 million and $2.8 million as of December 31, 2022 and December 31, 2021, respectively, included within “Other Liabilities” on the Company’s consolidated balance sheet. In addition, short-term liabilities of $0.4 million included within “Other Current Liabilities” on the Company's consolidated balance sheet as of December 31, 2022 and December 31, 2021, respectively, represent the portion of royalty payments due to Novartis within twelve months of each balance sheet date. There are no other payment obligations to Novartis under the Novartis Agreement or the amended Novartis Letter Agreement.

7.    Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated statement of cash flows that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$34,248	$80,367
Short-term restricted cash	125	125
Long-term restricted cash	—	125
Total cash, cash equivalents and restricted cash shown on the consolidated statement of cash flows	$34,373	$80,617
Short-term restricted cash
The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. In accordance with the lease, the Company had a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million at December 31, 2021, naming the landlord as beneficiary. The $0.3 million letter of credit was refunded to the Company in April 2022 under the terms of the original lease agreement. The Company executed an amendment to the existing lease agreement in April 2021. In accordance with the amendment, the cash-collateralized irrevocable standby letter of credit was reduced to an insignificant amount as of December 31, 2022. Refer to Note 18, Commitments and Contingencies, for further details.
Long-term restricted cash
As of December 31, 2021, long-term restricted cash included the insignificant cash-collateralized irrevocable standby letter of credit described above.
8.    Marketable Securities
There were no marketable securities as of December 31, 2022. The following is a summary of available-for-sale securities as of December 31, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2021
U.S. treasury securities	$15,116	$—	$(9)	$15,107
Total	$15,116	$—	$(9)	$15,107
No available-for-sale securities held as of December 31, 2021 had remaining maturities greater than twelve months.

9.    Fixed Assets, Net
Fixed assets consist of the following (in thousands):

	Estimated In Years	December 31,
		2022	2021
Office equipment	5	$549	$549
Machinery and equipment	5	788	788
Computer equipment	3	719	719
Leasehold improvements		813	813
Construction in progress		223	188
Gross fixed assets		3,092	3,057
Less: Accumulated depreciation and amortization		(2,476)	(2,263)
Net fixed assets		$616	$794
In addition, leasehold improvements are amortized over the shorter of the lease term or the estimated useful economic lives of the related assets.
Depreciation expense for the years ended December 31, 2022 and 2021 was $0.2 million and $0.4 million, respectively, which is included in selling, general and administrative and research and development expense on the accompanying consolidated statements of operations and comprehensive loss.
During the year ended December 31, 2022, there were no disposals of fixed assets. During the year ended December 31, 2021, $0.9 million of fully depreciated assets were disposed of.
10.    Inventories, Net
The following table presents inventories (in thousands):

	December 31,
	2022	2021
Raw materials	$903	$1,082
Work in process	30,007	24,675
Finished goods	16,969	13,030
Total inventories	$47,879	$38,787
When recorded, inventory reserves reduce the carrying value of inventories to their net realizable value. The Company reviews inventories on hand at least quarterly and records provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. No inventory reserves existed as of December 31, 2022 and 2021.

11.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation	$11,339	$8,935
Accrued sales allowances	9,555	7,012
Accrued interest	2,392	2,365
Accrued commercial	2,668	1,654
Accrued contract research	1,989	1,019
Accrued professional fees	702	781
Accrued manufacturing	826	670
Accrued legal costs	280	342
Accrued inventory	327	307
Accrued other	1,132	361
Total	$31,210	$23,446
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
The Company sold 2.3 million shares of its common stock pursuant to the Sales Agreement for $7.3 million in proceeds, after deducting an insignificant amount of commissions, during the year ended December 31, 2022. The Company sold 3.2 million shares of its common stock pursuant to the Sales Agreement for $18.6 million in proceeds, after deducting an insignificant amount of commissions, during the year ended December 31, 2021. As of February 28, 2023, $23.3 million remains available for sale under the Sales Agreement.

On May 11, 2020, the Company filed a registration statement on Form S-3 with the SEC, as amended on June 19, 2020 and declared effective on July 9, 2020, to sell certain of its securities in an aggregate amount of up to $250.0 million. As of December 31, 2022, $223.3 million remains available on this shelf registration statement, with $23.3 million reserved for potential sales under the Sales Agreement.
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
In connection with the borrowing under the Original Hercules Loan Agreement on June 27, 2017, the Company issued additional warrants to Hercules Capital, Inc. to purchase 5,374 shares of its common stock at an exercise price of $23.26 per share, or the Additional Warrants. The Additional Warrants expired in June 2022.
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
The Fifth Amendment Warrant and the First Amendment Warrant, collectively referred to as the Warrants, may be exercised on a cashless basis. The Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years (or seven years, in the case of the Fifth Amendment Warrant and the First Amendment Warrant) from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the various agreements for the Warrants.
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
There are no shares of preferred stock issued or outstanding as of December 31, 2022 and 2021.

14.    Fair Value Measurements
Financial instruments, including cash, cash equivalents, restricted cash, money market funds, U.S. treasury securities, accounts receivable, accounts payable, and accrued expenses are carried on the consolidated financial statements at amounts that approximate fair value. The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date. The fair value of the Company’s debt (including the Notes as defined in Note 16, Long-Term Debt), is $227.2 million as of December 31, 2022 and $238.3 million as of December 31, 2021. The fair value of the Company’s debt was determined using Level 2 inputs. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.
There were no financial assets and liabilities that have been measured at fair value as of December 31, 2022. The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2021 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2021
Assets:
U.S. treasury securities	$15,107	$—	$—	$15,107
Total Assets	$15,107	$—	$—	$15,107
15.    Stock-Based and Incentive Compensation
Certain employees, officers, directors, and consultants are granted options and other equity instruments to purchase common shares under plans adopted in previous years. All awards are now made under the 2015 Plan, the 2015 Inducement Plan and the 2017 Inducement Plan. All shares cancelled or forfeited during the years ended December 31, 2022 and 2021 under older plans became available for grant under the 2015 Plan.
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
The number of shares available for issuance under the 2015 Plan was initially 1,200,000 shares, plus the number of shares that again become available for grant as a result of forfeited or terminated awards or shares withheld in satisfaction of the exercise price of withholding obligations associated with awards under the Prior Plans, not to exceed 2,000,000 shares. 2,832,578, 2,585,590, and 2,325,828 shares of common stock were automatically added to the shares authorized for issuance under the 2015 Plan on January 1, 2023, January 1, 2022, and January 1, 2021, respectively, pursuant to a “Share Reserve” provision contained in the 2015 Plan. The Share Reserve will automatically increase on January 1st of each year, for the period commencing on (and including) January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors of the Company may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur.
During the year ended December 31, 2022, the Company’s Board of Directors granted 103,860 stock options and 2,737,840 RSUs to directors, executives, and employees of the Company under the 2015 Plan. The stock option awards are subject to time-based vesting over a period of one to four years. The restricted stock units, or RSU awards granted to executives in March 2022 are subject to time-based vesting, with 1/3 of the shares vesting on December 10, 2022, and an additional 1/3 of the shares vesting on the succeeding two anniversaries of such date. The RSU awards granted to non-executive employees of the Company during March 2022 are subject to time-based vesting, with 1/3 of the shares vesting on February 16, 2023, and an additional 1/3 of the shares vesting on the succeeding two anniversaries of such date.
The March 2022 grants also included performance-based RSU, or PRSU, awarded to certain executives and employees of the Company, which will vest as follows: (a) 35/55 on certain net product revenue achievements, (b) 10/55 upon BARDA's purchase of the second NUZYRA procurement, and (c) 10/55 on certain business achievements. Milestone (b) was achieved in December 2022, which resulted in $0.6 million of stock-based compensation expense, during the twelve months ended December 31, 2022 using the accelerated attribution method. Certain PRSU awards granted in prior years remained outstanding as of December 31, 2022, and will vest as follows: 15/55 of the February 2020 grants will vest on achievement of certain clinical milestones related to NUZYRA, and 25/55 and 10/55 of the March 2021 grants will vest on certain net product revenue achievements and on achievement of certain clinical milestones related to NUZYRA, respectively.

951,339 RSUs and 194,558 stock options granted under the 2015 Plan were cancelled, forfeited or expired during the year ended December 31, 2022.
2017 Inducement Plan
In June 2017, the Company’s Board of Directors adopted the 2017 Inducement Plan in accordance with Nasdaq Rule 5635(c)(4), reserving 550,000 shares of common stock solely for the grant of inducement stock options to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. In October 2018 and March 2022, the Company’s Board of Directors approved the reserve of an additional 500,000 shares and 750,000 shares, respectively, for the 2017 Inducement Plan, for a total of 1,800,000 shares reserved for under it.
During the year ended December 31, 2022, the Company’s Board of Directors granted 136,800 stock options and 260,300 RSU awards to employees of the Company under the 2017 Inducement Plan. The stock option awards are generally subject to time-based vesting over a period of one to four years. The RSU awards are generally subject to time-based vesting, with 100% of the shares of common stock subject to the RSU award vesting three years from the grant date. 17,800 RSUs and 107,541 stock options granted under the 2017 Inducement Plan were forfeited during the year ended December 31, 2022.
Total shares available for future issuance under the 2015 Plan, 2015 Inducement Plan and 2017 Inducement Plan are 1,820,469, 341,500 and 762,839 shares, respectively, as of December 31, 2022.

A summary of stock option activity and related information through December 31, 2022 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted– Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding
Balances at December 31, 2021	2,051,484	$10.92	5.12	$303
Granted	240,660	2.85
Exercised	(1,646)	3.51
Cancelled or forfeited	(916,346)	8.47
Balances at December 31, 2022	1,374,152	$11.14	5.84	$—
Exercisable
December 31, 2022	1,064,361	$13.26	4.97	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that were in the money at December 31, 2022 and 2021.
During the years ended December 31, 2022 and 2021, the Company granted stock options to purchase an aggregate of 240,660 shares and 283,817 shares of its common stock, under the equity plans described above, respectively, with weighted-average grant date fair values of options granted of $1.66 and $3.73 and respectively.

During the year ended December 31, 2022, certain executives voluntarily forfeited 750,947 outstanding stock options with exercise prices above the current trading price of the Company’s common stock in order to make additional shares available for future grants to Company employees, under the Company’s 2006 Incentive Award Plan, 2014 Equity Incentive Plan and 2015 Equity Incentive Plan. On the dates of forfeiture, the total amount of unrecognized stock-based compensation expense of each award was accelerated and recognized, which resulted in the recognition of an insignificant amount stock-based compensation expense during the year ended December 31, 2022.
The total intrinsic value of stock options exercised was insignificant for the year ended December 31, 2022 and December 31, 2021.
Restricted Stock Units
The following is a summary of restricted stock unit activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested balance at December 31, 2021	4,920,063	$5.82
Granted	2,998,140	3.08
Released	(2,196,526)	4.56
Forfeited	(969,139)	3.68
Unvested balance at December 31, 2022	4,752,538	$5.10
During the year ended December 31, 2022 the Company granted 2,998,140 restricted stock units with a weighted-average grant date fair value per share of $3.08. During the year ended December 31, 2021 the Company granted 3,768,275 restricted stock units with a weighted-average grant date fair value per share of $6.86. The aggregate fair value of restricted shares that vested during the years ended December 31, 2022 and 2021 was $10.0 million and $10.1 million, respectively.

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
The relevant data used to determine the value of the stock option grants is as follows:

	Year Ended December 31,
	2022	2021
Volatility	62.5%	63.1%
Weighted average risk-free interest rate	2.5%	0.8%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	5.9	5.9
The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021
Research and development expense	$1,493	$2,436
Selling, general and administrative expense	10,826	11,900
Total stock-based compensation expense	$12,319	$14,336
Total unrecognized stock-based compensation expense for all stock-based awards was $10.7 million at December 31, 2022. This amount will be recognized over a weighted-average period of 1.4 years.
2009 Employee Stock Purchase Plan
In June 2009, at the annual meeting of stockholders, the stockholders of the Company approved the 2009 Employee Stock Purchase Plan, or the 2009 ESPP. The Company’s 2009 ESPP is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions and during specified offering periods under the plan. The price of common stock purchased under the 2009 ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. As of December 31, 2022 and 2021, 36,539 shares were available for issuance under the 2009 ESPP. Since the merger involving privately-held Paratek Pharmaceuticals, Inc. and Transcept Pharmaceuticals, Inc., the Company has not made the 2009 ESPP available to employees.
2018 Employee Stock Purchase Plan
The Company’s Board of Directors adopted, and in June 2018 Company’s stockholders approved, the Paratek Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan, or the 2018 ESPP. The 2018 ESPP was amended in October 2018 to change the commencement dates of the offering periods. The maximum aggregate number of shares of the Company’s common stock that may be purchased under the 2018 ESPP is 943,294 shares, or the ESPP Share Pool, subject to adjustment as provided for in the 2018 ESPP. The ESPP Share Pool represented 3% of the total number of shares of our common stock outstanding as of March 31, 2018. The 2018 ESPP allows eligible employees to purchase shares during certain offering periods, which will be six -month periods commencing June 1 and ending November 30 and commencing December 1 and ending May 31 of each year. The first offering under the 2018 ESPP was December 1, 2018. As of December 31, 2022, 21,139 shares remained available for issuance under the 2018 ESPP. During the twelve months ended December 31, 2022, the Company recognized an insignificant amount of stock-based compensation expense related to the 2018 ESPP.

Reserved Shares
At December 31, 2022, the Company has reserved shares of common stock for future issuance as follows:

Number of Shares
Equity plans:
Shares subject to outstanding options and unvested restricted stock units	6,126,690
Shares available for future grants	—
Shares subject to warrants to purchase common stock	426,866
Shares issuable under employee stock purchase plan	57,678
Common stock issuable under outstanding convertible notes	10,377,361
Total	16,988,595
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
The incentive pool will be divided into two equal tranches with the first tranche vesting upon the Company’s achievement of cumulative net product revenues over $300.0 million by December 31, 2025, or Tranche 1, and the second tranche vesting upon the Company’s achievement of cumulative product revenues over $600.0 million by December 31, 2026, or Tranche 2. Participants will vest annually in each tranche of their awards in four equal installments on December 31, 2019, December 31, 2020, December 31, 2021, and December 31, 2022, subject to their continued employment with the Company through the applicable vesting date. Participants subsequently added to the plan, will vest on a weighted basis over three years, subject to their continued employment with the Company through the applicable vesting date. Upon the achievement of a Tranche 1 or Tranche 2 milestone (but not a deemed achievement in connection with a change of control), each participant who has remained in continuous employment with the Company through December 31, 2022 will be 100% vested in the applicable tranche. In the event of a change of control of the Company prior to December 31, 2026, participants whose employment has terminated prior to such date will be eligible for payouts under the Plan based on the then-vested portion of their awards, and participants who have remained employed through the change of control will be deemed to have time vested in full in each tranche of their awards.
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
The Company recognizes the compensation cost over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance. The performance condition under the first tranche of the Plan was deemed probable during 2021. The performance condition under the second tranche was deemed probable during 2022. Approximately $23.5 million and $21.8 million of compensation expense was recognized during the years ended December 31, 2022 and December 31, 2021, respectively. Compensation cost of $45.3 million and $21.8 million is included in accrued long-term compensation in the Company’s consolidated balance sheet as of December 31, 2022 and December 31, 2021, respectively.
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
The R-Bridge Loan Agreement contains certain customary affirmative covenants, including those relating to: use of proceeds; maintenance of books and records; financial reporting and notification; compliance with laws; and protection of Company intellectual property. The R-Bridge Loan Agreement also contains certain customary negative covenants, barring the Subsidiary from: certain fundamental transactions; issuing dividends and distributions; incurring additional indebtedness outside of the ordinary course of business; engaging in any business activity other than related to the Zai Collaboration Agreement; and permitting any additional liens on the collateral provided to the R-Bridge Lender under the R-Bridge Loan Agreement. As of December 31, 2022, the Company was in compliance with all covenants under the R-Bridge Loan Agreement.
An ancillary agreement executed by the Company and the Subsidiary in respect of the Revenue Interest, contains negative covenants applicable to the Company, including restrictions on the sale or transfer of our assets related to NUZYRA and giving rise to the Revenue Interest, each subject to the exceptions set forth therein.
The R-Bridge Loan Agreement contains customary defined events of default, upon which any outstanding principal, unpaid interest, and other obligations of the Subsidiary, shall be immediately due and payable by the Subsidiary. These include: failure to pay any principal or interest when due; failure to pay the Capped Amount when due following a non-qualified change of control of the Company, any uncured breach of a representation, warranty or covenant; any uncured failure to perform or observe covenants; any uncured breach of our representations, warranties or covenants under an ancillary agreement executed by the Company and the Subsidiary in respect of the Royalty Interest; any termination of the Zai Collaboration Agreement; and certain bankruptcy or insolvency events. No events of default had occurred under the R-Bridge Loan Agreement through December 31, 2022.
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
The following table summarizes the impact of the R-Bridge Loan Agreement on the Company’s consolidated balance sheets at December 31, 2022 and December 31, 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Principal debt including paid-in-kind interest	$59,806	$61,256
Unamortized debt discount and issuance costs	(1,205)	(1,443)
Carrying value	$58,601	$59,813

During the years ended December 31, 2022 and December 31, 2021, $1.4 million and $1.3 million of paid-in-kind interest was capitalized, respectively, and added to the principal balance of the loan, which represents the shortfall between the interest owed and the Collection Amount. Additionally, the Company made a $2.9 million voluntary payment on the principal debt balance in December 2022.
The Company recognized coupon interest expense of $4.4 million and $4.3 million, and an insignificant amount of amortization expense on debt issuance costs, on the R-Bridge Loan Agreement for the years ended December 31, 2022 and December 31, 2021, respectively.
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
The following table summarizes the impact of the Notes on the Company’s consolidated balance sheets at December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Principal debt	$165,000	$165,000
Unamortized debt issuance costs	(1,511)	(2,572)
Carrying value	$163,489	$162,428
The Company recognized coupon interest expense of $7.8 million for each of the years ended December 31, 2022 and December 31, 2021, and amortization expense on the debt issuance costs of $0.6 million and $1.0 million, on the Notes for each of the years ended December 31, 2022 and December 31, 2021, respectively.
Royalty-Backed Loan Agreement
On February 25, 2019, the Company, through its wholly-owned subsidiary Paratek Royalty Corporation, or the Subsidiary, entered into a royalty-backed loan agreement, or the Royalty-Backed Loan Agreement, with Healthcare Royalty Partners III, L.P., or HCRP. Pursuant to the terms of the Royalty-Backed Loan Agreement, upon the conditions precedent set forth therein, the Subsidiary borrowed a $32.5 million loan, which was secured by, and will be repaid based upon, royalties from the Almirall Collaboration Agreement. On May 1, 2019, the Company received $27.8 million, net of $0.5 million lender discount, $0.2 million in lender expenses incurred, and $4.0 million that was deposited into an interest reserve account. The Company also paid $1.2 million in other lender fees related to the Royalty-Backed Loan Agreement.
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

The following table summarizes the impact of the Royalty-Backed Loan Agreement on the Company’s consolidated balance sheets for the years ended December 31, 2022 and December 31, 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Principal debt including paid-in-kind interest	$36,388	$33,860
Unamortized debt issuance costs	(1,532)	(1,673)
Carrying value	$34,856	$32,187

During the years ended December 31, 2022 and December 31, 2021, $2.5 million and $1.4 million of paid-in-kind interest was capitalized, respectively, and added to the principal balance of the loan, which represents the shortfall between the interest owed, and the Almirall Collaboration Agreement royalty payments received.

The Company recognized coupon interest expense of $4.2 million and $3.9 million and an insignificant amount of amortization expense on debt issuance costs on the Royalty-Backed Loan Agreement for the years ended December 31, 2022 and December 31, 2021, respectively.
Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.
Long-term debt on the Company’s consolidated balance sheets at December 31, 2022 and December 31, 2021 includes the carrying value of the R-Bridge Loan Agreement, the Notes and the Royalty-Backed Loan Agreement.
17.    Income Taxes
Loss before income taxes consists of the following:

	Year Ended December 31
(in thousands)	2022	2021
United States	$(63,509)	$(58,484)
Foreign	—	—
Total	$(63,509)	$(58,484)
The components of income tax expense consist of the following:

	Year Ended December 31,
(in thousands)	2022	2021
United States	$—	$—
Foreign	$57	$600
Total	$57	$600
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

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory rate	21.00%	21.00%
Change in valuation allowance	(1.05)%	(12.47)%
Non-deductible interest	(2.91)%	(3.18)%
Stock compensation	(1.36)%	0.40%
Permanent differences	—%	(0.05)%
State taxes, net of federal benefits	2.50%	5.09%
Impact of Tax Law Change	(10.30)%	—%
162(m) compensation	(8.57)%	(11.67)%
Foreign withholding taxes	(0.07)%	(0.81)%
Federal tax credits	0.37%	0.67%
Other	0.30%	(0.01)%
	(0.09)%	(1.03)%
Significant components of the Company’s net deferred tax assets at December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Non-current deferred tax assets
Net operating losses	$143,677	$151,541
Accrued expenses	7,318	5,434
Capitalized research and development	16,319	10,467
Tax credit carryforwards	14,047	14,230
Stock compensation and other	8,700	7,723
Total non-current deferred tax assets	190,061	189,395
Non-current deferred tax liabilities
Right of use assets	(463)	(460)
Total non-current deferred tax liabilities	(463)	(460)
Net non-current deferred tax asset	189,598	188,935
Less: valuation allowance	(189,598)	(188,935)
Net deferred tax asset	$—	$—
As of December 31, 2022, the Company had federal and state net operating loss carryforwards of $580.7 million and $422.5 million, respectively, which begin to expire in 2024 and 2034, respectively. The Company's federal and state net operating losses include $310.1 million and $87.4 million, respectively, which can be carried forward indefinitely.
As of December 31, 2022, the Company had federal and state research and development tax credits carryforwards of $11.9 million and $1.4 million, respectively, which begin to expire in 2022. As of December 31, 2022, the Company had federal orphan drug tax credits carryforwards of $1.1 million, which begin to expire in 2041.
Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are composed principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of $189.6 million and $188.9 million, respectively, was established as of December 31, 2022 and 2021, respectively. A change of $0.7 million in the Company's valuation allowance was recorded in 2022, due primarily to the capitalization of R&D expenses partially offset by utilization of net operating losses.
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
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The earliest tax years that remain subject to examination by jurisdiction is 2018 for both federal and Massachusetts. However, to the extent the Company utilizes net operating losses from years prior to 2018, the statute remains open to the extent of the net operating losses or other credits are utilized. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. There was no interest or penalties pertaining to uncertain tax positions in 2022 or 2021.
18.    Commitments and Contingencies
Leases
Boston, Massachusetts and King of Prussia, Pennsylvania
The Company leases its Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases expiring in 2023 and 2026, respectively.
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
The Company executed an amended lease agreement on its King of Prussia office space in November 2022. The amended lease agreement extended the lease term through September 2026 for an additional commitment of $1.2 million. In accordance with the amendment, the Company will be refunded the insignificant security deposit.
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
The following table contains a summary of the lease costs recognized under Topic 842 and other information pertaining to the Company’s operating leases for year ended December 31, 2022:

Lease cost (in thousands)
Operating lease cost	$701
Variable lease cost	134
Total lease cost	$835
Cash paid for amounts included in the measurement of lease liabilities:	$730

Other information
Weighted average remaining lease term (in years)	3.5
Weighted average discount rate	10.85%
Future minimum operating lease obligations under non-cancelable operating leases with initial terms of more than one-year as of December 31, 2022, are as follows:

Maturity of lease liabilities (in thousands)
2023	$668
2024	542
2025	590
2026	449
Total lease payments	$2,249
Less: imputed interest	(386)
Total operating lease liabilities	$1,863
The total operating lease liability is presented on the Company’s consolidated balance sheet based on maturity dates. $0.5 million of the total operating liabilities is classified under “Other Current Liabilities” for the portion due within twelve months, and $1.5 million is classified under “Long-Term Lease Liabilities”.

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
Carbogen
In July 2021, Company entered into a supply agreement with CARBOGEN AMCIS AG, or Carbogen. The agreement provides for the terms and conditions under which Carbogen will manufacture and supply to the Company the active pharmaceutical ingredient for the Company’s omadacycline product in bulk quantities, or the Carbogen Product. Under the agreement, the Company is responsible for the cost and supply of crude omadacycline that Carbogen requires to manufacture Carbogen Product and perform related services. The Company is obligated to initially pay Carbogen an amount in the high six-digit U.S. dollar range per batch of Carbogen Product that the Company orders, and the price may be adjusted in accordance with the terms of the agreement. The Company may also request that Carbogen perform certain services related to the Carbogen Product, for which the Company will pay reasonable compensation to Carbogen.
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
Other Legal Proceedings
From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually, or in the aggregate, a material adverse effect on its results of operations or financial condition. The Company does not believe that any of the above matters will result in a liability that is probable or estimable at December 31, 2022.
19.    401(k) Savings Plan
The Company maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Savings Plan’s matching formula. All matching contributions and participant contributions vest immediately. Contributions totaled $1.9 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively and have been recorded in the consolidated statements of operations.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2022, the design and operation of our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management, including our Chief Executive Officer and Principal Financial and Accounting Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Paratek Pharmaceuticals, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Paratek Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Paratek Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the periods then ended, and the related notes (collectively referred to as the “consolidated financial statements”), and our report dated March 16, 2023 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.
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
March 16, 2023

Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2022 fiscal year pursuant to Regulation 14A for our 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement, and the information to be included in the 2023 Proxy Statement is incorporated herein by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in the 2023 Proxy Statement and is hereby incorporated by reference.
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
Item 11.    Executive Compensation
The information required by this item will be contained in the 2023 Proxy Statement and is hereby incorporated by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in the 2023 Proxy Statement and is hereby incorporated by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the 2023 Proxy Statement and is hereby incorporated by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this item will be contained in the 2023 Proxy Statement and is hereby incorporated by reference.

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

(a)(3) Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization by and among Transcept Pharmaceuticals, Inc., Tigris Merger Sub, Inc., Tigris Acquisition Sub, LLC and Paratek Pharmaceuticals, Inc. dated as of June 30, 2014.	Form 8-K	001-36066	2.1	July 1, 2014

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock.	Form 8-K	001-36066	3.1	July 24, 2015

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	Form 10-Q	001-36066	3.4	August 9, 2021

3.5	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	April 16, 2015

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Warrant Agreement issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.5	August 2, 2018

4.3	Indenture, dated as of April 23, 2018, by and between the Company and U. S. Bank National Association (including the form of the 4.75% Convertible Senior Subordinated Note due 2024).	Form 8-K	001-36066	4.1	April 23, 2018

4.4	Form of 4.75% Convertible Senior Subordinated Note due 2024 (included in Exhibit 4.3)	Form 8-K	001-36066	4.1	April 23, 2018

4.5	Description of Securities	Form 10-K	001-36066	4.11	March 10, 2020

4.6	Warrant Agreement, dated as of August 5, 2020 issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.9	August 10, 2020

10.1A+	2006 Incentive Award Plan, as amended and restated.	Form 10-K	001-36066	10.1A	March 9, 2016

10.1B+	Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan.	Form S-8	333-172041	99.2	February 3, 2011

10.1C+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2006 Incentive Award Plan, as amended.	Form 8-K	001-36066	10.1	February 10, 2015

10.2+	2009 Employee Stock Purchase Plan.	Form 8-K	000-51967	10.1	June 9, 2009

10.3+	2018 Employee Stock Purchase Plan, as amended.	Form 10-Q	001-36066	10.4	November 6, 2018

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.4A+	2014 Equity Incentive Plan, as amended.	Form S-8	333-201204	4.1	December 22, 2014

10.4B+	Form of Option Agreement under the 2014 Equity Incentive Plan, as amended.	Form S-8	333-201204	4.2	December 22, 2014

10.5A+	2015 Inducement Plan.	Form 8-K	001-36066	10.2	February 10, 2015

10.5B+	Form of Stock Option Grant Notice and Option Agreement under the 2015 Inducement Plan.	Form 8-K	001-36066	10.3	February 10, 2015

10.6A+	Paratek Pharmaceuticals, Inc. 2017 Inducement Plan, as amended	Form 10-K	001-36066	10.5	March 14, 2022

10.6B+	Form of Stock Option Grant Notice and Option Agreement under the 2017 Inducement Plan.	Form 8-K	001-36066	10.2	June 16, 2017

10.6C+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Inducement Plan.	Form 8-K	001-36066	10.3	June 16, 2017

10.7A+	2015 Equity Incentive Plan	Form S-8	333-205482	99.5	July 2, 2015

10.7B+	Form of Stock Option Grant Notice and Option Agreement under the 2015 Equity Incentive Plan	Form S-8	333-205482	99.6	July 2, 2015

10.7C+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.	Form S-8	333-205482	99.7	July 2, 2015

10.7D+	Form of Leadership Team Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.	Form 8-K	001-36066	10.1	August 4, 2017

10.7E+	Form of Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan.	Form 10-K	001-36066	10.6E	March 6, 2018

10.7F+	Form of Director Stock Option Grant Notice and Option Agreement under the 2015 Equity Incentive Plan.	Form 10-K	001-36066	10.6F	March 6, 2018

10.8+	Paratek Pharmaceuticals, Inc. Annual Incentive Plan.	Form 8-K	001-36066	10.4	June 16, 2017

10.9+	Non-Employee Director Compensation Policy.	Form 10-K	001-36066	10.5	March 14, 2022

10.10A+	Revenue Performance Incentive Plan	Form 8-K	001-36066	10.1	October 4, 2018

10.10B+	Form of Award Agreement under the Revenue Performance Incentive Plan	Form 8-K	001-36066	10.2	October 4, 2018

10.11+	Form of Indemnification Agreement between the Company, its executive officers and directors.	Form 10-K	001-36066	10.8	March 9, 2016

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date
10.12†	Collaborative Research and License Agreement by and between the Company and Warner Chilcott, dated as of July 2, 2007.	Form 10-Q	001-36066	10.1	November 3, 2022

10.13†	License and Collaboration Agreement by and between Paratek Bermuda Ltd. and Zai Lab (Shanghai) Co., Ltd., dated April 21, 2017.	Form 10-Q	001-36066	10.11	August 2, 2017

10.14^	License Agreement by and between the Company and Tufts University dated as of February 1, 1997, as amended.	Form 10-K	001-36066	10.14	March 29, 2021

10.15	Amendment No. 10, dated as of March 21, 2017, to the License Agreement by and between the Company and Tufts University	Form 10-Q	001-36066	10.1	May 4, 2017

10.16†	Amendment No. 11, dated as of November 15, 2017, to the License Agreement by and between the Company and Tufts University	Form 10-K	001-36066	10.19	March 6, 2018

10.17+	Amended and Restated Employment Agreement, by and between the Company and Michael F. Bigham, dated as of June 25, 2019.	Form 10-Q	001-36066	10.2	August 6, 2019

10.18+	Amended and Restated Employment Agreement, by and between the Company and Evan Loh, M.D., dated as of June 25, 2019.	Form 10-Q	001-36066	10.3	August 6, 2019

10.19+	Amended and Restated Employment Agreement, by and between the Company and Adam Woodrow, dated as of June 25, 2019.	Form 10-Q	001-36066	10.4	August 6, 2019

10.20	Amended and Restated Employment Agreement, by and between the Company and William M. Haskel, dated as of August 4, 2017.	Form 10-Q	001-36066	10.2	November 8, 2017

10.21*	King of Prussia Lease Agreement between Paratek Pharma LLC and Atlantic American Properties Trust, dated as of January 23, 2015, as amended.

10.22†	Manufacturing and Services Agreement by and between the Company and Almac Pharma Services Limited, dated as of December 30, 2016.	Form 10-K/A	001-36066	10.27	May 5, 2017

10.23†	Amended and Restated Manufacturing and Services Agreement, by and between the Company and CIPAN - Companhia Industrial Produtora de Antibióticos, S.A., dated as of April 18, 2018.	Form 10-Q	001-36066	10.2	August 2, 2018

10.24†	First Amendment of Amended and Restated Manufacturing and Services Agreement, by and between the Company and CIPAN – Companhia Industrial Produtora de Antibióticos, S.A., dated as of February 18, 2019.	Form 10-K	001-36066	10.33	March 6, 2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date
10.25†	Master Manufacturing Service Agreement by and between the Company and Patheon UK Limited dated as of July 28, 2017 and Product Agreement by and between the Company and Patheon UK Limited dated as of July 28, 2017.	Form 10-Q/A	001-36066	10.12	November 6, 2017

10.26^	Amendment Agreement - Amendment No. 1 to Patheon Product Agreement by and between the Company and Patheon UK Limited dated as of January 1, 2019.	Form 10-Q	001-36066	10.1	May 8, 2019

10.27	Loan Agreement by and between the Company and Healthcare Royalty Partners III, L.P. dated as of February 25, 2019.	Form 10-Q	001-36066	10.2	May 8, 2019

10.28^	Contract, dated as of December 18, 2019, between Paratek Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.	Form 10-K	001-36066	10.35	March 10, 2020

10.29^	Modification of Contract, dated as of March 27, 2020, between Paratek Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.	Form 10-K	001-36066	10.50	March 29, 2021

10.30^	Modification of Contract No. 2, dated July 29, 2021, between Paratek Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.	Form 10-Q	001-36066	10.2	November 8, 2021

10.31^	Notice of Assignment to Affiliate for License and Collaboration Agreement by and between Paratek Bermuda Ltd. and Zai Lab (Shanghai) Co., Ltd., dated as of December 19, 2019.	Form 10-K	001-36066	10.36	March 10, 2020

10.32	Loan Agreement, dated as of December 31, 2020, by and between R-Bridge Healthcare Cayman AIV, L.P., as Lender, and PRTK SPV2 LLC, as Borrower.	Form 8-K	001-36066	10.1	January 4, 2021

10.33	Revenue Interest Purchase Agreement, dated as of December 31, 2020, by and between Paratek Pharmaceuticals, Inc., as Seller, and PRTK SPV2 LLC, as Company.	Form 8-K	001-36066	10.2	January 4, 2021

10.34	Contribution and Servicing Agreement, dated as of December 31, 2020, by and between Paratek Pharmaceuticals, Inc., as Contributor, and PRTK SPV2 LLC, as Company.	Form 8-K	001-36066	10.3	January 4, 2021

10.35^	First Amendment to the Manufacturing and Services Agreement, by and between the Company and Almac Pharma Services Limited, dated as of September 4, 2020.	Form 8-K	001-36066	10.4	January 4, 2021

10.36^	Second Amendment to the Manufacturing and Services Agreement, by and between the Company and Almac Pharma Services Limited, dated as of January 1, 2021.	Form 8-K	001-36066	10.5	January 4, 2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date
10.37*^	Third Amendment to the Manufacturing and Services Agreement, by and between the Company and Almac Pharma Services Limited, dated as of October 15, 2022.

10.38^	Second Amendment to the Amended and Restated Manufacturing and Services Agreement, by and between the Company and CIPAN - Companhia Industrial Produtora de Antibióticos, S.A., dated as of December 20, 2019.	Form 8-K	001-36066	10.6	January 4, 2021

10.39^	Third Amendment to the Amended and Restated Manufacturing and Services Agreement, by and between the Company and CIPAN - Companhia Industrial Produtora de Antibióticos, S.A., dated as of July 28, 2020.	Form 8-K	001-36066	10.7	January 4, 2021

10.40^	Fourth Amendment to the Amended and Restated Manufacturing and Services Agreement, by and between the Company and CIPAN - Companhia Industrial Produtora de Antibióticos, S.A., dated as of December 16, 2020.	Form 8-K	001-36066	10.8	January 4, 2021

10.41^	Fifth Amendment to the Amended and Restated Manufacturing and Services Agreement, by and between the Company and CIPAN - Companhia Industrial Produtora de Antibióticos, S.A., dated as of January 11, 2022.	Form 10-K	001-36066	10.40	March 14, 2022

10.42*^
Sixth Amendment to the Amended and Restated Manufacturing and Services Agreement, by and between the Company and CIPAN - Companhia Industrial Produtora de Antibióticos, S.A., dated as of February 23, 2023.

10.43^	First Amendment of Manufacturing and Services Agreement, by and between the Company and Patheon UK Limited, dated as of June 1, 2019.	Form 8-K	001-36066	10.9	January 4, 2021

10.44^	Second Amendment of Manufacturing and Services Agreement, by and between the Company and Patheon UK Limited, dated as of December 18, 2020.	Form 8-K	001-36066	10.10	January 4, 2021

10.45^	Amendment No. 2 to the Product Agreement, by and between the Company and Patheon UK Limited, dated as of June 1, 2019.	Form 8-K	001-36066	10.11	January 4, 2021

10.46^	Amendment No. 3 to the Product Agreement, by and between the Company and Patheon UK Limited, dated as of July 1, 2020.	Form 8-K	001-36066	10.2	January 4, 2021

10.47^	Amendment No. 4 to the Product Agreement, by and between the Company and Patheon UK Limited, dated as of November 17, 2021.	Form 10-K	001-36066	10.45	March 14, 2022

10.48*^	Amendment No. 5 to the Product Agreement, by and between the Company and Patheon UK Limited, dated as of November 16, 2022.

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

10.49^	Product Agreement by and between the Company and Patheon Pharmaceuticals Inc. dated as of August 1, 2022.	Form 10-Q	001-36066	10.2	November 3, 2022

10.50^	Supply Agreement, dated July 14, 2021, between Paratek Pharmaceuticals, Inc. and CARBOGEN AMCIS AG.	Form 10-Q	001-36066	10.4	November 8, 2021

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page)

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

______________
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
Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, State of Massachusetts, on the 16th day of March 2023.

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

Signature	Title	Date

/s/ Evan Loh, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2023
Evan Loh, M.D.

/s/ Sarah Higgins	Vice President, Finance (Principal Financial and Accounting Officer)	March 16, 2023
Sarah Higgins

/s/ Michael F. Bigham	Executive Chairman of the Board of Directors	March 16, 2023
Michael F. Bigham

/s/ Minnie V. Baylor Henry	Director	March 16, 2023
Minnie V. Baylor Henry

/s/ Thomas J. Dietz, Ph.D.	Director	March 16, 2023
Thomas J. Dietz, Ph.D.

/s/ Timothy R. Franson, M.D.	Director	March 16, 2023
Timothy R. Franson, M.D.

/s/ Rolf K. Hoffmann	Director	March 16, 2023
Rolf K. Hoffmann

/s/ Kristine Peterson	Director	March 16, 2023
Kristine Peterson

/s/ Robert S. Radie	Director	March 16, 2023
Robert S. Radie

/s/ Jeffrey Stein, Ph.D.	Director	March 16, 2023
Jeffrey Stein, Ph.D.