Form 10-K/A
period 2022-12-31
Paratek Pharmaceuticals, Inc.
filed 2023-04-27
CIK 1178711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K/A
(Amendment No. 1)
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
Auditor Name: Ernst & Young LLP
Auditor Location: Boston, Massachusetts
Auditor Firm ID: 42
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE:
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “Original Filing”). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K to include the information required by Part III of Form 10-K that we did not include in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of shareholders within 120 days of the end of our fiscal year ended December 31, 2022. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Therefore, this Amendment should be read in conjunction with our Original Filing and our other filings made with the SEC after the filing of the Original Filing. Unless otherwise indicated or unless the context requires otherwise, the terms “Paratek”, “the Company,” “we,” “us” and “our” refer to Paratek Pharmaceuticals, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Board Composition
Our Board of Directors, or our Board, currently consists of nine members. Under our Bylaws, the number of directors shall be fixed by the Certificate of Incorporation and shall constitute not less than one (1) member, as the Board or as the majority of our shareholders of record may determine by resolution from time to time. In accordance with our Bylaws, our Board is divided into three classes designated Class I, Class II, and Class III, respectively. Our shareholders shall elect the directors at our annual meeting for a term of three years (except as otherwise provided therein for the filling of vacancies). Each director shall hold office until his or her death, resignation, retirement, removal, or disqualification, or until his or her successor shall have been elected and qualified.
Set forth below is certain information regarding the directors of the Company as of March 31, 2023. The biographies of each of the directors below contains information regarding the person’s service as a director, business experience and information regarding experiences, qualifications, attributes or skills.

Name	Class	Age	Position	Director Since	Current Term Expires
Evan Loh, M.D.	II	64	Director and Chief Executive Officer	2012	2025
Michael F. Bigham	I	65	Executive Chairman of the Board	2014	2023
Minnie Baylor-Henry	I	75	Director	2021	2023
Thomas J. Dietz, Ph.D.	II	59	Director	2014	2025
Timothy R. Franson, M.D.	II	71	Director	2015	2025
Rolf K. Hoffmann	III	63	Director	2018	2024
Kristine Peterson	III	63	Director	2016	2024
Robert S. Radie	I	59	Director	2014	2023
Jeffrey Stein, Ph.D.	III	68	Lead Independent Director	2014	2024

Evan Loh, M.D. Evan Loh, M.D. has been our Chief Executive Officer since June 2019. Prior to that, Dr. Loh served in various roles including President, Chief Operating Officer, and Chief Medical Officer from 2014 until June 2019. Dr. Loh has been a member of our Board since 2012. Prior to the merger with Transcept Pharmaceuticals, Inc. Dr. Loh had served as Chairman of our Board and Chief Medical Officer. Previously, Dr. Loh served as Senior Vice President, Development and Strategic Operations, Worldwide Research and Development, at Pfizer. While at Pfizer Inc., or Pfizer, Dr. Loh’s responsibilities included scientific, operational, and strategic drug development oversight for all R&D development phase programs through proof of concept and leading global portfolio prioritization. Dr. Loh joined Pfizer from Wyeth Pharmaceuticals, Inc., or Wyeth where he was Vice President, Multiple Therapeutic Areas and was responsible for global development strategy and clinical operational deliverables. At Wyeth, he led multiple successful global registration programs, including for Torisel and Tygacil. Dr. Loh currently serves on the board of directors of Eiger Biopharmaceuticals, Inc. and Adapative Phase Therapeutics. He formerly served on the boards of Windtree Pharmaceuticals, Inc. and Nivalis Therapeutics, Inc. Dr. Loh was Chairman of the Antimicrobials Working Group, an industry leading coalition of biotech companies focused on antimicrobial development from 2019 to 2021, and currently serves on its Executive Committee. Dr. Loh received his A.B. from Harvard College and his M.D. from Harvard Medical School. He completed his Internal Medicine and Cardiovascular fellowship training at Brigham and Women’s Hospital. His academic appointments include being a faculty member at Harvard Medical School (1990-1994) and the University of Pennsylvania School of Medicine (1994-2000). We believe that Dr. Loh's qualifications to sit on our Board include his more than 16 years' experience in senior executive management roles with large, international pharmaceutical companies.
Michael F. Bigham has been our Executive Chairman of the Board since June 2019. Prior to that, he was Chief Executive Officer and Chairman of our Board from 2014 to June 2019. Mr. Bigham has more than 25 years of senior leadership experience in the biopharmaceutical industry. From January 2003 to November 2015, he was a general partner at Abingworth LLP, a leading international investment group dedicated to life sciences and healthcare. From November 2015 to December 2018, he served as part-time Executive Partner at Abingworth LLP. He currently serves as a member of the board of directors of Frazier LifeSciences Acquisition Corporation. Mr. Bigham has previously served on the boards of Adamas Pharmaceuticals, Inc., Avila Therapeutics (where he was also the founding Chairman and Chief Executive Officer), Inmediata, Magellan Biosciences, Portola Pharmaceuticals, Inc., Supernus Pharmaceuticals, Avedro and Valeritas. He was formerly Vice Chairman of Corixa Corporation, a publicly traded biotechnology company, and was President and Chief Executive of Coulter Pharmaceuticals, a publicly traded oncology company, until it merged into Corixa Corporation. Previously, he was an early employee at Gilead Sciences where he served in various capacities, including Executive Vice President of Operations and Chief Financial Officer. Before joining Gilead Sciences, Mr. Bigham was a Partner at Hambrecht & Quist where he became Co-Head of Healthcare Investment Banking. Mr. Bigham received his B.S. from the University of Virginia and qualified as a C.P.A. before completing his M.B.A. at Stanford University. We believe that Mr. Bigham’s qualifications to sit on our Board include his more than 30 years’ experience in leadership and management positions with various biopharmaceutical, life sciences and healthcare companies.
Minnie Baylor-Henry has served on our Board since June 2021. Ms. Baylor-Henry has served as the President of B-Henry & Associates, a consulting firm focused on providing regulatory and compliance strategy services to life sciences companies, since 2015. Prior to assuming her current role, she was the Worldwide Vice-President for Regulatory Affairs for Johnson & Johnson’s (J&J) Medical Devices & Diagnostics business from 2011 to 2015. Before returning to J&J in 2011, Ms. Baylor-Henry was a National Director for Regulatory & Capital Markets Consulting at Deloitte & Touche, with a successful practice that focused on regulatory life sciences. From 1999-2008, she worked in many executive leadership roles at J&J in the Pharmaceutical and Consumer businesses, including serving as J&J’s Vice President for Medical & Regulatory Affairs for the over-the-counter drugs business. Prior to joining J&J, Ms. Baylor-Henry worked for the U.S. Food & Drug Administration (FDA). During her career at FDA, she served in many roles, most notably, FDA’s National Health Fraud Coordinator and, within the Center for Drugs, as the Director of the Division of Drug Marketing, Advertising, and Communications. Ms. Baylor-Henry previously served as the Board Chair for the Food and Drug Law Institute (FDLI) and was a member of the board of Flame Biosciences. Additionally, she served as the President and Chair of the board for the Drug Information Association (DIA), where she is currently serving as a Fellow. Ms. Baylor-Henry is a Trustee for Howard University, as well as the Chair of the Board of Visitors for Howard University’s College of Pharmacy. In addition, she is an independent director for scPharmaceuticals, Apyx Medical, Lantheus Holdings, Inc. and PolarityTE, all publicly traded companies. Ms. Baylor-Henry is a member of the board of directors for several not-for-profit companies, including The Partnership, Mass Eye & Ear Hospital, and Dress for Success Boston. Ms. Baylor-Henry received her Pharmacy degree from Howard University’s College of Pharmacy and her law degree from Catholic University’s Columbus School of Law. We believe that Ms. Baylor-Henry's qualifications to sit on our Board include her broad experiences in executive and leadership roles in the pharmaceuticals industry, and FDA and regulatory professional associations.
Thomas J. Dietz, Ph.D. has served on our Board since October 2014. Dr. Dietz has been Chairman and Chief Executive Officer of Waypoint Holdings, LLC, a diversified financial holdings and services company, since December 2010. Dr. Dietz was previously co-Chief Executive Officer and then Chief Executive Officer and a director of Pacific Growth Equities, LLC, an investment bank and institutional brokerage firm, from 2004 to January 2009, when the firm was acquired by Wedbush Securities, or Wedbush, a financial services firm. Dr. Dietz subsequently served as head of the investment banking division at Wedbush until November 2010. Dr. Dietz joined Pacific Growth in 1993 and served in various roles, including senior roles in equities research and investment banking, prior to taking the Chief Executive Officer role there. Dr. Dietz currently serves as Chairman on the board of directors of Eiger BioPharmaceuticals, Inc. and as a director of Leap Therapeutics, Inc. in addition to several private companies. He previously served on the board of Transcept Pharmaceuticals, Inc. from April 2013 until its merger with Paratek on October 30, 2014. Previously, Dr. Dietz was a member of the research faculty in the Department of Medicine, University of California, San Francisco and the VA Medical Center. Dr. Dietz holds a Ph.D. in molecular biology and biochemistry from Washington University in St. Louis. We believe Dr. Dietz's qualifications to sit on our Board include his medical and research backgrounds and extensive experience in the financial services industry.
Timothy R. Franson, M.D. has served on our Board since July 2015. Currently he is a Principal in Faegre Drinker Consulting in the Health and FDA Practice sectors. From April 2014 to July 2019, Dr. Franson served as the Chief Medical Officer for YourEncore, a consultancy that helps global life sciences and consumer health companies accelerate new product pipelines and bring safer, more effective products to consumers. Until 2008, Dr. Franson was Vice President of Global Regulatory Affairs at Lilly Research Laboratories (Eli Lilly and Company). Dr. Franson has been directly involved in dozens of successful major regulatory approvals, and he has extensive clinical and regulatory experience in all pre- and post-approval phases of pharmaceutical development. He has co-chaired working groups for several industry initiatives, including the joint Food and Drug Administration (FDA), industry working group addressing clinical aspects of the FDA Modernization Act of 1997. Dr. Franson served as the President of the US Pharmacopeia Convention (USP), which establishes drug quality standards enforced by regulators such as FDA, from 2010 to 2015, and served on the organization’s Board of Trustees as immediate Past President until 2020. In addition, Dr. Franson serves as a member of the board of directors for Cidara Therapeutics, Inc. From 2016 to 2021, Dr. Franson served as Chair of the board of directors for the Critical Path Institute, which collaborates with FDA and industry in innovation advances, and remains on that board as Immediate Past Chair. He also served on the board of directors for Myrexis, Inc. (formerly Myriad Pharmaceuticals, Inc.) from 2010 to 2013. Dr. Franson received his medical degree from the University of Illinois College of Medicine and is Board certified in Internal Medicine and Infectious Disease. We believe Dr. Franson's qualifications to sit on our Board include his extensive clinical and regulatory experience in all pre- and post-approval phases of pharmaceutical development (small and large molecule) relating to interactions with the FDA for policy and product issues, as well as interactions with global regulators.
Rolf K. Hoffmann has served on our Board since April 2018. Previously Mr. Hoffmann spent 12 years at Amgen, Inc., or Amgen, including as Senior Vice President, International Commercial Operations and Senior Vice President, U.S. Commercial Operations. Mr. Hoffmann joined Amgen from Eli Lilly & Company, or Lilly, where he worked for 17 years in a variety of sales and marketing and executive management positions. His sales and marketing positions at Lilly included product manager for Prozac (R) and national sales manager for Lilly’s Central Nervous System franchise. He held positions at Lilly as Area Director of Latin America, General Manager South, Subsahara Africa and General Manager of Germany. Mr. Hoffmann currently serves as a director of Genmab A/S. He served as a Member of Supervisory Board at Stada Arzneimittel AG from August 2016 to September 2017. Mr. Hoffmann received a Master’s degree in English from the University of Koeln, Master in Kinesiology from the Deutsche Sporthoschschule, also in Koeln, Germany and a Master’s degree in Business Administration from the University of North Carolina’s Kenan-Flagler Business School in 1987. We believe Mr. Hoffmann's qualifications to sit on our Board include his wealth of international management experience gained over 30 years in the pharmaceutical industry.
Kristine Peterson has served on our Board since March 2016. In her previous role as Chief Executive Officer at Valeritas, Inc., from June 2009 to February 2016, she evolved the organization from an early-stage company to a fully commercial operation, following the U.S. and EU approvals of its drug-device in type-2 diabetes. Ms. Peterson has more than 30 years of industry experience, including as Company Group Chair of Johnson & Johnson’s, or J&J, biotech groups. In that role, she was responsible for research, development, manufacturing, and commercialization of oncology, immunology, and other biotechnology therapeutics for J&J. Previously, she was Executive Vice President for J&J’s global strategic marketing organization. Prior to J&J, she was Senior Vice President, Commercial Operations for Biovail Corporation and President for Biovail Pharmaceuticals. Earlier, Ms. Peterson spent 20 years with Bristol-Myers Squibb where she held assignments of increasing responsibility in marketing, sales, and general management, including running the cardiovascular/metabolics business unit and the generics division. Ms. Peterson currently serves as a member of the boards of Enanta Pharmaceuticals, Inc., Immunocore Holdings plc and ImmunoGen, Inc. and was previously an advisor to the Healthcare Businesswoman’s Association. She has a B.S. and an M.B.A. from the University of Illinois at Champaign-Urbana. We believe Ms. Peterson's qualifications to sit on our Board include her strong background in pharmaceutical industry leadership and market development.
Robert S. Radie has served on our Board since October 2014. Mr. Radie joined Neuraptive Therapeutics, Inc. in June 2020 as Chairman of the board and Chief Executive Officer. Previously he served as President, Chief Executive Officer and director of Zyla Life Sciences (formerly Egalet Corporation) from March 2012 to October 2019. From November 2010 to October 2011, Mr. Radie served as President and Chief Executive Officer of Topaz Pharmaceuticals Inc., a specialty pharmaceutical company acquired by Sanofi Pasteur in 2011. From March 2009 to November 2010, Mr. Radie served as President and Chief Executive Officer of Transmolecular, Inc., a biotechnology company developing cancer diagnostic and treatment products, after serving as a consultant to Transmolecular from December 2008 through March 2009. From September 2007 to September 2008, Mr. Radie served as the Chief Business Officer of Prestwick Pharmaceuticals, Inc., a specialty pharmaceutical company. Before joining Prestwick Pharmaceuticals, Mr. Radie served in senior management positions with a number of pharmaceutical and biotechnology companies, including Morphotek, Inc., Vicuron Pharmaceuticals, Inc. and Eli Lilly and Company. He currently serves as Chairman of the board of directors of Rockwell Medical, Inc., a biopharmaceutical company, Horse Power For Life, a non-profit organization dedicated to improving the quality of life for individuals diagnosed with cancer since 2007, and ValSource, an employee owned company in the healthcare space since 2020. Mr. Radie formerly served as a director of Affinium Pharmaceuticals, Ltd., a specialty pharmaceutical company, from July 2012 to March 2014, Veloxis Pharmaceuticals AS, a public commercial stage company from June 2016 until its acquisition in February 2020, and the industry advocacy group LifeScience Pennsylvania from 2015 to 2021. Mr. Radie received his B.S. in chemistry from Boston College. We believe Mr. Radie's qualifications to sit on our Board include his experience in management positions with biopharmaceutical companies, including publicly traded companies.
Jeffrey Stein, Ph.D. has served on our Board since October 2014. Dr. Stein was elected as the Lead Independent Director of our Board in December 2022. Dr. Stein has been the President, Chief Executive Officer and Director of Cidara Therapeutics, Inc., or Cidara since 2014. Prior to joining Cidara, Dr. Stein was Chief Executive Officer of Trius Therapeutics, Inc. from its founding in 2007 until its acquisition by Cubist Pharmaceuticals, Inc. in September 2013. Dr. Stein is also founding Chairman and President of the Antibiotics Working Group, an industry leading 501(c)(6) organization. In addition to serving on the boards of Cidara and Paratek, Dr. Stein is currently a director of Ideaya Biosciences, Inc. and serves on the board of managers of Life Science Cares, San Diego. Previously, Dr. Stein was a Venture Partner and Kauffman Fellow with Sofinnova Ventures and opened the firm’s San Diego office in 2005. Prior to joining Sofinnova Ventures, Dr. Stein was co-founder and Chief Scientific Officer of Quorex Pharmaceuticals, which was acquired by Pfizer Pharmaceuticals in 2005. He has also served as a Principal Scientist with Diversa Corporation and the Agouron Institute. Dr. Stein conducted his postdoctoral research as an Alexander Hollaender Distinguished Postdoctoral Fellow at the California Institute of Technology and his graduate work as a NASA Graduate Student Researcher Fellow at the University of California, San Diego. We believe Dr. Stein's qualifications to sit on our Board include his prior executive management roles at multiple biopharmaceutical companies, including a focus on development of antibacterials, his medical and research backgrounds, and experience in the healthcare financing industry.
Board Leadership Structure
Our Board is led by our Executive Chairman, Mr. Bigham and our Lead Independent Director, Dr. Jeffrey Stein. We believe that a structure of an Executive Chairman with an extensive history and knowledge of the Company, a Lead Independent Director and a separate Chief Executive Officer provides the most effective way for the Board and management to act with a common purpose, and for there to be independent leadership at the Board level. We also believe that having our Executive Chairman along with our Lead Independent Director is the most effective structure at the Company's current stage of development, provides the investment community with clear independent leadership, enhances our ability to develop and implement strategy and provides a clear chain of command to execute our strategic initiatives and business plans. We believe that the appointment of Dr. Stein to the Lead Independent Director role provides clear governance visibility at the Board level. As Lead Independent Director, Dr. Stein assumes all the duties and responsibilities of the position, including presiding over executive sessions of independent directors, acting as externally facing independent director, and coordinating with Mr. Bigham, Executive Chairman in overall corporate governance and Board matters.
Role of the Board in Risk Oversight
The Board actively oversees potential risks and risk management activities through its committee work and by receiving operational and strategic presentations from management that includes discussions of key risks to the business. The Board is kept informed of the financial, legal, regulatory, and reputational risks inherent in our business, including implications of cybersecurity risks identified by management and our response to those risks at regular intervals.
In addition, the Board has delegated risk oversight to each of its key committees within their respective areas of responsibility. We believe that the Board leadership structure facilitates the division of risk management oversight responsibilities among the Board committees and enhances the Board’s efficiency in fulfilling its oversight function with respect to different business risks and risk mitigation practices.
Board Committees
We currently maintain three committees of the Board and have adopted charters for such committees: an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Members serve on these committees until their resignation or until otherwise determined by our Board. Each committee’s charter is available under the Corporate Governance section of our website at www.paratekpharma.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this 10-K/A.
Audit Committee
Our Audit Committee is composed of Dr. Dietz, Ms. Baylor-Henry, Ms. Peterson and Dr. Stein, with Dr. Dietz serving as chair of the committee. Our Board has determined, upon recommendation of the Nominating and Corporate Governance Committee, that each member of the Audit Committee meets the independence requirements of Rule 10A-3 under the Exchange Act of 1934 (as amended, the "Exchange Act") and the applicable listing standards of Nasdaq. Our Board has determined that Dr. Dietz is an "audit committee financial expert" within the meaning of the SEC regulations and applicable listing standards of Nasdaq. The audit committee report will be included in the definitive proxy statement for our 2023 Annual Meeting to be filed later this year. Our Audit Committee operates pursuant to a written charter, and it reviews and assesses the adequacy of its charter annually.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
SEC regulations require us to identify in this proxy statement anyone who filed a required report late during the most recent fiscal year. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2022, all executive officers, directors and greater than 10% shareholders complied with all applicable SEC filing requirements, except for, due to an administrative oversight, five late Form 4s filed on March 23, 2022 on behalf of Dr. Loh, Mr. Bigham, Mr. Brenner, Mr. Haskel and Mr. Woodrow, which reported 236,250 restricted stock units, or RSUs, 202,500 RSUs, 67,500 RSUs, 67,500 RSUs, and 101,250 RSUs, respectively, that vested as to 15/45 of the shares subject to the restricted stock units on December 10, 2022, and on the same calendar date of each successive year thereafter until fully vested, subject to the Reporting Person’s continued service with the Issuer through each vesting date.
Code of Conduct and Business Ethics
Our Board has adopted a code of conduct and business ethics which applies to all of our employees, officers and directors. The full texts of our code of business conduct and ethics are posted on our website at http://www.paratekpharma.com under the Investor Relations section. We intend to disclose future amendments to our code of business conduct and ethics, or certain waivers of such provisions, at the same location on our website identified above and also in public filings. The inclusion of our website address in this report does not include or incorporate by reference the information on our website into this report.

Non-Employee Director Compensation for 2022
The following table shows for the year ended December 31, 2022 certain information with respect to the compensation of our non-employee directors:

NAME	FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS ($)(1)	TOTAL ($)
Current Non-Employee Directors
Minnie Baylor-Henry(2)	55,000	77,800	132,800
Thomas J. Dietz, Ph.D.(3)	72,500	77,800	150,300
Timothy R. Franson, M.D.(3)	57,500	77,800	135,300
Rolf K. Hoffmann(4)	50,000	77,800	127,800
Kristine Peterson(5)	60,000	77,800	137,800
Robert S. Radie(3)	62,500	77,800	140,300
Jeffery Stein, Ph.D.(3)	70,000	77,800	147,800
(1)The amounts reported represent the grant date fair value of the stock options and restricted stock unit, or RSU, awards granted to our non-employee directors during 2022 as computed in accordance with FASB ASC Topic 718. See Note 15, Stock-Based and Incentive Compensation, to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. Note that the amounts reported in these columns reflect the accounting cost for these grants, and do not correspond to the actual economic value that may be received by the directors from the exercise of the options or vesting of the RSU awards.
(2)As of December 31, 2022, Ms. Baylor-Henry had 12,800 stock options and 32,800 RSUs outstanding.
(3)As of December 31, 2022, Dr. Dietz, Dr. Franson, Mr. Radie and Dr. Stein each had 62,000 stock options and 20,000 RSUs outstanding.
(4)As of December 31, 2022, Mr. Hoffmann had 41,000 stock options and 20,000 RSUs outstanding.
(5)As of December 31, 2022, Ms. Peterson had 50,000 stock options and 20,000 RSUs outstanding.

2022 Policy
The Compensation Committee annually reviews the non-employee director compensation policy. In February 2022, the Board of Directors adopted a non-employee director compensation policy, effective January 1, 2022, or the 2022 Policy, that outlined the eligibility of non- employee directors to receive cash and equity compensation for service on our Board of Directors and committees of our Board.
Cash Compensation
During 2022, pursuant to the 2022 Policy, each non-employee director received an annual cash retainer of $45,000 for serving on our Board, and the chair and members of the three standing committees of Board were entitled to the following additional annual cash retainers:

BOARD COMMITTEE	CHAIRPERSON FEE ($)	MEMBER FEE ($)
Audit Committee	20,000	10,000
Compensation Committee	15,000	7,500
Nominating and Corporate Governance Committee	10,000	5,000
Equity Compensation
Under the 2022 Policy, each person who is initially appointed or elected to our Board is eligible to receive a grant of stock options to purchase 12,800 shares of our common stock, which will vest 1/36th of the shares subject to the option on a monthly basis, and a grant of 19,200 RSUs, which will vest in equal installments on each of the first three anniversaries of the grant date. In addition, under the 2022 Policy, for each subsequent year, each continuing non-employee director is eligible to receive an annual grant of 20,000 RSUs, which will cliff vest in full on the first anniversary of the grant date.
In February 2022, pursuant to the 2022 Policy, we granted each of Ms. Baylor-Henry, Dr. Dietz, Dr. Franson, Mr. Hoffmann, Ms. Peterson, Mr. Radie and Dr. Stein a RSU award of 20,000 shares of common stock. Each RSU award vested 100% on the first anniversary of the grant date.

2023 Policy
In December 2022, our Board adopted an updated non-employee director compensation policy, effective January 1, 2023, or the 2023 Policy, that outlines the eligibility of non-employee directors to receive cash and equity compensation for service on our Board and committees of our Board. The 2023 Policy is substantially similar to the 2022 Policy, except that each non-employee director will now receive an annual cash retainer of $50,000 and the Lead Independent Director will receive an additional cash retainer of $25,000.
Information About Our Executive Officers
The names and age of our executive officers of the Company and the principal occupations and business experience for each are set forth below as of March 31, 2023:

Name	Age	Position
Michael F. Bigham	65	Executive Chairman of the Board
Evan Loh, M.D.	64	Chief Executive Officer
Adam Woodrow	56	Chief Commercial Officer and President
Randall Brenner	50	Chief Development and Regulatory Officer
William M. Haskel	62	Chief Legal Officer, General Counsel and Corporate Secretary

Mr. Bigham’s biography is included above under the section titled “Information About Our Directors”.
Dr. Loh’s biography is included above under the section titled “Information About Our Directors”.
Mr. Woodrow has served as our President and Chief Commercial Officer since June 2019. Prior to that, Mr. Woodrow served as Vice President and Chief Commercial Officer from October 2014 to June 2019. From October 2009 until September 2014, Mr. Woodrow worked for Pfizer Inc. in various strategic and operational commercial roles. There, he had a worldwide responsibility for Global Strategic Marketing, New Business Development and Early Commercial Development for Pfizer Specialty Products. Mr. Woodrow’s portfolio included inflammation, anti-infectives, antifungals, hemophilia, endocrinology, neurology, and rare diseases. Mr. Woodrow’s early commercial work focused on inflammation, neuroscience, hematology, renal and rare diseases. Mr. Woodrow joined Pfizer from Wyeth, where he was Vice President and Global Business Manager for Enbrel. In his 10 years at Wyeth, Mr. Woodrow held senior marketing and sales positions in the United States and in his native United Kingdom. Prior to joining Wyeth, Mr. Woodrow held sales and marketing positions with Bayer Pharmaceuticals. In his career in the pharmaceutical industry, Mr. Woodrow has worked with several non-profit societies and organizations such as the Hemophilia Society, the Primary Immune Deficiency Society, the Prostate Cancer Support Association and has served on the board of the New York Chapter of the Arthritis Foundation. Mr. Woodrow received his B.S. in Industrial Chemistry with a specialization in Pharmaceutical Medicine from the University of Wales College of Cardiff.
Mr. Brenner has served as our Chief Development and Regulatory Officer since June 2019. Since 2015, Mr. Brenner has been part of the Executive team leading the regulatory, quality and manufacturing activities for NUZYRA’s development and approval. Prior to Paratek, Mr. Brenner was the Global Head of Regulatory Affairs at Shire Pharmaceuticals where he was responsible for all aspects of regulatory for a broad range of programs in multiple therapeutic areas and pharmaceutical technologies. Prior to that, Mr. Brenner was Head of Regulatory Affairs for the Emerging Markets and Established Products Business Units at Pfizer. In this role, he played an active part on the regional leadership teams and was responsible for the regulatory activities and staff leading the development, registration, launch, and life cycle of all of Pfizer’s innovative products outside the United States and European Union as well as the Established Products business in all regions. Prior to Pfizer, he spent 14 years at Wyeth Pharmaceuticals, where he held multiple senior regulatory positions. Mr.

Brenner received his B.S. in Chemistry at Muhlenberg College and Master of Science from Temple University School of Pharmacy.
Mr. Haskel has served as our Chief Legal Officer, General Counsel and Corporate Secretary since June 2020. Prior to that, Mr. Haskel served as our Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer from June 2015 to June 2020. From 2011 until March 2015, Mr. Haskel served as the Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary at Cambrex Corporation. Mr. Haskel was responsible for the global law function as well as overseeing Global Regulatory and Quality Affairs, and Environment, Health and Safety. Previously, Mr. Haskel enjoyed an 18-year career of progressive responsibilities at Wyeth, which was acquired by Pfizer in 2009. Mr. Haskel served as Vice President and Associate General Counsel-Corporate managing a group of 33 employees/19 lawyers across corporate and pharmaceutical divisions and led legal teams on complex multi-billion dollar global transactions. Mr. Haskel also served as Vice President, Global Administration where he led a newly formed global department charged with designing and executing global strategies to capture cost savings and business efficiencies. Mr. Haskel also served as Advisor for the Pfizer Transaction and was a leader of the integration of Wyeth into Pfizer. Earlier at Wyeth, Mr. Haskel was selected to be the Assistant Vice President, Planning; Assistant to the Chairman, President and Chief Executive Officer; and Secretary of Wyeth Management Committee. Earlier in his career, Mr. Haskel was a corporate associate at the law firms Hale & Dorr (now WilmerHale) in Boston, and Olwine, Connelly, Chase, O’Donnell & Weyher in New York City. He received his J.D. from George Washington University Law School; his B.A. from Franklin and Marshall College; and has bar admissions in New York State; Commonwealth of Massachusetts; and the United States District Court (District of Massachusetts).
Item 11.    Executive Compensation
This summary describes the compensation of (1) our Executive Chairman, Michael F. Bigham, (2) our Chief Executive Officer, Evan Loh, M.D., and (3) our President and Chief Commercial Officer, Adam Woodrow. We refer to these individuals in this proxy statement as, collectively, our named executive officers.
Our Compensation Committee is responsible for reviewing and approving the compensation of our named executive officers, including base salary, cash and equity incentive compensation levels, severance arrangements, change in control benefits and other forms of executive compensation. Our Compensation Committee is also responsible for evaluating the Company’s performance against its goals and making related executive compensation recommendations to our Board, assessing the performance of our named executive officers, and ensuring our compensation program is aligned with the compensation objectives and philosophy described below and competitive with the compensation programs of other companies in our industry that compete with us for talent.
Elements of Executive Compensation
Compensation Objectives and Philosophy
Our Compensation Committee believes that the most effective compensation program will promote performance consistent with the Company's strategy and goals, encourage progress toward achieving our mission, and reward value creation for our shareholders. Our compensation program is designed to:
■maintain a culture of “pay for performance”;
■attract and retain superior executive officers and other employees with the skills and values to contribute to our long-term success;
■ensure compensation reflects the contribution each executive officer makes towards our success;
■provide incentives that motivate and reward the achievement of both short- and long-term performance goals that drive future shareholder value; and
■align executives’ interests with those of shareholders by awarding a majority of overall compensation in the form of long-term incentives that vest over time and in certain instances based on the achievement of long-term performance criteria.
To achieve its objectives, our Compensation Committee evaluates our executive compensation program with the goal of setting target total compensation at levels that align with our mission, size and life stage. While we do not have a formal or informal policy for allocating between long-term and short-term compensation, between cash and non-cash compensation or among different forms of non-cash compensation, we generally strive to provide our executive officers with a balance of short-term and long-term incentives to encourage consistently strong performance, and we generally pay total cash compensation within the 45th to 70th percentile and equity incentive compensation generally within the 75th percentile, respectively, of our peer group, based on company and individual performance. To incentivize strong performance, as described in more detail under “Elements of Compensation— Annual Performance-Based Cash Incentives” and “Elements of Compensation— Equity Incentive Awards,” several key elements of our executive compensation are variable—annual cash incentive compensation, which is earned based on our Compensation Committee's assessment of annual performance, RSU awards subject to time-based vesting and PRSU awards subject to performance-based vesting.
Executive Compensation Best Practices

	WHAT WE DO	WHAT WE DON’T DO

✓	Design executive compensation to align pay with performance	O	No excessive perquisites
✓	Balance short- and long-term incentive compensation to incentivize achievement of short- and long-term goals	O	No single-trigger change in control benefits
✓	Retain an independent compensation consultant reporting directly to the Compensation Committee	O	No dividends or dividend equivalents on unearned equity awards
✓	Prohibit short sales, hedging, pledging or other inherently speculative transactions by our executives	O	No repricing of underwater stock options without prior shareholder approval
✓	Conduct competitive benchmarking to align executive compensation with the market
✓	Maintain clawback policy for executives and directors
✓	Maintain stock ownership guidelines for executives and directors
Executive Compensation Process
At least annually, our Compensation Committee reviews the Company’s compensation philosophy and reviews and approves corporate goals and objectives relating to the compensation of our Chief Executive Officer and our other officers, including our named executive officers. Our Compensation Committee evaluates the performance of our officers in light of these goals and objectives and determines and approves, or recommends to our Board for approval, the compensation levels of our officers’. As part of evaluating our executive officers' performance and determining their compensation, our Compensation Committee receives recommendations from our Chief Executive Officer (except with respect to his own compensation and performance and that of the Executive Chairman). Our Chief Executive Officer’s performance is evaluated directly by the Compensation Committee (in consultation with the Executive Chairman). Evaluations of our named executive officers are based on our overall corporate performance against annual goals that are approved by the Board at the beginning of each year, as discussed in more detail below. In 2022, in addition to considering performance against annual corporate goals, the Compensation Committee included outstanding achievements as part of the evaluation.
Annual base salaries for a given fiscal year, and annual performance-based cash and equity incentive awards for the prior fiscal year are generally determined in the first quarter of the fiscal year based on company and individual performance of the prior year, as well as other factors, including compensation trends in the biopharmaceutical industry and among our benchmark peers. We expect this general timing to continue in future fiscal years.
Role of Compensation Consultants
The Compensation Committee has the authority to retain, at our expense, one or more third-party compensation consultants to assist the Compensation Committee in performing its responsibilities and to terminate the services of the consultant if the Compensation Committee deems it appropriate. The Compensation Committee annually evaluates its engagement of compensation consultants and has retained Pearl Meyer as its independent compensation consultant. Pearl Meyer provides analysis and recommendations to the Compensation Committee regarding:
■group selection for executive compensation benchmarking;

■design of equity incentives, including market-based view of equity usage and mix and other environmental factors (e.g., proxy advisory views, tax and accounting, valuation and benchmarking approaches, etc.);
■the competitiveness of our Board compensation program; and
■the competitiveness of our executive compensation program.
Pearl Meyer participates in meetings of our Compensation Committee, including executive sessions in which executive compensation issues are discussed, when requested to do so. For fiscal 2022, Pearl Meyer advised the Compensation Committee on all principal aspects of our executive compensation, including the selection of our peer group for fiscal 2023, executive compensation arrangements of new hires and in providing a competitive assessment of our executive compensation program and non-employee director compensation policy.
Pearl Meyer meets with company management for purposes of gathering information for their analyses and recommendations. In February 2022, the Compensation Committee reviewed the independence of Pearl Meyer, taking into consideration relevant factors, including the absence of other services provided to the Company by Pearl Meyer, the amount of fees the Company paid to Pearl Meyer as a percentage of Pearl Meyer’s total revenue, the policies and procedures of Pearl Meyer that are designed to prevent conflicts of interest, any business or personal relationship of the individual compensation advisors employed by Pearl Meyer with an executive officer of the Company, any business or personal relationship Pearl Meyer or the individual compensation advisors employed by Pearl Meyer have with any member of the Compensation Committee, and any stock of the Company owned by the individual compensation advisors employed by Pearl Meyer.
The Compensation Committee assessed the independence of Pearl Meyer pursuant to requisite SEC rules and has determined, based on its analysis in light of all relevant factors, including those listed above, that the work of Pearl Meyer and the individual compensation advisors employed by Pearl Meyer as compensation consultants to the Compensation Committee have not created any conflicts of interest, and that Pearl Meyer is independent pursuant to the independence standards set forth in the Nasdaq listing standards promulgated pursuant to Section 10C of the Exchange Act.
The primary elements of our 2022 executive compensation program were:
(1) The target mix is based on an average of Mr. Bigham, Dr. Loh and Mr. Woodrow’s compensation elements. The long-term equity incentive compensation target mix reflects the grant date fair value of the time-based RSUs and grant date fair value of the PRSUs, assuming the highest level of performance was achieved.

In addition, we provide our executives with benefits that are available to all employees, including medical and dental insurance, life and disability insurance, medical and dependent care flexible spending accounts and a 401(k) plan.
Compensation Paid in 2022 and Grants for 2023
Base Salary
In February 2023, our Compensation Committee approved base salaries for fiscal 2023 and target fiscal 2023 annual cash incentives for our named executive officers. With respect to Mr. Bigham, Dr. Loh and Mr. Woodrow, the Compensation Committee reviewed and approved their performance for the year ended December 31, 2022, which we refer to as fiscal 2022.

Annual Cash Incentive Compensation
We have designed our annual performance-based cash incentive program to emphasize pay-for-performance and to reward our executive officers for the achievement of our performance during the preceding year guided by specified annual corporate goals. Historically, each named executive officer has been eligible, at our Board’s discretion, to receive an annual performance-based cash incentive, which we also refer to as an annual cash incentive, in an amount corresponding to a percentage of his or her base salary. The amount of the annual cash incentive for each named executive officer is determined upon the recommendation of our Compensation Committee. In making such determinations and recommendations, the Compensation Committee examined the performance against specific corporate goals, as well as unanticipated outstanding achievements by us in the preceding year.

Our Compensation Committee has targeted annual cash incentive levels for our named executive officers at the 50th percentile for “meets target” company performance and may at its discretion pay out above target for outstanding performance. Our Compensation Committee has authority to adjust a named executive officer’s ultimate payment amount in connection with its annual review of each executive officer’s performance.

Given the nature of our business, the determination of annual incentives for our executives has been tied to achieving our financial targets, advancing our commercial and development stage products and accomplishing operational goals. Each executive officer has a target cash incentive amount that is set as a percentage of his or her base salary, which is also based, in part, on peer group benchmarks. The amount of the cash incentives awarded by the Compensation Committee to our named executive officers each year is based on the achievement of performance and corporate goals set by the Compensation Committee in advance, which are designed to capture the important operational and financial aspects of the organization. In 2022, in addition to considering performance against annual corporate goals, the Compensation Committee included outstanding achievements as part of the evaluation.

The Compensation Committee determined achievement of 81% out of a target 100% of corporate goals, and achievement of 30% out of a total of 45% for stated stretch goals. The Compensation Committee also awarded an additional 10% in the aggregate for outstanding achievements, ultimately exercising discretion to payout a maximum payout of 120%.

Our Compensation Committee approved the 2022 corporate goals, including stretch goals and additional achievements, as follows:

OUR GOALS	OUR METRICS		OUR PERFORMANCE

		■Achieve (+/-) NUZYRA net core commercial product sales of $105M ■Maintain a Board- approved cash nadir amount of > $50M as of December 31, 2022	■Partially achieved ■Not achieved

■Achieve top-line data in a pilot efficacy anthrax study in rabbits or non-human primates
■Complete (+/-) 50% enrollment of NTM Phase 2b study
■Conduct activities ethically and in compliance in all material respects with the company’s policies and code of business conduct
■Successfully achieved ■Partially achieved ■Successfully achieved

		■Receive FDA approval for U.S. supply of commercial oral tablet	■Successfully achieved

		■Create opportunity to transact a term sheet for a NUZYRA NTM ex-U.S. partnership	■Successfully achieved

■BARDA acceptance of Procurement #2 by end of 2022
■Omadacycline included in on-label local, regional or national treatment guidelines
■Obtain additional government contract/ purchase for NUZYRA beyond BARDA Project BioShield
■Generate additional in vitro and/or in vivo data on pathogens of interest to support further discussion with BARDA/WRAIR/NIH
■Create opportunity to transact a term sheet for US partnership for community expansion
■Successfully achieved ■Successfully achieved ■Not achieved ■Successfully achieved ■Not achieved

	■	Prepared and submitted briefing packages for four PMDA meetings
	■	Developed draft global protocol synopsis supporting ex-U.S. licensing of NUZYRA
	■	Extensive business development efforts, including efforts relating to ex-U.S. licensing of NUZYRA
	■	Tablet conversion cost savings of 60% through onshoring manufacturing
	■	Crude process improvements and related cost savings
	■	Accelerated production of API engineering batch and Clinical data programming for post-marketing required study to BARDA contract service and grant revenue

Our 2022 goals were assigned the following percentages:
1.Financial goals: 60%
2.Operational goals: 25%
3.Product goal: 5%
4.Growth goal: 10%
5.Stretch goals: 45%
The Compensation Committee reviewed the Company’s performance in 2022 against the corporate goals and considered stretch goals as well as outstanding achievements above and beyond the corporate goals. The Compensation Committee determined a combined achievement of 120%, and exercised its discretion to award a target of 120%, based on the following:
1.Financial goals: Achievement of 42.5% out of our target of 60%.
a.We earned $98.3M in net U.S. core commercial sales of NUZYRA, which did not meet the Board approved target.
b.We did not achieve the target for maintaining a cash nadir of at least the Board-approved amount as of December 31, 2022.
2.Operational goals: Achievement of 23.3% out of our target of 30%.
a.The full 10% target was achieved reporting top-line data in a pilot efficacy anthrax study in rabbits or non-human primates.
b.We achieved 3.3% out of a 5% target for completing approximately 33% enrollment of NTM phase 2b study.
c.The full 10% target was achieved for continually operating in a compliant and ethical manner regarding company policies and code of conduct.
3.Product goal: Achievement of 5% out of our target of 5%.
a.The full 5% target was achieved for receiving FDA approval for U.S. supply of commercial oral tablets of NUZYRA.
4.Growth goal: Achievement of 10% out of our target of 10%.
a.The full 10% target was achieved for creating opportunity to transact a term sheet for a NUZYRA NTM ex-U.S. partnership.
5.Stretch goals: Achievement of 30% out of our target of 45%.
a.The full 15% target was achieved for acceptance of the second NUZYRA procurement by BARDA before the end of 2022.
b.The full 10% target was achieved for inclusion of omadacycline in certain on-label local treatment guidelines.
c.The full 5% target was achieved for generating additional in vitro and/or in vivo data on pathogens of interest to support further BARDA discussions.
d.We did not achieve the 5% target for obtaining additional Government contract/ purchase for NUZYRA beyond Project BioShield
e.We did not achieve the target for creating an opportunity to transact a term sheet for a U.S. partnership for community expansion in 2022.

Increases to Base Salary and Incentive Target Percentage for 2022

NAME	2022 BASE SALARY ($)	BASE SALARY INCREASE FROM 2021 (%)	2022 ANNUAL INCENTIVE TARGET % OF BASE SALARY
Evan Loh, M.D.	650,000	8.30	60.0
Michael F. Bigham	540,000	3.85	60.0
Adam Woodrow	485,000	5.41	45.0
Long-Term Equity Awards
In February 2022, the Compensation Committee approved fiscal 2022 annual equity awards for the named executive officers. These recommendations were approved by the Board in February 2022 in the amounts set forth in the Summary Compensation Table, which corresponded generally to the 75th percentile of our peer group with respect to equity incentive compensation. For each named executive officer's fiscal 2022 annual equity awards, 55% of each named executive officer's award was in the form of performance-based restricted stock unit, or PRSU, awards and the other 45% was in the form of time-based RSU awards. The aggregate number of RSU awards and PRSU awards granted to each named executive officer was based on the named executive officer's existing equity incentive holdings, level of responsibility within our company, equity ownership in relation to the peer group benchmark, and the Compensation Committee's subjective assessment of the named executive officer's individual performance and our overall company performance, in each case without reference to any specific metric.
The RSU awards approved in February 2022 are eligible to vest as follows: 1/3 vested on December 10, 2022, or the Initial Vesting Date, with an additional 1/3 of the RSU awards vesting on each anniversary of the Initial Vesting Date thereafter until fully vested.
The PRSU awards approved in February 2022 are eligible to vest upon achievement of the following milestones: (i) 35/55 on achievement of Net NUZYRA Core Commercial Revenues CY 2022 equal to or greater than $105 million, and (ii) 10/55 on achievement of BARDA acceptance of Second Procurement, (iii) 10/55 on achievement of an ex-U.S. partnership for NTM by December 31, 2024.

Revenue Performance Incentive Plan
On October 4, 2018, the Company adopted the Revenue Performance Incentive Plan, or the Plan, to grant performance-based cash incentive awards to key employees and consultants of the Company. The Plan provides for an incentive pool of up to $50 million, plus accrued interest during the period between the awards’ vesting date and payment dates. As of December 31, 2020, the following percentages of the incentive pool were allocated to the named executive officers: (i) 25% to Mr. Bigham, (ii) 25% to Dr. Loh, and (iii) 14% to Mr. Woodrow.
The incentive pool is divided into two equal tranches with the first tranche being achieved upon the Company’s achievement of cumulative net product revenues over $300 million by December 31, 2025, or Tranche 1, and the second tranche being achieved upon the Company’s achievement of cumulative product revenues over $600 million by December 31, 2026, or Tranche 2. Participants vest annually in each tranche of their awards in four equal installments on December 31, 2019, December 31, 2020, December 31, 2021, and December 31, 2022, subject to their continued employment with the Company through the applicable vesting date. If a participant’s employment terminates prior to December 31, 2022 due to death or disability, the participant will automatically vest in an additional 25% of each tranche of his or her award. Upon the achievement of a Tranche 1 or Tranche 2 milestone (but not a deemed achievement in connection with a change of control), each participant who has remained in continuous employment with the Company through December 31, 2022 will be 100% vested in the applicable tranche. In the event of a change of control of the Company prior to December 31, 2026, participants whose employment has terminated prior to such date will be eligible for payouts under the Plan based on the then-vested portion of their awards, and participants who have remained employed through the change of control will be deemed to have time-vested in full in each tranche of their awards.

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
Summary Compensation Table
The following table shows for the years ended December 31, 2022, 2021 and 2020, compensation awarded to or paid to, or earned by, our named executive officers.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)(1)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)(2)	ALL OTHER COMPENSATION ($)(3)	ALL OTHER COMPENSATION ($)(3)

Evan Loh, M.D.
Chief Executive Officer	2022	650,000	—	900,900 (4)	468,000	23,611	2,042,511
	2021	600,125	—	2,539,350 (7)	450,094	22,921	3,612,490
	2020	575,000	—	505,440 (8)	431,250	22,921	1,534,611
Michael F. Bigham
Executive Chairman of the Board	2022	540,000	—	772,200 (5)	388,800	25,592	1,726,592
	2021	520,000	—	2,351,250 (9)	390,000	24,703	3,285,953
	2020	500,000	—	473,850 (10)	375,000	24,703	1,373,553
Adam Woodrow
President and Chief Commercial
Officer	2022	485,000	—	386,100 (6)	261,900	16,609	1,149,609
	2021	460,130	—	1,485,990 (11)	258,823	16,552	2,221,495
	2020	445,000	—	236,925 (12)	250,313	16,552	948,790
(1)Amounts shown in this column do not reflect dollar amounts actually received by our named executive officers in any applicable year. Instead, these amounts reflect the aggregate grant date fair value of each RSU award or PRSU award computed in accordance with the provisions of FASB ASC Topic 718 (using the closing price of our common stock on the date of grant). Assumptions used in the calculation of these amounts are included in the footnotes to our financial statements included in our Annual Report on Form 10-K for the applicable fiscal year.
(2)Amounts shown in this column reflect the dollar value of annual cash bonus awards earned by our named executive officers based on the achievement of certain pre- established corporate goals plus additional amounts for outstanding achievements.
(3)Amounts shown in 2022 include the following contributions made by the Company toward the named executive officers’ insurance premiums and the Company’s 401(k) plan:

	LTD PREMIUM	SUPPLEMENTAL	LIFE INS PREMIUM	401K MATCH	TOTAL
Michael Bigham	575	3,728	9,089	12,200	25,592
Evan Loh	575	3,321	7,515	12,200	23,611
Adam Woodrow	575	N/A	3,834	12,200	16,609
(4)Amount reflects the grant date fair value of the time-based RSU award granted to Dr. Loh in 2022 of $737,100 as well as certain performance-vesting conditions on Dr. Loh’s PRSU award deemed probable to be achieved as of the grant date of $163,800. The grant date fair value of Dr. Loh’s PRSU award, assuming the highest level of performance was achieved, would be $900,900.
(5)Amount reflects the grant date fair value of the time-based RSU award granted to Mr. Bigham in 2022 of $631,800 as well as certain performance-vesting conditions on Mr. Bigham’s PRSU award deemed probable to be achieved as of the grant date of $140,400. The grant date fair value of Mr. Bigham’s PRSU award, assuming the highest level of performance was achieved, would be $772,200.

(6)Amount reflects the grant date fair value of the time-based RSU award granted to Mr. Woodrow in 2022 of $315,900 as well as certain performance-vesting conditions on Mr. Woodrow PRSU award deemed probable to be achieved as of the grant date of $70,200. The grant date fair value of Mr. Woodrow’s PRSU award, assuming the highest level of performance was achieved, would be $386,100.
(7)Amount reflects the grant date fair value of the time-based RSU award granted to Dr. Loh in 2021 of $2,077,650 as well as certain performance-vesting conditions on Dr. Loh’s PRSU award deemed probable to be achieved as of the grant date of $461,700. The grant date fair value of Dr. Loh’s PRSU award, assuming the highest level of performance was achieved, would be $2,539,350.
(8)Amount reflects the grant date fair value of the time-based RSU award granted to Dr. Loh in 2020 of $505,400. Because, as of the grant date, it was not deemed probable that the performance-vesting conditions on Dr. Loh’s PRSU award would be achieved, no value is shown in the table above for the PRSU award. The grant date fair value of Dr. Loh’s PRSU award, assuming the highest level of performance was achieved, would be $1,179,360.
(9)Amount reflects the grant date fair value of the time-based RSU award granted to Mr. Bigham in 2021 of $1,923,750 as well as certain performance-vesting conditions on Mr. Bigham’s PRSU award deemed probable to be achieved as of the grant date of $427,500. The grant date fair value of Mr. Bigham’s PRSU award, assuming the highest level of performance was achieved, would be $2,351,250.
(10)Amount reflects the grant date fair value of the time-based RSU award granted to Mr. Bigham in 2020 of $473,850. Because, as of the grant date, it was not deemed probable that the performance-vesting conditions on Mr. Bigham’s PRSU award would be achieved, no value is shown in the table above for the PRSU award. The grant date fair value of Mr. Bigham’s PRSU award, assuming the highest level of performance was achieved, would be $1,105,650.
(11)Amount reflects the grant date fair value of the time-based RSU award granted to Mr. Woodrow in 2021 of $1,215,810 as well as certain performance-vesting conditions on Mr. Woodrow’s PRSU award deemed probable to be achieved as of the grant date of $270,180. The grant date fair value of Mr. Woodrow’s PRSU award, assuming the highest level of performance was achieved, would be $1,485,990.
(12)Amount reflects the grant date fair value of the time-based RSU award granted to Mr. Woodrow in 2020 of $236,925. Because, as of the grant date, it was not deemed probable that the performance-vesting conditions on Mr. Woodrow’s PRSU award would be achieved, no value is shown in the table above for the PRSU award. The grant date fair value of Mr. Woodrow’s PRSU award, assuming the highest level of performance was achieved, would be $552,825.

Grants of Plan-Based Awards Table
Because we are a smaller reporting company, we are not required to include the following table. However, we believe it is a helpful format for presenting grants of plan-based awards to our named executive officers during the fiscal year ended December 31, 2022.

NAME AND PRINCIPAL POSITION	GRANT DATE	FUTURE PAYOUTS UNDER CASH INCENTIVE COMPENSATION PLAN TARGET ($)(1)	ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS (#)	NUMBER OF SHARES OR UNITS OF STOCK THAT VESTED IN 2022 (#)	GRANT DATE FAIR VALUE OF STOCK AWARDS ($)(2)
Evan Loh, M.D.	—	468,000	—	—	—
	3/15/2022	—	157,500	78,750	737,100
	3/15/2022	—	—	52,500	163,800
Michael F. Bigham	—	388,800	—		—
	3/15/2022	—	135,000	67,500	631,800
	3/15/2022	—	—	45,000	140,400
Adam Woodrow	—	261,900	—	—	—
	3/15/2022	—	67,500	33,750	315,900
	3/15/2022	—	—	22,500	70,200
(1)Reflects the value of the bonus earned under our annual cash bonus program attributable to 2022 performance paid in 2023. In 2022, the Compensation Committee determined to pay out 2022 bonuses at 120% of target, the maximum payout amount.
(2)Reflects the grant date fair value of RSU awards and certain performance-vesting conditions award deemed probable to be achieved as of the grant date calculated in accordance with FASB ASC Topic 718. The grant date fair value of Dr. Loh, Mr. Bigham and Mr. Woodrow’s PRSU awards, assuming the highest level of performance was achieved, would be $900,900, $772,200, and $386,100, respectively. The following table provides the vesting schedules for grants of equity incentive plan-based awards to our named executive officers in 2022:

	FY22 NET PRODUCT REVENUES >$105M	SECOND PROCUREMENT ACCEPTANCE	EX-U.S. PARTNERSHIP FOR NTM.	TOTAL PRSUs	ANNUAL RSU VESTING: 2022 GRANTS(2)			TOTAL RSUs

Vesting Date	Upon achievement(1)	Upon achievement(1)	Upon achievement(1)		2022	2023	2024
Evan Loh	183,750	52,500	52,500	288,750	78,750	78,750	78,750	236,250
Michael F. Bigham	157,500	45,000	45,000	247,500	67,500	67,500	67,500	202,500
Adam Woodrow	78,750	22,500	22,500	123,750	33,750	33,750	33,750	101,250
(1)PRSUs shall become both earned and time-vested as follows: (i) 35/55 on achievement of fiscal year 2022 net product revenue of greater than $105 million, (ii) 10/55 shall be earned on achievement of BARDA’S purchase of the second NUZYRA procurement, and (iii) 10/55 shall be earned on achievement of an ex-U.S. partnership for NTM by December 31, 2024. RSU awards time-vest as follows: 1/3 vested on December 10, 2022, or the Initial Vesting Date, with an additional 1/3 of the RSU awards vesting on each anniversary of the Initial Vesting Date thereafter until fully vested.

Outstanding Equity Awards at Fiscal Year-End
The following table shows certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2022.

		OPTION AWARDS				STOCK AWARDS
NAME		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)

Evan Loh, M.D.	(1)	—	—	—	—	157,500	491,400	—	—
	(2)	—	—	—	—	—	—	236,250	737,100
	(3)	—	—	—	—	—	—	91,637	321,646
	(4)	—	—	—	—	101,250	692,550	—	—
	(5)	—	—	—	—	—	—	371,250	2,539,350
Michael F. Bigham	(1)	—	—	—	—	135,000	421,200	—	—
	(2)	—	—	—	—	—	—	202,500	631,800
	(4)	—	—	—	—	93,750	641,250	—	—
	(5)	—	—	—	—	—	—	343,750	2,351,250
	(6)	—	—	—	—	—	—	85,909	301,541
Adam Woodrow	(1)	—	—	—	—	67,500	210,600	—	—
	(2)	—	—	—	—	—	—	101,250	315,900
	(3)	—	—	—	—	—	—	42,954	150,769
	(4)	—	—	—	—	59,250	405,270	—	—
	(5)	—	—	—	—	—	—	217,250	1,485,990
(1)This RSU was awarded in March 2022 under the 2015 Plan, with a grant date fair value of $3.12 per share, and vests as follows: 1/3 vested on December 10, 2022, or the Initial Vesting Date, with an additional 1/3 of the RSUs vesting on each anniversary of the Initial Vesting Date thereafter until fully vested. Notwithstanding the foregoing, all unvested shares subject to the award shall vest upon a termination without cause or a resignation for good reason, in each case in connection with a change of control.
(2) This PRSU was awarded in March 2022 under the 2015 Plan, with a grant date fair value of $3.12 per share, and shall become both earned and time-vested as follows: (i) 35/55 shall be earned on achievement of Net NUZYRA Core Commercial Revenues CY 2022 equal to or greater than $105 million, [which was not achieved and is no longer outstanding] 10/55 shall be earned on achievement of BARDA Acceptance of a Second Procurement, which occurred in December 2022, and (iii) 10/55 shall be earned on achievement of an ex-U.S. partnership for NTM by December 31, 2024. Notwithstanding the foregoing, all unvested shares subject to the award shall vest upon a termination without cause, a resignation for good reason, or a change of control.
(3)This PRSU was awarded in February 2020 under the 2015 Plan, with a grant date fair value of $3.51 per share and shall become both earned and time-vested as follows: (i) 25/55 on achievement of cumulative net product revenue of greater than $200 million, which occurred in June 2022, (ii) 15/55 on achievement of Data Lock on the CABP PMR study, and (iii) 15/55 on achievement of the oral only CABP indication for NUZYRA granted by the FDA, which occurred in May 2021. Notwithstanding the foregoing, all unvested shares subject to the award shall vest upon a termination without cause or a resignation for good reason, in each case in connection with a change of control.
(4) This RSU was awarded in March 2021 under the 2015 Plan, with a grant date fair value of $6.84 per share, and vests as follows: 1/3 vested on December 10, 2021, or the Initial Vesting Date, with an additional 1/3 of the RSUs vesting on each anniversary of the Initial Vesting Date thereafter until fully vested. Notwithstanding the foregoing, all unvested shares subject to the award shall vest upon a termination without cause or a resignation for good reason, in each case in connection with a change of control.
(5)This PRSU was awarded in March 2021 under the 2015 Plan, with a grant date fair value of $6.84 per share, and shall become both earned and time-vested as follows: (i) 25/55 shall be earned on achievement of cumulative net product revenue of greater than $325 million (ii) 10/55 shall be earned on achievement of secure rights to a second product (which shall include a license, co-promote or purchase), (iii) 10/55 shall be earned and vest on achievement upon on-shoring API registration batch reports completion, and (iv) 10/55 upon achievement of data lock: Phase 2b NTM study. Notwithstanding the foregoing, all unvested shares subject to the award shall vest upon a termination without cause, a resignation for good reason, or a change of control.
(6)This PRSU was awarded in February 2020 under the 2015 Plan, with a grant date fair value of $3.51 per share, and shall become both earned and time-vested as follows: (i) 25/55 on achievement of cumulative net product revenue of greater than $200 million, which occurred in June 2022, (ii) 15/55 on achievement of Data Lock on the CABP PMR study, and (iii) 15/55 on achievement of the oral only CABP indication for NUZYRA granted by the FDA which occurred in May 2021. Notwithstanding the foregoing, all unvested shares subject to the award shall vest upon a termination without cause, a resignation for good reason, or a change of control.

Potential Payments Upon A Termination of Employment or Change of Control
Employment Agreements and Equity Awards(6)

	TERMINATION OF EMPLOYMENT WITHOUT CAUSE/FOR GOOD REASON AND CHANGE OF CONTROL(1)					TERMINATION OF EMPLOYMENT WITHOUT CAUSE/FOR GOOD REASON AND NO CHANGE OF CONTROL(2)
	PRO-RATA BONUS(3)	SALARY CONTINUATION	MEDICAL BENEFITS CONTINUATION	ACCELERATED REVENUE PERFORMANCE INCENTIVE PLAN(4)	ACCELERATED VESTING OF EQUITY AWARDS(5)	PRO-RATA BONUS(3)	SALARY CONTINUATION	MEDICAL BENEFITS CONTINUATION	ACCELERATED REVENUE PERFORMANCE INCENTIVE PLAN(4)	ACCELERATED VESTING OF EQUITY AWARDS(5)

Evan Loh, M.D.	468,000	650,000	17,576	5,000,000	1,447,636	468,000	650,000	17,576	—	—
Michael F. Bigham	388,800	540,000	20,651	5,000,000	1,315,375	388,800	540,000	20,651	—	1,315,375
Adam Woodrow	261,900	485,000	25,045	2,800,000	765,679	261,900	485,000	25,045	—	—
(1)Represents severance amounts payable to each named executive officer under the terms of the executives’ employment agreements described below and their equity award agreements upon a termination of employment by the Company without cause or by the executive for good reason in connection with a change of control of the Company on December 31, 2022.
(2)Represents amounts payable under the terms of the executives’ employment agreements and their equity award agreements upon a termination of employment by the Company without cause or by the executive for good reason not in connection with a change of control of the Company.
(3)Bonus amounts assume no bonuses with respect to fiscal 2022 have been paid to the executives as of December 31, 2022 and that all fiscal 2021 bonus amounts have been paid as of such date, in each case, as would be consistent with Paratek’s historical practice.
(4)Represents amounts payable under the terms of the Revenue Performance Incentive Plan upon a change of control as described below.
(5)With respect to RSU awards and PRSU awards, the value is calculated by multiplying the number of unvested RSU awards and PRSU awards that are eligible to vest by $1.87, the closing price of our common stock on the Nasdaq Global Market on December 31, 2022.
(6)The table does not show any payments that may be payable to the executives in connection with any parachute payments under Section 280G of the Internal Revenue Code of 1986, as amended.

Revenue Performance Incentive Plan
Under the Revenue Performance Incentive Plan, if a change of control occurs prior to December 31, 2026, and the Tranche 1 milestone was not achieved prior to the change of control, the Tranche 1 milestone will be deemed to be achieved at a percentage equal to the greater of (1) 50% and (2) the cumulative product revenues as of the change of control, divided by $300 million. If a change of control occurs prior to December 31, 2026, and the Tranche 2 milestone was not achieved prior to the change of control, the Tranche 2 milestone will be deemed to be achieved at a percentage equal to the greater of (1) 30% and (2) the cumulative product revenues as of the change of control, divided by $600 million. A participant’s payout in respect of each tranche of his or her award in a change of control will equal (1) the participant’s then-vested percentage of such tranche, multiplied by (2) the percentage of that tranche’s milestone that has been achieved or is deemed to have been achieved, multiplied by (3) $25 million, multiplied by (4) the participant’s individual percentage allocation of the incentive pool.
If a change of control occurs prior to the achievement of the Tranche 2 milestone, the award will remain outstanding and the remaining unpaid portion of the incentive pool applicable to the Tranche 2 milestone, will be paid following the achievement of such milestone at the time or times the bonuses would otherwise be paid out. Any successor in interest to the Company upon or following a change of control will be required to assume all obligations under the Plan.
Employment and Severance Agreements
We have employment agreements with each of our current named executive officers. The agreements generally provide for at-will employment and set forth the executive officer’s initial base salary, annual performance bonus opportunity, initial equity grant amount and eligibility for employee benefits. In addition, each of our named executive officers has executed a form of our standard confidential information and invention assignment agreement. The key terms of the offer letters are described below; however, the fiscal 2022 base salary and bonus opportunity for each named executive officer can be found above under “Elements of Executive Compensation.” A “qualifying termination” for the purposes of the employment agreements is defined as a termination of the executive officer by us without cause, other than as a result of the executive officer’s death or disability, or the resignation of the executive officer’s employment with us with good reason.
Michael F. Bigham
In June 2014, Paratek Pharmaceuticals, Inc. (prior to its merger with Transcept Pharmaceuticals, Inc.) entered into an offer letter agreement, or the Bigham Agreement, with Mr. Bigham, pursuant to which he commenced employment on an at-will basis as our Chief Executive Officer. Upon termination of Mr. Bigham’s employment for any reason other than by Paratek without cause or by him with good reason, he will be paid all accrued but unpaid base salary, any earned but unpaid bonus, reimbursement for business expenses incurred but not yet paid and all accrued but unused vacation. Notwithstanding the foregoing sentence, Mr. Bigham’s unvested options and other equity awards will become fully vested if his employment is terminated by Paratek without cause or by him for good reason or if a change of control occurs and the Company elects to accelerate vesting of any other employees’ or directors’ awards, provided, in each case, that any equity awards subject to performance-based vesting conditions will be deemed to have been achieved at target. Upon termination of Mr. Bigham’s employment at any time by Paratek without cause or by him with good reason, he will receive all accrued but unpaid base salary, any earned but unpaid bonus, reimbursement for business expenses incurred but not yet paid and all accrued but unused vacation. In addition, subject to Mr. Bigham’s execution of a general release and waiver of claims in favor of Paratek and our affiliates, he will be eligible to receive cash severance equal to twelve months of his annual base salary, a prorated portion of the performance bonus he would have earned for the year in which his employment terminates and twelve months of continued health care insurance coverage.
The Bigham Agreement was amended in August 2017 to provide that if any payments or benefits Mr. Bigham receives constitute “excess parachute payments” under Section 280G of the Code, he will be entitled to a full reimbursement by the company of all associated taxes that arise.
The Bigham Agreement was further amended effective July 1, 2019 to reflect his transition from the role of Chief Executive Officer, his appointment as Executive Chairman, and adjustments to his salary and bonus target. Mr. Bigham receives an annual base salary and an annual discretionary bonus target, which was 60% of his annual base salary as of December 31, 2022.
Evan Loh, M.D.
In September 2014, Paratek Pharmaceuticals, Inc. (prior to its merger with Transcept Pharmaceuticals, Inc.) entered into an offer letter agreement, or the Loh Agreement, with Dr. Loh, pursuant to which he commenced employment on an at-will basis as our President and Chief Medical Officer. Pursuant to the terms of the Loh Agreement, Dr. Loh receives an annual base salary and provides for an annual discretionary bonus target which was 60% of his annual base salary as of December 31, 2022.
The Loh Agreement was further amended and restated in June 2017 to provide severance benefits consistent with those of other executive officers. Upon termination of Dr. Loh’s employment for any reason other than by Paratek without cause or by him with good reason, he will be paid all accrued but unpaid base salary, any earned but unpaid bonus, reimbursement for business expenses incurred but not yet paid and all accrued but unused vacation, and Dr. Loh’s options will terminate, as to all unvested shares, as of his termination date. Upon termination of Dr. Loh’s employment at any time by Paratek without cause or by him with good reason, he will receive all accrued but unpaid base salary, any earned but unpaid bonus, reimbursement for business expenses incurred but not yet paid and all accrued but unused vacation. In addition, subject to Dr. Loh’s execution of a general release and waiver of claims in favor of Paratek and our affiliates, he will be eligible to receive cash severance equal to twelve months of his annual base salary, a prorated portion of the performance bonus he would have earned for the year in which his employment terminates and twelve months of continued health care insurance coverage.
The Loh Agreement was amended in August 2017 to provide that if any payments or benefits Dr. Loh receives constitute “excess parachute payments” under Section 280G of the Code, he will be entitled to a full reimbursement by the company of all associated taxes that arise.
The Loh Agreement was further amended effective July 1, 2019 to reflect Dr. Loh’s election to Chief Executive Officer of the Company and adjustments made to his salary and bonus target.
Adam Woodrow
In October 2014, Paratek Pharmaceuticals, Inc. entered into an offer letter agreement with Adam Woodrow, pursuant to which he commenced employment on an at-will basis as our Chief Commercial Officer. Pursuant to the terms of the Woodrow agreement, Mr. Woodrow receives an annual base salary and provides for an annual discretionary bonus target which was 45% at December 31, 2022.
The Woodrow Agreement was amended in August 2017 to provide that if any payments or benefits Mr. Woodrow receives constitute “excess parachute payments” under Section 280G of the Code, he will be entitled to a reimbursement by the company of all associated taxes that arise, subject to a cap of $2.5 million through March 31, 2020 and a cap of $1.5 million thereafter.

The Woodrow Agreement was further amended effective July 1, 2019 to reflect Mr. Woodrow’s election to President and Chief Commercial Officer of the Company and adjustments made to his salary and bonus target.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2023 by:
■each of the named executive officers included in the Summary Compensation Table;
■each director and nominee for director; and
■all executive officers and directors of Paratek as a group.
The number of shares owned, total shares beneficially owned and the percentage of common stock beneficially owned below is based on total of 57,282,239 shares of Paratek’s common stock outstanding as of March 31, 2023.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 31, 2023, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
We believe that the shareholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such shareholders.
Unless otherwise indicated in the footnotes, the address for each shareholder listed is: c/o Paratek Pharmaceuticals, Inc., 75 Park Plaza, 3rd Floor, Boston, Massachusetts 02116.

	SHARES OWNED DIRECTLY OR BENEFICIALLY	STOCK OPTIONS THAT HAVE VESTED AND WILL VEST WITHIN 60 DAYS	RSUs THAT HAVE VESTED AND WILL VEST WITHIN 60 DAYS	TOTAL SHARES BENEFICIALLY OWNED(1)	PERCENTAGE OWNED
Named Executive Officers and Directors
Michael F. Bigham	546,517	388,769	—	935,286	1.76%
Evan Loh, M.D.	1,149,534	157,914	—	1,307,488	2.46%
Adam Woodrow	563,579	—	—	563,579	*
Timothy R. Franson, M.D.	59,000	62,000	—	121,000	*
Jeffrey Stein, Ph.D.	55,625	62,000	—	117,625	*
Robert S. Radie	52,250	62,000	—	114,250	*
Thomas J. Dietz, Ph.D.	50,000	62,000	—	112,000	*
Kristine Peterson	59,000	50,000	—	109,000	*
Rolf K. Hoffmann	64,000	41,000	—	105,000	*
Minnie Baylor-Henry	39,200	3,911	—	43,111
All executive officers and directors as a group	3,367,394	889,594	—	4,256,988	8.0%
* Represents beneficial ownership of less than 1% of the shares of common stock, if applicable.
(1) This table is based upon information provided to us by our executive officers and directors.

Beneficial Ownership of Common Stock by Principal Shareholders
The following table sets forth the ownership by each principal shareholder who owned of record or was known by the Company to own beneficially more than 5% of our common stock as of March 31, 2023.

	NUMBER OF SHARES BENEFICIALLY OWNED(1)	PERCENTAGE OWNED
5% Shareholders
Entities Affiliated with NexPoint Advisors, L.P.(2)	6,692,447	11.69%

(1)This table is based upon information about principal shareholders known to us based on Schedules 13G and 13D filed with the SEC and otherwise available.
(2)Based upon information provided by NexPoint Real Estate Opportunities, LLC, Drugcrafters, LP, NexPoint Climate Tech Fund, NexPoint Event Driven Fund, Highland Global Allocation Fund, NexPoint Asset Management, L.P., NexPoint Advisors, L.P., The Dugaboy Investment Trust, Nancy Marie Dondero and James D. Dondero in a Schedule 13D filed on March 30, 2023. NexPoint Real Estate Opportunities, LLC has shared voting and dispositive power over 50,000 shares. Drugcrafters, LP has shared voting and dispositive power over 1,307,617 shares. NexPoint Climate Tech Fund has shared voting and dispositive power over 64,770 shares. NexPoint Event Driven Fund has shared voting and dispositive power over 225,000 shares. Highland Global Allocation Fund has shared voting and dispositive power over 2,156,000 shares. NexPoint Asset Management, L.P. has shared voting and dispositive power over 2,445,770 shares. NexPoint Advisors, L.P. has shared voting and dispositive power over 50,000 shares. The Dugaboy Investment Trust has shared voting and dispositive power over 2,889,060 shares. Ms. Dondero has shared voting and dispositive power over 2,889,060 shares. Mr. Dondero has shared voting and dispositive power over 6,692,447 shares. Mr. Dondero and Ms. Dondero are United States citizens. NexPoint Real Estate Opportunities, LLC, Drugcrafters, LP, NexPoint Event Driven Fund, NexPoint Asset Management, L.P. and NexPoint Advisors, L.P. are Delaware entities. NexPoint Climate Tech Fund and Highland Global Allocation Fund are Massachusetts entities. The address of the principal office for all of the foregoing, except Ms. Dondero, is 300 Crescent Court, Suite 700, Dallas, Texas 75201. The address and principal office of Ms. Dondero is 1010 Crescent Beach Road, Vero Breach, Florida 32963.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders (1)	5,613,954 (2)	$ 2.26 (3)	1,878,147 (4)
Equity compensation plans not approved by stockholders	939,602 (5)	$ 4.92 (6)	1,104,339 (7)
Total	6,553,556	$ 2.64	2,982,486
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
We have not had any transactions occurring since January 1, 2022, nor any currently proposed transactions to which we were or are a party and in which:
■The amounts involved exceeded or will exceed $120,000; and
■A director (or nominee for director), executive officer, holder of more than 5% of our outstanding capital stock, or any member of such persons' immediate family had or will have a direct or indirect material interest.

Policy for Approval of Related Person Transactions

We have a related person transaction policy under our Code of Conduct and Business Ethics policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements, or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds $25,000. Transactions involving compensation for services provided to us as an employee, consultant or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons. The Audit Committee will consider all relevant facts and circumstances deemed relevant by and available to the Audit Committee and will approve only those related person transactions that, in light of known circumstances, are in, or are not inconsistent with, the best interests of the Company and its shareholders.
Item 14.    Principal Accountant Fees and Services
Current Principal Accountant Fees and Services
The following table represents the fees for professional services earned by our independent registered public accounting firm, Ernst & Young LLP, for services rendered for the years ended December 31, 2022 and 2021:

	2022		2021
Audit Fees	$1,265,125	(1)	$844,000	(1)
Audit-Related Fees	—		—
Tax Fees	145,537	(2)	122,832	(2)
All Other Fees	—		—
TOTAL	$1,410,662		$966,832
(1)2022 Audit Fees represent fees charged for the audit of our consolidated financial statements, reviews of our interim financial statements and the audit of the effectiveness of our internal control over financial reporting. 2021 Audit Fees represent fees charged for the audit of our consolidated financial statements and reviews of our interim financial statements. Audit Fees also include related services that are normally provided in connection with registration statements and securities offerings during 2022 and 2021, such as preparation of comfort letters and consents.
(2)2022 and 2021 Tax Fees represent fees charged.

Pre-Approval Policy and Procedures
The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. All of the services provided by Ernst & Young LLP during the years ended December 31, 2022 and 2021 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee.
The Audit Committee has determined that the rendering of services other than audit services by Ernst & Young LLP is compatible with maintaining their independence.

Part IV
Item 15. Exhibits and Financial Statements Schedules
(a)Financial Statements and Schedules
The financial statements and financial statement schedules are included in Item 8 of the Original Form 10-K.
(b)Exhibits
The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The “Exhibit Index” to this Form 10-K/A sets forth the additional exhibits required to be filed with this Form 10-K/A.
Exhibit Index

Exhibit Number	Description

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2023	PARATEK PHARMACEUTICALS, INC.

By
Name: Evan Loh, M.D.
Title: Chief Executive Officer
(Principal Executive Officer)