Form 10-Q
period 2023-03-31
Paratek Pharmaceuticals, Inc.
filed 2023-05-09
CIK 1178711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2023 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2023, there were 57,282,239 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
Paratek Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and par value amounts)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$45,026	$34,248
Restricted cash	125	125
Accounts receivable, net	36,891	74,657
Inventories, net	13,989	16,565
Other receivables	275	3,381
Prepaid and other current assets	14,708	7,866
Total current assets	111,014	136,842
Fixed assets, net	601	616
Goodwill	829	829
Right-of-use assets	1,639	1,782
Long-term inventories, net	35,590	31,314
Other long-term assets	1,155	1,155
Total assets	$150,828	$172,538
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$5,318	$5,308
Accrued expenses	26,633	31,210
Other current liabilities	794	870
Total current liabilities	32,745	37,388
Long-term debt	257,695	256,946
Long-term lease liabilities	1,375	1,468
Accrued long-term compensation	45,636	45,325
Other liabilities	2,415	2,453
Total liabilities	$339,866	$343,580
Stockholders’ deficit
Preferred stock:
Undesignated preferred stock: $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 57,282,239 shares issued and outstanding as of March 31, 2023; and 200,000,000 shares authorized; 56,651,559 shares issued and outstanding as of December 31, 2022	57	56
Additional paid-in capital	761,497	759,351
Accumulated deficit	(950,592)	(930,449)
Total stockholders’ deficit	(189,038)	(171,042)
Total liabilities and stockholders’ deficit	$150,828	$172,538
See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Product revenue, net	$26,213	$19,918
Government contract service revenue	1,806	2,172
Government contract grant revenue	2,028	2,099
Collaboration and royalty revenue	1,189	672
Net revenue	$31,236	$24,861
Expenses:
Cost of product revenue	6,244	3,494
Research and development	7,308	7,478
Selling, general and administrative	33,489	27,602
Total operating expenses	47,041	38,574
Loss from operations	(15,805)	(13,713)
Other income and expenses:
Interest income	221	107
Interest expense	(4,476)	(4,479)
Other (losses) gains, net	(22)	175
Net loss before provision for income taxes	$(20,082)	$(17,910)
Provision for income taxes	(61)	—
Net loss	(20,143)	(17,910)
Other comprehensive (loss)
Unrealized (loss) on available-for-sale securities, net of tax	—	(171)
Comprehensive loss	$(20,143)	$(18,081)
Basic and diluted net loss per common share	$(0.35)	$(0.35)
Weighted average common stock outstanding
Basic	56,903,420	52,149,538
Diluted	56,903,420	52,149,538
See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(20,143)	$(17,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	47	144
Stock-based compensation expense	2,146	2,469
Noncash interest expense	1,029	1,521
Changes in operating assets and liabilities
Accounts receivable, other receivables, prepaid, and other current assets	34,030	4,234
Inventories	(1,699)	(6,900)
Operating lease right-of-use asset	143	221
Accounts payable and accrued expenses	(4,568)	(2,010)
Operating lease liability	(94)	(245)
Accrued long-term compensation	311	—
Other liabilities and other assets	(112)	(634)
Net cash provided (used) by operating activities	11,090	(19,110)
Investing activities
Purchase of fixed assets	(32)	(36)
Purchase of marketable securities	—	(15,160)
Net cash used in investing activities	(32)	(15,196)
Financing activities
Proceeds from sale of common stock, net of costs	—	3,091
Proceeds from the employee stock purchase plan and stock options	—	6
Principal payments on long-term debt	(280)	—
Net cash (used) provided by financing activities	(280)	3,097
Net increase (decrease) in cash, cash equivalents and restricted cash	10,778	(31,209)
Cash, cash equivalents and restricted cash at beginning of period	34,373	80,617
Cash, cash equivalents and restricted cash at end of period	$45,151	$49,408
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,934	$1,181
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Paid in-kind interest included in accrued expenses	$653	$1,161
See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2022	56,651,559	$56	$759,351	$—	$(930,449)	$(171,042)
Exercise of stock options	—	—	—	—	—	—
Issuance of common stock, net of expenses	—	—	—	—	—	—
Vesting of restricted stock unit awards	630,680	1	—	—	—	1
Employee stock purchase plan expense	—	—	—	—	—	—
Unrealized (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,146	—	—	2,146
Net loss	—	—	—	—	(20,143)	(20,143)
Balances at March 31, 2023	57,282,239	$57	$761,497	$—	$(950,592)	$(189,038)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2021	51,711,809	$52	$739,053	$(9)	$(866,883)	$(127,787)
Exercise of stock options	729	—	6	—	—	6
Issuance of common stock, net of expenses	884,230	1	3,090	—	—	3,091
Vesting of restricted stock unit awards	426,582	—	—	—	—	—
Employee stock purchase plan expense	—	—	36	—	—	36
Unrealized (loss) on available-for-sale securities, net of tax	—	—	—	(171)	—	(171)
Stock-based compensation expense	—	—	2,433	—	—	2,433
Net loss	—	—	—	—	(17,910)	(17,910)
Balances at March 31, 2022	53,023,350	$53	$744,618	$(180)	$(884,793)	$(140,302)

Paratek Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)
1.    Description of the business
Paratek Pharmaceuticals, Inc., or the Company or Paratek, is a Delaware corporation with its corporate office in Boston, Massachusetts and an office in King of Prussia, Pennsylvania.
The Company is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel life-saving therapies for life-threatening diseases or other public health threats for civilian, government and military use. The Company’s United States, or U.S., Food and Drug Administration, or FDA, approved commercial product, NUZYRA® (omadacycline), is a once-daily oral and intravenous antibiotic for the treatment of adult patients with community-acquired bacterial pneumonia, or CABP, and acute skin and skin structure infections, or ABSSSI, caused by susceptible pathogens. The Company retains worldwide commercial rights to omadacycline, with the exception in the People’s Republic of China, Hong Kong, Macau and Taiwan, where it has entered into a collaboration agreement with Zai Lab (Shanghai) Co., Ltd., or Zai. The National Medical Products Administration, or NMPA, of China approved NUZYRA for the treatment of adult patients with CABP and ABSSSI in December 2021. China’s National Healthcare Security Administration added the intravenous formulation of NUZYRA to the country's National Reimbursement Drug List for the treatment of CABP and ABSSSI in January 2023, resulting in millions of patients gaining access to this once daily broad-spectrum antibiotic.
SEYSARA® (sarecycline) is an FDA-approved product which the Company has exclusively licensed in the U.S. and the People’s Republic of China, Hong Kong and Macau, and Taiwan, certain rights to Almirall, LLC, or Almirall. SEYSARA is currently being marketed by Almirall in the U.S. as a once-daily oral therapy for the treatment of moderate to severe acne vulgaris. With respect to the Company’s technology as it relates to sarecycline, the Company retains development and commercialization rights in all countries other than the U.S. and the greater China region, and in February 2020, the Company exclusively licensed from Almirall certain technology owned or in-licensed by Almirall or its affiliates that is necessary or useful to develop or commercialize sarecycline outside of the U.S. Almirall plans to develop sarecycline for acne in China, with a submission to the NMPA expected in 2023, according to Almirall.
The Company has incurred significant losses since inception in 1996. The Company has generated an accumulated deficit of $950.6 million through March 31, 2023 and may require substantial additional funding in connection with the Company’s continuing operations to support clinical development and commercialization activities associated with NUZYRA. As of March 31, 2023, the Company had cash and cash equivalents of $45.0 million on hand.
The Company's current level of cash and cash equivalents may not be sufficient to fund operations for the next twelve months following the issuance of these financial statements. As a result, substantial doubt is deemed to exist regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of the Company’s product candidates, the need to obtain compliant product from third-party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations as well as the risks discussed in the "Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 Form 10-K, and in the Company’s other filings with the U.S. Securities and Exchange Commission, or the SEC.

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
The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2023 and December 31, 2022, results of operations for the three month periods ended March 31, 2023 and March 31, 2022, cash flows for the three month periods ended March 31, 2023 and March 31, 2022 and changes in stockholders’ deficit for the three month periods ended March 31, 2023 and March 31, 2022.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2023. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, and notes thereto, which are included in the Company’s 2022 Form 10-K.
Summary of Significant Accounting Policies
As of March 31, 2023, the Company’s significant accounting policies and estimates, which are detailed in the Company’s 2022 Form 10-K, have not changed.
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
Accounts receivable as of March 31, 2023 includes $31.5 million due from customers for sales of NUZYRA, net of prompt payment discounts, chargebacks, rebates and certain fees. Accounts receivable as of March 31, 2023 also includes $1.4 million of government contract service revenue earned under contract with the Biomedical Advanced Research and Development Authority, or the BARDA contract, $2.5 million of government contract grant revenue earned under the BARDA contract, and estimated revenue earned of $1.5 million of royalties on NUZYRA sales under the Zai Collaboration Agreement (as defined below), SEYSARA sales under the Almirall Collaboration Agreement (as defined below) and XERAVA TM (eravacycline) sales under the Tetraphase License Agreement (as defined below). Refer to Note 7, Government Contract Revenue for further information on the BARDA contract and to Note 8, License and Collaboration Agreements for further information on the Zai Collaboration Agreement, Almirall Collaboration Agreement and the Tetraphase License Agreement.
3.    Marketable Securities
The Company did not hold any marketable securities as of March 31, 2023 or December 31, 2022.
4.    Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statement of cash flows that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows (in thousands):

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$45,026	$49,033
Short-term restricted cash	125	250
Long-term restricted cash	—	125
Total cash, cash equivalents and restricted cash shown on the condensed consolidated statement of cash flows	$45,151	$49,408
Short-term restricted cash
The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. In accordance with the lease, the Company had a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million at March 31, 2022, naming the landlord as beneficiary. The $0.3 million letter of credit was refunded to the Company in April 2022 under the terms of the original lease agreement. The Company executed an amendment to the existing lease agreement in April 2021. In accordance with the amendment, the cash-collateralized irrevocable standby letter of credit was reduced to an insignificant amount as of March 31, 2023. Refer to Note 14, Leases, for further details.
5.    Inventories
The following table presents inventories, net (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$903	$903
Work in process	34,999	30,007
Finished goods	13,677	16,969
Total inventories	$49,579	$47,879
When recorded, inventory reserves reduce the carrying value of inventories to their net realizable value. The Company reviews inventories on hand at least quarterly and records provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. No inventory reserves existed as of March 31, 2023 and December 31, 2022.

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
Common equivalent shares result from stock options and RSUs, warrants to purchase shares of common stock, common stock issuable upon conversion of convertible debt and shares issuable under the employee stock purchase plan (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). The two-class method is used for outstanding warrants as it is considered to be a participating security, and it is more dilutive than the treasury stock method.
The Company was in a net loss position as of March 31, 2023 and March 31, 2022. The following outstanding shares subject to stock options and RSUs, warrants to purchase shares of common stock, common stock issuable upon conversion of convertible debt and shares issuable under the Company’s employee stock purchase plan were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the three months ended March 31, 2023 and 2022 as indicated below:

	March 31,
	2023	2022
Excluded potentially dilutive securities (1):
Common stock issuable under outstanding convertible notes	10,377,361	10,377,361
Shares subject to outstanding options to purchase common stock	1,356,778	2,163,682
Unvested restricted stock units	4,268,858	7,071,933
Shares subject to warrants to purchase common stock	426,866	432,240
Shares issuable under employee stock purchase plan	57,678	459,870
Totals	16,487,541	20,505,086
(1) The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of March 31, 2023 and 2022. Such amounts have not been adjusted for the treasury-stock method or weighted-average outstanding calculations as required if the securities were dilutive.
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
Under the terms of the original BARDA contract, approximately $59.4 million was awarded to the Company by BARDA in December 2019 for the development of NUZYRA for the treatment of pulmonary anthrax and the purchase of an initial 2,500 treatment courses of NUZYRA. As part of this initial $59.4 million award, a $37.9 million procurement of

NUZYRA was delivered to and accepted by BARDA in June 2021, and the amount earned from this procurement was recognized in net U.S. sales of NUZYRA during the three months ended June 30, 2021. The Company has been periodically drawing down the remaining $21.5 million of the initial award based on costs incurred during the development program.
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
A second procurement, the purchase of an additional 2,500 treatment courses of NUZYRA for a total of $36.4 million, was delivered to and accepted by BARDA in December 2022. The amount earned from this procurement was recognized in net U.S. sales of NUZYRA during the three months ended December 31, 2022.
The remaining options under the amended BARDA contract include a maximum of approximately $79.0 million to provide for two additional purchases of NUZYRA anthrax treatment courses, each of which may be exercised at BARDA’s discretion upon achievement of specific development milestones related to the anthrax treatment development program. Under the amended contract, the Company and BARDA agreed on specific development milestones to trigger BARDA’s options for the third and fourth procurements of NUZYRA anthrax treatment courses. The option for the third procurement will be triggered by BARDA's receipt of positive top-line data in PEP and treatment of inhalation anthrax from a combination of pilot and pivotal efficacy studies in animal models, which the Company anticipates will be available in 2024. The option for the fourth procurement will be triggered by the Company’s receipt of sNDA approval from the FDA for treatment of inhalation anthrax, which the Company anticipates will follow the third procurement by approximately 18-24 months.
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
The Company recognized $1.8 million and $2.2 million of government contract service revenue under the BARDA contract during the three months ended March 31, 2023 and March 31, 2022, respectively.
As of March 31, 2023, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $54.4 million. The Company expects to recognize this amount as revenue over the next three to six years.
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
The Company recognized $2.0 million and $2.1 million of government contract grant revenue under the BARDA contract during the three months ended March 31, 2023 and March 31, 2022, respectively.
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
As of March 31, 2023, $0.8 million of unbilled accounts receivable was recorded and is a component of accounts receivable, net on the Company’s condensed consolidated balance sheet. As of December 31, 2022, $1.0 million of unbilled accounts receivable was recorded and is a component of accounts receivable, net on the Company’s condensed consolidated balance sheet.
As of March 31, 2023 and December 31, 2022, there was no deferred revenue recorded as a component of other current liabilities on the Company’s condensed consolidated balance sheet associated with the BARDA contract. The Company recognized the deferred revenue balance into net NUZYRA product revenue upon delivery of the second BARDA procurement in December 2022. In conjunction with the second NUZYRA procurement, the Company also recorded a $0.3 million contract asset, as a component of prepaid and other current assets, on the Company's consolidated balance sheet as of December 31, 2022. As of March 31, 2023, a net contract asset of $0.2 million was recorded as a component of prepaid and other current assets on the Company's consolidated balance sheet.
8.    License and Collaboration Agreements
Tetraphase Pharmaceuticals, Inc.
In March 2019, Paratek and Tetraphase Pharmaceuticals, Inc., or Tetraphase, which later became a subsidiary of La Jolla Pharmaceutical Company, both of which are now a subsidiary of Innoviva, Inc, entered into a License Agreement, or the Tetraphase License Agreement. Under the terms of the Tetraphase License Agreement, Paratek granted to Tetraphase a non-exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain Paratek patents, to develop, make, have, use, import, offer for sale and sell the licensed product, or XERAVATM, a drug for the treatment of complicated, intra-abdominal infections caused by bacteria, which was approved by the FDA in August 2018.
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
In accordance with the Company’s revenue recognition policy, the Company recognized an insignificant amount of royalty revenue during the three months ended March 31, 2023 and March 31, 2022 under the Tetraphase License Agreement.
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

Based on these assessments, the Company determined that two performance obligations existed at the outset of the Zai Collaboration Agreement: (i) the exclusive license combined with the initial technology transfer and (ii) the transfer of certain materials. The Company has recognized $21.5 million in milestone revenue, as described above, under the Zai Collaboration Agreement as of March 31, 2023. The performance obligation to deliver the license was satisfied in 2017 and research and development services were completed by December 2021. Milestone payments are recognized as revenue when the risk of significant reversal is resolved, generally when the milestone event occurs. Therefore, the $6.0 million milestone payment upon regulatory approval of NUZYRA in the People’s Republic of China was recognized in December 2021.
As of March 31, 2023 and December 31, 2022 there was no deferred revenue recorded as a component of other current liabilities on the Company’s condensed consolidated balance sheet associated with the Zai Collaboration Agreement.
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
Royalty payments are recognized when the sales occur. During the three months ended March 31, 2023 and March 31, 2022, the Company recognized $0.5 million of royalty revenue, for sales of SEYSARA in the U.S. by Almirall under the Almirall Collaboration Agreement. Royalty revenue recognized for sales of SEYSARA in the U.S. is estimated using third-party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applies the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, which is expected to be the following quarter.
In February 2020, the Company entered into (i) an ex-U.S. license agreement with Almirall, or the Ex-U.S. License, which grants the Company an exclusive license in and to certain technology owned or in-licensed by Almirall or its affiliates in order to research, develop, manufacture and commercialize sarecycline for the treatment of acne in all countries other than the U.S. and (ii) a license agreement with Almirall that is specific to the greater China region, or the China License, under which we granted to Almirall an exclusive license in and to certain technology owned or in-licensed by the Company or its affiliates in order to research, develop and commercialize sarecycline for the treatment of acne in the greater China region.
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
During the three months ended March 31, 2023 and March 31, 2022, the Company incurred $0.4 million and $0.3 million of royalty expense, respectively, under the Tufts License Agreement.

Past Collaborations
Novartis International Pharmaceutical Ltd.
In September 2009, the Company and Novartis International Pharmaceutical Ltd., or Novartis, which merged into Novartis Pharma AG, a wholly owned subsidiary of Novartis AG, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. The Company and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, European Medicines Agency, or EMA, or any regulatory agency, but only to the extent the Company had not previously granted such commercialization rights related to omadacycline to another third-party as of any such approval. The Company also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by the Company in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. The first royalty payment became payable as of March 31, 2019. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $2.4 million and $2.5 million as of March 31, 2023 and December 31, 2022, respectively, included within “Other Liabilities” on the Company’s consolidated balance sheet. In addition, short-term liabilities of $0.3 million and $0.4 million included within “Other Current Liabilities” on our consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively, represent the portion of royalty payments due to Novartis within twelve months of each balance sheet date. There are no other payment obligations under the Novartis Agreement or the amended Novartis Letter Agreement.
For additional information related to these agreements, as well as the Company’s other significant collaborative agreements, please read Note 6, License and Collaboration Agreements, to the consolidated financial statements included within the Company’s 2022 Form 10-K.
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
As of April 30, 2023, $23.3 million remains available for sale under the Sales Agreement.
On May 11, 2020, the Company filed a registration statement on Form S-3 with the SEC, as amended on June 19, 2020 and declared effective on July 9, 2020, to sell certain of its securities in an aggregate amount of up to $250.0 million. As of April 30, 2023, $223.3 million remains available on this shelf registration statement, with $23.3 million reserved for potential sales under the Sales Agreement.

10.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued sales allowances	$10,748	$9,555
Accrued compensation	4,934	11,339
Accrued interest	3,906	2,392
Accrued commercial	2,680	2,668
Accrued inventory	70	327
Accrued contract research	2,056	1,989
Accrued professional fees	567	702
Accrued manufacturing	720	826
Accrued other	460	1,132
Accrued legal costs	492	280
Total	$26,633	$31,210
11.    Fair Value Measurements
Financial instruments, including cash, cash equivalents, restricted cash, money market funds, U.S. treasury securities, accounts receivable, accounts payable, and accrued expenses are carried on the condensed consolidated financial statements at amounts that approximate fair value. The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date. The fair value of the Company’s debt (including the Notes as defined in Note 13, Long-Term Debt), was $192.1 million as of March 31, 2023 and $227.2 million as of December 31, 2022. The fair value of the Company’s debt was determined using Level 2 inputs. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.
There were no financial assets and liabilities measured at fair value as of March 31, 2023 and December 31, 2022.
12.    Stock-Based and Incentive Compensation
Stock-based Compensation
The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expense	$306	$177
Selling, general and administrative expense	1,840	2,292
Total stock-based compensation expense	$2,146	$2,469
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

	Three Months Ended March 31,
	2023	2022
Volatility	66.6%	62.0%
Risk-free interest rate	3.8%	2.1%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	6.1	5.8
Stock Plan Activity
The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Equity Incentive Plan, or the 2015 Plan, which was approved by Company stockholders at the annual meeting of shareholders held on June 9, 2015. As of March 31, 2023, there are 4,527,745 shares available for future issuance under the 2015 Plan.
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
During the three months ended March 31, 2023, the Company’s Board of Directors granted 140,000 RSUs to directors of the Company under the 2015 Plan. The RSU awards granted to directors of the Company during the three months ended March 31, 2023, are subject to time-based vesting over a period of one year.
Performance-based RSU, or PRSU, awards granted to certain executives and employees of the Company in prior years remained outstanding and probable as of March 31, 2023, and will vest as follows: 15/55 of the February 2020 grants will vest on achievement of certain clinical milestones related to NUZYRA, and 25/55 and 10/55 of the March 2021 grants will vest on certain net product revenue achievements and on achievement of certain clinical milestones related to NUZYRA, respectively.
The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Inducement Plan, or the 2015 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 360,000 shares of common stock solely for the grant of inducement stock options to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. The Company has not made any grants under the 2015 Inducement Plan since December 31, 2015. Although the Company does not currently anticipate the issuance of additional grants under the 2015 Inducement Plan, as of March 31, 2023, 341,500 shares remain available for grant under that plan, as well as any shares underlying outstanding stock options that may become available for grant pursuant to the plan’s terms. It is therefore possible that the Company may, based on the business and recruiting needs of the Company, issue additional stock options under the 2015 Inducement Plan.
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
During the three months ended March 31, 2023, the Company’s Board of Directors granted 8,400 stock options and 7,000 RSU awards to employees of the Company under the 2017 Inducement Plan. The stock option awards are generally subject to time-based vesting over a period of one to four years. The RSU awards are generally subject to time-based vesting, with 100% of the shares of common stock subject to the RSU award vesting three years from the grant date. As of March 31, 2023, 758,514 shares remain available for grant under the 2017 Inducement Plan, as well as any shares underlying awards that may become available for grant pursuant to the plan’s terms.

Stock Options
A summary of stock option activity for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	1,374,152	$11.14	5.84
Granted	8,400	$1.99
Exercised	—	$—
Cancelled or forfeited	(25,774)	$7.51
Outstanding at March 31, 2023	1,356,778	$11.15	5.59
Exercisable at March 31, 2023	1,088,991	$12.97	4.82	$—
The total intrinsic value of stock options granted, cancelled or forfeited was insignificant for the three months ended March 31, 2023.
Restricted Stock Units
A summary of RSU activity for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	4,752,538	$5.10
Granted	147,000	2.05
Released	(630,680)	4.36
Forfeited	—
Unvested balance at March 31, 2023	4,268,858	$5.11
Total unrecognized stock-based compensation expense for all stock-based awards was $9.1 million as of March 31, 2023. This amount will be recognized over a weighted-average period of 1.28 years.
2009 Employee Stock Purchase Plan
In June 2009, at the annual meeting of stockholders, the stockholders of the Company approved the 2009 Employee Stock Purchase Plan, or the 2009 ESPP. As of March 31, 2023, 36,539 shares were available for issuance under the 2009 ESPP. Since the merger involving privately-held Paratek Pharmaceuticals, Inc. and Transcept Pharmaceuticals, Inc., the Company has not made the 2009 ESPP available to employees.
2018 Employee Stock Purchase Plan
The Company’s Board of Directors adopted, and in June 2018 Company’s stockholders approved, the Paratek Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan, or the 2018 ESPP. The 2018 ESPP was amended in October 2018 to change the commencement dates of the offering periods. The maximum aggregate number of shares of the Company’s common stock that may be purchased under the 2018 ESPP is 943,294 shares, or the ESPP Share Pool, subject to adjustment as provided for in the 2018 ESPP. The ESPP Share Pool represented 3% of the total number of shares of our common stock outstanding as of March 31, 2018. The 2018 ESPP allows eligible employees to purchase shares during certain offering periods, which will be six-month periods commencing June 1 and ending November 30 and commencing December 1 and ending May 31 of each year. The first offering under the 2018 ESPP was December 1, 2018. As of March 31, 2023, 21,139 shares remained available for issuance under the 2018 ESPP.

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
The Tranche 1 milestone vested on January 31, 2023, upon the Company's achievement of cumulative net product revenues over $300.0 million. Amounts payable from the achievement of the Tranche 1 milestone will be paid in a lump-sum in the first quarter of 2026 and amounts that become payable upon achievement of the Tranche 2 milestone will be paid in a lump-sum in the first quarter of 2027. In the event of a change of control, any portion of the incentive pool that is earned, but unpaid, or deemed earned in connection with the change of control will be paid at the time of the change of control.
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
The Company recognizes the compensation cost over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance. The performance condition under Tranche 1 of the Plan was deemed probable during 2021. The performance condition under Tranche 2 was deemed probable during 2022. Accordingly, approximately $0.3 million of compensation expense was recognized during the three months ended

March 31, 2023. An insignificant amount of compensation expense was recognized during the three months ended March 31, 2022. Compensation cost of $45.6 million and $45.3 million is included in accrued long-term compensation in the Company’s consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively.
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
The R-Bridge Loan Agreement contains certain customary affirmative covenants, including those relating to: use of proceeds; maintenance of books and records; financial reporting and notification; compliance with laws; and protection of Company intellectual property. The R-Bridge Loan Agreement also contains certain customary negative covenants, barring the Subsidiary from: certain fundamental transactions; issuing dividends and distributions; incurring additional indebtedness outside of the ordinary course of business; engaging in any business activity other than related to the Zai Collaboration Agreement; and permitting any additional liens on the collateral provided to the R-Bridge Lender under the R-Bridge Loan Agreement. As of March 31, 2023, the Company was in compliance with all covenants under the R-Bridge Loan Agreement.
An ancillary agreement executed by the Company and the Subsidiary in respect of the Revenue Interest, contains negative covenants applicable to the Company, including restrictions on the sale or transfer of our assets related to NUZYRA and giving rise to the Revenue Interest, each subject to the exceptions set forth therein.

The R-Bridge Loan Agreement contains customary defined events of default, upon which any outstanding principal, unpaid interest, and other obligations of the Subsidiary, shall be immediately due and payable by the Subsidiary. These include: failure to pay any principal or interest when due; failure to pay the Capped Amount when due following a non-qualified change of control of the Company, any uncured breach of a representation, warranty or covenant; any uncured failure to perform or observe covenants; any uncured breach of our representations, warranties or covenants under an ancillary agreement executed by the Company and the Subsidiary in respect of the Royalty Interest; any termination of the Zai Collaboration Agreement; and certain bankruptcy or insolvency events. No events of default had occurred under the R-Bridge Loan Agreement through March 31, 2023.
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
The following table summarizes the impact of the R-Bridge Loan Agreement on the Company’s condensed consolidated balance sheets at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Principal debt including paid-in-kind interest	$59,526	$59,806
Unamortized debt discount and issuance costs	(1,139)	(1,205)
Carrying value	$58,387	$58,601
In accordance with the terms of the R-Bridge Loan Agreement, the Company repaid approximately $0.3 million of the outstanding principal balance during the three months ended March 31, 2023, comprised of the excess of the Collection Amount over accrued interest on the loan for the three months ended December 31, 2022.
The Company recognized coupon interest expense of $1.1 million and an insignificant amount of amortization expense on debt issuance costs, on the R-Bridge Loan Agreement for each of the three months ended March 31, 2023 and March 31, 2022.
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

The following table summarizes the impact of the Notes on the Company’s condensed consolidated balance sheets at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Principal debt	$165,000	$165,000
Unamortized debt issuance costs	(1,236)	(1,511)
Carrying value	$163,764	$163,489
The Company recognized coupon interest expense of $2.0 million and amortization expense on the debt issuance costs of $0.3 million on the Notes for each of the three months ended March 31, 2023 and March 31, 2022.
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

The following table summarizes the impact of the Royalty-Backed Loan Agreement on the Company’s condensed consolidated balance sheets at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Principal debt including paid-in-kind interest	$37,041	$36,388
Unamortized debt issuance costs	(1,496)	(1,532)
Carrying value	$35,545	$34,856
During the three months ended March 31, 2023, $0.7 million of paid-in-kind interest was capitalized and added to the principal balance of the loan, which represents the shortfall between the interest owed, and the Almirall Collaboration Agreement royalty payments received.
The Company recognized coupon interest expense of $1.1 million and $1.0 million for the three months ended March 31, 2023 and March 31, 2022, respectively, and an insignificant amount of amortization expense on the debt issuance costs on the Royalty-Backed Loan Agreement for each of the three months ended March 31, 2023 and March 31, 2022.
Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.
Long-term debt on the Company’s consolidated balance sheets at March 31, 2023 and December 31, 2022 includes the carrying value of the R-Bridge Loan Agreement, the Notes and the Royalty-Backed Loan Agreement.
14.    Leases
Operating Leases
The Company leases its Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases expiring in 2023 and 2026, respectively.
The Company executed an amendment to the existing lease agreement on its Boston office space in April 2021. The amended lease agreement released 8,104 rentable square feet of office space and extended the lease term for the remaining 4,153 rentable square feet of office space through August 2023 for an additional commitment of $0.4 million. In accordance with the amendment, a cash-collateralized irrevocable standby letter of credit for the lease was reduced to an insignificant amount as of March 31, 2023.
The Company executed an amended lease agreement on its King of Prussia office space in November 2022. The amended lease agreement extended the lease term through September 2026 for an additional commitment of $1.2 million.
The total operating lease liability is presented on the Company’s condensed consolidated balance sheet based on maturity dates. Approximately $0.5 million of the total operating liabilities is classified under “Other Current Liabilities” for the portion due within twelve months of March 31, 2023, and $1.4 million is classified under “Long-Term Lease Liability”.
15.    Income Taxes
The Company recorded an insignificant provision for income taxes for the three months ended March 31, 2023 and no provision for income taxes for the three months ended March 31, 2022.
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
16.    Product Revenue
To date, the Company’s only source of product revenue has been from NUZYRA product sales beginning in February 2019 when NUZYRA launched in the U.S. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Patient assistance	Total
Balance at December 31, 2022	$1,409	$7,552	$413	$181	$9,555
Provision related to current period sales	2,304	9,421	284	476	12,485
Adjustment related to prior period sales	—	124	—	—	124
Credit or payments made during the period	(2,322)	(8,078)	(490)	(524)	(11,414)
Balance at March 31, 2023	$1,391	$9,019	$207	$133	$10,750
17.    Commitments and Contingencies
In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2023, the Company was not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of executive management or affiliate of the Company is either a party adverse to the Company or the Company’s subsidiaries or has a material interest adverse to the Company or the Company’s subsidiaries.
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
In November 2016, the Company entered into a manufacturing and services agreement, or MSA, with CIPAN, which was later amended and restated in April 2018, and further amended in February 2019, December 2019, July 2020, December 2020, January 2022, and February 2023, collectively, the CIPAN Agreements. The CIPAN Agreements provide the terms and conditions under which CIPAN will manufacture and supply to the Company increased quantities of minocycline starting material and crude omadacycline, or the CIPAN Products, for purification into omadacycline and, subsequently, for use in the Company’s products that contain omadacycline tosylate as the active pharmaceutical ingredient.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2023. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. Based on the composition of our investment portfolio, accounts receivable and other financial assets, current market conditions and historical credit loss activity, the adoption of these standards does not have a material effect on the Company’s consolidated balance sheet, consolidated statements of operation and comprehensive loss and related disclosures.

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
This discussion contains certain forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potential,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward- looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 16, 2023, or the 2022 Form 10-K. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and except as required by law, we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
Company Overview
We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel life-saving therapies for life-threatening diseases or other public health threats for civilian, government and military use. Our United States, or U.S., Food and Drug Administration, or FDA, approved commercial product, NUZYRA® (omadacycline) is a once-daily oral and intravenous antibiotic for the treatment of adult patients with community-acquired bacterial pneumonia, or CABP, and acute skin and skin structure infections, or ABSSSI, caused by susceptible pathogens. We retain worldwide commercial rights to omadacycline, with the exception in the People’s Republic of China, Hong Kong, Macau and Taiwan, where we have entered into a collaboration agreement with Zai Lab (Shanghai) Co., Ltd., or Zai. The National Medical Products Administration, or NMPA, of China approved NUZYRA for the treatment of adult patients with CABP and ABSSSI in December 2021. China's National Healthcare Security Administration added the intravenous formulation of NUZYRA to the country's National Reimbursement Drug List for treatment of CABP and ABSSSI in January 2023, resulting in millions of patients gaining access to this once daily broad-spectrum antibiotic.
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

In December 2019, we entered into the BARDA contract, which is a five-year contract with an option to extend to ten years. The BARDA contract could result in payments to the Company of up to approximately $303.6 million and consists of a five-year base period-of-performance and a total contract period-of-performance (base period plus option exercises) of up to ten years. The BARDA contract supports the development of NUZYRA for the treatment of pulmonary anthrax, FDA post-marketing requirements, or PMRs, associated with the initial NUZYRA approval, and the ability for BARDA to procure up to 10,000 treatment courses of NUZYRA for use against potential biothreats. In September 2021, we and BARDA modified the original BARDA contract, herein referred to as the amended BARDA contract, to provide additional funding to expand the development of NUZYRA under an FDA Animal Efficacy Rule development program to support a sNDA, to the FDA to include post-exposure prophylaxis, or PEP, in addition to the treatment of pulmonary anthrax, herein referred to as the amended option.
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
The remaining government options under the amended BARDA contract include a maximum of approximately $79.0 million to provide for two additional purchases of NUZYRA anthrax treatment courses, each of which may be exercised at BARDA’s discretion upon achievement of specific development milestones related to the anthrax treatment development program. The Company and BARDA agreed under the amended contract on specific development milestones to trigger BARDA’s options for the third and fourth procurements of NUZYRA anthrax treatment courses. The third procurement will be triggered by BARDA's receipt of positive top-line data in PEP and treatment of inhalation anthrax from a combination of pilot and pivotal efficacy studies in animal models, which the Company anticipates will be available in 2024. The option for the fourth procurement will be triggered by the Company’s receipt of sNDA approval from the FDA for treatment of inhalation anthrax, which is anticipated to follow the third procurement by approximately 18-24 months.
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

Together with BARDA, we also continue to advance our efforts to onshore the manufacturing of NUZYRA to the U.S. We have completed the knowledge transfer and development stage of our manufacturing process for the active pharmaceutical ingredient, or API, of omadacycline to our U.S. onshoring partners and are currently in the engineering stage of the initiative. We have completed knowledge transfer and the initiation of the process development work for production of vials. U.S.-based commercial supply production of tablets was implemented in 2022 and we anticipate U.S.-produced vials will be available by 2024.
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
NTM is a rare and orphan disease with no FDA-approved therapies in the U.S. In August 2021, the FDA granted orphan drug designation for NUZYRA for the treatment of NTM infections caused by Mycobacterium abscessus, or MAB, and Mycobacterium avium complex, or MAC. In October 2021, we initiated a double-blinded, placebo-controlled, randomized monotherapy Phase 2b clinical study for the treatment of MAB patients who are not receiving other treatments. The study size will be approximately 75 subjects randomized in a 1.5 to 1 ratio and therapy will last for 12 weeks with an efficacy endpoint assessment at that time point. Due to the small numbers of patients with this rare disease, we expect this study will complete enrollment by the end of 2023.
The FDA granted Fast Track designation for the oral and IV formulations of NUZYRA for the treatment of NTM caused by both MAB and MAC in July 2022. We hosted an Investor Day in October 2022 that updated investors on the global market opportunity for NTM in both MAB and MAC, and laid the foundation for ex-U.S. partnering discussions. This event highlighted the significant global unmet medical need for patients suffering from this chronic, rare and life-threatening pulmonary disease, summarized key takeaways from our ongoing scientific program in NTM that includes the first randomized, placebo-controlled Phase 2b study being conducted in patients with NTM pulmonary disease caused by MAB. In February 2023, we held our fifth meeting in the last 12 months with the Pharmaceuticals and Medical Devices Agency, or PMDA, and have aligned on the registration program for NTM abscessus in Japan. The completion of this regulatory process is an important milestone in creating momentum in our ongoing discussions with potential partners in this country.
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
We have incurred significant losses since our inception in 1996. Our accumulated deficit at March 31, 2023 was $950.6 million and our net loss for the three months ended March 31, 2023 was $20.1 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and selling, general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue. We expect to continue to incur significant expenses and operating losses for the next several years.
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
Business Update Regarding COVID-19
The COVID-19 pandemic continues to negatively impact public health and economic conditions around the world and is continuing to affect health care institutions and patient access. Certain COVID-19 related restrictions on in-person promotional access to some health care institutions remain and the overall impact of COVID-19 restrictions on the health care and hospital environments could restrict the full potential of NUZYRA’s growth. The length of time and full extent to which the business and healthcare effects of the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain.
For additional information on the various risks posed by the COVID-19 pandemic, refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 1A. Risk Factors included in the 2022 Form 10-K.
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
Under the terms of the BARDA contract, BARDA can procure up to 10,000 anthrax treatment courses of NUZYRA. As of March 31, 2023, the first two of four 2,500 treatment courses of NUZYRA have been purchased by BARDA. The product procurement performance obligations generate revenue at a point in time, which is upon transfer of control of the product. As such, the related revenue for these performance obligations is recognized at a point in time as product revenue within our consolidated statement of operations. Refer to Note 7, Government Contract Revenue to the interim condensed consolidated financial statements included in this report for further discussion of the BARDA contract and related revenue recognition.
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
Government Contract Grant Revenue
The allocated consideration of government contract grant revenue is recognized when earned under our BARDA contract and represents the reimbursement by BARDA of costs incurred by us for FDA post-marketing requirements, or PMRs, associated with the approval of NUZYRA, including CABP and pediatric studies, as well as a five-year post-

marketing bacterial surveillance study. Refer to Note 7, Government Contract Revenue to the interim condensed consolidated financial statements included in this report for further discussion of the BARDA contract and related revenue recognition.
Collaboration and Royalty Revenue
Collaboration and royalty revenue are recognized when revenue is earned under our collaboration and license agreements. Refer to Note 8, License and Collaboration Agreements to the interim condensed consolidated financial statements included in this report for further discussion of the collaboration agreements and the related revenue recognition.
Cost of Product Revenue
Cost of product revenue represents the cost of the product itself, labor and overhead, and any reserve for excess or obsolete inventory, as well as stability studies and inventory scrap. Cost of product revenue also represents royalties owed on net sales of NUZYRA.
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
We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies except as required by the BARDA contract. Our research and development expenses for omadacycline and other projects during the three and three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Omadacycline costs	$4,566	$5,081
Other research and development costs	2,742	2,397
Total	$7,308	$7,478
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

Results of Operations
Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change
Product revenue, net	$26,213	$19,918	$6,295
Government contract service revenue	1,806	2,172	(366)
Government contract grant revenue	2,028	2,099	(71)
Collaboration and royalty revenue	1,189	672	517
Net revenue	$31,236	$24,861	$6,375
Expenses:
Cost of product revenue	6,244	3,494	2,750
Research and development	7,308	7,478	(170)
Selling, general and administrative	33,489	27,602	5,887
Total operating expenses	47,041	38,574	8,467
Loss from operations	(15,805)	(13,713)	(2,092)
Other income and expenses:
Interest income	221	107	114
Interest expense	(4,476)	(4,479)	3
Other (losses) gains, net	(22)	175	(197)
Net loss before provision for income taxes	$(20,082)	$(17,910)	$(2,172)
Provision for income taxes	(61)	—	(61)
Net loss	(20,143)	(17,910)	(2,233)
Product Revenue, Net
Net product revenue recognized on sales of NUZYRA in the U.S. was $26.2 million and $19.9 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase in net product revenue is primarily the result of an increase in sales volume due to higher customer demand during the three months ended March 31, 2023.
Government Contract Service Revenue
Government contract service revenue earned under our BARDA contract was $1.8 million and $2.2 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The decrease in government contract service revenue was primarily due to the timing of work performed to develop NUZYRA for the treatment of pulmonary anthrax and for the U.S. onshoring of NUZYRA manufacturing, all of which is reimbursed under the BARDA contract.
Government Contract Grant Revenue
Government contract grant revenue earned under our BARDA contract was $2.0 million and $2.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Government contract grant revenue recognized in both periods represents the reimbursement under the BARDA contract of costs incurred for our on-going post-marketing required clinical studies.
Collaboration and Royalty Revenue
Collaboration and royalty revenue was $1.2 million and $0.7 million for three months ended March 31, 2023 and March 31, 2022, respectively. Royalty revenue recognized primarily reflects royalty revenues earned on sales of NUZYRA in China and on sales of SEYSARA in the United States. Royalty revenue recognized for sales of SEYSARA in the U.S. was estimated using third-party data and an approximation of discounts and allowances to calculate net product sales, to which we then applied the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences

between actual and estimated royalty revenue will be adjusted in the period in which they become known, which is expected to be the following quarter.
Cost of Product Revenue
Cost of product revenue was $6.2 million for the three months ended March 31, 2023, compared to $3.5 million for the three months ended March 31, 2022. The $2.7 million increase is primarily the result of an increase in NUZYRA product sales and product samples distributed and an increase in inventory revaluation amortization during the three months ended March 31, 2023.
Research and Development Expense
Research and development expenses were $7.3 million for the three months ended March 31, 2023, compared to $7.5 million for the three months ended March 31, 2022. The decrease in research and development expenses was primarily due to the timing of costs incurred for activities reimbursed under the BARDA contract, partially offset by an increase in compensation costs.
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
Selling, General and Administrative Expense
Selling, general and administrative expenses were $33.5 million for the three months ended March 31, 2023, compared to $27.6 million for the three months ended March 31, 2022. The $5.9 million increase is primarily the result of costs incurred in connection with the NUZYRA community expansion and travel costs as a result of the easing of COVID-19 restrictions.
We expect a modest increase in selling, general and administrative expenses in future periods in support of our expansion into the community setting and other commercial activities, as well as the continued costs of operating as a public company. This will include costs for travel, in-person training events and sales meetings, executing marketing and promotional programs, engaging consultants, legal and other professional fees, and other operating expenses.
Other Income and Expenses
Interest expense for the three months ended March 31, 2023 represents interest incurred on the Notes of $2.2 million, the R-Bridge Loan Agreement of $1.1 million, the Royalty-Backed Loan Agreement of $1.1 million. Interest income for the three months ended March 31, 2023 represents interest earned on our money market funds.
Interest expense for the three months ended March 31, 2022 represents interest incurred on the Notes of $2.2 million, R-Bridge Loan Agreement of $1.2 million, and the Royalty-Backed Loan Agreement of $1.0 million, and insignificant interest expense related to money market funds and marketable securities. Interest income for the three months ended March 31, 2022 represents interest earned on our money market funds and marketable securities.

Liquidity and Capital Resources
On May 11, 2020, we filed a registration statement on Form S-3 with the SEC, as amended on June 19, 2020 and declared effective on July 9, 2020, to sell certain of our securities in an aggregate amount of up to $250.0 million. As of April 30, 2023, $223.3 million remains available on this shelf registration statement, with $23.3 million reserved for potential sales under our Sales Agreement (as defined below). On May 17, 2021, we entered into an At-the-Market Sales Agreement, or the Sales Agreement, with BTIG, LLC, or BTIG, under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through BTIG as our sales agent. Sales of our common stock through BTIG, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on the Nasdaq Global Market or any other existing trading market for its common stock. BTIG will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay BTIG a commission of 3% of the gross sales proceeds of any common stock sold through BTIG under the Sales Agreement. As of April 30, 2023, $23.3 million remains available for sale under the Sales Agreement.
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
As of March 31, 2023, we had cash and cash equivalents of $45.0 million.
The following table summarizes our cash provided by and used in operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided (used) by operating activities	$11,090	$(19,110)
Net cash used in investing activities	$(32)	$(15,196)
Net cash (used) provided by financing activities	$(280)	$3,097
Operating Activities
Net cash provided by operating activities was $11.1 million for the three months ended March 31, 2023, compared to net cash used in operating activities of $19.1 million for the three months ended March 31, 2022. The change in net cash used in operating activities primarily consists of our net losses adjusted for non-cash items and changes in components of operating assets and liabilities as follows:
–for the three months ended March 31, 2023, a net loss of $20.1 million was adjusted for non-cash items, including stock-based compensation expense of $2.1 million, non-cash interest expense of $1.0 million, and a net decrease of $28.0 million due to changes in operating assets and liabilities. The significant items in the change in operating assets and liabilities include a net decrease in accounts receivable, other receivables, prepaid, and other current assets of $34.0 million, partially offset by an increase in accounts payable and accrued expenses, accrued long-term compensation, inventories, and other liabilities and other assets of $6.1 million.
–for the three months ended March 31, 2022, a net loss of $17.9 million was adjusted for non-cash items including stock-based compensation expense of $2.5 million and non-cash interest expense of $1.5 million and a net increase of $5.3 million due to changes in operating assets and liabilities. The significant items in the change in operating assets and liabilities include a net increase in accounts payable and accrued expenses, inventories, and other liabilities and other assets of $9.8 million, offset by a decrease in accounts receivable, other receivables, prepaid, and other current assets of $4.2 million.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2023 consists of insignificant purchases of fixed assets.
Net cash used in investing activities during the three months ended March 31, 2022 consists of $15.2 million in purchases of maturities of marketable securities.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2023 consists of $0.3 million in a principal repayment of long-term debt under our R-Bridge Loan Agreement.

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
•build product inventory; and
•service and pay down our debt.
As of March 31, 2023, we had $45.0 million of cash and cash equivalents on hand. Our current level of cash and cash equivalents may not be sufficient to fund operations for the next twelve months following the issuance of the financial statements included in this Quarterly Report on Form 10-Q. As a result, there is substantial doubt regarding our ability to continue as a going concern for a period of one year from the date of this filing.
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
Recent Accounting Pronouncements
Refer to Note 18, Recent Accounting Pronouncements, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks
Our cash and cash equivalents balance as of March 31, 2023 consisted of cash and cash equivalents. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, including interest rate changes resulting from the impact of the COVID-19 pandemic. However, a sudden change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents balance. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our cash and cash equivalents balance.
We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 5.0% of total liabilities as of March 31, 2023.
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
As of March 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2023, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Information in response to this Item is incorporated herein by reference from Note 17, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
There have been no material changes from the risk factors set forth in our 2022 Form 10-K.

Item 6.    Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock	Form 8-K	001-36066	3.1	July 24, 2015

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	Form 10-Q	001-36066	3.4	August 9, 2021

3.5	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	March 14, 2023

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Form of Warrant Agreement issued to Hercules Capital, Inc.	Form 8-K	001-36066	4.1	June 29, 2017

4.3	Warrant Agreement issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.5	August 2, 2018

4.4	Warrant Agreement, dated as of August 5, 2020 issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.9	August 10, 2020

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
_________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May 2023.

Paratek Pharmaceuticals, Inc.

By:	/s/ Evan Loh M.D.
Evan Loh M.D.
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sarah Higgins
Sarah Higgins
Vice President, Finance (Principal Financial and Accounting Officer)