Form 10-Q
period 2023-06-30
Paratek Pharmaceuticals, Inc.
filed 2023-08-03
CIK 1178711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2023 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2023, there were 57,322,358 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
Paratek Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and par value amounts)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$42,685	$34,248
Restricted cash	125	125
Accounts receivable, net	42,291	74,657
Inventories, net	11,413	16,565
Other receivables	220	3,381
Prepaid and other current assets	8,493	7,866
Total current assets	105,227	136,842
Fixed assets, net	554	616
Goodwill	829	829
Right-of-use assets	1,645	1,782
Long-term inventories, net	36,382	31,314
Other long-term assets	1,155	1,155
Total assets	$145,792	$172,538
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,951	$5,308
Accrued expenses	34,803	31,210
Short-term debt	164,042	—
Other current liabilities	823	870
Total current liabilities	202,619	37,388
Long-term debt	94,285	256,946
Long-term lease liabilities	1,429	1,468
Accrued long-term compensation	46,565	45,325
Other liabilities	2,259	2,453
Total liabilities	$347,157	$343,580
Stockholders’ deficit
Preferred stock:
Undesignated preferred stock: $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 57,282,239 shares issued and outstanding as of June 30, 2023; and 200,000,000 shares authorized; 56,651,559 shares issued and outstanding as of December 31, 2022	57	56
Additional paid-in capital	763,723	759,351
Accumulated deficit	(965,145)	(930,449)
Total stockholders’ deficit	(201,365)	(171,042)
Total liabilities and stockholders’ deficit	$145,792	$172,538
See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue, net	$33,800	$25,082	$60,013	$45,000
Government contract service revenue	3,620	1,896	5,301	4,068
Government contract grant revenue	1,931	2,082	4,084	4,182
Collaboration and royalty revenue	642	577	1,831	1,248
Net revenue	$39,993	$29,637	$71,229	$54,498
Expenses:
Cost of product revenue	4,368	4,878	10,612	8,372
Research and development	8,772	7,592	16,080	15,069
Selling, general and administrative	36,264	30,335	69,753	57,937
Total operating expenses	49,404	42,805	96,445	81,378
Loss from operations	(9,411)	(13,168)	(25,216)	(26,880)
Other income and expenses:
Interest income	252	133	473	240
Interest expense	(5,287)	(4,546)	(9,763)	(9,025)
Other (losses) gains, net	(56)	(38)	(78)	138
Net loss before provision for income taxes	$(14,502)	$(17,619)	$(34,584)	$(35,527)
Provision for income taxes	(51)	—	(111)	—
Net loss	(14,553)	(17,619)	(34,695)	(35,527)
Other comprehensive (loss)
Unrealized (loss) on available-for-sale securities, net of tax	—	(53)	—	(224)
Comprehensive loss	$(14,553)	$(17,672)	$(34,695)	$(35,751)
Basic and diluted net loss per common share	$(0.25)	$(0.33)	$(0.61)	$(0.67)
Weighted average common stock outstanding
Basic	57,282,239	53,023,350	57,093,876	53,310,091
Diluted	57,282,239	53,023,350	57,093,876	53,310,091
See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(34,695)	$(35,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	93	275
Stock-based compensation expense	4,372	6,354
Noncash interest expense	2,226	2,725
Changes in operating assets and liabilities
Accounts receivable, other receivables, prepaid, and other current assets	34,901	187
Inventories	84	(6,958)
Operating lease right-of-use asset	137	404
Accounts payable and accrued expenses	1,236	(923)
Operating lease liability	(39)	(455)
Accrued long-term compensation	1,241	—
Other liabilities and other assets	(242)	309
Net cash provided (used) by operating activities	9,314	(33,609)
Investing activities
Purchase of fixed assets	(32)	(36)
Purchase of marketable securities	—	(15,160)
Net cash used in investing activities	(32)	(15,196)
Financing activities
Proceeds from sale of common stock, net of costs	—	7,330
Proceeds from the employee stock purchase plan and stock options	—	488
Principal payments on long-term debt	(845)
Net cash (used) provided by financing activities	(845)	7,818
Net increase (decrease) in cash, cash equivalents and restricted cash	8,437	(40,987)
Cash, cash equivalents and restricted cash at beginning of period	34,373	80,617
Cash, cash equivalents and restricted cash at end of period	$42,810	$39,630
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$6,791	$5,739
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Paid in-kind interest included in accrued expenses	$1,461	$2,011
See accompanying notes to unaudited condensed consolidated financial statements.

Paratek Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2022	56,651,559	$56	$759,351	$(930,449)	$(171,042)
Vesting of restricted stock unit awards	630,680	1	—	—	1
Stock-based compensation expense	—	—	2,146	—	2,146
Net loss	—	—	—	(20,143)	(20,143)
Balances at March 31, 2023	57,282,239	$57	$761,497	$(950,592)	$(189,038)
Stock-based compensation expense	—	—	2,226	—	2,226
Net loss	—	—	—	(14,553)	(14,553)
Balances at June 30, 2023	57,282,239	$57	$763,723	$(965,145)	$(201,365)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2021	51,711,809	$52	$739,053	$(9)	$(866,883)	$(127,787)
Exercise of stock options	729	—	6	—	—	6
Issuance of common stock, net of expenses	884,230	1	3,090	—	—	3,091
Vesting of restricted stock unit awards	426,582	—	—	—	—	—
Employee stock purchase plan expense	—	—	36	—	—	36
Unrealized (loss) on available-for-sale securities, net of tax	—	—	—	(171)	—	(171)
Stock-based compensation expense	—	—	2,433	—	—	2,433
Net loss	—	—	—	—	(17,910)	(17,910)
Balances at March 31, 2022	53,023,350	$53	$744,618	$(180)	$(884,793)	$(140,302)
Issuance of common stock, net of expenses	1,455,156	2	4,237	—	—	4,239
Employee stock purchase plan expense	—	—	29	—	—	29
Issuance of stock under the employee stock purchase plan	300,132	—	483	—	—	483
Unrealized gain on available-for-sale securities, net of tax	—	—	—	(53)	—	(53)
Stock-based compensation expense	—	—	3,856	—	—	3,856
Net loss	—	—	—	—	(17,619)	(17,619)
Balances at June 30, 2022	54,778,638	$55	$753,223	$(233)	$(902,412)	$(149,367)

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
On June 6, 2023, the Company announced it had entered into a definitive agreement, or the Merger Agreement, to be acquired by Gurnet Point Capital, or Gurnet Point, and Novo Holdings A/S, or Novo Holdings, in a transaction valued at approximately $462.0 million, including the assumption of debt and assuming full payment of a Contingent Value Right, or CVR. This transaction is referred to herein as the Merger. Debt financing of $175.0 million for the Merger will be provided by funds managed by Oaktree Capital Management, L.P.
Under the terms of the Merger Agreement, Gurnet Point, a leading healthcare investment firm, and Novo Holdings, a holding and investment company responsible for managing the assets and wealth of the Novo Nordisk Foundation, will acquire all outstanding shares of Paratek for $2.15 per share in cash, plus a CVR of $0.85 per share payable upon the achievement of $320.0 million in U.S. NUZYRA net sales (excluding certain permitted deductions, payments under Paratek's contract with ASPR-BARDA, certain government payments and certain royalty revenue) in any calendar year ending on or prior to December 31, 2026.
The transaction, which our Board of Directors has unanimously approved, is subject to customary closing conditions, including approval by our stockholders and receipt of regulatory approvals. Following completion, Paratek will become a private company and will no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, nor be traded on Nasdaq Global Market.
Between July 11, 2023 and July 27, 2023, the Company received eight demand letters, or the Demand Letters, each from a purported stockholder of the Company alleging to have identified purportedly materially misleading and incomplete statements in the preliminary proxy statement filed by the Company on June 30, 2023. Certain of the Demand Letters also purport to raise issues with aspects of the process that led to the Merger. Certain of those Demand Letters were served pursuant to Section 220 of the Delaware General Corporation Law and seek books and records of the Company related to the Merger. The Company believes the allegations asserted in the Demand Letters are without merit. Additional demand letters or lawsuits relating to the Merger may also be received and/or filed in the future.
The Company has incurred significant losses since inception in 1996. The Company has generated an accumulated deficit of $965.1 million through June 30, 2023 and may require substantial additional funding in connection with the

Company’s continuing operations to support clinical development and commercialization activities associated with NUZYRA. As of June 30, 2023, the Company had cash and cash equivalents of $42.7 million on hand.
The Company's current level of cash and cash equivalents may not be sufficient to fund operations for the next twelve months following the issuance of these financial statements. As a result, substantial doubt is deemed to exist regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.
If the transaction with Gurnet Point and Novo Holdings is not consummated, the Company expects to finance future cash needs primarily through a combination of product sales, royalties, public or private equity offerings, debt or other structured financings, strategic partnership opportunities, government funding and active management of cash and expenses through operational efficiencies. With the Company’s convertible notes coming due on May 1, 2024, the Company believes it will need to successfully execute one or more financing transactions prior to that date or otherwise risk bankruptcy. The Company anticipates that any such financing transactions, if they could be completed, would likely be substantially dilutive to current Company stockholders. Further, to fund our future cash needs in absence of the transaction with Gurnet Point and Novo Holdings, the Company’s plans would require it to significantly reduce its workforce, including substantial reductions among the sales force, without materially negatively impacting the Company’s ability to generate sales of NUZYRA or to otherwise successfully operate its business. The Company also anticipates that an amendment to the convertible notes would likely require the grant of a security interest, thereby restricting the Company’s ability to raise debt financing in the future. There can be no assurance that the Company would be successful in securing additional funds on acceptable terms, or at all. If additional funds are not available, the Company may be forced to cease operations, significantly reduce operating expenses or delay, curtail, or eliminate one or more of its development programs or its business operations.

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

The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future commercialization of NUZYRA as well as the development of the Company’s product candidates, the need to obtain compliant product from third-party manufacturers, the need to obtain marketing approval for the Company’s product candidates, the need to successfully commercialize and gain market acceptance of product candidates, the risks of manufacturing product with an external supply chain, dependence on key personnel, and compliance with government regulations as well as the risks discussed in the "Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 Form 10-K, and in the Company’s other filings with the U.S. Securities and Exchange Commission, or the SEC.
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
The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2023 and December 31, 2022, results of operations for the three and six month periods ended June 30, 2023 and June 30, 2022, cash flows for the six month periods ended June 30, 2023 and June 30, 2022 and changes in stockholders’ deficit for the three month periods ended March 31, 2023 and 2022 and three month periods ended June 30, 2023 and 2022.
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
Summary of Significant Accounting Policies
As of June 30, 2023, the Company’s significant accounting policies and estimates, which are detailed in the Company’s 2022 Form 10-K, have not changed.
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
Accounts receivable as of June 30, 2023 includes $38.8 million due from customers for sales of NUZYRA, net of prompt payment discounts, chargebacks, rebates and certain fees. Accounts receivable as of June 30, 2023 also includes $1.8 million of government contract service revenue earned under contract with the Biomedical Advanced Research and Development Authority, or the BARDA contract, $0.9 million of government contract grant revenue earned under the BARDA contract, and estimated revenue earned of $0.8 million of royalties on NUZYRA sales under the Zai Collaboration Agreement (as defined below), SEYSARA sales under the Almirall Collaboration Agreement (as defined below) and XERAVA TM (eravacycline) sales under the Tetraphase License Agreement (as defined below). Refer to Note 7, Government Contract Revenue for further information on the BARDA contract and to Note 8, License and Collaboration Agreements for further information on the Zai Collaboration Agreement, Almirall Collaboration Agreement and the Tetraphase License Agreement.
3.    Marketable Securities
The Company did not hold any marketable securities as of June 30, 2023 or December 31, 2022.

4.    Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statement of cash flows that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows (in thousands):

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$42,685	$39,505
Short-term restricted cash	125	—
Long-term restricted cash	—	125
Total cash, cash equivalents and restricted cash shown on the condensed consolidated statement of cash flows	$42,810	$39,630
Short-term restricted cash
The Company leases its Boston, Massachusetts office space under a non-cancelable operating lease. In accordance with the lease, the Company had a cash-collateralized irrevocable standby letter of credit in the amount of $0.3 million at March 31, 2022, naming the landlord as beneficiary. The $0.3 million letter of credit was refunded to the Company in April 2022 under the terms of the original lease agreement. The Company executed an amendment to the existing lease agreement in April 2021. In accordance with the amendment, the cash-collateralized irrevocable standby letter of credit was reduced to an insignificant amount as of June 30, 2023. Refer to Note 14, Leases, for further details.
5.    Inventories
The following table presents inventories, net (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$903	$903
Work in process	35,670	30,007
Finished goods	11,222	16,969
Total inventories	$47,795	$47,879
When recorded, inventory reserves reduce the carrying value of inventories to their net realizable value. The Company reviews inventories on hand at least quarterly and records provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. No inventory reserves existed as of June 30, 2023 and December 31, 2022.
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
The Company was in a net loss position as of June 30, 2023 and June 30, 2022. The following outstanding shares subject to stock options and RSUs, warrants to purchase shares of common stock, common stock issuable upon conversion of convertible debt and shares issuable under the Company’s employee stock purchase plan were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the three and six months ended June 30, 2023 and 2022 as indicated below:

	June 30,
	2023	2022
Excluded potentially dilutive securities (1):
Common stock issuable under outstanding convertible notes	10,377,361	10,377,361
Shares subject to outstanding options to purchase common stock	1,347,183	2,119,588
Unvested restricted stock units	4,246,457	7,213,532
Shares subject to warrants to purchase common stock	426,866	426,866
Shares issuable under employee stock purchase plan	907,451	159,738
Totals	17,305,318	20,297,085
(1) The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of June 30, 2023 and 2022. Such amounts have not been adjusted for the treasury-stock method or weighted-average outstanding calculations as required if the securities were dilutive.
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

In July 2023, the Company and BARDA further modified the amended BARDA contract to provide new development milestones associated with the achievement of specific anthrax development milestones for the next BARDA procurement. BARDA and the Company have agreed the next procurement of NUZYRA anthrax treatment courses will be split into two equal procurements based on the achievement of specific development milestones toward both treatment and PEP indications of pulmonary anthrax.
The first of these procurements will be triggered by the delivery of positive top-line data from a dose-ranging efficacy study for PEP of inhalation anthrax in non-human primates, or NHPs. The second of these procurements will be triggered by BARDA's receipt of positive top-line data from a combination of two studies: a dose-ranging efficacy study in NHPs and a pivotal efficacy study in rabbits for the treatment of inhalation anthrax. The trigger for the final procurement of NUZYRA continues to be the Company's receipt of sNDA approval from the FDA for the treatment of inhalation anthrax.
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

The remaining options under the amended BARDA contract include a maximum of approximately $79.0 million to provide for additional purchases of NUZYRA anthrax treatment courses, each of which may be exercised at BARDA’s discretion upon achievement of specific development milestones related to the anthrax treatment development program.
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
The Company recognized $5.3 million and $4.1 million of government contract service revenue under the BARDA contract during the six months ended June 30, 2023 and June 30, 2022, respectively. The Company recognized $3.6 million and $1.9 million of government contract service revenue under the BARDA contract during the three months ended June 30, 2023 and June 30, 2022, respectively.
As of June 30, 2023, the aggregate amount of transaction price allocated to remaining performance obligations, excluding unexercised contract options, was $52.6 million. The Company expects to recognize this amount as revenue over the next three to six years.
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
The Company recognized $4.1 million and $4.2 million of government contract grant revenue under the BARDA contract during the six months ended June 30, 2023 and June 30, 2022, respectively. The Company recognized $1.9 million and $2.1 million of government contract grant revenue under the BARDA contract during the three months ended June 30, 2023 and June 30, 2022, respectively.

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
As of June 30, 2023, $0.3 million of unbilled accounts receivable was recorded and is a component of accounts receivable, net on the Company’s condensed consolidated balance sheet. As of December 31, 2022, $1.0 million of unbilled accounts receivable was recorded and is a component of accounts receivable, net on the Company’s condensed consolidated balance sheet.
As of June 30, 2023 and December 31, 2022, there was no deferred revenue recorded as a component of other current liabilities on the Company’s condensed consolidated balance sheet associated with the BARDA contract. The Company recognized the deferred revenue balance into net NUZYRA product revenue upon delivery of the second BARDA procurement in December 2022. In conjunction with the second NUZYRA procurement, the Company also recorded a $0.3 million contract asset, as a component of prepaid and other current assets, on the Company's consolidated balance sheet as of December 31, 2022. As of June 30, 2023, an insignificant net contract asset was recorded as a component of prepaid and other current assets on the Company's consolidated balance sheet.
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
In accordance with the Company’s revenue recognition policy, the Company recognized an insignificant amount of royalty revenue during the three and six months ended June 30, 2023 and June 30, 2022 under the Tetraphase License Agreement.
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

Based on these assessments, the Company determined that two performance obligations existed at the outset of the Zai Collaboration Agreement: (i) the exclusive license combined with the initial technology transfer and (ii) the transfer of certain materials. The Company has recognized $21.5 million in milestone revenue, as described above, under the Zai Collaboration Agreement as of June 30, 2023. The performance obligation to deliver the license was satisfied in 2017 and research and development services were completed by December 2021. Milestone payments are recognized as revenue when the risk of significant reversal is resolved, generally when the milestone event occurs. Therefore, the $6.0 million milestone payment upon regulatory approval of NUZYRA in the People’s Republic of China was recognized in December 2021.
As of June 30, 2023 and December 31, 2022 there was no deferred revenue recorded as a component of other current liabilities on the Company’s condensed consolidated balance sheet associated with the Zai Collaboration Agreement.
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
Royalty payments are recognized when the sales occur. During the six months ended June 30, 2023 and June 30, 2022, the Company recognized $0.6 million and $0.9 million of royalty revenue, respectively, for sales of SEYSARA in the U.S. by Almirall under the Almirall Collaboration Agreement. During the three months ended June 30, 2023 and June 30, 2022, the Company recognized $0.1 million and $0.4 million of royalty revenue, respectively, for sales of SEYSARA in the U.S. by Almirall under the Almirall Collaboration Agreement. Royalty revenue recognized for sales of SEYSARA in the U.S. is estimated using third-party data and an approximation of discounts and allowances to calculate net product sales, to which the Company then applies the applicable royalty percentage specified in the Almirall Collaboration Agreement. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, which is expected to be the following quarter.
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
During the six months ended June 30, 2023 and June 30, 2022, the Company incurred $0.9 million and $0.7 million of royalty expense, respectively, under the Tufts License Agreement. During the three months ended June 30, 2023 and June 30, 2022, the Company incurred $0.5 million and $0.4 million of royalty expense, respectively, under the Tufts License Agreement.

Past Collaborations
Novartis International Pharmaceutical Ltd.
In September 2009, the Company and Novartis International Pharmaceutical Ltd., or Novartis, which merged into Novartis Pharma AG, a wholly owned subsidiary of Novartis AG, entered into a Collaborative Development, Manufacture and Commercialization License Agreement, or the Novartis Agreement, which provided Novartis with a global, exclusive patent and technology license for the development, manufacturing and marketing of omadacycline. The Novartis Agreement was terminated by Novartis without cause in June 2011 and the termination was effective 60 days later. The Company and Novartis subsequently entered in a letter agreement in January 2012, or the Novartis Letter Agreement, as amended, pursuant to which we reconciled shared development costs and expenses and granted Novartis a right of first negotiation with respect to commercialization rights of omadacycline following approval of omadacycline from the FDA, European Medicines Agency, or EMA, or any regulatory agency, but only to the extent the Company had not previously granted such commercialization rights related to omadacycline to another third-party as of any such approval. The Company also agreed to pay Novartis a 0.25% royalty, to be paid from net sales received by the Company in any country following the launch of omadacycline in that country and continuing until the later of expiration of the last active valid patent claim covering such product in the country of sale and 10 years from the date of first commercial sale in such country. The first royalty payment became payable as of March 31, 2019. The amended Novartis Letter Agreement resulted in a long-term liability in the amount of $2.3 million and $2.5 million as of June 30, 2023 and December 31, 2022, respectively, included within “Other Liabilities” on the Company’s consolidated balance sheet. In addition, short-term liabilities of $0.4 million and $0.4 million included within “Other Current Liabilities” on our consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively, represent the portion of royalty payments due to Novartis within twelve months of each balance sheet date. There are no other payment obligations under the Novartis Agreement or the amended Novartis Letter Agreement.
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
As of July 31, 2023, $23.3 million remains available for sale under the Sales Agreement.
On May 9, 2023, the Company filed a registration statement on Form S-3 with the SEC to sell certain of its securities in an aggregate amount of up to $250.0 million. As of July 31, 2023, $250.0 million remains available on this shelf registration statement.

10.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued sales allowances	$14,823	$9,555
Accrued compensation	6,997	11,339
Accrued interest	2,401	2,392
Accrued commercial	2,693	2,668
Accrued inventory	20	327
Accrued contract research	2,164	1,989
Accrued professional fees	609	702
Accrued manufacturing	527	826
Accrued other	606	1,132
Accrued legal costs	3,963	280
Total	$34,803	$31,210
11.    Fair Value Measurements
Financial instruments, including cash, cash equivalents, restricted cash, money market funds, U.S. treasury securities, accounts receivable, accounts payable, and accrued expenses are carried on the condensed consolidated financial statements at amounts that approximate fair value. The fair value of the Company’s long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date. The fair value of the Company’s debt (including the Notes as defined in Note 13, Debt), was $256.5 million as of June 30, 2023 and $227.2 million as of December 31, 2022. The fair value of the Company’s debt was determined using Level 2 inputs. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.
There were no financial assets and liabilities measured at fair value as of June 30, 2023 and December 31, 2022.
12.    Stock-Based and Incentive Compensation
Stock-based Compensation
The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expense	$308	$515	$614	$692
Selling, general and administrative expense	1,918	3,371	3,758	5,662
Total stock-based compensation expense	$2,226	$3,886	$4,372	$6,354
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

	Six Months Ended June 30,
	2023	2022
Volatility	66.6%	62.2%
Risk-free interest rate	3.8%	2.3%
Expected dividend yield	0.0%	0.0%
Expected life of options (in years)	6.1	5.9
Stock Plan Activity
The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Equity Incentive Plan, or the 2015 Plan, which was approved by Company stockholders at the annual meeting of stockholders held on June 9, 2015. As of June 30, 2023, there are 4,545,170 shares available for future issuance under the 2015 Plan.
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
During the six months ended June 30, 2023, the Company’s Board of Directors granted 140,000 RSUs to directors of the Company under the 2015 Plan. The RSU awards granted to directors of the Company during the six months ended June 30, 2023, are subject to time-based vesting over a period of one year.
Performance-based RSU, or PRSU, awards granted to certain executives and employees of the Company in prior years remained outstanding and probable as of June 30, 2023, and will vest as follows: 15/55 of the February 2020 grants will vest on achievement of certain clinical milestones related to NUZYRA, and 25/55 and 10/55 of the March 2021 grants will vest on certain net product revenue achievements and on achievement of certain clinical milestones related to NUZYRA, respectively.
The Company’s Board of Directors adopted the Paratek Pharmaceuticals, Inc. 2015 Inducement Plan, or the 2015 Inducement Plan, in accordance with Nasdaq Rule 5635(c)(4), reserving 360,000 shares of common stock solely for the grant of inducement stock options to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company. The Company has not made any grants under the 2015 Inducement Plan since December 31, 2015. Although the Company does not currently anticipate the issuance of additional grants under the 2015 Inducement Plan, as of June 30, 2023, 341,500 shares remain available for grant under that plan, as well as any shares underlying outstanding stock options that may become available for grant pursuant to the plan’s terms. It is therefore possible that the Company may, based on the business and recruiting needs of the Company, issue additional stock options under the 2015 Inducement Plan.
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
During the six months ended June 30, 2023, the Company’s Board of Directors granted 8,400 stock options and 7,000 RSU awards to employees of the Company under the 2017 Inducement Plan. The stock option awards are generally subject to time-based vesting over a period of one to four years. The RSU awards are generally subject to time-based vesting, with 100% of the shares of common stock subject to the RSU award vesting three years from the grant date. As of June 30, 2023, 773,085 shares remain available for grant under the 2017 Inducement Plan, as well as any shares underlying awards that may become available for grant pursuant to the plan’s terms.

Stock Options
A summary of stock option activity for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	1,374,152	$11.14	5.84
Granted	8,400	$1.99
Exercised	—	$—
Cancelled or forfeited	(35,369)	$6.61
Outstanding at June 30, 2023	1,347,183	$11.20	5.31	$—
Exercisable at June 30, 2023	1,124,469	$12.67	4.68	$—
The total intrinsic value of stock options granted, cancelled or forfeited was insignificant for the six months ended June 30, 2023.
Restricted Stock Units
A summary of RSU activity for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	4,752,538	$5.10
Granted	147,000	2.05
Released	(630,680)	4.38
Forfeited	(22,401)	3.51
Unvested balance at June 30, 2023	4,246,457	$5.11
Total unrecognized stock-based compensation expense for all stock-based awards was $6.8 million as of June 30, 2023. This amount will be recognized over a weighted-average period of 1.14 years.
2009 Employee Stock Purchase Plan
In June 2009, at the annual meeting of stockholders, the stockholders of the Company approved the 2009 Employee Stock Purchase Plan, or the 2009 ESPP. As of June 30, 2023, 36,539 shares were available for issuance under the 2009 ESPP. Since the merger involving privately-held Paratek Pharmaceuticals, Inc. and Transcept Pharmaceuticals, Inc., the Company has not made the 2009 ESPP available to employees.
2018 Employee Stock Purchase Plan
The Company’s Board of Directors adopted, and in June 2018 Company’s stockholders approved, the Paratek Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan, or the 2018 ESPP. The 2018 ESPP was amended in October 2018 to change the commencement dates of the offering periods. The maximum aggregate number of shares of the Company’s common stock that may be purchased under the 2018 ESPP is 943,294 shares, or the ESPP Share Pool, subject to adjustment as provided for in the 2018 ESPP. The ESPP Share Pool represented 3% of the total number of shares of our common stock outstanding as of March 31, 2018. The 2018 ESPP allows eligible employees to purchase shares during certain offering periods, which will be six-month periods commencing June 1 and ending November 30 and commencing December 1 and ending May 31 of each year. The first offering under the 2018 ESPP was December 1, 2018. On June 6, 2023, the Company's stockholders approved the Amended and Restated Employee Stock Purchase Plan, which increased the number of authorized shares of common stock under the plan from 943,294 to 1,793,067 shares. As of June 30, 2023, 870,912 shares remained available for issuance under the 2018 ESPP.

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

The Company recognizes the compensation cost over the requisite service period, to the extent achievement of the performance condition is deemed probable relative to targeted performance. The performance condition under Tranche 1 of the Plan was deemed probable during 2021. The performance condition under Tranche 2 was deemed probable during 2022. Accordingly, approximately $0.6 million of compensation expense was recognized during the six months ended June 30, 2023. Compensation expense of $0.5 million was recognized during the six months ended June 30, 2022. Compensation cost of $45.9 million and $45.3 million is included in accrued long-term compensation in the Company’s consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively. Accrued interest of $0.7 million is included in accrued long-term compensation in the Company's consolidated balance sheet as of June 30, 2023. No accrued interest existed as of December 31, 2022 as the achievement of the Tranche 1 milestone occurred during the six months ended June 30, 2023.
13.    Debt
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
The R-Bridge Loan Agreement contains certain customary affirmative covenants, including those relating to: use of proceeds; maintenance of books and records; financial reporting and notification; compliance with laws; and protection of Company intellectual property. The R-Bridge Loan Agreement also contains certain customary negative covenants, barring the Subsidiary from: certain fundamental transactions; issuing dividends and distributions; incurring additional indebtedness outside of the ordinary course of business; engaging in any business activity other than related to the Zai Collaboration Agreement; and permitting any additional liens on the collateral provided to the R-Bridge Lender under the

R-Bridge Loan Agreement. As of June 30, 2023, the Company was in compliance with all covenants under the R-Bridge Loan Agreement.
An ancillary agreement executed by the Company and the Subsidiary in respect of the Revenue Interest, contains negative covenants applicable to the Company, including restrictions on the sale or transfer of our assets related to NUZYRA and giving rise to the Revenue Interest, each subject to the exceptions set forth therein.
The R-Bridge Loan Agreement contains customary defined events of default, upon which any outstanding principal, unpaid interest, and other obligations of the Subsidiary, shall be immediately due and payable by the Subsidiary. These include: failure to pay any principal or interest when due; failure to pay the Capped Amount when due following a non-qualified change of control of the Company, any uncured breach of a representation, warranty or covenant; any uncured failure to perform or observe covenants; any uncured breach of our representations, warranties or covenants under an ancillary agreement executed by the Company and the Subsidiary in respect of the Royalty Interest; any termination of the Zai Collaboration Agreement; and certain bankruptcy or insolvency events. No events of default had occurred under the R-Bridge Loan Agreement through June 30, 2023.
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
The following table summarizes the impact of the R-Bridge Loan Agreement on the Company’s condensed consolidated balance sheets at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Principal debt including paid-in-kind interest	$58,960	$59,806
Unamortized debt discount and issuance costs	(1,071)	(1,205)
Carrying value	$57,889	$58,601
In accordance with the terms of the R-Bridge Loan Agreement, the Company repaid approximately $0.8 million of the outstanding principal balance during the six months ended June 30, 2023, comprised of the excess of the Collection Amount over accrued interest on the loan for the six months ended June 30, 2023.

The Company recognized coupon interest expense of $2.1 million and $2.2 million, and an insignificant amount of amortization expense on debt issuance costs, on the R-Bridge Loan Agreement for the six months ended June 30, 2023 and June 30, 2022, respectively. The Company recognized coupon interest expense of $1.1 million, and an insignificant amount of amortization expense on debt issuance costs, on the R-Bridge Loan Agreement for each of the three months ended June 30, 2023 and June 30, 2022.
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
The following table summarizes the impact of the Royalty-Backed Loan Agreement on the Company’s condensed consolidated balance sheets at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Principal debt including paid-in-kind interest	$37,849	$36,388
Unamortized debt issuance costs	(1,453)	(1,532)
Carrying value	$36,396	$34,856
During the six months ended June 30, 2023, $1.5 million of paid-in-kind interest was capitalized and added to the principal balance of the loan, which represents the shortfall between the interest owed, and the Almirall Collaboration Agreement royalty payments received.

The Company recognized coupon interest expense of $2.2 million and $2.0 million for the six months ended June 30, 2023 and June 30, 2022, respectively, and an insignificant amount of amortization expense on the debt issuance costs on the Royalty-Backed Loan Agreement for each of the six months ended June 30, 2023 and June 30, 2022. The Company recognized coupon interest expense of $1.1 million and $1.0 million, for the three months ended June 30, 2023 and June 30, 2022, respectively, and an insignificant amount of amortization expense on debt issuance costs, on the Royalty-Backed Loan Agreement for each of the three months ended June 30, 2023 and June 30, 2022.
Short-Term Debt
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
The following table summarizes the impact of the Notes on the Company’s condensed consolidated balance sheets at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Principal debt	$165,000	$165,000
Unamortized debt issuance costs	(958)	(1,511)
Carrying value	$164,042	$163,489
The Company recognized coupon interest expense of $3.9 million for each of the six months ended June 30, 2023 and June 30, 2022, and amortization expense on the debt issuance costs of $0.6 million and $0.5 million on the Notes for the six months ended June 30, 2023 and June 30, 2022, respectively. The Company recognized coupon interest expense of $2.0 million and amortization expense on the debt issuance costs of $0.3 million for each of the three months ended June 30, 2023 and June 30, 2022.
Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability rather than capitalized as an asset in accordance with ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.
Long-term debt on the Company’s consolidated balance sheets at June 30, 2023 includes the carrying value of the R-Bridge Loan Agreement and the Royalty-Backed Loan Agreement. Long-term debt on the Company's consolidated balance sheets at December 31, 2022 includes the carrying value of the R-Bridge Loan Agreement, the Notes and the Royalty-Backed Loan Agreement. Short-term debt on the Company's consolidated balance sheets at June 30, 2023 includes the carrying value of the Notes. The Company had no short-term debt on its consolidated balance sheet at December 31, 2022.
14.    Leases
Operating Leases
The Company leases its Boston, Massachusetts and King of Prussia, Pennsylvania office spaces under non-cancelable operating leases expiring in 2023 and 2026, respectively.
The Company executed an amendment to the existing lease agreement on its Boston office space in April 2021. The amended lease agreement released 8,104 rentable square feet of office space and extended the lease term for the remaining 4,153 rentable square feet of office space through August 2023 for an additional commitment of $0.4 million. In accordance with the amendment, a cash-collateralized irrevocable standby letter of credit for the lease was reduced to an insignificant amount as of June 30, 2023. In July 2023, the Company extended its lease agreement on its Boston office space on a month-to-month basis, commencing on September 1, 2023.
The Company executed an amended lease agreement on its King of Prussia office space in November 2022. The amended lease agreement extended the lease term through September 2026 for an additional commitment of $1.2 million.
The total operating lease liability is presented on the Company’s condensed consolidated balance sheet based on maturity dates. Approximately $0.4 million of the total operating liabilities is classified under “Other Current Liabilities” for the portion due within twelve months of June 30, 2023, and $1.4 million is classified under “Long-Term Lease Liability”.

15.    Income Taxes
The Company recorded an insignificant provision for income taxes for the three and six months ended June 30, 2023 and no provision for income taxes for the three and six months ended June 30, 2022.
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
16.    Product Revenue
To date, the Company’s only source of product revenue has been from NUZYRA product sales beginning in February 2019 when NUZYRA launched in the U.S. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Patient assistance	Total
Balance at December 31, 2022	$1,409	$7,552	$413	$181	$9,555
Provision related to current period sales	5,527	21,760	626	851	28,764
Adjustment related to prior period sales	154	556	608	—	1,318
Credit or payments made during the period	(4,727)	(18,106)	(1,039)	(942)	(24,814)
Balance at June 30, 2023	$2,363	$11,762	$608	$90	$14,823
17.    Commitments and Contingencies
In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2023, the Company was not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on the Company’s financial position. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of executive management or affiliate of the Company is either a party adverse to the Company or the Company’s subsidiaries or has a material interest adverse to the Company or the Company’s subsidiaries.
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
SEYSARA® (sarecycline) is an FDA-approved product that we have exclusively licensed in the U.S. and the People’s Republic of China, Hong Kong, Macau and Taiwan, certain rights to Almirall, LLC, or Almirall. SEYSARA is currently being marketed by Almirall in the U.S. as a once-daily oral therapy for the treatment of moderate to severe acne vulgaris. With respect to our technology as it relates to sarecycline, we retain development and commercialization rights in all countries other than the U.S., the People's Republic of China, Hong Kong, Macau and Taiwan, and in February 2020, we exclusively licensed from Almirall certain technology owned or in-licensed by Almirall or its affiliates that is necessary or useful to develop or commercialize sarecycline outside of the U.S. Almirall plans to develop sarecycline for acne in China, with a submission to the NMPA expected in 2023, according to Almirall.
We believe that NUZYRA has the potential to become the primary choice of physicians for use as a once-daily broad-spectrum monotherapy oral and IV antibiotic for ABSSSI, CABP and other serious community-acquired bacterial infections where resistance is of concern. NUZYRA is used in the emergency room, hospital, and community care settings. We have designed NUZYRA to provide potential advantages over existing antibiotics, including activity against resistant bacteria, broad-spectrum antibacterial activity, oral and IV formulations with once-daily dosing, and no dosing adjustments for patients on concomitant medications and a generally safe and well-tolerated profile. NUZYRA also has the potential to be used as a once-daily oral and IV antibiotic for the treatment of non-tuberculous mycobacteria, or NTM, and pulmonary anthrax, where it could be suitable for both the treatment and post-exposure prophylaxis, or PEP, of anthrax as a priority medical countermeasure.

In December 2019, we entered into the BARDA contract, which is a five-year contract with an option to extend to ten years. The BARDA contract could result in payments to the Company of up to approximately $303.6 million and consists of a five-year base period-of-performance and a total contract period-of-performance (base period plus option exercises) of up to ten years. The BARDA contract supports the development of NUZYRA for the treatment of pulmonary anthrax, FDA post-marketing requirements, or PMRs, associated with the initial NUZYRA approval, and the ability for BARDA to procure up to 10,000 treatment courses of NUZYRA for use against potential biothreats. In September 2021, we and BARDA modified the original BARDA contract, herein referred to as the amended BARDA contract, to provide additional funding to expand the development of NUZYRA under an FDA Animal Efficacy Rule development program to support a sNDA to the FDA to include PEP in addition to the treatment of pulmonary anthrax, herein referred to as the amended option.
In July 2023, we and BARDA further modified the amended BARDA contract to provide new development milestones associated with the achievement of specific anthrax development milestones for the next BARDA procurement of NUZYRA® (omadacycline). We and BARDA have agreed the next procurement of NUZYRA anthrax treatment courses will be split into two equal procurements based on the achievement of specific development milestones toward both treatment and PEP indications of pulmonary anthrax.
The first of these procurements will be triggered by the delivery of positive top-line data from a dose-ranging efficacy study for PEP of inhalation anthrax in non-human primates, or NHPs. We expect this data to be available in the first quarter of 2024. The second of these procurements will be triggered by BARDA's receipt of positive top-line data from a combination of two studies: a dose-ranging efficacy study in NHPs and a pivotal efficacy study in rabbits for the treatment of inhalation anthrax, which we anticipate could be available as early as the fourth quarter of 2024. The trigger for the final procurement of NUZYRA continues to be our receipt of sNDA approval from the FDA for the treatment of inhalation anthrax. We will provide further specificity on these timelines as the anthrax development program progresses.
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
The FDA granted Fast Track designation for the oral and IV formulations of NUZYRA for the treatment of NTM caused by both MAB and MAC in July 2022. We hosted an Investor Day in October 2022 that updated investors on the global market opportunity for NTM in both MAB and MAC, and laid the foundation for ex-U.S. partnering discussions. This event highlighted the significant global unmet medical need for patients suffering from this chronic, rare and life-threatening pulmonary disease and summarized key takeaways from our ongoing scientific program in NTM that includes the first randomized, placebo-controlled Phase 2b study being conducted in patients with NTM pulmonary disease caused by MAB. In February 2023, we held our fifth meeting in the last 12 months with the Pharmaceuticals and Medical Devices Agency, or PMDA, and have aligned on the registration program for NTM abscessus in Japan. The completion of this regulatory process is an important milestone in creating momentum in our ongoing discussions with potential partners in this country. Additionally, the European Medicines Agency, or EMA, Committee for Orphan Medicinal Products, or COMP, recommended a positive opinion for orphan medicinal product designation for NUZYRA for the treatment of NTM lung disease in June 2023. The European Commission officially designated NUZYRA as an orphan medicinal product in July 2023.
On June 6, 2023, we announced that we had entered into a definitive agreement, or the Merger Agreement, to be acquired by Gurnet Point Capital, or Gurnet Point, and Novo Holdings A/S, or Novo Holdings, in a transaction valued at approximately $462.0 million, including the assumption of debt and assuming full payment of a Contingent Value Right CVR. This transaction is referred to herein as the Merger. Debt financing of $175.0 million for this transaction will be provided by funds managed by Oaktree Capital Management, L.P.

Under the terms of the Merger Agreement, Gurnet Point, a leading healthcare investment firm, and Novo Holdings, a holding and investment company responsible for managing the assets and wealth of the Novo Nordisk Foundation, will acquire all of our outstanding shares for $2.15 per share in cash, plus a CVR of $0.85 per share payable upon the achievement of $320.0 million in U.S. NUZYRA net sales (excluding certain permitted deductions, payments under our contract with ASPR-BARDA, certain government payments and certain royalty revenue) in any calendar year ending on or prior to December 31, 2026.

The transaction, which our Board of Directors has unanimously approved, is expected to close in the third quarter of 2023, subject to customary closing conditions, including approval by our stockholders and receipt of regulatory approvals. Following completion, we will become a private company and will no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, nor be traded on Nasdaq Global Market.
Between July 11, 2023 and July 27, 2023, the Company received eight demand letters, or the Demand Letters, each from a purported stockholder of the Company alleging to have identified purportedly materially misleading and incomplete statements in the preliminary proxy statement filed by the Company on June 30, 2023. Certain of the Demand Letters also purport to raise issues with aspects of the process that led to the Merger. Certain of those Demand Letters were served pursuant to Section 220 of the Delaware General Corporation Law and seek books and records of the Company related to the Merger. The Company believes the allegations asserted in the Demand Letters are without merit. Additional demand letters or lawsuits relating to the Merger may also be received and/or filed in the future.
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
We have incurred significant losses since our inception in 1996. Our accumulated deficit at June 30, 2023 was $965.1 million and our net loss for the six months ended June 30, 2023 was $34.7 million. A substantial amount of our net losses resulted from costs incurred in connection with our research and development programs and selling, general and administrative costs associated with our operations. The net losses and negative operating cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate offsetting revenue. We expect to continue to incur significant expenses and operating losses for the next several years.
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
Under the terms of the BARDA contract, BARDA can procure up to 10,000 anthrax treatment courses of NUZYRA. As of June 30, 2023, the first two of four 2,500 treatment courses of NUZYRA have been purchased by BARDA. The product procurement performance obligations generate revenue at a point in time, which is upon transfer of control of the product. As such, the related revenue for these performance obligations is recognized at a point in time as product revenue within our consolidated statement of operations. Refer to Note 7, Government Contract Revenue to the interim condensed consolidated financial statements included in this report for further discussion of the BARDA contract and related revenue recognition.
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
We manage certain activities, such as clinical trial operations, manufacture of clinical trial material, and preclinical animal toxicology studies, through third-party contract organizations. The only costs we track by each product candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies except as required by the BARDA contract. Our research and development expenses for omadacycline and other projects during the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Omadacycline costs	$6,268	$4,986	$10,833	$10,067
Other research and development costs	2,504	2,606	5,247	5,002
Total	$8,772	$7,592	$16,080	$15,069
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
Results of Operations
Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended June 30,
(in thousands)	2023	2022	$ Change
Product revenue, net	$33,800	$25,082	$8,718
Government contract service revenue	3,620	1,896	1,724
Government contract grant revenue	1,931	2,082	(151)
Collaboration and royalty revenue	642	577	65
Net revenue	$39,993	$29,637	$10,356
Expenses:
Cost of product revenue	4,368	4,878	(510)
Research and development	8,772	7,592	1,180
Selling, general and administrative	36,264	30,335	5,929
Total operating expenses	49,404	42,805	6,599
Loss from operations	(9,411)	(13,168)	3,757
Other income and expenses:
Interest income	252	133	119
Interest expense	(5,287)	(4,546)	(741)
Other (losses) gains, net	(56)	(38)	(18)
Net loss before provision for income taxes	$(14,502)	$(17,619)	$3,117
Provision for income taxes	(51)	—	(51)
Net loss	(14,553)	(17,619)	3,066
Product Revenue, Net
Net product revenue recognized on sales of NUZYRA in the U.S. was $33.8 million and $25.1 million for the three months ended June 30, 2023 and June 30, 2022, respectively. The increase in net product revenue is primarily the result of an increase in sales volume due to higher customer demand during the three months ended June 30, 2023.
Government Contract Service Revenue
Government contract service revenue earned under our BARDA contract was $3.6 million and $1.9 million for the three months ended June 30, 2023 and June 30, 2022, respectively. The increase in government contract service revenue was primarily due to additional work performed under the anthrax development program.
Government Contract Grant Revenue
Government contract grant revenue earned under our BARDA contract was $1.9 million and $2.1 million for the three months ended June 30, 2023 and June 30, 2022, respectively. Government contract grant revenue recognized in both periods represents the reimbursement under the BARDA contract of costs incurred for our on-going post-marketing required clinical studies.

Collaboration and Royalty Revenue
Collaboration and royalty revenue was $0.6 million for each of the three months ended June 30, 2023 and June 30, 2022. Royalty revenue recognized primarily reflects royalty revenues earned on sales of NUZYRA in China and on sales of SEYSARA in the United States.
Cost of Product Revenue
Cost of product revenue was $4.4 million for the three months ended June 30, 2023, compared to $4.9 million for the three months ended June 30, 2022. The decrease is primarily the result of a decrease in product samples distributed, partially offset by an increase in NUZYRA product sales during the three months ended June 30, 2023.
Research and Development Expense
Research and development expenses were $8.8 million for the three months ended June 30, 2023, compared to $7.6 million for the three months ended June 30, 2022. The increase in research and development expenses was primarily due to the timing of costs incurred for activities reimbursed under the BARDA contract.
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
Selling, General and Administrative Expense
Selling, general and administrative expenses were $36.3 million for the three months ended June 30, 2023, compared to $30.3 million for the three months ended June 30, 2022. The increase is primarily the result of costs incurred in connection with the potential acquisition of Paratek by Gurnet Point and Novo Holdings, as well as higher sales and marketing costs.
We expect a modest increase in selling, general and administrative expenses in future periods in support of our expansion into the community setting and other commercial activities, as well as the continued costs of operating as a public company if the transaction with Gurnet Point and Novo Holdings is not consummated. This will include costs for travel, in-person training events and sales meetings, executing marketing and promotional programs, engaging consultants, legal and other professional fees, and other operating expenses.
Other Income and Expenses
Interest expense for the three months ended June 30, 2023 represents interest incurred on the Notes of $2.2 million, the Royalty-Backed Loan Agreement of $1.2 million, the R-Bridge Loan Agreement of $1.1 million, and interest on the Revenue Performance Incentive Plan of $0.7 million. Interest income for the three months ended June 30, 2023 represents interest earned on our money market funds.
Interest expense for the three months ended June 30, 2022 represents interest incurred on the Notes of $2.2 million, the R-Bridge Loan Agreement of $1.2 million, and the Royalty-Backed Loan Agreement of $1.1 million, and insignificant interest expense related to money market funds and marketable securities. Interest income for the three months ended June 30, 2022 represents interest earned on our money market funds and marketable securities.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
(in thousands)	2023	2022	$ Change
Product revenue, net	$60,013	$45,000	$15,013
Government contract service revenue	5,301	4,068	1,233
Government contract grant revenue	4,084	4,182	(98)
Collaboration and royalty revenue	1,831	1,248	583
Net revenue	$71,229	$54,498	$16,731
Expenses:
Cost of product revenue	10,612	8,372	2,240
Research and development	16,080	15,069	1,011
Selling, general and administrative	69,753	57,937	11,816
Total operating expenses	96,445	81,378	15,067
Income (loss) from operations	(25,216)	(26,880)	1,664
Other income and expenses:
Interest income	473	240	233
Interest expense	(9,763)	(9,025)	(738)
Other gains (losses), net	(78)	138	(216)
Net loss before provision for income taxes	$(34,584)	$(35,527)	$943
Provision for income taxes	(111)	0	(111)
Net loss	(34,695)	(35,527)	832
Product Revenue, Net
Net product revenue recognized on sales of NUZYRA in the U.S. was $60.0 million and $45.0 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase in net product revenue is primarily the result of an increase in sales volume due to higher customer demand during the six months ended June 30, 2023.
Government Contract Service Revenue
Government contract service revenue earned under our BARDA contract was $5.3 million and $4.1 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase in government contract service revenue is primarily due to the timing of work performed under the anthrax development program.
Government Contract Grant Revenue
Government contract grant revenue earned under our BARDA contract was $4.1 million and $4.2 million during the six months ended June 30, 2023 and June 30, 2022, respectively. Government contract grant revenue recognized in both periods represents the reimbursement under the BARDA contract of costs incurred for our on-going post-marketing required clinical studies.
Collaboration and Royalty Revenue
Collaboration and royalty revenue was $1.8 million and $1.2 million for the six months ended June 30, 2023 and June 30, 2022, respectively. Royalty revenue recognized primarily reflects royalty revenues earned on sales of NUZYRA in China and on sales of SEYSARA in the United States. The increase in collaboration and royalty revenue is primarily the result of an increase on initial sales of NUZYRA in China.

Cost of Product Revenue
Cost of product revenue was $10.6 million for the six months ended June 30, 2023, compared to $8.4 million for the six months ended June 30, 2022. The increase is primarily the result of an increase in NUZYRA product sales during the six months ended June 30, 2023.
Research and Development Expense
Research and development expenses were $16.1 million for the six months ended June 30, 2023, compared to $15.1 million for the six months ended June 30, 2022. The increase in research and development expenses was primarily due to costs for activities reimbursed under the BARDA contract, analytical testing, and other non-clinical studies.
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
Selling, General and Administrative Expense
Selling, general and administrative expenses were $69.8 million for the six months ended June 30, 2023, compared to $57.9 million for the six months ended June 30, 2022. The increase is primarily the result of costs incurred in connection with the potential acquisition of Paratek by Gurnet Point and Novo Holdings, as well as higher sales and marketing costs.
We expect a modest increase in selling, general and administrative expenses in future periods in support of our expansion into the community setting and other commercial activities, as well as the continued costs of operating as a public company if the transaction with Gurnet Point and Novo Holdings is not consummated. This will include costs for travel, in-person training events and sales meetings, executing marketing and promotional programs, engaging consultants, legal and other professional fees, and other operating expenses.
Other Income and Expenses
Interest expense for the six months ended June 30, 2023 represents interest incurred on the Notes of $4.5 million, the Royalty-Backed Loan Agreement of $2.3 million, the R-Bridge Loan Agreement of $2.2 million, and interest on the Revenue Performance Incentive Plan of $0.7 million. Interest income for the six months ended June 30, 2023 represents interest earned on our money market funds and marketable securities.
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

Liquidity and Capital Resources
On May 9, 2023, we filed a registration statement on Form S-3 with the SEC to sell certain of our securities in an aggregate amount of up to $250.0 million. As of July 31, 2023, $250.0 million remains available on this shelf registration statement. On May 17, 2021, we entered into an At-the-Market Sales Agreement, or the Sales Agreement, with BTIG, LLC, or BTIG, under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through BTIG as our sales agent. Sales of our common stock through BTIG, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on the Nasdaq Global Market or any other existing trading market for its common stock. BTIG will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay BTIG a commission of 3% of the gross sales proceeds of any common stock sold through BTIG under the Sales Agreement. As of July 31, 2023, $23.3 million remains available for sale under the Sales Agreement.
We have used and we intend to continue to use the net proceeds from the above offerings of our common stock and the Notes, as well as other current and retired long-term debt agreements, together with our existing capital resources and future NUZYRA product sales, government contract revenue and royalty revenue, to fund our ongoing company operations, including clinical studies of omadacycline, NUZYRA commercial operations, and for working capital and other general corporate purposes. Refer to Note 13, Debt, for further details on our loan agreements, which include the R-Bridge Loan Agreement, the Notes, and the Royalty-Backed Loan Agreement.
As of June 30, 2023, we had cash and cash equivalents of $42.7 million.
The following table summarizes our cash provided by and used in operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided (used) by operating activities	$9,314	$(33,609)
Net cash used in investing activities	$(32)	$(15,196)
Net cash (used) provided by financing activities	$(845)	$7,818
Operating Activities
Net cash provided by operating activities was $9.3 million for the six months ended June 30, 2023, compared to net cash used in operating activities of $33.6 million for the six months ended June 30, 2022. The change in net cash used in operating activities primarily consists of our net losses adjusted for non-cash items and changes in components of operating assets and liabilities as follows:
–for the six months ended June 30, 2023, a net loss of $34.7 million was adjusted for non-cash items, including stock-based compensation expense of $4.4 million, non-cash interest expense of $2.2 million, and a net decrease of $37.3 million due to changes in operating assets and liabilities. The significant items in the change in operating assets and liabilities include a net decrease in accounts receivable, other receivables, prepaid, and other current assets of $34.9 million, partially offset by a decrease in accounts payable and accrued expenses, accrued long-term compensation, inventories, and other liabilities and other assets of $2.3 million.
–for the six months ended June 30, 2022, a net loss of $35.5 million was adjusted for non-cash items including stock-based compensation expense of $6.4 million and non-cash interest expense of $2.7 million and a net increase of $7.4 million due to changes in operating assets and liabilities. The significant items in the change in operating assets and liabilities include a net increase in accounts payable and accrued expenses, inventories, and other liabilities and other assets of $8.0 million, offset by a decrease in accounts receivable, other receivables, prepaid, and other current assets of $0.2 million.

Investing Activities
Net cash used in investing activities during the six months ended June 30, 2023 consists of insignificant purchases of fixed assets.
Net cash used in investing activities during the six months ended June 30, 2022 consists of $15.2 million in purchases of maturities of marketable securities.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2023 consists of $0.8 million in a principal repayment of long-term debt under our R-Bridge Loan Agreement.
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
•build product inventory; and
•service and pay down our debt.
As of June 30, 2023, we had $42.7 million of cash and cash equivalents on hand. Our current level of cash and cash equivalents may not be sufficient to fund operations for the next twelve months following the issuance of the financial statements included in this Quarterly Report on Form 10-Q. As a result, there is substantial doubt regarding our ability to continue as a going concern for a period of one year from the date of this filing.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to, among other items, accounts receivable and related reserves, inventory and related reserves, goodwill, accrued sales allowances, net product revenue, government contract service revenue, government contract grant revenue, collaboration and royalty revenue, leases, stock-

based compensation arrangements, amortization of the debt discount and issuance costs under the R-Bridge Loan Agreement, manufacturing and clinical accruals, useful lives for depreciation and amortization of long-lived assets and valuation allowances on deferred tax assets. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
Recent Accounting Pronouncements
Refer to Note 18, Recent Accounting Pronouncements, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks
Our cash and cash equivalents balance as of June 30, 2023 consisted of cash and cash equivalents. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, including interest rate changes resulting from the impact of the COVID-19 pandemic. However, a sudden change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents balance. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our cash and cash equivalents balance.
We engage CROs and contract manufacturers on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. We currently do not hedge any such foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise and were less than 5.0% of total liabilities as of June 30, 2023.
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
As of June 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2023, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Information in response to this Item is incorporated herein by reference from Note 17, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
There have been no material changes from the risk factors set forth in our 2022 Form 10-K, other than the following:

The announcement and pendency of the transactions contemplated by the Merger Agreement may adversely affect our business, financial condition and results of operations.

Uncertainty about the effect of the transactions contemplated by the Merger Agreement on our employees, customers, and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

•the impairment of our ability to attract, retain, and motivate our employees, including key personnel;
•the diversion of management’s attention from our ongoing business operations;
•difficulties maintaining relationships with associates, customers, manufacturers, other business partners or governmental entities;
•restrictions during the pendency of the proposed transaction that may impact our ability to pursue certain business opportunities or strategic transactions;
•litigation relating to the Merger and the costs related thereto; and
•the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed transaction.

Failure to consummate the Merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance that the Merger will be consummated. The consummation of the proposed Merger is subject to certain conditions, including: (i) no order, injunction or decree issued by any court or other governmental body, and no statute, rule, regulation, order, injunction, or decree will have been enacted, entered, promulgated, or enforced (and continue to be in effect) by any governmental body that prohibits, enjoins, restricts, prevents or makes illegal the consummation of the transactions contemplated by the Merger Agreement; and (ii) approval of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of common stock entitled to vote on such matters at a stockholders’ meeting duly called and held for such purpose; and (iii) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

The Merger Agreement also contains certain termination rights. Upon termination of the Merger Agreement in accordance with its terms, under certain circumstances, we will be required to pay a termination fee in an amount equal to $4.9 million. In addition, in the event that the Merger Agreement is terminated due to a failure of the holders of a majority of the outstanding shares of common stock to approve the adoption of the Merger Agreement, we will be requirement to make a reimbursement payment to a subsidiary owned by Gurnet Point for fees and expenses incurred in connection with the Merger Agreement and the transactions contemplated thereby in an amount not to exceed $1.75 million.

A failed transaction may result in negative publicity and a negative impression of us among our customers, in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event of a failed transaction. In addition, if the proposed Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $2.15 per share (and an equivalently valued CVR) or higher, on terms acceptable to us, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the proposed Merger will be completed. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the proposed Merger is not completed. Many of these fees and costs will be payable by us even if the proposed Merger is not completed and may relate to activities that we would not have undertaken other than to complete the proposed Merger.

In addition, if the Merger is not consummated, our board, in assessing our, operations, prospects, strategic and short- and long-term operating plans, assets, liabilities, financial condition, believes there is a high risk of insolvency if we continue to operate independently and pursue our business on a standalone basis. With our convertible notes coming due on May 1, 2024, we believe we will need to successfully execute one or more financing transactions prior to that date or otherwise risk bankruptcy. We anticipate that any such financing transactions, if they could be completed, would likely be substantially dilutive to our current stockholders. Our plans would also require us to reduce our workforce by at least 30%, including substantial reductions among the sales force, without materially negatively impacting our ability to generate sales of NUZYRA or to otherwise successfully operate our business. We also anticipate that an amendment to the convertible notes would require the grant of a security interest, thereby restricting our ability to raise debt financing in the future. Finally, there can be no assurance that we would be successful in securing additional funds on acceptable terms, or at all. If additional funds are not available, we may be forced to cease operations, significantly reduce operating expenses or delay, curtail, or eliminate one or more of our development programs or our business operations.

Item 6.    Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated as of June 6, 2023, by and among the Company, Resistance Acquisition, Inc. and Resistance Merger Sub, Inc.	Form 8-K	001-36066	2.1	June 7, 2023
3.1	Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.1	October 31, 2014

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Form 8-K	001-36066	3.2	October 31, 2014

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock	Form 8-K	001-36066	3.1	July 24, 2015

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	Form 10-Q	001-36066	3.4	August 9, 2021

3.5	Amended and Restated Bylaws.	Form 8-K	001-36066	3.1	March 14, 2023

4.1	Specimen Common Stock Certificate.	Form S-3	333-201458	4.2	January 12, 2015

4.2	Form of Warrant Agreement issued to Hercules Capital, Inc.	Form 8-K	001-36066	4.1	June 29, 2017

4.3	Warrant Agreement issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.5	August 2, 2018

4.4	Warrant Agreement, dated as of August 5, 2020 issued to Hercules Capital, Inc.	Form 10-Q	001-36066	4.9	August 10, 2020

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
_________________________
* Filed herewith.
† Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of August 2023.

Paratek Pharmaceuticals, Inc.

By:	/s/ Evan Loh M.D.
Evan Loh M.D.
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sarah Higgins
Sarah Higgins
Vice President, Finance (Principal Financial and Accounting Officer)